Form 10-Q
period 2000-03-31
CABOT MICROELECTRONICS CORP
filed 2000-05-17
CIK 1102934

                                   FORM 10-Q

                                ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 MARCH 31, 2000

                                       or

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-30205

                       CABOT MICROELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 36-4324765
        (State of Incorporation)            (I.R.S. Employer Identification No.)

            870 COMMONS DRIVE                               60504
            AURORA, ILLINOIS                             (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (630) 375-6631

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                     YES                            NO    X
                            ----------------           --------


As of April 30, 2000, the Company had 23,589,744 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX


Part I.  Financial Information                                              Page
                                                                            ----

         Item 1. Financial Statements

                 Combined Statements of Income
                      Three and Six Months Ended March 31, 2000 and 1999      3

                 Pro Forma Combined Statements of Income
                      Three and Six Months Ended March 31, 2000 and 1999      4

                 Combined Balance Sheets
                      March 31, 2000 and September 30, 1999                   5

                 Combined Statements of Cash Flows
                      Six Months Ended March 31, 2000 and 1999                6

                 Notes to Combined Financial Statements                       7

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    11

         Item 3. Quantitative and Qualitative Disclosures About Market Risk  24

Part II. Other Information

         Item 1. Legal Proceedings                                           24

         Item 2. Changes in Securities and Use of Proceeds                   25

         Item 6. Exhibits and Reports on Form 8-K                            25

PART I. FINANCIAL INFORMATION
ITEM 1.




CABOT MICROELECTRONICS CORPORATION
COMBINED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)


                                                                             Three Months                Six Months
                                                                            Ended March 31             Ended March 31
                                                                          2000         1999          2000          1999
                                                                       --------      --------      --------      --------
     Revenue                                                           $ 38,289      $ 21,263      $ 72,519      $ 41,588
     Revenue - related party                                              1,046           604         1,862         1,154
                                                                       --------      --------      --------      --------
                                                                         39,335        21,867        74,381        42,742
                                                                       --------      --------      --------      --------

     Cost of goods sold                                                  18,600         9,573        33,972        19,059
     Cost of goods sold - related party                                   1,107           604         1,923         1,154
                                                                       --------      --------      --------      --------
                                                                         19,707        10,177        35,895        20,213
                                                                       --------      --------      --------      --------

            Gross profit                                                 19,628        11,690        38,486        22,529

     Operating expenses:
        Research and development                                          4,648         3,067         9,132         6,512
        Selling and marketing                                             1,580         1,083         2,830         2,037
        General and administrative                                        3,610         2,989         7,506         5,559
        Amortization of goodwill and other intangibles                      180           180           360           360
                                                                       --------      --------      --------      --------
            Total operating expenses                                     10,018         7,319        19,828        14,468
                                                                       --------      --------      --------      --------

     Operating income                                                     9,610         4,371        18,658         8,061

     Other income (expense)                                                 107             -           107             -
                                                                       --------      --------      --------      --------
     Income before income taxes                                           9,717         4,371        18,765         8,061
     Provision for income taxes                                           3,500         1,559         6,800         2,872
                                                                       --------      --------      --------      --------

            Net income                                                  $ 6,217       $ 2,812      $ 11,965       $ 5,189
                                                                       ========      ========      ========      ========

Pro forma basic and diluted net income per share                         $ 0.33        $ 0.15        $ 0.63        $ 0.27
                                                                       ========      ========      ========      ========

Pro forma basic and diluted
     weighted average shares outstanding                                 18,990        18,990        18,990        18,990
                                                                       ========      ========      ========      ========



              The accompanying notes are an integral part of these
                         combined financial statements

CABOT MICROELECTRONICS CORPORATION
PRO FORMA COMBINED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)


                                                                       Three Months                 Six Months
                                                                      Ended March 31              Ended March 31
                                                                    2000          1999          2000          1999
                                                                  --------      --------      --------      --------
     Revenue                                                      $ 38,289      $ 21,263      $ 72,519      $ 41,588
     Revenue - related party (a)                                       704           405         1,278           772
                                                                  --------      --------      --------      --------
                                                                    38,993        21,668        73,797        42,360
                                                                  --------      --------      --------      --------

     Cost of goods sold (b)                                         20,391        10,836        37,151        21,574
     Cost of goods sold - related party (a)                            696           332         1,186           633
                                                                  --------      --------      --------      --------
                                                                    21,087        11,168        38,337        22,207
                                                                  --------      --------      --------      --------

            Gross profit                                            17,906        10,500        35,460        20,153

     Operating expenses:
        Research and development                                     4,648         3,067         9,132         6,512
        Selling and marketing                                        1,580         1,083         2,830         2,037
        General and administrative                                   3,610         2,989         7,506         5,559
        Amortization of goodwill and other intangibles                 180           180           360           360
                                                                  --------      --------      --------      --------
            Total operating expenses                                10,018         7,319        19,828        14,468
                                                                  --------      --------      --------      --------

     Operating income                                                7,888         3,181        15,632         5,685

     Other income (expense) (c)                                       (206)         (303)         (522)         (606)
                                                                  --------      --------      --------      --------
     Income before income taxes                                      7,682         2,878        15,110         5,079
     Provision for income taxes (d)                                  2,767         1,026         5,476         1,810
                                                                  --------      --------      --------      --------

            Net income                                             $ 4,915       $ 1,852       $ 9,634       $ 3,269
                                                                  ========      ========      ========      ========

Pro forma basic and diluted net income per share (e)                $ 0.21        $ 0.08        $ 0.41        $ 0.14
                                                                  ========      ========      ========      ========

Pro forma basic and diluted
     weighted average shares outstanding (e)                        23,590        23,590        23,590        23,590
                                                                  ========      ========      ========      ========


              The accompanying notes are an integral part of these
                    pro forma combined financial statements


     (a) Reflects the revenue and cost of goods sold which would have resulted had our new dispersions services agreement with Cabot Corporation been in effect.

     (b) Reflects the cost of goods sold which would have resulted had our new fumed metal oxide supply agreement with Cabot Corporation had been in effect.

     (c) Includes interest expense associated with $17,000 in borrowings we incurred to finance the dividend to Cabot Corporation.

     (d) The effective tax rate for the period presented was applied to pro forma adjustments to determine the income tax provision or benefit associated with the pro forma adjustments.

     (e) Unaudited pro forma net income per share has been calculated using the 23,589,744 shares outstanding subsequent to the initial public offering. Prior to the initial public offering, 18,989,744 shares were owned by Cabot Corporation.

CABOT MICROELECTRONICS CORPORATION
COMBINED BALANCE SHEETS
(in thousands)

                                                                    March 31,         September 30,
                                                                      2000                 1999
                                                                  -----------         ------------
                                                                   (unaudited)
Assets:
Current assets:
     Cash                                                              $ 41                 $ 38
     Accounts receivable, less allowance for doubtful
        accounts of $150 at March 31, 2000 (unaudited)
        and $50 at September 30, 1999                                21,344               19,888
     Inventories                                                     10,779                5,269
     Prepaid expenses and other current assets                        1,549                  285
     Deferred income taxes                                              640                  640
                                                                  -----------         ------------
                 Total current assets                                34,353               26,120

Property, plant and equipment, net                                   53,961               40,031
Goodwill, net                                                         1,468                1,610
Other intangible assets, net                                          2,220                2,438
Deferred income taxes                                                    37                   75
                                                                  -----------         ------------
                 Total assets                                      $ 92,039             $ 70,274
                                                                  ===========         ============

Liabilities and division equity:
Current liabilities:
     Accounts payable                                               $ 2,710                $ 995
     Current portion of long-term debt                                1,013                    -
     Accrued expenses and other current liabilities                   7,508                6,780
                                                                  -----------         ------------
                 Total current liabilities                           11,231                7,775

     Long-term debt                                                  15,987                    -
     Deferred compensation                                              634                  422
                                                                  -----------         ------------
                 Total liabilities                                   27,852                8,197

Division equity                                                      64,187               62,077
                                                                  -----------         ------------
     Total liabilities and division equity                         $ 92,039             $ 70,274
                                                                  ===========         ============


              The accompanying notes are an integral part of these
                         combined financial statements

CABOT MICROELECTRONICS CORPORATION
COMBINED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                         Six Months Ended
                                                                             March 31,
                                                                  -------------------------------
                                                                      2000                1999
                                                                  -----------         -----------
                                                                  (unaudited)         (unaudited)

Cash flows from operating activities:
     Net Income                                                   $   11,965           $  5,189
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                 1,876              1,175
         Noncash compensation expense                                    550                450
         Provision for inventory writedown                               100                  -
         Deferred income tax expense                                      38                  -
         Loss on disposal of property, plant
            and equipment                                                 13                  -
     Changes in operating assets and liabilities:
         Accounts receivable                                          (1,457)            (3,570)
         Inventories                                                  (5,532)               984
         Prepaid expenses and other current assets                    (1,263)                90
         Accounts payable                                              1,714                413
         Accrued expenses and other current liabilities                1,207               (731)
         Deferred compensation                                           212                 94
                                                                  ----------           --------
Net cash provided by operating activities                              9,423              4,094

Cash flows from investing activities:
     Additions to property, plant and equipment                      (17,960)            (9,577)
     Proceeds from the sale of property, plant,
         and equipment                                                 1,689                  -
                                                                  ----------           --------
Net cash used by investing activities                                (16,271)            (9,577)
                                                                  ----------           --------

Cash flows from financing activities:
     Proceeds from issuance of long term debt                         17,000                  -
     Dividend paid to Cabot Corporation                              (17,000)                 -
     Net capital contributed by Cabot Corporation                      6,901              5,511
                                                                  ----------           --------
Net cash provided by financing activities                              6,901              5,511
                                                                  ----------           --------

Effect of exchange rate changes on cash                                  (50)                 5
                                                                  ----------           --------

Increase (decrease) in cash                                                3                 33
Cash at beginning of period                                               38                  5
                                                                  ----------           --------
Cash at end of period                                             $       41           $     38
                                                                  ==========           ========



                 The accompanying notes are an integral part of
                      these combined financial statements

                       CABOT MICROELECTRONICS CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS
             (Unaudited and in thousands, except per share amounts)


1.       BASIS OF PRESENTATION

         The unaudited combined financial statements have been prepared by Cabot Microelectronics Corporation ("CMC", "Cabot Microelectronics", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, these unaudited combined financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' results of operations for the three and six months ended March 31, 2000 and March 31, 1999, financial position as of March 31, 2000, and cash flows for the six months ended March 31, 2000 and March 31, 1999. The results of operations for the three and six months ended March 31, 2000 may not be indicative of the results to be expected for the fiscal year ended September 30, 2000. These combined financial statements should be read in conjunction with the combined financial statements and related notes thereto included in Cabot Microelectronics' Registration Statement on Form S-1 (No. 333-95093).

         Our combined financial statements reflect the historical results of operations and cash flows of the Microelectronics Materials Division (the "Division") of Cabot Corporation ("Cabot") during each respective period. The combined financial statements include the accounts of each subsidiary or part of each subsidiary which forms the Division. Intercompany transactions between entities within the Division have been eliminated.

         The combined balance sheets have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to the Division. The combined statements of income include all revenue and costs attributable to the Division, including a corporate allocation of employee benefits and costs of shared services (including legal, finance, human resources, information systems, corporate office, and safety, health and environmental expenses). These costs are allocated to the Division based on criteria that management believes to be equitable, such as the Division's revenue, headcount, or actual utilization in proportion to Cabot's revenue, headcount, or actual utilization. Management believes this provides a reasonable estimate of the costs attributable to the Division. For the six months ended March 31, 1999 and 2000, such allocated costs amounted to $2,448 and $3,021, respectively. Allocated costs may not necessarily be indicative of the costs that would have been incurred by the Division on a stand-alone basis.

         The financial information submitted herewith is unaudited and reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods ended March 31, 2000 and March 31, 1999. All such adjustments are of a normal recurring nature. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.



2.       SEPARATION FROM CABOT CORPORATION AND INITIAL PUBLIC OFFERING

         In July 1999, Cabot Corporation announced its plans to create an independent publicly-traded company, Cabot Microelectronics Corporation, comprised of its Microelectronics Materials Division. Following the completion of Cabot Microelectronics' initial public offering in April 2000, Cabot owns approximately 80.5% of Cabot Microelectronics' outstanding common stock. Cabot has announced it plans to distribute to Cabot shareholders the remaining CMC common shares outstanding within six to twelve months after the date of a private letter ruling which was recently received from the Internal Revenue Service ("IRS") confirming the spin-off is tax-free to Cabot. However, Cabot is not obligated to complete the spin-off in this time frame or at all.

         Cabot Microelectronics Corporation completed its initial public offering in April 2000, receiving net proceeds of $82.6 million, after deducting underwriting commissions and estimated offering expenses,

                       CABOT MICROELECTRONICS CORPORATION
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
             (Unaudited and in thousands, except per share amounts)


2.       SEPARATION FROM CABOT CORPORATION AND INITIAL PUBLIC OFFERING
         (CONTINUED)

         from the sale of 4,600,000 shares of common stock. CMC has paid Cabot, in aggregate, dividends of $81.3 million. $17.0 million was paid from borrowings under our new term credit facility prior to the initial public offering while $64.3 million was paid using proceeds from the initial public offering.


3.       NET INCOME PER SHARE

         Unaudited, pro forma basic and diluted net income per share are calculated using the 18,989,744 shares that were owned by Cabot Corporation prior to the closing of the initial public offering. These shares take into consideration a 18,989.744 to 1 stock split which occurred subsequent to March 31, 2000, but prior to the completion of the initial public offering. In future periods, basic net income per share will be calculated based on the weighted average shares of common stock outstanding during the period, and diluted earnings per share will be calculated based on the weighted average of common stock outstanding, plus the dilutive effect of stock options, among other things, calculated using the treasury stock method.


4.       COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):

                                              Three Months        Six Months
                                            Ended March 31,     Ended March 31,
                                           2000       1999     2000       1999
                                           ----       ----     ----       ----

         Net Income                       $6,217     $2,812   $11,965    $5,189

         Other comprehensive income:
              Foreign currency
              translation adjustment        (339)      (110)     (305)     (108)
                                          ------   --------   -------  --------

         Total comprehensive income       $5,878     $2,702   $11,660    $5,081
                                          ======     ======   =======    ======



5.       INVENTORIES

         Inventories consisted of the following:
                                         March 31,      September 30,
                                           2000              1999
                                           ----              ----
                                        (unaudited)

                  Raw materials          $ 6,196           $3,297
                  Work in process             38               73
                  Finished goods           4,545            1,899
                                        --------           ------
                      Total              $10,779           $5,269
                                        ========           ======

                       CABOT MICROELECTRONICS CORPORATION
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
             (Unaudited and in thousands, except per share amounts)


6.       DEBT

         We have borrowed $17,000 under our new term credit facility and paid the proceeds of this borrowing to Cabot as a dividend. Under our initial public offering and distribution agreement with Cabot, we agreed not to incur more than $50,000 in indebtedness so long as Cabot owns at least 50% of our outstanding common stock.


7.       LITIGATION

         In June 1998, one of our major competitors, Rodel Inc., filed a lawsuit against Cabot in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot is infringing United States Patent No. 4,959,113 (entitled "Method and Composition for Polishing Metal Surfaces"), which is owned by an affiliate of Rodel. We refer to this patent as the Roberts patent and this lawsuit as the Roberts lawsuit. Cabot filed an answer and counterclaim seeking dismissal of the Roberts lawsuit with prejudice, a judgment that Cabot is not infringing the Roberts patent and/or that the Roberts patent is invalid, and other relief. Cabot subsequently filed a motion for a summary judgment that the Roberts patent is invalid because all of the claims contained in the patent were not sufficiently different under applicable patent law from subject matter contained in previously granted patents, specifically United States Patents Nos. 4,705,566, 4,956,015 and 4,929,257, each of which is owned by a third party not affiliated with Rodel or us. This motion was denied on September 30, 1999 based on the court's finding that there were genuine issues of material fact to be determined at trial. Although the Roberts lawsuit is presently in the discovery stage and trial is scheduled to begin in November 2000, the trial date has not yet been scheduled. After the ruling on the summary judgment motion, Rodel filed a request for reexamination of the Roberts patent with the United States Patent and Trademark Office, which was granted on November 12, 1999.

         In April 1999, Rodel commenced a second lawsuit against Cabot in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 99-256). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot is infringing two other patents owned by an affiliate of Rodel. These two patents are United States Patent No. 5,391,258 (entitled "Compositions and Methods for Polishing") and United States Patent No. 5,476,606 (entitled "Compositions and Methods for Polishing"). We refer to these patents as the Brancaleoni patents and this lawsuit as the Brancaleoni lawsuit. Cabot has filed an answer and counterclaim to the complaint seeking dismissal of the complaint with prejudice, a judgment that Cabot is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. The Brancaleoni lawsuit is presently in the discovery stage which is currently scheduled to be completed by February 25, 2000. Trial is presently scheduled to commence on December 4, 2000. The parties have jointly requested that the court extend these dates.

         In the Roberts lawsuit, the only product that Rodel to date has alleged infringes the Roberts patent is our W2000 slurry, which is used to polish tungsten and which currently accounts for a significant portion of our total revenue. In the Brancaleoni lawsuit, Rodel has not alleged that any specific product infringes the Brancaleoni patents; instead, Rodel alleges that our United States Patent No. 5,858,813 (entitled "Chemical Mechanical Polishing Slurry for Metal Layers and Films" and which relates to a CMP polishing slurry for metal surfaces including, among other things, aluminum and copper) is evidence that Cabot is infringing the Brancaleoni patents through the manufacture and sales of unspecified products. At this stage, we cannot predict whether or to what extent Rodel will make specific infringement claims with respect to any of our products other than W2000 in these or any future

                       CABOT MICROELECTRONICS CORPORATION
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)
             (Unaudited and in thousands, except per share amounts)


7.       LITIGATION (CONTINUED)

         proceedings. It is possible that Rodel will claim that many of our products infringe its patents.

         Although Cabot is the only named defendant in these lawsuits, we have agreed to indemnify Cabot for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. While we believe there are meritorious defenses to the pending actions and intend to defend them vigorously, these defenses may not be successful. If Rodel prevails in either of these cases, we may have to pay damages and, in the future, may be prohibited from producing any products found to infringe or required to pay Rodel royalty and licensing fees with respect to sales of those products.



8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires companies to expense start-up and organization costs as incurred. SOP 98-5 broadly defines start-up activities and provides examples to help entities determine costs that are and are not within the scope of SOP 98-5. SOP 98-5 is effective for Cabot Microelectronics in fiscal 2000. We do not expect the impact of adopting SOP 98-5 to be material to our financial condition or results of operations.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains and losses be reported either in the statement of income or as a component of comprehensive income, depending on the type of hedging relationship that exists. We do not expect the impact of SFAS 133, which will be effective for fiscal 2001, to be significant given our limited use of derivatives.

         In December 1999, the SEC released Statement of Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Cabot Microelectronics Corporation is required to be in conformity with the provisions of SAB 101 no later than October 1, 2000 and we do not expect a material change in our financial condition or results of operations as a result of SAB 101.

                       CABOT MICROELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends", "estimates", "believes", "expects", "anticipates", "should", "could", or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. For more information, refer to our S-1 Registration Statement (No. 333-95093) and final prospectus filed with the SEC in connection with our initial public offering.


OVERVIEW

Prior to the initial public offering on April 4, 2000, we operated as a division of Cabot Corporation, a global chemical manufacturing company based in Boston, Massachusetts. Cabot Microelectronics is the leading supplier of slurries used in chemical mechanical planarization, or CMP. CMP is a polishing process used by integrated circuit, or IC, device manufacturers to planarize many of the multiple layers of material that are built upon silicon wafers to produce advanced IC devices. Planarization is a polishing process that levels and smooths, and removes the excess material from the surfaces of these layers. CMP slurries are liquids containing abrasives and chemicals that facilitate and enhance this polishing process. CMP assists IC device manufacturers in producing smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers seek to further shrink the size of these devices and improve their performance. Most of our CMP slurries are used to polish insulating layers and the tungsten plugs that go through the insulating layers and connect the multiple wiring layers of IC devices. We have developed and have begun limited sales of new CMP slurries that our customers use for polishing the coating on the hard disks and the magnetic heads in hard disk drives and continue to develop slurries for additional new applications. In addition, we have recently begun producing and selling polishing pads used in the CMP process.


PRO FORMA RESULTS

The following management's discussion of results of operations contains unaudited pro forma results which reflect adjustments to our historical results of operations to give effect to various transactions as if those transactions had been consummated as of the periods presented. We historically sold various dispersion products to Cabot at our cost of manufacturing. We have entered into a new dispersion services agreement with Cabot, which became effective upon the completion of the initial public offering, under which we will provide dispersion products to Cabot at our cost plus a standard margin. Under the new agreement, Cabot will supply us with the fumed metal oxide raw materials for these dispersions at no cost to us, which will reduce both our cost of goods sold and revenue for these dispersions. In addition, we historically purchased fumed metal oxides, critical raw materials for our slurries, from Cabot at Cabot's budgeted standard cost. We have entered into a new fumed metal oxide supply agreement with Cabot which became effective upon the completion of the initial public offering under which we will purchase fumed metal oxides at a contractually agreed upon price. The agreement provides for fixed price increases each year and other price increases if Cabot's cost of producing fumed metal oxides increases. We believe the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the transactions discussed above. The unaudited pro forma results of income are not necessarily indicative of the results that would have been reported had such events actually occurred on the dates specified, nor are they indicative of our future results.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

REVENUE

Total revenue was $39.3 million for the three months ended March 31, 2000, which represented an 80%, or $17.5 million, increase from the three months ended March 31, 1999. Revenue from external sales was $38.3 million for the three months ended March 31, 2000, which represented an increase of 80%, or $17.0 million, from the three months ended March 31, 1999. Of this increase, $12.6 million was due to a 59% increase in volume and $4.4 million was due to increased weighted average selling prices. The volume growth was driven by the increased use of CMP slurries in the manufacture of IC devices.


COST OF GOODS SOLD

Total cost of goods sold was $19.7 million for the three months ended March 31, 2000, which represented an increase of 94% or $9.5 million from the three months ended March 31, 1999. Cost of goods sold related to external sales was $18.6 million for the three months ended March 31, 2000, which represented an increase of 94%, or $9.0 million, from the three months ended March 31, 1999. Of this increase, $5.7 million was due to higher sales volume and $3.3 million was due to higher weighted average costs per gallon. These higher costs resulted from improved quality requirements and higher manufacturing and distribution costs associated with our increased activities in the Asia Pacific region.

Because we sell products to Cabot at cost, our related party cost of goods sold approximates our related party revenue. On a pro forma basis, total cost of goods sold would have been $21.1 million, which reflects the new fumed metal oxide supply and dispersion services agreements with Cabot.


GROSS PROFIT

Our gross profit as a percentage of net revenue was 50% for the three months ended March 31, 2000 as compared to 53% for the three months ended March 31, 1999. The decline in gross profit resulted primarily from higher material costs and quality improvement initiatives. Pro forma gross profit as a percentage of net revenue was 46 % for the three months ended March 31, 2000 as compared to 48% for the three months ended March 31, 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses were $4.7 million in the three months ended March 31, 2000, which represented an increase of 52%, or $1.6 million, from the three months ended March 31, 1999. Of this increase, $0.9 million was due to staffing and $0.5 million related to higher laboratory supply costs and other operating expenses associated with the clean room. Also, $0.4 million was incurred relating to outsourced development expenses. These increases were partially offset by $0.2 million in decreased R&D allocations from Cabot Corporation. Key activities during the three months ended March 31, 2000 involved the continued development of advanced particle technology, new and enhanced slurry products and new CMP polishing pad technology.


SELLING AND MARKETING

Selling and marketing expenses were $1.6 million in the three months ended March 31, 2000, which represented an increase of 46%, or $0.5 million, for the three months ended March 31, 1999. The increase was primarily due to the hiring of additional customer support personnel in our North America, Japan and Taiwan offices.


GENERAL AND ADMINISTRATIVE

General and administrative expenses were $3.6 million in the three months ended March 31, 2000, which represented an increase of 21%, or $0.6 million, from the three months ended March 31, 1999. The increase is primarily due to a $0.6 million increase in compensation and fringe benefit expenses needed to support the general growth of the business and $0.4 million in operating costs associated with the new corporate office building. These increases were partially offset by $0.5 million in decreased outside legal costs due to reduced activity associated with patent disputes.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Amortization of goodwill and other intangibles was $0.2 million in the three months ended March 31, 2000 and the three months ended March 31, 1999 and related to goodwill and other intangible assets associated with the acquisition of selected distributor assets from a third party in 1995.


PROVISION FOR INCOME TAXES

The effective tax rate on income from operations was 36% in the three months ended March 31, 2000 and the three months ended March 31, 1999.


NET INCOME

Net income was $6.2 million in the three months ended March 31, 2000, which represented an increase of 121%, or $3.4 million, from the three months ended March 31, 1999 as a result of the factors discussed above. Pro forma net income was $4.9 million in the three months ended March 31, 2000, which represented an increase of 165%, or $3.1 million, from the pro forma net income for the three months ended March 31, 1999.

SIX MONTHS ENDED MARCH 31, 2000 VERSUS SIX MONTHS ENDED MARCH 31, 1999

REVENUE

Total revenue was $74.4 million for the six months ended March 31, 2000, which represented a 74%, or $31.6 million, increase from the six months ended March 31, 1999. Revenue from external sales was $72.5 million for the six months ended March 31, 2000, which represented an increase of 74%, or $30.9 million, from the six months ended March 31, 1999. Of this increase, $22.4 million was due to a 54% increase in volume and $8.6 million was due to increased weighted average selling prices.


COST OF GOODS SOLD

Total cost of goods sold was $35.9 million for the six months ended March 31, 2000, which represented an increase of 78% or $15.7 million from the six months ended March 31, 1999. Cost of goods sold related to external sales was $34.0 million for the six months ended March 31, 2000, which represented an increase of 78%, or $14.9 million, from the six months ended March 31, 1999. Of this increase, $10.2 million was due to higher sales volume and $4.7 million was due to higher weighted average costs per gallon. These higher costs resulted from higher distribution costs resulting from the shift of some sales previously sold through distributors to sales directly to customers in Japan and for raw materials shipped to our manufacturing plant in Japan. Higher manufacturing costs were also resulted from improved quality requirements and higher manufacturing and distribution costs associated with our increased activities in the Asia Pacific region.

Because we sell products to Cabot at cost, our related party cost of goods sold approximates our related party revenue. On a pro forma basis, total cost of goods sold would have been $38.3 million, which reflects the new fumed metal oxide supply and dispersion services agreements with Cabot.


GROSS PROFIT

Our gross profit as a percentage of net revenue was 52% for the six months ended March 31, 2000 as compared to 53% for the six months ended March 31, 1999. The decline in gross profit resulted primarily from higher material costs and quality improvement initiatives. Pro forma gross profit as a percentage of net revenue was 48% for both periods.


RESEARCH AND DEVELOPMENT

Research and development expenses were $9.1 million in the six months ended March 31, 2000, which represented an increase of 40%, or $2.6 million, from the six months ended March 31, 1999. Of this increase, $1.3 million represents additional personnel and related relocation expenses, $1.1 million resulted from higher laboratory supply costs and other operating expenses associated with the clean room. Also, $0.4 million was incurred relating to outsourced development expenses. These increases were partially offset by $0.2 million in decreased R&D allocations from Cabot Corporation. Key activities during the six months ended

March 31, 2000 involved the continued development of advanced particle technology, new and enhanced slurry products and new CMP polishing pad technology.


SELLING AND MARKETING

Selling and marketing expenses were $2.8 million in the six months ended March 31, 2000, which represented an increase of 39%, or $0.8 million, for the six months ended March 31, 1999. The increase was primarily due to the hiring of additional customer support personnel in our North America, Japan and Taiwan offices.


GENERAL AND ADMINISTRATIVE

General and administrative expenses were $7.5 million in the six months ended March 31, 2000, which represented an increase of 35%, or $2.0 million, from the six months ended March 31, 1999. The increase was primarily due to $1.3 million of additional compensation and fringe benefit expenses needed to support the general growth of our business and $0.6 in operating costs associated with the new corporate office building.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Amortization of goodwill and other intangibles was $0.4 million in the six months ended March 31, 2000 and the six months ended March 31, 1999 and related to goodwill and other intangible assets associated with the acquisition of selected distributor assets from a third party in 1995.


PROVISION FOR INCOME TAXES

The effective tax rate on income from operations was 36% in the six months ended March 31, 2000 and the six months ended March 31, 1999.


NET INCOME

Net income was $12.0 million in the six months ended March 31, 2000, which represented an increase of 131%, or $6.8 million, from the six months ended March 31, 1999 as a result of the factors discussed above. Pro forma net income was $9.6 million in the six months ended March 31, 2000, which represented an increase of 195%, or $6.4 million, from the six months ended March 31, 1999.



                         LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $9.4 million in the six months ended March 31, 2000 and $4.1 million in the six months ended March 31, 1999. Our cash provided by operating activities originated from net income from operations of $12.0 million plus non-cash items of $2.5 million, offset by a net increase in working capital of $5.1 million. Our principal capital requirements have been to fund working capital requirements and additions to property, plant and equipment that support the expansion of our business. In the six months ended March 31, 2000, cash flows used in investing activities were $16.3 million, primarily due to the construction of our Aurora, Illinois manufacturing facility, the purchase of land in Korea for a new distribution facility and the purchase of research and development equipment. In the six months ended March 31, 1999, cash flows used in investing activities were $9.6 million due to manufacturing capacity increases, the acquisition of research and development equipment and land and construction of our new headquarters building in Aurora, Illinois. Cash flows from financing activities of $6.9 million for the six months ended March 31, 2000 resulted from capital contributions from Cabot Corporation. In addition, we borrowed $17.0 million under our new term credit facility and paid the proceeds of this borrowing to Cabot as a dividend. Cash flows from financing activities for the six months ended December 31, 1999 were $5.5 and resulted from capital contributions from Cabot.

We believe we have the financial resources needed to meet business requirements for the next twelve months, including capital expenditures for the expansion of worldwide manufacturing capacity and working capital requirements.


                   FACTORS AFFECTING FUTURE OPERATING RESULTS


RISKS RELATING TO OUR BUSINESS

WE HAVE RECENTLY BEGUN OPERATING AS A STAND-ALONE ENTITY AND OUR BUSINESS COULD SUFFER IF WE FAIL TO DEVELOP THE SYSTEMS AND INFRASTRUCTURE NECESSARY TO SUPPORT OUR BUSINESS AS A STAND-ALONE ENTITY

Since our initial public offering we have been operating for the first time as a stand-alone entity. Accordingly, we are developing and implementing the systems and infrastructure necessary to support our current and future business. If we fail to develop these systems and infrastructure, our business will suffer. We had been a part of Cabot since we began developing CMP slurries in 1985. We were organized as a separate division of Cabot in July 1995. Cabot has historically provided us with operational, financial and other support. Although Cabot is providing us with the various interim and ongoing services, these arrangements will terminate upon the spin-off. After the expiration of these various arrangements, we may not be able to replace the interim and ongoing services on terms and conditions, including costs, as favorable as those we had as a division of Cabot or pursuant to these arrangements. We also may not be able to develop the necessary systems and infrastructure to operate as a stand-alone entity. Any failure to do so could seriously harm our business, results of operations and financial condition.


HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

The historical financial information we have presented may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented and may not be indicative of what our results of operations, financial position and cash flows will be in the future. As a result, information to evaluate our business is limited. This is because:

- as a division of Cabot, Cabot provided us with various services and allocated expenses for these services to us in amounts that may not have been the same as the expenses we would have incurred had we performed or acquired these services ourselves;

- we have changed our fumed metal oxide supply and dispersion services arrangements with Cabot and the prices we are paying under our new agreements are higher than the prices we paid in the past; and

- the information does not reflect other events and changes that will occur as a result of our separation from Cabot, including the establishment of our capital structure, the incurrence of debt and changes in our expenses as a result of new employee, tax and other structures and matters.


WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN CMP CONSUMPTION

Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt and improve our products in response to evolving customer needs and industry trends. Since its inception the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices and these changes and advances are expected to continue in the future. One or more developments in the semiconductor industry may render our products obsolete or less important to the IC device manufacturing process, including:

- increased competition from new or existing producers of CMP slurries, including the introduction of new or substitute products;

-    a shift toward recycling slurries;

- the adoption of a new process to create the wiring in IC devices, known as dual damascene, which may reduce the number of CMP steps required to produce an IC device and which we expect will become predominant in IC device manufacturing in the next five to ten years; and

- advances in CMP technology that make it possible to perform CMP without a slurry.


There may also be physical and other limits on the ability of IC device manufacturers to continue to shrink the size and increase the density of IC devices, which are trends currently driving the growth in CMP. Any of the foregoing developments could cause a decline in the CMP slurry market in general or seriously harm our business, financial condition and results of operations in particular.


A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS

Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations.

For 1999, our five largest customers accounted for approximately 58% of our revenue, with Intel accounting for approximately 22% of our revenue, Marketech accounting for approximately 15% of our revenue, and Takasago accounting for approximately 10% of our revenue. Marketech and Takasago are distributors. For the six months ended March 31, 2000, our five largest customers accounted for approximately 55% of our revenue, with Intel accounting for approximately 12% of our revenue, Marketech accounting for approximately 14% of our revenue, and Takasago accounting for approximately 11% of our revenue. The decline in the percentage of our total revenue attributable to sales to Intel resulted from, among other things, Intel's decision to significantly reduce purchases of one type of CMP slurry from us.


IF WE LOSE PENDING OR FUTURE INTELLECTUAL PROPERTY LAWSUITS RELATING TO OUR BUSINESS, WE COULD BE LIABLE FOR SIGNIFICANT DAMAGES AND LEGAL EXPENSES AND COULD BE ENJOINED FROM MANUFACTURING OUR SLURRY PRODUCTS

Cabot is currently the subject of two lawsuits against it involving infringement claims relating to our business. If Cabot or we were to lose these or future lawsuits, we could be liable for significant damages and legal expenses and could be enjoined from manufacturing our slurry products. Although Cabot is the only named defendant in these lawsuits, we have agreed to indemnify Cabot for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business.

In June 1998, Rodel, Inc. commenced a lawsuit against Cabot in the United States District Court for the District of Delaware seeking injunctive relief and damages relating to allegations that Cabot is infringing a United States patent owned by an affiliate of Rodel that relates to polishing metal surfaces. In April 1999, Rodel commenced a second lawsuit against Cabot in the same court seeking injunctive relief and damages relating to allegations that Cabot is infringing two other United States patents owned by an affiliate of Rodel. Rodel may claim many of our products infringe its patents. The defense of these claims may not be successful. If Rodel wins either of these cases, we may have to pay damages and, in the future, may be prohibited from producing any products found to infringe those patents or required to pay Rodel royalty and licensing fees with respect to sales of those products.

In addition, we may be subject to future infringement claims by Rodel or others with respect to our products and processes. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose any future infringement claims we could be subject to injunctions, damages and/or royalty or licensing agreements. Royalty or licensing agreements, if required as a result of any pending or future claims, may not be available to us on acceptable terms or at all. Moreover, we have agreed to indemnify one of our major customers for any losses this customer may incur as a result of intellectual property claims brought against it arising out of its purchase or use of our products.


ANY PROBLEM OR INTERRUPTION IN OUR SUPPLY FROM CABOT OF FUMED METAL OXIDES, OUR MOST IMPORTANT RAW MATERIALS, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

Fumed metal oxides are the primary raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides. Cabot is currently our exclusive supplier of fumed metal oxides. We have entered into a fumed metal oxide supply agreement with Cabot, which became effective upon completion of the initial public offering and under which Cabot will continue to be our exclusive supplier of fumed metal oxides for our current slurry products. We also expect Cabot will be our primary supplier of fumed metal oxides for products we develop in the future.

Our continued supply of fumed metal oxides from Cabot is subject to a number of risks, including:

- the destruction of one of Cabot's fumed metal oxides manufacturing facilities, particularly its Tuscola facility, or its distribution infrastructure;

- a work stoppage or strike by Cabot employees who manufacture fumed metal oxides;

- the failure of Cabot to provide fumed metal oxides of the requisite quality for production of our various CMP slurries;

- the failure of essential fumed metal oxides manufacturing equipment at a Cabot plant;

-    the failure or shortage of supply of raw materials to Cabot; and

- contractual amendments and disputes with Cabot, including those relating to the fumed metal oxide supply agreement.


Any of these factors could interfere with our ability to produce our CMP slurries in the quantities and of the quality required by our customers and in accordance with their delivery schedules. It may also be difficult to secure alternative sources of fumed metal oxides in the event Cabot encounters supply problems.

In addition, if we change the supplier or type of fumed metal oxides we use to make our CMP slurries or are required to purchase them from a different Cabot manufacturing facility, our customers might be forced to requalify our CMP slurries for their manufacturing processes and products. The requalification process would likely take a significant amount of time to complete, during which our sales of CMP slurries to these customers could be interrupted or reduced.

We have also specifically engineered our slurry chemistries with the fumed metal oxides currently used in the production of our CMP products. A change in the fumed metal oxides we use to make our slurry products could require us to modify our chemistries. This modification may involve a significant amount of time and cost to complete and therefore have an adverse effect on our business and sales.


OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR EXISTING OR FUTURE COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS OR OFFER BETTER PRICING TERMS OR SERVICE, OR IF ANY OF OUR MAJOR CUSTOMERS DEVELOP IN-HOUSE SLURRY MANUFACTURING CAPABILITY

Increased competition from current CMP slurry manufacturers, new entrants to the CMP slurry market or a decision by any of our major customers to produce slurry products in-house could seriously harm our business and results of operations. We are aware of only four other manufacturers of CMP slurries currently selling significant volumes to IC device manufacturers. Opportunities exist for companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. Some of our major customers, and some potential customers, currently manufacture slurries in-house and others have the financial and technological capability to do so. The existence or threat of increased competition and in-house production could limit or reduce the prices we are able to charge for our slurry products. In addition, our competitors may have or obtain intellectual property rights which may restrict our ability to market our existing products and/or to innovate and develop new products.



OUR INABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL OR TECHNICAL EMPLOYEES COULD CAUSE OUR BUSINESS TO SUFFER

If we fail to recruit and retain the necessary management personnel, our business and our ability to maintain existing and obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is also heavily dependent on the leadership of our key management personnel, all of whom are employees-at-will. We have no key man insurance on any of our personnel. The loss of any number of our key management personnel could harm our business and results of operations.

Our success also depends on our ability to recruit, retain and motivate technical personnel for our research and development activities. Competition for qualified personnel, particularly those with significant experience in the CMP and IC device industries, is intense, and we may not be able to successfully recruit, train or retain these employees. The loss of services of any key technical employee could harm our business generally as well as our ability to research and develop new and existing products and to provide technical support and service to our customers.


BECAUSE WE HAVE LIMITED EXPERIENCE IN MANUFACTURING AND SELLING CMP POLISHING PADS AND SLURRIES FOR CMP POLISHING OF THE MAGNETIC HEADS AND THE COATING ON HARD DISKS IN HARD DISK DRIVES, EXPANSION OF OUR BUSINESS INTO THESE AREAS AND APPLICATIONS MAY NOT BE SUCCESSFUL

An element of our strategy is to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including manufacturing CMP polishing pads and slurries for CMP polishing of the magnetic heads and the coating on hard disks in hard disk drives. We have had limited experience in developing and marketing these products, particularly polishing pads, which involve technologies and production processes that are new to us. For these reasons, the expansion of our business into these new product areas or applications may not be successful.

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because CMP slurry manufacturers develop complex and technical formulas for CMP slurries which are proprietary in nature and differentiate their products from those of competitors. Our intellectual property is important to our success and ability to compete. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could seriously harm our business.

Policing the unauthorized use of our intellectual property is difficult, and the steps we have taken may not detect or prevent the misappropriation or unauthorized use of our technologies. In addition, other parties may independently develop or otherwise acquire the same or substantially equivalent technologies to ours.


WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside the United States. For 1999, approximately 46% of our revenue was generated by sales to customers outside the United States. For the six months ended March 31, 2000, approximately 51% of our revenue was generated by sales to customers outside the United States. We encounter potential risks in doing business in foreign countries, including:

- the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

- foreign customers may have longer payment cycles than customers in the United States;

- tax rates in some foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

- general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries;

- the difficulties associated with managing a large organization spread throughout various countries; and

- the potential difficulty in enforcing intellectual property rights in some foreign countries.


As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.


EXCHANGE RATE FLUCTUATIONS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

As a result of our international operations, we expect to generate an increasing portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. To the extent we are unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any foreign currency could have a negative impact on our financial condition or results of operations.

The financial condition and results of operations of some of our operating entities are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our combined financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported revenue and operating profits.


OUR ABILITY TO RAISE CAPITAL IN THE FUTURE MAY BE LIMITED AND THIS MAY LIMIT OUR ABILITY TO EXPAND OUR BUSINESS AND IMPROVE OUR TECHNOLOGY

We plan to expand our business and continue to improve our technology. To do so we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our financial condition or results of operations. Because we have agreed with Cabot that we will not issue any securities if doing so would reduce Cabot's ownership of us to less than 80.5% prior to the spin-off, our ability to raise capital through further sales of equity securities is limited until the spin-off occurs. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve restrictive covenants.


RISKS RELATING TO OUR SEPARATION FROM CABOT

WE WILL BE CONTROLLED BY CABOT AS LONG AS IT OWNS A MAJORITY OF OUR COMMON STOCK AND OUR OTHER STOCKHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING DURING THAT TIME

Cabot owns approximately 80.5% of our outstanding shares of common stock. Under the initial public offering and distribution agreement that we have entered into with Cabot, Cabot has the right to maintain an 80.5% ownership of our common stock until the spin-off. As long as Cabot owns a majority of our outstanding common stock, Cabot will continue to be able to elect our entire board of directors and generally to determine the outcome of all corporate actions requiring stockholder approval. As a result, Cabot is in a position to continue to control all matters affecting our company. Cabot has indicated it intends to divest its remaining equity interest in us within six to twelve months after the date of the recently received private letter ruling from the IRS confirming the spin-off is tax-free to Cabot. However, Cabot may not complete a divestiture of its remaining equity interest in us in this time frame or at all.


A NUMBER OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR EXECUTIVE OFFICERS OF CABOT OR OWN CABOT STOCK

Three members of our board of directors are directors or executive officers of Cabot. Our directors who are also directors or executive officers of Cabot have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both us and Cabot. In addition, a number of our directors and executive officers own Cabot stock and options on Cabot stock they acquired as employees of Cabot. This ownership could create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and Cabot. While there are provisions in our certificate of incorporation designed to resolve these conflicts in a manner that is fair to both us and Cabot, these conflicts may not ultimately be resolved in a fair manner to both parties.


WE MAY HAVE CONFLICTS WITH CABOT WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS

We may have conflicts with Cabot that we cannot resolve and, even if we are able to do so, the resolution of these conflicts may not be as favorable as if we were dealing with an unaffiliated party. Cabot continues to be our exclusive supplier of fumed metal oxides for our existing slurries under a fumed metal oxide supply agreement between Cabot and our company. While we are not required to do so under the terms of that agreement, we expect we also will purchase from Cabot most of the fumed metal oxides we require for any new slurries we develop. Furthermore, we currently have and will continue to have, contractual arrangements with Cabot requiring Cabot and its affiliates to provide us with various interim, ongoing and other services. As a result, conflicts of interest may arise between Cabot and us in a number of areas relating to our past and ongoing relationships, including:

- the terms of our fumed metal oxide supply agreement and other interim and ongoing agreements with Cabot;

-    Cabot's ability to control our management and affairs;

- the nature, quality and pricing of transitional services Cabot has agreed to provide us;

-    business opportunities that may be attractive to both Cabot and us;

- litigation, labor, tax, employee benefit and other matters arising from our separation from Cabot;

-    the incurrence of debt and major business combinations by us; and

- sales or distributions by Cabot of all or any portion of its ownership interest in us.

In addition, the contractual agreements we have with Cabot may be amended from time to time upon agreement between the parties and, as long as Cabot is our controlling stockholder, it will have the ability to require us to agree to any such amendments. These agreements were made in the context of an affiliated relationship and were negotiated in the overall context of our separation from Cabot. The prices and other terms under these agreements may be less favorable to us than what we could have obtained in arm's-length negotiations with unaffiliated third parties for similar services or under similar leases. It is particularly difficult to assess whether the price for fumed metal oxides provided for under our fumed metal oxide supply agreement with Cabot is the same as or different than the price we could have obtained in arm's-length negotiations with an unaffiliated third party in light of the long-term nature of the contract, the volumes provided for under the agreement and our particular quality requirements.


WE FACE RISKS ASSOCIATED WITH BEING A MEMBER OF CABOT'S CONSOLIDATED GROUP FOR FEDERAL INCOME TAX PURPOSES

For so long as Cabot continues to own 50% or greater of the vote and value of our capital stock, we will be included in Cabot's consolidated group for federal income tax purposes. Under a tax sharing agreement with Cabot, we will pay Cabot the amount of federal, state and local income taxes we would be required to pay to the relevant taxing authorities if we were a separate taxpayer not included in Cabot's consolidated or combined returns. In addition, by virtue of its controlling ownership and the tax sharing agreement, Cabot will effectively control substantially all of our tax decisions. Under the tax sharing agreement, Cabot will have sole authority to respond to and conduct all tax proceedings including tax audits relating to Cabot consolidated or combined income tax returns in which we are included. Moreover, notwithstanding the tax sharing agreement, federal law provides that each member of a consolidated group is liable for the group's entire tax obligation. Thus, to the extent Cabot or other members of the group fail to make any federal income tax payments required of them by law, we could be liable for the shortfall. Similar principles may apply for state income tax purposes in many states.


IF THE ANTICIPATED SPIN-OFF IS NOT TAX-FREE, WE COULD BE LIABLE TO CABOT FOR THE RESULTING TAXES

We continue to be controlled by Cabot and Cabot intends to divest itself of its remaining equity interest in us by means of a tax-free spin-off. We have agreed to indemnify Cabot in the event the spin-off is not tax-free to Cabot as a result of various actions taken by or with respect to us or our failure to take various actions, all as to be set forth in our tax sharing agreement with Cabot. We may not be able to control some of the events that could trigger this liability. In particular, any acquisition of us by a third party within two years of the spin-off could result in the spin-off becoming a taxable transaction and give rise to our obligation to indemnify Cabot for any resulting tax liability.

RISKS RELATING TO OUR RECENTLY COMPLETED INITIAL PUBLIC OFFERING

THE MARKET PRICE MAY FLUCTUATE WIDELY AND RAPIDLY

The market price of our common stock could fluctuate significantly as a result of:

- economic and stock market conditions generally and specifically as they may impact participants in the semiconductor industry;

- changes in financial estimates and recommendations by securities analysts following our stock;

- earnings and other announcements by, and changes in market evaluations of, participants in the semiconductor industry;

- changes in business or regulatory conditions affecting participants in the semiconductor industry;

- announcements or implementation by us or our competitors of technological innovations or new products; and

-    trading volume of our common stock.


The securities of many companies have experienced extreme price and volume fluctuations in recent years, often unrelated to the companies' operating performance. Specifically, market prices for securities of technology related companies have frequently reached elevated levels, often following their initial public offerings. These levels may not be sustainable and may not bear any relationship to these companies' operating performances. In the past, following periods of volatility in the market price of a company's securities, stockholders have often instituted securities class action litigation against the company. If we were involved in a class action suit, it could divert the attention of senior management, and, if adversely determined, have a negative impact on our business, results of operations and financial condition.


THE ACTUAL OR POSSIBLE SALE OF OUR SHARES BY CABOT, WHICH OWNS MORE THAN 80% OF OUR OUTSTANDING SHARES, COULD DEPRESS OR REDUCE THE MARKET PRICE OF OUR COMMON STOCK OR CAUSE OUR SHARES TO TRADE BELOW THE PRICES AT WHICH THEY WOULD OTHERWISE TRADE

The market price of our common stock could drop as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock.

There are 23,589,744 shares of our common stock outstanding and Cabot beneficially owns 80.5% of our outstanding common stock. The shares of our common stock sold in our initial public offering are freely tradable without restriction, except for any shares acquired by an affiliate of our company (which can be sold under Rule 144 under the Securities Act, subject to various volume and other limitations). Cabot is not obligated to retain these shares, except that subject to limited exceptions, it has agreed not to sell or otherwise dispose of any shares of common stock for 180 days after the completion of the public offering without the consent of our underwriters. After the expiration of this 180 day period, Cabot could dispose of its shares of our common stock through a public offering, spin-off or other transaction and has indicated its intention to do so through a spin-off.

ANTI-TAKEOVER PROVISIONS UNDER OUR CERTIFICATE OF INCORPORATION AND BYLAWS, OUR RIGHTS PLAN AND DELAWARE GENERAL CORPORATION LAW MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK, DISCOURAGE THIRD PARTIES FROM MAKING A BID FOR OUR COMPANY OR REDUCE ANY PREMIUMS PAID TO OUR STOCKHOLDERS FOR THEIR COMMON STOCK

Our certificate of incorporation, our bylaws, our rights plan and various provisions of the Delaware General Corporation Law may make it more difficult to effect a change in control of our company. Our certificate of incorporation, our by-laws, our rights plan and the various provisions of Delaware General Corporation Law may adversely affect the price of our common stock, discourage third parties from making a bid for our company or reduce any premiums paid to our stockholders for their common stock. For example, we have amended our certificate of incorporation to authorize our board of directors to issue up to 20 million shares of blank check preferred stock and to attach special rights and preferences to this preferred stock. The issuance of this preferred stock may make it more difficult for a third party to acquire control of us. We also amended our certificate of incorporation to provide for the division of our board of directors into three classes as nearly equal in size as possible with staggered three-year terms. This classification of our board of directors could have the effect of making it more difficult for a third party to acquire our company, or of discouraging a third party from acquiring control of our company. In addition, the rights issued to our stockholders under our rights plan may make it more difficult or expensive for another person or entity to acquire control of us without the consent of our board of directors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and the British Pound. Our exposure to foreign currency exchange risks has not been significant because a significant portion of our foreign sales are denominated in U.S. dollars. As foreign markets become a more significant portion of our business, we have begun to enter into forward contracts in an effort to manage foreign currency exchange exposure. Less than 10% of our revenue is transacted in currencies other than the U.S. dollar. We do not enter into forward exchange contracts for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of March 31, 2000, the analysis demonstrated that such market movements would not have a material adverse effect on our financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at March 31, 2000 was not material.


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings are discussed in "Footnote 7. - Litigation", under PART I,
Item 1 - Notes to Combined Financial Statements and such discussion is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of CMC's Form S-1 Registration Statement (No. 333-95093) relating to the initial public offering of its common stock was April 4, 2000. A total of 4,600,000 shares of CMC's common stock were sold at a price of $20.00 per share to an underwriting syndicate led by Goldman, Sachs & Co., Merrill Lynch & Co. and Robertson Stephens. The offering commenced on April 4, 2000. Proceeds of the offering to CMC, net of $6.4 million of underwriting discounts, were $85.6 million. Estimated expenses related to the offering totaled approximately $3.0 million, resulting in net proceeds to CMC of approximately $82.6 million. Except with respect to the payment to Cabot Corporation described below, we did not pay any of the net proceeds of the offering, directly or indirectly, to any director, officer or affiliate of CMC, or to any persons owning ten percent or more of our common stock. Of the net proceeds, $64.3 million was paid as a dividend to Cabot Corporation in April 2000. The remaining proceeds are invested in highly liquid money market funds and will be used for working capital purposes and additions to property, plant and equipment in the future.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                  Exhibit
                  Number                Description

                      27 Financial Data Schedule for the period ended March 31, 2000, filed herewith.

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three months ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CABOT MICROELECTRONICS CORPORATION




Date:  May 17, 2000                 /s/ William C. McCarthy
                                    -----------------------
                                    William C. McCarthy
                                    Vice President and Chief Financial Officer
                                    [Authorized Officer; Principal Financial
                                    and Accounting Officer]