Form 10-Q
period 2000-06-30
CABOT MICROELECTRONICS CORP
filed 2000-08-11
CIK 1102934

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2000

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-30205

                       CABOT MICROELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                          36-4324765
         (State of Incorporation)     (I.R.S. Employer Identification No.)

         870 NORTH COMMONS DRIVE                                  60504
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

                           YES     X        NO
                              -----------      ------------

As of July 31, 2000, the Company had 23,589,744 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION ................................................  PAGE

         Item 1. Financial Statements

                Statements of Income
                    Three and Nine Months Ended June 30, 2000 and 1999 .......    3

                Pro Forma Statements of Income
                    Three and Nine Months Ended June 30, 2000 and 1999 .......    4

                Balance Sheets
                    June 30, 2000 and September 30, 1999 .....................    5

                Statements of Cash Flows
                    Nine Months Ended June 30, 2000 and 1999 .................    6

                Notes to Financial Statements ................................    7

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ......................   11

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...   23

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ...........................................   23

         Item 2. Changes in Securities and Use of Proceeds ...................   23

         Item 6. Exhibits and Reports on Form 8-K ............................   24

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS          NINE MONTHS
                                                        ENDED JUNE 30        ENDED JUNE 30
                                                      2000       1999       2000       1999
                                                    --------   --------   --------   --------
Revenue                                             $ 50,145   $ 21,917   $122,664   $ 63,505
Revenue - related party                                  444        947      2,306      2,101
                                                    --------   --------   --------   --------
                                                      50,589     22,864    124,970     65,606
                                                    --------   --------   --------   --------

Cost of goods sold                                    22,415     10,060     56,387     29,119
Cost of goods sold - related party                       424        947      2,347      2,101
                                                    --------   --------   --------   --------
                                                      22,839     11,007     58,734     31,220
                                                    --------   --------   --------   --------

         Gross profit                                 27,750     11,857     66,236     34,386

Operating expenses:
   Research and development                            5,105      3,669     14,237     10,181
   Selling and marketing                               2,002      1,108      4,833      3,145
   General and administrative                          6,694      3,232     14,201      8,791
   Amortization of goodwill and other intangibles        179        180        538        540
                                                    --------   --------   --------   --------
      Total operating expenses                        13,980      8,189     33,809     22,657
                                                    --------   --------   --------   --------

Operating income                                      13,770      3,668     32,427     11,729

Other income (expense)                                    20       --          127       --
                                                    --------   --------   --------   --------
Income before income taxes                            13,790      3,668     32,554     11,729
Provision for income taxes                             5,000      1,307     11,800      4,179
                                                    --------   --------   --------   --------

      Net income                                    $  8,790   $  2,361   $ 20,754   $  7,550
                                                    ========   ========   ========   ========

Basic net income per share                          $   0.38   $   0.12   $   1.02   $   0.40
                                                    ========   ========   ========   ========

Weighted average basic shares outstanding             23,383     18,990     20,417     18,990
                                                    ========   ========   ========   ========

Diluted net income per share                        $   0.37   $   0.12   $   0.99   $   0.40
                                                    ========   ========   ========   ========

Weighted average diluted shares outstanding           23,921     18,990     20,955     18,990
                                                    ========   ========   ========   ========


              The accompanying notes are an integral part of these
                              financial statements.

CABOT MICROELECTRONICS CORPORATION
PRO FORMA STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS              NINE MONTHS
                                                         ENDED JUNE 30            ENDED JUNE 30
                                                       2000        1999         2000        1999
                                                    ---------   ---------    ---------    ---------
Revenue                                             $  50,145   $  21,917    $ 122,664    $  63,505
Revenue - related party (a)                               444         637        1,722        1,409
                                                    ---------   ---------    ---------    ---------
                                                       50,589      22,554      124,386       64,914
                                                    ---------   ---------    ---------    ---------

Cost of goods sold (b)                                 24,209      11,387       61,360       32,961
Cost of goods sold - related party (a)                    376         525        1,562        1,158
                                                    ---------   ---------    ---------    ---------
                                                       24,585      11,912       62,922       34,119
                                                    ---------   ---------    ---------    ---------

         Gross profit                                  26,004      10,642       61,464       30,795

Operating expenses:
   Research and development                             5,105       3,669       14,237       10,181
   Selling and marketing                                2,002       1,108        4,833        3,145
General and administrative (c)                          4,581       3,232       12,088        8,791
   Amortization of goodwill and other intangibles         179         180          538          540
                                                    ---------   ---------    ---------    ---------
         Total operating expenses                      11,867       8,189       31,696       22,657
                                                    ---------   ---------    ---------    ---------

Operating income                                       14,137       2,453       29,768        8,138

Other income (expense)                                     20        (303)        (502)        (909)
                                                    ---------   ---------    ---------    ---------
Income before income taxes                             14,157       2,150       29,266        7,229
Provision for income taxes (d)                          5,132         766       10,608        2,576
                                                    ---------   ---------    ---------    ---------
         Net income                                 $   9,025   $   1,384    $  18,658    $   4,653
                                                    =========   =========    =========    =========
Basic net income per share (e)                      $    0.39   $    0.07    $    0.91    $    0.25
                                                    =========   =========    =========    =========
Weighted average basic shares outstanding (e)          23,383      18,990       20,417       18,990
                                                    =========   =========    =========    =========
Diluted net income per share (e)                    $    0.38   $    0.07    $    0.89    $    0.25
                                                    =========   =========    =========    =========
Weighted average diluted shares outstanding (e)        23,921      18,990       20,955       18,990
                                                    =========   =========    =========    =========

              The accompanying notes are an integral part of these
                         pro forma financial statements.

(a) Reflects the revenue and cost of goods sold which would have resulted had our new dispersions services agreement with Cabot Corporation (effective upon completion of the initial public offering) been in effect during the periods presented.
(b) Reflects the cost of goods sold which would have resulted had our new fumed metal oxide supply agreement with Cabot Corporation (effective upon completion of the initial public offering) been in effect during the periods presented.
(c) Excludes the one-time charge of $2,113 related to options granted to non-Cabot Microelectronics employees at the time of the initial public offering.
(d) The effective tax rate for the period presented was applied to pro forma adjustments to determine the income tax provision or benefit associated with the pro forma adjustments.
(e) Basic and diluted net income per share for the nine months ended June 30, 1999 have been calculated using the pro forma 18,990 shares owned by Cabot for the period prior to the initial public offering. Basic and diluted net income per share for the nine months ended June 30, 2000 have been calculated using the pro forma 18,990 shares owned by Cabot for the period prior to the initial public offering in the weighted average shares outstanding calculation.

CABOT MICROELECTRONICS CORPORATION
BALANCE SHEETS
(IN THOUSANDS)

                                                                                      JUNE 30,   SEPTEMBER 30,
                                                                                       2000         1999
                                                                                     ---------    ---------
                                                                                    (UNAUDITED)
Assets:
Current assets:
   Cash and cash equivalents                                                         $  10,101    $      38
   Accounts receivable, less allowance for doubtful
      accounts of $200 at June 30, 2000 (unaudited)
      and $50 at September 30, 1999                                                     27,534       19,888
   Inventories                                                                          12,795        5,269
   Prepaid expenses and other current assets                                               676          285
   Deferred income taxes                                                                   640          640
                                                                                     ---------    ---------
         Total current assets                                                           51,746       26,120

Property, plant and equipment, net                                                      64,227       40,031
Goodwill, net                                                                            1,397        1,610
Other intangible assets, net                                                             2,111        2,438
Deferred income taxes                                                                      151           75
                                                                                     ---------    ---------
         Total assets                                                                $ 119,632    $  70,274
                                                                                     =========    =========

Liabilities and stockholder's equity:
Current liabilities:
   Accounts payable                                                                  $   3,884    $     995
   Payable to related party                                                              7,542         --
   Accrued expenses and other current liabilities                                        7,968        6,780
                                                                                     ---------    ---------
         Total current liabilities                                                      19,394        7,775

   Long-term debt                                                                        3,500         --
   Deferred compensation                                                                   515          422
                                                                                     ---------    ---------
         Total liabilities                                                              23,409        8,197

Stockholder's equity:
   Common stock:
      Authorized: 200,000,000 shares of $0.001 par value
      Issued and outstanding: 23,589,744 shares in 2000, no shares issued in 1999    $      24    $    --
   Capital in excess of par value of common stock                                       88,042         --
   Division equity                                                                        --         46,629
   Retained earnings                                                                     8,790       16,714
   Accumulated other comprehensive income (loss)                                           839          974
   Unearned compensation                                                                (1,472)      (2,240)
                                                                                     ---------    ---------
         Total stockholder's equity                                                     96,223       62,077
                                                                                     ---------    ---------

         Total liabilities and stockholder's equity                                  $ 119,632    $  70,274
                                                                                     =========    =========


              The accompanying notes are an integral part of these
                              financial statements.

CABOT MICROELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                         NINE MONTHS ENDED
                                                             JUNE 30,
                                                         2000        1999
                                                       --------    --------
                                                      (UNAUDITED) (UNAUDITED)

Cash flows from operating activities:
   Net Income                                          $ 20,754    $  7,550
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                       3,266       1,873
      Non-CMC employee stock options                      2,113        --
      Noncash compensation expense                          825         675
      Provision for inventory writedown                     350        --
      Deferred income tax expense                           (76)       --
      Loss on disposal of property, plant
        and equipment                                        13         141
   Changes in operating assets and liabilities:
      Accounts receivable                                (7,651)     (4,673)
      Inventories                                        (7,614)        562
      Prepaid expenses and other current assets            (392)         66
      Accounts payable                                    2,882         810
      Payable to related party                            7,542        --
      Accrued expenses and other current liabilities      1,230          70
      Deferred compensation                                  93         141
                                                       --------    --------
Net cash provided by operating activities                23,335       7,215

Cash flows from investing activities:
   Additions to property, plant and equipment           (30,047)    (11,942)
   Proceeds from the sale of property, plant,
         and equipment                                    1,689          65
                                                       --------    --------
Net cash used by investing activities                   (28,358)    (11,877)
                                                       --------    --------

Cash flows from financing activities:
   Proceeds from issuance of long term debt              17,000        --
   Repayments of long term debt                         (13,500)       --
   Net capital contributed by Cabot Corporation          10,070       4,742
   Net proceeds from issuance of stock                   82,765        --
   Dividends paid to Cabot Corporation                  (81,300)       --
                                                       --------    --------
Net cash provided by financing activities                15,035       4,742
                                                       --------    --------

Effect of exchange rate changes on cash                      51         (47)
                                                       --------    --------
Increase (decrease) in cash                              10,063          33
Cash and cash equivalents at beginning of period             38           5
                                                       --------    --------
Cash and cash equivalents at end of period             $ 10,101    $     38
                                                       ========    ========


                 The accompanying notes are an integral part of
                           these financial statements.

                       CABOT MICROELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

     The unaudited financial statements have been prepared by Cabot Microelectronics Corporation ("CMC", "Cabot Microelectronics", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, these unaudited financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' results of operations for the three and nine months ended June 30, 2000 and June 30, 1999, financial position as of June 30, 2000, and cash flows for the nine months ended June 30, 2000 and June 30, 1999. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended June 30, 2000 may not be indicative of the results to be expected for the fiscal year ended September 30, 2000. These financial statements should be read in conjunction with the financial statements and related notes thereto included in Cabot Microelectronics' Registration Statement on Form S-1 (No. 333-95093).

     Our financial statements reflect the historical results of operations and cash flows of the Cabot Microelectronics Corporation, which prior to the initial public offering discussed in Note 2, operated as a division of Cabot Corporation ("Cabot"). The financial statements include the accounts of each subsidiary or part of each subsidiary which forms CMC. Intercompany transactions between entities within CMC have been eliminated.

     The balance sheets have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to CMC. The statements of income include all revenue and costs attributable to the CMC, including a corporate allocation of employee benefits and costs of shared services (including legal, finance, human resources, information systems, corporate office, and safety, health and environmental expenses). These costs are allocated to CMC based on criteria that management believes to be equitable, such as the CMC's revenue, headcount, or actual utilization in proportion to Cabot's revenue, headcount, or actual utilization. Management believes this provides a reasonable estimate of the costs attributable to the CMC. For the nine months ended June 30, 1999 and 2000, such allocated costs amounted to $3,731 and $4,523, respectively. Allocated costs may not necessarily be indicative of the costs that would have been incurred by CMC on a stand-alone basis.

2.   SEPARATION FROM CABOT CORPORATION AND INITIAL PUBLIC OFFERING

     In July 1999, Cabot Corporation announced its plans to create an independent publicly-traded company, Cabot Microelectronics Corporation, comprised of its Microelectronics Materials Division. Following the completion of Cabot Microelectronics' initial public offering in April 2000, Cabot owns approximately 80.5% of Cabot Microelectronics' outstanding common stock. Cabot has announced it plans to spin-off its remaining 80.5% equity interest in Cabot Microelectronics on September 29, 2000. The spin-off distribution will be made to Cabot Corporation stockholders of record on September 13, 2000. However, Cabot is not obligated to complete the spin-off in this time frame or at all. Cabot has received a private letter ruling from the Internal Revenue Service confirming that the transaction will be tax-free.

     Cabot Microelectronics Corporation completed its initial public offering in April 2000, receiving net proceeds of $82.8 million, after deducting underwriting commissions and offering expenses, from the sale of 4,600,000 shares of common stock. CMC has paid Cabot, in aggregate, dividends of $81.3 million. $17.0 million was paid from borrowings under a term credit

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.   SEPARATION FROM CABOT CORPORATION AND INITIAL PUBLIC OFFERING - (CONTINUED)

     facility prior to the initial public offering while $64.3 million was paid using proceeds from the initial public offering.

3.   NET INCOME PER SHARE

     For the three and nine months ended June 30, 2000, basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period, and diluted earnings per share is calculated based on the weighted average of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. The calculation of weighted average shares outstanding includes the pro forma 18,989,744 shares that were owned by Cabot Corporation prior to the closing of the initial public offering.

     Basic and diluted net income per share for the three and nine months ended June 30, 1999 have been calculated using the pro forma 18,989,744 shares that were owned by Cabot Corporation prior to the closing of the initial public offering. These shares take into consideration a 18,989,744 to 1 stock split which occurred subsequent to March 31, 2000, but prior to the completion of the initial public offering.

4.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):

                                      THREE MONTHS             NINE MONTHS
                                      ENDED JUNE 30,          ENDED JUNE 30,
                                     2000       1999        2000        1999
                                   --------   --------    --------    --------

     Net Income                    $  8,790   $  2,361    $ 20,754    $  7,550
     Other comprehensive income:
        Foreign currency
        translation adjustment          170        (84)       (134)       (192)
                                   --------   --------    --------    --------
     Total comprehensive income    $  8,960   $  2,277    $ 20,620    $  7,358
                                   ========   ========    ========    ========


5.   INVENTORIES

     Inventories consisted of the following:

                                                          JUNE 30, SEPTEMBER 30,
                                                            2000        1999
                                                          -------     -------

     Raw materials                                        $ 7,561     $ 3,297
     Work in process                                           59          73
     Finished goods                                         5,175       1,899
                                                          -------     -------
     Total                                                $12,795     $ 5,269
                                                          =======     =======

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6.   DEBT

     As of June 30, 2000 debt is comprised of a term loan in the amount of $3,500 funded on the basis of the State of Illinois State Treasurers Economic Program which is due on June 1, 2005. We originally borrowed $17,000 under a term credit facility and paid the proceeds of this borrowing to Cabot as a dividend. The original debt was comprised of a term loan in the amount of $13,500 and the $3,500 term loan referred to above. During the third quarter of 2000, Cabot Microelectronics repaid the $13,500 term loan and subsequent to June 30, 2000, this term loan was converted to a revolving line of credit of $8,500. Under our initial public offering and distribution agreement with Cabot, we agreed not to incur more than $50,000 in indebtedness so long as Cabot owns at least 50% of our outstanding common stock.

7.   LITIGATION

     In June 1998, one of our major competitors, Rodel Inc., filed a lawsuit against Cabot in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot is infringing United States Patent No. 4,959,113 (entitled "Method and Composition for Polishing Metal Surfaces"), which is owned by an affiliate of Rodel. We refer to this patent as the Roberts patent and this lawsuit as the Roberts lawsuit. Cabot filed an answer and counterclaim seeking dismissal of the Roberts lawsuit with prejudice, a judgment that Cabot is not infringing the Roberts patent and/or that the Roberts patent is invalid, and other relief. Cabot subsequently filed a motion for a summary judgment that the Roberts patent is invalid because all of the claims contained in the patent were not sufficiently different under applicable patent law from subject matter contained in previously granted patents, specifically United States Patents Nos. 4,705,566, 4,956,015 and 4,929,257, each of which is owned by a third party not affiliated with Rodel or us. This motion was denied on September 30, 1999 based on the court's finding that there were genuine issues of material fact to be determined at trial. After the ruling on the summary judgment motion, Rodel filed a request for reexamination of the Roberts patent with the United States Patent and Trademark Office (PTO), which was granted on November 12, 1999. On March 28, 2000 the court issued an order staying the Roberts action (with the exception of the pending motions to amend and dismiss), which presently is in the discovery stage, pending completion of the reexamination of the Roberts patent by the PTO.

     In April 1999, Rodel commenced a second lawsuit against Cabot in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 99-256). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot is infringing two other patents owned by an affiliate of Rodel. These two patents are United States Patent No. 5,391,258 (entitled "Compositions and Methods for Polishing") and United States Patent No. 5,476,606 (entitled "Compositions and Methods for Polishing"). We refer to these patents as the Brancaleoni patents and this lawsuit as the Brancaleoni lawsuit. Cabot has filed an answer and counterclaim to the complaint seeking dismissal of the complaint with prejudice, a judgment that Cabot is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. The Brancaleoni lawsuit is presently in the discovery stage. The parties are awaiting the court's decision on their joint request to extend the currently scheduled completion of discovery date of February 25, 2000, and trial date of December 4, 2000.

     In the Roberts lawsuit, the only product that Rodel to date has alleged infringes the Roberts patent is our W2000 slurry, which is used to polish tungsten and which currently accounts for a significant portion of our total revenue. In the Brancaleoni lawsuit, Rodel has not alleged that any specific product infringes the Brancaleoni patents; instead, Rodel alleges that our United States Patent No. 5,858,813 (entitled "Chemical Mechanical Polishing Slurry for Metal Layers and Films" and which relates to a CMP polishing slurry for metal surfaces including, among other things, aluminum and copper) is evidence that Cabot is infringing the Brancaleoni patents through the manufacture and sales of unspecified products. At this stage, we cannot predict whether or to what extent Rodel will make specific infringement claims with respect to any of our products other than W2000 in these or any future proceedings. It is possible that Rodel will claim that many of our products infringe its patents.

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


7.   LITIGATION - (CONTINUED)

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

8.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains and losses be reported either in the statement of income or as a component of comprehensive income, depending on the type of hedging relationship that exists. Given our current limited use of derivatives, we do not expect the impact of SFAS 133, which will be effective for fiscal 2001, to be significant.

     In June 2000, the SEC released Statement of Accounting Bulletin No. 101B ("SAB 101B"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Cabot Microelectronics Corporation is required to be in conformity with the provisions of SAB 101B no later than July 1, 2001 and we do not expect a material change in our financial condition or results of operations as a result of SAB 101B.

                       CABOT MICROELECTRONICS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could", or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. For more information, refer to our S-1 Registration Statement (No. 333-95093) and final prospectus filed with the SEC in connection with our initial public offering.

OVERVIEW

Prior to the initial public offering on April 4, 2000, we operated as a division of Cabot Corporation, a global chemical manufacturing company based in Boston, Massachusetts. Cabot Microelectronics is the leading supplier of slurries used in chemical mechanical planarization, or CMP. CMP is a polishing process used by integrated circuit, or IC, device manufacturers to planarize many of the multiple layers of material that are built upon silicon wafers to produce advanced IC devices. Planarization is a polishing process that levels and smooths, and removes the excess material from the surfaces of these layers. CMP slurries are liquids containing abrasives and chemicals that facilitate and enhance this polishing process. CMP assists IC device manufacturers in producing smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers seek to further shrink the size of these devices and improve their performance. Most of our CMP slurries are used to polish insulating layers and the tungsten plugs that go through the insulating layers and connect the multiple wiring layers of IC devices. We have developed and have begun limited sales of new CMP slurries our customers use for polishing the coating on the hard disks and the magnetic heads in hard disk drives and continue to develop slurries for additional new applications. In addition, we have recently begun producing and selling polishing pads used in the CMP process.

PRO FORMA RESULTS

The following "Management's Discussion of Results of Operations" contains unaudited pro forma results which reflect adjustments to our historical results of operations to give effect to various transactions as if those transactions had been consummated as of the periods presented. We historically sold various dispersion products to Cabot at our cost of manufacturing. We have entered into a new dispersion services agreement with Cabot, which became effective upon the completion of the initial public offering, under which we will provide dispersion products to Cabot at our cost plus a standard margin. Under the new agreement, Cabot will supply us with the fumed metal oxide raw materials for these dispersions at no cost to us, which will reduce both our cost of goods sold and revenue for these dispersions. In addition, we historically purchased fumed metal oxides, critical raw materials for our slurries, from Cabot at Cabot's budgeted standard cost. We have entered into a new fumed metal oxide supply agreement with Cabot, which became effective upon the completion of the initial public offering under which we will purchase fumed metal oxides at a contractually agreed upon price. The agreement provides for fixed price increases each year and other price increases if Cabot's cost of producing fumed metal oxides increases. Pro forma results also exclude the effect of a one-time charge of $2.1 million ($1.4 million after tax) for options granted to non-Cabot Microelectronics employees at the time of the initial public offering. We believe the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the transactions discussed above. The unaudited pro forma results of income are not necessarily indicative of the results that would have been reported had such events actually occurred on the dates specified, nor are they indicative of our future results.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

REVENUE

Total revenue was $50.6 million for the three months ended June 30, 2000, which represented an 121%, or $27.7 million, increase from the three months ended June 30, 1999. Revenue from external sales was $50.1 million for the three months ended June 30, 2000, which represented an increase of 129%, or $28.2 million, from the three months ended June 30, 1999. Of this increase, $20.3 million was due to a 93% increase in volume and $7.9 million was due to increased weighted average selling prices. The volume growth was driven mainly by the increased use of CMP slurries in the manufacture of IC devices.

COST OF GOODS SOLD

Total cost of goods sold was $22.8 million for the three months ended June 30, 2000, which represented an increase of 107% or $11.8 million from the three months ended June 30, 1999. Cost of goods sold related to external sales was $22.4 million for the three months ended June 30, 2000, which represented an increase of 123%, or $12.4 million, from the three months ended June 30, 1999. Of this increase, $9.4 million was due to higher sales volume and $3.0 million was due to higher weighted average costs per gallon. These higher costs resulted from improved quality requirements, higher raw material costs resulted from the fumed metal oxide supply agreement with Cabot, and higher manufacturing and distribution costs associated with our increased activities in the Asia Pacific region. On a pro forma basis, total cost of goods sold would have been $24.6 million, which reflects the new fumed metal oxide supply and dispersion services agreements with Cabot.

GROSS PROFIT

Our gross profit as a percentage of net revenue was 55% for the three months ended June 30, 2000 as compared to 52% for the three months ended June 30, 1999. The increase in gross profit resulted primarily from a higher percentage of our sales coming from new, higher value products which have higher margins per gallon. Pro forma gross profit as a percentage of net revenue was 51% for the three months ended June 30, 2000 as compared to 47% for the three months ended June 30, 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses were $5.1 million in the three months ended June 30, 2000, which represented an increase of 39%, or $1.4 million, from the three months ended June 30, 1999. Of this increase, $0.5 million was due to staffing and $0.9 million related to higher laboratory operating equipment and supply costs. Various other increases of $0.2 million were offset by decreased R&D allocations from Cabot Corporation. Key activities during the three months ended June 30, 2000 involved the continued development of advanced particle technology, new and enhanced slurry products and new CMP polishing pad technology.

SELLING AND MARKETING

Selling and marketing expenses were $2.0 million in the three months ended June 30, 2000, which represented an increase of 81%, or $0.9 million, for the three months ended June 30, 1999. The increase was primarily due to the hiring of additional customer support personnel in our North America, Japan and Taiwan offices.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $6.7 million in the three months ended June 30, 2000, which represented an increase of 107%, or $3.5 million, from the three months ended June 30, 1999. The increase includes a one-time charge of $2.1 million ($1.4 million after tax) for options granted to non-Cabot Microelectronics employees at the time of the initial public offering. Also, the increase resulted from a $0.7 million increase in compensation and fringe benefit expenses needed to support the general growth of the business, $0.5 million in outside service costs related to establishing CMC as a separate business, $0.5 million in operating costs associated with our new corporate office building and $0.1 million increase in the allowance for bad debts reserve. These increases were partially offset by $0.2 million in decreased outside legal costs due to reduced activity associated with patent disputes and $0.2 million decrease in corporate allocations from Cabot as CMC established its own corporate departments.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Amortization of goodwill and other intangibles was $0.2 million in the three months ended June 30, 2000 and the three months ended June 30, 1999 and related to goodwill and other intangible assets associated with the acquisition of selected distributor assets from a third party in 1995.

PROVISION FOR INCOME TAXES

The effective tax rate on income from operations was 36% in the three months ended June 30, 2000 and the three months ended June 30, 1999.

NET INCOME

Net income was $8.8 million in the three months ended June 30, 2000, which represented an increase of 272%, or $6.4 million, from the three months ended June 30, 1999 as a result of the factors discussed above. These results include a one-time charge of $1.4 million after tax for options granted to non-Cabot Microelectronics employees at the time of the initial public offering. Pro forma net income was $9.0 million in the three months ended June 30, 2000, which represented an increase of 552%, or $7.6 million, from the pro forma net income for the three months ended June 30, 1999.


NINE MONTHS ENDED JUNE 30, 2000 VERSUS NINE MONTHS ENDED JUNE 30, 1999

REVENUE

Total revenue was $125.0 million for the nine months ended June 30, 2000, which represented a 90%, or $59.4 million, increase from the nine months ended June 30, 1999. Revenue from external sales was $122.7 million for the nine months ended June 30, 2000, which represented an increase of 93%, or $59.2 million, from the nine months ended June 30, 1999. Of this increase, $42.7 million was due to a 67% increase in volume and $16.5 million was due to increased weighted average selling prices. Volume growth was driven mainly from the increased use of CMP slurries in the manufacture of IC devices.


COST OF GOODS SOLD

Total cost of goods sold was $58.7 million for the nine months ended June 30, 2000, which represented an increase of 88% or $27.5 million from the nine months ended June 30, 1999. Cost of goods sold related to external sales was $56.4 million for the nine months ended June 30, 2000, which represented an increase of 94%, or $27.3 million, from the nine months ended June 30, 1999. Of this increase, $19.6 million was due to higher sales volume and $7.7 million was due to higher weighted average costs per gallon. These higher costs resulted from higher distribution costs resulting from the shift of some sales previously sold through distributors to sales directly to customers in Japan. Higher manufacturing costs also resulted from improved quality requirements, higher raw material costs resulted from the fumed metal oxide supply agreement with Cabot, and higher manufacturing and distribution costs associated with our increased activities in the Asia Pacific region. Because we sell products to Cabot at cost, our related party cost of goods sold approximates our related party revenue. On a pro forma basis, total cost of goods sold would have been $62.9 million, which reflects the new fumed metal oxide supply and dispersion services agreements with Cabot.

GROSS PROFIT

Our gross profit as a percentage of net revenue was 53% for the nine months ended June 30, 2000 as compared to 52% for the nine months ended June 30, 1999. The increase in gross profit resulted primarily from a higher percentage of our sales coming from new, higher value products which have higher margins per gallon. Pro forma gross profit as a percentage of net revenue was 49% for the nine months ended June 30, 2000 as compared to 47% for the nine months ended June 30, 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses were $14.2 million in the nine months ended June 30, 2000, which represented an increase of 40%, or $4.1 million, from the nine months ended June 30, 1999. Of this increase, $1.5 million represents additional personnel and related recruiting and relocation expenses, $2.4 million resulted from higher laboratory operating equipment and supply costs. Also, $0.5 million of higher outsourced development expenses were partially offset by $0.4 million in decreased R&D allocations from Cabot Corporation. Key activities during the nine months ended June 30, 2000 involved the continued development of advanced particle technology, new and enhanced slurry products and new CMP polishing pad technology.

SELLING AND MARKETING

Selling and marketing expenses were $4.8 million in the nine months ended June 30, 2000, which represented an increase of 54%, or $1.7 million, for the nine months ended June 30, 1999. Of this increase, $1.5 million was due to the hiring of additional customer support personnel in our North America, Japan and Taiwan offices. Also, product sample and tradeshow expenses increased by $0.2 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $14.2 million in the nine months ended June 30, 2000, which represented an increase of 62%, or $5.4 million, from the nine months ended June 30, 1999. The increase includes a one-time charge of $2.1 million ($1.4 million after tax) for options granted to non-Cabot Microelectronics employees at the time of the initial public offering. Also, the increase resulted from $1.7 million of additional compensation and fringe benefit expenses needed to support the general growth of our business, $1.1 million in operating costs associated with the new corporate office, $0.7 million in outside service costs related to establishing CMC as a separate business and $0.2 million in the allowance for bad debts reserve. These increases were partially offset by $0.5 million in decreased charges for corporate services provided by Cabot as CMC established its own corporate departments.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Amortization of goodwill and other intangibles was $0.5 million in the nine months ended June 30, 2000 and the nine months ended June 30, 1999 and related to goodwill and other intangible assets associated with the acquisition of selected distributor assets from a third party in 1995.

PROVISION FOR INCOME TAXES

The effective tax rate on income from operations was 36% in the nine months ended June 30, 2000 and the nine months ended June 30, 1999.

NET INCOME

Net income was $20.8 million in the nine months ended June 30, 2000, which represented an increase of 175%, or $13.2 million, from the nine months ended June 30, 1999 as a result of the factors discussed above. These results include a one-time charge of $1.4 million after tax for options granted to non-Cabot Microelectronics employees at the time of the initial public offering. Pro forma net income was $18.7 million in the nine months ended June 30, 2000, which represented an increase of 301%, or $14.0 million, from the nine months ended June 30, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $23.3 million in the nine months ended June 30, 2000 and $7.2 million in the nine months ended June 30, 1999. Our cash provided by operating activities originated from net income from operations of $20.8 million plus non-cash items of $6.5 million, offset by a net increase in working capital of $3.9 million. Our principal capital requirements have been to fund working capital requirements and additions to property, plant and equipment that support the expansion of our business. In the nine months ended June 30, 2000, cash flows used in investing activities were $28.4 million, primarily due to the construction of our Aurora, Illinois manufacturing facility, the purchase of land and construction of a new distribution facility in Korea and the purchase of research and development equipment. In the nine months ended June 30, 1999, cash flows used in investing activities were $11.9 million due to manufacturing capacity increases, the acquisition of research and development equipment and land and construction of our new headquarters building in Aurora, Illinois. Cash flows from financing activities of $15.0 million for the nine months ended June 30, 2000 resulted from capital contributions from Cabot Corporation of $10.1 million, net proceeds from our initial public offering of $82.8 million and borrowings of $17.0 million under a term credit facility. Cabot Microelectronics paid Cabot Corporation dividends of $17.0 million in March, 2000 and $64.3 million in April, 2000. Also, during the third quarter of 2000, CMC repaid $13.5 million of borrowings under the term credit facility. Cash flows from financing activities for the nine months ended June 30, 1999 were $4.7 million and resulted from capital contributions from Cabot.

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

Since our initial public offering we have been operating for the first time as a stand-alone entity. Accordingly, we are developing and implementing the systems and infrastructure necessary to support our current and future business. If we fail to develop these systems and infrastructure, our business will suffer. We had been a part of Cabot since we began developing CMP slurries in 1985. We were organized as a separate division of Cabot in July 1995. Cabot has historically provided us with operational, financial and other support. Although Cabot is providing us with the various interim and ongoing services, these arrangements will terminate upon the spin-off, which is planned to be completed on September 29, 2000. After the expiration of these various arrangements, we may not be able to replace the interim and ongoing services on terms and conditions, including costs, as favorable as those we had as a division of Cabot or pursuant to these arrangements. We are committed to developing the necessary systems and infrastructure to operate as a stand-alone entity. However, any failure to do so could seriously harm our business, results of operations and financial condition.

HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPERATE COMPANY.

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

- we have changed our fumed metal oxide supply and dispersion services arrangements with Cabot and the prices we are paying under our new agreements are higher than the prices we paid in the past; and

- the historical financial information does not reflect other events and changes that will occur as a result of our separation from Cabot, including the establishment of our capital structure, the incurrence of debt and changes in our expenses as a result of new employee, tax and other structures and matters.

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

For 1999, our five largest customers accounted for approximately 58% of our revenue, with Intel accounting for approximately 22% of our revenue, Marketech accounting for approximately 15% of our revenue, and Takasago accounting for approximately 10% of our revenue. Marketech and Takasago are distributors. For the nine months ended June 30, 2000, our five largest customers accounted for approximately 55% of our revenue, with Intel and Marketech each accounting for approximately 16% of our revenue, and Takasago accounting for approximately 10% of our revenue. The decline in the percentage of our total revenue attributable to sales to Intel resulted from, among other things, Intel's decision to significantly reduce purchases of one type of CMP slurry from us.

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

Increased competition from current CMP slurry manufacturers, new entrants to the CMP slurry market or a decision by any of our major customers to produce slurry products in-house could seriously harm our business and results of operations. We are aware of only four other manufacturers of CMP slurries currently selling to IC device manufacturers. Opportunities exist for companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. Some of our major customers, and some potential customers, currently manufacture slurries in-house and others have the financial and technological capability to do so. The existence or threat of increased competition and in-house production could limit or reduce the prices we are able to charge for our slurry products. In addition, our competitors may have or obtain intellectual property rights which may restrict our ability to market our existing products and/or to innovate and develop new products.

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

WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside the United States. For 1999, approximately 46% of our revenue was generated by sales to customers outside the United States. For the nine months ended June 30, 2000, approximately 54% of our revenue was generated by sales to customers outside the United States. We encounter potential risks in doing business in foreign countries, including:

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

- the difficulty in enforcing intellectual property rights in some foreign countries.

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

The financial condition and results of operations of some of our operating entities are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies will have a negative impact on our reported revenue and operating profits.

OUR ABILITY TO RAISE CAPITAL IN THE FUTURE MAY BE LIMITED AND THIS MAY LIMIT OUR ABILITY TO EXPAND OUR BUSINESS AND IMPROVE OUR TECHNOLOGY

We plan to expand our business and continue to improve our technology. To do so we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our financial condition or results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve restrictive covenants. Because we have agreed with Cabot that we will not issue any securities if doing so would reduce Cabot's ownership of us to less than 80.5% prior to the spin-off, our ability to raise capital through further sales of equity securities is limited until the spin-off occurs. The spin-off is currently planned to be completed on September 29, 2000. However, Cabot may not complete a divestiture of its remaining equity interest in us in this time frame or at all.

RISKS RELATING TO OUR SEPARATION FROM CABOT

WE WILL BE CONTROLLED BY CABOT PRIOR TO THE PLANNED SEPTEMBER 29, 2000 SPIN-OFF AND OUR OTHER STOCKHOLDERS WILL BE UNABLE TO AFFECT THE OUTCOME OF STOCKHOLDER VOTING DURING THAT TIME

Cabot owns approximately 80.5% of our outstanding shares of common stock. Under the initial public offering and distribution agreement that we have entered into with Cabot, Cabot has the right to maintain an 80.5% ownership of our common stock until the spin-off. As long as Cabot owns a majority of our outstanding common stock, Cabot will continue to be able to elect our entire board of directors and generally to determine the outcome of all corporate actions requiring stockholder approval. As a result, Cabot is in a position to continue to control all matters affecting our company. Cabot has announced its plan to spin-off its remaining 80.5% equity interest in Cabot Microelectronics on September 29, 2000. However, Cabot may not complete a divestiture of its remaining equity interest in us in this time frame or at all.

A NUMBER OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR EXECUTIVE OFFICERS OF CABOT OR OWN CABOT STOCK

Three members of our board of directors are directors or executive officers of Cabot. Our directors who are also directors or executive officers of Cabot have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both us and Cabot. In addition, a number of our directors and executive officers own Cabot stock and options on Cabot stock they acquired as employees of Cabot. This ownership could create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and Cabot. While there are provisions in our certificate of incorporation designed to resolve these conflicts in a manner that is fair to both us and Cabot, these conflicts may not ultimately be resolved in a fair manner to both parties. Also, these provisions in our certificate of incorporation will no longer be in effect following the completion of our planned spin-off.

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

In addition, the contractual agreements we have with Cabot may be amended from time to time upon agreement between the parties and, as long as Cabot is our controlling stockholder, it will have the ability to require us to agree to any such amendments. These agreements were made in the context of an affiliated relationship and were negotiated in the overall context of our separation from Cabot. The prices and other terms under these agreements may be less favorable to us than what we could have obtained in arm's-length negotiations with unaffiliated third parties for similar services or under similar leases. It is particularly difficult to assess whether the price for fumed metal oxides provided for under our fumed metal oxide supply agreement with Cabot is the same as or different from the price we could have obtained in arm's-length negotiations with an unaffiliated third party in light of the long-term nature of the contract, the volumes provided for under the agreement and our particular quality requirements.

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

IF THE PLANNED SPIN-OFF IS NOT TAX-FREE, WE COULD BE LIABLE TO CABOT FOR THE RESULTING TAXES

Cabot has announced its plans to divest itself of its remaining equity interest in us by means of a tax-free spin-off on September 29, 2000. We have agreed to indemnify Cabot in the event the spin-off is not tax-free to Cabot as a result of various actions taken by or with respect to us or our failure to take various actions, all as set forth in our tax sharing agreement with Cabot. We may not be able to control some of the events that could trigger this liability. In particular, any acquisition of us by a third party within two years of the spin-off could result in the spin-off becoming a taxable transaction and give rise to our obligation to indemnify Cabot for any resulting tax liability.

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

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

Cabot has announced its plan to spin-off its remaining 80.5% equity interest in Cabot Microelectronics on September 29, 2000. These shares, which will be held by a diverse group of shareholders rather than a single shareholder, will be freely tradable. The market price of our common stock could be negatively effected as a result of increased sales volume of our common stock or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock.

There are 23,589,744 shares of our common stock outstanding and Cabot beneficially owns 80.5% of our outstanding common stock. The shares of our common stock sold in our initial public offering and the shares to be distributed by Cabot in the spin-off will be freely tradable without restriction, except for any shares acquired by an affiliate of our company (which can be sold under Rule 144 under the Securities Act, subject to various volume and other limitations).

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


MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of June 30, 2000, the analysis demonstrated that such market movements would not have a material adverse effect on our financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at June 30, 2000 was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings are discussed in "Footnote 7. - Litigation", under PART I,
Item 1 - Notes to Financial Statements and such discussion is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of CMC's Form S-1 Registration Statement (No. 333-95093) relating to the initial public offering of its common stock was April 4, 2000. A total of 4,600,000 shares of CMC's common stock were sold at a price of $20.00 per share to an underwriting syndicate led by Goldman, Sachs & Co., Merrill Lynch & Co. and Robertson Stephens. The offering commenced on April 4, 2000. Proceeds of the offering to CMC, net of $6.4 million of underwriting discounts, were $85.6 million. Expenses related to the offering totaled $2.8 million, resulting in net proceeds to CMC of approximately $82.8 million. Except with respect to the payment to Cabot Corporation described below, we did not pay any of the net proceeds of the offering, directly or indirectly, to any director, officer or affiliate of CMC, or to any persons owning ten percent or more of our common stock. Of the net proceeds, $64.3 million was paid as a dividend to Cabot Corporation in April 2000. Also, $11.4 million was used for additions to property, plant and equipment and remaining proceeds of $7.1 million are invested in highly liquid money market funds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                     EXHIBIT
                     NUMBER          DESCRIPTION
                     ------          -----------

                        27 Financial Data Schedule for the period ended June 30, 2000, filed herewith.

         (b)     Reports on Form 8-K

No report on Form 8-K was filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CABOT MICROELECTRONICS CORPORATION

Date: August 11, 2000         /s/ WILLIAM C. MCCARTHY
                              ---------------------------------------------
                              William C. McCarthy
                              Vice President and Chief Financial Officer
                              [Authorized Officer, Principal Financial Officer]


Date: August 11, 2000         /s/ DANIEL S. WOBBY
                              ---------------------------------------------
                              Daniel S. Wobby
                              Corporate Controller
                              [Principal Accounting Officer]