Form 10-K405
period 2000-09-30
CABOT MICROELECTRONICS CORP
filed 2000-12-28
CIK 1102934

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-30205

                       CABOT MICROELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-4324765
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

           870 NORTH COMMONS DRIVE
               AURORA, ILLINOIS                                    60504
   (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (630) 375-6631

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on December 8, 2000 as reported by the Nasdaq National Market, was approximately $1,306,000,000. For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

     As of December 8, 2000, the Company had 23,616,806 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 13, 2001 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

     This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see item 7 of Part II of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CABOT MICROELECTRONICS CORPORATION

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                              PAGE
                                                              ----
PART I
  Item 1.  Business.........................................    1
  Item 2.  Properties.......................................   11
  Item 3.  Legal Proceedings................................   12
  Item 4.  Submission of Matters to a Vote of Security
     Holders................................................   13
            Executive Officers of the Registrant............   13
PART II
  Item 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters....................................   14
  Item 6.  Selected Financial Data..........................   15
  Item 7.  Management's Discussion and Analysis of Financial
  Condition and Results of
              Operations....................................   17
  Item 7A. Quantitative and Qualitative Disclosures about
     Market Risk............................................   31
  Item 8.  Financial Statements and Supplementary Data......   32
  Item 9.  Changes in and Disagreements with Accountants on
  Accounting and Financial
              Disclosure....................................   61
PART III
  Item 10. Directors and Executive Officers of the
     Registrant.............................................   61
  Item 11. Executive Compensation...........................   61
  Item 12. Security Ownership of Certain Beneficial Owners
     and Management.........................................   61
  Item 13. Certain Relationships and Related Transactions...   61

PART IV
  Item 14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................   61
            Exhibit Index...................................   61
            Signatures......................................   64

ITEM 1. BUSINESS

OUR COMPANY

     Cabot Microelectronics Corporation ("Cabot Microelectronics," "the Company," "us," "we," or "our") is the leading supplier of high performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices, within a process called chemical mechanical planarization ("CMP"). We believe that we supply approximately 80% of the slurries sold to IC device manufacturers worldwide. CMP is a polishing process used by IC device manufacturers to planarize many of the multiple layers of material that are built upon silicon wafers to produce advanced devices. Planarization is a polishing process that levels and smooths, and removes the excess material from the surfaces of these layers. CMP slurries are liquids containing engineered abrasives and proprietary chemicals that facilitate and enhance this polishing process. CMP enables IC device manufacturers in producing smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers seek to further shrink the size of these devices and improve their performance. Most of our CMP slurries are used to polish insulating layers and the tungsten plugs that go through the insulating layers and connect the multiple wiring layers of IC devices. We are developing and selling new slurries used to polish copper, a new metal used in wiring layers of IC device fabrication. Also, we have developed and have begun sales of new CMP slurries designed for polishing several components in hard disk drives, specifically rigid disks and magnetic heads. We continue to develop slurries for additional new applications. In addition, we have recently begun producing and selling polishing pads used in the CMP process.

     Prior to our initial public offering in April, 2000, we were a wholly-owned subsidiary of Cabot Corporation ("Cabot"), a global chemical manufacturing company, and prior to our incorporation in October 1999, had been the Microelectronics Materials Division of Cabot. Following our initial public offering, Cabot owned approximately 80.5% of Cabot Microelectronics' outstanding common stock. On September 29, 2000, Cabot effected the spin-off of Cabot Microelectronics by distributing 0.280473721 shares of Cabot Microelectronics common stock as a dividend on each outstanding share of Cabot common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of Cabot Microelectronics common stock.

  IC Device Manufacturing

     Today's advanced IC devices are composed of millions of transistors and other electronic components connected by miles of wiring. The wiring, composed primarily of aluminum and tungsten, carries electric signals through the multiple layers of the IC device. Insulating material is used throughout the IC device to isolate the electronic components and wiring to prevent short circuiting and to improve the efficiency of electric signal travel within the device. To increase performance, IC device manufacturers have progressively increased the number, or density, of transistors and other electronic components in each IC device.

     The manufacturing process for IC devices typically begins with a circular wafer of pure silicon. A large number of identical IC devices are manufactured on each wafer at the same time, and at the end of the process, the wafer is cut into the individual devices. The first step in the manufacturing process is to build transistors and other electronic components on the silicon wafer. These components are then wired together in a particular sequence to produce an IC device with the desired characteristics. Once the transistors and other electronic components are in place on the silicon wafer, they are usually covered with a layer of insulating material, most often silicon dioxide.

     CMP is used to planarize the insulating layers of an IC device and prepare them for a process known as metallization. During metallization, wiring is added to the surface of the insulating layer through a series of steps involving:

     - depositing metal, usually aluminum, onto the surface of the layer;

     - projecting an image of the desired wiring pattern on the layer using a process known as photolithography; and

     - removing the excess deposited metal from the surface of the insulating layer using a process known as etching, which leaves behind the desired wiring pattern.

     When the wiring is finished, another layer of insulating material is added and planarized using CMP. This process of alternating insulating and wiring layers is repeated until the IC device is completed. The electronic components and wiring layers are connected by conductive plugs that are formed by making holes in the insulating layers and filling those holes with metal, usually tungsten. After these holes have been filled with tungsten, CMP is used to remove all the excess tungsten above the surface of the insulating layer so that the top of the plug is level with the surface of the insulating layer before the next wiring layer is built. Manufacturing IC devices requires precision processing in ultra clean, controlled environments.

     The semiconductor industry has a generally accepted set of design rules that describe current and projected feature size and spacing of electronic components and wiring in IC devices. The feature size and spacing in these design rules have been progressively decreasing to accommodate the demand for increased circuit density and miniaturization. As the density of IC devices increases, the amount of wiring needed to connect the transistors and other electronic components to each other also increases. As IC devices become smaller, this increase in wiring requires tighter and more precise spacing of the wiring and has led to an increase in the layers of IC devices.

     According to the Semiconductor Industry Association's sponsored International Technology Roadmap for Semiconductors (1998 and 1999 Editions), the trends toward increased density and miniaturization of IC devices are expected to continue. While the number of layers varies by IC device type, an advanced logic device built with today's common 0.25 micron feature size has approximately seven insulating and six wiring layers and a typical memory device built with the same feature size has approximately three insulating and two wiring layers. By 2001, the International Technology Roadmap for Semiconductors predicts that advanced IC devices will be manufactured with a 0.15 micron feature size and advanced logic devices will have approximately eight insulating and seven wiring layers and advanced memory devices are expected to have approximately four insulating and three wiring layers. CMP is currently used to polish both the insulating layers and the tungsten plugs in IC devices in separate steps. As a result, even though CMP is not currently used to polish the wiring layers, the number of CMP steps used to produce an IC device is typically at least equal to the total number of insulating and wiring layers in the device. We believe that the use of CMP in the manufacture of IC devices will increase in the future as the feature size and spacing of these devices decreases and the number of layers in the device increases.

     The increased density and miniaturization of IC devices has also resulted in an increased emphasis on reduction of defects and residue remaining after the CMP process. A defect is any imperfection on a layer of an IC device that causes a short circuit or other problem with the performance of the device. Residue from the CMP process consists of particle and chemical residue left on the layer surface as a result of the CMP process. The likelihood a defect or residue of a given size will negatively effect the performance of an IC device increases as the density and miniaturization of the device increase. IC device manufacturers are requiring the number of defects per given area decline and the residues from the CMP process be reduced.

  Chemical Mechanical Planarization

     The CMP process involves both chemical reactions and mechanical abrasion to planarize the insulating layers of an IC device that are built upon a silicon wafer and the conductive tungsten plugs that go through the insulating layers and connect the multiple wiring layers of IC devices. The wafer is typically held on a rotating carrier which is spun at high speeds and pressed against a rotating, polishing table. The portion of the table that comes in contact with the wafer is covered by a textured, polishing pad. A CMP slurry is continuously applied to the polishing pad during the CMP process to facilitate and enhance the polishing process. CMP slurries are liquid compounds composed of high purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level.

  Benefits of CMP

     CMP provides IC device manufacturers with a number of advantages. CMP enables IC device manufacturers to produce smaller IC devices with greater density, both of which improve the performance and capabilities of the device. As IC devices shrink and become more dense, they require smaller feature sizes and tighter spacing between the wiring of the device. If the surface is not level, the smaller feature size and tighter spacing make it more difficult for the photolithography equipment to focus accurately and create the desired wiring pattern. In addition, because today's smaller, denser IC devices have more layers, any uneveness of a layer at or near the bottom of an IC device will get magnified in the additional layers that are added to the device. Defects caused by problems in the photolithography process or uneveness in the layers can lead to:

     - short circuits;

     - reduced performance; and

     - at worst, failure of the IC device.

By using CMP, IC device manufacturers can eliminate or minimize these problems.

     By enabling IC device manufacturers to make smaller IC devices, CMP allows them to increase their throughput, or the number of IC devices they can manufacture in a given time period. CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield. Improvements in throughput and yield reduce an IC device manufacturer's total production costs. Manufacturers can achieve further improvements in throughput and yield with improvements in the CMP process that reduce defect rates and decrease the amount of time required for the polishing process.

  CMP Slurries

     The characteristics that make an effective CMP slurry include:

     - high polishing rates, which increase productivity and throughput;

     - high selectivity, which means enhancing the polishing of specific materials while inhibiting polishing of other materials;

     - uniform polishing of different surface materials at the same time, which avoids problems such as dishing and erosion;

     - low levels of chemical and physical impurities, which reduce defects and residues on the polished surface that can adversely affect IC device performance; and

     - colloidal stability, which means the abrasive particles within the slurry do not settle, which is important for uniform polishing with minimum defects.

     Most of the foregoing qualities of CMP slurries affect and enhance not only the performance of the IC devices but can also positively impact the cost of ownership of the CMP process. Cost of ownership is a calculation by which IC device manufacturers evaluate the benefits and costs of each production step by analyzing the impact of that step on throughput and yield and the costs of the production inputs of that step. This calculation allows IC device manufacturers to compare competing production processes and inputs. An input that improves throughput and yield may reduce the cost of ownership even though it costs more.

     Prior to introducing a new or different CMP slurry into its manufacturing process, an IC device manufacturer generally requires the slurry to be qualified at each of its plants through a series of tests and evaluations intended to ensure that the slurry will function properly in the manufacturing process and to optimize the slurry's application. These tests may require changes to the CMP process, the CMP slurry and/or the CMP polishing pad. While this qualification process varies depending on numerous factors, it is not unusual for this process to be very expensive and take six months or more to complete. IC device manufacturers must take the cost, time delay and impact on production into account when they consider switching to a new CMP slurry.

INDUSTRY TRENDS

     The rapid growth of the CMP slurry market has been driven in large part by the significant growth and technological advances the semiconductor industry has experienced over the past decade. IC devices are critical components in an increasingly wide variety of products and applications, including computers, data processing, communications, telecommunications, the Internet, automobiles and consumer and industrial electronics. As the performance of IC devices has increased and their size and cost have decreased, the use of IC devices in these applications has grown significantly. According to industry consultants IC Insights, the worldwide semiconductor market as measured by total sales grew at an average annual compound rate of 11% in the period from 1988 through 1998. Dataquest and other industry sources project continued growth at higher rates in the future.

     The rapid growth in the semiconductor industry, increasing demand for smaller, higher performance and more complex IC devices and pressure on IC device manufacturers to reduce their costs have led to increased use of CMP and consumption of CMP slurries and polishing pads. Based on industry surveys, we currently estimate the worldwide revenue from sale of CMP slurries to IC device manufacturers to grow to approximately $680 million by 2004, up from $230 million today. This projected growth assumes increases in the number of IC devices produced, the percentage of IC devices produced using CMP and the number of CMP polishing steps used to produce each device.

     Although some sectors of the semiconductor industry have been highly cyclical, sales of CMP slurries and polishing pads have not been adversely affected by these trends. We believe this is because sales of CMP slurries and polishing pads are driven primarily by the number of IC devices manufactured, which has been much less cyclical than the prices of IC devices. In addition, we believe that IC manufacturers have continued to increase their use of CMP because the CMP process represents only a small percentage of the total production cost of an IC device and is very important to the continued improvement of IC device performance and is important in lowering the total cost in manufacturing.

OTHER APPLICATIONS OF CMP IN THE IC DEVICE MANUFACTURING PROCESS

     CMP is primarily used today for polishing the insulating layers and tungsten plugs in IC devices. However, we believe there are a number of other applications for CMP in the IC device manufacturing process. We have undertaken research and successfully developed slurries for two new applications that are in commercial production. First, we have developed and successfully commercialized CMP slurries for polishing copper because we believe copper will increasingly be used in the future for both wiring and conductive plugs because it conducts electricity better than aluminum and tungsten. However, there are significant technological challenges and operating issues that must be addressed before many IC device manufacturers switch to copper from aluminum and tungsten. To date, only a very limited number of IC device manufacturers have converted to copper and their production using copper is very limited.

     Second, we have developed and commercialized CMP slurries to planarize the polysilicon material often used to build the electronic components on IC devices. As the number of these electronic components per IC device increases, we believe that the use of polysilicon CMP will increase.

     We have also successfully developed and commenced limited commercial sales of CMP slurries for use in connection with an IC device manufacturing process known as direct shallow trench isolation. Direct shallow trench isolation is a relatively new method of isolating the electronic components built on silicon wafers of an IC device to prevent short circuits and other electrical interference. Direct shallow trench isolation uses CMP before the first insulating layer is put down on the wafer. Isolation methods used prior to direct shallow trench isolation did not use CMP. By using CMP in conjunction with direct shallow trench isolation, IC device manufacturers can achieve greater miniaturization and density of their IC devices.

STRATEGY

     Our objective is to maximize our profitability and stockholder value by maintaining and leveraging our leading position in the CMP slurry market. Our proven track record increases the propensity for IC device manufacturers to work with us in the early stages of product development for their next generation IC devices. In addition, IC device manufacturers would likely incur significant evaluation and qualification costs if they switch to a new CMP slurry. Therefore, we intend to invest in the resources necessary to maintain long term customer loyalty to our products and our company.

     We will pursue the following strategies to achieve our objective:

  Remain the Technology Leader in CMP Slurries

     We believe that technology is key to success in the CMP slurry market and we plan to continue to devote significant resources to research and development. We need to keep pace with the rapid technological advances in the semiconductor industry so we can continue to deliver products that meet our customers' evolving needs. We intend to use our advanced research and development, polishing and metrology capabilities to:

     - advance our understanding of our customers' technology, processes, and performance requirements for qualified products;

     - further improve the chemical and mechanical qualities of our CMP products; and

     - demonstrate and deliver advanced CMP solutions to the semiconductor industry.

  Build and Maintain Customer Intimacy

     We believe that building close relationships with our customers is another key to long-term success in the CMP slurry market. We work closely with our customers to identify and develop new and better CMP slurries, to integrate our slurries into their manufacturing processes and to assist them with supply, warehousing, packaging and inventory management. We plan to continue to devote significant resources to enhancing our close customer relationships.

  Expand Globally

     We believe that having production facilities and personnel and other resources in strategic locations around the world is key to the success of our business, particularly in light of increased IC device manufacturing in Asia. Accordingly, we have established a global presence by opening production facilities in Barry, Wales and Geino, Japan. We also have assembled a team of account managers and independent distributors strategically located in Europe, Taiwan, Singapore, Japan and Korea and technical support and sales personnel throughout the United States and in Europe and Asia. We intend to expand our production capacity, technical support and sales in many of the locations around the world where IC device production is concentrated.

  Attract and Retain Top Quality Personnel

     We have assembled a highly skilled and dedicated workforce that includes a wide range of scientists and applications specialists, many of whom have significant experience in the semiconductor industry. We plan to continue to attract and retain experienced personnel committed to providing high performance products and strong customer and applications support.

  Maintain Top Quality Products and Supply

     Our customers demand consistent high quality products and a reliable source of supply. We will continually advance our strict quality controls to improve the uniformity and consistency of performance of our CMP products. The capacity and location of our production facilities in the United States and in Europe and Asia allow us to provide a reliable supply chain to meet our customers' CMP slurry requirements in a consistent, timely manner.

  Expand into New Applications and Products

     We intend to leverage our CMP experience and technology into new applications and products. Starting from our core CMP slurries designed for polishing the insulating layers of IC devices, we have developed and introduced new slurries for CMP polishing of the tungsten plugs currently used to connect the wiring between multiple layers of IC devices and for CMP polishing of the magnetic heads and the coating on hard disks in hard disk drives. We have also developed CMP slurries for polishing the aluminum and copper wiring layers of IC devices. Additionally, we are using our knowledge of CMP materials to expand into the production of CMP polishing pads so that we can provide our customers with a broader range of solutions for use in the CMP process.

PRODUCTS

  CMP Slurries for IC Devices

     We produce CMP slurries of various formulations for polishing a wide variety of materials. We have developed new, improved generations of each of our slurries as well as new slurries to keep pace with our customers' evolving needs. We currently produce more than ten slurries for polishing the oxide insulating layers of IC devices, which is the most common use of CMP in the IC device manufacturing process. We have introduced new generations of oxide slurries that reduce both defectivity in IC devices and the required polishing time. While our oxide CMP slurries are also used to polish poly-silicon material, we have developed a CMP slurry specifically engineered to polish this material which offers improved selectivity to polysilicon surface finish.

     We also manufacture more than seven slurry products for polishing tungsten. As with our oxide slurries, we have introduced new generations of slurries for polishing tungsten that offer improvements in polishing performance. These improvements include faster polishing rates, greater polishing uniformity, reduced defectivity and less dishing and erosion.

  CMP Slurries for Hard Disk Drives

     In 1998 we introduced CMP slurries for CMP polishing of the magnetic heads and the coating on hard disks in hard disk drives. We believe CMP can significantly improve the surface finish of these coatings, resulting in greater storage capacity of the substrates. We also believe that the use of CMP in component manufacturing will improve the speed and reliability of information exchange between the hard disks and the magnetic heads in hard disk drives. In addition, we believe that, as with IC device manufacturers, CMP can also improve the production efficiency of manufacturers of hard disk drives by helping them increase their throughput and yield.

     We developed our CMP slurries for hard disk drives by leveraging our core slurry technology and manufacturing capacity and hiring personnel directly from the industry who understand the needs of hard disk drive manufacturers. We also established a dedicated research and development team and an applications support team who employ a process solution approach similar to what we use for our other slurry products. We believe that these markets offer significant potential and that our products in this area offer superior performance over currently used materials.

  Polishing Pads

     CMP polishing pads are consumable materials used in the CMP process that work in conjunction with the CMP slurry to facilitate the polishing process. The CMP polishing pad market is currently led by one principal supplier, Rodel, which we believe has an approximate 90% market share. Based on discussions with our customers as well as our own examination of the CMP polishing pad market, we identified demand for higher quality, more reliable and consistent polishing pads and the opportunity to provide our customers with technological and quality improvements by jointly marketing our CMP slurries and polishing pads to them.

     Our first series of polishing pads, which we introduced in July 1999, is designed for tungsten applications for a specific tool platform. In 2000, we expanded polishing pad offerings for all major polishing tool platforms for tungsten, and we continue to pursue other applications. We are currently working with several customers on qualifying our pad technology. We believe that our CMP polishing pads, which we manufacture using materials supplied by third parties, offer advantages over currently available CMP polishing pads, including higher removal rates, longer life and more uniform polishing. We also believe that our new pad production technology provides fundamental improvements over existing manufacturing methods that will result in increased pad consistency and reliability. We further believe the compatibility of our CMP polishing pads and slurries will enhance our ability to provide our customers with technological and quality improvements by jointly marketing these products to them.

CUSTOMERS, SALES AND MARKETING

     In fiscal year 2000, our five largest customers accounted for approximately 56% of our revenue, with Marketech, Intel and Takasago accounting for approximately 17%, 15% and 11% of our revenue, respectively. In 1999, our five largest customers accounted for approximately 58% of our revenue, with Intel, Marketech and Takasago accounting for approximately 22%, 15% and 10% of our revenue, respectively. Marketech and Takasago are distributors. The decline in the percentage of our total revenue attributable to sales to Intel resulted from the expanding use of CMP by other semiconductor manufacturers and Intel's decision to significantly reduce purchases of one type of CMP slurry from us.

     Our marketing begins with development teams who work closely with our customers, using our research and development facilities, to design CMP slurry products tailored to our customers' needs. We then employ our applications teams who work with customers to integrate our slurry products into customers' manufacturing processes. Finally, we utilize our logistics and sales personnel to ensure reliable supply, warehousing, packaging and inventory management. Through our interactive approach, we build close relationships with our customers across a variety of areas.

     We also market our products through independent distributors and other industry suppliers. We currently utilize independent distributors in Europe, Taiwan, Japan and Singapore, who add to our global presence by complementing our support personnel already located in those regions. By using our relationships with other suppliers in the CMP industry, such as suppliers of polishing equipment, we obtain recommendations of our products.

     The IC device manufacturing industry is currently experiencing significant growth in Asia. As a result, we have increased our focus on markets in Asia over the last few years by increasing the number of account managers and applications and customer support personnel present in this region. By building this regional infrastructure, we have demonstrated a commitment to the Asian marketplace and global expansion generally. We intend to make additional concentrated investments in this region over the next few years.

CABOT AS OUR RAW MATERIALS SUPPLIER

     The base ingredients for most of our CMP slurries are fumed metal oxides, primarily fumed silica, which is an ultra-fine, high purity silica produced by a flame process, and, to a much lesser extent, fumed alumina. Under our new fumed metal oxide supply agreement with Cabot, which became effective in April, 2000, Cabot continues to be our exclusive supplier of fumed metal oxides, including fumed silica, for our slurry products existing as of the effective date of the agreement. For our emerging technologies, we have the flexibility to purchase from Cabot or other parties. Over 90% of the fumed metal oxides that we currently purchase from Cabot are manufactured at its facility in Tuscola, Illinois.

     Our supply agreement with Cabot contains the following terms with respect to fumed silica:

     - provisions for a fixed annual increase in the price of fumed silica of approximately 2% of the initial price and additional increases if Cabot's raw material costs increase;

     - provisions requiring Cabot to supply us with fumed silica in volumes specified by us;

     - provisions limiting Cabot's obligation to supply us with fumed metal oxides from each of its Tuscola, Illinois and Barry, Wales facilities to specified volumes from each facility;

     - provisions requiring us to supply Cabot with quarterly, six-month, annual and 18-month forecasts of our expected fumed silica purchases and limiting Cabot's obligations to provide us with fumed silica to specified percentages in excess of these forecasted volumes;

     - provisions that limit the amount we can forecast for any month to an amount no greater than 120% of the forecasted amount for the previous month;

     - provisions requiring us to purchase at least 90% of the six-month volume forecast and to pay specified amounts to Cabot if we purchase less than that amount;

     - provisions obligating us to pay all reasonable costs incurred by Cabot to provide quality control testing at levels greater than Cabot provides to its other customers; and

     - provisions that generally prohibit us from reselling any fumed silica purchased from Cabot.

     Under the agreement, Cabot also supplies us with fumed alumina on terms generally similar to those described above, except that the forecast requirements do not apply to fumed alumina. The agreement prohibits Cabot from selling fumed metal oxides to third parties for use in CMP applications.

     Under the agreement, Cabot warrants that its products will meet our agreed upon product specifications. We have no right to any consequential, special or incidental damages for breach of that warranty or any other provision of the agreement. Cabot will be obligated to replace noncompliant products with products that meet the agreed upon specifications. The agreement also provides that any change to product specifications for fumed metal oxides must be by mutual agreement. Any increased costs due to product specification changes will be paid by us. If we require product specification changes that Cabot cannot meet, we will have the right to purchase products meeting those specifications from other suppliers.

     Historically, we did not provide detailed product specifications to Cabot and Cabot permitted us to return some products even if they met our specifications. Under our new agreement, we provide detailed specifications to Cabot and have no contractual right to return products that meet these specifications.

     The agreement has an initial term that expires in June 2005. Thereafter, the agreement may be terminated by either party on June 30 or December 31 in any year with at least 18 months prior written notice.

     It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot encounters supply or production problems or terminates or breaches its agreement with us. A significant reduction in the amount of fumed metal oxides supplied by Cabot, a problem with the quality of those fumed metal oxides or a prolonged interruption in their supply by Cabot could interfere with our ability to produce our CMP slurries in the quantities and of the quality required by our customers and in accordance with their delivery schedules.

DISPERSION SERVICES AGREEMENT WITH DAVIES

     Cabot has assigned to us a dispersion services agreement with Davies Imperial Coatings, Inc. pursuant to which Davies produces slurries for us. Under this agreement, we provide raw materials, primarily fumed silica, to Davies and it performs dispersion services. The price for these services is set at a negotiated price, subject to increases. We have agreed to purchase minimum amounts of services for each year of the agreement. If Davies fails to supply us with required dispersion services, we have the right to provide these services for ourselves or purchase them from third parties. The agreement provides for renegotiation of the price paid for dispersion services on each two-year anniversary of the agreement in order to reflect changes in Davies' manufacturing costs. We have also agreed to invest during each year $150,000 in capital improvements, capacity expansions and other expenditures to maintain capacity at the Davies dispersion facility in Hammond, Indiana. We own most of the dispersion equipment at the Davies facility.

     Under the agreement, we must give Davies the opportunity to bid to provide dispersion services for some of our products. Davies and its controlling stockholders agree that, during the term of the agreement and for a period after the termination of the agreement, they will not provide, nor assist any other person or entity in providing, metal oxide dispersion services to any of our competitors. Under some circumstances, we must pay these individuals noncompetition payments on the date of the termination of the agreement and on the first anniversary of the termination.

     The agreement has an initial term that expires in October, 2004, and is automatically renewed for one-year periods thereafter, unless either party gives written notice to the other of its intention to terminate the agreement at least 90 days prior to the expiration of the term.

DISPERSION SERVICES AGREEMENT WITH CABOT

     Dispersions of fumed metal oxides are used in a variety of applications in addition to CMP. These applications include paper applications and coatings such as paints. Cabot develops and sells fumed metal oxides dispersions for these non-CMP applications. We perform dispersion services for Cabot under a dispersion services agreement with Cabot. Under this agreement we provide fumed metal oxide dispersion services to Cabot, including the manufacturing, packaging and testing of dispersions. Less than 10% of our current dispersion capacity is devoted to Cabot. The agreement provides that some dispersion services may be subcontracted by us to Davies but we remain liable for these services. The dispersion services that we provide to Cabot must be performed at our facilities in Aurora, Illinois and Barry, Wales or at the Davies facility. Under the agreement, Cabot supplies us with the fumed metal oxide particles necessary for the manufacture of dispersions.

     We charge Cabot for dispersion services that we perform under this agreement at our dispersion manufacturing cost, as defined in the agreement, plus 25% of this cost in the case of dispersion services we perform at our dispersion facilities in Aurora, Illinois and Barry, Wales and 10% of this cost in the case of dispersion services that we subcontract to Davies and which are performed by Davies at its dispersion facility in Hammond, Indiana.

     Our dispersion services agreement with Cabot also contains the following terms:

     - provisions limiting our obligation to provide Cabot with dispersions to stated maximum annual volumes for each of the three facilities;

     - provisions requiring Cabot to supply us with quarterly, six-month, annual and 18-month forecasts of its expected dispersion purchases and limiting our obligation to provide Cabot with dispersions to specified percentages in excess of these forecasted volumes;

     - provisions that provide that if we develop any intellectual property in the course of performing dispersion services for Cabot, that intellectual property will be jointly owned by us and Cabot;

     - provisions that provide that if we develop any intellectual property outside of performing dispersion services for Cabot and use that intellectual property in performing dispersion services for Cabot, then we are obligated to license Cabot that intellectual property in exchange for a royalty payment;

     - provisions that generally prohibit Cabot from engaging a third party to provide dispersion services unless we are unable to supply the requested or agreed upon services, although Cabot retains the right to manufacture fumed metal oxide dispersions itself or have Davies provide these services; and

     - provisions that generally prohibit us from performing dispersion services for third parties whose products compete with any Cabot product or from selling dispersion products in applications, other than CMP, that compete with any Cabot product.

     The agreement has an initial term that expires in June, 2005. Thereafter, the agreement may be terminated by either party on June 30 or December 31 in any year with at least 18 months prior written notice. If Cabot terminates the agreement, Cabot cannot purchase fumed metal oxides dispersion services from one of our competitors. If we terminate the agreement, Cabot may purchase fumed metal oxide dispersion services from any party without restriction.

NEGOTIATIONS WITH CABOT REGARDING FUMED ALUMINA SUPPLY ARRANGEMENT

     Fumed alumina is an essential raw material for selected CMP slurries. We currently purchase our fumed alumina from Cabot and expect to continue to do so. In order to meet our anticipated future needs for fumed alumina, Cabot needs to expand its capacity for the manufacture of fumed alumina. We are currently in negotiations with Cabot regarding changes to our fumed alumina supply arrangements to meet future growth of fumed alumina based slurries. We have not reached final agreement with Cabot on any of the terms of a new arrangement. Based on our negotiations to date with Cabot, however, we expect that the price Cabot will charge us for fumed alumina will be based on its fixed and variable costs for producing the fumed alumina plus its capital costs for constructing the new facility plus an agreed upon percentage of those costs. The payments in respect of the capital costs will be amortized over a ten year period. Cabot estimates that the expansion will cost between $4.5 million and $6.0 million. In addition, based on our negotiations with Cabot, we would expect that the expansion would be dedicated to satisfying our fumed alumina requirements and that we would have a right of first option on all production and capacity at the plant.

RESEARCH AND DEVELOPMENT

     We believe our future competitive position depends in part on our ability to develop CMP applications tailored to our customers' needs. To this end, we have established a technology center at our Aurora facility to provide applications and product support to customers and to develop new products to meet the needs of the semiconductor industry. The technology center is staffed by a team that includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP products. The technology center is equipped with an advanced polishing and metrology lab in a Class 10 clean room, a polishing lab in a Class 1000 clean room, laboratories for product development and dispersion technology, and a dispersion pilot plant. In our product development and dispersion technology laboratory, our skilled technical personnel conduct kinetic studies of the chemical reactions on the surface of the wafer. These kinetic data allow us to adjust the composition of our slurries to avoid, among other things, non-uniform polishing patterns. Understanding the chemical processes on the surface of the polished wafer allows us to compose slurries specifically tailored to interact with one element and to slow or essentially stop planarization as soon as this particular element has been polished. We have also assembled dedicated development teams that work closely with customers to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions.

     We have historically purchased most of the equipment we use for research and development. In September 1998, we entered into an agreement with an equipment manufacturer under which we lease CMP equipment in exchange for CMP slurries. Our equipment includes several polishing machines and various metrology equipment. The cost of this equipment can be significant and we need to upgrade our equipment periodically to keep pace with equipment developments in the semiconductor industry.

     We expensed approximately $19.2 million for research and development in fiscal 2000. Investments in research and development equipment are capitalized over their useful life and depreciated.

INTELLECTUAL PROPERTY

     Our intellectual property is important to our success and ability to compete. We currently have 19 U.S. patents and 33 pending U.S. patent applications covering CMP related products and processes. In most cases we file counterpart foreign patent applications. Many of these patents are important to our continued development of new and innovative CMP products. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

     Significant litigation regarding intellectual property rights exists in our industry. Cabot is currently involved in two separate legal actions brought against it by Rodel alleging that Cabot is infringing some of Rodel's patents. Although Cabot is the only named defendant in these lawsuits, the defense of which we have assumed and are now controlling, we have agreed to indemnify Cabot for any and all losses and expenses arising out of this litigation. For a further discussion of this litigation, see Item 3 -- Legal Proceedings of this Form 10-K.

     In addition, we have obtained a patent license from a third party covering a polishing process used in the manufacturing of non-IC devices. Although we expect to independently develop a new technology which will eliminate our need for this licensed technology, there is no assurance that we will be successful in doing so or that we will be able to continue to license this technology beyond the eight years currently provided for in our license agreement.

COMPETITION

     We are aware of only four other manufacturers with significant commercial sales of CMP slurries for IC devices. We expect the competition to continue to intensify. These manufacturers are Rodel, Fujimi, ChemFirst and Clariant. We are aware of only two manufacturers with significant commercial sales of CMP slurries for polishing the magnetic heads and the coating on the hard disks in hard disk drives. These manufacturers are Fujimi and Praxair. We may also face competition from:

     - other companies that develop CMP products;

     - customers that currently have, or that may develop, in-house capacity to produce their own CMP products; and

     - the development of polishing pads containing abrasives or other significant changes in technology.

     We compete primarily on the basis of our product design, level of service and, to a lesser extent, price. We believe that we presently compete favorably with respect to each of these factors. CMP products are evolving, however, and there cannot be any assurance that we will compete successfully in the future.

ENVIRONMENTAL MATTERS

     Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health. We believe that our facilities are in substantial compliance with applicable environmental laws and regulations. Our facilities have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and abroad. However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

     As of November 30, 2000, we employed a total of 367 individuals, including 35 in sales and marketing, 90 in research and development, 43 in administration and 199 in operations. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     Our principal U.S. facilities consist of:

     - our global headquarters in Aurora, Illinois, comprising approximately 65,000 square feet;

     - a commercial dispersion plant and technical center in Aurora, Illinois, comprising approximately 48,000 square feet; and

     - a commercial dispersion plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet.

     Our principal foreign facilities consist of:

     - a commercial dispersion plant in Geino, Japan, consisting of approximately 40,000 square feet; and

     - a distribution center in Ansung, South Korea consisting of approximately 16,000 square feet.

     We lease land and a building at a commercial dispersion plant in Barry, Wales consisting of approximately 22,000 square feet.

     As a direct result of escalating customer demand in the Asia-Pacific region, we are currently expanding our plant in Geino, Japan by 73,000 square-feet. The first expansion was completed in December 2000 and increased manufacturing capacity by 33%. At the completion of the second expansion, scheduled for July 2001, both efforts are expected to increase manufacturing capacity by a total of 100%.

     We believe that our current facilities are suitable and adequate for their intended purpose and, together with our expansions currently under construction and planned, provide us with sufficient capacity to meet our current and expected demand in the foreseeable future. Although not anticipated, capacity constraints could arise due to delays in the construction of our expansions.

ITEM 3. LEGAL PROCEEDINGS

     In June 1998, one of our major competitors, Rodel Inc., filed a lawsuit against Cabot in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot is infringing United States Patent No. 4,959,113 (entitled "Method and Composition for Polishing Metal Surfaces"), which is owned by an affiliate of Rodel. We refer to this patent as the Roberts patent and this lawsuit as the Roberts lawsuit. Cabot filed an answer and counterclaim seeking dismissal of the Roberts lawsuit with prejudice, a judgment that Cabot is not infringing the Roberts patent and/or that the Roberts patent is invalid, and other relief. Cabot subsequently filed a motion for summary judgment that the Roberts patent is invalid because all of the claims contained in the patent were not sufficiently different under applicable patent law from subject matter contained in previously granted patents, specifically United States Patents Nos. 4,705,566, 4,956,015 and 4,929,257, each of which is owned by a third party not affiliated with Rodel or us. This motion was denied on September 30, 1999 based on the court's finding that there were genuine issues of material fact to be determined at trial. After the ruling on the summary judgment motion, Rodel filed a request for reexamination of the Roberts patent with the United States Patent and Trademark Office (PTO), which was granted on November 12, 1999. On March 28, 2000 the court issued an order staying the Roberts action, which presently is in the discovery stage, pending completion of the reexamination of the Roberts patent by the PTO, which to our knowledge still had not been completed as of December 15, 2000 (in light of the reexamination, on September 29, 2000, the court denied the parties' respective motions to amend and dismiss, with leave to refile subsequent to completion of the reexamination).

     In April 1999, Rodel commenced a second lawsuit against Cabot in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 99-256). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot is infringing two other patents owned by an affiliate of Rodel. These two patents are United States Patent No. 5,391,258 (entitled "Compositions and Methods for Polishing") and United States Patent No. 5,476,606 (entitled "Compositions and Methods for Polishing"). We refer to these patents as the Brancaleoni patents and this lawsuit as the Brancaleoni lawsuit. Cabot filed an answer and counterclaim to the complaint seeking dismissal of the complaint with prejudice, a judgment that Cabot is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. On September 29, 2000, the court denied Cabot's motion to dismiss, and granted Rodel's leave to amend, the Brancaleoni lawsuit to add Rodel's affiliate that owns the Brancaleoni patent, Rodel Holdings, Inc., as a plaintiff. On October 24, 2000, Rodel and Rodel Holdings filed an amended complaint that added Rodel Holdings as a plaintiff to the Brancaleoni lawsuit. On November 6, 2000, Cabot filed its answer and counterclaim seeking a judgement that Cabot is not infringing the Brancaleoni patents and/or that the

Brancaleoni patents are invalid, and other relief. The Brancaleoni lawsuit is presently in the discovery stage. The parties are awaiting the court's decision on their joint request to extend the currently scheduled completion of discovery date of February 25, 2000; a trial date has not yet been scheduled.

     In the Roberts lawsuit, the only product that Rodel to date has alleged infringes the Roberts patent is our W2000 slurry, which is used to polish tungsten and which currently accounts for a significant portion of our total revenue. In the Brancaleoni lawsuit, Rodel and Rodel Holdings have not alleged that any specific product infringes the Brancaleoni patents; instead, Rodel and Rodel Holdings allege that our United States Patent No. 5,858,813 (entitled "Chemical Mechanical Polishing Slurry for Metal Layers and Films" and which relates to a CMP polishing slurry for metal surfaces including, among other things, aluminum and copper) is evidence that Cabot is infringing the Brancaleoni patents through the manufacture and sales of unspecified products. At this stage, we cannot predict whether or to what extent Rodel and/or Rodel Holdings will make specific infringement claims with respect to any of our products other than W2000 in these or any future proceedings. It is possible that Rodel and/or Rodel Holdings will claim that many of our products infringe its patents.

     Although Cabot is the only named defendant in these lawsuits, we have agreed to indemnify Cabot for any and all losses and expenses arising out of this litigation, the defense of which we have assumed and are now controlling, as well as any other litigation arising out of our business. While we believe there are meritorious defenses to the pending actions and intend to defend them vigorously, these defenses may not be successful. If Rodel (and/or Rodel Holdings) prevails in either of these cases, we may have to pay damages and, in the future, may be prohibited from producing any products found to infringe or required to pay Rodel (and/or Rodel Holdings) royalty and licensing fees with respect to sales of those products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information concerning our executive officers and their ages as of December 15, 2000.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Dr. Matthew Neville.......................  46    President and Chief Executive Officer,
                                                  Director
William C. McCarthy.......................  57    Vice President, Chief Financial Officer,
                                                    Treasurer and Assistant Secretary
                                                    (retiring January, 2001)
H. Carol Bernstein........................  40    Vice President, Secretary and General
                                                  Counsel
Kathleen A. Perry.........................  43    Vice President of Research and Development
Daniel J. Pike............................  37    Vice President of Operations
J. Michael Jenkins........................  47    Vice President of Human Resources
Daniel S. Wobby...........................  37    Principal Accounting Officer and Corporate
                                                    Controller

     Dr. Matthew Neville has served as our President and Chief Executive Officer since December 1999 and also serves as a director. Prior to assuming his current position, Dr. Neville was a Vice President of Cabot Corporation from 1997 to 1999, and was the General Manager of the Microelectronics Materials Division of Cabot Corporation from 1996 until the formation of Cabot Microelectronics Corporation in 1999. From 1983 to 1996, Dr. Neville held various positions at Cabot Corporation, including Director of Research and Development for the Cab-O-Sil Division. Dr. Neville received his Ph.D. in Chemical Engineering from the Massachusetts Institute of Technology.

     William C. McCarthy has served as our Vice President and Chief Financial Officer since December 1999 and has announced his return to retirement in January 2001. Mr. McCarthy has served as Chief Financial Officer since February 1999. From 1976 to 1998, Mr. McCarthy held various positions at Texas Instruments, including Controller of Texas Instruments' Corporate Services division. Mr. McCarthy received his BS in Business and his MBA from Texas A&M University.

     H. Carol Bernstein has served as our Vice President, Secretary and General Counsel since August 2000. From January 1998 until joining us, Ms. Bernstein served as the General Counsel and Director of Industrial Technology Development of Argonne National Laboratory, which is operated by the University of Chicago for the United States Department of Energy. From May 1985 until December 1997, she served in various positions with the IBM Corporation, culminating in serving as an Associate General Counsel, and was the Vice President, Secretary and General Counsel of Advantis Corporation, a joint venture between IBM and Sears Roebuck and Co. Ms. Bernstein received her B.A. from Colgate University and her J.D. from Northwestern University; she is a member of the Bar of the States of Illinois and New York.

     Kathleen A. Perry has served as our Vice President of Research and Development since October 2000. From October 1999 until joining us, Ms. Perry served as Senior Director of Strategic Technology at Applied Materials, where she was responsible for creating the strategic roadmap for CMP products and processes. From April 1997 until October 1999 she served as the Chief Technology Officer at Obsidian. From April 1993 to April 1997, she led a CMP research team at Motorola as the Manager of CMP Research. Ms. Perry has also managed CMP programs at SEMATECH and held various engineering positions at IBM, where she was the co-inventor and process integration specialist for aluminum damascene CMP. Ms. Perry earned a BS in Materials Science and Engineering from Cornell University and an MS in Materials Science and Engineering from Northwestern University.

     Daniel J. Pike has served as our Vice President of Operations since December 1999. Mr. Pike served as our Director of Global Operations from 1996 to 1999. Prior to joining us, Mr. Pike worked for FMC Corporation as a Marketing Manager for the Pharmaceutical Division. Mr. Pike received his BS in Chemical Engineering from the University of Buffalo and his MBA from Wharton School of Business of University of Pennsylvania.

     J. Michael Jenkins has served as our Vice President of Human Resources since December 1999. Prior to that Mr. Jenkins served as our Director of Human Resources beginning in May 1999. Prior to joining us, Mr. Jenkins was employed for 15 years by Gas Chromatography Division of Hewlett-Packard holding various positions, including Human Resources and Quality Manager. Mr. Jenkins received his MHS from Lincoln University.

     Daniel S. Wobby has served as our Corporate Controller since March 2000 and Principle Accounting Officer since June 2000. Mr. Wobby had served as Director of Finance since October 1997. Since 1989, Mr. Wobby held various accounting and operations positions with Cabot. Prior to joining Cabot, Mr. Wobby worked for Arthur Andersen LLP in the Commercial Audit Division. Mr. Wobby earned a BS in Accounting from St. Michael's College.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded publicly on the Nasdaq National Market under the symbol "CCMP" since our initial public offering on April 4, 2000. The following table sets forth the range of quarterly high and low closing sales prices for our common stock on the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------
Fiscal 2000 Third Quarter (from April 4, 2000)..............  $49.38   $24.88
Fiscal 2000 Fourth Quarter..................................   65.13    40.56
Fiscal 2001 First Quarter (through December 8, 2000)........   57.00    36.63

     As of December 8, 2000, there were approximately 1,687 holders of record of our common stock. Cabot Microelectronics has paid Cabot aggregate dividends of $81.3 million, of which $17.0 million was paid from borrowings under a term credit facility prior to the initial public offering and $64.3 million was paid with proceeds from the initial public offering. We currently do not anticipate paying cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for each of the three years ended September 30, 2000 has been derived from the audited financial statements contained in Item 8 of Part II of this Form 10-K. The selected statement of income data for the year ended September 30, 1997 has been derived from the audited financial statements contained in the amendment to our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2000. The selected balance sheet data as of September 30, 1997 and 1996 and the selected statement of income data for the period ended September 30, 1996 have been derived from our unaudited financial data.

     Basic and diluted net income per share for the year ended September 30, 1999 have been calculated using the pro forma 18.99 million shares owned by Cabot for the period prior to our initial public offering. Basic and diluted net income per share for the year ended September 30, 2000 have been calculated using the pro forma 18.99 million shares owned by Cabot for the period prior to our initial public offering in the weighted average shares outstanding calculation.

     Non-recurring compensation expense for the year ended September 30, 2000 includes a one-time charge of $2.1 million related to options granted to non-Cabot Microelectronics' employees at the time of our initial public offering and a one-time charge of $1.6 million for the accelerated vesting of Cabot Microelectronics' employee incentive compensation and benefits at the time of the spin-off from Cabot Corporation.

     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

                       CABOT MICROELECTRONICS CORPORATION

                  SELECTED FINANCIAL DATA -- FIVE YEAR SUMMARY

                                                               YEAR ENDED SEPTEMBER 30,
                                              ----------------------------------------------------------
                                                 2000        1999        1998        1997        1996
                                              ----------   ---------   ---------   ---------   ---------
                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Revenue.....................................   $178,336     $95,701     $56,862     $33,851     $23,373
Revenue -- related party....................      2,820       2,989       1,969       1,360         961
                                               --------     -------     -------     -------     -------
                                                181,156      98,690      58,831      35,211      24,334
                                               --------     -------     -------     -------     -------
Cost of goods sold..........................     82,788      44,902      27,686      18,561      12,386
Cost of goods sold -- related party.........      2,828       2,989       1,969       1,360         961
                                               --------     -------     -------     -------     -------
                                                 85,616      47,891      29,655      19,921      13,347
                                               --------     -------     -------     -------     -------
          Gross profit......................     95,540      50,799      29,176      15,290      10,987
Operating expenses:
  Research and development..................     19,256      14,551      10,139       8,411       6,984
  Selling and marketing.....................      7,003       4,572       3,293       1,028         674
  General and administrative................     17,990      11,880       8,576       4,468       4,122
  Non-recurring compensation expense........      3,755          --          --          --          --
  Amortization of goodwill and other
     intangibles............................        718         720         720         720         720
                                               --------     -------     -------     -------     -------
          Total operating expenses..........     48,722      31,723      22,728      14,627      12,500
                                               --------     -------     -------     -------     -------
Operating income............................     46,818      19,076       6,448         663      (1,513)
  Other income..............................        130          --          --          --          --
                                               --------     -------     -------     -------     -------
  Income before income taxes................     46,948      19,076       6,448         663      (1,513)
  Provision for income taxes................     16,446       6,796       2,211         (45)       (647)
                                               --------     -------     -------     -------     -------
          Net income........................   $ 30,502     $12,280     $ 4,237     $   708     $  (866)
                                               ========     =======     =======     =======     =======
Basic net income per share..................   $   1.44     $  0.65
                                               ========     =======
Weighted average basic shares outstanding...     21,214      18,990
                                               ========     =======
Diluted net income per share................   $   1.39     $  0.65
                                               ========     =======
Weighted average diluted shares
  outstanding...............................     21,888      18,990
                                               ========     =======

                                                               SEPTEMBER 30,
                                              ------------------------------------------------
                                                2000      1999      1998      1997      1996
                                              --------   -------   -------   -------   -------
BALANCE SHEET DATA:
Current assets..............................  $ 59,053   $26,120   $15,581   $ 8,781   $ 5,817
Property, plant and equipment, net..........    71,873    40,031    24,713    17,195    16,797
Other assets................................     5,180     4,123     4,837     5,547     6,284
                                              --------   -------   -------   -------   -------
          Total assets......................  $136,106   $70,274   $45,131   $31,523   $28,898
                                              ========   =======   =======   =======   =======
Current liabilities.........................  $ 24,200   $ 7,775   $ 4,870   $ 2,980   $ 2,649
Long-term liabilities.......................     4,344       422       233       119        40
                                              --------   -------   -------   -------   -------
          Total liabilities.................    28,544     8,197     5,103     3,099     2,689
Stockholders' equity........................   107,562    62,077    40,028    28,424    26,209
                                              --------   -------   -------   -------   -------
          Total liabilities and
            stockholders' equity............  $136,106   $70,274   $45,131   $31,523   $28,898
                                              ========   =======   =======   =======   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-K, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding industry prospects, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences.

     The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements and our unaudited pro forma statements of income, which are included in Item 8. of Part II of this Form 10-K.

OVERVIEW

     Prior to our initial public offering on April 4, 2000, we operated as a division of Cabot, a global chemical manufacturing company based in Boston, Massachusetts. On September 29, 2000, Cabot effected the spin-off of Cabot Microelectronics Corporation by distributing 0.280473721 shares of our common stock as a dividend on each outstanding share of Cabot common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock.

     We are the leading supplier of high performance polishing slurries used in the manufacture of the most advanced IC devices, through a process called CMP. We believe that we supply approximately 80% of the slurries sold to IC device manufacturers worldwide. CMP is a polishing process used by IC device manufacturers to planarize many of the multiple layers of material that are built upon silicon wafers to produce advanced devices. Planarization is a polishing process that levels and smooths, and removes the excess material from, the surfaces of these layers. CMP slurries are liquids containing engineered abrasives and proprietary chemicals that facilitate and enhance this polishing process. CMP enables IC device manufacturers in producing smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers seek to further shrink the size of these devices and improve their performance. Most of our CMP slurries are used to polish insulating layers and the tungsten plugs that go through the insulating layers and connect the multiple wiring layers of IC devices. We are developing and selling new slurries used to polish copper, a new metal used in wiring layers of IC device fabrication. Also, we have developed and have begun sales of new CMP slurries designed for polishing several components in hard disk drives, specifically rigid disks and magnetic heads. We continue to develop slurries for additional new applications. In addition, we have recently begun producing and selling polishing pads used in the CMP process.

BASIS OF PRESENTATION

     The following "Management's Discussion of Results of Operations" contains unaudited pro forma results for the years ended September 30, 2000 and 1999 which reflect adjustments to our historical results of operations to give effect to various transactions as if those transactions had been consummated as of the periods presented. We historically sold various dispersion products to Cabot at our cost of manufacturing. We entered into a dispersion services agreement with Cabot, which became effective upon the completion of our initial public offering, under which we provide dispersion services to Cabot at our cost plus a standard margin. Under this agreement, Cabot supplies us with the fumed metal oxide raw materials for these dispersions at no cost to us, which reduces both our cost of goods sold and revenue for these dispersions. In addition, we historically purchased fumed metal oxides, critical raw materials for our slurries, from Cabot at Cabot's budgeted standard cost. We entered into a fumed metal oxide supply agreement with Cabot, which became effective in April, 2000, under which we purchase fumed metal oxides at a contractually agreed upon price. The agreement provides for fixed price increases each year and other price increases if Cabot's cost of producing fumed metal oxides increases. Pro forma results also exclude the effect of a one-time charge of $2.1 million ($1.4 million after tax) for options granted to non-Cabot Microelectronics employees at the time of the initial public offering and a one-time charge of $1.6 million ($1.0 million after tax) for the accelerated vesting of Cabot Microelectronics' employee incentive compensation and benefits at the time of the spin-off from Cabot. We believe the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to the transactions discussed above. The unaudited pro forma results of income are not necessarily indicative of the results that would have been reported had such events actually occurred on the dates specified, nor are they indicative of our future results.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our statements of income and our unaudited pro forma statements of income:

                                                          YEAR ENDED SEPTEMBER 30,
                                                     ----------------------------------
                                                             PRO            PRO
                                                            FORMA          FORMA
                                                     2000   2000    1999   1999    1998
                                                     ----   -----   ----   -----   ----
Total revenue......................................  100%    100%   100%    100%   100%
Cost of goods sold.................................   47      50     49      54     50
                                                     ---     ---    ---     ---    ---
Gross profit.......................................   53      50     51      46     50
Research and development...........................   11      11     15      15     17
Selling and marketing..............................    4       4      4       4      6
General and administrative.........................   10      10     12      12     15
Non-recurring compensation expense.................    2       0      0       0      0
Amortization of goodwill and other Intangibles.....    0       0      1       1      1
                                                     ---     ---    ---     ---    ---
Operating income...................................   26      25     19      14     11
Other income (expense).............................    0       0      0       1      0
                                                     ---     ---    ---     ---    ---
Income before income taxes.........................   26      25     19      13     11
Provision for income taxes.........................    9       9      7       5      4
                                                     ---     ---    ---     ---    ---
          Net income...............................   17%     16%    12%      8%     7%

       YEAR ENDED SEPTEMBER 30, 2000 VERSUS YEAR ENDED SEPTEMBER 30, 1999

REVENUE

     Total revenue was $181.2 million in 2000, which represented a 84%, or $82.5 million, increase from 1999. Approximately 95% of our revenue in 2000 was from the sale of CMP slurries. Revenue from external sales was $178.3 million in 2000, which represented an increase of 86%, or $82.6 million, from 1999. Of this increase, $59.7 million was due to a 62% increase in volume and $22.9 million was due to increased weighted average selling prices. The volume growth was mainly driven by the increased use of CMP slurries in the manufacture of IC devices. The growth was especially strong with respect to sales of CMP slurries for polishing tungsten.

     Related party revenue was $2.8 million in 2000, which represented a decrease of 6%, or $0.2 million, over 1999. On a pro forma basis, for the fiscal year ended September 30, 2000, related party revenue would have been $2.2 million. This decrease reflects the fact that under our former arrangement with Cabot, we purchased from Cabot the fumed metal oxide raw materials required to make the dispersions that we sold to Cabot and the cost of these raw materials were included in the price we charged to Cabot, while under our new dispersion services agreement Cabot provides these raw materials to us at no cost. As a result, our revenue and cost of goods sold should decrease as a result of the new arrangements.

COST OF GOODS SOLD

     Total cost of goods sold was $85.6 million in 2000, which represented an increase of 79% or $37.7 million from 1999. Cost of goods sold related to external sales was $82.8 million in 2000, which represented an increase of 84%, or $37.9 million, over 1999. Of this increase, $28.0 million was due to higher sales volume and $9.9 million was due to higher weighted average costs per gallon. These higher costs resulted from higher raw material costs, especially fumed silica cost increases associated with the fumed metal oxide agreement with Cabot, and for transportation costs associated with shipping raw materials to our manufacturing plant in Japan. Higher manufacturing costs also resulted from improved quality requirements and the qualification of our Geino, Japan facility.

     We anticipate fumed silica costs will continue to increase due to the terms of the supply agreement with Cabot which contains provisions for a fixed annual increase in the price of silica of 2% of the initial price and additional increases if Cabot's raw material costs increase.

     On a pro forma basis, total cost of goods sold would have been $89.8 million, which reflects a $5.0 million increase for the fumed metal oxides we purchase from Cabot to produce our slurries, partially offset by a $0.8 million decrease in the cost of goods sold attributable to our new dispersion services agreement with Cabot, in each case for the reasons described above.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 53% in 2000 compared to 51% in 1999. The increase in gross profit resulted primarily from a higher percentage of our sales coming from new, higher value products which have higher margins per gallon. Pro forma gross profit as a percentage of net revenue was 50% in 2000 as compared to 46% in 1999.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $19.3 million in 2000, which represented an increase of 32%, or $4.7 million, over 1999. Of this increase, $2.2 million represents additional personnel and related relocation expenses in North America and $2.9 million resulted from higher laboratory supply costs and other operating expenses associated with our clean room. Also, outsourced development activities increased by $0.8 million and increased staffing in Geino, Japan added $0.5 million in expenses. These increases were partially offset by $0.9 million of decreased research and development allocations from Cabot and $0.8 million decreases in various other areas. Key activities during the twelve months ended September 30, 2000 involved the continued development of new and enhanced slurry products, new CMP polishing pad technology and advanced particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $7.0 million in 2000, which represented an increase of 53%, or $2.4 million, over 1999. The increase was due primarily to the hiring of additional customer support personnel in our North America, Japan and Taiwan offices.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $18.0 million in 2000, which represented an increase of 51%, or $6.1 million, from 1999. Approximately $3.8 million of the increase represents additional personnel costs needed to support the general growth of our business and $1.6 million in operating costs associated with our new corporate office building. Increased costs of purchased services and expenses related to our initial public offering and spin-off from Cabot of $1.4 million were partially offset by a decrease of $0.8 million in charges from Cabot for corporate services.

NON-RECURRING COMPENSATION EXPENSE

     Non-recurring compensation expense of $3.8 million includes a one time charge of $2.1 million related to options granted to non-Cabot Microelectronics employees at the time of the initial public offering and a one-time charge of $1.6 million for the accelerated vesting of long term incentives and benefits at the time of the spin-off from Cabot Corporation.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.7 million in 2000 and 1999 and related to goodwill and other intangible assets associated with the acquisition of selected distributor assets from a third party in 1995.

PROVISION FOR INCOME TAXES

     The effective tax rate on income from operations was 35.0% in 2000 and 35.6% in 1999. The slight decrease in the effective tax rate was mainly driven by a greater percentage of export sales resulting in increased foreign sales corporation deductions.

NET INCOME

     Net income was $30.5 million in 2000, which represented an increase of 148%, or $18.2 million, from 1999 as a result of the factors discussed above. Pro forma net income was $29.4 million in 2000, which represented an increase of 272%, or $21.5 million, from 1999.

       YEAR ENDED SEPTEMBER 30, 1999 VERSUS YEAR ENDED SEPTEMBER 30, 1998

REVENUE

     Total revenue was $98.7 million in 1999, which represented an increase of 68%, or $39.9 million, over 1998. Revenue from external sales was $95.7 million in 1999, which represented an increase of 68%, or $38.8 million, from 1998. The increase in external revenue was primarily due to a 53% increase in volume and, to a lesser extent, a 10% increase in weighted average selling prices. The volume growth was driven by the increased use of CMP slurries in the manufacture of IC devices. This growth was especially strong in Asia, where volumes across all slurry product lines increased by 114% and we began to recognize revenue from the sale of CMP slurries used to polish the magnetic heads and the coating on hard disks in hard disk drives. Weighted average selling prices rose from 1998 to 1999 due to the sale of higher performance products which had higher weighted average selling prices, particularly our CMP slurries for polishing tungsten.

     Related party revenue was $3.0 million in 1999, which represented an increase of 52%, or $1.0 million, from 1998. This increase was due to higher volumes sold. On a pro forma basis, related party revenue for 1999 would have been $2.0 million. This decrease reflects the fact that under our former arrangement with Cabot, we purchased from Cabot the fumed metal oxide raw materials required to make the dispersions that we sell to Cabot and the cost of these raw materials were included in the price we charged to Cabot, while under our new dispersion services agreement Cabot provides these raw materials to us at no cost. As a result, our revenue and cost of goods sold should decrease as a result of the new arrangements.

COST OF GOODS SOLD

     Total cost of goods sold was $47.9 million in 1999, which represented an increase of 61%, or $18.2 million, from 1998. Cost of goods sold related to external sales was $44.9 million in 1999, which represented an increase of 62%, or $17.2 million, from 1998. Of that increase, $14.6 million was due to higher sales volume and the remainder was primarily due to higher manufacturing costs associated with improved quality requirements and start up costs of our Geino, Japan facility. On a pro forma basis, total cost of goods sold for 1999 would have been $52.5 million, which reflects a $5.9 million increase for the fumed metal oxides we purchase from Cabot to produce our slurries, partially offset by a $1.3 million decrease in the cost of goods sold attributable to our new dispersion services agreement with Cabot, in each case for the reasons described above.

GROSS PROFIT

     Our gross profit as a percentage of revenue was 51% for 1999 and 50% for 1998. Higher margins from new products in 1999 were offset by increased spending for expanded capacity and support capabilities. On a pro forma basis, for the year ended September 30, 1999, gross profit as a percentage of revenue was 46%.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $14.6 million in 1999, which represented an increase of 44%, or $4.4 million, from 1998. Of this increase, $2.3 million was due to higher laboratory supply costs and other operating expenses associated with the clean room. Increased staffing related to other research and development activities accounted for an additional $1.5 million of the increase and consumption of supplies in research and development activities contributed the rest of the increase. Key activities during 1999 involved the development of advanced particle technology, new or enhanced slurry products and new CMP polishing pad products.

SELLING AND MARKETING

     Selling and marketing expenses were $4.6 million in 1999, which represented an increase of 39%, or $1.3 million, from 1998. Of this increase, $0.4 million was due to the hiring of additional customer support personnel in the United States, $0.4 million was due to increased selling costs in Japan and the rest was due to increased production of product literature, costs relating to industry trade shows and marketing consulting costs.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $11.9 million in 1999, which represented an increase of 39%, or $3.3 million, from 1998. Charges for corporate services provided by Cabot increased $1.8 million from 1998 to 1999 to keep pace with the growth of our business. Of the remaining increase, $1.2 million was due to additional administrative personnel as a result of general business growth and $0.3 million was due to outside legal fees incurred in connection with patent litigation.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.7 million in 1999 and 1998 and related to goodwill and other intangible assets associated with the acquisition of selected assets from a third party in 1995.

PROVISION FOR INCOME TAXES

     The effective tax rate on income from operations was 35.6% in 1999 and 34.3% in 1998.

NET INCOME

     Net income was $12.3 million in 1999, which represented an increase of 190%, or $8.0 million, from 1998 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $31.9 million in 2000, $9.0 million in 1999 and $2.3 million in 1998. Our cash provided by operating activities in 2000 originated from net income from operations of $30.5 million plus non-cash items of $7.7 million, partially offset by a net increase in working capital of $6.3 million. Our principal capital requirements have been to fund property plant and equipment additions and working capital needs that support the expansion of our business.

     In 2000, cash flows used in investing activities were $37.2 million, primarily related to the construction of our Aurora, Illinois manufacturing facility, the purchase of land and construction of a new distribution facility in Korea, the purchase of research and development equipment and the purchase of additional land in Geino, Japan. In 1999, cash flows used in investing activities were $17.1 million, primarily due to the completion of our Geino, Japan facility and construction of our Aurora, Illinois headquarters building. In 1998, cash flows used in investing activities were $9.3 million due to manufacturing capacity increases and the acquisition of research and development equipment.

     We had cash flows from financing activities of $15.2 million in 2000 which resulted primarily from capital contributions from Cabot of $10.1 million, net proceeds from our initial public offering of $82.8 million and borrowings of $17.0 million under a term credit facility. We paid Cabot dividends of $17.0 million in March 2000 and $64.3 million in April 2000. Also, during the third quarter of 2000, we repaid $13.5 million of borrowings under our term credit facility. In 1999 and 1998 we had net cash flows from financing activities of $8.1 million and $6.8 million, respectively, contributed by Cabot.

     At September 30, 2000 debt is comprised of a term loan in the amount of $3.5 million funded on the basis of the State of Illinois State Treasurer's Economic Program which is due on June 1, 2005. We originally borrowed $17.0 million under a term credit facility and paid the proceeds of this borrowing to Cabot as a dividend. The original debt was comprised of a term loan in the amount of $13.5 million and the $3.5 million term loan referred to above. During the third quarter of 2000, the entire term loan of $13.5 million was repaid. In July 2000 the credit agreement was amended and restated from a term loan to a $8.5 million revolving line of credit with LaSalle National Bank.

We also have a $25 million unsecured revolving credit facility with Fleet National Bank. Loans under this facility will be used primarily for general corporate purposes, including working capital and capital expenditures. There is a sublimit for letters of credit of $5 million. We may elect to borrow at either:

     - the higher of Fleet National Bank's base rate as announced from time to time or the federal funds rate plus a margin of up to 0.50%; or

     - the LIBOR rate plus a margin of between 1.5% and 2.0%, determined quarterly.

     Interest on base rate loans will be payable at the end of each calendar quarter, and on LIBOR loans at the earlier of the end of each interest period or quarterly.

     All borrowings under our revolving credit facility will become due and payable in April 2003. Borrowings under this credit facility may be prepaid at any time, subject to payment of normal breakage costs, if any, in the case of LIBOR loans.

     We would breach our revolving credit facility if we were to incur losses greater than $7.5 million in a single fiscal quarter or greater than $10 million in two consecutive quarters. In addition to customary covenants, this credit facility contains certain restrictions on our ability to incur additional indebtedness, create liens, make certain investments, pay dividends or make certain distributions on our stock, merge, consolidate, make certain acquisitions or dispositions and enter into transactions with affiliates.

     The $3.5 million unsecured term loan is funded on the basis of the State of Illinois State Treasurer's Economic Program. During the period that we remain eligible for this program and the State of Illinois maintains appropriate funds to cover the $3.5 million term loan, the outstanding amount will bear interest at a rate equal to 1.75% plus:

     - until the second anniversary of the closing date of the loan, 70% of the two year treasury rate; and

     - after the second anniversary of the closing date and until the termination date of this credit facility, which will be five years from the closing date of the credit facility, 70% of the three year treasury rate.

     During any period in which we are ineligible for this program or the State of Illinois removes funds on deposit with the lender for purposes of funding this loan, the outstanding amount will bear interest at the rate applicable to the $8.5 million revolving line of credit described below.

     With respect to the $8.5 million revolving line of credit, we may elect to borrow at either LaSalle Bank's base rate or the Eurodollar rate plus an applicable margin, which will vary between 1.5% and 2.0% depending on our ratio of funded debt to EBITDA.

     Interest on the $3.5 million term loan and each base rate loan will be payable quarterly. Interest on each Eurodollar loan will be payable on the last day of the applicable interest period, which will be a one, two or three month period.

     During the existence of any event of default under the term credit facility, the applicable interest rate on each type of loan will be increased 2.0%.

     The total principal amount of the $3.5 million term loan will be payable upon the termination date of the credit facility, June 1, 2005 unless defaulted earlier.

     During the term of this facility, we will be subject to prepayment provisions, financial ratios, default provisions and restrictive covenants similar to those described with respect to our $25 million revolving credit facility.

     Under both our $25.0 million and our $8 million revolving credit facilities, we are required to maintain the following financial ratios:

     - a ratio of (A) cash plus short-term investments plus net accounts receivable to (B) total current liabilities equal or above 1.25 to 1. The actual ratio as of September 30, 2000 was 1.68 to 1

     - a leverage ratio of (A) total funded indebtedness to (B) EBITDA below
       2.25 to 1. The actual ratio was 0.07 to 1 as of September 30, 2000.

     - a minimum coverage ratio of (A) EBIT to (B) interest expense greater than
       3.0 to 1. This ratio was 46.39 to 1 for the year ended September 30, 2000.

     EBITDA is our net income before taxes, interest expense, depreciation and amortization. EBIT is our net income before taxes and interest expense.

     We estimate that our total capital expenditures in fiscal year 2001 will be approximately $45.0 million, approximately $2.3 million of which we have already spent as of November 30, 2000. Our major capital expenditures in 2001 are expected to be:

     - approximately $16.0 million to expand our existing manufacturing facility in Geino, Japan;

     - approximately $16.0 million to expand our corporate headquarters in Aurora, Illinois; and

     - approximately $12.0 million for polishing and other equipment used in our research and development activities.

     We believe that cash generated by our operations and borrowings under our revolving credit facility will be sufficient to fund our operations and expected capital expenditures for the next 24 months. However, we plan to expand our business and continue to improve our technology and, to do so, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements. See "Factors Affecting Future Operating Results -- Our ability to raise capital in the future may be limited and this may limit our ability to expand our business and improve our technology".

     Cabot is currently a defendant in two lawsuits involving Rodel. We have agreed to indemnify Cabot for any liabilities or damages resulting from these lawsuits. See Item 3. -- Legal Proceedings in this Form 10-K.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains and losses be reported either in the statement of income or as a component of comprehensive income, depending on the type of hedging relationship that exists. The effective date of this statement was delayed in June 1999 through the issuance of Statement of Financial Accounting Standards No. 137 ("SFAS 137"). The effective date has been extended to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), which amends Statement 133 to ease implementation difficulties. Management is evaluating the effect that adoption of SFAS 133, as amended, will have on the Company's financial statements. Given our current limited use of derivatives, we do not expect the impact of SFAS 133, as amended, to be significant.

     In December 1999, the SEC released Statement of Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Cabot Microelectronics is required to be in conformity with the provisions of SAB 101 no later than July 1, 2001 and we do not expect a material change in our financial condition or results of operations as a result of SAB 101.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of the Accounting Practice Board Opinion No. 25 ("APB No. 25"). This interpretation clarifies the definition of an employee for purposes of applying APB No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective on July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. During fiscal 2000, the company adopted the provisions of FIN No. 44 and the effects are reflected in the financial statements.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

 Historical Financial Information May Not be Representative of Our Results as a Separate Company

     The historical financial information we have presented may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented and may not be indicative of what our results of operations, financial position and cash flows will be in the future. As a result, information to evaluate our business is limited. This is because:

     - When we were a division of Cabot, Cabot provided us with various services and allocated expenses for these services to us in amounts that may not have been the same as the expenses we would have incurred had we performed or acquired these services ourselves;

     - we have changed our fumed metal oxide supply and dispersion services arrangements with Cabot and the prices we are paying under our new arrangements are higher than the prices we paid in the past; and

     - the historical financial information for the periods prior to our initial public offering does not reflect other events and changes that are occurring or will occur as a result of our separation from Cabot, including the establishment of our capital structure, the incurrence of debt and changes in our expenses as a result of new employee, tax and other structures and matters.

  We Have a Narrow Product Range and Our Products May Become Obsolete, or Technological Changes May Reduce or Limit Increases in CMP Consumption

     Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt and improve our products in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices and these changes and advances are expected to continue in the future. One or more developments in the semiconductor industry may render our products obsolete or less important to the IC device manufacturing process, including:

     - increased competition from new or existing producers of CMP slurries, including the introduction of new or substitute products;

     - a shift toward reduced consumption or reuse of slurries;

     - advances in CMP technology that make it possible to perform planarization without a slurry.

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

     In fiscal year 2000, our five largest customers accounted for approximately 56% of our revenue, with Marketech, Intel and Takasago accounting for approximately 17%, 15% and 11% of our revenue, respectively.

In 1999, our five largest customers accounted for approximately 58% of our revenue, with Intel, Marketech and Takasago accounting for approximately 22%, 15% and 10% of our revenue, respectively. Marketech and Takasago are distributors. The decline in the percentage of our total revenue attributable to sales to Intel resulted from the expanding use of CMP by other semiconductor manufacturers and Intel's decision to significantly reduce purchases of one type of CMP slurry from us.

  If We Lose Pending or Future Intellectual Property Lawsuits Relating to Our Business, We Could be Liable for Significant Damages and Legal Expenses and Could be Enjoined from Manufacturing our Slurry Products

     Cabot is currently the subject of two lawsuits against it involving infringement claims relating to our business. If Cabot or we were to lose these or future lawsuits, we could be liable for significant damages and legal expenses and could be enjoined from manufacturing our slurry products. Although Cabot is the only named defendant in these lawsuits, the defense of which we have assumed and are now controlling, we have agreed to indemnify Cabot for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. See Item 3. Legal Proceedings in this Form 10-K for further discussion.

     In addition, we may be subject to future infringement claims by Rodel or others with respect to our products and processes. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose any future infringement claims we could be subject to injunctions, damages and/or royalty or licensing agreements. Royalty or licensing agreements, if required as a result of any pending or future claims, may not be available to us on acceptable terms or at all. Moreover, from time to time we agree to indemnify certain of our customers for losses the customers may incur as a result of intellectual property claims brought against them arising out of their purchase or use of our products.

  Any Problem or Interruption in Our Supply from Cabot of Fumed Metal Oxides, Our Most Important Raw Materials, Could Delay Our Slurry Production and Adversely Affect Our Sales

     Fumed metal oxides are the primary raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides. Cabot is currently our exclusive supplier of fumed metal oxides. We have entered into a fumed metal oxide supply agreement with Cabot, which became effective upon completion of the initial public offering, and under which Cabot continues to be our exclusive supplier of fumed metal oxides for our current slurry products. We also expect Cabot will be our primary supplier of fumed metal oxides for products we develop in the future.

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

     - contractual amendments and disputes with Cabot, including those relating to the fumed metal oxide supply agreement; and

     - our required quantities may exceed the amount Cabot is obligated to supply under the agreements.

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

  Because We Have Limited Experience in Manufacturing and Selling CMP Polishing Pads and Slurries for CMP Polishing of the Magnetic Heads in Hard Disk Drives, Expansion of our Business into these Areas and Applications May Not Be Successful

     An element of our strategy is to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including manufacturing CMP polishing pads and slurries for CMP polishing of the magnetic heads in hard disk drives. We have had limited experience in developing and marketing these products, particularly polishing pads, which involve technologies and production processes that are new to us. We or the suppliers of the raw materials that we use to make our polishing pads may not be able to solve any technological or production problems that we or they may encounter. In addition, if we or these suppliers are unable to keep pace with technological or other developments in the design and production of polishing pads, we will probably not be competitive in the polishing pad market For these reasons, the expansion of our business into these new product areas or applications may not be successful.

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

  We are Subject to Some Risks Associated With Our Foreign Operations

     We currently have operations and a large customer base outside the United States. For 2000, approximately 56% of our revenue was generated by sales to customers outside the United States compared to 46% in the prior year. We encounter potential risks in doing business in foreign countries, including:

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

RISKS RELATING TO OUR SEPARATION FROM CABOT

  We Currently Use Cabot's Information Technology Services and Systems and Our Ability to Satisfy Our Customers and Operate Our Business Will Suffer if We Do Not Implement a New Cost Effective Infrastructure to Support Our Expanding Business Needs

     We currently use duplicated versions of Cabot's systems to support our operations, including systems covering order processing, inventory management, shipping and accounting. Many of these systems were not optimized for our business processes. We have initiated a project to implement new systems to replace the duplicated versions of Cabot's systems within the next 12 to 18 months. We may not be successful in implementing these systems and transitioning data from the duplicated versions of Cabot's systems to our new systems. We continue to rely upon the network infrastructure provided and maintained by Cabot. We are in the process of migrating to our own network infrastructure the maintenance of which we intend to outsource to a third party. We may experience network interruptions related to either the current Cabot network infrastructure or the migration to our new network infrastructure maintained by a third party.

     Any failure or significant downtime in Cabot's or our own network or information systems could prevent us from taking customer orders, shipping products or billing customers and could harm our business. In addition, our network and information systems require the services of employees with extensive knowledge of these information systems and the business environment in which we operate. To successfully implement and operate our systems, we must be able to attract and retain a significant number of highly skilled employees. If we fail to attract and retain the highly skilled personnel required to implement, maintain, and operate our information systems, our business could suffer.

  A Number of Our Directors May Have Conflicts of Interest Because They are Also Directors or Executive Officers of Cabot or Own Cabot Stock

     Three members of our board of directors are directors and/or executive officers of Cabot. Our directors who are also directors and/or executive officers of Cabot have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both us and Cabot, as well as related party transactions and intercompany agreements between us and Cabot such as our fumed metal oxide and dispersion services agreements. In addition, a number of our directors and executive officers own Cabot stock and options on Cabot stock they acquired as employees of Cabot. This ownership could create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and Cabot.

  We May Have Conflicts With Cabot With Respect to Our Past and Ongoing Relationships

     We may have conflicts with Cabot that we cannot resolve and, even if we are able to do so, the resolution of these conflicts may not be as favorable as if we were dealing with a party with whom we had never been affiliated. Cabot continues to be our exclusive supplier of fumed metal oxides for our existing slurries under a fumed metal oxide supply agreement between Cabot and our company. While we are not required to do so under the terms of that agreement, we expect we also will purchase from Cabot most of the fumed metal oxides we require for any new slurries we develop. These agreements were made in the context of an affiliated relationship and were negotiated in the overall context of our separation from Cabot. The prices and other terms under these agreements may be less favorable to us than what we could have obtained in arm's-length negotiations with unaffiliated third parties for similar services or under similar leases. It is particularly difficult to assess whether the price for fumed metal oxides provided under our fumed metal oxide supply agreement with Cabot is the same as or different from the price we could have obtained in arm's-length negotiations with an unaffiliated third party in light of the long-term nature of the contract, the volumes provided for under the agreement and our particular quality requirements.

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

     - litigation, labor, tax, employee benefit and other matters arising from our separation from Cabot; and

     - the incurrence of debt and major business combinations by us.

 We Face Risks Associated With Being a Member of Cabot's Consolidated Group for Federal Income Tax Purposes

     For the period in which Cabot continued to own 50% or greater of the vote and value of our capital stock, we will be included in Cabot's consolidated group for federal income tax purposes. Under a tax sharing agreement with Cabot, we will pay Cabot the amount of federal, state and local income taxes we would be required to pay to the relevant taxing authorities if we were a separate taxpayer not included in Cabot's consolidated or combined returns. In addition, by virtue of its controlling ownership and the tax sharing agreement for the period of time up to September 29, 2000, Cabot will effectively control substantially all of our tax decisions for that time period. Under the tax sharing agreement, Cabot will have sole authority to respond to and conduct all tax proceedings including tax audits relating to Cabot consolidated or combined income tax returns in which we are included. Moreover, notwithstanding the tax sharing agreement, federal law provides that each member of a consolidated group is liable for the group's entire tax obligation. Thus, to the extent Cabot or other members of the group fail to make any federal income tax payments required of them by law, we could be liable for the shortfall. Similar principles may apply for state income tax purposes in many states.

  If the Spin-Off Is Not Tax-Free, We Could Be Liable to Cabot for the Resulting Taxes

     On September 29, 2000, Cabot effected the spin-off of Cabot Microelectronics by distributing 0.280473721 shares of our common stock as a dividend on each outstanding share of Cabot common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock. We have agreed to indemnify Cabot in the event the spin-off is not tax-free to Cabot as a result of various actions taken by or with respect to us or our failure to take various actions, all as set forth in our tax sharing agreement with Cabot. We may not be able to control some of the events that could trigger this liability. In particular, any acquisition of us by a third party within two years of the spin-off could result in the spin-off becoming a taxable transaction and give rise to our obligation to indemnify Cabot for any resulting tax liability.

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

     We have adopted change-in-control arrangements covering our executive officers and are in the process of adopting similar arrangements for other key employees. These arrangements provide for a cash severance payment, continued medical benefits and other ancillary payments and benefits upon some terminations of a covered employee's employment following a change in control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and the British Pound. Our exposure to foreign currency exchange risks has not been significant because a significant portion of our foreign sales are denominated in U.S. dollars. As foreign markets become a more significant portion of our business, we have begun to enter into forward contracts in an effort to manage foreign currency exchange exposure. Less than 10% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of September 30, 2000, the analysis demonstrated that such market movements would not have a material adverse effect on our financial position, results of operations or cash flows over a one year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at September 30, 2000 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CABOT MICROELECTRONICS CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   33
  Statements of Income for the years ended September 30,
     2000, 1999 and 1998....................................   34
  Pro Forma Statements of Income for the years ended
     September 30, 2000 and 1999............................   35
  Balance Sheets at September 30, 2000 and 1999.............   36
  Statements of Cash Flows for the years ended September 30,
     2000, 1999 and 1998....................................   37
  Statement of Changes in Stockholders' Equity for the years
     ended September 30, 2000, 1999 and 1998................   38
  Notes to the Financial Statements.........................   39
  Selected Quarterly Operating Results......................   58
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   59

     All other schedules are omitted, because they are not required, are not applicable, or the information is included in the financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of Cabot Microelectronics Corporation

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation at September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                            /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
October 26, 2000

                       CABOT MICROELECTRONICS CORPORATION

                              STATEMENTS OF INCOME

                                                                     YEAR ENDED SEPTEMBER 30,
                                                             -----------------------------------------
                                                                2000            1999           1998
                                                             -----------     ----------     ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue....................................................   $178,336        $95,701        $56,862
Revenue -- related party...................................      2,820          2,989          1,969
                                                              --------        -------        -------
                                                               181,156         98,690         58,831
                                                              --------        -------        -------
Cost of goods sold.........................................     82,788         44,902         27,686
Cost of goods sold -- related party........................      2,828          2,989          1,969
                                                              --------        -------        -------
                                                                85,616         47,891         29,655
                                                              --------        -------        -------
          Gross profit.....................................     95,540         50,799         29,176
Operating expenses:
  Research and development.................................     19,256         14,551         10,139
  Selling and marketing....................................      7,003          4,572          3,293
  General and administrative...............................     17,990         11,880          8,576
  Non-recurring compensation expense.......................      3,755             --             --
  Amortization of goodwill and other intangibles...........        718            720            720
                                                              --------        -------        -------
          Total operating expenses.........................     48,722         31,723         22,728
                                                              --------        -------        -------
Operating income...........................................     46,818         19,076          6,448
Other income (expense).....................................        130             --             --
                                                              --------        -------        -------
Income before income taxes.................................     46,948         19,076          6,448
Provision for income taxes.................................     16,446          6,796          2,211
                                                              --------        -------        -------
          Net income.......................................   $ 30,502        $12,280        $ 4,237
                                                              ========        =======        =======
Basic net income per share.................................   $   1.44        $  0.65
                                                              ========        =======
Weighted average basic shares outstanding..................     21,214         18,990
                                                              ========        =======
Diluted net income per share...............................   $   1.39        $  0.65
                                                              ========        =======
Weighted average diluted shares outstanding................     21,888         18,990
                                                              ========        =======

   The accompanying notes are an integral part of these financial statements.

                       CABOT MICROELECTRONICS CORPORATION

                         PRO FORMA STATEMENTS OF INCOME

                                                                      YEAR ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                 2000             1999
                                                              ----------       ----------
                                                                   (UNAUDITED AND IN
                                                                      THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
Revenue.....................................................   $178,336         $95,701
Revenue -- related party(a).................................      2,236           1,994
                                                               --------         -------
                                                                180,572          97,695
                                                               --------         -------
Cost of goods sold(b).......................................     87,761          50,827
Cost of goods sold -- related party(a)......................      2,043           1,645
                                                               --------         -------
                                                                 89,804          52,472
                                                               --------         -------
          Gross profit......................................     90,768          45,223
Operating expenses:
  Research and development..................................     19,256          14,551
  Selling and marketing.....................................      7,003           4,572
  General and administrative................................     17,990          11,880
  Amortization of goodwill and other intangibles............        718             720
                                                               --------         -------
          Total operating expenses..........................     44,967(c)       31,723
                                                               --------         -------
Operating income............................................     45,801          13,500
Other income (expense)......................................       (499)         (1,213)
                                                               --------         -------
Income before income taxes..................................     45,302          12,287
Provision for income taxes(d)...............................     15,870           4,377
                                                               --------         -------
          Net income........................................   $ 29,432         $ 7,910
                                                               ========         =======
Basic net income per share(e)...............................   $   1.39         $  0.42
                                                               ========         =======
Weighted average basic shares outstanding(e)................     21,214          18,990
                                                               ========         =======
Diluted net income per share(e).............................   $   1.34         $  0.42
                                                               ========         =======
Weighted average diluted shares outstanding(e)..............     21,888          18,990
                                                               ========         =======

----------

(a) Reflects the revenue and cost of goods sold which would have resulted had our dispersion services agreement with Cabot been in effect throughout the periods presented.

(b) Reflects the cost of goods sold which would have resulted had our fumed metal oxide supply agreement with Cabot been in effect throughout the periods presented.

(c) Excludes a one-time charge of $2,113 related to options granted to non-Cabot Microelectronics' employees at the time of our initial public offering and a one-time charge of $1,642 for the accelerated vesting of Cabot Microelectronics' employee incentive compensation and benefits at the time of the spin-off from Cabot.

(d) The effective tax rates derived from our historical income tax expense for the years ended September 30, 2000 and 1999 were applied to determine pro forma income tax expense for the respective periods.

(e) Basic and diluted net income per share for the year ended September 30, 2000 have been calculated using the pro forma 18,990 shares owned by Cabot for the period prior to the initial public offering in the weighted average shares outstanding calculation. Basic and diluted net income per share for the year ended September 30, 1999 have been calculated using the pro forma 18,990 shares owned by Cabot.

    The accompanying notes are an integral part of these pro forma financial statements.

                       CABOT MICROELECTRONICS CORPORATION

                                 BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS:

Current assets:
  Cash and cash equivalents.................................  $  9,971     $    38
  Accounts receivable, less allowance for doubtful accounts
     of $233 at September 30, 2000 and $50 at September 30,
     1999...................................................    30,595      19,888
  Inventories...............................................    14,014       5,269
  Prepaid expenses and other current assets.................     2,752         285
  Deferred income taxes.....................................     1,721         640
                                                              --------     -------
          Total current assets..............................    59,053      26,120
Property, plant and equipment, net..........................    71,873      40,031
Goodwill, net...............................................     1,328       1,610
Other intangible assets, net................................     2,002       2,438
Deferred income taxes.......................................     1,271          75
Other assets................................................       579          --
                                                              --------     -------
          Total assets......................................  $136,106     $70,274
                                                              ========     =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable..........................................  $  9,425     $   995
  Payable to related party..................................     3,545          --
  Accrued expenses and other current liabilities............    11,230       6,780
                                                              --------     -------
          Total current liabilities.........................    24,200       7,775
  Long-term debt............................................     3,500          --
  Deferred income taxes.....................................       160          --
  Deferred compensation.....................................       684         422
                                                              --------     -------
          Total liabilities.................................    28,544       8,197
Commitments and contingencies (Note 19)
Stockholders' equity:
  Common stock:
     Authorized: 200,000,000 shares, $0.001 par value
     Issued and outstanding: 23,590,293 shares in 2000, no
      shares issued in 1999.................................  $     24     $    --
Capital in excess of par value of common stock..............    88,290          --
Division equity.............................................        --      46,629
Retained earnings...........................................    18,538      16,714
Accumulated other comprehensive income......................       792         974
Unearned compensation.......................................       (82)     (2,240)
                                                              --------     -------
          Total stockholders' equity........................   107,562      62,077
                                                              --------     -------
          Total liabilities and stockholders' equity........  $136,106     $70,274
                                                              ========     =======

   The accompanying notes are an integral part of these financial statements.

                       CABOT MICROELECTRONICS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                                2000       1999      1998
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 30,502   $ 12,280   $ 4,237
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     4,891      2,777     2,208
     Non-Cabot Microelectronics employee stock options......     2,113         --        --
     Noncash compensation expense...........................     2,338        900       449
     Provision for inventory writedown......................       434        130       140
     Deferred income tax expense............................    (2,117)      (215)     (143)
     Loss on disposal of property, plant and equipment......        85        141        30
  Changes in operating assets and liabilities:
     Accounts receivable....................................   (10,994)   (10,616)   (3,213)
     Inventories............................................    (8,865)       646    (3,246)
     Prepaid expenses and other current assets..............    (2,458)      (143)     (139)
     Other noncurrent assets................................      (579)        --        --
     Accounts payable.......................................     8,532         74       290
     Payable to related party...............................     3,545         --        --
     Accrued expenses and current liabilities...............     4,181      2,787     1,600
     Deferred compensation..................................       262        189       114
                                                              --------   --------   -------
Net cash provided by operating activities...................    31,870      8,950     2,327
                                                              --------   --------   -------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (38,923)   (17,194)   (9,313)
  Proceeds from the sale of property, plant and equipment...     1,675         65         3
                                                              --------   --------   -------
Net cash provided by investing activities...................   (37,248)   (17,129)   (9,310)
                                                              --------   --------   -------
Cash flows from financing activities:
  Proceeds from the issuance of long term debt..............    17,000         --        --
  Repayments of long term debt..............................   (13,500)        --        --
  Net capital contributed by Cabot..........................    10,070      8,067     6,822
  Net proceeds from issuance of stock.......................    82,765         --        --
  Dividends paid to Cabot...................................   (81,300)        --        --
  Net proceeds from stockholder.............................       124         --        --
                                                              --------   --------   -------
Net cash provided by financing activities...................    15,159      8,067     6,822
                                                              --------   --------   -------
Effect of exchange rate changes on cash.....................       152        112       194
                                                              --------   --------   -------
Increase in cash............................................     9,933         --        33
Cash and cash equivalents at beginning of period............        38         38         5
                                                              --------   --------   -------
Cash and cash equivalents at end of period..................  $  9,971   $     38   $    38
                                                              ========   ========   =======
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $ 11,448   $     --   $    --
  Cash paid for interest....................................       350         --        --
Supplemental disclosure of non-cash financing activities:
  Issuance of restricted stock..............................  $    123   $     --   $    --

   The accompanying notes are an integral part of these financial statements.

                       CABOT MICROELECTRONICS CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           ACCUMULATED
                                                      COMMON        CAPITAL                   OTHER
                                        PARENT     STOCK, $0.001   IN EXCESS   RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                      INVESTMENT     PAR VALUE      OF PAR     EARNINGS      INCOME          INCOME
                                      ----------   -------------   ---------   --------   -------------   -------------
                                                                       (IN THOUSANDS)
BALANCE AT SEPTEMBER 30, 1997.......   $ 28,812                                $    197       $  76
Capital contribution from Cabot
  Corporation.......................      6,822
Issuance of Cabot Corporation
  restricted stock under employee
  compensation plans................        878
Amortization of deferred
  compensation......................
Net income..........................                                              4,237                      $ 4,237
Foreign currency translation
  adjustment........................                                                             96               96
                                                                                                             -------
        Total comprehensive
          income....................                                                                         $ 4,333
                                                                                                             =======
                                       --------         ---        --------    --------       -----
BALANCE AT SEPTEMBER 30, 1998.......     36,512                                   4,434         172
Capital contribution from Cabot
  Corporation.......................      8,067
Issuance of Cabot Corporation
  restricted stock under employee
  compensation plans................      2,050
Amortization of deferred
  compensation......................
Net income..........................                                             12,280                      $12,280
Foreign currency translation
  adjustment........................                                                            802              802
                                                                                                             -------
        Total comprehensive
          income....................                                                                         $13,082
                                                                                                             =======
                                       --------         ---        --------    --------       -----
BALANCE AT SEPTEMBER 30, 1999.......     46,629                                  16,714         974
Capital contribution from Cabot
  Corporation.......................      6,900                       2,225
Capitalization of Cabot
  Microelectronics..................    (53,586)         19          53,567
Dividend paid to Cabot
  Corporation.......................                                (52,622)    (28,678)
Proceeds from initial public
  offering (net)....................                      5          82,760
Issuance of stock options to
  non-Cabot Microelectronics
  employees.........................                                  2,113
Issuance of Cabot Corporation
  restricted stock under employee
  compensation plans................         57
Amortization of deferred
  compensation......................
Issuance of Cabot Microelectronics
  restricted stock under employee
  compensation plans................                                    123
Amortization of unearned
  compensation on restricted
  stock.............................
Accelerated vesting of Cabot
  restricted stock under deferred
  compensation plan.................
Proceeds from stockholder...........                                    124
Net income..........................                                             30,502                      $30,502
Foreign currency translation
  adjustment........................                                                           (182)            (182)
                                                                                                             -------
        Total comprehensive
          income....................                                                                         $30,320
                                                                                                             =======
                                       --------         ---        --------    --------       -----
BALANCE AT SEPTEMBER 30, 2000.......   $     --         $24        $ 88,290    $ 18,538       $ 792
                                       ========         ===        ========    ========       =====


                                        UNEARNED
                                      COMPENSATION    TOTAL
                                      ------------   --------
                                          (IN THOUSANDS)
BALANCE AT SEPTEMBER 30, 1997.......    $  (661)     $ 28,424
Capital contribution from Cabot
  Corporation.......................                    6,822
Issuance of Cabot Corporation
  restricted stock under employee
  compensation plans................       (878)           --
Amortization of deferred
  compensation......................        449           449
Net income..........................
Foreign currency translation
  adjustment........................
        Total comprehensive
          income....................                    4,333
                                        -------      --------
BALANCE AT SEPTEMBER 30, 1998.......     (1,090)       40,028
Capital contribution from Cabot
  Corporation.......................                    8,067
Issuance of Cabot Corporation
  restricted stock under employee
  compensation plans................     (2,050)           --
Amortization of deferred
  compensation......................        900           900
Net income..........................
Foreign currency translation
  adjustment........................
        Total comprehensive
          income....................                   13,082
                                        -------      --------
BALANCE AT SEPTEMBER 30, 1999.......     (2,240)       62,077
Capital contribution from Cabot
  Corporation.......................                    9,125
Capitalization of Cabot
  Microelectronics..................                       --
Dividend paid to Cabot
  Corporation.......................                  (81,300)
Proceeds from initial public
  offering (net)....................                   82,765
Issuance of stock options to
  non-Cabot Microelectronics
  employees.........................                    2,113
Issuance of Cabot Corporation
  restricted stock under employee
  compensation plans................        (57)           --
Amortization of deferred
  compensation......................      1,180         1,180
Issuance of Cabot Microelectronics
  restricted stock under employee
  compensation plans................       (123)           --
Amortization of unearned
  compensation on restricted
  stock.............................         41            41
Accelerated vesting of Cabot
  restricted stock under deferred
  compensation plan.................      1,117         1,117
Proceeds from stockholder...........                      124
Net income..........................
Foreign currency translation
  adjustment........................
        Total comprehensive
          income....................                   30,320
                                        -------      --------
BALANCE AT SEPTEMBER 30, 2000.......    $   (82)     $107,562
                                        =======      ========

   The accompanying notes are an integral part of these financial statements.

                       CABOT MICROELECTRONICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BACKGROUND AND BASIS OF PRESENTATION

     We are the leading supplier of high performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices, within a process called chemical mechanical planarization ("CMP"). We believe that we supply approximately 80% of the slurries sold to IC device manufacturers worldwide. CMP is a polishing process used by IC device manufacturers to planarize many of the multiple layers of material that are built upon silicon wafers to produce advanced devices.

     The financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics," "the Company," "us," "we," or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. Our financial statements reflect the historical results of operations, financial position and cash flows of Cabot Microelectronics, which prior to the initial public offering and spin-off discussed in Note 2, operated as a division and subsidiary (incorporated October, 1999) of Cabot Corporation ("Cabot").

     The balance sheets have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to Cabot Microelectronics. The statements of income include all revenue and costs attributable to Cabot Microelectronics, including an allocation from Cabot of employee benefits and costs of shared services (including legal, finance, human resources, information systems, corporate office, and safety, health and environmental expenses). These costs are allocated to Cabot Microelectronics based on criteria that management believes to be equitable, such as Cabot Microelectronics' revenue, headcount, or actual utilization in proportion to Cabot's revenue, headcount, or actual utilization. Management believes this provides a reasonable estimate of the costs attributable to Cabot Microelectronics. For the years ended September 30, 2000, 1999 and 1998, such allocated costs amounted to $5,728, $5,716 and $3,917, respectively. Allocated costs may not necessarily be indicative of the costs that would have been incurred by Cabot Microelectronics on a stand-alone basis.

2. SEPARATION FROM CABOT CORPORATION

     In July 1999, Cabot announced its plans to create an independent publicly-traded company, Cabot Microelectronics, comprised of its Microelectronics Materials Division. Cabot Microelectronics, which was incorporated in October 1999, completed its initial public offering in April 2000 ("initial public offering"), receiving net proceeds of $82,765, after deducting underwriting commissions and offering expenses, from the sale of 4,600,000 shares of common stock. Following the completion of the initial public offering, Cabot owned approximately 80.5% of Cabot Microelectronics' outstanding common stock. Cabot Microelectronics has paid Cabot aggregate dividends of $81,300, of which $17,000 was paid from borrowings under a term credit facility prior to the initial public offering and $64,300 was paid with proceeds from the initial public offering.

     On September 29, 2000, Cabot effected the spin-off ("spin-off"), of Cabot Microelectronics by distributing 0.280473721 shares of Cabot Microelectronics common stock as a dividend on each outstanding share of Cabot common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of Cabot Microelectronics common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     We consider investments in all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                       CABOT MICROELECTRONICS CORPORATION

  Inventories

     Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Finished goods and work in process inventories include material, labor and manufacturing overhead costs.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Buildings..............................................   20-25 years
Machinery and equipment................................    5-10 years
Furniture and fixtures.................................    5-10 years
Information systems....................................     3-5 years

     Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized and depreciated over the remaining useful lives. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets were acquired in connection with a July 1995 purchase of selected assets (see Note 5). Other intangible assets consist of trade secrets and know-how, distribution rights, customer lists and workforce in place. Goodwill and other intangible assets are amortized on the straight-line basis over their estimated useful lives.

  Impairment of Long-Lived Assets

     Cabot Microelectronics reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis. We believe that no material impairment exists at September 30, 2000.

  Foreign Currency Translation

     Our operations in Europe and Asia operate primarily using the local currency. Accordingly, all assets and liabilities of these operations are translated using exchange rates in effect at the end of the year, and revenue and costs are translated using weighted average exchange rates for the year. The related translation adjustments are reported in Comprehensive Income in stockholders' equity. Gains and losses resulting from foreign currency transactions are recorded in the statements of income for all periods presented.

  Foreign Exchange Management

     As of September 30, 2000, we had one foreign exchange forward contract of $14.2 million outstanding in which we sold the Japanese yen forward relating to customer accounts receivable. As of September 30, 2000 we recognized a gain of $255 related to this forward contract. The contract expired in October 2000. We did not enter into any forward exchange contracts during fiscal year 1999. In fiscal 1998, we used forward exchange contracts solely to hedge firm commitments denominated in Japanese Yen associated with the construction of our Japan plant. The terms of the currency instrument used to hedge this exposure were consistent with the timing of the committed hedged transaction. The gains and losses on the forward exchange

                       CABOT MICROELECTRONICS CORPORATION
contracts that were designated as hedges of the firm commitment associated with the construction of our Japan plant were deferred and capitalized as part of the cost of the plant. During fiscal 1998, we had a $699 loss on these forward exchange contracts. Cash flows from these forward exchange contracts have been included in additions to property, plant and equipment in the statement of cash flows. The purpose of our foreign currency management activity is to protect Cabot Microelectronics from the risk that eventual cash flow requirements from significant foreign currency commitments may be adversely affected by changes in exchange rates. We do not currently use derivative financial instruments for trading or speculative purposes.

  Fair Values of Financial Instruments

     The recorded amounts of cash, accounts receivable, accounts payable and long-term debt approximate their fair values.

  Concentration of Credit Risk

     Financial instruments that subject Cabot Microelectronics to concentrations of credit risk consist principally of accounts receivable. Cabot Microelectronics performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral to secure accounts receivable. Cabot Microelectronics' exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry. Cabot Microelectronics historically has not experienced losses relating to accounts receivables from individual customers or groups of customers and maintains an allowance for doubtful accounts based on an assessment of the collectibility of such accounts.

     At September 30, 2000, three customers accounted for 48.0% of net accounts receivable. At September 30, 1999, three customers accounted for 41.0% of net accounts receivable. At September 30, 1998, one customer accounted for 40.2% of net accounts receivable.

     Revenue from customers who represented more than 10% of revenue were as follows:

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
Customer A..................................................   15%    22%    38%
Customer B..................................................   11%    10%    12%
Customer C..................................................   17%    15%    --

     Customers B and C in the above table are distributors.

  Revenue Recognition

     Revenue is recognized upon completion of delivery obligations, provided acceptance and collectibility are reasonably assured. A provision for the estimated warranty cost is recorded at the time revenue is recognized based on our historical experience.

     Cabot Microelectronics manufactures certain dispersions which are sold to Cabot at cost. These sales are disclosed as revenue from related party in the statements of income. Cabot and Cabot Microelectronics have entered into a dispersion services agreement, effective upon the closing date of the initial public offering, which provides for dispersions to be sold to Cabot at cost plus a margin. Under this agreement, Cabot supplies to us the fumed metal oxide raw materials for these dispersions at no cost. Accordingly, the cost of these fumed metal oxides will not be included in revenue or cost of goods sold (see Note 4). Had the dispersion services agreement been effective for the entire year ended September 30, 2000, and the years ended September 30, 1999 and 1998, pro forma unaudited revenue from related party would have been $2,236, $1,994 and $1,360, respectively.

                       CABOT MICROELECTRONICS CORPORATION

  Cost of Goods Sold

     We have historically purchased all of our fumed metal oxides, critical raw materials used in the manufacturing process, from Cabot at Cabot's budgeted standard cost. Purchases of fumed metal oxides from Cabot by us totaled $41,407, $20,310 and $16,273 during fiscal 2000, 1999, and 1998, respectively.

     Cabot Microelectronics entered into a new fumed metal oxide supply agreement with Cabot, effective at the time of the initial public offering, under which we purchase fumed metal oxides at a contractually agreed upon price. Had the purchases of fumed metal oxides that were recorded in external cost of goods sold for the entire year ended September 30, 2000 and the years ended 1999 and 1998 been at the price specified in the new supply agreement rather than at Cabot's budgeted standard cost of manufacturing, pro forma unaudited external cost of goods sold would have been $87,761, $50,827 and $31,880, respectively.

     Cost of sales made to Cabot is disclosed as cost of goods sold from a related party in the statements of income. Had the dispersion services agreement discussed above been effective for the entire year ended September 30, 2000, and the years ended September 30, 1999 and 1998, pro forma unaudited cost of goods sold from related party would have been $2,043, $1,645 and $1,150, respectively.

  Research and Development

     Research and development costs are expensed as incurred.

  Income Taxes

     Prior to the spin-off Cabot Microelectronics was not a separate taxable entity for federal, state or local income tax purposes. Our operations are included in the consolidated Cabot tax returns. An income tax provision has been calculated on a separate return basis.

     Deferred income taxes are determined based on the estimated future tax effects or differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Provisions are made for the U.S. income tax liability and additional non-U.S. taxes.

  Stock Based Compensation

     Cabot Microelectronics participated in Cabot's stock-based compensation plans up until the September, 2000 spin-off. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Cabot Microelectronics discloses the summary of pro forma effects to reported net income for fiscal 2000, as if we had elected to recognize compensation cost based on the fair value of the options and restricted stock granted by Cabot to employees of Cabot Microelectronics as prescribed by SFAS 123.

  Earnings Per Share

     For the year ended September 30, 2000, basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period, and diluted earnings per share is calculated based on the weighted average of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. The calculation of weighted average shares outstanding includes the pro forma 18,989,744 shares that were owned by Cabot prior to the closing of our initial public offering.

     Basic and diluted net income per share for the year ended September 30, 1999 have been calculated using the pro forma 18,989,744 shares that were owned by Cabot. These shares take into consideration a 18,989,744 to 1 stock split which occurred subsequent to March 31, 2000, but prior to the completion of the initial public

                       CABOT MICROELECTRONICS CORPORATION
offering. Earnings per share figures prior to the year ended September 30, 1999 are not presented in the accompanying financial statements as such amounts are not considered meaningful.

  Comprehensive Income

     We have implemented SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"), effective October 1, 1998. This standard requires us to report the total changes in Stockholders Equity that do not result directly from transactions with stockholders, including those which do not affect retained earnings. Other comprehensive income recorded is solely comprised of accumulated foreign currency translation adjustments, net of related tax effects.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

  Effects of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and the corresponding gains and losses be reported either in the statement of income or as a component of comprehensive income, depending on the type of hedging relationship that exists. The effective date of this statement was delayed in June 1999 through the issuance of Statement of Financial Accounting Standards No. 137 ("SFAS 137"). The effective date has been extended to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), which amends Statement 133 to ease implementation difficulties. Management is evaluating the effect that adoption of SFAS 133, as amended, will have on the Company's financial statements. Given our current limited use of derivatives, we do not expect the impact of SFAS 133, as amended, to be significant.

     In December 1999, the SEC released Statement of Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Cabot Microelectronics Corporation is required to be in conformity with the provisions of SAB 101 no later than July 1, 2001 and we do not expect a material change in our financial condition or results of operations as a result of SAB 101.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of the Accounting Principles Board Opinion No. 25 ("APB No. 25"). This interpretation clarifies the definition of an employee for purposes of applying APB No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective on July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. During fiscal 2000, the company adopted the provisions of FIN No. 44 and the effects are reflected in the financial statements.

                       CABOT MICROELECTRONICS CORPORATION

4. ARRANGEMENTS WITH CABOT CORPORATION

     Cabot Microelectronics' relationship with Cabot following the initial public offering and spin-off are governed by the following agreements:

  Fumed Metal Oxide Supply Agreement

     We have entered into a fumed metal oxide supply agreement with Cabot that became effective upon the closing of the initial public offering. Cabot continues to be the exclusive supplier of fumed metal oxides, including fumed silica, for our existing slurry products. The agreement provides for a fixed annual increase in the price of fumed silica of approximately 2% and additional increases if Cabot's raw material costs increase. The agreement contains provisions requiring Cabot to supply us with fumed silica in specified volumes. We are obligated to purchase at least 90% of the six-month volume forecast and must pay damages to Cabot if we purchase less than that amount. In addition, we are obligated to pay all reasonable costs incurred by Cabot to provide quality control testing at levels greater than that which Cabot provides to other customers. Under the agreement, Cabot will also supply fumed alumina on terms generally similar to those described above. Cabot is not permitted to sell fumed metal oxides to third parties for use in CMP applications.

     Under the agreement, Cabot warrants that its products will meet our agreed upon product specifications. Cabot will be obligated to replace noncompliant products with products that meet the agreed upon specifications. The agreement also provides that any change to product specifications for fumed metal oxides must be by mutual agreement. Any increased costs due to product specification changes will be paid by us.

     Historically, we did not provide detailed product specifications to Cabot and we had the ability to return products that met specifications. Under the new agreement, we will provide detailed specifications but our ability to return products may be limited.

     The agreement has an initial term that expires in June 2005 and may be terminated thereafter by either party on June 30 or December 31 in any year upon 18 months prior written notice.

  Dispersion Services Agreement

     We have entered into a dispersion services agreement with Cabot that became effective upon the closing of the initial public offering. We continue to provide fumed metal oxide dispersion services to Cabot, including the manufacturing, packaging and testing of the dispersions. Under the agreement, Cabot supplies us with the fumed metal oxide particles necessary for the manufacture of the dispersions. The pricing of the dispersion services is determined on a cost-plus basis. Our obligation to provide Cabot with dispersions is limited to certain maximum volumes and Cabot is obligated to supply to us certain forecasts of their expected dispersion purchases. Cabot agrees not to engage any third party other than Davies to provide dispersion services unless we are unable to supply the requested or agreed-upon services. The agreement has an initial term that expires in June 2005 and may be terminated by either party on June 30 or December 31 in any year upon 18 months prior notice.

  Facilities Lease Arrangements

     Beginning in March 2000, we began subleasing from Cabot the land and building space located in Barry, Wales that we have utilized in the past. These assets, with a carrying value of approximately $0.8 million as of the date of the initial public offering, have been included in the property, plant and equipment balance in the financial statements for the fiscal years ended September 30, 1999 and 1998. As noted below under the caption "Master Separation Agreement," these assets were not transferred to Cabot Microelectronics and accordingly, have not been included in our balance sheet at September 30, 2000. The lease will expire after ten years, subject to earlier termination under certain circumstances.

                       CABOT MICROELECTRONICS CORPORATION

  Master Separation Agreement

     We have entered into a master separation agreement with Cabot that provides for the transfer of the legal ownership of substantially all of the assets and liabilities of the former Microelectronics Materials Division to Cabot Microelectronics. However, the land and building located in Barry, Wales were not transferred to us as discussed above under the caption "Facilities Lease Arrangements".

     Cabot Microelectronics has assumed all liabilities and obligations of Cabot relating to or arising out of our business operations any time on or before the date of the transfer of the former division's business operations to Cabot Microelectronics other than various excluded liabilities.

     Under the master separation agreement, Cabot has transferred intellectual property rights related solely to the business conducted by us, including patents, copyrights, trademarks, technology and know-how and licenses and other rights concerning third party technology and intellectual property.

     Cabot Microelectronics has agreed to indemnify Cabot against any losses or actions arising out of or in connection with the liabilities assumed by Cabot Microelectronics as part of the separation, including any liabilities arising out of the current litigation with Rodel (Note 19) and the conduct of Cabot Microelectronics' business and affairs after the separation date. The Master Separation Agreement also provides that Cabot would continue to defend the lawsuits instituted by Rodel against Cabot until Cabot Microelectronics notifies Cabot that it will assume defense of the lawsuits, which it did in October, 2000.

  Trademark License Agreement

     We have entered into a trademark license agreement with Cabot that governs our use of various trademarks used in our core business. Under the agreement, Cabot has granted a worldwide royalty-free license to use the trademarks in connection with the manufacture, sale or distribution of products related to our business and we agreed to refrain from various actions that could interfere with Cabot's ownership of the trademarks. The agreement also provides that our license to use the trademarks may be terminated for various reasons, including discontinued use of the trademarks, breach of the agreement, or a change in control of Cabot Microelectronics.

  Confidential Disclosure and License Agreement

     We have entered into a confidential disclosure and license agreement with respect to confidential and proprietary information, intellectual property and certain other matters. Cabot has granted a fully paid, world-wide non-exclusive license to us for Cabot's copyrights, patents and technology that were used by Cabot in connection with our activities prior to the separation from Cabot. We have granted to Cabot a fully paid, world-wide, non-exclusive license to copyrights, patents and technologies that are among the assets transferred to us under the master separation agreement and that would be infringed by the manufacture, treatment, processing, handling, marketing, sale or use of any products or services sold by Cabot for applications other than CMP.

     In addition, Cabot has assigned an undivided one-half interest in various patents, copyrights and technology that relate to dispersion technology, which are owned by Cabot and used in Cabot's dispersion business and our business. Any costs, taxes or other fees related to the assignments and transfers of intellectual property will generally be paid by us.

  Tax-Sharing and Tax Reporting and Cooperation Agreements

     Cabot Microelectronics will be included in Cabot Corporation's consolidated federal income tax group through the fiscal year ended September 30, 2000 as Cabot beneficially owned at least 80% of the total voting power and value of our outstanding common stock. Cabot Microelectronics and Cabot entered into a tax-

                       CABOT MICROELECTRONICS CORPORATION
sharing agreement pursuant to which Cabot Microelectronics and Cabot will make payments between them to achieve the same effects as if Cabot Microelectronics were to file separate federal, state and local income tax returns. Under the terms of the tax-sharing agreement, Cabot is required to make any payment to us for the use of our tax attributes that arose prior to the spin-off until such time as we would otherwise be able to utilize such attributes. Each member of Cabot's consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax-sharing agreement allocates tax liabilities between Cabot Microelectronics and Cabot, during the period in which we are included in Cabot's consolidated group, we could be liable in the event that any federal tax liability is incurred, but not discharged, by any other member of Cabot's consolidated group. Cabot Microelectronics will indemnify Cabot in the event that the spin-off is not tax free to Cabot as a result of various actions taken by or with respect to Cabot Microelectronics or our failure to take various actions.

     Further, as of September 29, 2000 Cabot Microelectronics and Cabot entered into a tax reporting and cooperation agreement that clarifies certain additional tax matters not specifically addressed by the Internal Revenue Service Private Letter Ruling and the Tax Sharing Agreement. Pursuant to the agreement, and subject to relevant tax regulation, Cabot Microelectronics will claim the benefit of all tax deductions resulting from the awards granted to either Cabot or Cabot Microelectronics employees under the Cabot Microelectronics 2000 Equity Incentive Plan. Cabot Microelectronics is also responsible for collecting and remitting all required taxes and paying all employer taxes related to these awards.

     Cabot is responsible for collecting and remitting all required taxes and paying all employer taxes related to the vesting of Cabot restricted stock awards granted to Cabot Microelectronics employees. Cabot Microelectronics is entitled to the benefit of all tax deductions and will reimburse Cabot for all employer taxes related to Cabot restricted stock awards to Cabot Microelectronics employees.

     Cabot will receive the benefit of all tax deductions and is responsible for all employment taxes resulting from the vesting of Cabot Microelectronics stock received by employees of Cabot in the distribution, who held restricted Cabot stock.

 Employee Matters Agreement

     Cabot Microelectronics and Cabot have entered into an employee matters agreement under which we will, with certain exceptions, be solely responsible for the compensation and benefits of our employees who are former employees of Cabot. The principal exception is the retirement benefits for employees of Cabot Microelectronics. Cabot's tax-qualified retirement plans retain all assets and liabilities relating to our employees who are former employees of Cabot (subject to any distributions from the plans that are required or permitted by the plans and applicable law). Under the agreement, equity awards granted to our employees under Cabot's equity incentive plans could be converted into equity awards of Cabot Microelectronics at the time of the spin-off.

 Guarantee of Employee Loans

     As of September 29, 2000, Cabot fully vested the restricted shares of Cabot common stock awarded to the Cabot Microelectronics' employees in conjunction with the Cabot Long Term Incentive Program. As a result of the immediate vesting, all employee loans from Cabot associated with the restricted stock came due. Cabot agreed to extend the maturity date of the loans to December 29, 2000, in consideration of our guaranteeing the repayment of the loans. As a result, we have guaranteed employee loan obligations totaling $1,235 at an interest rate of 6.0%. If the loans are not repaid as of December 29, 2000, we will be required to remit to Cabot the remaining outstanding loan balance including interest.

                       CABOT MICROELECTRONICS CORPORATION

 Extension of Management Services Agreement

     As of April 2000, we entered into a management services agreement with Cabot pursuant to which Cabot provided certain administrative and corporate support services to us on an interim or transitional basis until the spin-off. Cabot charged us for all costs incurred to provide these services.

     On September 29, 2000 we entered into an Extension of Management Services Agreement with Cabot to extend the term for certain safety, health, and environmental, and information technology, services to be provided, pursuant to terms of the original Management Services Agreement. All terms of the agreement apply to services provided through March 30, 2001. Cabot is entitled to charge a reasonable profit for information technology services performed after March 30, 2001.

5. ACQUISITION OF SELECTED ASSETS

     On July 3, 1995, we acquired selected assets used or created in connection with the development and sale of polishing slurries. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price of $9,800 was allocated to the net assets acquired based on their estimated fair values. Identifiable intangible assets, consisting primarily of trade secrets and know-how, distribution rights, customer lists and workforce in place, were valued at $4,300 and are being amortized on a straight-line basis over their estimated useful lives of 7-10 years. The excess of purchase price over the fair value of the net assets acquired (goodwill) was approximately $2,800, and is being amortized on a straight-line basis over ten years. Accumulated amortization of goodwill and other intangible assets as of September 30, 2000, 1999 and 1998 was $3,770, $3,052 and $2,332, respectively. In addition to the purchase price, we also make contingent payments in the amount of 2.5% of total slurry revenue through June 30, 2002. These payments are recorded and paid on a monthly basis and are included in cost of goods sold.

6. INVENTORIES

     Inventories consisted of the following:

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
Raw materials...............................................  $ 9,139   $3,297
Work in process.............................................       28       73
Finished goods..............................................    4,847    1,899
                                                              -------   ------
          Total.............................................  $14,014   $5,269
                                                              =======   ======

                       CABOT MICROELECTRONICS CORPORATION

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Land........................................................  $10,541   $ 4,168
Buildings...................................................   30,935    21,448
Machinery and equipment.....................................   34,479    15,350
Furniture and fixtures......................................    1,690       939
Information systems.........................................      732       374
Construction in progress....................................    2,377     2,778
                                                              -------   -------
Total property, plant and equipment.........................   80,754    45,057
Less: accumulated depreciation..............................   (8,881)   (5,026)
                                                              -------   -------
Net property, plant and equipment...........................  $71,873   $40,031
                                                              =======   =======

     Depreciation expense was $4,174, $2,057 and $1,488 for the years ended September 30, 2000, 1999 and 1998, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following:

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
Raw material accruals.......................................  $   663   $1,265
Accrued compensation........................................    4,673    1,568
Warranty accrual............................................      773      891
Fixed asset accrual.........................................    2,133      712
Other.......................................................    2,988    2,344
                                                              -------   ------
          Total.............................................  $11,230   $6,780
                                                              =======   ======

9. LONG-TERM DEBT

     At September 30, 2000 debt was comprised of an unsecured term loan in the amount of $3,500 funded on the basis of the State of Illinois State Treasurer's Economic Program which is due on June 1, 2005 and incurs interest at an annual rate of 6.37%. We originally borrowed $17,000 under a term credit facility and paid the proceeds of this borrowing to Cabot as a dividend. The original debt was comprised of a term loan in the amount of $13,500 and the $3,500 term loan referred to above. During the third quarter of 2000, Cabot Microelectronics repaid the $13,500 term loan and subsequent to June 30, 2000, this term loan was converted to a revolving line of credit of $8,500.

     We have a $25,000 unsecured revolving credit facility which terminates in March 29, 2003. Interest is incurred at either the institutions base rate or the LIBOR rate plus an applicable margin. We also have a $8,500 revolving line of credit which terminates in June 1, 2003. Interest is incurred at either the institutions base rate or the Eurodollar rate plus an applicable margin. Loans under both facilities will be used primarily for general corporate purposes, including working capital and capital expenditures. No amounts were outstanding under either agreement at September 30, 2000.

                       CABOT MICROELECTRONICS CORPORATION

10. DEFERRED COMPENSATION

     Under the Cabot Supplemental Employee Retirement Plan, certain officers and employees of Cabot Microelectronics elected to defer certain percentages of their compensation to future periods. Amounts deferred at September 30, 2000, 1999 and 1998 were $684, $422, and $233, respectively.

11. JOINT DEVELOPMENT AGREEMENT

     In September 1998, Cabot Microelectronics entered into a three-year joint development agreement with a customer in the semiconductor industry. Under the agreement, we provide the customer with CMP slurries of up to $3,000 over a three-year period in exchange for the use of CMP equipment provided by the customer. The arrangement was accounted for as a nonmonetary transaction in accordance with APB No. 29 "Accounting for Nonmonetary Transactions." The CMP equipment was accounted for as an operating lease in accordance with SFAS No. 13, "Accounting for Leases." The cost of leasing the CMP equipment was valued based upon the slurries that the customer is entitled to receive over the three-year period. Total revenue and lease expense recognized under this agreement were $637 and $1,000, respectively, for the year ended September 30, 2000. Deferred revenue of $363 was recorded as of September 30, 2000.

12. PENSION PLANS AND POSTRETIREMENT BENEFITS

     Cabot Microelectronics' employees participated in the following Cabot sponsored pension and postretirement plans through April 30, 2000 and September 29, 2000, respectively.

     - Noncontributory defined benefit pension plan including the Cabot Cash Balance Plan ("CBP"), a defined benefit pension plan, and the Cabot Employee Stock Ownership Plan ("ESOP"); and

     - Cabot's postretirement plan, providing certain healthcare and life insurance benefits to retired employees.

     Those Cabot employees who accepted employment with Cabot Microelectronics terminated employment with Cabot on September 29, 2000, but maintained their vested and unvested rights in the above mentioned plans. Cabot allocated periodic benefit costs (income) to Cabot Microelectronics as follows:

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
Pension (CBP)...............................................  $(86)  $61    $96
Employee Stock Ownership Plan (ESOP)........................    70    99     90
Postretirement benefit costs................................    75    99     81

     Because our employees were only eligible to participate in the Cabot pension plans through April 30, 2000, we incurred a one-time charge in September 2000 for the accelerated vesting charges associated with the spin-off of $150 and $175 for the Cash Balance Plan and Employee Stock Ownership Plan, respectively.

13. SAVINGS PLAN AND OTHER INCENTIVE COMPENSATION PLANS

     Cabot sponsors a profit sharing and savings plan called the Cabot Retirement Incentive Savings Plan ("CRISP"), in which substantially all of Cabot Microelectronics' domestic employees were eligible to participate, and under which Cabot makes matching contributions of at least 75% of a participant's contribution up to 7.5% of the participant's eligible compensation, subject to limitations required by government laws or regulations. Contributions to the CRISP on behalf of employees of Cabot Microelectronics were $527, $385 and $258 during fiscal 2000, 1999, and 1998, respectively. Accelerated vesting costs of $200 were also incurred due to the spin-off. On September 29, 2000, all of our employees were terminated

                       CABOT MICROELECTRONICS CORPORATION
from Cabot Corporation. Employees could rollover their balance, take a distribution, or other action as defined by the CRISP.

  Defined Contribution Plan

     Effective May 1, 2000, the Company adopted the Cabot Microelectronics Corporation 401(k) Plan (the "401k Plan") covering substantially all eligible employees meeting certain minimum age and eligibility requirements, as defined by the plan. Participants may make elective contributions up to 12% of their eligible salary. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The 401(k) Plan provides for matching and fixed nonelective contributions by the Company. Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant's eligible compensation and 50% of the next two percent of the participant's eligible compensation, subject to limitations required by government laws or regulations. Under the 401(k) Plan, all employees, even non-participants, will receive a matching contribution by the Company in an amount equal to 4% of compensation. Participants and employees are 100% vested in all Company matching contributions. The Company's expense for the defined contribution plan totaled $320 for the period ending September 30, 2000.

  Supplemental Employee Retirement Plan

     Effective May 1, 2000, we adopted the Cabot Microelectronics Corporation Supplemental Employee Retirement Plan ("SERP") covering all eligible employees as defined by the SERP. The purpose of the SERP is to provide for the deferral of compensation to certain members of the Company's management team or highly compensated employees as defined under the provision of the Employee Retirement Income Security Act ("ERISA") of 1974. Under the SERP, the Company contributes up to 4% of their eligible compensation. All amounts contributed by the Company and earnings on these contributions are fully vested at all times. The Company's expense for the SERP was immaterial for the period ending September 30, 2000.

14. EMPLOYEE STOCK PURCHASE PLAN

     In March 2000, Cabot Microelectronics adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP allows all full or part-time employees of Cabot Microelectronics to purchase shares of our common stock through payroll deductions. Participants can contribute between 1% and 10% of their compensation. The shares are purchased at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. In March 2000, 475,000 shares of common stock were authorized to be purchased under the ESPP. No shares were issued through the ESPP during fiscal 2000.

15. EQUITY INCENTIVE PLANS -- CABOT CORPORATION

     Cabot sponsors an Equity Incentive Plan for key employees under which participants may be granted various types of stock-based awards. Awards under the 1996 plan made as part of Cabot's Long-Term Incentive Program, which constitutes a significant portion of the awards made under this plan, consist of restricted stock and non-qualified stock options. Restricted stock could be purchased at a price equal to 40% of the fair market value on the date of the award or nonqualified stock options exercisable at the fair market value of Cabot's common stock on the date of the award. Variations of the restricted stock awards were made to international employees in order to try to provide results comparable to U.S. employees. The awards generally vest on the third anniversary of the grant for employees then employed by Cabot, and the options generally expire five years from the date of grant. In November 1998, Cabot's Board of Directors adopted the 1999 Equity Incentive Plan. The 1999 plan was approved by the stockholders of Cabot in March 1999. This plan is similar to the 1996 Equity Incentive Plan with the exception of the purchase price, which was established at a price equal to 30% for the fair market value on the date of the award. A limited number of awards are also available for no consideration under both the 1996 plan and the 1999 plan in lieu of cash

                       CABOT MICROELECTRONICS CORPORATION
compensation. Certain Cabot employees who became employees of Cabot Microelectronics have been granted non-qualified stock options and restricted stock under these plans. Compensation expense, equal to the discount on the restricted stock, is considered unearned and is deferred and recorded as a charge to income over the vesting period. Unearned compensation is recorded as a component of equity.

     In May 1999, Cabot adopted a stock purchase assistance plan whereby Cabot may extend credit to its employees to purchase restricted shares of Cabot common stock awarded under Cabot's 1999 Equity Incentive Plan. Prior to this date, loans were made available to employees by a third party financial institution. On June 30, 1999, Cabot purchased, from the third party financial institution, all such full recourse loans to Cabot employees outstanding as of that date. In light of the spin-off, Cabot Microelectronics guaranteed the repayment of the above mentioned loans to Cabot Corporation (Note 4).

     As of September 29, 2000, all restrictions were lifted on the shares of restricted stock (Note 16) and all stock options were immediately 100% vested. Additionally, Company employees were given the opportunity to exchange their Cabot stock options with Cabot Microelectronics stock options through our Equity Incentive Plan (Note 16 ). These options were exchanged while maintaining the same intrinsic value as required by FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25."

16. EQUITY INCENTIVE PLANS -- CABOT MICROELECTRONICS CORPORATION

     In March 2000, our Board of Directors and Cabot's Board of Directors adopted the Company's 2000 Equity Incentive Plan , which was approved by Cabot as the sole stockholder of Cabot Microelectronics, and was amended by our Board of Directors in September 2000 (the "Plan"). The Board authorized 3,500,000 shares of common stock to be granted under the Plan. Subject to adjustment for stock splits and similar events, the maximum number of shares of common stock that may be issued under the Plan is 3,500,000 shares. The Plan allows for the granting of three types of equity incentive awards: Restricted Stock, Stock Options, and Substitute Awards. According to the Plan, all employees, directors, consultants, and advisors of the Company are eligible for awards under the Plan, which awards will be awarded subject to applicable Award Agreements. The Plan is administered by the Compensation Committee of the Cabot Microelectronics' Board of Directors.

 Restricted Stock

     Under the Plan, employees and non-employees are granted shares of restricted stock at the discretion of the Compensation Committee. According to the Plan, shares of restricted stock may not be sold, assigned, transferred, pledged, or otherwise encumbered or disposed of, except that restricted stock may be pledged as security for the purchase price of the restricted stock. Generally, under our Award Agreement for restricted stock, shares vest over a two-year period with one-third vesting immediately at the date of grant and the remaining vesting over a two-year period. Holders of restricted stock have all the rights of a stockholder, including voting and dividend rights, subject to the above restrictions. In no event shall the Company issue more than 875,000 shares of restricted stock under the Plan.

     In August 2000, we granted 2,500 shares of restricted stock to an employee at $49.25 per share. As stated by the applicable Award Agreement, one-third of the stock was immediately vested with the remaining two-thirds vesting over the next two years. As a result, we recorded unearned compensation of $123 and compensation expense of $41 as of September 30, 2000. At September 30, 2000, 1,667 shares were subject to restrictions, which lapse between August 9, 2001 and August 9, 2002.

                       CABOT MICROELECTRONICS CORPORATION

  Stock Options

     Under the Plan, employees and non-employees may be granted incentive stock options ("ISO") to purchase common stock at not less than the fair value on the date of grant and non-qualified stock options ("NQSO") as determined by the Compensation Committee and set forth in an applicable Award Agreement. The Plan provides that the term of the option is ten years from the initial grant date, but options granted during fiscal 2000 provide for a five year term, with the options vesting over a two-year period, with one-third immediately vesting on the date of grant under the Plan. No more than 1,750,000 ISO shares may be issued.

     In April 2000, we granted stock options to non-Cabot Microelectronics employees. The term of these options is five years from the initial date of grant, but the options were fully vested on the date of grant. We accounted for these grants to non-Cabot Microelectronics employees under the guidance of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation" and, as a result, took a one-time charge of $2.1 million ($1.4 million after tax) at the time of the initial public offering.

     The following tables relate to stock options outstanding as of September 30, 2000:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                STOCK     EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Outstanding at September 30, 1999...........................         --    $   --
  Granted...................................................  1,264,310     20.44
  Exercised.................................................         --        --
  Canceled..................................................     (7,880)    20.00
                                                              ---------    ------
Outstanding at September 30, 2000...........................  1,256,430    $20.44
                                                              =========    ======

                                               OUTSTANDING                   EXERCISABLE
                                   -----------------------------------   --------------------
                                                 WEIGHTED
                                                 AVERAGE      WEIGHTED               WEIGHTED
                                               CONTRACTUAL    AVERAGE                AVERAGE
                                   NUMBER OF       LIFE       EXERCISE    NUMBER     EXERCISE
RANGE OF EXERCISE PRICE             SHARES      (IN YEARS)     PRICE     OF SHARES    PRICE
-----------------------            ---------   ------------   --------   ---------   --------
$20.00...........................  1,237,430       4.4         $20.00     586,483     $20.00
$47.88-$49.25....................     19,000       4.9          49.14       6,333      49.14
                                   ---------                   ------     -------     ------
                                   1,256,430                   $20.44     592,816     $20.31
                                   =========                   ======     =======     ======

     The Company adopted the disclosure requirements of SFAS 123 upon establishing the Plan. As permitted by SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees" with regard to the measurement of compensation cost for options granted. Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option-pricing model:

                                                                   YEAR ENDED
                                                               SEPTEMBER 30, 2000
                                                               ------------------
Pro forma net income........................................        $27,784
Pro forma net income per diluted share......................        $  1.27

     These costs may not be representative of the total effects on pro forma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service

                       CABOT MICROELECTRONICS CORPORATION
period, the vesting period of stock options, timing of additional grants of stock option awards and number of shares granted for future awards.

     The assumptions utilized for calculating the estimated fair value of options granted in accordance with SFAS 123 are as follows:

                                                                   YEAR ENDED
                                                               SEPTEMBER 30, 2000
                                                               ------------------
Annualized dividend yield...................................          0.00%
Risk free rate of return....................................          6.00%
Expected option term (in years).............................             5
Expected volatility.........................................            35%

17. STOCKHOLDERS' EQUITY

  Common Stock

     Each share of common stock entitles the holder to one vote on all matters submitted to a vote of Cabot Microelectronics' stockholders. Common stockholders are entitled to receive ratably the dividends, if any, as may be declared by the Board of Directors. Upon liquidation, dissolution or winding up of Cabot Microelectronics, the common stockholders will be entitled to share, pro ratably, in the distribution of assets available after satisfaction of all liabilities and liquidation preferences of preferred stockholders, if any. On March 24, 2000, the Board of Directors amended our articles of incorporation to increase the number of authorized shares of its common stock to 200,000,000 shares.

  Stock Splits

     In March 2000, the Board of Directors approved an 18,989,744 to 1 stock split pursuant to which all 18,898,744 shares were issued to Cabot Corporation as of the date of the initial public offering.

  Dividends

     Cabot Microelectronics has paid Cabot aggregate dividends of $81.3 million, of which $17.0 million was paid from borrowings under a term credit facility prior to our initial public offering (Note 9) and $64.3 million was paid with proceeds from our initial public offering.

18. INCOME TAXES

     Income before income taxes was as follows:

                                                                 SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           -------   -------   ------
Domestic.................................................  $43,721   $18,655   $6,178
Foreign..................................................    3,227       421      270
                                                           -------   -------   ------
          Total..........................................  $46,948   $19,076   $6,448
                                                           =======   =======   ======

                       CABOT MICROELECTRONICS CORPORATION

     Taxes on income consisted of the following:

                                                                  SEPTEMBER 30,
                                                            -------------------------
                                                             2000      1999     1998
                                                            -------   ------   ------
U.S. federal and state:
  Current.................................................  $17,417   $6,522   $1,953
  Deferred................................................   (2,145)    (234)    (182)
                                                            -------   ------   ------
          Total...........................................  $15,272   $6,288   $1,771
                                                            -------   ------   ------
Foreign:
  Current.................................................  $ 1,146   $  489   $  401
  Deferred................................................       28       19       39
                                                            -------   ------   ------
          Total...........................................    1,174      508      440
                                                            -------   ------   ------
          Total U.S. and foreign..........................  $16,446   $6,796   $2,211
                                                            =======   ======   ======

     The provision for income taxes at our effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                                  SEPTEMBER 30,
                                                            -------------------------
                                                             2000      1999     1998
                                                            -------   ------   ------
Computed tax expense at the federal statutory rate........  $16,432   $6,677   $2,257
U.S. benefits from research and development activities....     (620)    (344)    (367)
State taxes, net of federal effect........................      882      508       58
Impact of foreign taxation at different rates,
  repatriation and
  other...................................................       28      155      354
Foreign sales corporation.................................     (816)    (243)    (118)
Other, net................................................      540       43       27
                                                            -------   ------   ------
Provision for income taxes................................  $16,446   $6,796   $2,211
                                                            =======   ======   ======

     Significant components of deferred income taxes were as follows:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Deferred tax assets:
  Depreciation and amortization.............................  $  453   $  367
  Employee benefits.........................................   2,175    1,118
  Inventory.................................................     177       89
  Product warranty..........................................     188      168
  Accrued legal fees........................................      --      105
  State and local taxes.....................................     217      144
  Deferred tax credits......................................     953       --
  Other, net................................................      60      133
                                                              ------   ------
          Total deferred tax assets.........................  $4,223   $2,124
                                                              ======   ======
Deferred tax liabilities:
  Depreciation and amortization.............................  $1,251   $  827
  Translation adjustment....................................     140      582
                                                              ------   ------
          Total deferred tax liabilities....................  $1,391   $1,409
                                                              ======   ======

                       CABOT MICROELECTRONICS CORPORATION

19. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     Cabot Microelectronics leases certain transportation vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, most of which expire within ten years and may be renewed by us. Rent expense under such arrangements during fiscal 2000, 1999 and 1998 totaled $1,288, $1,439 and $150, respectively.

     Future minimum rental commitments under noncancelable leases as of September 30, 2000 are as follows:

2001.......................................................   $1,307
2002.......................................................      259
2003.......................................................       82
2004.......................................................       28
2005.......................................................        7
2006 and thereafter........................................        1
                                                              ------
                                                              $1,684
                                                              ======

  Other Long-Term Commitments

     We have a long term supply agreement with one of our largest customers designed to provide this customer with specified quantities of polishing slurries at agreed-upon prices. The agreement expires, unless renewed by the parties, as of January 2002.

     We have an agreement with Davies Imperial Coatings, Inc. ("Davies") pursuant to which Davies will perform certain agreed upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest $150 per year in capital improvements or other expenditures to maintain capacity at the Davies dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party.

     We have a long-term agreement with a supplier to provide materials for a new product line under development. We have agreed to purchase minimum amounts of materials per year and to reimburse the supplier for all approved R&D costs related to the materials. The supplier will repay such R&D reimbursements when our material purchases from them reach certain agreed upon levels. The agreement expires in June 2005.

  Contingencies

     In June 1998, one of our major competitors, Rodel Inc., filed a lawsuit against Cabot in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot is infringing United States Patent No. 4,959,113 (entitled "Method and Composition for Polishing Metal Surfaces"), which is owned by an affiliate of Rodel. We refer to this patent as the Roberts patent and this lawsuit as the Roberts lawsuit. Cabot filed an answer and counterclaim seeking dismissal of the Roberts lawsuit with prejudice, a judgment that Cabot is not infringing the Roberts patent and/or that the Roberts patent is invalid, and other relief. Cabot subsequently filed a motion for summary judgment that the Roberts patent is invalid because all of the claims contained in the patent were not sufficiently different under applicable patent law from subject matter contained in previously granted patents, specifically United States Patents Nos. 4,705,566, 4,956,015 and 4,929,257, each of which is owned by a third party not affiliated with Rodel or us. This motion was denied on September 30, 1999 based on the court's finding that there were genuine issues of material fact to be

                       CABOT MICROELECTRONICS CORPORATION
determined at trial. After the ruling on the summary judgment motion, Rodel filed a request for reexamination of the Roberts patent with the United States Patent and Trademark Office (PTO), which was granted on November 12, 1999. On March 28, 2000 the court issued an order staying the Roberts action, which presently is in the discovery stage, pending completion of the reexamination of the Roberts patent by the PTO, which to our knowledge still had not been completed as of December 15, 2000 (in light of the reexamination, on September 29, 2000, the court denied the parties' respective motions to amend and dismiss, with leave to refile subsequent to completion of the reexamination).

     In April 1999, Rodel commenced a second lawsuit against Cabot in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 99-256). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot is infringing two other patents owned by an affiliate of Rodel. These two patents are United States Patent No. 5,391,258 (entitled "Compositions and Methods for Polishing") and United States Patent No. 5,476,606 (entitled "Compositions and Methods for Polishing"). We refer to these patents as the Brancaleoni patents and this lawsuit as the Brancaleoni lawsuit. Cabot has filed an answer and counterclaim to the complaint seeking dismissal of the complaint with prejudice, a judgment that Cabot is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. On September 29, 2000, the court denied Cabot's motion to dismiss, and granted Rodel's leave to amend, the Brancaleoni lawsuit to add Rodel's affiliate that owns the Brancaleoni patent, Rodel Holdings, Inc., as a plaintiff. On October 24, 2000, Rodel and Rodel Holdings filed an amended complaint that added Rodel Holdings as a plaintiff to the Brancaleoni lawsuit. On November 6, 2000, Cabot filed its answer and counterclaim seeking a judgement that Cabot is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. The Brancaleoni lawsuit is presently in the discovery stage. The parties are awaiting the court's decision on their joint request to extend the currently scheduled completion of discovery date of February 25, 2000; a trial date has not yet been scheduled.

     In the Roberts lawsuit, the only product that Rodel to date has alleged infringes the Roberts patent is our W2000 slurry, which is used to polish tungsten and which currently accounts for a significant portion of our total revenue. In the Brancaleoni lawsuit, Rodel and Rodel Holdings have not alleged that any specific product infringes the Brancaleoni patents; instead, Rodel and Rodel Holdings allege that our United States Patent No. 5,858,813 (entitled "Chemical Mechanical Polishing Slurry for Metal Layers and Films" and which relates to a CMP polishing slurry for metal surfaces including, among other things, aluminum and copper) is evidence that Cabot is infringing the Brancaleoni patents through the manufacture and sales of unspecified products. At this stage, we cannot predict whether or to what extent Rodel and/or Rodel Holdings will make specific infringement claims with respect to any of our products other than W2000 in these or any future proceedings. It is possible that Rodel and/or Rodel Holdings will claim that many of our products infringe its patents.

     Although Cabot is the only named defendant in these lawsuits, the defense of which we have assumed and now are controlling, we have agreed to indemnify Cabot for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. While we believe there are meritorious defenses to the pending actions and intend to defend them vigorously, these defenses may not be successful. If Rodel (and/or Rodel Holdings) prevails in either of these cases, we may have to pay damages and, in the future, may be prohibited from producing any products found to infringe or required to pay Rodel (and/or Rodel Holdings) royalty and licensing fees with respect to sales of those products. It is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision has been made in our financial statements.

                       CABOT MICROELECTRONICS CORPORATION

20. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Shares", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                YEAR ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                  2000             1999
                                                             --------------   --------------
                                                             (IN THOUSANDS, EXCEPT FOR SHARE
                                                                 AND PER SHARE AMOUNTS)
Numerator:
  Income available to common shares (numerator)............   $    30,502      $    12,280
                                                              ===========      ===========
Denominator:
  Weighted average common shares...........................    21,214,414       18,989,744
     (Denominator for basic calculation)
  Weighted average effect of dilutive securities:
     Stock based compensation..............................       673,342               --
                                                              -----------      -----------
  Denominator for diluted calculation......................    21,887,756       18,989,744
                                                              ===========      ===========
Earnings per share:
  Basic....................................................   $      1.44      $      0.65
                                                              ===========      ===========
  Diluted..................................................   $      1.39      $      0.65
                                                              ===========      ===========

21. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     Cabot Microelectronics has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which was effective for the fiscal year ended September 30, 1999. We operate predominantly in one industry segment -- the development, manufacture, and sale of CMP slurries.

     Cabot Microelectronics does not classify export sales as foreign sales. Financial information by geographic area was as follows:

                                                                SEPTEMBER 30,
                                                         ----------------------------
                                                           2000      1999      1998
                                                         --------   -------   -------
Revenue:
  United States.......................................   $157,820   $89,666   $55,600
  Europe..............................................      5,755     4,789     3,231
  Asia................................................     17,581     4,235        --
                                                         --------   -------   -------
          Total.......................................   $181,156   $98,690   $58,831
                                                         ========   =======   =======
Property, plant and equipment, net:
  United States.......................................   $ 50,421   $25,324   $17,376
  Europe..............................................      2,147     3,139     2,461
  Asia................................................     19,305    11,568     4,876
                                                         --------   -------   -------
          Total.......................................   $ 71,873   $40,031   $24,713
                                                         ========   =======   =======

SELECTED QUARTERLY OPERATING RESULTS

     The following table presents our unaudited financial information for the eight quarters ended September 30, 2000. This unaudited financial information has been prepared in accordance with generally accepted accounting principles applied on a basis consistent with the annual audited financial statements and in the opinion of management, they include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. The results for any quarter are not necessarily indicative of results for any future period.

                       CABOT MICROELECTRONICS CORPORATION

                      SELECTED QUARTERLY OPERATING RESULTS

                                        SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,
                                          2000        2000       2000        1999       1999        1999       1999        1998
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                    (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Total revenue.........................   $56,186    $50,589     $39,335    $35,046     $33,084    $22,864     $21,867    $20,875
Cost of goods sold....................    26,882     22,839      19,707     16,188      16,671     11,007      10,177     10,036
                                         -------    -------     -------    -------     -------    -------     -------    -------
Gross profit..........................    29,304     27,750      19,628     18,858      16,413     11,857      11,690     10,839
Operating expenses:
  Research and development............     5,019      5,105       4,648      4,484       4,370      3,669       3,067      3,445
  Selling and marketing...............     2,170      2,002       1,580      1,250       1,427      1,108       1,083        954
  General and administrative..........     5,902      4,581       3,610      3,896       3,089      3,232       2,989      2,570
  Non-recurring compensation
    expense(a)........................     1,642      2,113          --         --          --         --          --         --
  Amortization of goodwill and other
    intangible
    assets............................       180        179         180        180         180        180         180        180
                                         -------    -------     -------    -------     -------    -------     -------    -------
        Total operating expenses......    14,913     13,980      10,018      9,810       9,066      8,189       7,319      7,149
Operating income......................    14,391     13,770       9,610      9,048       7,347      3,668       4,371      3,690
Other income..........................         3         20         107         --          --         --          --         --
                                         -------    -------     -------    -------     -------    -------     -------    -------
Income before taxes...................    14,394     13,790       9,717      9,048       7,347      3,668       4,371      3,690
Provision for income taxes............     4,646      5,000       3,500      3,300       2,617      1,307       1,559      1,313
                                         -------    -------     -------    -------     -------    -------     -------    -------
        Net income....................   $ 9,748    $ 8,790     $ 6,217    $ 5,748     $ 4,730    $ 2,361     $ 2,812    $ 2,377
                                         =======    =======     =======    =======     =======    =======     =======    =======
Basic net income per share............   $  0.41    $  0.38     $  0.33    $  0.30     $  0.25    $  0.12     $  0.15    $  0.13
                                         =======    =======     =======    =======     =======    =======     =======    =======
Weighted average basic shares
  outstanding.........................    23,590     23,383      18,990     18,990      18,990     18,990      18,990     18,990
                                         =======    =======     =======    =======     =======    =======     =======    =======
Diluted net income per share..........   $  0.40    $  0.37     $  0.33    $  0.30     $  0.25    $  0.12     $  0.15    $  0.13
                                         =======    =======     =======    =======     =======    =======     =======    =======
Weighted average diluted shares
  outstanding.........................    24,353     23,921      18,990     18,990      18,990     18,990      18,990     18,990
                                         =======    =======     =======    =======     =======    =======     =======    =======

---------------

(a) Represents a one-time charge of $2,113 related to options granted to non-Cabot Microelectronics' employees at the time of our initial public offering and a one-time charge of $1,642 for the accelerated vesting of Cabot Microelectronics' employee incentive compensation and benefits at the time of the spin-off from Cabot.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNT

     The following table sets forth activities in our allowance for doubtful accounts:

                                                    BALANCE AT                             BALANCE AT
                                                    BEGINNING    CHARGES TO                  END OF
ACCOUNTS RECEIVABLE                                  OF YEAR      EXPENSES    DEDUCTIONS      YEAR
-------------------                                 ----------   ----------   ----------   ----------
Year ended:
  September 30, 2000..............................      50          226          (43)         233
  September 30, 1999..............................      50           --           --           50
  September 30, 1998..............................      50           --           --           50

     We have historically not recorded warranty claims against warranty reserves but rather provided for them in the period in which they occurred. As such, charges to expenses represent the net charge required to maintain an appropriate reserve.

                                                    BALANCE AT                             BALANCE AT
                                                    BEGINNING    CHARGES TO                  END OF
WARRANTY RESERVES                                    OF YEAR      EXPENSES    DEDUCTIONS      YEAR
-----------------                                   ----------   ----------   ----------   ----------
Year ended:
  September 30, 2000..............................     891          222          (340)        773
  September 30, 1999..............................     348          543            --         891
  September 30, 1998..............................     230          118            --         348

                           MANAGEMENT RESPONSIBILITY

     The accompanying financial statements were prepared by Cabot
Microelectronics in conformity with generally accepted accounting principles. Cabot Microelectronics' management is responsible for the integrity of these statements and of the data, estimates and judgments that underlie them.

     Cabot Microelectronics maintains a system of internal accounting controls designed to provide reasonable assurance that its assets are safeguarded from loss or unauthorized use, that transactions are properly authorized and recorded, and that financial records are reliable and adequate for public reporting. The standard of reasonable assurance is based on management's judgment that the cost of such controls should not exceed their associated benefits. The system is monitored and evaluated on an ongoing basis by management in conjunction with its internal audit function, independent accountants, and the Audit Committee of the Board of Directors.

     The Audit Committee of the Board of Directors provides general oversight responsibility for the financial statements. Composed entirely of Directors who are not employees of Cabot Microelectronics, the Committee meets periodically with Cabot Microelectronics management, internal auditors and the independent accountants to review the quality of the financial reporting and internal controls, as well as the results of the auditing efforts. The internal auditors and independent accountants have full and direct access to the Audit Committee, with and without management present.

                                                   /s/ MATTHEW NEVILLE
                                            ------------------------------------
                                                      Matthew Neville
                                                  Chief Executive Officer

                                                 /s/ WILLIAM C. MCCARTHY
                                            ------------------------------------
                                                    William C. McCarthy
                                                  Chief Financial Officer

                                                   /s/ DANIEL S. WOBBY
                                            ------------------------------------
                                                      Daniel S. Wobby
                                                Principal Accounting Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in Cabot Microelectronics' definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 13, 2001 (the "Proxy Statement"). For information with respect to the executive officers of Cabot Microelectronics, see "Executive Officers" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Stock Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following Financial Statements and Financial Statement Schedule are included in Item 8 herein:

                                                                  PAGE
                                                                  ----
    1. Financial Statements:
                                                                    33
        Report of Independent Accountants.......................
                                                                    34
        Statements of Income for the years ended September 30,
         2000, 1999 and 1998....................................
                                                                    35
        Pro Forma Statements of Income for the years ended
         September 30, 2000 and 1999............................
                                                                    36
        Balance Sheets at September 30, 2000 and 1999...........
                                                                    37
        Statements of Cash Flows for the years ended September
         30, 2000, 1999 and 1998................................
                                                                    38
        Statement of Changes in Stockholders' Equity for the
         years ended September 30, 2000, 1999 and 1998..........
                                                                    39
        Notes to the Financial Statements.......................

                                                                    59
    2. Financial Statement Schedule: Schedule II -- Valuation
      and Qualifying Accounts...................................

     3. Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.1(1)          -- Certificate of Incorporation of Cabot Microelectronics
                            Corporation.
         3.2(1)          -- Amended and Restated By-Laws of Cabot Microelectronics
                            Corporation.
         3.3(1)          -- Form of Amended and Restated Certificate of Incorporation
                            of Cabot Microelectronics Corporation.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.4(1)          -- Form of Certificate of Designation, Preferences and
                            Rights of Series A Junior Participating Preferred Stock.
         4.1(1)          -- Form of Cabot Microelectronics Corporation common stock
                            Certificate.
         4.2(1)          -- Rights Agreement.
         4.3(2)          -- Amendment to Rights Agreement.
        10.1(1)          -- Master Separation Agreement, between Cabot
                            Microelectronics Corporation and Cabot Corporation.
        10.2(1)          -- IPO and Distribution Agreement, between Cabot
                            Microelectronics Corporation and Cabot Corporation.
        10.3(1)          -- Tax Sharing Agreement, between Cabot Microelectronics
                            Corporation and Cabot Corporation.
        10.4(1)          -- Management Services Agreement, between Cabot
                            Microelectronics Corporation and Cabot Corporation.
        10.5(1)          -- Fumed Metal Oxide Supply Agreement, between Cabot
                            Microelectronics Corporation and Cabot Corporation.+
        10.6(1)          -- Confidential Disclosure and License Agreement, between
                            Cabot Microelectronics Corporation and Cabot Corporation.
        10.7(1)          -- Trademark License Agreement, between Cabot
                            Microelectronics Corporation and Cabot Corporation.
        10.8(1)          -- Dispersion Services Agreement, between Cabot
                            Microelectronics Corporation and Cabot Corporation.+
        10.9(1)          -- Employee Matters Agreement, between Cabot
                            Microelectronics Corporation and Cabot Corporation.
        10.10(1)         -- Registration Rights Agreement, between Cabot
                            Microelectronics Corporation and Cabot Corporation.
        10.11(1)         -- Purchase Agreement between Cabot Corporation and Intel
                            Corporation.+
        10.12(1)         -- Services Agreement by and among Davies -- Imperial
                            Coatings, Inc., Cabot Corporation, Donn Davies and JoAnn
                            Davies.+
        10.13(1)         -- Sublease for Barry, Wales facility.
        10.14            -- 2000 Equity Incentive Plan as amended September 25, 2000*
        10.15(1)         -- 2000 Employee Stock Purchase Plan.*
        10.16(1)         -- Revolving Credit Agreement, among Cabot Microelectronics
                            Corporation, Fleet National Bank and Fleet National Bank.
        10.17(1)         -- Credit Agreement, between Cabot Microelectronics
                            Corporation and LaSalle Bank National Association.
        10.18            -- Tax Reporting and Cooperation Agreement
        10.19            -- Services Agreement with Cabot
        10.20            -- Extension of Management Services Agreement
        10.21            -- Guarantee of Employee Loans
        10.22            -- Cabot Microelectronics Corporation 401(k) Plan*
        10.23            -- Form of Change in Control Severance Protection
                            Agreement**

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.24            -- General Release, Waiver and Covenant Not To Sue*
        24.1             -- Power of attorney
        27.1             -- Financial Data Schedule for the period ended September
                            30, 2000, filed herewith.

---------------

(1) Filed as an exhibit to, and incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 4, 2000, as amended.

(2) Filed as Exhibit 4.1 to, and incorporated by reference from the Registrant's Current Report on form 8-K dated October 6, 2000.

 *  Management contract, or compensatory plan or arrangement.

** Substantially similar change in control severance protection agreements have been entered into with Matthew Neville, H. Carol Bernstein, Kathleen Perry, Daniel J. Pike, J. Michael Jenkins, Jeremy K. Jones, and Bruce M. Zwicker, with differences only in the amount of payments and benefits to be received by such persons.

+ This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

     (b) Reports on Form 8-K

    Cabot Microelectronics filed the following Current Report on Form 8-K during the fourth quarter of fiscal 2000:

          1. In a report dated October 6, 2000, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on September 29, 2000 Cabot effected the spin-off of Cabot Microelectronics by distributing .280473721 shares of Cabot Microelectronics common stock as a dividend on each outstanding share of Cabot common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of Cabot Microelectronics common stock. In connection with the spin-off, the Board of Directors of Cabot Microelectronics amended the company's rights plan to clarify certain of its provisions.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                            CABOT MICROELECTRONICS CORPORATION

Date: December 28, 2000                            /s/ MATTHEW NEVILLE
                                            ------------------------------------
                                                      Matthew Neville
                                               President and Chief Executive
                                                     Officer, Director
                                               [Principal Executive Officer]

Date: December 28, 2000                          /s/ H. CAROL BERNSTEIN
                                            ------------------------------------
                                                     H. Carol Bernstein
                                               Vice President, Secretary and
                                                          General
                                                Counsel [Authorized Officer]

Date: December 28, 2000                          /s/ WILLIAM C. MCCARTHY
                                            ------------------------------------
                                                    William C. McCarthy
                                              Vice President, Chief Financial
                                                     Officer, Treasurer
                                                  and Assistant Secretary
                                               [Principal Financial Officer]

Date: December 28, 2000                            /s/ DANIEL S. WOBBY
                                            ------------------------------------
                                                      Daniel S. Wobby
                                                    Corporate Controller
                                               [Principal Accounting Officer]

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 28, 2000                          /s/ KENNETT F. BURNES*
                                            ------------------------------------
                                                     Kennett F. Burnes
                                                   Chairman of the Board
                                                         [Director]

Date: December 28, 2000                           /s/ SAMUEL W. BODMAN*
                                            ------------------------------------
                                                      Samuel W. Bodman
                                                         [Director]

Date: December 28, 2000                         /s/ JUAN ENRIQUEZ-CABOT*
                                            ------------------------------------
                                                    Juan Enriquez-Cabot
                                                         [Director]

Date: December 28, 2000                         /s/ JOHN P. FRAZEE, JR.*
                                            ------------------------------------
                                                    John P. Frazee, Jr.
                                                         [Director]

Date: December 28, 2000                            /s/ MATTHEW NEVILLE
                                            ------------------------------------
                                                      Matthew Neville
                                                         [Director]

Date: December 28, 2000                          /s/ WILLIAM P. NOGLOWS*
                                            ------------------------------------
                                                     William P. Noglows
                                                         [Director]

Date: December 28, 2000                           /s/ RONALD L. SKATES*
                                            ------------------------------------
                                                      Ronald L. Skates
                                                         [Director]

Date: December 28, 2000                         /s/ STEVEN V. WILKINSON*
                                            ------------------------------------
                                                    Steven V. Wilkinson
                                                         [Director]
---------------

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934.