Form 10-Q
period 2000-12-31
CABOT MICROELECTRONICS CORP
filed 2001-02-14
CIK 1102934

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                DECEMBER 31, 2000

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

                             YES  X    NO
                                -----     -----
As of January 31, 2001 the Company had 23,833,015 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                                       PAGE

         Item 1.          Financial Statements

                          Statements of Income
                              Three Months Ended December 31, 2000 and 1999........................................    3

                          Pro Forma Statements of Income
                              Three Months Ended December 31, 2000 and 1999........................................    4

                          Balance Sheets
                              December 31, 2000 and September 30, 2000.............................................    5

                          Statements of Cash Flows
                              Three Months Ended December 31, 2000 and 1999........................................    6

                          Notes to Financial Statements............................................................    7

         Item 2.          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations..................................................   10

         Item 3.          Quantitative and Qualitative Disclosures About Market Risk...............................   20

PART II. OTHER INFORMATION

         Item 1.          Legal Proceedings........................................................................   21

         Item 6.          Exhibits and Reports on Form 8-K.........................................................   21



PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS
                                                                    ENDED DECEMBER 31
                                                                   2000            1999
                                                              -------------    ------------
Revenue  ...................................................  $      68,616    $     35,046

Cost of goods sold .........................................         32,563          16,310
                                                              -------------    ------------

         Gross profit.......................................         36,053          18,736

Operating expenses:
   Research and development.................................          6,538           4,576
   Selling and marketing....................................          2,269           1,357
   General and administrative...............................          5,147           3,575
   Amortization of goodwill and other intangibles...........            179             180
                                                              -------------    ------------
      Total operating expenses..............................         14,133           9,688
                                                              -------------    ------------

Operating income............................................         21,920           9,048

Other income ...............................................            437               -
                                                              -------------    ------------
Income before income taxes..................................         22,357           9,048
Provision for income taxes..................................          7,918           3,300
                                                              -------------    ------------

      Net income............................................  $      14,439    $      5,748
                                                              =============    ============

Basic net income per share..................................  $        0.61    $       0.30
                                                              =============    ============

Weighted average basic shares outstanding...................         23,608          18,990
                                                              =============    ============

Diluted net income per share................................  $        0.59    $       0.30
                                                              =============    ============

Weighted average diluted shares outstanding.................         24,290          18,990
                                                              =============    ============


              The accompanying notes are an integral part of these
                              financial statements.

CABOT MICROELECTRONICS CORPORATION
PRO FORMA STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS
                                                                      ENDED DECEMBER 31
                                                                   2000          1999 (A)
                                                              -------------    ------------
Revenue  ...................................................  $      68,616    $     34,804

Cost of goods sold .........................................         32,563          17,372
                                                              -------------    ------------

         Gross profit.......................................         36,053          17,432

Operating expenses:
   Research and development.................................          6,538           4,576
   Selling and marketing....................................          2,269           1,357
   General and administrative ..............................          5,147           3,575
   Amortization of goodwill and other intangibles...........            179             180
                                                                -----------    ------------
         Total operating expenses...........................         14,133           9,688
                                                                -----------    ------------

Operating income............................................         21,920           7,744

Other income (expense) .....................................            437            (316)
                                                                -----------    ------------
Income before income taxes..................................         22,357           7,428
Provision for income taxes .................................          7,918           2,709
                                                                -----------    ------------

         Net income.........................................    $    14,439    $      4,719
                                                                ===========    ============

Basic net income per share .................................    $      0.61    $       0.25
                                                                ===========    ============

Weighted average basic shares outstanding ..................         23,608          18,990
                                                                ===========    ============

Diluted net income per share ...............................    $      0.59    $       0.25
                                                                ===========    ============

Weighted average diluted shares outstanding ................         24,290          18,990
                                                                ===========    ============


(a) Reflects the revenue and cost of goods sold which would have resulted had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect. Also includes interest expense which would have been incurred on the borrowings necessary to finance a dividend to Cabot Corporation.

              The accompanying notes are an integral part of these
                         pro forma financial statements.

CABOT MICROELECTRONICS CORPORATION
BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        DECEMBER 31,      SEPTEMBER 30,
                                                                                           2000               2000
                                                                                     ----------------    --------------
                                                                                        (UNAUDITED)

                                     ASSETS:
Current assets:
   Cash and cash equivalents......................................................   $         15,227    $        9,971
   Accounts receivable, less allowance for doubtful
      accounts of $430 at December 31, 2000
      and $233 at September 30, 2000..............................................             43,445            30,595
   Inventories....................................................................             14,730            14,014
   Prepaid expenses and other current assets......................................              2,575             2,752
   Deferred income taxes..........................................................              2,339             1,721
                                                                                     ----------------    --------------
         Total current assets.....................................................             78,316            59,053

Property, plant and equipment, net................................................             75,814            71,873
Goodwill, net.....................................................................              1,257             1,328
Other intangible assets, net......................................................              1,891             2,002
Deferred income taxes.............................................................              1,282             1,271
Other assets......................................................................                484               579
                                                                                     ----------------    --------------
         Total assets.............................................................   $        159,044    $      136,106
                                                                                     ================    ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable...............................................................   $          9,789    $       11,646
   Accrued expenses and other current liabilities.................................             14,220            12,554
   Income taxes payable...........................................................              7,832                 -
                                                                                     ----------------    --------------
         Total current liabilities................................................             31,841            24,200

   Long-term debt.................................................................              3,500             3,500
   Deferred income taxes..........................................................                160               160
   Deferred compensation..........................................................                650               684
                                                                                     ----------------    --------------
         Total liabilities........................................................             36,151            28,544

Commitments and contingencies

Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued and outstanding: 23,644,936 shares at December 31, 2000 and
      23,590,293 at September 30, 2000 ...........................................   $             24    $           24
   Capital in excess of par value of common stock.................................             90,734            88,290
   Retained earnings..............................................................             32,977            18,538
   Accumulated other comprehensive income (loss)..................................               (534)              792
   Unearned compensation..........................................................               (308)              (82)
                                                                                     -----------------   ---------------
         Total stockholders' equity...............................................            122,893           107,562
                                                                                     ----------------    --------------

         Total liabilities and stockholders' equity...............................   $        159,044    $      136,106
                                                                                     ================    ==============


              The accompanying notes are an integral part of these
                              financial statements.

CABOT MICROELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED AND IN THOUSANDS)


                                                                                               THREE MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                          2000               1999
                                                                                    ---------------     ---------------

Cash flows from operating activities:
   Net Income...................................................................    $       14,439      $         5,748
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization.............................................             1,815                  932
      Noncash compensation expense..............................................               568                  275
      Provision for inventory writedown.........................................               350                    -
      Stock option income tax benefits..........................................               555                    -
      Deferred income tax (benefit) expense.....................................              (629)                  52
      (Gain) on disposal of property, plant
        and equipment...........................................................                 -                   (5)
   Changes in operating assets and liabilities:
      Accounts receivable.......................................................           (13,671)              (2,547)
      Inventories...............................................................              (641)              (3,353)
      Prepaid expenses and other current assets.................................                20                 (482)
      Other noncurrent assets...................................................                95                    -
      Accounts payable..........................................................            (1,679)                 219
      Accrued expenses and other current liabilities............................             2,153                 (596)
      Income taxes payable......................................................             7,819                    -
Deferred compensation...........................................................               (34)                 106
                                                                                    ---------------     ---------------
Net cash provided by operating activities.......................................            11,160                  349

Cash flows from investing activities:
   Additions to property, plant and equipment...................................            (6,906)              (7,196)
   Proceeds from the sale of property, plant,
         and equipment..........................................................                 2                    6
                                                                                    --------------      ---------------
Net cash used by investing activities...........................................            (6,904)              (7,190)
                                                                                    --------------      ---------------

Cash flows from financing activities:
   Net proceeds from issuance of stock..........................................               776                    -
   Net capital contributed by Cabot Corporation.................................                 -                6,922
                                                                                    --------------      ---------------
Net cash provided by financing activities.......................................               776                6,922
                                                                                    --------------      ---------------

Effect of exchange rate changes on cash.........................................               224                  (16)
                                                                                    --------------      ----------------
Increase in cash................................................................             5,256                   65
Cash and cash equivalents at beginning of period................................             9,971                   38
                                                                                    --------------      ---------------
Cash and cash equivalents at end of period......................................    $       15,227      $           103
                                                                                    ==============      ===============


                 The accompanying notes are an integral part of
                           these financial statements.

                       CABOT MICROELECTRONICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

     The unaudited financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position, results of operations and cash flows for the three months ended December 31, 2000 and December 31, 1999. Our financial statements reflect the historical results of operations, financial position and cash flows of Cabot Microelectronics, which prior to the initial public offering and spin-off discussed in Note 2, operated as a division and subsidiary (incorporated October, 1999) of Cabot Corporation ("Cabot"). The results of operations for the three months ended December 31, 2000 may not be indicative of the results to be expected for the fiscal year ending September 30, 2001. These financial statements should be read in conjunction with the financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2000. We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries. Certain reclassifications of prior fiscal year amounts have been made to conform with the current period presentation.

     The balance sheets have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to Cabot Microelectronics. The statements of income include all revenue and costs attributable to Cabot Microelectronics. For the three months ended December 31, 1999, the statements of income include an allocation from Cabot Corporation of employee benefits and costs of shared services (including legal, finance, human resources, information systems, corporate office, and safety, health and environmental expenses). These costs were allocated to Cabot Microelectronics based on criteria that management believes to be equitable, such as Cabot Microelectronics' revenue, headcount, or actual utilization in proportion to Cabot Corporation's revenue, headcount, or actual utilization. Management believes this provides a reasonable estimate of the costs attributable to Cabot Microelectronics. For the three months ended December 31, 1999, such allocated costs amounted to $1,487. Allocated costs may not necessarily be indicative of the costs that would have been incurred by Cabot Microelectronics on a stand-alone basis.


2.  SEPARATION FROM CABOT CORPORATION

     In July 1999, Cabot Corporation announced its plans to create an independent publicly-traded company, Cabot Microelectronics, comprised of its Microelectronics Materials Division. Cabot Microelectronics, which was incorporated in October 1999, completed its initial public offering in April 2000 ("initial public offering"), receiving net proceeds of $82,765, after deducting underwriting commissions and offering expenses, from the sale of 4,600,000 shares of common stock. Following the completion of the initial public offering, Cabot Corporation owned approximately 80.5% of Cabot Microelectronics' outstanding common stock. Cabot Microelectronics paid Cabot Corporation aggregate dividends of $81,300 of which $17,000 was paid from borrowings under a term credit facility prior to the initial public offering and $64,300 was paid with proceeds from the initial public offering.

     On September 29, 2000, Cabot Corporation effected the spin-off ("spin-off"), of Cabot Microelectronics by distributing 0.280473721 shares of Cabot Microelectronics common stock as a dividend on each outstanding share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of Cabot Microelectronics common stock.

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER
                                 SHARE AMOUNTS)


3. NET INCOME PER SHARE

     Basic and diluted net income per share for the three months ended December 31, 1999 have been calculated using the pro forma 18,989,744 shares that were owned by Cabot Corporation prior to the closing of the initial public offering. These shares take into consideration a 18,989,744 to 1 stock split which occurred subsequent to March 31, 2000, but prior to the completion of the initial public offering.


4. DERIVATIVES

     In the first quarter of fiscal 2001, Cabot Microelectronics adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The adoption of SFAS 133 resulted in a reduction to comprehensive income for the three months ended December 31, 2000 of $160. This was attributable to unrealized losses on derivatives designated as cash flow hedges which were entered into to hedge commitments involving construction contracts associated with our Geino, Japan expansion. We will reclassify gains and losses associated with cash flow hedges into earnings in the same period or periods in which related assets affect earnings. There were no other significant derivatives as of December 31, 2000. The adoption of SFAS 133 did not have a material impact on the Company's operations or financial position.


5. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):

                                                                      THREE MONTHS
                                                                   ENDED DECEMBER 31,
                                                                   2000            1999
                                                              -------------     -----------
         Net Income.......................................    $     14,439      $     5,748
         Other comprehensive income:
              Net unrealized loss on derivative instruments           (160)               -
              Foreign currency translation adjustment.....          (1,166)              34
                                                              -------------     -----------
         Total comprehensive income.......................    $     13,113      $     5,782
                                                              ============      ===========


6. INVENTORIES

   Inventories consisted of the following:

                                                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                                                2000             2000
                                                                                             ------------    -------------
         Raw materials...................................................................    $     10,104     $    9,139
         Work in process.................................................................               -             28
         Finished goods..................................................................           4,626          4,847
                                                                                             ------------     ----------
         Total...........................................................................    $     14,730     $   14,014
                                                                                             ============     ==========

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER
                                 SHARE AMOUNTS)


7. LONG-TERM DEBT

     At December 31, 2000 debt was comprised of an unsecured term loan in the amount of $3,500 funded on the basis of the State of Illinois State Treasurer's Economic Program which is due on June 1, 2005 and incurs interest at an annual rate of 6.37%. We originally borrowed $17,000 under a term credit facility and paid the proceeds of this borrowing to Cabot Corporation as a dividend. The original debt was comprised of a term loan in the amount of $13,500 and the $3,500 term loan referred to above. During the third quarter of 2000, Cabot Microelectronics repaid the $13,500 term loan and subsequent to June 30, 2000, this term loan was converted to a revolving line of credit of $8,500 described below.

     We also have a $25,000 unsecured revolving credit facility which terminates in March 29, 2003. Interest is incurred at either the institution's base rate or the LIBOR rate plus an applicable margin. We also have a $8,500 revolving line of credit which terminates in June 1, 2003. Interest is incurred at either the institution's base rate or the Eurodollar rate plus an applicable margin. Loans under both facilities will be used primarily for general corporate purposes, including working capital and capital expenditures. No amounts were outstanding under either line of credit at December 31, 2000 or September 30, 2000.


8. CONTINGENCIES

     In June 1998, one of our major competitors, Rodel Inc., filed a lawsuit against Cabot Corporation in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot Corporation is infringing United States Patent No. 4,959,113 (entitled "Method and Composition for Polishing Metal Surfaces"), which is owned by an affiliate of Rodel. We refer to this patent as the Roberts patent and this lawsuit as the Roberts lawsuit. Cabot Corporation filed an answer and counterclaim seeking dismissal of the Roberts lawsuit with prejudice, a judgment that Cabot Corporation is not infringing the Roberts patent and/or that the Roberts patent is invalid, and other relief. Cabot Corporation subsequently filed a motion for summary judgment that the Roberts patent is invalid because all of the claims contained in the patent were not sufficiently different under applicable patent law from subject matter contained in previously granted patents, specifically United States Patents Nos. 4,705,566, 4,956,015 and 4,929,257, each of which is owned by a third party not affiliated with Rodel or us. This motion was denied on September 30, 1999 based on the court's finding that there were genuine issues of material fact to be determined at trial. After the ruling on the summary judgment motion, Rodel filed a request for reexamination of the Roberts patent with the United States Patent and Trademark Office (PTO), which was granted on November 12, 1999. On March 28, 2000 the court issued an order staying the Roberts action, which presently is in the discovery stage, pending completion of the reexamination of the Roberts patent by the PTO. While to our knowledge, as of January 31, 2001, the reexamination of the Roberts patent still has not been completed, in December, 2000 the PTO issued a notice of intent to issue a reexamination certificate for the Roberts patent. In light of the reexamination, on September 29, 2000, the court denied the parties' respective motions to amend and dismiss, with leave to refile subsequent to completion of the reexamination.

     In April 1999, Rodel commenced a second lawsuit against Cabot Corporation in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 99-256). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot Corporation is infringing two other patents owned by an affiliate of Rodel. These two patents are United States Patent No. 5,391,258 (entitled "Compositions and Methods for Polishing") and United States Patent No. 5,476,606 (entitled "Compositions and Methods for Polishing"). We refer to these patents as the Brancaleoni patents and this lawsuit as the Brancaleoni lawsuit. Cabot Corporation has filed an answer and counterclaim to the complaint seeking dismissal of the complaint with prejudice, a judgment that Cabot Corporation is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. On September 29, 2000, the court denied Cabot Corporation's motion to dismiss, and granted Rodel's leave to amend the Brancaleoni lawsuit to add Rodel's affiliate that owns the Brancaleoni patents, Rodel Holdings, Inc. ("Rodel Holdings"), as a plaintiff. On October 24, 2000, Rodel and Rodel Holdings filed an amended complaint that added

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER
                                 SHARE AMOUNTS)


Rodel Holdings as a plaintiff to the Brancaleoni lawsuit. On November 6, 2000, Cabot Corporation filed its answer and counterclaim seeking a judgement that Cabot Corporation is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. The Brancaleoni lawsuit is presently in the discovery stage. On January 18, 2001, the court amended its scheduling order and set June 15, 2001 for completion of discovery, October 25, 2001 for a final pretrial conference, and February, 2002 for the commencement of trial.

     In the Roberts lawsuit, the only product that Rodel to date has alleged infringes the Roberts patent is our W2000 slurry, which is used to polish tungsten and which currently accounts for a significant portion of our total revenue. In the Brancaleoni lawsuit, Rodel and Rodel Holdings have not alleged that any specific product infringes the Brancaleoni patents; instead, Rodel and Rodel Holdings allege that our United States Patent No. 5,858,813 (entitled "Chemical Mechanical Polishing Slurry for Metal Layers and Films" and which relates to a CMP polishing slurry for metal surfaces including, among other things, aluminum and copper) is evidence that Cabot Corporation is infringing the Brancaleoni patents through the manufacture and sales of unspecified products. At this stage, we cannot predict whether or to what extent Rodel and/or Rodel Holdings will make specific infringement claims with respect to any of our products other than W2000 in these or any future proceedings. It is possible that Rodel and/or Rodel Holdings will claim that many of our products infringe its patents.

      Although Cabot Corporation is the only named defendant in these lawsuits, the defense of which we have assumed and now are controlling, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. While we believe there are meritorious defenses to the pending actions and intend to defend them vigorously, these defenses may not be successful. If Rodel (and/or Rodel Holdings) prevails in either of these cases, we may have to pay damages and, in the future, may be prohibited from producing any products found to infringe or required to pay Rodel (and/or Rodel Holdings) royalty and licensing fees with respect to sales of those products. It is not possible to estimate the amount of a probable loss, if any, that might result from this matter. Accordingly, no provision has been made in our financial statements.


9. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC released Statement of Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Cabot Microelectronics Corporation is required to be in conformity with the provisions of SAB 101 no later than July 1, 2001 and we do not expect a material change in our financial condition or results of operations as a result of the adoption of SAB 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could", or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations", should be read in conjunction with the financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2000.


OVERVIEW

     Prior to our initial public offering on April 4, 2000, we operated as a division of Cabot Corporation, a global chemical manufacturing company based in Boston, Massachusetts. On September 29, 2000, Cabot Corporation effected the spin-off of Cabot Microelectronics Corporation by distributing 0.280473721 shares of our common stock as a dividend on each outstanding share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock.

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


BASIS OF PRESENTATION

     The following "Management's Discussion of Results of Operations" contains unaudited pro forma results which reflect adjustments to our historical results of operations for the three months ended December 31, 1999 to give effect to various transactions as if those transactions had been consummated as of the periods presented. We historically sold various dispersion products to Cabot Corporation at our cost of manufacturing. We entered into a dispersion services agreement with Cabot Corporation, which became effective upon the completion of our initial public offering, under which we provide dispersion products to Cabot Corporation at our cost plus a standard margin. Under this agreement, Cabot Corporation supplies us with the fumed metal oxide raw materials for these dispersions at no cost to us, which should reduce both our cost of goods sold and revenue for these dispersions. In addition, we historically purchased fumed metal oxides, critical raw materials for our slurries, from Cabot Corporation at their budgeted standard cost. We entered into a fumed metal oxide supply agreement with Cabot Corporation, which became effective on April 4, 2000 under which we purchase fumed metal oxides at a contractually agreed upon price. The agreement provides for fixed price increases each year and other price increases if Cabot Corporation's cost of producing fumed metal oxides increases. We believe the assumptions used provide a reasonable basis for presenting the significant effects directly attributable to these agreements. The unaudited pro forma results of income are not necessarily indicative of the results that would have been reported had such events actually occurred on the dates specified, nor are they indicative of our future results.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS THREE MONTHS ENDED DECEMBER 31, 1999

REVENUE

     Total revenue was $68.6 million for the three months ended December 31, 2000, which represented a 96%, or $33.6 million, increase from the three months ended December 31, 1999. Of this increase, $28.1 million was due to a 80% increase in volume and $5.5 million was due to increased weighted average selling prices. The volume growth was driven mainly by the increased use of CMP slurries in the manufacture of IC devices.

COST OF GOODS SOLD

     Total cost of goods sold was $32.6 million for the three months ended December 31, 2000, which represented an increase of 100% or $16.3 million from the three months ended December 31, 1999. Of this increase, $13.1 million was due to higher sales volume and $3.2 million was due to higher weighted average costs per gallon. These higher costs resulted from improved quality requirements, higher raw material costs resulted from the fumed metal oxide supply agreement with Cabot Corporation, and higher manufacturing and distribution costs associated with our increased activities in the Asia Pacific region.

     Total cost of goods sold of $32.6 million for the three months ended December 31, 2000 increased 87% or 15.2 million over costs of goods sold on a pro forma basis for the three months ended December 31, 1999. Pro forma cost of goods sold represents results had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 52.5% for the three months ended December 31, 2000 as compared to 53.5% for the three months ended December 31, 1999. The decrease in gross profit resulted primarily from higher raw material costs resulting from the fumed metal oxide supply agreement with Cabot Corporation, and higher manufacturing and distribution costs associated with our increased activities in the Asia Pacific region. On a pro forma basis, gross margin for the three months ended December 31, 1999 would have been 50.1% of net revenue.


RESEARCH AND DEVELOPMENT

     Research and development expenses were $6.5 million in the three months ended December 31, 2000, which represented an increase of 43%, or $2.0 million, from the three months ended December 31, 1999. Of this increase, $1.1 million was due to costs associated with higher staffing levels and $0.2 million of increased depreciation relating to clean room equipment. Various other increases of $0.9 million were offset by the absence of $0.2 million in R&D allocations from Cabot Corporation. Key activities during the three months ended December 31, 2000 involved the continued development of new and enhanced slurry products, new CMP polishing pad technology and advanced particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $2.3 million in the three months ended December 31, 2000, which represented an increase of 67%, or $0.9 million, for the three months ended December 31, 1999. The increase was primarily due to the hiring of customer support personnel in our North America and Asia Pacific regions.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $5.1 million in the three months ended December 31, 2000, which represented an increase of 44%, or $1.6 million, from the three months ended December 31, 1999. The increase resulted from an additional $1.3 million of personnel related costs due to increased staffing needed to support the general growth of the business and $0.2 million in continued support regarding the separation of our information technology from Cabot Corporation. Other increases of $0.7 million were partially offset by the absence of $0.6 million in corporate allocations from Cabot Corporation as Cabot Microelectronics established its own corporate departments.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.2 million in the three months ended December 31, 2000 and the three months ended December 31, 1999 and related to goodwill and other intangible assets associated with the acquisition of selected distributor assets from a third party in 1995.

PROVISION FOR INCOME TAXES

     The effective tax rate on income from operations was 35% in the three months ended December 31, 2000 and 36% for the three months ended December 31, 1999. The slight decrease in the effective tax rate was mainly driven by a greater percentage of export sales resulting in increased foreign sales corporation deductions.

NET INCOME

     Net income was $14.4 million in the three months ended December 31, 2000, which represented an increase of 151%, or $8.7 million, from the three months ended December 31, 1999 as a result of the factors discussed above. Net income for the three months ended December 31, 2000 increased 206%, or 9.7 million, from pro forma net income for the three months ended December 31, 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $11.2 million in the three months ended December 31, 2000 and $0.3 million in the three months ended December 31, 1999. Our cash provided by operating activities for the three months ended December 31, 2000 originated from net income from operations of $14.4 million plus non-cash items of $2.7 million, offset by a net increase in working capital of $5.9 million. Our principal capital requirements have been to fund working capital requirements and additions to property, plant and equipment that support the expansion of our business.

     In the three months ended December 31, 2000, cash flows used in investing activities were $6.9 million, primarily due to the expansion of our Geino, Japan manufacturing facility and the purchase of research and development equipment. In the three months ended December 31, 1999, cash flows used in investing activities were $7.2 million primarily due to the construction of our Aurora, Illinois manufacturing building, the purchase of land in Korea for a new distribution facility and the purchase of research and development equipment.

     Cash flows from financing activities of $0.8 million for the three months ended December 31, 2000 resulted from the issuance of common stock upon the exercise of stock options. Cash flows from financing activities for the three months ended December 31, 1999 were $6.9 million and resulted from capital contributions from Cabot Corporation.

     We have a $25 million unsecured revolving credit facility which terminates in March 29, 2003. Interest is incurred at either the institution's base rate or the LIBOR rate plus an applicable margin. We also have a $8.5 million revolving line of credit which terminates in June 1, 2003. Interest is incurred at either the institution's base rate or the Eurodollar rate plus an applicable margin. Loans under both facilities will be used primarily for general corporate purposes, including working capital and capital expenditures. No amounts were outstanding under either line of credit at December 31, 2000 or September 30, 2000.

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


                   FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

     The historical financial information we have presented may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the period presented and may not be indicative of what our results of operations, financial position and cash flows will be in the future. As a result, information to evaluate our business is limited. This is because:

o when we were a division of Cabot Corporation, Cabot provided us with various services and allocated expenses for these services to us in amounts that may not have been the same as the expenses we would have incurred had we performed or acquired these services ourselves;

o we have changed our fumed metal oxide supply and dispersion services arrangements with Cabot Corporation and the prices we are paying under our new arrangements are higher than the prices we paid in the past; and

o the historical financial information for the periods prior to our initial public offering does not reflect other events and changes that are occurring or will occur as a result of our separation from Cabot Corporation, including the establishment of our capital structure, the incurrence of debt and changes in our expenses as a result of new employee, tax and other structures and matters.

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN CMP CONSUMPTION

     Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt and improve our products in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices and these changes and advances are expected to continue in the future. One or more developments in the semiconductor industry may render our products obsolete or less important to the IC device manufacturing process, including:

o increased competition from new or existing producers of CMP slurries, including the introduction of new or substitute products;

o    a shift toward reduced consumption or reuse of slurries;

o advances in CMP technology that make it possible to perform planarization without a slurry.

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

     For the three months ended December 31, 2000, our five largest customers accounted for approximately 56% of our revenue, with Marketech, Intel and Metron accounting for approximately 24%, 13% and 8% of our revenue, respectively. For the three months ended December 31, 1999, our five largest customers accounted for approximately 53% of our revenue, with Marketech, Intel and Takasago accounting for approximately 15%, 14% and 11% of our revenue, respectively. Marketech, Takasago and Metron are distributors. The increase in the percentage of our total revenue attributable to sales to Marketech resulted primarily from increased demand and manufacturing capacity in the Asia Pacific region.


IF WE LOSE PENDING OR FUTURE INTELLECTUAL PROPERTY LAWSUITS RELATING TO OUR BUSINESS, WE COULD BE LIABLE FOR SIGNIFICANT DAMAGES AND LEGAL EXPENSES AND COULD BE ENJOINED FROM MANUFACTURING OUR SLURRY PRODUCTS

     Cabot Corporation is currently the subject of two lawsuits against it involving infringement claims relating to our business. If Cabot Corporation or we were to lose these or future lawsuits, we could be liable for significant damages and legal expenses and could be enjoined from manufacturing our slurry products. Although Cabot Corporation is the only named defendant in these lawsuits, the defense of which we have assumed and are now controlling, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. See "Footnote 8. - Contingencies", under PART I, Item 1 - Notes to Financial Statements in this Quarterly Report on Form 10-Q for further discussion.

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


ANY PROBLEM OR INTERRUPTION IN OUR SUPPLY FROM CABOT CORPORATION OF FUMED METAL OXIDES, OUR MOST IMPORTANT RAW MATERIALS, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

     Fumed metal oxides are the primary raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides. Cabot Corporation is currently our exclusive supplier of certain fumed metal oxides. We have entered into a fumed metal oxide supply agreement with Cabot Corporation, which became effective upon completion of our initial public offering, and under which Cabot continues to be our exclusive supplier of certain fumed metal oxides for our current slurry products.

     Our continued supply of fumed metal oxides from Cabot Corporation is subject to a number of risks, including:

o the destruction of one of Cabot's fumed metal oxides manufacturing facilities, particularly its Tuscola facility, or its distribution infrastructure;

o a work stoppage or strike by Cabot employees who manufacture fumed metal oxides;

o the failure of Cabot to provide fumed metal oxides of the requisite quality for production of our various CMP slurries;

o the failure of essential fumed metal oxides manufacturing equipment at a Cabot plant;

o    the failure or shortage of supply of raw materials to Cabot;

o contractual amendments and disputes with Cabot, including those relating to the fumed metal oxide supply agreement; and

o our required quantities may exceed the amount Cabot is obligated to supply under the agreements.


     Any of these factors could interfere with our ability to produce our CMP slurries in the quantities and of the quality required by our customers and in accordance with their delivery schedules. It may also be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation encounters supply problems.

     In addition, if we change the supplier or type of fumed metal oxides we use to make our CMP slurries or are required to purchase them from a different Cabot Corporation manufacturing facility, our customers might be forced to requalify our CMP slurries for their manufacturing processes and products. The requalification process would likely take a significant amount of time to complete, during which our sales of CMP slurries to these customers could be interrupted or reduced.

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

     Increased competition from current CMP slurry manufacturers, new entrants to the CMP slurry market or a decision by any of our major customers to produce slurry products in-house could seriously harm our business and results of operations. We are aware of only five other manufacturers of CMP slurries currently selling to IC device manufacturers. Opportunities exist for companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. Some of our major customers, and some potential customers, currently manufacture slurries in-house and others have the financial and technological capability to do so. The existence or threat of increased competition and in-house production could limit or reduce the prices we are able to charge for our slurry products. In addition, our competitors may have or obtain intellectual property rights which may restrict our ability to market our existing products and/or to innovate and develop new products.


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


WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. For fiscal 2000, approximately 56% of our revenue was generated by sales to customers outside the United States compared to 46% in the prior year. For the three months ended December 31, 2000, approximately 63% of our revenue was generated by sales to customers outside the United States. We encounter potential risks in doing business in foreign countries, including:

o the difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

o foreign customers may have longer payment cycles than customers in the United States;

o tax rates in some foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

o general economic and political conditions in the countries where we operate may have an adverse effect on our operations in those countries;

o the difficulties associated with managing a large organization spread throughout various countries; and

o the difficulty in enforcing intellectual property rights in some foreign countries.

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


RISKS RELATING TO OUR SEPARATION FROM CABOT CORPORATION

WE CURRENTLY USE CABOT CORPORATION'S INFORMATION TECHNOLOGY SERVICES AND SYSTEMS AND OUR ABILITY TO SATISFY OUR CUSTOMERS AND OPERATE OUR BUSINESS WILL SUFFER IF WE DO NOT IMPLEMENT A NEW COST EFFECTIVE INFRASTRUCTURE TO SUPPORT OUR EXPANDING BUSINESS NEEDS

     We currently use duplicated versions of Cabot Corporation's systems to support our operations, including systems covering order processing, inventory management, shipping and accounting. Many of these systems were not optimized for our business processes. We have initiated a project to implement new systems to replace the duplicated versions of Cabot's systems within the next 12 to 18 months. We may not be successful in implementing these systems and transitioning data from the duplicated versions of Cabot's systems to our new systems. We continue to rely upon the network infrastructure provided and maintained by Cabot. We are in the process of migrating to our own network infrastructure the maintenance of which we intend to outsource to a third party. We may experience network interruptions related to either the current Cabot network infrastructure or the migration to our new network infrastructure maintained by a third party.

     Any failure or significant downtime in Cabot Corporation's or our own network or information systems could prevent us from taking customer orders, shipping products or billing customers and could harm our business. In addition, our network and information systems require the services of employees with extensive knowledge of these information systems and the business environment in which we operate. To successfully implement and operate our systems, we must be able to attract and retain a significant number of highly skilled employees. If we fail to attract and retain the highly skilled personnel required to implement, maintain, and operate our information systems, our business could suffer.



A NUMBER OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR EXECUTIVE OFFICERS OF CABOT CORPORATION OR OWN CABOT CORPORATION STOCK

     Three members of our board of directors are directors and/or executive officers of Cabot Corporation. Our directors who are also directors and/or executive officers of Cabot Corporation have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both us and Cabot, as well as related party transactions and intercompany agreements between us and Cabot such as our fumed metal oxide and dispersion services agreements. In addition, a number of our directors and executive officers own Cabot stock and options on Cabot stock they acquired as employees of Cabot. This ownership could create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and Cabot.


WE MAY HAVE CONFLICTS WITH CABOT CORPORATION WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS

     We may have conflicts with Cabot Corporation that we cannot resolve and, even if we are able to do so, the resolution of these conflicts may not be as favorable as if we were dealing with a party with whom we had never been affiliated. Cabot continues to be our exclusive supplier of certain fumed metal oxides for our existing slurries under a fumed metal oxide supply agreement between Cabot and our company. These agreements were made in the context of an affiliated relationship and were negotiated in the overall context of our separation from Cabot. The prices and other terms under these agreements may be less favorable to us than what we could have obtained in arm's-length negotiations with unaffiliated third parties for similar services or under similar leases. It is particularly difficult to assess whether the price for fumed metal oxides provided under our fumed metal oxide supply agreement with Cabot is the same as or different from the price we could have obtained in arm's-length negotiations with an unaffiliated third party in light of the long-term nature of the contract, the volumes provided for under the agreement and our particular quality requirements.

      Conflicts of interest may arise between Cabot Corporation and us in a number of areas relating to our past and ongoing relationships, including:

o the terms of our fumed metal oxide supply agreement and other interim and ongoing agreements with Cabot;

o the nature, quality and pricing of transitional services Cabot has agreed to provide us;

o    business opportunities that may be attractive to both Cabot and us;

o litigation, labor, tax, employee benefit and other matters arising from our separation from Cabot; and

o    the incurrence of debt and major business combinations by us.

WE FACE RISKS ASSOCIATED WITH BEING A MEMBER OF CABOT CORPORATION'S CONSOLIDATED GROUP FOR FEDERAL INCOME TAX PURPOSES

     For the period in which Cabot Corporation continued to own 50% or greater of the vote and value of our capital stock, we will be included in Cabot's consolidated group for federal income tax purposes. Under a tax sharing agreement with Cabot, we will pay Cabot the amount of federal, state and local income taxes we would be required to pay to the relevant taxing authorities if we were a separate taxpayer not included in Cabot's consolidated or combined returns. In addition, by virtue of its controlling ownership and the tax sharing agreement for the period of time up to September 29, 2000, Cabot will effectively control substantially all of our tax decisions for that time period. Under the tax sharing agreement, Cabot will have sole authority to respond to and conduct all tax proceedings including tax audits relating to Cabot consolidated or combined income tax returns in which we are included. Moreover, notwithstanding the tax sharing agreement, federal law provides that each member of a consolidated group is liable for the group's entire tax obligation. Thus, to the extent Cabot or other members of the group fail to make any federal income tax payments required of them by law, we could be liable for the shortfall. Similar principles may apply for state income tax purposes in many states.

IF THE SPIN-OFF IS NOT TAX-FREE, WE COULD BE LIABLE TO CABOT CORPORATION FOR THE RESULTING TAXES

     On September 29, 2000, Cabot Corporation effected the spin-off of Cabot Microelectronics by distributing 0.280473721 shares of our common stock as a dividend on each outstanding share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock. We have agreed to indemnify Cabot Corporation in the event the spin-off is not tax-free to Cabot as a result of various actions taken by or with respect to us or our failure to take various actions, all as set forth in our tax sharing agreement with Cabot. We may not be able to control some of the events that could trigger this liability. In particular, any acquisition of us by a third party within two years of the spin-off could result in the spin-off becoming a taxable transaction and give rise to our obligation to indemnify Cabot for any resulting tax liability.


RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE WIDELY AND RAPIDLY

     The market price of our common stock could fluctuate significantly as a result of:

o economic and stock market conditions generally and specifically as they may impact participants in the semiconductor industry;

o changes in financial estimates and recommendations by securities analysts following our stock;

o earnings and other announcements by, and changes in market evaluations of, participants in the semiconductor industry;

o changes in business or regulatory conditions affecting participants in the semiconductor industry;

o announcements or implementation by us or our competitors of technological innovations or new products; and

o    trading volume of our common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and the British Pound. Our exposure to foreign currency exchange risks has not been significant because a significant portion of our foreign sales are denominated in U.S. dollars. As foreign markets become a more significant portion of our business, we have begun to enter into forward contracts in an effort to manage foreign currency exchange exposure. Less than 10% of our revenue is transacted in currencies other than the U.S. dollar. We currently do not enter into forward exchange contracts for speculative or trading purposes.


MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of December 31, 2000, the analysis demonstrated that such market movements would not have a material adverse effect on our financial position, results of operations or cash flows over a one year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at December 31, 2000 was not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Legal proceedings are discussed in "Footnote 8. - Contingencies", under
PART I, Item 1 - Notes to Financial Statements and such discussion is incorporated herein by reference.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                            EXHIBIT
                            NUMBER            DESCRIPTION
                            -------           -----------

                            10.25*            General Release, Waiver and Covenant Not To Sue.

                            10.26             Amended and Restated Credit Agreement, between Cabot Microelectronics
                                              Corporation and LaSalle Bank National Association, dated July 5, 2000.

                            10.27             First Amendment to Amended and Restated Credit Agreement, between
                                              Cabot Microelectronics Corporation and LaSalle Bank National
                                              Association, dated August 24, 2000.





                  * Management contract, or compensatory plan or arrangement.




          (b)    Reports on Form 8-K

              In a report dated October 6, 2000, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on September 29, 2000 Cabot Corporation effected the spin-off of Cabot Microelectronics by distributing .280473721 shares of Cabot Microelectronics common stock as a dividend on each outstanding share of Cabot common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of Cabot Microelectronics common stock. In connection with the spin-off, the Board of Directors of Cabot Microelectronics amended the company's rights plan to clarify certain of its provisions.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CABOT MICROELECTRONICS CORPORATION

Date: February 14, 2001                       /s/ MATTHEW NEVILLE
                                              ---------------------------------------------
                                              Matthew Neville
                                              President and Chief Executive Officer, Director
                                              [Principal Executive Officer]


Date: February 14, 2001                       /s/ DANIEL S. WOBBY
                                              ---------------------------------------------
                                              Daniel S. Wobby
                                              Corporate Controller
                                              [Principal Accounting Officer]


                                       22