Form 10-Q
period 2001-03-31
CABOT MICROELECTRONICS CORP
filed 2001-05-14
CIK 1102934

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 MARCH 31, 2001

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                        Commission File Number 000-30205

                       CABOT MICROELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                36-4324765
       (State of Incorporation)            (I.R.S. Employer Identification No.)

       870 NORTH COMMONS DRIVE                          60504
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

As of April 30, 2001 the Company had 23,973,754 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION                                             PAGE

         Item 1.     Financial Statements

                     Statements of Income
                         Three and Six Months Ended March 31, 2001
                         and 2000.......................................    3

                     Balance Sheets
                         March 31, 2001 and September 30, 2000..........    4

                     Statements of Cash Flows
                         Six Months Ended March 31, 2001 and 2000.......    5

                     Notes to Financial Statements......................    6

         Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............   10

         Item 3.     Quantitative and Qualitative Disclosures
                         About Market Risk..............................   18

PART II. OTHER INFORMATION

         Item 1.     Legal Proceedings..................................   18

         Item 4.     Submission of Matters to a Vote of
                         Security Holders...............................   18

         Item 6.     Exhibits and Reports on Form 8-K...................   19

PART I. FINANCIAL INFORMATION
ITEM 1.


CABOT MICROELECTRONICS CORPORATION
STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       THREE MONTHS                   SIX MONTHS
                                                                      ENDED MARCH 31,               ENDED MARCH 31,
                                                                   2001            2000           2001          2000
                                                                   ----            ----           ----          ----
Revenue  ...................................................  $      55,695    $     39,335   $   124,311    $    74,381

Cost of goods sold .........................................         25,923          19,815        58,486         36,125
                                                              -------------    ------------   -----------    -----------

         Gross profit.......................................         29,772          19,520        65,825         38,256

Operating expenses:
   Research and development.................................          6,805           4,729        13,343          9,305
   Selling and marketing....................................          2,249           1,675         4,518          3,032
   General and administrative...............................          6,485           3,326        11,632          6,901
   Amortization of goodwill and other intangibles...........            180             180           359            360
                                                              -------------    ------------   -----------    -----------
      Total operating expenses..............................         15,719           9,910        29,852         19,598
                                                              -------------    ------------   -----------    -----------

Operating income............................................         14,053           9,610        35,973         18,658

Other income, net...........................................            238             107           675            107
                                                              -------------    ------------   -----------    -----------
Income before income taxes..................................         14,291           9,717        36,648         18,765
Provision for income taxes..................................          4,907           3,500        12,825          6,800
                                                              -------------    ------------   -----------    -----------

      Net income............................................  $       9,384    $      6,217   $    23,823    $    11,965
                                                              =============    ============   ===========    ===========

Basic net income per share..................................  $        0.39    $       0.33   $      1.00    $      0.63
                                                              =============    ============   ===========    ===========

Weighted average basic shares outstanding...................         23,800          18,990        23,705         18,990
                                                              =============    ============   ===========    ===========

Diluted net income per share................................  $        0.39    $       0.33   $      0.98    $      0.63
                                                              =============    ============   ===========    ===========

Weighted average diluted shares outstanding.................         24,328          18,990        24,223         18,990
                                                              =============    ============   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

CABOT MICROELECTRONICS CORPORATION
BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  MARCH 31,        SEPTEMBER 30,
                                                                     2001              2000
                                                                     ----              ----
                                                                  (UNAUDITED)
                                     ASSETS:
Current assets:
   Cash and cash equivalents................................   $         25,993    $        9,971
   Accounts receivable, less allowance for doubtful
      accounts of $456 at March 31, 2001
      and $233 at September 30, 2000........................             29,604            30,595
   Inventories..............................................             19,546            14,014
   Prepaid expenses and other current assets................              2,734             2,752
   Income taxes refundable..................................              3,311                 -
   Deferred income taxes....................................              2,565             1,721
                                                               ----------------    --------------
         Total current assets...............................             83,753            59,053

Property, plant and equipment, net..........................             79,453            71,873
Goodwill, net...............................................              1,186             1,328
Other intangible assets, net................................              1,782             2,002
Deferred income taxes.......................................              2,097             1,271
Other assets................................................                388               579
                                                               ----------------    --------------
         Total assets.......................................   $        168,659    $      136,106
                                                               ================    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable.........................................   $         10,460    $       11,646
   Accrued expenses and other current liabilities...........             13,516            12,554
   Deferred income taxes....................................                 32                 -
                                                               ----------------    --------------
         Total current liabilities..........................             24,008            24,200

   Long-term debt...........................................              3,500             3,500
   Deferred income taxes....................................              1,609               160
   Deferred compensation....................................                  -               684
                                                               ----------------    --------------
         Total liabilities..................................             29,117            28,544

Commitments and contingencies (Note 8)

Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued and outstanding: 23,925,770 shares at
      March 31, 2001 and 23,590,293 at September 30, 2000 ..   $             24    $           24
   Capital in excess of par value of common stock...........            101,413            88,290
   Retained earnings........................................             42,360            18,538
   Accumulated other comprehensive income (loss)............             (3,990)              792
   Unearned compensation....................................               (265)              (82)
                                                               -----------------   ---------------
         Total stockholders' equity.........................            139,542           107,562
                                                               ----------------    --------------

         Total liabilities and stockholders' equity.........   $        168,659    $      136,106
                                                               ================    ==============

   The accompanying notes are an integral part of these financial statements.

CABOT MICROELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED AND IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                             MARCH 31,
                                                                     2001                 2000
                                                                     ----                 ----
Cash flows from operating activities:
   Net Income...............................................    $       23,823      $       11,965
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization.........................             3,815               1,876
      Noncash compensation expense..........................             1,504                 550
      Provision for inventory writedown.....................               716                 100
      Stock option income tax benefits......................             4,469                   -
      Deferred income tax (benefit) expense.................              (190)                 38
      Loss on disposal of property, plant
        and equipment.......................................                 -                  13
   Changes in operating assets and liabilities:
      Accounts receivable...................................            (1,043)             (1,457)
      Inventories...........................................            (5,499)             (5,532)
      Prepaid expenses and other current assets.............              (224)             (1,263)
      Other noncurrent assets...............................               191                   -
      Accounts payable......................................              (456)              1,714
      Accrued expenses and other current liabilities........               612               1,207
      Income taxes payable..................................            (3,291)                  -
      Deferred compensation.................................              (684)                212
                                                                --------------      --------------
Net cash provided by operating activities...................            23,743               9,423

Cash flows from investing activities:
   Additions to property, plant and equipment...............           (14,805)            (17,960)
   Proceeds from the sale of property, plant,
        and equipment.......................................                 2               1,689
                                                                --------------      --------------
Net cash used by investing activities.......................           (14,803)            (16,271)
                                                                --------------      --------------

Cash flows from financing activities:
   Proceeds from issuance of long term debt.................                 -              17,000
   Dividend paid to Cabot Corporation.......................                 -             (17,000)
   Net proceeds from issuance of stock......................             7,021                   -
   Net capital contributed by Cabot Corporation.............                 -               6,901
                                                                --------------      --------------
Net cash provided by financing activities...................             7,021               6,901
                                                                --------------      --------------

Effect of exchange rate changes on cash.....................                61                 (50)
                                                                --------------      --------------
Increase in cash............................................            16,022                   3
Cash and cash equivalents at beginning of period............             9,971                  38
                                                                --------------      --------------
Cash and cash equivalents at end of period..................    $       25,993      $           41
                                                                ==============      ==============


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

     The unaudited financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position, results of operations and cash flows for the three and six months ended March 31, 2001 and March 31, 2000. Our financial statements reflect the historical results of operations, financial position and cash flows of Cabot Microelectronics, which prior to the initial public offering and spin-off discussed in Note 2, operated as a division and subsidiary (incorporated October, 1999) of Cabot Corporation ("Cabot"). The results of operations for the three and six months ended March 31, 2001 may not be indicative of the results to be expected for the fiscal year ending September 30, 2001. These financial statements should be read in conjunction with the financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2000. We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries. Certain reclassifications of prior fiscal year amounts have been made to conform with the current period presentation.

     The balance sheets have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to Cabot Microelectronics. The statements of income include all revenue and costs attributable to Cabot Microelectronics. For the six months ended March 31, 2000, the statements of income include an allocation from Cabot Corporation of employee benefits and costs of shared services (including legal, finance, human resources, information systems, corporate office, and safety, health and environmental expenses). These costs were allocated to Cabot Microelectronics based on criteria that management believes to be equitable, such as Cabot Microelectronics' revenue, headcount, or actual utilization in proportion to Cabot Corporation's revenue, headcount, or actual utilization. Management believes this provides a reasonable estimate of the costs attributable to Cabot Microelectronics. For the six months ended March 31, 2000, such allocated costs amounted to $3,021. Allocated costs may not necessarily be indicative of the costs that would have been incurred by Cabot Microelectronics on a stand-alone basis.


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

     On September 29, 2000, Cabot Corporation effected the spin-off ("spin-off"), of Cabot Microelectronics by distributing 0.280473721 shares of Cabot Microelectronics common stock as a dividend on each share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of Cabot Microelectronics common stock.

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.   NET INCOME PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Shares", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("net income per share") computations. Basic and diluted net income per share were calculated as follows:

                                                                      THREE MONTHS                    SIX MONTHS
                                                                     ENDED MARCH 31,                ENDED MARCH 31,
                                                                  2001           2000             2001          2000
                                                                  ----           ----             ----          ----
Numerator:
         Income available to common shares................    $     9,384    $     6,217      $     23,823  $    11,965
                                                              ===========    ===========      ============  ===========

Denominator:
         Weighted average common shares...................     23,800,442     18,989,744        23,704,593   18,989,744
              (Denominator for basic calculation)

         Weighted average effect of dilutive securities:
              Stock based compensation ...................        527,059              -           518,052            -
                                                              -----------    -----------      ------------  -----------
         Diluted weighted average common shares...........     24,327,501     18,989,744        24,222,645   18,989,744
                                                              ===========    ===========      ============  ===========
              (Denominator for diluted calculation)

Net income per share:

         Basic............................................    $      0.39    $      0.33      $       1.00  $      0.63
                                                              ===========    ===========      ============  ===========

         Diluted..........................................    $      0.39    $      0.33      $       0.98  $      0.63
                                                              ===========    ===========      ============  ===========


     Basic and diluted net income per share for the three and six months ended March 31, 2000 have been calculated using the 18,989,744 shares that were owned by Cabot Corporation prior to the closing of the initial public offering. These shares take into consideration a 18,989,744 to 1 stock split which occurred subsequent to March 31, 2000, but prior to the completion of the initial public offering.


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

     The adoption of SFAS 133 resulted in a reduction to comprehensive income for the three and six months ended March 31, 2001 of $160 and $806, respectively. This was attributable to unrealized losses on derivatives designated as cash flow hedges which were entered into to hedge commitments involving construction contracts associated with our Geino, Japan expansion. We will reclassify gains and losses associated with cash flow hedges into earnings in the same period or periods in which related assets affect earnings. There were no other significant derivatives as of March 31, 2001. The adoption of SFAS 133 did not have a material impact on the Company's operations or financial position.

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.   COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):

                                                                        THREE MONTHS                  SIX MONTHS
                                                                       ENDED MARCH 31,              ENDED MARCH 31,
                                                                   2001             2000          2001           2000
                                                                   ----             ----          ----           ----
         Net Income.......................................    $      9,384      $     6,217   $    23,823     $   11,965
         Other comprehensive income:
              Net unrealized loss on derivative instruments           (646)               -          (806)             -
              Foreign currency translation adjustment.....          (2,810)            (339)       (3,976)          (305)
                                                              ------------      -----------   -----------     ----------
         Total comprehensive income.......................    $      5,928      $     5,878   $    19,041     $   11,660
                                                              ============      ===========   ===========     ==========


6.   INVENTORIES

     Inventories consisted of the following:

                                                                                               MARCH 31,    SEPTEMBER 30,
                                                                                                  2001          2000
                                                                                                  ----          ----
         Raw materials.....................................................................   $    13,524     $    9,139
         Work in process...................................................................            92             28
         Finished goods....................................................................         5,930          4,847
                                                                                              -----------     ----------
         Total.............................................................................   $    19,546     $   14,014
                                                                                              ===========     ==========

7.   LONG-TERM DEBT

     At March 31, 2001 debt was comprised of an unsecured term loan in the amount of $3,500 funded on the basis of the State of Illinois State Treasurer's Economic Program. This loan is due on June 1, 2005 and incurs interest at an annual rate of 6.37%. We originally borrowed $17,000 under a term credit facility and paid the proceeds of this borrowing to Cabot Corporation as a dividend. The original debt was comprised of a term loan in the amount of $13,500 and the $3,500 term loan referred to above. During the third quarter of 2000, Cabot Microelectronics repaid the $13,500 term loan and subsequent to June 30, 2000, this term loan was converted to a revolving line of credit of $8,500 described below.

     We also have a $25,000 unsecured revolving credit facility which terminates in March 29, 2003. Interest is incurred at either the institution's base rate or the LIBOR rate plus an applicable margin. We also have a $8,500 revolving line of credit which terminates on June 1, 2003. Interest is incurred at either the institution's base rate or the Eurodollar rate plus an applicable margin. Loans under both facilities will be used primarily for general corporate purposes, including working capital and capital expenditures. No amounts were outstanding under either line of credit at March 31, 2001 or September 30, 2000.


8.   CONTINGENCIES

     In June 1998, one of our major competitors, Rodel Inc., filed a lawsuit against Cabot Corporation in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot Corporation is infringing United States Patent No. 4,959,113 (entitled "Method and Composition for Polishing Metal Surfaces"), which is owned by an affiliate of Rodel. We refer to this patent as the Roberts patent and this lawsuit as the Roberts lawsuit. Cabot Corporation filed an answer and counterclaim seeking dismissal of the Roberts lawsuit with

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


prejudice, a judgment that Cabot Corporation is not infringing the Roberts patent and/or that the Roberts patent is invalid, and other relief. Cabot Corporation subsequently filed a motion for summary judgment that the Roberts patent is invalid because all of the claims contained in the patent were not sufficiently different under applicable patent law from subject matter contained in previously granted patents, specifically United States Patents Nos. 4,705,566, 4,956,015 and 4,929,257, each of which is owned by a third party not affiliated with Rodel or us. This motion was denied on September 30, 1999 based on the court's finding that there were genuine issues of material fact to be determined at trial. After the ruling on the summary judgment motion, Rodel filed a request for reexamination of the Roberts patent with the United States Patent and Trademark Office (PTO), which was granted on November 12, 1999. On March 28, 2000 the court issued an order staying the Roberts action, which presently is in the discovery stage, pending completion of the reexamination of the Roberts patent by the PTO. In light of the reexamination, on September 29, 2000, the court denied the parties' respective motions to amend and dismiss, with leave to refile subsequent to completion of the reexamination. As of May 1, 2001, the case remains stayed following the issuance of the reexamination certificate by the PTO on March 13, 2001.

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

      Although Cabot Corporation is the only named defendant in these lawsuits at present, the defense of which we have assumed and now are controlling, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. While we believe there are meritorious defenses to the pending actions and intend to defend them vigorously, these defenses may not be successful. If Rodel (and/or Rodel Holdings) prevails in either of these cases, we may have to pay damages and, in the future, may be prohibited from producing any products found to infringe or required to pay Rodel (and/or Rodel Holdings) royalty and licensing fees with respect to sales of those products. We do not believe a loss is probable, nor can we estimate the amount of loss, if any, that might result from this matter. Accordingly, no provision has been made in our financial statements.

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Cabot Microelectronics Corporation is required to be in conformity with the provisions of SAB 101 no later than July 1, 2001 and we do not expect a material change in our financial condition or results of operations as a result of the adoption of SAB 101.


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

     Financial comparisons with prior periods are affected by certain agreements entered into with Cabot Corporation at the time of the initial public offering. We historically sold various dispersion products to Cabot Corporation at our cost of manufacturing. We entered into a dispersion services agreement with Cabot Corporation, which became effective upon the completion of our initial public offering, under which we provide dispersion products to Cabot Corporation at our cost to manufacture plus a margin and Cabot Corporation supplies us with the fumed metal oxide raw materials for these dispersions. The effect is to reduce both our cost of goods sold and revenue for these dispersions since we no longer purchase these materials and include them in either cost of goods sold or revenue. In addition, we historically purchased fumed metal oxides, critical raw materials for our slurries, from Cabot Corporation at their standard cost. We entered into a fumed metal oxide supply agreement with Cabot Corporation, which became effective on April 4, 2000, under which we purchase fumed metal oxides at a contractually agreed upon price. The agreement provides for fixed price increases each year and other price increases if Cabot Corporation's cost of producing fumed metal oxides increases. The effects of these agreements on the comparison of operating results are disclosed in the discussion that follows.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED MARCH 31, 2000

REVENUE

     Total revenue was $55.7 million for the three months ended March 31, 2001, which represented a 42%, or $16.4 million, increase from the three months ended March 31, 2000. Of this increase, $14.9 million was due to a 38% increase in volume and $1.4 million was due to increased weighted average selling prices due to product sales mix. The volume growth was driven mainly by the increased use of CMP slurries in the manufacture of IC devices. Revenue for the three months ended March 31, 2000 would have been $0.3 million lower had our dispersion services agreement with Cabot Corporation been in effect throughout the period.

     The significant inventory build of IC chips over the last half of 2000 and the weakening demand in most of the end market applications for electronic systems combined with weakness in the overall economy, has led to a rapid decline in semiconductor capacity utilization, capital spending and wafer starts. Some of the advanced IC products, those at or below 0.25 micron feature sizes, have been affected by this rapid decline. As a result, our business is being impacted, despite the continued growth of the leading edge process technologies like copper, feature shrinks and 300mm wafers.

COST OF GOODS SOLD

     Total cost of goods sold was $25.9 million for the three months ended March 31, 2001, which represented an increase of 31% or $6.1 million from the three months ended March 31, 2000. This increase was primarily due to higher sales volume. Certain favorable inventory adjustments of $0.6 million also reduced cost of goods sold. Cost of goods sold for the three months ended March 31, 2000 would have been $1.4 million higher had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect throughout this period.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 53% for the three months ended March 31, 2001 as compared to 50% for the three months ended March 31, 2000. The increase in gross profit resulted primarily from favorable sales mix and a lower percentage of sales being sourced from Geino, Japan. Gross margin for the three months ended March 31, 2000 would have been 46% of net revenue had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect throughout this period.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $6.8 million in the three months ended March 31, 2001, which represented an increase of 44%, or $2.1 million, from the three months ended March 31, 2000. The majority of this increase was due to higher staffing levels and operating supplies. Key activities during the three months ended March 31, 2001 involved the continued development of new and enhanced slurry products, new CMP polishing pad technology and advanced particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $2.2 million in the three months ended March 31, 2001, which represented an increase of 34%, or $0.6 million, from the three months ended March 31, 2000. The increase was primarily due to increased selling and marketing activities in the Asia Pacific region.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $6.5 million in the three months ended March 31, 2001, which represented an increase of 95%, or $3.2 million, from the three months ended March 31, 2000. The increase was primarily related to increased staffing and other expenses needed to support the general growth of the business. This increase also includes a $0.9 million non-cash charge related to a stock option agreement.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.2 million in the three months ended March 31, 2001 and the three months ended March 31, 2000 and related to goodwill and other intangible assets associated with the acquisition of selected distributor assets from a third party in 1995.

PROVISION FOR INCOME TAXES

     The effective tax rate on income from operations was 34.3% for the three months ended March 31, 2001 and 36.0% for the three months ended March 31, 2000. The decrease in the effective tax rate was mainly driven by a greater percentage of export sales resulting in increased foreign sales corporation deductions.

NET INCOME

     Net income was $9.4 million in the three months ended March 31, 2001, which represented an increase of 51%, or $3.2 million, from the three months ended March 31, 2000 as a result of the factors discussed above. Net income for the three months ended March 31, 2000 would have been $1.3 million lower had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect throughout the period.



SIX MONTHS ENDED MARCH 31, 2001 VERSUS SIX MONTHS ENDED MARCH 31, 2000

REVENUE

     Total revenue was $124.3 million for the six months ended March 31, 2001, which represented a 67%, or $49.9 million, increase from the six months ended March 31, 2000. Of this increase, $43.5 million was due to a 58% increase in volume and $6.4 million was due to increased weighted average selling prices due to product sales mix. The volume growth was driven mainly by the increased use of CMP slurries in the manufacture of IC devices. Revenue for the six months ended March 31, 2000 would have been $0.6 million lower had our dispersion services agreement with Cabot Corporation been in effect throughout this period.

COST OF GOODS SOLD

     Total cost of goods sold was $58.5 million for the six months ended March 31, 2001, which represented an increase of 62% or $22.4 million from the six months ended March 31, 2000. This increase was primarily due to higher sales volume. The overall increase in costs was partially offset by certain favorable inventory adjustments of $0.6 million. Cost of goods sold for the six months ended March 31, 2000 would have been $2.4 million higher had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect throughout this period.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 53% for the six months ended March 31, 2001 as compared to 51% for the six months ended March 31, 2000. The increase in gross profit resulted primarily from favorable sales mix. Gross margin for the six months ended March 31, 2000 would have been 48% of net revenue had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect throughout this period.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $13.3 million in the six months ended March 31, 2001, which represented an increase of 43%, or $4.0 million, from the six months ended March 31, 2000. The majority of this increase was due to higher staffing levels and operating supplies. Key activities during the six months ended March 31, 2001 involved the continued development of new and enhanced slurry products, new CMP polishing pad technology and advanced particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $4.5 million in the six months ended March 31, 2001, which represented an increase of 49%, or $1.5 million, from the six months ended March 31, 2000. The increase was primarily due to increased selling and marketing activities in the Asia Pacific and North America regions.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $11.6 million in the six months ended March 31, 2001, which represented an increase of 69%, or $4.7 million, from the six months ended March 31, 2000. The increase resulted primarily from increased staffing and expenses needed to support the general growth of the business. This increase also includes a $0.9 million non-cash charge related to a stock option agreement.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.4 million in the six months ended March 31, 2001 and the six months ended March 31, 2000 and related to goodwill and other intangible assets associated with the acquisition of selected distributor assets from a third party in 1995.

PROVISION FOR INCOME TAXES

     The effective tax rate on income from operations was 35.0% in the six months ended March 31, 2001 and 36.2% for the six months ended March 31, 2000. The decrease in the effective tax rate was mainly driven by a greater percentage of export sales resulting in increased foreign sales corporation deductions.

NET INCOME

     Net income was $23.8 million in the six months ended March 31, 2001, which represented an increase of 99%, or $11.9 million, from the six months ended March 31, 2000 as a result of the factors discussed above. Net income for the six months ended March 31, 2000 would have been $2.3 million lower had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect throughout the period.



                         LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $23.7 million in the six months ended March 31, 2001 and $9.4 million in the six months ended March 31, 2000. Our cash provided by operating activities for the six months ended March 31, 2001 originated from net income from operations of $23.8 million plus non-cash items of $10.3 million, offset by a net increase in working capital of $10.4 million mostly from increases in inventory and decreases in income taxes payable. Our principal funding requirements have been for working capital and for additions to property, plant and equipment that support the expansion of our business.

     In the six months ended March 31, 2001, cash flows used in investing activities were $14.8 million, primarily due to the expansion of our Geino, Japan manufacturing facility and the purchase of production and research and development equipment in Aurora, Illinois. In the six months ended March 31, 2000, cash flows used in investing activities were $16.3 million, primarily due to the construction of our Aurora, Illinois manufacturing building, the purchase of land in Korea for a new distribution facility and the purchase of research and development equipment.

     Cash flows from financing activities of $7.0 million for the six months ended March 31, 2001 resulted from the issuance of common stock for the exercise of stock options and the Employee Stock Purchase Plan. Cash flows from financing activities for the six months ended March 31, 2000 were $6.9 million and resulted from capital contributions from Cabot Corporation. During that period we also borrowed $17.0 million under a term credit facility and paid the proceeds of this borrowing to Cabot as a dividend.

     We have a $25 million unsecured revolving credit facility which terminates on March 29, 2003. Interest is incurred at either the institution's base rate or the LIBOR rate plus an applicable margin. We also have a $8.5 million revolving line of credit which terminates on June 1, 2003. Interest is incurred at either the institution's base rate or the Eurodollar rate plus an applicable margin. Loans under both facilities will be used primarily for general corporate purposes, including working capital and capital expenditures. No amounts were outstanding under either line of credit at March 31, 2001 or September 30, 2000.

     We believe that cash generated by our operations and available borrowings under our revolving credit facilities will be sufficient to fund our operations and expected capital expenditures for the next 24 months. However, we plan to expand our business and continue to improve our technology and, to do so, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

     The historical financial information we have presented may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity for the six months ended March 31, 2000 and may not be indicative of what our results of operations, financial position and cash flows will be in the future. As a result, information to evaluate our business is limited. This is because:

- when we were a division of Cabot Corporation, Cabot provided us with various services and allocated expenses for these services to us in amounts that may not have been the same as the expenses we would have incurred had we performed or acquired these services ourselves;

- we have changed our fumed metal oxide supply and dispersion services arrangements with Cabot Corporation and the prices we are paying under our new arrangements are higher than the prices we paid prior to our initial public offering; and

- the historical financial information for the periods prior to our initial public offering does not reflect other events and changes that have occurred or will occur as a result of our separation from Cabot Corporation, including the establishment of our capital structure, the incurrence of debt and changes in our expenses as a result of new employee, tax and other structures and matters.


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

     For the six months ended March 31, 2001, our five largest customers accounted for approximately 57% of our revenue. This represents a slight increase over the six months ended March 31, 2000 in which our five largest customers accounted for approximately 55% of revenue.


IF WE LOSE PENDING OR FUTURE INTELLECTUAL PROPERTY LAWSUITS RELATING TO OUR BUSINESS, WE COULD BE LIABLE FOR SIGNIFICANT DAMAGES AND LEGAL EXPENSES AND COULD BE ENJOINED FROM MANUFACTURING OUR SLURRY PRODUCTS

     Cabot Corporation is currently the subject of two lawsuits against it involving infringement claims relating to our business. If Cabot Corporation or we were to lose these or future lawsuits, we could be liable for significant damages and legal expenses and could be enjoined from manufacturing our slurry products. Although Cabot Corporation is the only named defendant in these lawsuits at present, the defense of which we have assumed and are now controlling, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. See "Footnote 8. - Contingencies", under
PART I, Item 1 - Notes to Financial Statements in this Quarterly Report on Form 10-Q for further discussion.

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

     Fumed metal oxides are the primary raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides. Cabot Corporation is currently our exclusive supplier of certain fumed metal oxides for certain of our products. We have entered into a fumed metal oxide supply agreement with Cabot Corporation, which became effective upon completion of our initial public offering, and under which, according to certain terms and conditions, Cabot continues to be our exclusive supplier of certain fumed metal oxides for our slurry products produced as of the date of the initial public offering. It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation encounters supply problems.

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


WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. For fiscal 2000, approximately 56% of our revenue was generated by sales to customers outside the United States. For the six months ended March 31, 2001, approximately 61% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in foreign countries. These risks include, but are not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights.


RISKS RELATING TO OUR SEPARATION FROM CABOT CORPORATION

WE CURRENTLY USE CABOT CORPORATION'S INFORMATION TECHNOLOGY SERVICES AND SYSTEMS AND OUR ABILITY TO SATISFY OUR CUSTOMERS AND OPERATE OUR BUSINESS WILL SUFFER IF WE DO NOT IMPLEMENT A NEW COST EFFECTIVE INFRASTRUCTURE TO SUPPORT OUR EXPANDING BUSINESS NEEDS

     We currently use duplicated versions of Cabot Corporation's systems to support our operations, including systems covering order processing, inventory management, shipping and accounting. Many of these systems were not optimized for our business processes. We have initiated a project to implement new systems to replace the duplicated versions of Cabot's systems within the next 12 months. We may not be successful in implementing these systems and transitioning data from the duplicated versions of Cabot's systems to our new systems. We continue to rely upon the network infrastructure provided and maintained by Cabot.


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


WE MAY HAVE CONFLICTS WITH CABOT CORPORATION WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS

     Conflicts of interest may arise between Cabot Corporation and us in a number of areas relating to our past and ongoing relationships. We may have conflicts with Cabot Corporation that we cannot resolve and, even if we are able to do so, the resolution of these conflicts may not be as favorable as if we were dealing with a party with whom we had never been affiliated. For example, Cabot continues to be our exclusive supplier, subject to certain terms and conditions, of certain fumed metal oxides for our slurry products produced as of the date of our initial public offering under a fumed metal oxide supply agreement between Cabot and our company. This and other agreements were made in the context of an affiliated relationship and were negotiated in the overall context of our separation from Cabot. The prices and other terms under these agreements may be less favorable to us than what we could have obtained in arm's-length negotiations with unaffiliated third parties for similar services or under similar agreements. It is particularly difficult to assess whether the price for fumed metal oxides provided under our fumed metal oxide supply agreement with Cabot is the same as or different from the price we could have obtained in arm's-length negotiations with an unaffiliated third party in light of the long-term nature of the contract, the volumes provided for under the agreement and our particular quality requirements.


WE FACE RISKS ASSOCIATED WITH BEING A MEMBER OF CABOT CORPORATION'S CONSOLIDATED GROUP FOR FEDERAL INCOME TAX PURPOSES

     For the period prior to the spin-off from Cabot Corporation, we will be included in Cabot's consolidated group for federal income tax purposes. Under a tax sharing agreement with Cabot, we will pay Cabot the amount of federal, state and local income taxes we would be required to pay to the relevant taxing authorities if we were a separate taxpayer not included in Cabot's consolidated or combined returns. In addition, by virtue of its controlling ownership and the tax sharing agreement for the period of time up to September 29, 2000, Cabot will effectively control substantially all of our tax decisions for that time period. Under the tax sharing agreement, Cabot will have sole authority to respond to and conduct all tax proceedings including tax audits relating to Cabot consolidated or combined income tax returns in which we are included. Moreover, notwithstanding the tax sharing agreement, federal law provides that each member of a consolidated group is liable for the group's entire tax obligation. Thus, to the extent Cabot or other members of the group fail to make any federal income tax payments required of them by law, we could be liable for the shortfall. Similar principles may apply for state income tax purposes in many states.


IF THE SPIN-OFF IS NOT TAX-FREE, WE COULD BE LIABLE TO CABOT CORPORATION FOR THE RESULTING TAXES

     On September 29, 2000, Cabot Corporation effected the spin-off of Cabot Microelectronics by distributing 0.280473721 shares of our common stock as a dividend on each share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock. We have agreed to indemnify Cabot Corporation in the event the spin-off is not tax-free to Cabot as a result of various actions taken by or with respect to us or our failure to take various actions, all as set forth in our tax sharing agreement with Cabot. We may not be able to control some of the events that could trigger this liability. In particular, any acquisition of us by a third party within two years of the spin-off could result in the spin-off becoming a taxable transaction and give rise to our obligation to indemnify Cabot for any resulting tax liability.


RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE WIDELY AND RAPIDLY

     The market price of our common stock could fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor industry; changes in financial estimates and recommendations by securities analysts following our stock; earnings and other announcements by, and changes in market evaluations of, participants in the semiconductor industry; changes in business or regulatory conditions affecting participants in the semiconductor industry; announcements or implementation by us or our competitors of technological innovations or new products; and trading volume of our common stock.

     The securities of many companies have experienced extreme price and volume fluctuations in recent years, often unrelated to the companies' operating performance. Specifically, market prices for securities of technology related companies have frequently reached elevated levels, often following their initial public offerings. These levels may not be sustainable and may not bear any relationship to these companies' operating performances. In the past, following periods of volatility in the market price of a company's securities, stockholders have often instituted securities class action litigation against a company. If we were involved in a class action suit, it could divert the attention of senior management, and, if adversely determined, have a negative impact on our business, results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and the British Pound. Our exposure to foreign currency exchange risks has not been significant because a significant portion of our foreign sales are denominated in U.S. dollars. As foreign markets become a more significant portion of our business, we have begun to enter into forward contracts in an effort to manage foreign currency exchange exposure. Approximately 15% of our revenue is transacted in currencies other than the U.S. dollar. We currently do not enter into forward exchange contracts for speculative or trading purposes.


MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of March 31, 2001, the analysis demonstrated that such market movements would not have a material adverse effect on our financial position, results of operations or cash flows over a one year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at March 31, 2001 was not material.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Legal proceedings are discussed in "Footnote 8. - Contingencies", under
PART I, Item 1 - Notes to Financial Statements and such discussion is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of Cabot Microelectronics held on March 13, 2001, the following proposals were adopted:

Proposal I - Election of Directors

                     Number of Votes For Election    Number of Votes Withheld
                     ----------------------------    -------------------------

Juan Enriquez-Cabot           21,404,688                      487,116
William P. Noglows            21,313,275                      578,529


Proposal II - Approval of Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan

     A proposal to approve our Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan was approved with 10,844,949 shares cast for, 7,693,378 shares cast against and 251,625 shares abstaining. In addition, there were 3,101,851 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                       EXHIBIT
                       NUMBER      DESCRIPTION

                       10.14 Amended and Restated 2000 Equity Incentive Plan, dated March 13, 2001.*

                       10.23(1) Form of Change in Control Severance Protection Agreement

                       10.28       Directors Deferred Compensation Plan.*


                 * Management contract, or compensatory plan or arrangement.

                 (1) Filed as Exhibit 10.23 to, and incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the commission on December 28, 2000. Substantially similar change in control severance protection agreements have been entered into in our second fiscal quarter of 2001 with Martin M. Ellen, Hiroyuki Nishiya, Daniel S. Wobby and certain other key employees, with differences in the amount of payments, benefits and particular terms and conditions to be received by such persons.


         (b)     Reports on Form 8-K

              In a report dated March 12, 2001, Cabot Microelectronics reported under Item 9. "Regulation FD Disclosure" and Item 7. "Financial Statements and Exhibits" that on March 12, 2001 Cabot Microelectronics updated its outlook for its financial performance for the second fiscal quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CABOT MICROELECTRONICS CORPORATION


Date: May 14, 2001                 /s/ MARTIN M. ELLEN
                                   --------------------------------------------
                                   Martin M. Ellen
                                   Vice President and Chief Financial Officer
                                   [Principal Financial Officer]


Date: May 14, 2001                 /s/ DANIEL S. WOBBY
                                   --------------------------------------------
                                   Daniel S. Wobby
                                   Corporate Controller
                                   [Principal Accounting Officer]



20