Form 10-Q
period 2001-06-30
CABOT MICROELECTRONICS CORP
filed 2001-08-10
CIK 1102934

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2001

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                           YES   X      NO
                              -------      -------

As of July 31, 2001 the Company had 24,047,215 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I. FINANCIAL INFORMATION
         Item 1.    Financial Statements

                    Statements of Income
                        Three and Nine Months Ended June 30, 2001 and 2000...................................    3

                    Balance Sheets
                        June 30, 2001 and September 30, 2000.................................................    4

                    Statements of Cash Flows
                        Nine Months Ended June 30, 2001 and 2000.............................................    5

                    Notes to Financial Statements............................................................    6

         Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..................................................   10

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................   18

PART II. OTHER INFORMATION

         Item 1.     Legal Proceedings.......................................................................   18

         Item 6.     Exhibits and Reports on Form 8-K........................................................   19

PART I. FINANCIAL INFORMATION
ITEM 1.


CABOT MICROELECTRONICS CORPORATION
STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS                 NINE MONTHS
                                                                       ENDED JUNE 30,               ENDED JUNE 30,
                                                                   2001            2000          2001           2000
                                                                   ----            ----          ----           ----
Revenue  ...................................................  $      51,470    $     50,589   $   175,781    $   124,970

Cost of goods sold .........................................         24,628          22,983        83,114         59,108
                                                              -------------    ------------   -----------    -----------

         Gross profit.......................................         26,842          27,606        92,667         65,862

Operating expenses:
   Research and development.................................          6,165           5,213        19,508         14,518
   Selling and marketing....................................          1,947           2,128         6,465          5,161
   General and administrative...............................          5,316           6,316        16,948         13,218
   Amortization of goodwill and other intangibles...........            180             179           539            538
                                                              -------------    ------------   -----------    -----------
      Total operating expenses..............................         13,608          13,836        43,460         33,435
                                                              -------------    ------------   -----------    -----------

Operating income............................................         13,234          13,770        49,207         32,427

Other income, net...........................................            166              20           841            127
                                                              -------------    ------------   -----------    -----------
Income before income taxes..................................         13,400          13,790        50,048         32,554
Provision for income taxes..................................          4,544           5,000        17,369         11,800
                                                              -------------    ------------   -----------    -----------

      Net income............................................  $       8,856    $      8,790   $    32,679    $    20,754
                                                              =============    ============   ===========    ===========

Basic net income per share..................................  $        0.37    $       0.38   $      1.37    $      1.02
                                                              =============    ============   ===========    ===========

Weighted average basic shares outstanding...................         23,975          23,383        23,774         20,417
                                                              =============    ============   ===========    ===========

Diluted net income per share................................  $        0.36    $       0.37   $      1.35    $      0.99
                                                              =============    ============   ===========    ===========

Weighted average diluted shares outstanding.................         24,450          23,921        24,285         20,955
                                                              =============    ============   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

CABOT MICROELECTRONICS CORPORATION
BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        JUNE 30,         SEPTEMBER 30,
                                                                                          2001               2000
                                                                                          ----               ----
                                                                                       (UNAUDITED)
                                     ASSETS:
Current assets:
   Cash and cash equivalents......................................................   $         33,903    $        9,971
   Accounts receivable, less allowance for doubtful
      accounts of $713 at June 30, 2001
      and $233 at September 30, 2000..............................................             29,373            30,595
   Inventories....................................................................             20,880            14,014
   Prepaid expenses and other current assets......................................              1,227             2,752
   Income taxes refundable and deferred income taxes..............................              4,838             1,721
                                                                                     ----------------    --------------
         Total current assets.....................................................             90,221            59,053

Property, plant and equipment, net................................................             88,638            71,873
Goodwill, net.....................................................................              1,116             1,328
Other intangible assets, net......................................................              1,672             2,002
Deferred income taxes and other assets............................................              3,056             1,850
                                                                                     ----------------    --------------
         Total assets.............................................................   $        184,703    $      136,106
                                                                                     ================    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable...............................................................   $         12,907    $       11,646
   Accrued expenses and other current liabilities.................................             13,185            12,554
                                                                                     ----------------    --------------
         Total current liabilities................................................             26,092            24,200

   Long-term debt.................................................................              3,500             3,500
   Deferred income taxes..........................................................              3,522               160
   Deferred compensation and other long term liabilities..........................                131               684
                                                                                     ----------------    --------------
         Total liabilities........................................................             33,245            28,544

Commitments and contingencies (Note 8)

Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued and outstanding: 24,004,970 shares at June 30, 2001 and
      23,590,293 at September 30, 2000 ...........................................   $             24    $           24
   Capital in excess of par value of common stock.................................            104,293            88,290
   Retained earnings..............................................................             51,217            18,538
   Accumulated other comprehensive income (loss)..................................             (3,690)              792
   Unearned compensation..........................................................               (386)              (82)
                                                                                     -----------------   ---------------
         Total stockholders' equity...............................................            151,458           107,562
                                                                                     ----------------    --------------

         Total liabilities and stockholders' equity...............................   $        184,703    $      136,106
                                                                                     ================    ==============


   The accompanying notes are an integral part of these financial statements.

CABOT MICROELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED AND IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           2001            2000
                                                                                           ----            ----
Cash flows from operating activities:
   Net Income .......................................................................    $ 32,679        $ 20,754
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization .................................................       5,705           3,266
      Noncash compensation expense and non-employee stock options ...................       1,738           2,938
      Provision for inventory writedown .............................................       1,016             350
      Stock option income tax benefits ..............................................       5,549               -
      Deferred income tax (benefit) expense .........................................         379             (76)
      Loss on disposal of property, plant
        and equipment ...............................................................          15              13
   Changes in operating assets and liabilities:
      Accounts receivable ...........................................................        (739)         (7,651)
      Inventories ...................................................................      (7,006)         (7,614)
      Prepaid expenses and other assets .............................................       1,616            (392)
      Accounts payable, accrued expenses and other current liabilities ..............       2,262          11,654
      Income taxes payable, deferred compensation and other noncurrent liabilities ..      (2,155)             93
                                                                                         --------        --------
Net cash provided by operating activities ...........................................      41,059          23,335

Cash flows from investing activities:
   Additions to property, plant and equipment .......................................     (25,460)        (30,047)
   Proceeds from the sale of property, plant and equipment ..........................           2           1,689
                                                                                         --------        --------
Net cash used by investing activities ...............................................     (25,458)        (28,358)
                                                                                         --------        --------

Cash flows from financing activities:
   Proceeds from issuance of long term debt .........................................           -          17,000
   Repayments of long term debt .....................................................           -         (13,500)
   Dividend paid to Cabot Corporation ...............................................           -         (81,300)
   Net proceeds from issuance of stock ..............................................       8,470          82,765
   Net capital contributed by Cabot Corporation .....................................           -          10,070
                                                                                         --------        --------
Net cash provided by financing activities ...........................................       8,470          15,035
                                                                                         --------        --------

Effect of exchange rate changes on cash .............................................        (139)             51
                                                                                         --------        --------
Increase in cash ....................................................................      23,932          10,063
Cash and cash equivalents at beginning of period ....................................       9,971              38
                                                                                         --------        --------
Cash and cash equivalents at end of period ..........................................    $ 33,903        $ 10,101
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

     The unaudited financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of June 30, 2001, cash flows for the nine months ended June 30, 2001 and June 30, 2000 and results of operations for the three and nine months ended June 30, 2001 and June 30, 2000. Our financial statements reflect the historical results of operations, financial position and cash flows of Cabot Microelectronics which, prior to the initial public offering and spin-off discussed in Note 2, operated as a division and subsidiary (incorporated October, 1999) of Cabot Corporation ("Cabot"). The results of operations for the three and nine months ended June 30, 2001 may not be indicative of the results to be expected for the fiscal year ending September 30, 2001. These financial statements should be read in conjunction with the financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2000. We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries. Certain reclassifications of prior fiscal year amounts have been made to conform with the current period presentation.

     The balance sheets have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to Cabot Microelectronics. The statements of income include all revenue and costs attributable to Cabot Microelectronics. For the nine months ended June 30, 2000, the statements of income include an allocation from Cabot Corporation of employee benefits and costs of shared services (including legal, finance, human resources, information systems, corporate office, and safety, health and environmental expenses). These costs were allocated to Cabot Microelectronics based on criteria that management believes to be equitable, such as Cabot Microelectronics' revenue, headcount, or actual utilization in proportion to Cabot Corporation's revenue, headcount, or actual utilization. Management believes this provides a reasonable estimate of the costs attributable to Cabot Microelectronics. For the nine months ended June 30, 2000, such allocated costs amounted to $4,523. Allocated costs may not necessarily be indicative of the costs that would have been incurred by Cabot Microelectronics on a stand-alone basis.


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

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.   NET INCOME PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Share", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("net income per share") computations. Basic and diluted net income per share were calculated as follows:

                                                                       THREE MONTHS                       NINE MONTHS
                                                                      ENDED  JUNE 30,                     ENDED JUNE 30,
                                                                  2001              2000              2001              2000
                                                                  ----              ----              ----              ----
Numerator:
         Income available to common shares .............       $     8,856       $     8,790       $    32,679       $    20,754
                                                               ===========       ===========       ===========       ===========

Denominator:
         Weighted average common shares ................        23,975,142        23,383,002        23,774,283        20,416,751
              (Denominator for basic calculation)

         Weighted average effect of dilutive securities:
              Stock based compensation .................           475,011           538,182           510,293           538,182
                                                               -----------       -----------       -----------       -----------
         Diluted weighted average common shares ........        24,450,153        23,921,184        24,284,576        20,954,933
                                                               ===========       ===========       ===========       ===========
              (Denominator for diluted calculation)

Net income per share:

         Basic .........................................       $      0.37       $      0.38       $      1.37       $      1.02
                                                               ===========       ===========       ===========       ===========

         Diluted .......................................       $      0.36       $      0.37       $      1.35       $      0.99
                                                               ===========       ===========       ===========       ===========


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

     The adoption of SFAS 133 resulted in an increase to comprehensive income for the three months ended June 30, 2001 of $7 and a reduction to comprehensive income for the nine months ended June 30, 2001 of $799. This was attributable to unrealized gains and losses on derivatives designated as cash flow hedges which were entered into to hedge commitments involving construction contracts associated with our Geino, Japan expansion. We will reclassify gains and losses associated with cash flow hedges into earnings in the same period or periods in which related assets affect earnings. There were no other significant

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


derivatives as of June 30, 2001. The adoption of SFAS 133 did not have a material impact on the Company's operations or financial position.


5.   COMPREHENSIVE INCOME

         The components of comprehensive income are as follows:

                                                                       THREE MONTHS                  NINE MONTHS
                                                                      ENDED  JUNE 30,                ENDED JUNE 30,
                                                                  2001              2000         2001            2000
                                                                  ----              ----         ----            ----
         Net Income.......................................    $      8,856      $     8,790   $    32,679     $   20,754
         Other comprehensive income:
              Net unrealized gain (loss) on derivative
                    instruments ..........................               7                -          (799)             -
              Foreign currency translation adjustment.....             293              170        (3,683)          (134)
                                                              ------------      -----------   -----------     -----------
         Total comprehensive income.......................    $      9,156      $     8,960   $    28,197     $   20,620
                                                              ============      ===========   ===========     ==========

6.  INVENTORIES

     Inventories consisted of the following:

                                                                                              JUNE 30,       SEPTEMBER 30,
                                                                                                2001             2000
                                                                                                ----             ----
         Raw materials...................................................................    $     15,545     $    9,139
         Work in process.................................................................               0             28
         Finished goods..................................................................           5,335          4,847
                                                                                             ------------     ----------
         Total...........................................................................    $     20,880     $   14,014
                                                                                             ============     ==========


7.   LONG-TERM DEBT

     At June 30, 2001 debt was comprised of an unsecured term loan in the amount of $3,500 funded on the basis of the Illinois State Treasurer's Economic Program. This loan is due on April 3, 2005 and incurs interest at an annual rate of 6.37%. On July 10, 2001, the agreement between Cabot Microelectronics and LaSalle Bank for this loan was amended and restated. Although the loan amount of $3,500 and interest rate of 6.37% remain unchanged, various other terms were revised and the termination date was amended from June 1, 2005 to April 3, 2005.

     At June 30, 2001 we had an unused $25,000 unsecured revolving credit facility which was scheduled to terminate on March 29, 2003. We also had an unused $8,500 revolving line of credit, which was scheduled to terminate on June 1, 2003. On July 10, 2001, both of these facilities were terminated and we entered into a $75,000 unsecured revolving credit and term loan facility with a group of commercial banks. This facility terminates on July 10, 2004. Under the new agreement, interest accrues at either the institution's base rate or the Eurodollar Rate plus an applicable margin, and a non-use fee also accrues. Loans under this facility will be used primarily for general corporate purposes, including working capital and capital expenditures. No amounts are currently outstanding under the new credit facility and no amounts were outstanding under the former lines of credit at June 30, 2001 or September 30, 2000.

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


8.   CONTINGENCIES

     In June 1998, one of our major competitors, Rodel Inc., filed a lawsuit against Cabot Corporation in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot Corporation is infringing United States Patent No. 4,959,113 (entitled "Method and Composition for Polishing Metal Surfaces"), which is owned by an affiliate of Rodel. We refer to this patent as the Roberts patent and this lawsuit as the Roberts lawsuit. Cabot Corporation filed an answer and counterclaim seeking dismissal of the Roberts lawsuit with prejudice, a judgment that Cabot Corporation is not infringing the Roberts patent and/or that the Roberts patent is invalid, and other relief. Cabot Corporation subsequently filed a motion for summary judgment that the Roberts patent is invalid because all of the claims contained in the patent were not sufficiently different under applicable patent law from subject matter contained in previously granted patents, specifically United States Patents Nos. 4,705,566, 4,956,015 and 4,929,257, each of which is owned by a third party not affiliated with Rodel or us. This motion was denied on September 30, 1999 based on the court's finding that there were genuine issues of material fact to be determined at trial. After the ruling on the summary judgment motion, Rodel filed a request for reexamination of the Roberts patent with the United States Patent and Trademark Office (PTO), which was granted on November 12, 1999. On March 28, 2000 the court issued an order staying the Roberts action, which presently is in the discovery stage, pending completion of the reexamination of the Roberts patent by the PTO. In light of the reexamination, on September 29, 2000, the court denied the parties' respective motions to amend and dismiss, with leave to refile subsequent to completion of the reexamination. The reexamination certificate was issued by the PTO on March 13, 2001; as of August 3, 2001, the case remains stayed. On May 11, 2001, Cabot Corporation filed a motion for summary judgment dismissing the case on the grounds that no case or controversy remains given the reexamined patent.

     In April 1999, Rodel commenced a second lawsuit against Cabot Corporation in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 99-256). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot Corporation is infringing two other patents owned by an affiliate of Rodel. These two patents are United States Patent No. 5,391,258 (entitled "Compositions and Methods for Polishing") and United States Patent No. 5,476,606 (entitled "Compositions and Methods for Polishing"). We refer to these patents as the Brancaleoni patents and this lawsuit as the Brancaleoni lawsuit. Cabot Corporation has filed an answer and counterclaim to the complaint seeking dismissal of the complaint with prejudice, a judgment that Cabot Corporation is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. On September 29, 2000, the court denied Cabot Corporation's motion to dismiss, and granted Rodel's leave to amend the Brancaleoni lawsuit to add Rodel's affiliate that owns the Brancaleoni patents, Rodel Holdings, Inc. ("Rodel Holdings"), as a plaintiff. On October 24, 2000, Rodel and Rodel Holdings filed an amended complaint that added Rodel Holdings as a plaintiff to the Brancaleoni lawsuit. On November 6, 2000, Cabot Corporation filed its answer and counterclaim seeking a judgement that Cabot Corporation is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. On January 18, 2001, the court amended its scheduling order and set June 15, 2001 for completion of discovery, which currently has occurred, October 25, 2001 for a final pretrial conference, and February, 2002 for the commencement of trial.

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

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Although Cabot Corporation is the only named defendant in these lawsuits at present, the defense of which we have assumed and now are controlling, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. Also, we at some point could be added as a named defendant in these or other lawsuits. While we believe there are meritorious defenses to the pending actions and intend to defend them vigorously, these defenses may not be successful. If Rodel (and/or Rodel Holdings) prevails in either of these cases, we may have to pay damages and, in the future, may be prohibited from producing any products found to infringe or required to pay Rodel (and/or Rodel Holdings) royalty and licensing fees with respect to sales of those products. We do not believe a loss is probable, nor can we estimate the amount of loss, if any, that might result from this matter. Accordingly, no provision has been made in our financial statements.

9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Cabot Microelectronics has adopted the provisions of SAB 101, which did not have a material impact on our financial condition or results of operations for the nine months ended June 30, 2001.

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

                              RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000

REVENUE

     Total revenue was $51.5 million for the three months ended June 30, 2001, which represented a 2%, or $0.9 million, increase from the three months ended June 30, 2000. Of this increase, $1.2 million was due to increased weighted average selling prices due to product sales mix which were offset partially by a $0.3 million or 1% decrease in sales volume. The combination of continued weakness in most global economies, higher than normal chip inventories, and lower end market demand for electronic systems continue to slow the demand for IC devices.

COST OF GOODS SOLD

     Total cost of goods sold was $24.6 million for the three months ended June 30, 2001, which represented an increase of 7% or $1.6 million from the three months ended June 30, 2000. This increase was primarily due to higher contractual raw material costs. Cost of goods sold for the three months ended June 30, 2000 would have been $1.7 million higher had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect throughout this period.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 52% for the three months ended June 30, 2001 as compared to 55% for the three months ended June 30, 2000. The decrease in gross profit resulted primarily from increased raw material costs which were offset partially by higher average selling prices due to a favorable product sales mix. Gross margin for the three months ended June 30, 2000 would have been 51% of net revenue had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect throughout this period.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $6.2 million in the three months ended June 30, 2001, which represented an increase of 18%, or $1.0 million, from the three months ended June 30, 2000. The majority of this increase was due to higher staffing levels to support our continued investments in research and development. Key activities during the three months ended June 30, 2001 involved the continued development of new and enhanced slurry products, new CMP polishing pad technology and advanced particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $1.9 million in the three months ended June 30, 2001, which represented a decrease of 9%, or $0.2 million, from the three months ended June 30, 2000. The decrease was primarily due to a reduction in discretionary spending.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $5.3 million in the three months ended June 30, 2001, which represented a decrease of 16%, or $1.0 million, from the three months ended June 30, 2000. Fiscal year 2000 includes a one-time charge of $2.1 million for stock options issued to non-Cabot Microelectronics employees. Absent this prior year one-time charge, general and administrative expenses increased $1.1 million due to increased staffing and other expenses needed to support the general growth of the business.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.2 million in the three months ended June 30, 2001 and the three months ended June 30, 2000 and related to the acquisition of selected distributor assets from a third party in 1995.

PROVISION FOR INCOME TAXES

     The effective tax rate on income from operations was 33.9% for the three months ended June 30, 2001 and 36.2% for the three months ended June 30, 2000. The decrease in the effective tax rate was mainly driven by a greater percentage of export sales resulting in increased extraterritorial income exclusions (formerly foreign sales corporation deductions) and increased effect of the research and experimentation benefit.

NET INCOME

     Net income was $8.9 million for the three months ended June 30, 2001, which represented an increase of 1%, or $0.1 million, from the three months ended June 30, 2000 as a result of the factors discussed above. Net income for the three months ended June 30, 2000 would have been $0.2 million higher absent the one-time charge for stock options issued to non-Cabot Microelectronics employees and assuming the dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation had been in effect throughout the period.

NINE MONTHS ENDED JUNE 30, 2001 VERSUS NINE MONTHS ENDED JUNE 30, 2000

REVENUE

     Total revenue was $175.8 million for the nine months ended June 30, 2001, which represented a 41%, or $50.8 million, increase from the nine months ended June 30, 2000. Of this increase, $43.9 million was due to a 35% increase in sales volume and $6.9 million was due to increased weighted average selling prices due to product sales mix. Demand for our products declined in the second and third quarters of fiscal 2001 due to weakness in most global economies, higher than normal chip inventories and lower end market demand for electronic systems. Revenue for the nine months ended June 30, 2000 would have been $0.6 million lower had our dispersion services agreement with Cabot Corporation been in effect throughout this period.

COST OF GOODS SOLD

     Total cost of goods sold was $83.1 million for the nine months ended June 30, 2001, which represented an increase of 41% or $24.0 million from the nine months ended June 30, 2000. This increase resulted primarily from higher sales volumes and to a lesser extent, increased raw material costs. Cost of goods sold for the nine months ended June 30, 2000 would have been $4.2 million higher had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect throughout this period.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 53% for both the nine months ended June 30, 2001 and June 30, 2000. Gross margin for the nine months ended June 30, 2000 would have been 49% of net revenue had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect throughout this period. The gross profit increase of 4% was primarily due to a favorable product mix and to a lesser extent, from cost reductions obtained through manufacturing efficiencies.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $19.5 million in the nine months ended June 30, 2001, which represented an increase of 34%, or $5.0 million, from the nine months ended June 30, 2000. The majority of this increase was due to higher staffing levels to support our continued investments in research and development. Key activities during the nine months ended June 30, 2001 involved the continued development of new and enhanced slurry products, new CMP polishing pad technology and advanced particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $6.5 million in the nine months ended June 30, 2001, which represented an increase of 25%, or $1.3 million, from the nine months ended June 30, 2000. The increase was primarily due to increased selling and marketing activities in the Asia Pacific and North America regions.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $16.9 million in the nine months ended June 30, 2001, which represented an increase of 28%, or $3.7 million, from the nine months ended June 30, 2000. Fiscal year 2000 includes a one-time charge of $2.1 million for stock options issued to non-Cabot Microelectronics employees. Absent this prior year one-time charge, general and administrative expenses increased $5.8 million due to increased staffing and other expenses needed to support the general growth of the business.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.5 million in the nine months ended June 30, 2001 and the nine months ended June 30, 2000 and related to the acquisition of selected distributor assets from a third party in 1995.

PROVISION FOR INCOME TAXES

     The effective tax rate on income from operations was 34.7% in the nine months ended June 30, 2001 and 36.2% for the nine months ended June 30, 2000. The decrease in the effective tax rate was mainly driven by a greater percentage of export sales resulting in increased extraterritorial income exclusions (formerly foreign sales corporation deductions) and increased effect of the research and experimentation benefit.

NET INCOME

     Net income was $32.7 million in the nine months ended June 30, 2001, which represented an increase of 57%, or $11.9 million, from the nine months ended June 30, 2000 as a result of the factors discussed above. Net income for the nine months ended June 30, 2000 would have been $2.1 million lower absent the one-time charge for stock options issued to non-Cabot Microelectronics employees and had our dispersion services agreement and fumed metal oxide supply agreement with Cabot Corporation been in effect throughout the period.

                         LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $41.1 million in the nine months ended June 30, 2001 and $23.3 million in the nine months ended June 30, 2000. Our cash provided by operating activities for the nine months ended June 30, 2001 originated from net income from operations of $32.7 million plus non-cash items of $14.4 million, offset partially by a net increase in working capital of $6.0 million mostly from increases in inventory. Our principal funding requirements have been for working capital and for additions to property, plant and equipment that support the expansion of our business.

     In the nine months ended June 30, 2001, cash flows used in investing activities were $25.5 million, primarily due to the expansion of our Geino, Japan manufacturing facility, the commencement of construction of our new research and development facility in Aurora, Illinois, as well as the purchase of production and research and development equipment in Aurora, Illinois. Full fiscal year 2001 capital spending is now estimated to be $40.0 million. In the nine months ended June 30, 2000, cash flows used in investing activities were $28.4 million, primarily due to the construction of our Aurora, Illinois manufacturing building, the purchase of land in Korea for a new distribution facility and the purchase of research and development equipment.

     Cash flows from financing activities of $8.5 million for the nine months ended June 30, 2001 resulted from the issuance of common stock upon the exercise of stock options and for the Employee Stock Purchase Plan. Cash flows from financing activities for the nine months ended June 30, 2000 were $15.0 million and resulted from capital contributions from Cabot Corporation of $10.1 million, net proceeds from our initial public offering of $82.8 million and borrowings of $17.0 million under our original term credit facility. Cabot Microelectronics paid Cabot Corporation dividends of $17.0 million in March, 2000 and $64.3 million in April, 2000. Also, during the third quarter of 2000, Cabot Microelectronics repaid $13.5 million of borrowings under the original term credit facility.

     At June 30, 2001 debt was comprised of an unsecured term loan in the amount of $3.5 million funded on the basis of the Illinois State Treasurer's Economic Program. On July 10, 2001, the agreement between Cabot Microelectronics and LaSalle Bank for this loan was amended and restated. Although the loan amount of $3.5 million and interest rate of 6.37% remain unchanged, various other terms were revised and the termination date was amended from June 1, 2005 to April 3, 2005.

     At June 30, 2001 we had an unused $25.0 million unsecured revolving credit facility and unused $8.5 million revolving line of credit. On July 10, 2001, both of these facilities were terminated and we entered into a $75.0 million unsecured revolving credit and term loan facility with a group of commercial banks which terminates on July 10, 2004.

     We believe that cash generated by our operations and available borrowings under our term loan and revolving credit facility will be sufficient to fund our operations and expected capital expenditures for the next 24 months. However, we plan to expand our business and continue to improve our technology and, to do so, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

     The historical financial information we have presented may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity for the nine months ended June 30, 2000 and may not be indicative of what our results of operations, financial position and cash flows will be in the future. As a result, information to evaluate our business is limited. This is because:

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

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. Our five largest customers accounted for approximately 55% of our revenue for both the nine months ended June 30, 2001 and June 30, 2000.

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY A FURTHER DECLINE IN WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

     The combination of continued weakness in most global economies, higher than normal chip inventories, and lower end market demand for electronic systems continue to slow the demand for IC devices and our products. As our business is affected by current economic and industry trends, it is extremely difficult to predict sales of our products given uncertainties in these factors. Further declines in current economic and industry conditions could adversely affect our business.

IF WE LOSE PENDING OR FUTURE INTELLECTUAL PROPERTY LAWSUITS RELATING TO OUR BUSINESS, WE COULD BE LIABLE FOR SIGNIFICANT DAMAGES AND LEGAL EXPENSES AND COULD BE ENJOINED FROM MANUFACTURING OUR SLURRY PRODUCTS

     Cabot Corporation is currently the defendant in two lawsuits against it involving infringement claims relating to our business. If Cabot Corporation or we were to lose these or future lawsuits, we could be liable for significant damages and legal expenses and could be enjoined from manufacturing our slurry products. Although Cabot Corporation is the only named defendant in these lawsuits at present, the defense of which we have assumed and are now controlling, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. See "Footnote 8. - Contingencies", under
PART I, Item 1 - Notes to Financial Statements in this Quarterly Report on Form 10-Q for further discussion.

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

     Fumed metal oxides are the primary raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides. Cabot Corporation is currently our exclusive supplier of certain fumed metal oxides for certain of our products. We have entered into a fumed metal oxide supply agreement with Cabot Corporation, which became effective upon completion of our initial public offering, and under which, according to certain terms and conditions, Cabot Corporation continues to be our exclusive supplier of certain fumed metal oxides for our slurry products produced as of the date of the initial public offering. It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation encounters supply problems, including but not limited to any related to quality, functionality of equipment, natural disasters, work stoppages or raw material availability.

     In addition, if we change the supplier or type of fumed metal oxides we use to make our CMP slurries or are required to purchase them from a different Cabot Corporation manufacturing facility, our customers might be forced to requalify our CMP slurries for their manufacturing processess and products. The requali-fication process would likely take a significant amount of time to complete, during which our sales of CMP slurries to these customers could be interrupted or reduced.

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

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR EXISTING OR FUTURE COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS OR OFFER BETTER PRICING, TERMS OR SERVICE, OR IF ANY OF OUR MAJOR CUSTOMERS DEVELOP IN-HOUSE SLURRY MANUFACTURING CAPABILITY

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

WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. For fiscal 2000, approximately 54% of our revenue was generated by sales to customers outside the United States. For the nine months ended June 30, 2001, approximately 61% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in foreign countries. These risks include, but are not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights.

RISKS RELATING TO OUR SEPARATION FROM CABOT CORPORATION

WE CURRENTLY USE CABOT CORPORATION'S INFORMATION TECHNOLOGY SERVICES AND SYSTEMS AND OUR ABILITY TO SATISFY OUR CUSTOMERS AND OPERATE OUR BUSINESS WILL SUFFER IF WE DO NOT IMPLEMENT A NEW COST EFFECTIVE INFRASTRUCTURE TO SUPPORT OUR EXPANDING BUSINESS NEEDS

     We currently use duplicated versions of Cabot Corporation's systems to support our operations, including systems covering order processing, inventory management, shipping and accounting. Many of these systems were not optimized for our business processes. We have initiated a project to implement new systems to replace the duplicated versions of Cabot's system within the next 9 months.

We may not be successful in implementing these systems and transitioning data from the duplicated versions of Cabot's systems to our new systems. We continue to rely upon the network infrastructure provided and maintained by Cabot.

A NUMBER OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR EXECUTIVE OFFICERS OF CABOT CORPORATION OR OWN CABOT CORPORATION STOCK

     Two members of our board of directors are directors and/or executive officers of Cabot Corporation. Our directors who are also directors and/or executive officers of Cabot Corporation have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both us and Cabot, as well as related party transactions and intercompany agreements between us and Cabot such as our fumed metal oxide and dispersion services agreements. In addition, a number of our directors and executive officers own Cabot stock and options on Cabot stock they acquired as employees of Cabot. This ownership could create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and Cabot.

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

MARKET RISK AND SENSITIVITY ANALYSIS OF FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of June 30, 2001, the analysis demonstrated that such market movements would not have a material adverse effect on our financial position, results of operations or cash flows over a one year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at June 30, 2001 was not material.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                      EXHIBIT
                      NUMBER       DESCRIPTION
                      ------       -----------

                       10.26 Second Amended and Restated Credit Agreement, between Cabot Microelectronics Corporation and LaSalle Bank National Association, dated July 10, 2001.

                       10.29 Credit Agreement dated as of July 10, 2001 among Cabot Microelectronics Corporation, Various Financial Institutions and LaSalle Bank National Association, as Administrative Agent, and National City Bank of Michigan/Illinois, as Syndication Agent.


        (b)    Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CABOT MICROELECTRONICS CORPORATION


Date: August 10, 2001                 /s/ MARTIN M. ELLEN
                                      ------------------------------------------
                                      Martin M. Ellen
                                      Vice President and Chief Financial Officer
                                      [Principal Financial Officer]


Date: August 10, 2001                 /s/ DANIEL S. WOBBY
                                      ------------------------------------------
                                      Daniel S. Wobby
                                      Corporate Controller
                                      [Principal Accounting Officer]







20