Form 10-K405
period 2001-09-30
CABOT MICROELECTRONICS CORP
filed 2001-12-14
CIK 1102934

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-30205
                             ---------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on November 30, 2001 as reported by the Nasdaq National Market, was approximately
$1,671,000,000. For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

    As of November 30, 2001, the Company had 24,092,256 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 12, 2002 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

    This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see item 7 of Part II of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CABOT MICROELECTRONICS CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   14
          Executive Officers of the Registrant........................   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   30
Item 8.   Financial Statements and Supplementary Data.................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   59

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   59
Item 11.  Executive Compensation......................................   59
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   59
Item 13.  Certain Relationships and Related Transactions..............   59

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   60
Exhibit Index.........................................................   60
Signatures............................................................   62

                                     PART I

ITEM 1.  BUSINESS

OUR COMPANY

     Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our") is the leading supplier of high performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices, within a process called chemical mechanical planarization ("CMP"). We believe that we supply approximately 80% of the slurries sold to IC device manufacturers worldwide. CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers and necessary in the production of advanced ICs. Planarization is a polishing process that levels and smooths, and removes the excess material from the surfaces of these layers. CMP slurries are liquid formulations that facilitate and enhance this polishing process and generally contain engineered abrasives and proprietary chemicals. CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers seek to further shrink the size of these devices and improve their performance. Most of our CMP slurries are used to polish insulating layers and the tungsten plugs that go through the insulating layers and connect the multiple wiring layers of IC devices. We have continued development and increased our sales of slurries used to polish copper, a metal used in wiring layers of IC device fabrication. Also, we have developed and have begun to sell CMP slurries for polishing several components in hard disk drives, specifically rigid disk substrates and magnetic heads. We continue to develop slurries for additional new applications in the microelectronics industry. In addition, we have begun limited sales of polishing pads used in the CMP process. Like slurry, polishing pads are important consumables used in the CMP process.

     Prior to our initial public offering on April 4, 2000, we operated as a division of Cabot Corporation ("Cabot Corporation"), a global chemical manufacturing company based in Boston, Massachusetts. Following our initial public offering, Cabot Corporation owned approximately 80.5% of Cabot Microelectronics. On September 29, 2000, Cabot Corporation effected the spin-off of Cabot Microelectronics by distributing 0.280473721 shares of our common stock as a dividend on each outstanding share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock.

  IC DEVICE MANUFACTURING

     Today's advanced IC devices are composed of millions of transistors and other electronic components connected by miles of wiring. The wiring, today composed primarily of aluminum and tungsten but also increasingly with copper in advanced applications, carries electric signals through the multiple layers of the IC device. Insulating material is used throughout the IC device to isolate the electronic components and wiring to prevent short circuiting and to improve the efficiency of electric signal travel within the device. To increase performance, IC device manufacturers have progressively increased the number, or density, of transistors and other electronic components in each IC device. As a result, the number of wires and, therefore, the number of layers has also increased.

     The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon. A large number of identical IC devices are manufactured on each wafer at the same time, and at the end of the process, the wafer is cut into the individual devices. The first step in the manufacturing process is to build transistors and other electronic components on the silicon wafer. These components are then wired together in a particular sequence to produce a functional IC device with the desired characteristics. Once the transistors and other electronic components are in place on the silicon wafer, they are usually covered with a layer of insulating material, most often silicon dioxide.

     CMP is used to planarize the insulating layers of an IC device and prepare them for a process known as metallization. During metallization, wiring is added to the surface of the insulating layer through a series of steps involving: depositing metal onto the surface of the layer, projecting an image of the desired wiring pattern on the layer using a process known as photolithography; and removing the excess deposited metal from the surface of the insulating layer using a process known as etching, which leaves behind the desired wiring pattern.

     When the wiring is finished, another layer of insulating material is added and planarized using CMP. This process of alternating insulating and wiring layers is repeated until the desired wiring within the IC device is completed. The electronic components and wiring layers are connected by conductive plugs that are formed by making holes in the insulating layers and filling those holes with metal, usually tungsten. After these holes have been filled with tungsten, CMP is used to remove all the excess tungsten above the surface of the insulating layer so that the top of the plug is level with the surface of the insulating layer before the next wiring layer is built. Due to the extremely small dimensions, manufacturing IC devices requires precision processing in ultra clean, controlled environments.

     The semiconductor industry has generally accepted design rules that describe current and projected feature size and spacing of electronic components and wiring in IC devices. The feature size and spacing in these design rules have been progressively decreasing to accommodate the demand for increased circuit density and transistor miniaturization. As the density of IC devices increases, the amount of wiring needed to connect the transistors and other electronic components to each other also increases. As IC devices become smaller, this increase in wiring requires tighter and more precise spacing of the wiring and has led to an increase in the layers of IC devices.

     According to the Semiconductor Industry Association's sponsored International Technology Roadmap for Semiconductors (2000 Edition), the trends toward increased density and miniaturization of IC devices are expected to continue. While the number of layers varies by IC device type, an advanced logic device built with today's common 0.18 micron feature size has approximately eight insulating and seven wiring layers and a typical memory device built with the same feature size has approximately four insulating and three wiring layers. By 2003, the International Technology Roadmap for Semiconductors predicts advanced IC devices will be manufactured with a 0.13 micron feature size and these advanced logic devices will have approximately nine insulating and eight wiring layers and advanced memory devices are expected to have approximately five insulating and four wiring layers. CMP is currently used to polish the insulating layers, tungsten plugs, and copper wiring in IC devices in separate steps. We believe that the use of CMP in the manufacture of IC devices will increase in the future as the feature size and spacing of these devices decreases and the number of layers in the device increases.

     The increased density and miniaturization of IC devices has also resulted in an increased emphasis on reduction of defects and residue remaining after the CMP process. A defect is any imperfection on a layer of an IC device that causes a short circuit or other problem with the performance of the device. Residue from the CMP process consists of particle and chemical residue left on the layer surface as a result of the CMP process. The likelihood a defect or residue of a given size will negatively affect the performance of an IC device increases as the density and miniaturization of the device increase. IC device manufacturers are requiring that the number of defects per given area decline and the residues from the CMP process be reduced.

  CHEMICAL MECHANICAL PLANARIZATION

     The CMP process involves both chemical reactions and mechanical abrasion to planarize the insulating and conductive layers of an IC device that are built upon a silicon wafer. The wafer is typically held on a rotating carrier which is spun at high speeds and pressed against a rotating, polishing table. The portion of the table that comes in contact with the wafer is covered by a textured, polishing pad. A CMP slurry is continuously applied to the polishing pad during the CMP process to facilitate and enhance the polishing process. CMP slurries are liquid compounds composed of high purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level.

  BENEFITS OF CMP

     CMP provides IC device manufacturers with a number of advantages. CMP enables IC device manufacturers to produce smaller IC devices with greater density, both of which improve the performance and capabilities of the device. As IC devices shrink and become more dense, they require smaller feature sizes and tighter spacing between the wiring of the device. If the surface is not level, the smaller feature size and tighter spacing make it more difficult for the photolithography equipment to focus accurately and create the desired wiring pattern. In addition, because today's smaller, denser IC devices have more layers, any unevenness of a layer at or near the bottom of an IC device will get magnified in the additional layers that are added to the device. Defects caused by problems in the photolithography process or unevenness in the layers can lead to short circuits, reduced performance and at worst, failure of the IC device. By using CMP, IC device manufacturers can eliminate or minimize these problems.

     By enabling IC device manufacturers to make smaller IC devices, CMP allows them to increase their throughput, or the number of IC devices they can manufacture in a given time period. CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield. Improvements in throughput and yield reduce an IC device manufacturer's unit production costs. Manufacturers can achieve further improvements in throughput and yield with improvements in the CMP process that reduce defect rates and decrease the amount of time required for the polishing process.

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

INDUSTRY TRENDS

     The semiconductor industry has experienced rapid growth over the past decade but has been highly cyclical. Since January 2001, we have been challenged by one of the most significant downturns in the industry's history as our customers' inventory levels were higher than in the past and end market demand for products using IC devices slowed as a result of the overall weakness in the global economy.

     Despite the current weakness in the semiconductor industry, the CMP slurry market has continued to grow, driven in large part by the significant growth and technological advances the semiconductor industry has experienced over the past decade. IC devices are critical components in an increasingly wide variety of products and applications, including computers, data processing, communications, telecommunications, the Internet, automobiles and consumer and industrial electronics. As the performance of IC devices has increased and their size and cost have decreased, the use of IC devices in these applications has grown significantly. According to industry consultants IC Insights, the worldwide semiconductor market as measured by total sales grew at an average annual compound rate of approximately 15% in the period from 1990 through 2000.

     The overall growth in the semiconductor industry over the past decade, increasing demand for smaller, higher performance and more complex IC devices and pressure on IC device manufacturers to reduce their costs have led to increased use of CMP and consumption of CMP slurries and polishing pads. We expect the worldwide market for CMP slurries used by IC device manufacturers to grow significantly, from approximately $270 million today, as a result of expected increases in the number of IC devices produced, expected increases in the percentage of IC devices produced using CMP and expected increases in the number of CMP polishing steps used to produce each device. In addition, we believe that IC manufacturers have continued to increase their use of CMP because the CMP process represents only a small percentage of the total production cost of an IC device and is very important to the continued improvement of IC device performance and is important in lowering costs of IC device manufacturing.

OTHER APPLICATIONS OF CMP IN THE IC DEVICE MANUFACTURING PROCESS

     We have developed and commercialized CMP slurries to planarize the polysilicon material often used to build the electronic components on IC devices. As the number of these electronic components in a given IC device increases, we believe that the use of polysilicon CMP will increase.

     Second, we have successfully developed and commenced limited commercial sales of CMP slurries for use in connection with an IC device manufacturing process known as direct shallow trench isolation. Direct shallow trench isolation is a relatively new method of isolating the electronic components built on silicon wafers of an IC device to prevent short circuits and other electrical interference. Direct shallow trench isolation uses CMP before the first insulating layer is put down on the wafer. Isolation methods used prior to direct shallow trench isolation did not use CMP. By using CMP in conjunction with direct shallow trench isolation, IC device manufacturers can achieve greater miniaturization and density of their IC devices.

     Finally, we are developing CMP slurries for polishing noble metals. Noble metals include iridium, ruthenium, and platinum. These materials are being evaluated for use in advanced memory IC devices where their properties enable the continued miniaturization of individual memory cells called capacitors. CMP is being used to planarize thin layers of these materials.

STRATEGY

     We intend to pursue the following strategies:

  REMAIN THE TECHNOLOGY LEADER IN CMP SLURRIES

     We believe that technology is key to success in the CMP slurry market and we plan to continue to devote significant resources to research and development. We need to keep pace with the rapid technological advances in the semiconductor industry so we can continue to deliver products that meet our customers' evolving needs. We intend to use our advanced research and development, polishing and metrology capabilities to: advance our understanding of our customers' technology, processes, and performance requirements for qualified products; further improve the chemical and mechanical qualities of our CMP products, and demonstrate and deliver advanced CMP solutions to the semiconductor industry.

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

  EXPAND GLOBALLY

     We believe that having production facilities and personnel and other resources in strategic locations around the world are key to the success of our business, particularly in light of increased IC device manufacturing in Asia. Accordingly, we have established a global presence with production facilities in Barry, Wales and Geino, Japan. We also have assembled a team of business and account managers and independent distributors strategically located in Europe, Taiwan, Singapore, Japan and Korea and technical support and sales personnel throughout the United States and in Europe and Asia. We intend to expand our production capacity, technical support and sales in many of the locations around the world where IC device production is concentrated.

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

  MAINTAIN TOP QUALITY PRODUCTS AND SUPPLY

     Our customers demand consistent high quality products and a reliable source of supply. We intend to continually advance our strict quality controls to improve the uniformity and consistency of performance of our CMP products. The capacity and location of our production facilities in the United States and in Europe and Asia allow us to provide a reliable supply chain to meet our customers' CMP slurry requirements in a consistent, timely manner.

  EXPAND INTO NEW APPLICATIONS AND PRODUCTS

     We intend to leverage our CMP experience and technology into new applications and products. Starting from our core CMP slurries designed for polishing the insulating layers of IC devices, we continue to develop and have increased sales of slurries for polishing copper used in the wiring layers of some IC devices, the tungsten plugs currently used to connect the wiring between multiple layers of IC devices, and for CMP polishing of the magnetic heads and the coating on hard disks in hard disk drives. Additionally, we are using our knowledge of CMP materials to expand into CMP polishing pads so that we can provide our customers with a broader range of solutions for use in the CMP process.

PRODUCTS

  CMP SLURRIES FOR IC DEVICES

     We produce CMP slurries of various formulations for polishing a wide variety of materials. We have developed new, improved generations of each of our slurries as well as new slurries to keep pace with our customers' evolving needs. We have introduced new generations of oxide slurries, which is the most common use of CMP in IC device manufacturing, that reduce both defectivity in IC devices and the required polishing time. While our oxide CMP slurries are also used to polish polysilicon material, we have developed a CMP slurry specifically engineered to polish this material which offers improved selectivity to polysilicon surface finish.

     We also manufacture slurry products for polishing tungsten and copper. As with our oxide slurries, we have introduced new generations of slurries for polishing tungsten that offer improvements in polishing performance. These improvements include faster polishing rates, greater polishing uniformity, reduced defectivity and less dishing and erosion. In addition, we produce slurry products for polishing copper used in the wiring layers of IC devices. These products include different slurries for polishing the primary copper film as well as the thin barrier metal layer also used in copper wiring. We continue to work closely with our customers to develop advanced slurries to meet their evolving technological needs.

  CMP SLURRIES FOR HARD DISK DRIVES

     In 1998 we introduced CMP slurries for CMP polishing of the magnetic heads and the coating on hard disks in hard disk drives. We believe CMP can significantly improve the surface finish of these coatings, resulting in greater storage capacity of the substrates. We also believe that the use of CMP in hard drive component manufacturing will improve the speed and reliability of information exchange between the hard disks and the magnetic heads in hard disk drives. In addition, we believe that, as with IC device manufacturers, CMP can also improve the production efficiency of manufacturers of hard disk drives by helping them increase their throughput and yield.

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

  POLISHING PADS

     CMP polishing pads are consumable materials used in the CMP process that work in conjunction with the CMP slurry to facilitate the polishing process. The CMP polishing pad market is currently led by one principal supplier, Rodel. Based on discussions with our customers as well as our own examination of the CMP polishing pad market, we identified demand for higher quality, more reliable and consistent polishing pads and the opportunity to provide our customers with technological and quality improvements by jointly marketing our CMP slurries and polishing pads to them. Our first series of polishing pads, which we introduced in July 1999, is designed for tungsten applications for a specific tool platform. In 2000, we expanded polishing pad offerings for all major polishing tool platforms for tungsten, and we continue to pursue other applications. Although polishing pad sales in fiscal 2001 were not significant, we have three customers who have selected our pad for commercial use and are currently working with several additional customers on qualifying our pad technology, which uses materials supplied by a third party.

CUSTOMERS, SALES AND MARKETING

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

     The IC device manufacturing industry in Asia has grown significantly over the last 5 years. As a result, we have increased our focus on markets in Asia over the last few years by increasing the number of account managers and applications and customer support personnel present in this region. By building this regional infrastructure, we have demonstrated a commitment to the Asian marketplace and global expansion generally.

     In fiscal year 2001, our five largest customers accounted for approximately 55% of our revenue, with Marketech and Intel accounting for approximately 21% and 14% of our revenue, respectively. In 2000, our five largest customers accounted for approximately 56% of our revenue, with Marketech, Intel and Takasago accounting for approximately 17%, 15% and 11% of our revenue, respectively. Marketech and Takasago are distributors.

CABOT CORPORATION AS OUR MAJOR SUPPLIER OF RAW MATERIALS

     The base ingredients for most of our CMP slurries are fumed metal oxides, primarily fumed silica, which is an ultra-fine, high purity silica produced by a flame process, and, to a lesser extent, fumed alumina. We currently purchase fumed silica under a fumed metal oxide agreement with Cabot Corporation, which became effective at the time of our initial public offering in April, 2000 and purchased fumed alumina up until December, 2001 only under this agreement. In order to meet our growing needs for fumed alumina, in December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation, and amended certain terms related to fumed alumina under the fumed metal oxide agreement.

  FUMED METAL OXIDE AGREEMENT

     Under our fumed metal oxide supply agreement with Cabot Corporation, which became effective in April, 2000, Cabot Corporation is the exclusive supplier, subject to certain terms and conditions, of fumed metal oxides for our slurry products produced as of the effective date of the agreement. For our technologies since that time, we have the flexibility to purchase from Cabot Corporation or other parties. Approximately 90% of the fumed metal oxides that we currently purchase from Cabot Corporation are manufactured at its facility in Tuscola, Illinois.

     This agreement with Cabot Corporation contains the following terms with respect to fumed silica:

     - provisions for a fixed annual increase in the price of fumed silica of approximately 2% of the initial price and additional increases if Cabot Corporation's raw material costs increase;

     - provisions requiring Cabot Corporation to supply us with fumed silica in volumes specified by us, up to a limit;

     - provisions limiting Cabot Corporation's obligation to supply us with fumed metal oxides from each of its Tuscola, Illinois and Barry, Wales facilities to specified volumes from each facility;

     - provisions requiring us to supply Cabot Corporation with quarterly, six-month, annual and 18-month forecasts of our expected fumed silica purchases and limiting Cabot Corporation's obligations to provide us with fumed silica to specified percentages in excess of these forecasted volumes, up to a limit;

     - provisions that limit the amount we can forecast for any month to an amount no greater than 120% of the forecasted amount for the previous month;

     - provisions requiring us to purchase at least 90% of the six-month volume forecast and to pay specified amounts to Cabot Corporation if we purchase less than that amount;

     - provisions obligating us to pay all reasonable costs incurred by Cabot Corporation to provide quality control testing at levels greater than Cabot Corporation provides to its other customers; and

     - provisions that generally prohibit us from reselling any fumed silica purchased from Cabot Corporation.

     Under the agreement and the amendment entered into in December, 2001, Cabot Corporation also supplies us with fumed alumina from its Tuscola, Illinois facility on terms generally similar to those described above, except certain of the forecast requirements do not apply to fumed alumina. The price is fixed and unchanged for a base level of production, and we agreed to pay a higher incentive price for volumes above that level. The terms related to fumed alumina now provide us with the first right, subject to certain terms and conditions, to all fumed alumina produced at the facility. The agreement prohibits Cabot Corporation from selling fumed metal oxides to third parties for use in CMP applications. This agreement has an initial term that expires in June 2005. Thereafter, the agreement may be terminated by either party on June 30 or December 31 in any year with at least 18 months prior written notice.

  FUMED ALUMINA SUPPLY AGREEMENT

     Until December, 2001, we purchased fumed alumina from Cabot Corporation only under the fumed metal oxide agreement. In order to meet our needs for fumed alumina given the anticipated growth in sales of fumed alumina based slurries, in December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation. Under this agreement, Cabot Corporation has expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina. The expansion is dedicated to our fumed alumina requirements, subject to certain terms and conditions, and we have a first right on all production and capacity from the expansion. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if Cabot Corporation produces more than a certain amount of fumed alumina that meets our specifications per year. Quarterly payments of approximately $0.3 million in respect to capital costs will be made over the ten year term of the agreement. Based upon these financial terms and those of the amendment to the fumed metal oxide agreement, our average cost per pound for fumed alumina will be higher in the future than paid under the original fumed metal oxide agreement. Had we paid this higher average cost per pound for all fumed alumina purchased in fiscal 2001, cost of goods sold would have increased by approximately $0.9 million. We expect this amount to increase in future years as we anticipate continued strong sales growth in alumina-based slurry products.

     The agreement provides that Cabot Corporation only has to produce fumed alumina that meets our specifications up to a certain amount and percentage of overall fumed alumina they produce. We pay for fumed alumina that is produced subject to our orders, whether conforming or nonconforming to our specifications. We must give Cabot Corporation the first right to purchase from us any nonconforming fumed alumina that we wish to resell at an agreed upon price. Under this agreement, up to certain quantities and for products produced on the effective date of the agreement, Cabot Corporation is the exclusive supplier of fumed alumina for these products, subject to certain terms and conditions. For amounts over these quantities, and for technologies since that time, we have the flexibility to also purchase from other parties; the terms related to these matters replace those that existed under the fumed metal oxide agreement with respect to fumed alumina. The agreement prohibits Cabot Corporation from selling fumed alumina to third parties, or engaging itself in use in CMP applications. The agreement has an overall ten year term, which expires in 2011, but we can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after five years. Under certain limited circumstances, we can permit Cabot Corporation to use the expansion to produce fumed alumina for itself, with Cabot Corporation paying us an agreed upon price for such production.

     Under both agreements, Cabot Corporation warrants that its products will meet our agreed upon product specifications. We have no right to any consequential, special or incidental damages for breach of that warranty or any other provision of the agreement. Under the fumed metal oxide agreement, Cabot Corporation is obligated to replace noncompliant products with products that meet the agreed upon specifications. Under the fumed alumina supply agreement, Cabot Corporation is only obligated to replace noncompliant product with those that meet the agreed upon specifications when the amount of nonconforming product exceeds a certain percentage. The agreements also provide that any change to product specifications for fumed metal oxides must be by mutual agreement. Any increased costs due to product specification changes are paid by us. If Cabot Corporation fails to supply us with our requirements for any reason, including if we require product specification changes that Cabot Corporation cannot meet, we have the right to purchase products meeting those specifications from other suppliers.

     Prior to our initial public offering, we did not provide detailed product specifications to Cabot Corporation and Cabot Corporation permitted us to return some products even if they met our specifications. Under these agreements, we provide detailed specifications to Cabot Corporation and have no contractual right to return products that meet these specifications.

     It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation encounters supply or production problems or terminates, breach or otherwise fails to perform under those agreements with us. A significant reduction in the amount of fumed metal oxides supplied by Cabot Corporation, a problem with the quality of those fumed metal oxides or a prolonged interruption in their supply by Cabot Corporation could interfere with our ability to produce our CMP slurries in the quantities and of the quality required by our customers and in accordance with their delivery schedules.

DISPERSION SERVICES AGREEMENT WITH DAVIES

     At the time of our initial public offering, Cabot Corporation assigned to us a dispersion services agreement with Davies Imperial Coatings, Inc. ("Davies") pursuant to which Davies produces slurries for us. Under this agreement, we provide raw materials, primarily fumed silica, to Davies and it performs dispersion services. The price for these services is set at a negotiated price, subject to increases. We have agreed to purchase minimum amounts of services for each year of the agreement. If Davies fails to supply us with required dispersion services, we have the right to provide these services for ourselves or purchase them from third parties. The agreement provides for renegotiation of the price paid for dispersion services on each two-year anniversary of the agreement in order to reflect changes in Davies' manufacturing costs. We have also agreed to invest during each year $150,000 in capital improvements, capacity expansions and other expenditures to maintain capacity at the Davies dispersion facility in Hammond, Indiana. We own most of the dispersion equipment at the Davies facility.

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

DISPERSION SERVICES AGREEMENT WITH CABOT CORPORATION

     Dispersions of fumed metal oxides are used in a variety of applications in addition to CMP. These applications include paper applications and coatings such as paints. Cabot Corporation develops and sells fumed metal oxides dispersions for these non-CMP applications. We perform dispersion services for Cabot Corporation under a dispersion services agreement with Cabot Corporation that became effective in April, 2000. Under this agreement we provide fumed metal oxide dispersion services to Cabot Corporation, including the manufacturing, packaging and testing of dispersions. Less than 10% of our current dispersion capacity is devoted to Cabot Corporation. The agreement provides that some dispersion services may be subcontracted by us to Davies but we remain liable for these services. The dispersion services that we provide to Cabot Corporation must be performed at our facilities in Aurora, Illinois and Barry, Wales or at the Davies facility. Under the agreement, Cabot Corporation supplies us with the fumed metal oxide particles necessary for the manufacture of dispersions.

     We charge Cabot Corporation for dispersion services that we perform under this agreement at our dispersion manufacturing cost, as defined in the agreement, plus 25% of this cost in the case of dispersion services we perform at our dispersion facilities in Aurora, Illinois and Barry, Wales and 10% of this cost in the case of dispersion services that we subcontract to Davies and which are performed by Davies at its dispersion facility in Hammond, Indiana.

     Our dispersion services agreement with Cabot Corporation also contains provisions that: limit our obligation to provide Cabot Corporation with dispersions to stated maximum annual volumes for each of the three facilities; require Cabot Corporation to supply us with quarterly, six-month, annual and 18-month forecasts of its expected dispersion purchases and limiting our obligation to provide Cabot Corporation with dispersions to specified percentages in excess of these forecasted volumes; provide that if we develop any intellectual property in the course of performing dispersion services for Cabot Corporation, that intellectual property will be jointly owned by us and Cabot Corporation; provide that if we develop any intellectual property outside of performing dispersion services for Cabot Corporation and use that intellectual property in performing dispersion services for Cabot Corporation, then we are obligated to license Cabot Corporation that intellectual property in exchange for a royalty payment; generally prohibit Cabot Corporation from engaging a third party to provide dispersion services unless we are unable to supply the requested or agreed upon services, although Cabot Corporation retains the right to manufacture fumed metal oxide dispersions itself or have Davies provide these services; and generally prohibit us from performing dispersion services for third parties whose products compete with any Cabot Corporation product or from selling dispersion products in applications, other than CMP, that compete with any Cabot Corporation product.

     The agreement has an initial term that expires in June, 2005. Thereafter, the agreement may be terminated by either party on June 30 or December 31 in any year with at least 18 months prior written notice. If Cabot Corporation terminates the agreement, Cabot cannot purchase fumed metal oxides dispersion services from one of our competitors. If we terminate the agreement, Cabot may purchase fumed metal oxide dispersion services from any party without restriction.

RESEARCH AND DEVELOPMENT

     We believe our future competitive position depends in part on our ability to develop CMP applications tailored to our customers' needs. To this end, we have a technology center at our Aurora facility to provide applications and product support to customers and to develop new products to meet the needs of the semiconductor industry. The technology center is staffed by a team that includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP products. The technology center is equipped with an advanced polishing and metrology lab in a Class 10 clean room, a polishing lab in a Class 1000 clean room, laboratories for product development and dispersion technology, and a dispersion pilot plant. In response to the growing need for new CMP applications and process improvements as well as our expansion into new markets, we have initiated construction of an additional R&D facility in Aurora, Illinois. This new facility will feature a state-of-the-art Class 1 clean room, advanced equipment for slurry and pad product development and 300mm wafer polishing capability. We believe this investment will provide us with leading edge polishing and metrology capabilities to support the technology advancements being made by our customers.

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

     We expensed approximately $25.8 million, $19.8 million and $14.8 million for research and development in fiscal years 2001, 2000 and 1999, respectively. Investments in research and development equipment are capitalized and depreciated over their useful life.

COMPETITION

     We are aware of only three other manufacturers with significant commercial sales of CMP slurries for IC devices. These manufacturers are Rodel, Fujimi and ChemFirst. However, we expect the competition to continue to intensify. We are aware of only two manufacturers with significant commercial sales of CMP slurries for polishing the magnetic heads and the coating on the hard disks in hard disk drives. These manufacturers are Fujimi and Praxair. We may also face competition from other companies that develop CMP products, customers that currently have, or that may develop, in-house capability to produce their own CMP products, and from the development of polishing pads containing abrasives or other significant changes in technology.

     We compete primarily on the basis of our product design, performance and level of service. We compete secondarily on the basis of our broad product offering, global supply assurance and, to a lesser extent, price. We believe that we presently compete favorably with respect to each of these factors. CMP products are evolving, however, and there cannot be any assurance that we will compete successfully in the future.

INTELLECTUAL PROPERTY

     Our intellectual property is important to our success and ability to compete. We currently have 26 U.S. patents and 40 pending U.S. patent applications covering CMP related products and processes. In most cases we file counterpart foreign patent applications. Many of these patents are important to our continued development of new and innovative CMP products. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

     Significant litigation regarding intellectual property rights exists in our industry. Cabot Corporation is currently involved in two separate legal actions brought against it by Rodel alleging that Cabot Corporation is infringing some of Rodel's patents. Although Cabot Corporation is the only named defendant in these lawsuits, the defense of which we have assumed and are now controlling, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of this litigation. For a further discussion of this litigation, see
Item 3 -- Legal Proceedings of this Form 10-K.

     In addition, we have obtained a patent license from a third party covering a polishing process used in the manufacturing of non-IC devices. Although we expect to independently develop a new technology which will eliminate our need for this licensed technology, there is no assurance that we will be successful in doing so or that we will be able to continue to license this technology beyond the eight years currently provided for in our license agreement. This agreement is effective through 2004 and may be renewed for an additional three year period.

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

EMPLOYEES

     As of September 30, 2001, we employed a total of 437 individuals, including 38 in sales and marketing, 122 in research and development, 52 in administration and 225 in operations. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

     Our principal U.S. facilities consist of:

     - a global headquarters in Aurora, Illinois, comprising approximately 65,000 square feet;

     - a commercial dispersion plant and technical center in Aurora, Illinois, comprising approximately 48,000 square feet; and

     - a commercial dispersion plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet with an additional
       5.2 acres of vacant land to accommodate future growth.

     We are currently expanding our Aurora, Illinois headquarters by 135,000 square feet to house our new research and development facility, including a Class 1 clean room, and additional office space. This new facility is expected to be completed in early 2002.

     Our principal foreign facilities consist of:

     - a commercial dispersion plant in Geino, Japan, consisting of approximately 113,000 square feet; and

     - a distribution center in Ansung, South Korea consisting of approximately 16,000 square feet.

     We lease land and a building at a commercial dispersion plant in Barry, Wales consisting of approximately 22,000 square feet.

     We believe that our current facilities are suitable and adequate for their intended purpose and, together with our advanced research and development facility under construction, provide us with sufficient capacity and technological capability to meet our current and expected demand in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     In June 1998, one of our major competitors, Rodel Inc., filed a lawsuit against Cabot Corporation in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot Corporation is infringing United States Patent No. 4,959,113 (entitled "Method and Composition for Polishing Metal Surfaces"), which is owned by an affiliate of Rodel. We refer to this patent as the Roberts patent and this lawsuit as the Roberts lawsuit. Cabot Corporation filed an answer and counterclaim seeking dismissal of the Roberts lawsuit with prejudice, a judgment that Cabot Corporation is not infringing the Roberts patent and/or that the Roberts patent is invalid, and other relief. Cabot Corporation subsequently filed a motion for summary judgment that the Roberts patent is invalid because all of the claims contained in the patent were not sufficiently different under applicable patent law from subject matter contained in previously granted patents, specifically United States Patents Nos. 4,705,566, 4,956,015 and 4,929,257, each of which is owned by a third party not affiliated with Rodel or us. This motion was denied on September 30, 1999 based on the court's finding that there were genuine issues of material fact to be determined at trial. After the ruling on the summary judgment motion, Rodel filed a request for reexamination of the Roberts patent with the United States Patent and Trademark Office (PTO), which was granted on November 12, 1999. On March 28, 2000, the court issued an order staying the Roberts action, which presently is in the discovery stage, pending completion of the reexamination of the Roberts patent by the PTO. In light of the reexamination, on September 29, 2000, the court denied the parties' respective motions to amend and dismiss, with leave to refile subsequent to completion of the reexamination. The reexamination certificate was issued by the PTO on March 13, 2001; as of November 30, 2001, the case remains stayed. On May 11, 2001, Cabot Corporation filed a motion for summary judgment dismissing the case on the grounds that no case or controversy remains given the reexamined patent.

     In April 1999, Rodel commenced a second lawsuit against Cabot Corporation in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 99-256). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot Corporation is infringing two other patents owned by an affiliate of Rodel. These two patents are United States Patent No. 5,391,258 (entitled "Compositions and Methods for Polishing") and United States Patent No. 5,476,606 (entitled "Compositions and Methods for Polishing"). We refer to these patents as the Brancaleoni patents and this lawsuit as the Brancaleoni lawsuit. Cabot Corporation filed an answer and counterclaim to the complaint seeking dismissal of the complaint with prejudice, a judgment that Cabot Corporation is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. On September 29, 2000, the court denied Cabot Corporation's motion to dismiss, and granted Rodel's leave to amend the Brancaleoni lawsuit to add Rodel's affiliate that owns the Brancaleoni patents, Rodel Holdings, Inc. ("Rodel Holdings"), as a plaintiff. On October 24, 2000, Rodel and Rodel Holdings filed an amended complaint that added Rodel Holdings as a plaintiff to the Brancaleoni lawsuit. On November 6, 2000, Cabot Corporation filed its answer and counterclaim seeking a judgement that Cabot Corporation is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. On January 18, 2001, the court amended its scheduling order and set June 15, 2001 for completion of discovery, October 25, 2001 for a final pretrial conference, and February, 2002 for the commencement of trial. On June 15, 2001, discovery closed as scheduled and on October 23, 2001, the court denied Rodel's motion to extend and expand discovery. On November 2, 2001, the court denied Rodel's motion to add Cabot Microelectronics as a party to the case. On September 28, 2001, Cabot Corporation filed three motions for summary judgement that the Brancaleoni patents are, respectively, invalid, unenforceable due to Rodel's inequitable conduct (denied as moot without ruling on the merits on October 26, 2001) and that no infringement exists. On the same day, Rodel filed a partial summary judgement motion on infringement. Given these motions and other matters before the court, the court has postponed the pre-trial conference without having set a new date as of November 30, 2001.

     In the Roberts lawsuit, the only product that Rodel to date has alleged infringes the Roberts patent is our W2000 slurry, which is used to polish tungsten and which currently accounts for a significant portion of our total revenue. In the Brancaleoni lawsuit, Rodel and Rodel Holdings have not alleged that any specific product infringes the Brancaleoni patents; instead, Rodel and Rodel Holdings allege that our United States Patent No. 5,858,813 (entitled "Chemical Mechanical Polishing Slurry for Metal Layers and Films" and which relates to a CMP polishing slurry for metal surfaces including, among other things, aluminum and copper) is evidence that Cabot Corporation is infringing the Brancaleoni patents through the manufacture and sales of unspecified products. At this stage, while the court has limited the scope of the Brancaleoni lawsuit, we cannot predict whether or to what extent Rodel and/or Rodel Holdings will make specific infringement claims with respect to any of our products other than W2000 in these or any future proceedings. It is possible that Rodel and/or Rodel Holdings will claim that many of our products infringe its patents.

     Although Cabot Corporation is the only named defendant in these lawsuits at present, the defense of which we have assumed and now are controlling, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. Also, while the court has ruled that we cannot be added as a party to the Brancaleoni lawsuit, we at some point could be added as a named defendant in these or other lawsuits. While we believe there are meritorious defenses to the pending actions and intend to continue to defend them vigorously, these defenses may not be successful. If Rodel (and/or Rodel Holdings) prevails in either of these cases, we may have to pay damages and, in the future, may be prohibited from producing any products found to infringe or required to pay Rodel (and/or Rodel Holdings) royalty and licensing fees with respect to sales of those products. We do not believe a loss is probable, nor can we estimate the amount of loss, if any, that might result from this matter. Accordingly, no loss provision has been made in our financial statements for any of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information concerning our executive officers and their ages as of November 30, 2001.

                 NAME                    AGE                          POSITION
                 ----                    ---   ------------------------------------------------------
                                               Chairman of the Board, President and Chief Executive
Dr. Matthew Neville....................  47    Officer
Martin M. Ellen........................  47    Vice President, Chief Financial Officer and Treasurer
H. Carol Bernstein.....................  41    Vice President, Secretary and General Counsel
J. Michael Jenkins.....................  48    Vice President of Human Resources
Jeremy K. Jones........................  47    Vice President of New Business
Hiroyuki Nishiya.......................  43    Vice President of Asia Pacific Business Region
Kathleen A. Perry......................  44    Vice President of Research and Development
Daniel J. Pike.........................  38    Vice President of Operations
Stephen R. Smith.......................  42    Vice President of Marketing and Sales
Daniel S. Wobby........................  38    Principal Accounting Officer and Corporate Controller

     Dr. Matthew Neville was elected Chairman of the Board of our company in March 2001. He has served as our President and Chief Executive Officer since December 1999 and at that time was elected a director of our company. Dr. Neville was a Vice President of Cabot Corporation from 1997 to 1999, and was the General Manager of the Microelectronics Materials Division of Cabot Corporation from 1996 until the formation of Cabot Microelectronics Corporation in 1999. From 1983 to 1996, Dr. Neville held various positions at Cabot Corporation, including Director of Research and Development for the Cab-O-Sil Division. Dr. Neville received his Ph.D. in Chemical Engineering from the Massachusetts Institute of Technology.

     Martin M. Ellen has served as our Vice President and Chief Financial Officer since March 2001. Mr. Ellen joined Cabot Microelectronics after serving as Senior Vice President and Chief Financial Officer of Whitman Corporation from October 1998 through the closing of its merger with PepsiAmericas, Inc. in 2001. From May 1998 through September 1998, Mr. Ellen was a founding member of Casas, Ellen & White, LLC, a venture management firm. From October 1996 to May 1998, Mr. Ellen was Executive Vice President and Chief Financial Officer of PrimeCare International, Inc., a healthcare services company. Mr. Ellen received a Bachelor of Science degree in accountancy from the University of Illinois, is a certified public accountant, and received a Masters of Management degree from the Kellogg Graduate School of Management at Northwestern University.

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

     J. Michael Jenkins has served as our Vice President of Human Resources since December 1999. Mr. Jenkins previously served as our Director of Human Resources beginning in May 1999. Prior to joining us, Mr. Jenkins was employed for 15 years by the Gas Chromatography Division of Hewlett-Packard holding various positions, including Human Resources and Quality Manager. Mr. Jenkins received his M.H.S. from Lincoln University.

     Jeremy K. Jones has served as our Vice President, New Business since January 2001 and previously was our Director of New Business Development since March 2000. Mr. Jones also served as Pad Business Manager since joining us in January 1999. Prior to joining us, Mr. Jones served as Market Development Manager at Motorola from 1997 to January 1999 and spent 20 years at Polaroid Corporation in various management positions. Mr. Jones earned a M.S. in Materials Engineering and B.S. in Mechanical

Engineering from Worcester Polytechnic Institute in Worcester Massachusetts and a M.B.A. from Babson College in Wellesley, Massachusetts.

     Hiroyuki Nishiya has served as our Vice President, Asian Pacific Business Region since January 2001 and previously was our Japan Business Manager since April 1997. Prior to joining us, Nishiya held various positions at OKIDATA and Materials Research Corporation. Nishiya received a Bachelor of Business Administration degree from George Washington University.

     Kathleen A. Perry has served as our Vice President of Research and Development since October 2000. Prior to joining us, Ms. Perry served as Senior Director of Strategic Technology at Applied Materials, where she was responsible for creating the strategic roadmap for CMP products and processes. From April 1997 until October 1999 she served as the Chief Technology Officer at Obsidian. From April 1993 to April 1997, she led a CMP research team at Motorola as the Manager of CMP Research. Ms. Perry earned a B.S. in Materials Science and Engineering from Cornell University and an M.S. in Materials Science and Engineering from Northwestern University.

     Daniel J. Pike has served as our Vice President of Operations since December 1999. Mr. Pike served as our Director of Global Operations from 1996 to 1999. Prior to joining us, Mr. Pike worked for FMC Corporation as a Marketing Manager for the Pharmaceutical Division. Mr. Pike received his B.S. in Chemical Engineering from the University of Buffalo and his M.B.A. from the Wharton School of Business of the University of Pennsylvania.

     Stephen R. Smith has served as our Vice President of Marketing and Sales since October 2001. Prior to joining us, Mr. Smith served as Vice President, Sales & Business Development for Buildpoint Corporation, a start-up company providing web-based supply chain applications to the construction industry, from 2000 to October 2001. Prior to that, Mr. Smith spent 17 years at Tyco Electronics Group, formerly known as AMP Incorporated, in various management positions. Mr. Smith earned a B.S. in Industrial Engineering from Grove City College and a M.B.A. from Wake Forest University.

     Daniel S. Wobby has served as our Corporate Controller since March 2000 and Principle Accounting Officer since June 2000. Mr. Wobby had served as Director of Finance since October 1997. Since 1989, Mr. Wobby held various accounting and operations positions with Cabot Corporation. Prior to joining Cabot Corporation, Mr. Wobby worked for Arthur Andersen LLP in the Commercial Audit Division. Mr. Wobby earned a B.S. in Accounting from St. Michael's College.

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

                                                               HIGH     LOW
                                                              ------   ------
Fiscal 2000 Third Quarter (from April 4, 2000)..............  $49.38   $24.88
Fiscal 2000 Fourth Quarter..................................   65.13    40.56
Fiscal 2001 First Quarter...................................   57.00    36.63
Fiscal 2001 Second Quarter..................................   99.38    38.31
Fiscal 2001 Third Quarter...................................   76.41    38.00
Fiscal 2001 Fourth Quarter..................................   79.34    48.31
Fiscal 2002 First Quarter (through November 30, 2001).......   72.73    43.15

     As of November 30, 2001, there were approximately 1,465 holders of record of our common stock. In the fiscal year ended September 30, 2000, Cabot Microelectronics paid Cabot Corporation dividends of

$81.3 million, of which $17.0 million was paid from borrowings under a term credit facility prior to the initial public offering and $64.3 million was paid with proceeds from the initial public offering. No dividends were declared or paid in fiscal 2001 and we currently do not anticipate paying cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for each of the three years ended September 30, 2001 has been derived from the audited financial statements contained in Item 8 of Part II of this Form 10-K. The selected statements of income data for the years ended September 30, 1998 and 1997 and the selected balance sheet data as of September 30, 1999 and 1998 has been derived from the audited financial statements contained in the amendment to our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 4, 2000. The selected balance sheet data as of September 30, 1997 was derived from our unaudited financial data. Certain amounts in the prior fiscal years have been reclassified to conform with the current year presentation.

     Basic and diluted net income per share for the year ended September 30, 1999 have been calculated using the pro forma 18.99 million shares owned by Cabot Corporation for the period prior to our initial public offering. Basic and diluted net income per share for the year ended September 30, 2000 have been calculated using the pro forma 18.99 million shares owned by Cabot Corporation for the period prior to our initial public offering in the weighted average shares outstanding calculation.

     General and administrative expenses for the year ended September 30, 2000 include $2.1 million related to options granted to non-Cabot Microelectronics' employees at the time of our initial public offering and $1.6 million for the accelerated vesting of Cabot Microelectronics' employee incentive compensation and benefits at the time of the spin-off from Cabot Corporation.

     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

                       CABOT MICROELECTRONICS CORPORATION

                  SELECTED FINANCIAL DATA -- FIVE YEAR SUMMARY

                                                         YEAR ENDED SEPTEMBER 30,
                                             -------------------------------------------------
                                               2001       2000      1999      1998      1997
                                             --------   --------   -------   -------   -------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
  Revenue..................................  $227,192   $181,156   $98,690   $58,831   $35,211
  Cost of goods sold.......................   108,419     86,290    48,087    29,747    19,974
                                             --------   --------   -------   -------   -------
       Gross profit........................   118,773     94,866    50,603    29,084    15,237
  Operating expenses:
     Research and development..............    25,805     19,762    14,768    10,261     8,481
     Selling and marketing.................     8,757      7,594     4,932     3,507     1,150
     General and administrative............    21,054     19,974    11,107     8,148     4,223
     Amortization of goodwill and other
       intangibles.........................       718        718       720       720       720
                                             --------   --------   -------   -------   -------
       Total operating expenses............    56,334     48,048    31,527    22,636    14,574
                                             --------   --------   -------   -------   -------
  Operating income.........................    62,439     46,818    19,076     6,448       663
  Other income, net........................     1,049        130        --        --        --
                                             --------   --------   -------   -------   -------
  Income before income taxes...............    63,488     46,948    19,076     6,448       663
  Provision for income taxes...............    21,586     16,446     6,796     2,211       (45)
                                             --------   --------   -------   -------   -------
       Net income..........................  $ 41,902   $ 30,502   $12,280   $ 4,237   $   708
                                             ========   ========   =======   =======   =======
Basic net income per share.................  $   1.76   $   1.44   $  0.65
                                             ========   ========   =======
Weighted average basic shares
  outstanding..............................    23,824     21,214    18,990
                                             ========   ========   =======
Diluted net income per share...............  $   1.72   $   1.39   $  0.65
                                             ========   ========   =======
Weighted average diluted shares
  outstanding..............................    24,327     21,888    18,990
                                             ========   ========   =======
Cash dividends per share...................  $   0.00   $   3.71   $  0.00
                                             ========   ========   =======

                                                               SEPTEMBER 30,
                                             -------------------------------------------------
                                               2001       2000      1999      1998      1997
                                             --------   --------   -------   -------   -------
BALANCE SHEET DATA:
  Current assets...........................  $ 96,454   $ 59,053   $26,120   $15,581   $ 8,781
  Property, plant and equipment, net.......    97,426     71,873    40,031    24,713    17,195
  Other assets.............................     2,801      5,180     4,123     4,837     5,547
                                             --------   --------   -------   -------   -------
     Total assets..........................  $196,681   $136,106   $70,274   $45,131   $31,523
                                             ========   ========   =======   =======   =======
  Current liabilities......................  $ 26,366   $ 24,200   $ 7,775   $ 4,870   $ 2,980
  Long-term debt...........................     3,500      3,500        --        --        --
  Other long-term liabilities..............       528        844       422       233       119
                                             --------   --------   -------   -------   -------
     Total liabilities.....................    30,394     28,544     8,197     5,103     3,099
  Stockholders' equity.....................   166,287    107,562    62,077    40,028    28,424
                                             --------   --------   -------   -------   -------
     Total liabilities and stockholders'
       equity..............................  $196,681   $136,106   $70,274   $45,131   $31,523
                                             ========   ========   =======   =======   =======

Certain amounts in the prior fiscal years have been reclassified to conform with the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding industry or general economic prospects or trends, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could", or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences.

     The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8. of Part II of this Form 10-K.

OVERVIEW

     We are the leading supplier of high performance polishing slurries used in the manufacture of the most advanced IC devices, through a process called chemical mechanical planarization ("CMP"). We believe that we supply approximately 80% of the slurries sold to IC device manufacturers worldwide. CMP is a polishing process used by IC device manufacturers to planarize many of the multiple layers of material that are built upon silicon wafers to produce advanced devices. Planarization is a polishing process that levels and smooths, and removes the excess material from, the surfaces of these layers. CMP slurries are liquid formulations that facilitate and enhance this polishing process and generally contain engineered abrasives and proprietary chemicals. CMP enables IC device manufacturers in producing smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers seek to further shrink the size of these devices and improve their performance.

     Substantially all of our revenue is generated through the sale of CMP slurries. Historically, a majority of our CMP slurries were used in tungsten and oxide applications. We continue to develop and sell CMP slurries for polishing copper and for use in the data storage market and we also continue to develop slurries for additional new applications. Since January, 2001, we have been challenged by one of the most significant downturns in the semiconductor industry's history as our customers' inventory levels were higher than in the past and end market demand for products using IC devices slowed as a result of the overall weakness in the global economy. As a result, growth in our business has also slowed since that date.

     Prior to our initial public offering on April 4, 2000, we operated as a division of Cabot Corporation, a global chemical manufacturing company based in Boston, Massachusetts. On September 29, 2000, Cabot Corporation effected the spin-off of its approximate 80.5% investment in Cabot Microelectronics Corporation by distributing 0.280473721 shares of our common stock as a dividend on each outstanding share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock.

BASIS OF PRESENTATION

     The following "Management's Discussion of Results of Operations" contains financial comparisons with prior periods that are affected by certain agreements entered into with Cabot Corporation at the time of our initial public offering. We historically sold various dispersion products to Cabot Corporation at our cost of manufacturing. We entered into a dispersion services agreement with Cabot Corporation, which became effective upon the completion of our initial public offering, under which we provide dispersion products to

Cabot Corporation at our cost to manufacture plus a margin. Cabot Corporation supplies us with the fumed metal oxide raw materials for these dispersions. The effect of the agreement is to reduce both our cost of goods sold and revenue for these dispersions since we no longer purchase these materials and include them in either cost of goods sold or revenue. In addition, we historically purchased fumed metal oxides, critical raw materials for our slurries, from Cabot Corporation at their standard cost. We entered into a fumed metal oxide agreement with Cabot Corporation, which became effective on April 4, 2000, under which we purchase certain fumed metal oxides at contractually agreed upon higher prices. The effects of these agreements on the comparison of operating results are disclosed in the discussion that follows.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

                                                          YEAR ENDED SEPTEMBER 30
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Total revenue........................................     100.0%     100.0%     100.0%
Cost of goods sold...................................      47.7       47.6       48.7
                                                       --------   --------   --------
Gross profit.........................................      52.3       52.4       51.3
  Research and development...........................      11.4       10.9       15.0
  Selling and marketing..............................       3.9        4.2        5.0
  General and administrative.........................       9.3       11.0       11.3
  Amortization of goodwill and other intangibles.....       0.3        0.4        0.7
                                                       --------   --------   --------
Operating income.....................................      27.4       25.9       19.3
Other income (expense)...............................       0.5        0.0        0.0
                                                       --------   --------   --------
Income before income taxes...........................      27.9       25.9       19.3
Provision for income taxes...........................       9.5        9.1        6.9
                                                       --------   --------   --------
Net income...........................................      18.4%      16.8%      12.4%

YEAR ENDED SEPTEMBER 30, 2001 VERSUS YEAR ENDED SEPTEMBER 30, 2000

REVENUE

     Total revenue was $227.2 million in 2001, which represented a 25.4%, or $46.0 million, increase from 2000. Of this increase, $37.4 million was due to a 20.6% increase in volume and $8.6 million was due to increased weighted average selling prices. Fiscal 2001 revenue would have been $3.8 million higher had the Japanese Yen average exchange rate for the year held constant with the prior fiscal year average. Total revenue in 2000 would have been $0.6 million lower had our dispersion services agreement with Cabot Corporation been in effect throughout the entire fiscal year. Most of our revenues are derived from sales of products used in the manufacture of advanced IC devices. Manufacturing of IC devices declined throughout calendar year 2001 as a result of the downturn in the semiconductor industry and weak global economic conditions. As a result, our fiscal 2001 quarterly revenues were the highest in our first quarter at $68.6 million and were the lowest in our fourth fiscal quarter at $51.4 million, which was essentially flat with revenues in the third fiscal quarter. Given current industry and overall economic conditions, it is difficult to predict our future revenue trends.

COST OF GOODS SOLD

     Total cost of goods sold was $108.4 million in 2001, which represented an increase of 25.6% or $22.1 million from 2000. Of this increase, $17.8 million was due to higher sales volume and $4.3 million was due to higher weighted average costs per gallon. Cost of goods sold would have been $4.2 million higher in 2000 had our dispersion services and fumed metal oxide agreements with Cabot Corporation been in effect throughout the entire fiscal year. Higher costs per gallon resulted from a shift in product mix and higher raw material costs.

     We expect that the cost of fumed silica used in the manufacture of CMP slurries will continue to increase according to the terms of our existing fumed metal oxide agreement with Cabot Corporation, which provides for a fixed annual increase in the price of silica of 2.0% of the initial price and additional increases if Cabot Corporation's raw material costs increase. Also, in order to meet our needs for fumed alumina given the anticipated growth in sales of fumed alumina based slurries in December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to its fumed alumina terms. Under this fumed alumina supply agreement, Cabot Corporation has expanded its capacity for the manufacture of fumed alumina. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if they produce more than a certain amount per year. These financial terms, along with those contained in the amendment to the fumed metal oxide agreement are retroactive to October, 2001 and our average cost per pound for fumed alumina will be higher in the future than paid under the original fumed metal oxide agreement. Had we paid this higher average cost per pound for all fumed alumina purchased in fiscal 2001, cost of goods sold would have increased by approximately $0.9 million. We expect this dollar amount to increase in future years as we anticipate continued strong sales growth in alumina-based slurry products. Our need for additional quantities of fumed metal oxides in the future will require that we enter into new supply arrangements that could result in costs which are higher than those in existing agreements.

GROSS PROFIT

     Our gross profit as a percentage of net revenue of 52.3% in 2001 was essentially flat as compared to 52.4% in 2000. Gross profit as a percentage of net revenue would have been 49.9% in 2000 had our dispersion services and fumed metal oxide agreements with Cabot Corporation been in effect throughout the entire fiscal year. On a comparable basis, the increase in gross profit of 2.4 percentage points resulted primarily from favorable product mix.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $25.8 million in 2001, which represented an increase of 30.6%, or $6.0 million, over 2000. This resulted primarily from higher staffing levels and operating supplies needed to support our continued investments in research and development. Key activities during the twelve months ended September 30, 2001 involved the continued development of new and enhanced slurry products with a significant focus on slurries for polishing copper, CMP polishing pad technology and advanced particle technology. We expect research and development expenses to increase in fiscal 2002 due to our commitment to technology advancement and as a result of our new research and development facility.

SELLING AND MARKETING

     Selling and marketing expenses were $8.8 million in 2001, which represented an increase of 15.3%, or $1.2 million, over 2000. The increase was due primarily to the hiring of additional customer support personnel in North America, Japan and Taiwan.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $21.1 million in 2001, which represented an increase of 5.4%, or $1.1 million, from 2000. Fiscal 2000 includes compensation expense of $3.8 million related to options granted to non-Cabot Microelectronics employees at the time of the initial public offering and a charge for the accelerated vesting of long term incentives and benefits at the time of the spin-off from Cabot Corporation. Absent these prior year charges, general and administrative expenses increased 29.8%, or $4.9 million, primarily due to increased staffing and other expenses necessary to support the general growth of the business and the administrative activities of a stand alone company.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.7 million in 2001 and 2000 resulting from goodwill and other intangible assets associated with the acquisition of selected distributor assets from a third party in 1995. Effective October 1, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". As a result, amortization costs in fiscal 2002 will decrease by approximately $0.4 million due to the discontinuation of goodwill amortization.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 34.0% in 2001 and 35.0% in 2000. The decrease in the effective tax rate was mainly driven by an increase in tax credits from expanded research and experimentation activities.

NET INCOME

     Net income was $41.9 million in 2001, which represented an increase of 37.4%, or $11.4 million, from 2000 as a result of the factors discussed above.

YEAR ENDED SEPTEMBER 30, 2000 VERSUS YEAR ENDED SEPTEMBER 30, 1999

REVENUE

     Total revenue was $181.2 million in 2000, which represented an 83.6%, or $82.5 million, increase from 1999. Of this increase, $66.7 million was due to a 67.6% increase in volume and $15.8 million was due to increased weighted average selling prices. The volume growth was mainly driven by the increased use of CMP slurries in the manufacture of IC devices. The growth was especially strong with respect to sales of CMP slurries for polishing tungsten. Total revenue in 2000 would have been $0.6 million lower had our dispersion services agreement with Cabot Corporation been in effect throughout the entire fiscal year.

COST OF GOODS SOLD

     Total cost of goods sold was $86.3 million in 2000, which represented an increase of 79.4% or $38.2 million from 1999. Of this increase, $32.5 million was due to higher sales volume and $5.7 million was due to higher weighted average costs per gallon. These higher costs resulted from higher raw material costs, especially fumed silica cost increases associated with our fumed metal oxide agreement with Cabot Corporation, and for transportation costs associated with shipping raw materials to our manufacturing plant in Japan. Higher manufacturing costs also resulted from improved quality requirements and the qualification of our Geino, Japan facility. Fumed silica costs increased due to the terms of the fumed metal oxide supply agreement with Cabot Corporation which contains provisions for a fixed annual increase in the price of silica of 2.0% of the initial price and additional increases if Cabot Corporation's raw material costs increase. Cost of goods sold would have been $4.2 million higher in 2000 had our dispersion services and fumed metal oxide agreements with Cabot Corporation been in effect throughout the entire fiscal year.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 52.4% in 2000 compared to 51.3% in 1999. The increase in gross profit resulted primarily from favorable product mix.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $19.8 million in 2000, which represented an increase of 33.8%, or $5.0 million, over 1999. Of this increase, $2.2 million represents additional personnel and related relocation expenses in North America and $2.9 million resulted from higher laboratory supply costs and other operating expenses associated with our clean room. Also, outsourced development activities increased by $0.8 million and increased staffing in Geino, Japan added $0.5 million in expenses. These increases were partially offset by $0.9 million of decreased research and development allocations from Cabot Corporation and $0.5 million of decreases in various other areas. Key activities during the twelve months ended September 30, 2000 involved the continued development of new and enhanced slurry products, CMP polishing pad technology and advanced particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $7.6 million in 2000, which represented an increase of 54.0%, or $2.7 million, over 1999. The increase was due primarily to the hiring of additional customer support personnel in North America, Japan and Taiwan.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $20.0 million in 2000, which represented an increase of 79.8%, or $8.9 million, from 1999. Approximately $2.9 million of the increase represents additional personnel costs needed to support the general growth of our business and $1.6 million in operating costs associated with our new corporate office building. Increased costs of purchased services and expenses related to our initial public offering and spin-off from Cabot Corporation of $1.4 million were partially offset by a decrease of $0.8 million in charges from Cabot Corporation for corporate services. Also, non-recurring compensation expenses were incurred of $3.8 million, including $2.1 million related to options granted to non-Cabot Microelectronics employees at the time of the initial public offering and $1.6 million for the accelerated vesting of long term incentives and benefits at the time of the spin-off from Cabot Corporation.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.7 million in 2000 and 1999 which related to goodwill and other intangible assets associated with the acquisition of selected distributor assets from a third party in 1995.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 35.0% in 2000 and 35.6% in 1999. The slight decrease in the effective tax rate was mainly driven by a greater percentage of export sales resulting in increased foreign sales corporation deductions.

NET INCOME

     Net income was $30.5 million in 2000, which represented an increase of 148.4%, or $18.2 million, from 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $62.5 million in 2001, $31.9 million in 2000 and $9.0 million in 1999. Our cash provided by operating activities in 2001 resulted from net income of $41.9 million plus non-cash items of $17.6 million and a net decrease in working capital of $3.0 million. Our principal capital requirements have been for property, plant and equipment additions and working capital needs to support the expansion of our business.

     In 2001, cash flows used in investing activities were $35.3 million, primarily related to the capacity expansion of our Geino, Japan facility and construction of our new Aurora, Illinois research and development facility. In 2000, cash flows used in investing activities were $37.2 million, primarily related to the construction of our Aurora, Illinois manufacturing facility, the purchase of land and construction of a new distribution facility in Korea, the purchase of research and development equipment and the purchase of additional land in Geino, Japan. In 1999, cash flows used in investing activities were $17.1 million, primarily due to the completion of our Geino, Japan facility and construction of our Aurora, Illinois headquarters building.

     We had cash flows from financing activities of $10.4 million in 2001 which resulted from the exercise of stock options and issuance of shares under our Employee Stock Purchase Program. In 2000, cash flows from financing activities of $15.2 million resulted primarily from capital contributions from Cabot Corporation of $10.1 million, net proceeds from our initial public offering of $82.8 million and borrowings of $17.0 million under a term credit facility. We paid Cabot Corporation dividends of $17.0 million in March 2000 and $64.3 million in April 2000. Also, during the third quarter of 2000, we repaid $13.5 million of borrowings under our term credit facility. In 1999 we had net cash flows from financing activities of $8.1 million which were capital contributions by Cabot Corporation.

     At September 30, 2001 debt was comprised of an unsecured term loan in the amount of $3.5 million funded on the basis of the Illinois State Treasurer's Economic Program. This loan is due on April 3, 2005 and incurs interest at an annual rate of 6.37% until April 3, 2002 and 1.75% plus 70% of the three year treasury rate thereafter. On July 10, 2001, the agreement between Cabot Microelectronics and LaSalle Bank for this loan was amended and restated. Although the loan amount of $3.5 million was unchanged, various other terms were revised and the termination date was amended from June 1, 2005 to April 3, 2005.

     On July 10, 2001 we entered into a $75.0 million unsecured revolving credit and term loan facility with a group of commercial banks which replaced our $25.0 million unsecured revolving credit facility and $8.5 million revolving line of credit; both of which were terminated. Under the new agreement, which terminates July 10, 2004, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement contains various covenants. No amounts are currently outstanding under the new credit facility and we are currently in compliance with the covenants. No amounts were outstanding under the former lines of credit at September 30, 2000.

     We estimate that our total capital expenditures in fiscal year 2002 will be approximately $45.0 million, approximately $3.0 million of which we have already spent as of October 31, 2001. Our major capital expenditures in 2002 are expected to be:

     - approximately $17.0 million to expand our research and development facilities and headquarters in Aurora, Illinois; and

     - approximately $15.0 million for advanced clean room equipment, polishing and other equipment primarily for use in our new research and development facility.

     We believe that cash generated by our operations and borrowings under our revolving credit facility will be sufficient to fund our operations and expected capital expenditures in the foreseeable future. However, we plan to expand our business and continue to improve our technology and, to do so, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.

     Cabot Corporation is currently a defendant in two lawsuits involving Rodel. We have agreed to indemnify Cabot Corporation for any liabilities or damages resulting from these lawsuits. See Item 3. -- Legal Proceedings in this Form 10-K.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. This statement requires that intangible assets with finite useful lives be amortized and intangible assets with indefinite lives and goodwill no longer be amortized, but instead tested for impairment at least annually. Effective October 1, 2001, we adopted SFAS 141 and SFAS 142 which resulted in the reclassification of a portion of intangible assets regarding workforce in place to goodwill. We determined that the resulting unamortized goodwill balance of approximately $1.3 million was not impaired. In accordance with the statement, we will cease amortization of goodwill and will perform impairment tests annually. The adoption of these statements will reduce amortization expense by approximately $0.4 million in fiscal 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect the adoption of SFAS 143 to have a significant impact on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting for the Impairment or Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). We do not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

  WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN CMP CONSUMPTION

     Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt and improve our products in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices and these changes and advances are expected to continue in the future. One or more developments in the semiconductor industry may render our products obsolete or less important to the IC device manufacturing process.

  A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. In fiscal year 2001, our five largest customers accounted for approximately 55% of our revenue, with Marketech and Intel accounting for approximately 21% and 14% of our revenue, respectively. In 2000, our five largest customers accounted for approximately 56% of our revenue, with Marketech, Intel and Takasago accounting for approximately 17%, 15% and 11% of our revenue, respectively. Marketech and Takasago are distributors.

  DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY A FURTHER DECLINE IN WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

     Our business is affected by current economic and industry trends and it is extremely difficult to predict sales of our products given uncertainties in these factors. As occurred during 2001, the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories, affected our quarterly revenue trends. Further declines in current economic and industry conditions could adversely affect our business.

  IF WE LOSE PENDING OR FUTURE INTELLECTUAL PROPERTY LAWSUITS RELATING TO OUR BUSINESS, WE COULD BE LIABLE FOR SIGNIFICANT DAMAGES AND LEGAL EXPENSES AND COULD BE ENJOINED FROM MANUFACTURING OUR SLURRY PRODUCTS

     Cabot Corporation is currently the defendant in two lawsuits against it by Rodel involving infringement claims relating to our business. If Cabot Corporation or we were to lose these or future lawsuits, we could be liable for significant damages and legal expenses and could be enjoined from manufacturing our slurry products. Although Cabot Corporation is the only named defendant in these lawsuits at present, the defense of which we have assumed and are now controlling, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. See Item 3. Legal Proceedings in this Form 10-K for further discussion.

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

     Fumed metal oxides, primarily fumed silica but also fumed alumina, are the primary raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides. Cabot Corporation is currently our exclusive supplier of certain fumed metal oxides for certain of our products. We have entered into a fumed metal oxide agreement with Cabot Corporation, which became effective upon completion of our initial public offering in April, 2000, and under which, according to certain terms and conditions, including those in our new fumed alumina supply agreement with Cabot Corporation, Cabot Corporation continues to be our exclusive supplier of certain fumed metal oxides for our slurry products produced as of the date of the initial public offering. We have been purchasing fumed alumina from Cabot Corporation under the fumed metal oxide agreement. In order to meet our anticipated needs for fumed alumina, in December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to fumed alumina. Under the fumed alumina supply agreement, Cabot Corporation has expanded its capacity for the manufacture of fumed alumina to which we have first right to all capacity from the expansion and under the amended fumed metal oxide agreement we now have first right, subject to certain terms and conditions, to the capacity from that facility. We face the risk of significant increases in the price of fumed metal oxides as Cabot Corporation's cost of production increases. It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation is unable to supply us with sufficient quantities of fumed metal oxides which meet the quality required by our customers' supply needs and technical specifications, or encounters supply problems, including but not limited to any related to quality, functionality of equipment, natural disasters, work stoppages or raw material availability. In addition, contractual amendments with, or non-performance by Cabot Corporation may adversely affect us as well.

     In addition, if we change the supplier or type of fumed metal oxides we use to make our CMP slurries or are required to purchase them from a different manufacturer or manufacturing facility, whether Cabot

Corporation or another party, our customers might be forced to requalify our CMP slurries for their manufacturing processes and products. The requalification process would likely take a significant amount of time to complete, during which our sales of CMP slurries to these customers could be interrupted or reduced.

     We have also specifically engineered our slurry chemistries with the fumed metal oxides currently used in the production of our CMP products. A change in the fumed metal oxides we use to make our slurry products could require us to modify our chemistries. This modification may involve a significant amount of time and cost to complete and therefore could have an adverse effect on our business and sales.

  OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR EXISTING OR FUTURE COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS OR IF ANY OF OUR MAJOR CUSTOMERS DEVELOP IN-HOUSE SLURRY MANUFACTURING CAPABILITY

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

     An element of our strategy is to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including manufacturing CMP polishing pads and slurries for CMP polishing of the magnetic heads in hard disk drives. We have had limited experience in developing and marketing these products, particularly polishing pads, which involve technologies and production processes that are new to us. We or the suppliers of the raw materials that we use to make our polishing pads may not be able to solve any technological or production problems that we or they may encounter. In addition, if we or these suppliers are unable to keep pace with technological or other developments in the design and production of polishing pads, we will probably not be competitive in the polishing pad market. In addition, our competitors may have or obtain intellectual property rights which may restrict our ability to market our existing products and/or to innovate and develop new products. For these reasons, the expansion of our business into these new product areas or applications may not be successful.

  BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY PROTECT OR OBTAIN IT COULD SERIOUSLY HARM OUR BUSINESS

     Protection of intellectual property is particularly important in our industry because CMP slurry and pad manufacturers develop complex and technical formulas for CMP products which are proprietary in nature and differentiate their products from those of competitors. Our intellectual property is important to our success and ability to compete. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could seriously harm our business.

     Policing the unauthorized use of our intellectual property is difficult, and the steps we have taken may not detect or prevent the misappropriation or unauthorized use of our technologies. In addition, other parties may independently develop or otherwise acquire the same or substantially equivalent technologies to ours.

  WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. For fiscal 2001, approximately 62% of our revenue was generated by sales to customers outside the United States. For the fiscal year ended September 30, 2000, approximately 55% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in foreign countries. These risks include, but are not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights.

  OUR ABILITY TO RAISE CAPITAL IN THE FUTURE MAY BE LIMITED AND THIS MAY LIMIT OUR ABILITY TO EXPAND OUR BUSINESS AND IMPROVE OUR TECHNOLOGY

     We plan to expand our business and continue to improve our technology. This may require funds in excess of those generated from operating activities and from those available under existing credit facilities. Therefore, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our financial condition or results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve restrictive covenants.

  HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY

     The historical financial information we have presented may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity for fiscal years prior to 2001 and may not be indicative of what our results of operations, financial position and cash flows will be in the future. As a result, information to evaluate our business is limited. This is because when we were a division of Cabot Corporation, Cabot Corporation provided us with various services and allocated expenses for these services to us in amounts that may not have been the same as the expenses we would have incurred had we performed or acquired these services ourselves. At the time of our initial public offering, we changed our fumed metal oxide supply and dispersion services arrangements with Cabot Corporation and the prices we are paying and anticipate paying in the future under these and other arrangements. Also, the historical financial information for the periods prior to our initial public offering does not reflect other events and changes that have occurred as a result of our separation from Cabot Corporation, including the establishment of our capital structure, the incurrence of debt and changes in our expenses as a result of new employee, tax and other structures and matters.

RISKS RELATING TO OUR SEPARATION FROM CABOT CORPORATION

  WE CURRENTLY USE CABOT CORPORATION'S INFORMATION TECHNOLOGY SERVICES AND SYSTEMS AND OUR ABILITY TO SATISFY OUR CUSTOMERS AND OPERATE OUR BUSINESS MAY SUFFER IF WE DO NOT IMPLEMENT A NEW INFRASTRUCTURE TO SUPPORT OUR EXPANDING BUSINESS NEEDS

     We currently use duplicated versions of Cabot Corporation's systems to support our operations, including systems covering order processing, inventory management, shipping and accounting. Many of these systems were not optimized for our business processes. We have initiated a project to implement new systems to replace the duplicated versions of Cabot Corporation's systems. We may not be successful in implementing these systems and transitioning data from the duplicated versions of Cabot Corporation's systems to our new systems. We continue to rely upon the network infrastructure provided and maintained by Cabot Corporation.

  A NUMBER OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR EXECUTIVE OFFICERS OF CABOT CORPORATION OR OWN CABOT CORPORATION STOCK

     Two members of our board of directors are directors and/or executive officers of Cabot Corporation (prior to May, 2001, three members were). Our directors who are also directors and/or executive officers of Cabot Corporation have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both us and Cabot Corporation, as well as related party transactions and agreements between us and Cabot Corporation such as our fumed metal oxide, fumed alumina supply, and dispersion services agreements. In addition, a number of our directors and executive officers own Cabot Corporation stock and options on Cabot Corporation stock they acquired as employees of Cabot Corporation. This ownership could create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and Cabot Corporation.

  WE MAY HAVE CONFLICTS WITH CABOT CORPORATION WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS

     Conflicts of interest may arise between Cabot Corporation and us in a number of areas relating to our past and ongoing relationships. We may have conflicts with Cabot Corporation that we cannot resolve and, even if we are able to do so, the resolution of these conflicts may not be as favorable as if we were dealing with a party with whom we had never been affiliated. For example, Cabot Corporation continues to be our exclusive supplier, subject to certain terms and conditions, of certain fumed metal oxides in certain amounts for our slurry products produced as of the date of our initial public offering under a fumed metal oxide agreement between Cabot Corporation and our company and as of December, 2001 under a fumed alumina supply agreement. These and other agreements were made or structured in the context of an affiliated relationship and generally were negotiated in the overall context of our separation from Cabot Corporation. The prices and other terms under these agreements may be less favorable to us than what we could have obtained in arm's-length negotiations with unaffiliated third parties for similar services or under similar agreements. It is particularly difficult to assess whether the price for fumed metal oxides provided under our fumed metal oxide supply agreement, and its December, 2001 amendment with respect to fumed alumina, or for fumed alumina under our fumed alumina supply agreement or other arrangements with Cabot Corporation is the same as or different from the price we could have obtained in arm's-length negotiations with an unaffiliated third party in light of the long-term nature of the contract, the volumes provided for under the agreement and our particular quality requirements.

  IF THE SPIN-OFF IS NOT TAX-FREE, WE COULD BE LIABLE TO CABOT CORPORATION FOR THE RESULTING TAXES

     On September 29, 2000, Cabot Corporation effected the spin-off of Cabot Microelectronics by distributing 0.280473721 shares of our common stock as a dividend on each share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock. We have agreed to indemnify Cabot Corporation in the event the spin-off is not tax-free to Cabot Corporation as a result of various actions taken by or with respect to us or our failure to take various actions, all as set forth in our tax sharing agreement with Cabot Corporation. We may not be able to control some of the events that could trigger this liability. In particular, any acquisition of us by a third party within two years of the spin-off could result in the spin-off becoming a taxable transaction and give rise to our obligation to indemnify Cabot Corporation for any resulting tax liability.

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

  THE MARKET PRICE MAY FLUCTUATE WIDELY AND RAPIDLY

     The market price of our common stock could fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor industry; changes in financial estimates and recommendations by securities analysts following our stock; earnings and other announcements by, and changes in market evaluations of, us or participants in the semiconductor industry; changes in business or regulatory conditions affecting us or participants in the semiconductor industry; announcements or implementation by us or our competitors of technological innovations or new products; and trading volume of our common stock.

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

     Our certificate of incorporation, our bylaws, our rights plan and various provisions of the Delaware General Corporation Law may make it more difficult to effect a change in control of our company. Our certificate of incorporation, our by-laws, our rights plan and the various provisions of Delaware General Corporation Law may adversely affect the price of our common stock, discourage third parties from making a bid for our company or reduce any premiums paid to our stockholders for their common stock. For example, we amended our certificate of incorporation to authorize our board of directors to issue up to 20 million shares of blank check preferred stock and to attach special rights and preferences to this preferred stock. The issuance of this preferred stock may make it more difficult for a third party to acquire control of us. We also amended our certificate of incorporation to provide for the division of our board of directors into three classes as nearly equal in size as possible with staggered three-year terms. This classification of our board of directors could have the effect of making it more difficult for a third party to acquire our company, or of discouraging a third party from acquiring control of our company. In addition, the rights issued to our stockholders under our rights plan may make it more difficult or expensive for another person or entity to acquire control of us without the consent of our board of directors.

     We have adopted change-in-control arrangements covering our executive officers and other key employees. These arrangements provide for a cash severance payment, continued medical benefits and other ancillary payments and benefits upon termination of a covered employee's employment following a change in control.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and the British Pound. Our exposure to foreign currency exchange risks has not been significant because a significant portion of our foreign sales are denominated in U.S. dollars. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. Approximately 15% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts for speculative or trading purposes.

  MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of September 30, 2001, the analysis demonstrated that such market movements would not have a material adverse effect on our financial position, results of operations or cash flows over a one year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at September 30, 2001 was not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  CABOT MICROELECTRONICS CORPORATION
  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   32
  Statements of Income for the years ended September 30,
     2001, 2000 and 1999....................................   33
  Balance Sheets at September 30, 2001 and 2000.............   34
  Statements of Cash Flows for the years ended September 30,
     2001, 2000 and 1999....................................   35
  Statement of Changes in Stockholders' Equity for the years
     ended September 30, 2001, 2000 and 1999................   36
  Notes to the Financial Statements.........................   37
  Selected Quarterly Operating Results......................   57
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   58

     All other schedules are omitted, because they are not required, are not applicable, or the information is included in the financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of Cabot Microelectronics Corporation

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation at September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
October 25, 2001, except for paragraphs 2, 3 and 4
of Note 4, as to which the date is December 12, 2001

                       CABOT MICROELECTRONICS CORPORATION
                              STATEMENTS OF INCOME

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenue.....................................................  $227,192    $181,156    $98,690
Cost of goods sold..........................................   108,419      86,290     48,087
                                                              --------    --------    -------
       Gross profit.........................................   118,773      94,866     50,603
Operating expenses:
  Research and development..................................    25,805      19,762     14,768
  Selling and marketing.....................................     8,757       7,594      4,932
  General and administrative................................    21,054      19,974     11,107
  Amortization of goodwill and other intangibles............       718         718        720
                                                              --------    --------    -------
     Total operating expenses...............................    56,334      48,048     31,527
                                                              --------    --------    -------
Operating income............................................    62,439      46,818     19,076
Other income, net...........................................     1,049         130         --
                                                              --------    --------    -------
Income before income taxes..................................    63,488      46,948     19,076
Provision for income taxes..................................    21,586      16,446      6,796
                                                              --------    --------    -------
     Net income.............................................  $ 41,902    $ 30,502    $12,280
                                                              ========    ========    =======
Basic net income per share..................................  $   1.76    $   1.44    $  0.65
                                                              ========    ========    =======
Weighted average basic shares outstanding...................    23,824      21,214     18,990
                                                              ========    ========    =======
Diluted net income per share................................  $   1.72    $   1.39    $  0.65
                                                              ========    ========    =======
Weighted average diluted shares outstanding.................    24,327      21,888     18,990
                                                              ========    ========    =======

   The accompanying notes are an integral part of these financial statements.

                       CABOT MICROELECTRONICS CORPORATION
                                 BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 47,677    $  9,971
  Accounts receivable, less allowance for doubtful accounts
     of $1,014 at September 30, 2001 and $233 at September
     30, 2000...............................................    26,735      30,595
  Inventories...............................................    16,806      14,014
  Prepaid expenses and other current assets.................     1,742       2,752
  Deferred income taxes.....................................     3,494       1,721
                                                              --------    --------
       Total current assets.................................    96,454      59,053
Property, plant and equipment, net..........................    97,426      71,873
Goodwill, net...............................................     1,045       1,328
Other intangible assets, net................................     1,562       2,002
Deferred income taxes and other assets......................       194       1,850
                                                              --------    --------
       Total assets.........................................  $196,681    $136,106
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 13,557    $ 11,646
  Accrued expenses, income taxes payable and other current
     liabilities............................................    12,809      12,554
                                                              --------    --------
       Total current liabilities............................    26,366      24,200
  Long-term debt............................................     3,500       3,500
  Deferred income taxes.....................................       268         160
  Deferred compensation and other long term liabilities.....       260         684
                                                              --------    --------
       Total liabilities....................................    30,394      28,544
Commitments and contingencies (Note 19)
Stockholders' equity:
  Common stock:
     Authorized: 200,000,000 shares, $0.001 par value Issued
      and outstanding: 24,079,997 shares at September 30,
      2001 and 23,590,293 shares at September 30, 2000......        24          24
  Capital in excess of par value of common stock............   107,335      88,290
  Retained earnings.........................................    60,440      18,538
  Accumulated other comprehensive income (loss).............    (1,191)        792
  Unearned compensation.....................................      (321)        (82)
                                                              --------    --------
       Total stockholders' equity...........................   166,287     107,562
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $196,681    $136,106
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                       CABOT MICROELECTRONICS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 41,902   $ 30,502   $ 12,280
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     7,787      4,891      2,777
     Noncash compensation expense and non-employee stock
       options..............................................     1,822      4,451        900
     Provision for inventory writedown......................       902        434        130
     Provision for doubtful accounts........................       781        183         --
     Stock option income tax benefits.......................     6,587         --         --
     Deferred income tax benefit............................      (394)    (2,117)      (215)
     Loss on disposal of property, plant and equipment......       131         85        141
  Changes in operating assets and liabilities:
     Accounts receivable....................................     1,892    (11,177)   (10,616)
     Inventories............................................    (2,827)    (8,865)       646
     Prepaid expenses and other assets......................     1,196     (3,037)      (143)
     Accounts payable, accrued liabilities and other current
       liabilities..........................................     2,997     16,258      2,861
     Income taxes payable, deferred compensation and other
       noncurrent liabilities...............................      (232)       262        189
                                                              --------   --------   --------
Net cash provided by operating activities...................    62,544     31,870      8,950
                                                              --------   --------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (35,328)   (38,923)   (17,194)
  Proceeds from the sale of property, plant and equipment...         2      1,675         65
                                                              --------   --------   --------
Net cash used in investing activities.......................   (35,326)   (37,248)   (17,129)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt..............        --     17,000         --
  Repayments of long-term debt..............................        --    (13,500)        --
  Net capital contributed by Cabot Corporation..............        --     10,070      8,067
  Net proceeds from issuance of stock.......................    10,390     82,765         --
  Dividends paid to Cabot Corporation.......................        --    (81,300)        --
  Net proceeds from stockholder.............................        --        124         --
                                                              --------   --------   --------
Net cash provided by financing activities...................    10,390     15,159      8,067
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................        98        152        112
                                                              --------   --------   --------
Increase in cash............................................    37,706      9,933         --
Cash and cash equivalents at beginning of year..............     9,971         38         38
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 47,677   $  9,971   $     38
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $ 15,059   $ 11,448   $     --
  Cash paid for interest....................................       304        350         --
Supplemental disclosure of non-cash financing activities:
  Issuance of restricted stock..............................  $    660   $    123   $     --

   The accompanying notes are an integral part of these financial statements.

                       CABOT MICROELECTRONICS CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              COMMON                             ACCUMULATED
                                                              STOCK,      CAPITAL                   OTHER
                                                  PARENT      $0.000     IN EXCESS   RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                                INVESTMENT   PAR VALUE    OF PAR     EARNINGS      INCOME          INCOME
                                                ----------   ---------   ---------   --------   -------------   -------------
                                                                               (IN THOUSANDS)
BALANCE AT SEPTEMBER 30, 1998.................   $ 36,512                            $  4,434      $   172
Capital contribution from Cabot Corporation...      8,067
Issuance of Cabot Corporation restricted stock
 under employee compensation plans............      2,050
Amortization of deferred compensation.........
Net income....................................                                         12,280                      $12,280
Foreign currency translation adjustment.......                                                         802             802
                                                                                                                   -------
Total comprehensive income....................                                                                     $13,082
                                                                                                                   =======
                                                 --------       ---      --------    --------      -------
BALANCE AT SEPTEMBER 30, 1999.................     46,629                              16,714          974
Capital contribution from Cabot Corporation...      6,900                $  2,225
Capitalization of Cabot Microelectronics......    (53,586)      $19        53,567
Dividend paid to Cabot Corporation............                            (52,622)    (28,678)
Proceeds from initial public offering (net)...                    5        82,760
Issuance of stock options to non-Cabot
 Microelectronics employees...................                              2,113
Issuance of Cabot Corporation restricted stock
 under employee compensation plans............         57
Amortization of deferred compensation.........
Issuance of Cabot Microelectronics restricted
 stock under employee compensation plans......                                123
Amortization of unearned compensation on
 restricted stock.............................
Accelerated vesting of Cabot Corporation
 restricted stock under deferred compensation
 plan.........................................
Proceeds from stockholder.....................                                124
Net income....................................                                         30,502                      $30,502
Foreign currency translation adjustment.......                                                        (182)           (182)
                                                                                                                   -------
Total comprehensive income....................                                                                     $30,320
                                                                                                                   =======
                                                 --------       ---      --------    --------      -------
BALANCE AT SEPTEMBER 30, 2000.................         --        24        88,290      18,538          792
Exercise of stock options.....................                              8,746
Tax benefit on stock options exercised........                              6,587
Issuance of Cabot Microelectronics restricted
 stock under employee compensation plans......                                660
Amortization of unearned compensation on
 restricted stock.............................
Issuance of stock options to non-Cabot
 Microelectronics employees...................                                106
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan.................                              1,651
Modification of stock award grants............                              1,295
Net income....................................                                         41,902                      $41,902
Net unrealized loss on derivative
 instruments..................................                                                        (632)           (632)
Foreign currency translation adjustment.......                                                      (1,351)         (1,351)
                                                                                                                   -------
Total comprehensive income....................                                                                     $39,919
                                                                                                                   =======
                                                 --------       ---      --------    --------      -------
BALANCE AT SEPTEMBER 30, 2001.................   $     --       $24      $107,335    $ 60,440      $(1,191)
                                                 ========       ===      ========    ========      =======


                                                  UNEARNED
                                                COMPENSATION    TOTAL
                                                ------------   --------
                                                    (IN THOUSANDS)
BALANCE AT SEPTEMBER 30, 1998.................    $(1,090)     $ 40,028
Capital contribution from Cabot Corporation...                    8,067
Issuance of Cabot Corporation restricted stock
 under employee compensation plans............     (2,050)           --
Amortization of deferred compensation.........        900           900
Net income....................................
Foreign currency translation adjustment.......
Total comprehensive income....................                   13,082
                                                  -------      --------
BALANCE AT SEPTEMBER 30, 1999.................     (2,240)       62,077
Capital contribution from Cabot Corporation...                    9,125
Capitalization of Cabot Microelectronics......                       --
Dividend paid to Cabot Corporation............                  (81,300)
Proceeds from initial public offering (net)...                   82,765
Issuance of stock options to non-Cabot
 Microelectronics employees...................                    2,113
Issuance of Cabot Corporation restricted stock
 under employee compensation plans............        (57)           --
Amortization of deferred compensation.........      1,180         1,180
Issuance of Cabot Microelectronics restricted
 stock under employee compensation plans......       (123)           --
Amortization of unearned compensation on
 restricted stock.............................         41            41
Accelerated vesting of Cabot Corporation
 restricted stock under deferred compensation
 plan.........................................      1,117         1,117
Proceeds from stockholder.....................                      124
Net income....................................
Foreign currency translation adjustment.......
Total comprehensive income....................                   30,320
                                                  -------      --------
BALANCE AT SEPTEMBER 30, 2000.................        (82)      107,562
Exercise of stock options.....................                    8,746
Tax benefit on stock options exercised........                    6,587
Issuance of Cabot Microelectronics restricted
 stock under employee compensation plans......       (660)            0
Amortization of unearned compensation on
 restricted stock.............................        421           421
Issuance of stock options to non-Cabot
 Microelectronics employees...................                      106
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan.................                    1,651
Modification of stock award grants............                    1,295
Net income....................................
Net unrealized loss on derivative
 instruments..................................
Foreign currency translation adjustment.......
Total comprehensive income....................                   39,919
                                                  -------      --------
BALANCE AT SEPTEMBER 30, 2001.................    $  (321)     $166,287
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

     The financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. Our financial statements reflect the historical results of operations, financial position and cash flows of Cabot Microelectronics which, prior to the initial public offering and spin-off discussed in Note 2, operated as a division and subsidiary (incorporated October, 1999) of Cabot Corporation ("Cabot Corporation"). We operate predominantly in one industry segment -- the development, manufacture, and sale of CMP slurries. Certain reclassifications of prior fiscal year amounts have been made to conform with the current period presentation.

     For the years ended September 30, 2000 and 1999, the statements of income include an allocation from Cabot Corporation of employee benefits and costs of shared services (including legal, finance, human resources, information systems, corporate office, and safety, health and environmental expenses). These costs were allocated to Cabot Microelectronics based on criteria that management believes to be equitable, such as Cabot Microelectronics' revenue, headcount, or actual utilization in proportion to Cabot Corporation's revenue, headcount, or actual utilization. Management believes this provides a reasonable estimate of the costs attributable to Cabot Microelectronics. For the years ended September 30, 2000 and 1999, such allocated costs amounted to $5,728 and $5,716, respectively. Allocated costs may not necessarily be indicative of the costs that would have been incurred by Cabot Microelectronics on a stand-alone basis.

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

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Buildings...................................................  20-25 years
Machinery and equipment.....................................  5-10 years
Furniture and fixtures......................................  5-10 years
Information systems.........................................  3-5 years

     Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized and depreciated over the remaining useful lives. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Costs related to internal use software are capitalized in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Such capitalized costs were $3,965 as of September 30, 2001 and since the associated projects have not been placed in service as of that date, no depreciation expense was recognized in fiscal 2001.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets were acquired in connection with a July 1995 purchase of selected assets (see Note 5). Other intangible assets consist of trade secrets and know-how, distribution rights and customer lists. Goodwill and other intangible assets have historically been amortized on the straight-line basis over their estimated useful lives.

  IMPAIRMENT OF LONG-LIVED ASSETS

     We review long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. We believe that no material impairment exists at September 30, 2001.

  FOREIGN CURRENCY TRANSLATION

     Our operations in Europe and Asia operate primarily in local currency. Accordingly, all assets and liabilities of these operations are translated using exchange rates in effect at the end of the year, and revenue and costs are translated using weighted average exchange rates for the year. The related translation adjustments are reported in Comprehensive Income in stockholders' equity. Gains and losses resulting from foreign currency transactions are recorded in the statements of income for all periods presented.

  FOREIGN EXCHANGE MANAGEMENT

     We transact business in various foreign currencies, primarily the Japanese Yen and the British Pound. Our exposure to foreign currency exchange risks has not been significant because a significant portion of our foreign sales are denominated in U.S. dollars. However, we have entered into forward contracts in an effort to manage foreign currency exchange exposure regarding our accounts receivable and payable positions denominated in foreign currencies, and commitments for construction costs associated with our Geino, Japan

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

expansion. The purpose of our foreign currency management activity is to protect us from the risk that eventual cash flow requirements from significant foreign currency commitments or transactions may be adversely affected by changes in exchange rates from the commitment or transaction date through the settlement date. We do not currently use derivative financial instruments for trading or speculative purposes.

  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The recorded amounts of cash, accounts receivable, accounts payable and long-term debt approximate their fair values.

  CONCENTRATION OF CREDIT RISK

     Financial instruments that subject us to concentrations of credit risk consist principally of accounts receivable. We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral to secure accounts receivable. Our exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry. We historically have not experienced material losses relating to accounts receivables from individual customers or groups of customers and maintain an allowance for doubtful accounts based on an assessment of the collectibility of such accounts.

     Revenue from customers who represented more than 10% of revenue were as follows:

                                                             YEAR ENDED SEPTEMBER 30,
                                                             ------------------------
                                                             2001      2000      1999
                                                             ----      ----      ----
Customer A.................................................  14%       15%       22%
Customer B.................................................  21%       17%       15%
Customer C.................................................   5%       11%       10%

     Customers B and C in the above table are distributors.

     The three customers above accounted for 37.1% and 48.0% of net accounts receivable at September 30, 2001 and 2000, respectively.

  REVENUE RECOGNITION

     Revenue is recognized upon completion of delivery obligations, provided acceptance and collectibility are reasonably assured. A provision for the estimated warranty cost is recorded at the time revenue is recognized based on our historical experience. In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. We have adopted the provisions of SAB 101, which did not have a material impact on our results of operations or financial condition for the year ended September 30, 2001.

  RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

  INCOME TAXES

     Prior to the September 29, 2000 spin-off, we were not a separate taxable entity for federal, state or local income tax purposes. For years prior to fiscal 2001, our operations were included in the consolidated Cabot Corporation tax returns and the income tax provisions were calculated on a separate return basis.

     Deferred income taxes are determined based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Provisions are made for the U.S. and any non-U.S. deferred income tax liability or benefit.

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  STOCK BASED COMPENSATION

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. We disclose the summary of pro forma effects to reported net income as if we had elected to recognize compensation cost based on the fair value of stock based awards to employees of Cabot Microelectronics as prescribed by SFAS 123.

  EARNINGS PER SHARE

     Basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period, and diluted earnings per share is calculated based on the weighted average of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. The calculation of weighted average shares outstanding for the year ended September 30, 2000 includes the pro forma 18,989,744 shares that were owned by Cabot Corporation prior to the closing of our initial public offering.

     Basic and diluted net income per share for the year ended September 30, 1999 have been calculated using the pro forma 18,989,744 shares that were owned by Cabot Corporation. These shares take into consideration a 18,989,744 to 1 stock split which occurred subsequent to March 31, 2000, but prior to the completion of the initial public offering.

  COMPREHENSIVE INCOME

     We have implemented SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"), effective October 1, 1998. This standard requires us to report the total changes in Stockholders' Equity that do not result directly from transactions with stockholders, including those which do not affect retained earnings. Other comprehensive income is comprised of accumulated foreign currency translation adjustments and net unrealized losses on derivative instruments.

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

  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. This statement requires that intangible assets with finite useful lives be amortized and intangible assets with indefinite lives and goodwill no longer be amortized, but instead tested for impairment at least annually. Effective October 1, 2001, we adopted SFAS 141 and SFAS 142 which resulted in the reclassification of a portion of intangible assets regarding workforce in place to goodwill. We determined that the resulting unamortized goodwill balance of approximately $1,326 was not impaired. In accordance with the statement, we will cease amortization of goodwill and will perform impairment tests annually. Amortization of

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

goodwill and other intangible assets was approximately $720 in both fiscal 2001 and 2000 and the adoption of these statements will reduce amortization expense by approximately $357 in fiscal 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect the adoption of SFAS 143 will have a material impact on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting for the Impairment or Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). We do not expect the adoption of SFAS 144 will have a material impact on our financial position or results of operations.

4.  ARRANGEMENTS WITH CABOT CORPORATION

     Our relationship with Cabot Corporation following the initial public offering and spin-off are currently governed by the following agreements:

  FUMED METAL OXIDE SUPPLY AGREEMENT

     A fumed metal oxide supply agreement with Cabot Corporation for the supply of fumed silica and fumed alumina became effective upon the closing of our initial public offering and was amended on December 12, 2001 with respect to its terms for fumed alumina. Cabot Corporation continues to be the exclusive supplier, subject to certain terms and conditions, of fumed silica for certain of our slurry products produced as of the date of our initial public offering and of fumed alumina up to certain amounts for certain of our slurry products as of December, 2001. The agreement provides for a fixed annual increase in the price of fumed silica of approximately 2% and additional increases if Cabot Corporation's raw material costs increase. The agreement contains provisions requiring Cabot Corporation to supply us with fumed silica in specified volumes. We are obligated to purchase at least 90% of the six-month volume forecast and must pay the difference if we purchase less than that amount. In addition, we are obligated to pay all reasonable costs incurred by Cabot Corporation to provide quality control testing at levels greater than that which Cabot Corporation provides to other customers. Under the agreement and its amendment, Cabot Corporation also supplies fumed alumina on terms generally similar to those described above, except that certain of the forecast requirements do not apply to fumed alumina, and the price is fixed and unchanged for a base level of production, and we agreed to pay a higher incentive price for volumes above that level. The terms related to fumed alumina now provide us with the first right, subject to certain terms and conditions, to all fumed alumina that is subject to the fumed metal oxide agreement. Cabot Corporation is not permitted to sell fumed metal oxides to third parties for use in CMP applications.

     Under the agreement and the fumed alumina supply agreement, Cabot Corporation warrants that its products will meet our agreed upon product specifications. Cabot Corporation is obligated to replace noncompliant products with products that meet the agreed upon specifications. The agreement also provides that any change to product specifications for fumed metal oxides must be by mutual agreement. Any increased costs due to product specification changes will be paid by us. The agreement has an initial term that expires in June 2005 and may be terminated thereafter by either party on June 30 or December 31 in any year upon 18 months prior written notice.

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  FUMED ALUMINA SUPPLY AGREEMENT

     Until December, 2001, we purchased fumed alumina from Cabot Corporation only under the fumed metal oxide agreement. In order to meet our needs for fumed alumina given the anticipated growth in sales of fumed alumina based slurries, we entered into a fumed alumina supply agreement with Cabot Corporation on December 12, 2001. Under this agreement, Cabot Corporation expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina and we have first right to all this capacity. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if Cabot Corporation produces more than a certain amount per year. Quarterly payments of approximately $300 in respect to capital costs will be made over the ten year term of the agreement. The agreement has an overall ten year term, which expires in 2011, but we can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after five years.

  DISPERSION SERVICES AGREEMENT

     A dispersion services agreement with Cabot Corporation became effective upon the closing of the initial public offering. We continue to provide fumed metal oxide dispersion services to Cabot Corporation, including the manufacturing, packaging and testing of the dispersions. Under the agreement, Cabot Corporation supplies us with the fumed metal oxide particles necessary for the manufacture of the dispersions. The pricing of the dispersion services is determined on a cost-plus basis. Our obligation to provide Cabot Corporation with dispersions is limited to certain maximum volumes and Cabot Corporation is obligated to supply to us certain forecasts of their expected dispersion purchases. Cabot Corporation agrees not to engage any third party other than Davies Imperial Coatings, Inc. ("Davies") to provide dispersion services unless we are unable to supply the requested or agreed-upon services. The agreement has an initial term that expires in June 2005 and may be terminated by either party on June 30 or December 31 in any year upon 18 months prior notice.

  FACILITIES LEASE ARRANGEMENTS

     Beginning in March 2000, we began subleasing from Cabot Corporation the land and building in Barry, Wales that we utilize in our business. As noted below under the caption "Master Separation Agreement", these assets were not transferred to Cabot Microelectronics and accordingly, have not been included in our balance sheet at September 30, 2001 and 2000. The lease will expire after ten years, subject to earlier termination under certain circumstances.

  MASTER SEPARATION AGREEMENT

     A master separation agreement with Cabot Corporation provided for the transfer of the legal ownership of substantially all of the assets and liabilities of the former Microelectronics Materials Division to Cabot Microelectronics. However, the land and building located in Barry, Wales were not transferred to us as discussed above under the caption "Facilities Lease Arrangements".

     We assumed all liabilities and obligations of Cabot Corporation relating to or arising out of our business operations any time on or before the date of the transfer of the former division's business operations to us other than various excluded liabilities.

     Under the master separation agreement, Cabot Corporation transferred intellectual property rights related solely to the business conducted by us, including patents, copyrights, trademarks, technology and know-how and licenses and other rights concerning third party technology and intellectual property.

     We agreed to indemnify Cabot Corporation against any losses or actions arising out of or in connection with the liabilities assumed by us as part of the separation, including any liabilities arising out of the current litigation with Rodel (Note 19) and the conduct of our business and affairs after the separation date. The

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Master Separation Agreement also provides that Cabot Corporation would continue to defend the lawsuits instituted by Rodel against Cabot Corporation until we notify Cabot Corporation that we will assume defense of the lawsuits, which we did in October, 2000.

  TRADEMARK LICENSE AGREEMENT

     A trademark license agreement with Cabot Corporation governs our use of various trademarks used in our core business. Under the agreement, Cabot Corporation has granted a worldwide royalty-free license to use the trademarks in connection with the manufacture, sale or distribution of products related to our business and we agreed to refrain from various actions that could interfere with Cabot Corporation's ownership of the trademarks. The agreement also provides that our license to use the trademarks may be terminated for various reasons, including discontinued use of the trademarks, breach of the agreement, or a change in control of Cabot Microelectronics.

  CONFIDENTIAL DISCLOSURE AND LICENSE AGREEMENT

     A confidential disclosure and license agreement governs the treatment of confidential and proprietary information, intellectual property and certain other matters. Cabot Corporation granted a fully paid, world-wide non-exclusive license to us for Cabot Corporation's copyrights, patents and technology that were used by Cabot Corporation in connection with our activities prior to the separation from Cabot Corporation. We granted to Cabot Corporation a fully paid, world-wide, non-exclusive license to copyrights, patents and technologies that are among the assets transferred to us under the master separation agreement and that would be infringed by the manufacture, treatment, processing, handling, marketing, sale or use of any products or services sold by Cabot Corporation for applications other than CMP.

     In addition, Cabot Corporation assigned to us an undivided one-half interest in various patents, copyrights and technology that relate to dispersion technology, which are owned by Cabot Corporation and used in Cabot Corporation's dispersion business and our business. Any costs, taxes or other fees related to the assignments and transfers of intellectual property will generally be paid by us.

  TAX-SHARING AND TAX REPORTING AND COOPERATION AGREEMENTS

     We were included in Cabot Corporation's consolidated federal income tax group through the fiscal year ended September 30, 2000 as Cabot Corporation beneficially owned at least 80% of the total voting power and value of our outstanding common stock. At the time of our initial public offering we entered into a tax-sharing agreement pursuant to which Cabot Microelectronics and Cabot Corporation will make payments between them to achieve the same effects as if Cabot Microelectronics were to file separate federal, state and local income tax returns. Under the terms of the tax-sharing agreement, Cabot Corporation is required to make any payment to us for the use of our tax attributes that arose prior to the spin-off until such time as we would otherwise be able to utilize such attributes. Each member of Cabot Corporation's consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax-sharing agreement allocates tax liabilities between Cabot Microelectronics and Cabot Corporation, during the period in which we were included in Cabot Corporation's consolidated group, we could be liable in the event that any federal tax liability is incurred, but not discharged, by any other member of Cabot Corporation's consolidated group. We will indemnify Cabot Corporation in the event that the spin-off is not tax free to Cabot Corporation as a result of various actions taken by or with respect to Cabot Microelectronics or our failure to take various actions.

     Further, as of September 29, 2000 Cabot Microelectronics and Cabot Corporation entered into a tax reporting and cooperation agreement that clarifies certain additional tax matters not specifically addressed by the Internal Revenue Service Private Letter Ruling and the Tax Sharing Agreement. Pursuant to the agreement, and subject to relevant tax regulation, Cabot Microelectronics will claim the benefit of all tax

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

deductions resulting from the awards granted to either Cabot Corporation or Cabot Microelectronics employees under the Cabot Microelectronics 2000 Equity Incentive Plan. We are also responsible for collecting and remitting all required taxes and paying all employer taxes related to these awards.

     Cabot Corporation is responsible for collecting and remitting all required taxes and paying all employer taxes related to the vesting of Cabot Corporation restricted stock awards granted to Cabot Microelectronics employees. We are entitled to the benefit of all tax deductions and will reimburse Cabot Corporation for all employer taxes related to Cabot Corporation restricted stock awards to Cabot Microelectronics employees.

     Cabot Corporation will receive the benefit of all tax deductions and is responsible for all employment taxes resulting from the vesting of Cabot Microelectronics stock received by employees of Cabot Corporation in the distribution, who held restricted Cabot Corporation stock.

  EMPLOYEE MATTERS AGREEMENT

     We have an employee matters agreement with Cabot Corporation under which we are, with certain exceptions, solely responsible for the compensation and benefits of our employees who are former employees of Cabot Corporation. The principal exception is the retirement benefits for employees of Cabot Microelectronics. Cabot Corporation's tax-qualified retirement plans retain all assets and liabilities relating to our employees who are former employees of Cabot Corporation (subject to any distributions from the plans that are required or permitted by the plans and applicable law).

  GUARANTEE OF EMPLOYEE LOANS

     In fiscal 2000, Cabot Corporation fully vested the restricted shares of Cabot Corporation common stock awarded to the Cabot Microelectronics' employees in conjunction with the Cabot Corporation Long Term Incentive Program. As a result of the immediate vesting, all employee loans from Cabot Corporation associated with the restricted stock came due. Cabot Corporation agreed to extend the maturity date of the loans to December 29, 2000, in consideration of our guaranteeing the repayment of the loans. All employee loans were repaid to Cabot Corporation and we have no future obligation with respect to the Cabot Corporation Long Term Incentive Program.

  EXTENSION OF MANAGEMENT SERVICES AGREEMENT

     A management services agreement with Cabot Corporation governed certain administrative and corporate support services provided by Cabot Corporation to us on an interim or transitional basis prior to the spin-off. Cabot Corporation charged us for all costs incurred to provide these services.

     On September 29, 2000 we entered into an Extension of Management Services Agreement with Cabot Corporation to extend the term for certain safety, health, and environmental, and information technology, services to be provided, pursuant to terms of the original Management Services Agreement through March 30, 2001. The provision regarding certain information technology services was subsequently extended until May 30, 2002.

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

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Accumulated amortization of goodwill and other intangible assets as of September 30, 2001 and 2000 was $4,488 and $3,770, respectively. In addition to the purchase price, we also make contingent payments in the amount of 2.5% of applicable slurry revenue through June 30, 2002. These payments are recorded and paid on a monthly basis and are included in cost of goods sold.

6.  INVENTORIES

     Inventories consisted of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Raw materials...............................................  $11,981   $ 9,139
Work in process.............................................       42        28
Finished goods..............................................    4,783     4,847
                                                              -------   -------
Total.......................................................  $16,806   $14,014
                                                              =======   =======

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Land........................................................  $ 11,253   $10,541
Buildings...................................................    39,223    30,935
Machinery and equipment.....................................    45,445    34,479
Furniture and fixtures......................................     2,034     1,690
Information systems.........................................     1,314       732
Construction in progress....................................    13,676     2,377
                                                              --------   -------
Total property, plant and equipment.........................   112,945    80,754
Less: accumulated depreciation..............................   (15,519)   (8,881)
                                                              --------   -------
Net property, plant and equipment...........................  $ 97,426   $71,873
                                                              ========   =======

     Depreciation expense was $7,069, $4,174 and $2,057 for the years ended September 30, 2001, 2000 and 1999, respectively.

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8.  ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Raw material accruals.......................................  $   609   $ 1,987
Accrued compensation........................................    8,220     4,673
Warranty accrual............................................    1,255       773
Fixed asset accrual.........................................       54     2,133
Income taxes payable........................................      237        --
Other.......................................................    2,434     2,988
                                                              -------   -------
Total.......................................................  $12,809   $12,554
                                                              =======   =======

9.  LONG-TERM DEBT

     At September 30, 2001 long-term debt was comprised of an unsecured term loan in the amount of $3,500 funded on the basis of the Illinois State Treasurer's Economic Program. This loan is due on April 3, 2005 and incurs interest at an annual rate of 6.37% until April 3, 2002 and 1.75% plus 70% of the three year treasury rate thereafter. On July 10, 2001, the agreement between Cabot Microelectronics and LaSalle Bank for this loan was amended and restated. Although the loan amount of $3,500 was unchanged, various other terms were revised and the termination date was amended from June 1, 2005 to April 3, 2005.

     On July 10, 2001 we entered into a $75,000 unsecured revolving credit and term loan facility with a group of commercial banks which replaced our $25,000 unsecured revolving credit facility and $8,500 revolving line of credit; both of which were terminated. Under the new agreement, which terminates July 10, 2004, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility will be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under the new credit facility and we are currently in compliance with the covenants. No amounts were outstanding under the former lines of credit at September 30, 2000.

10.  DERIVATIVES

     In the first quarter of fiscal 2001, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     During fiscal 2001 we entered into two cash flow hedges to cover commitments involving construction contracts associated with our Geino, Japan expansion. The adoption of SFAS 133 resulted in a reduction to comprehensive income for the twelve months ended September 30, 2001 of $632. We will reclassify losses currently in other comprehensive income associated with the cash flow hedges into earnings in the same period

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

or periods in which the related assets affect earnings. There were no other significant derivatives as of September 30, 2001.

11.  DEFERRED COMPENSATION

     Under the Directors' Deferred Compensation Plan, which became effective March 13, 2001, certain eligible non-employee directors elected to defer their compensation to future periods. As of September 30, 2001, $111 was deferred under the plan. We do not currently maintain a deferred compensation plan for employees.

     In fiscal 2000, certain officers and employees of Cabot Microelectronics elected to defer certain percentages of their compensation to future periods under the Cabot Corporation Supplemental Employee Retirement Plan. This program was discontinued for Cabot Microelectronics employees effective September 30, 2000 and the $684 deferred as of that date was rolled over to the Cabot Microelectronics Corporation Supplemental Employee Retirement Plan ("SERP") explained in Note 14.

12.  JOINT DEVELOPMENT AGREEMENT

     In September 1998, we entered into a three-year joint development agreement with a customer in the semiconductor industry. Under the agreement, we provided the customer with CMP slurries of up to $3,000 over the three-year period in exchange for the use of CMP equipment provided by the customer. The arrangement is accounted for as a nonmonetary transaction in accordance with APB No. 29 "Accounting for Nonmonetary Transactions." The CMP equipment is accounted for as an operating lease in accordance with SFAS No. 13, "Accounting for Leases." The cost of leasing the CMP equipment is valued based upon the slurries that the customer is entitled to receive over the three-year period. Total revenue and lease expense recognized under this agreement were $684 and $833, respectively, for the year ended September 30, 2001 and $637 and $1,000, respectively, for the year ended September 30, 2000. Deferred revenue of $513 and $363 was recorded as of September 30, 2001 and 2000, respectively. The agreement has been extended through December 31, 2001.

13.  PENSION PLANS AND POSTRETIREMENT BENEFITS

     Cabot Microelectronics' employees participated in the following Cabot Corporation sponsored pension and postretirement plans through April 30, 2000 and September 29, 2000, respectively.

     - Noncontributory defined benefit pension plan including the Cabot Corporation Cash Balance Plan ("CBP"), a defined benefit pension plan, and the Cabot Corporation Employee Stock Ownership Plan ("ESOP"); and

     - Cabot Corporation's postretirement plan, providing certain healthcare and life insurance benefits to retired employees.

     Those Cabot Corporation employees who accepted employment with Cabot Microelectronics terminated employment with Cabot Corporation on September 29, 2000, but maintained their vested and unvested rights in the above mentioned plans. Cabot Corporation allocated periodic benefit costs (income) to Cabot Microelectronics as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------    -----    -----
Pension (CBP)...............................................  $  --     $(86)     $61
Employee Stock Ownership Plan (ESOP)........................     --       70       99
Postretirement benefit costs................................     --       75       99

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Because our employees were only eligible to participate in the Cabot Corporation pension plans through April 30, 2000, we incurred a one-time charge in September 2000 for the accelerated vesting charges associated with the spin-off of $150 and $175 for the Cash Balance Plan and Employee Stock Ownership Plan, respectively.

14.  SAVINGS PLAN AND OTHER INCENTIVE COMPENSATION PLANS

     Effective May 1, 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the "401k Plan") covering substantially all eligible employees meeting certain minimum age and eligibility requirements, as defined by the plan. Participants may make elective contributions up to 12% of their eligible salary. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The 401(k) Plan provides for matching and fixed nonelective contributions by the Company. Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant's eligible compensation and 50% of the next two percent of the participant's eligible compensation, subject to limitations required by government laws or regulations. Under the 401(k) Plan, all employees, even non-participants, will receive a contribution by the Company in an amount equal to 4% of compensation. Participants and employees are 100% vested in all Company contributions. The Company's expense for the defined contribution plan totaled $1,693 and $320 for the periods ending September 30, 2001 and 2000, respectively.

     Effective May 1, 2000, we adopted the Cabot Microelectronics Corporation Supplemental Employee Retirement Plan ("SERP") covering all eligible employees as defined by the SERP. The purpose of the SERP is to provide for the deferral of compensation to certain members of the Company's management team or highly compensated employees as defined under the provision of the Employee Retirement Income Security Act ("ERISA") of 1974. Under the SERP, the Company contributes up to 4% of these individual's eligible compensation. All amounts contributed by the Company and earnings on these contributions are fully vested at all times.

     In fiscal 2000, Cabot Microelectronics' employees participated in the Cabot Corporation Retirement Incentive Savings Plan ("CRISP"), in which substantially all of Cabot Corporations' domestic employees were eligible to participate, and under which Cabot Corporation made matching contributions of at least 75% of a participant's contribution up to 7.5% of the participant's eligible compensation, subject to limitations required by government laws or regulations. Contributions to the CRISP on behalf of employees of Cabot Microelectronics were $527 and $385 during fiscal 2000 and 1999, respectively. Accelerated vesting costs of $200 were also incurred due to the spin-off. On September 29, 2000, all of our employees were terminated from Cabot Corporation and employees could rollover their balance, take a distribution, or other action as defined by the CRISP.

15.  EMPLOYEE STOCK PURCHASE PLAN

     In March 2000, Cabot Microelectronics adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP allows all full or part-time employees of Cabot Microelectronics to purchase shares of our common stock through payroll deductions. Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock. The shares are purchased at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. In March 2000, 475,000 shares of common stock were authorized to be purchased under the ESPP. A total of 75,790 shares were issued under the ESPP during fiscal 2001 and no shares were issued during fiscal 2000.

16.  EQUITY INCENTIVE PLANS

     In March 2000, our Board of Directors and Cabot Corporation's Board of Directors adopted the Company's 2000 Equity Incentive Plan (the "Plan") , which was approved by Cabot Corporation as the sole stockholder of Cabot Microelectronics. Our Board of Directors amended the Plan in September, 2000 and in

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

December, 2000, amended and restated the Plan, which was then approved by our stockholders in March, 2001. The Board and stockholders approved 6,500,000 shares of common stock to be granted under the Plan, subject to adjustment for stock splits and similar events. The Plan allows for the granting of three types of equity incentive awards: Restricted Stock, Stock Options, and Substitute Awards. According to the Plan, all employees, directors, consultants, and advisors of the Company are eligible for awards under the Plan, which awards will be awarded subject to applicable Award Agreements. The Plan is administered by the Compensation Committee of the Cabot Microelectronics' Board of Directors.

  RESTRICTED STOCK

     Under the Plan, employees and non-employees are granted shares of restricted stock at the discretion of the Compensation Committee. According to the Plan, shares of restricted stock may not be sold, assigned, transferred, pledged, or otherwise encumbered or disposed of, except that restricted stock may be pledged as security for the purchase price of the restricted stock. Generally, under our Award Agreement for restricted stock, restrictions lapse over a two-year period with one-third becoming unrestricted immediately at the date of grant and the remaining restrictions lapsing over a two-year period. Holders of restricted stock have all the rights of a stockholder, including voting and dividend rights, subject to the above restrictions. In no event shall the Company issue more than 875,000 shares of restricted stock under the Plan.

     In October 2000, we granted 10,000 shares of restricted stock to an employee at $39.19 per share and in May 2001, we granted 4,000 shares of restricted stock to an employee at $67.07 per share. In fiscal 2000, we granted 2,500 shares of restricted stock to an employee at $49.25 per share. As stated by the applicable Award Agreement, one-third of the stock was immediately unrestricted with the remaining two-thirds becoming unrestricted over the next two years. As a result, we recorded unearned compensation of $660 and $123 in fiscal 2001 and 2000, respectively. Compensation expense associated with restricted stock awards was $421 and $41 for the years ended September 30, 2001 and 2000, respectively. The number of shares subject to restrictions were 10,168 and 1,667 at September 30, 2001 and 2000, respectively.

  STOCK OPTIONS

     Under the Plan, employees and non-employees may be granted incentive stock options ("ISO") to purchase common stock at not less than the fair value on the date of grant and non-qualified stock options ("NQSO") as determined by the Compensation Committee and set forth in an applicable Award Agreement. The Plan provides that the term of the option may be as long as ten years from the initial grant date, but options granted during fiscal 2000 provide for a five year term, with the options vesting over a two-year period, with one-third immediately vesting on the date of grant under the Plan. Options granted during fiscal 2001 generally provided for a seven year term, with options vesting equally over a four year period, with first vesting on the anniversary date of the grant . No more than 1,750,000 ISO shares may be issued, and none have been granted to date.

     In April 2000, we granted stock options to non-Cabot Microelectronics employees. The term of these options is five years from the initial date of grant, but the options were fully vested on the date of grant. We accounted for these grants to non-Cabot Microelectronics employees under the guidance of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation" and, as a result, recorded a charge of $2,113 ($1,373 after tax) at the time of the initial public offering.

     In fiscal 2001, we recorded compensation expense of $1,295 associated with revised stock option agreements involving a former director and a former employee. In fiscal 2000, a total of $3,755 of expenses were recorded relating to options granted to non-Cabot Microelectronics employees at the time of the initial public offering and for the accelerated vesting of long term incentives and benefits at the time of the spin-off from Cabot Corporation.

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables relate to stock options outstanding as of September 30, 2001:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                STOCK     EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Outstanding at September 30, 1999...........................         --    $   --
  Granted...................................................  1,264,310     20.44
  Exercised.................................................         --        --
  Canceled..................................................     (7,880)    20.00
                                                              ---------    ------
Outstanding at September 30, 2000...........................  1,256,430    $20.44
  Granted...................................................  1,218,176     64.29
  Exercised.................................................   (397,963)    21.98
  Canceled..................................................    (49,655)    41.76
                                                              ---------    ------
Outstanding at September 30, 2001...........................  2,026,988    $45.97
                                                              =========    ======

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                         --------------------------------------   --------------------
                                                        WEIGHTED       WEIGHTED               WEIGHTED
                                                         AVERAGE       AVERAGE                AVERAGE
RANGE OF                                 NUMBER OF     CONTRACTUAL     EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICE                            SHARES     LIFE (IN YEARS)    PRICE      SHARES      PRICE
--------------                           ---------   ---------------   --------   ---------   --------
$20.00.................................    849,428         3.5          $20.00     550,324     $20.00
$39.18-$53.50..........................    124,310         4.6           44.31      45,642      43.02
$62.00-$69.69..........................  1,053,250         6.5           67.11      17,166      67.79
                                         ---------                      ------     -------     ------
                                         2,026,988                      $45.97     613,132     $23.05
                                         =========                      ======     =======     ======

     We adopted the disclosure requirements of SFAS 123 upon establishing the Plan. As permitted by SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees" with regard to the measurement of compensation cost for options granted and shares issued under our ESPP. Had expense been recognized using the fair value method described in SFAS 123, we would have reported the following results of operations using the Black-Scholes option-pricing model:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                2001           2000
                                                              ---------      ---------
Pro forma net income........................................   $32,580        $27,634
Pro forma basic net income per share........................   $  1.37        $  1.30
Pro forma diluted net income per share......................   $  1.34        $  1.26

     These costs may not be representative of the total effects on pro forma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock options, timing of additional grants of stock option awards and number of shares granted for future awards. The fair value of our stock based awards to employees under SFAS 123 was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                OPTIONS        ESPP
                                                              -----------   -----------
                                                              2001   2000   2001   2000
                                                              ----   ----   ----   ----
Expected term (in years)....................................    5      5     .5    .75
Expected volatility.........................................   97%    35%    97%    35%
Risk-free rate of return....................................  4.0%   6.0%   2.4%   6.0%

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

17.  STOCKHOLDERS' EQUITY

  COMMON STOCK

     Each share of common stock entitles the holder to one vote on all matters submitted to a vote of Cabot Microelectronics' stockholders. Common stockholders are entitled to receive ratably the dividends, if any, as may be declared by the Board of Directors. Upon liquidation, dissolution or winding up of Cabot Microelectronics, the common stockholders will be entitled to share, pro ratably, in the distribution of assets available after satisfaction of all liabilities and liquidation preferences of preferred stockholders, if any. On March 24, 2000, the Board of Directors amended our articles of incorporation to increase the number of authorized shares of its common stock to 200,000,000 shares. There have been no changes to the number of authorized shares during fiscal 2001.

  STOCKHOLDER RIGHTS PLAN

     In March 2000, the Board of Directors of Cabot Microelectronics declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock to stockholders of record on April 7, 2000 and with respect to common shares issued thereafter on the date the rights become exercisable. Under certain circumstances, a right entitles the registered holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $130.00 per one one-thousandth of a share of Series A Junior Participating Preferred Stock, subject to adjustment.

     The rights become exercisable based upon the earlier of: (i) the date of the first public announcement that a person or group, with certain exclusions, has acquired 15 percent or more of our outstanding shares of common stock, or
(ii) ten days following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15 percent or more of our outstanding shares of common stock. The rights expire on April 7, 2010.

  STOCK SPLITS

     In March 2000, the Board of Directors approved an 18,989,744 to 1 stock split pursuant to which all 18,898,744 shares were issued to Cabot Corporation as of the date of the initial public offering. There have been no stock splits during fiscal 2001.

  DIVIDENDS

     Cabot Microelectronics paid Cabot Corporation aggregate dividends of $81,300 in fiscal 2000, of which $17,000 was paid from borrowings under a term credit facility prior to our initial public offering (Note 9) and $64,300 was paid with proceeds from our initial public offering. No dividends were declared or paid during fiscal 2001.

18.  INCOME TAXES

     Income before income taxes was as follows:

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Domestic................................................  $53,606   $43,721   $18,655
Foreign.................................................    9,882     3,227       421
                                                          -------   -------   -------
  Total.................................................  $63,488   $46,948   $19,076
                                                          =======   =======   =======

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Taxes on income consisted of the following:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2001      2000      1999
                                                           -------   -------   ------
U.S. federal and state:
  Current................................................  $17,579   $17,417   $6,522
  Deferred...............................................      410    (2,145)    (234)
                                                           -------   -------   ------
     Total...............................................  $17,989   $15,272   $6,288
                                                           =======   =======   ======
Foreign:
  Current................................................  $ 3,817   $ 1,146   $  489
  Deferred...............................................     (220)       28       19
                                                           -------   -------   ------
     Total...............................................    3,597     1,174      508
                                                           -------   -------   ------
       Total U.S. and foreign............................  $21,586   $16,446   $6,796
                                                           =======   =======   ======

     The provision for income taxes at our effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Computed tax expense at the federal statutory rate..........  35.0%  35.0%  35.0%
U.S. benefits from research and development activities......  (1.5)  (1.3)  (1.8)
State taxes, net of federal effect..........................   1.5    1.9    2.7
Impact of foreign taxation at different rates, repatriation
  and other.................................................    --     --    0.8
Foreign sales corporation benefits..........................  (1.3)  (1.7)  (1.3)
Other, net..................................................   0.3    1.1    0.2
                                                              ----   ----   ----
  Provision for income taxes................................  34.0%  35.0%  35.6%
                                                              ====   ====   ====

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of deferred income taxes were as follows:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Deferred tax assets:
     Depreciation and amortization..........................  $1,271   $  453
     Employee benefits......................................     858    2,175
     Inventory..............................................     595      177
     Product warranty.......................................     436      188
     Bad debt reserve.......................................     355       --
     State and local taxes..................................     212      217
     Deferred tax credits...................................   1,435      953
     Translation adjustment.................................     764       --
     Other, net.............................................     162       60
                                                              ------   ------
       Total deferred tax assets............................  $6,088   $4,223
                                                              ======   ======
  Deferred tax liabilities:
     Depreciation and amortization..........................  $2,715   $1,251
     State and local taxes..................................     146       --
     Translation adjustment.................................      --      140
                                                              ------   ------
          Total deferred tax liabilities....................  $2,861   $1,391
                                                              ======   ======

19.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, most of which expire within ten years and may be renewed by us. Rent expense under such arrangements during fiscal 2001, 2000 and 1999 totaled $1,400, $1,288 and $1,439, respectively.

     Future minimum rental commitments under noncancelable leases as of September 30, 2001 are as follows:

2002........................................................   $  383
2003........................................................      218
2004........................................................      130
2005........................................................       77
2006........................................................       54
2007 and thereafter.........................................      186
                                                               ------
                                                               $1,048
                                                               ======

  OTHER LONG-TERM COMMITMENTS

     We have a long term supply agreement with one of our largest customers to provide this customer with specified quantities of certain polishing slurries at agreed-upon prices. The agreement expires, unless renewed by the parties, on January 1, 2002. We have another long term supply agreement to provide this customer with specified quantities of certain polishing slurries at agreed-upon prices. This agreement expires, unless renewed by the parties, in March, 2004.

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     We have an agreement with Davies pursuant to which Davies will perform certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest $150 per year in capital improvements or other expenditures to maintain capacity at the Davies dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party.

     We have a long-term agreement with a supplier to purchase materials for a product line under development. As of September 30, 2001, we are obligated to purchase, subject to the supplier's ability to deliver, $3,900 of materials over the remaining term of the agreement and to reimburse the supplier for all approved R&D costs related to the materials. The supplier will repay such R&D reimbursements when our material purchases from them reach certain agreed-upon levels. The agreement expires in June 2005.

  CONTINGENCIES

     In June 1998, one of our major competitors, Rodel Inc., filed a lawsuit against Cabot Corporation in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot Corporation is infringing United States Patent No. 4,959,113 (entitled "Method and Composition for Polishing Metal Surfaces"), which is owned by an affiliate of Rodel. We refer to this patent as the Roberts patent and this lawsuit as the Roberts lawsuit. Cabot Corporation filed an answer and counterclaim seeking dismissal of the Roberts lawsuit with prejudice, a judgment that Cabot Corporation is not infringing the Roberts patent and/or that the Roberts patent is invalid, and other relief. Cabot Corporation subsequently filed a motion for summary judgment that the Roberts patent is invalid because all of the claims contained in the patent were not sufficiently different under applicable patent law from subject matter contained in previously granted patents, specifically United States Patents Nos. 4,705,566, 4,956,015 and 4,929,257, each of which is owned by a third party not affiliated with Rodel or us. This motion was denied on September 30, 1999 based on the court's finding that there were genuine issues of material fact to be determined at trial. After the ruling on the summary judgment motion, Rodel filed a request for reexamination of the Roberts patent with the United States Patent and Trademark Office (PTO), which was granted on November 12, 1999. On March 28, 2000, the court issued an order staying the Roberts action, which presently is in the discovery stage, pending completion of the reexamination of the Roberts patent by the PTO. In light of the reexamination, on September 29, 2000, the court denied the parties' respective motions to amend and dismiss, with leave to refile subsequent to completion of the reexamination. The reexamination certificate was issued by the PTO on March 13, 2001; as of November 30, 2001, the case remains stayed. On May 11, 2001, Cabot Corporation filed a motion for summary judgment dismissing the case on the grounds that no case or controversy remains given the reexamined patent.

     In April 1999, Rodel commenced a second lawsuit against Cabot Corporation in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 99-256). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot Corporation is infringing two other patents owned by an affiliate of Rodel. These two patents are United States Patent No. 5,391,258 (entitled "Compositions and Methods for Polishing") and United States Patent No. 5,476,606 (entitled "Compositions and Methods for Polishing"). We refer to these patents as the Brancaleoni patents and this lawsuit as the Brancaleoni lawsuit. Cabot Corporation filed an answer and counterclaim to the complaint seeking dismissal of the complaint with prejudice, a judgment that Cabot Corporation is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. On September 29, 2000, the court denied Cabot Corporation's motion to dismiss, and granted Rodel's leave to amend the Brancaleoni lawsuit to add Rodel's affiliate that owns the Brancaleoni patents, Rodel Holdings, Inc. ("Rodel Holdings"), as a plaintiff. On October 24, 2000, Rodel and Rodel Holdings filed an amended

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

complaint that added Rodel Holdings as a plaintiff to the Brancaleoni lawsuit. On November 6, 2000, Cabot Corporation filed its answer and counterclaim seeking a judgement that Cabot Corporation is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. On January 18, 2001, the court amended its scheduling order and set June 15, 2001 for completion of discovery, October 25, 2001 for a final pretrial conference, and February, 2002 for the commencement of trial. On June 15, 2001, discovery closed as scheduled and on October 23, 2001, the court denied Rodel's motion to extend and expand discovery. On November 2, 2001, the court denied Rodel's motion to add Cabot Microelectronics as a party to the case. On September 28, 2001, Cabot Corporation filed three motions for summary judgement that the Brancaleoni patents are, respectively, invalid, unenforceable due to Rodel's inequitable conduct (denied as moot without ruling on the merits on October 26, 2001) and that no infringement exists. On the same day, Rodel filed a partial summary judgement motion on infringement. Given these motions and other matters before the court, the court has postponed the pre-trial conference without having set a new date as of November 30, 2001.

     In the Roberts lawsuit, the only product that Rodel to date has alleged infringes the Roberts patent is our W2000 slurry, which is used to polish tungsten and which currently accounts for a significant portion of our total revenue. In the Brancaleoni lawsuit, Rodel and Rodel Holdings have not alleged that any specific product infringes the Brancaleoni patents; instead, Rodel and Rodel Holdings allege that our United States Patent No. 5,858,813 (entitled "Chemical Mechanical Polishing Slurry for Metal Layers and Films" and which relates to a CMP polishing slurry for metal surfaces including, among other things, aluminum and copper) is evidence that Cabot Corporation is infringing the Brancaleoni patents through the manufacture and sales of unspecified products. At this stage, while the court has limited the scope of the Brancaleoni lawsuit, we cannot predict whether or to what extent Rodel and/or Rodel Holdings will make specific infringement claims with respect to any of our products other than W2000 in these or any future proceedings. It is possible that Rodel and/or Rodel Holdings will claim that many of our products infringe its patents.

     Although Cabot Corporation is the only named defendant in these lawsuits at present, the defense of which we have assumed and now are controlling, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of this litigation as well as any other litigation arising out of our business. Also, while the court has ruled that we cannot be added as a party to the Brancaleoni lawsuit, we at some point could be added as a named defendant in these or other lawsuits. While we believe there are meritorious defenses to the pending actions and intend to continue to defend them vigorously, these defenses may not be successful. If Rodel (and/or Rodel Holdings) prevails in either of these cases, we may have to pay damages and, in the future, may be prohibited from producing any products found to infringe or required to pay Rodel (and/or Rodel Holdings) royalty and licensing fees with respect to sales of those products. We do not believe a loss is probable, nor can we estimate the amount of loss, if any, that might result from this matter. Accordingly, no loss provision has been made in our financial statements for any of these matters.

                       CABOT MICROELECTRONICS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

20.  EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Shares", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                        ---------------------------------------------
                                                            2001            2000            1999
                                                        -------------   -------------   -------------
                                                        (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE
                                                                          AMOUNTS)
Numerator:
  Income available to common shares (numerator).......   $    41,902     $    30,502     $    12,280
                                                         ===========     ===========     ===========
Denominator:
  Weighted average common shares
     (Denominator for basic calculation)..............    23,823,790      21,214,414      18,989,744
  Weighted average effect of dilutive securities:
     Stock based compensation.........................       502,812         673,342              --
                                                         -----------     -----------     -----------
  Denominator for diluted calculation.................    24,326,602      21,887,756      18,989,744
                                                         ===========     ===========     ===========
Earnings per share:
  Basic...............................................   $      1.76     $      1.44     $      0.65
                                                         ===========     ===========     ===========
  Diluted.............................................   $      1.72     $      1.39     $      0.65
                                                         ===========     ===========     ===========

21.  FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     We have adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which was effective for the fiscal year ended September 30, 1999. We operate predominantly in one industry segment -- the development, manufacture, and sale of CMP slurries.

     Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped. Financial information by geographic area was as follows:

                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenue:
  United States.............................................  $ 87,049   $ 81,070   $ 52,950
  Europe....................................................    30,583     18,244     13,034
  Asia......................................................   109,560     81,842     32,706
                                                              --------   --------   --------
     Total..................................................  $227,192   $181,156   $ 98,690
                                                              ========   ========   ========
Property, plant and equipment, net:
  United States.............................................  $ 64,171   $ 50,421   $ 25,324
  Europe....................................................     1,943      2,147      3,139
  Asia......................................................    31,312     19,305     11,568
                                                              --------   --------   --------
     Total..................................................  $ 97,426   $ 71,873   $ 40,031
                                                              ========   ========   ========

SELECTED QUARTERLY OPERATING RESULTS

     The following table presents our unaudited financial information for the eight quarters ended September 30, 2001. This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. The results for any quarter are not necessarily indicative of results for any future period.

                       CABOT MICROELECTRONICS CORPORATION

                      SELECTED QUARTERLY OPERATING RESULTS

                                SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,
                                  2001        2001       2001        2000       2000        2000       2000        1999
                                ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                 (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue.......................   $51,411    $51,470     $55,695    $68,616    $ 56,186    $ 50,589    $39,335    $35,046
Cost of goods sold............    25,305     24,628      25,923     32,563      27,182      22,983     19,815     16,310
                                 -------    -------     -------    -------    --------    --------    -------    -------
Gross profit..................    26,106     26,842      29,772     36,053      29,004      27,606     19,520     18,736
Operating expenses:
  Research and development....     6,297      6,165       6,805      6,538       5,244       5,213      4,729      4,576
  Selling and marketing.......     2,292      1,947       2,249      2,269       2,433       2,128      1,675      1,357
  General and
    administrative............     4,106      5,316       6,485      5,147       6,756       6,316      3,326      3,575
  Amortization of goodwill and
    other intangible assets...       179        180         180        179         180         179        180        180
                                 -------    -------     -------    -------    --------    --------    -------    -------
    Total operating
      expenses................    12,874     13,608      15,719     14,133      14,613      13,836      9,910      9,688
Operating income..............    13,232     13,234      14,053     21,920      14,391      13,770      9,610      9,048
Other income, net.............       208        166         238        437           3          20        107         --
                                 -------    -------     -------    -------    --------    --------    -------    -------
Income before taxes...........    13,440     13,400      14,291     22,357      14,394      13,790      9,717      9,048
Provision for income taxes....     4,217      4,544       4,907      7,918       4,646       5,000      3,500      3,300
                                 -------    -------     -------    -------    --------    --------    -------    -------
Net income....................   $ 9,223    $ 8,856     $ 9,384    $14,439    $  9,748    $  8,790    $ 6,217    $ 5,748
                                 =======    =======     =======    =======    ========    ========    =======    =======
Basic net income per share....   $  0.38    $  0.37     $  0.39    $  0.61    $   0.41    $   0.38    $  0.33    $  0.30
                                 =======    =======     =======    =======    ========    ========    =======    =======
Weighted average basic shares
  outstanding.................    24,043     23,975      23,800     23,608      23,590      23,383     18,990     18,990
                                 =======    =======     =======    =======    ========    ========    =======    =======
Diluted net income per
  share.......................   $  0.38    $  0.36     $  0.39    $  0.59    $   0.40    $   0.37    $  0.33    $  0.30
                                 =======    =======     =======    =======    ========    ========    =======    =======
Weighted average diluted
  shares outstanding..........    24,510     24,450      24,328     24,290      24,353      23,921     18,990     18,990
                                 =======    =======     =======    =======    ========    ========    =======    =======

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activities in our allowance for doubtful accounts:

                                            BALANCE AT                             BALANCE AT
ALLOWANCE FOR                               BEGINNING    CHARGES TO                  END OF
DOUBTFUL ACCOUNTS                            OF YEAR      EXPENSES    DEDUCTIONS      YEAR
-----------------                           ----------   ----------   ----------   ----------
Year ended:
  September 30, 2001......................     $233         $812         $(31)       $1,014
  September 30, 2000......................       50          226          (43)          233
  September 30, 1999......................       50           --           --            50

     We have historically not recorded warranty claims against warranty reserves, but rather provided for them in the period in which they occurred. As such, charges to expenses represent the net charge required to maintain an appropriate reserve.

                                            BALANCE AT                             BALANCE AT
                                            BEGINNING    CHARGES TO                  END OF
WARRANTY RESERVES                            OF YEAR      EXPENSES    DEDUCTIONS      YEAR
-----------------                           ----------   ----------   ----------   ----------
Year ended:
  September 30, 2001......................     $773         $482        $  --        $1,255
  September 30, 2000......................      891          222         (340)          773
  September 30, 1999......................      348          543           --           891

MANAGEMENT RESPONSIBILITY

     The accompanying financial statements were prepared by Cabot
Microelectronics in conformity with accounting principles generally accepted in the United States of America. Cabot Microelectronics' management is responsible for the integrity of these statements and of the data, estimates and judgments that underlie them.

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

     The Audit Committee of the Board of Directors provides general oversight responsibility for the financial statements. Composed entirely of Directors who are independent and not employees of Cabot Microelectronics, the Committee meets periodically with Cabot Microelectronics management, internal auditors and the independent accountants to review the quality of the financial reporting and internal controls, as well as the results of the auditing efforts. The internal auditors and independent accountants have full and direct access to the Audit Committee, with and without management present.

                                                  /s/ MATTHEW NEVILLE
                                          --------------------------------------
                                                     Matthew Neville
                                                 Chief Executive Officer

                                                  /s/ MARTIN M. ELLEN
                                          --------------------------------------
                                                     Martin M. Ellen
                                                 Chief Financial Officer

                                                  /s/ DANIEL S. WOBBY
                                          --------------------------------------
                                                     Daniel S. Wobby
                                               Principal Accounting Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in Cabot Microelectronics' definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 12, 2002 (the "Proxy Statement"). For information with respect to the executive officers of Cabot Microelectronics, see "Executive Officers" at the end of Part I of this Form 10-K.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following Financial Statements and Financial Statement Schedule are included in Item 8 herein:

          1. Financial Statements:

          Report of Independent Accountants
           Statements of Income for the years ended September 30, 2001, 2000 and 1999
           Balance Sheets at September 30, 2001 and 2000
           Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999
           Statement of Changes in Stockholders' Equity for the years ended September 30, 2001, 2000 and 1999
          Notes to the Financial Statements

          2. Financial Statement Schedule: Schedule II -- Valuation and Qualifying Accounts

          3. Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3.1(1)    Certificate of Incorporation of Cabot Microelectronics
           Corporation.
 3.2(1)    Amended and Restated By-Laws of Cabot Microelectronics
           Corporation.
 3.3(1)    Form of Amended and Restated Certificate of Incorporation of
           Cabot Microelectronics Corporation.
 3.4(1)    Form of Certificate of Designation, Preferences and Rights
           of Series A Junior Participating Preferred Stock.
 4.1(1)    Form of Cabot Microelectronics Corporation Common Stock
           Certificate.
 4.2(1)    Rights Agreement.
 4.3(2)    Amendment to Rights Agreement.
10.1(1)    Master Separation Agreement, between Cabot Microelectronics
           Corporation and Cabot Corporation.
10.2(1)    IPO and Distribution Agreement, between Cabot
           Microelectronics Corporation and Cabot Corporation.
10.3(1)    Tax Sharing Agreement, between Cabot Microelectronics
           Corporation and Cabot Corporation.
10.4(1)    Management Services Agreement, between Cabot
           Microelectronics Corporation and Cabot Corporation.
10.5(1)    Fumed Metal Oxide Supply Agreement, between Cabot
           Microelectronics Corporation and Cabot Corporation.+
10.6(1)    Confidential Disclosure and License Agreement, between Cabot
           Microelectronics Corporation and Cabot Corporation.
10.7(1)    Trademark License Agreement, between Cabot Microelectronics
           Corporation and Cabot Corporation.
10.8(1)    Dispersion Services Agreement, between Cabot
           Microelectronics Corporation and Cabot Corporation.+
10.9(1)    Employee Matters Agreement, between Cabot Microelectronics
           Corporation and Cabot Corporation.
10.10(1)   Registration Rights Agreement, between Cabot
           Microelectronics Corporation and Cabot Corporation.
10.11(1)   Purchase Agreement between Cabot Corporation and Intel
           Corporation.+
10.12(1)   Services Agreement by and among Davies -- Imperial Coatings,
           Inc., Cabot Corporation, Donn Davies and JoAnn Davies.+
10.13(1)   Sublease for Barry, Wales facility.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.14(5)   Amended and Restated 2000 Equity Incentive Plan, dated March
           13, 2001.*
10.15(1)   2000 Employee Stock Purchase Plan.*
10.16(1)   Revolving Credit Agreement, among Cabot Microelectronics
           Corporation, Fleet National Bank and Fleet National Bank.
10.17(1)   Credit Agreement, between Cabot Microelectronics Corporation and LaSalle Bank National Association.
10.18(3)   Tax Reporting and Cooperation Agreement.
10.19(3)   Services Agreement with Cabot.
10.20(3)   Extension of Management Services Agreement.
10.21(3)   Guarantee of Employee Loans.
10.22(3)   Cabot Microelectronics Corporation 401(k) Plan.*
10.23(3)   Form of Change in Control Severance Protection Agreement.**
10.24(3)   General Release, Waiver and Covenant Not To Sue.*
10.25(4)   General Release, Waiver and Covenant Not To Sue.*
10.26(6)   Second Amended and Restated Credit Agreement, between Cabot
           Microelectronics Corporation and LaSalle Bank National
           Association, dated July 10, 2001.
10.27(4)   First Amendment to Amended and Restated Credit Agreement,
           between Cabot Microelectronics Corporation and LaSalle Bank
           National Association, dated August 24, 2000.
10.28(5)   Directors Deferred Compensation Plan.*
10.29(6)   Credit Agreement dated as of July 10, 2001 among Cabot
           Microelectronics Corporation, Various Financial Institutions
           and LaSalle Bank National Association, as Administrative
           Agent, and National City Bank of Michigan/Illinois, as
           Syndication Agent.
23.1       Consent of Independent Accountants.
24.1       Power of Attorney.

---------------

(1) Filed as an exhibit to, and incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 4, 2000, as amended.

(2) Filed as Exhibit 4.1 to, and incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on October 6, 2000.

(3) Filed as an exhibit to, and incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on December 28, 2000.

(4) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on February 14, 2001.

(5) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2001.

(6) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2001.

 *  Management contract, or compensatory plan or arrangement.

** Substantially similar change in control severance protection agreements have been entered into with Matthew Neville, Martin M. Ellen, H. Carol Bernstein,
    J. Michael Jenkins, Jeremy K. Jones, Hiroyuki Nishiya, Kathleen A. Perry, Daniel J. Pike, Stephen R. Smith, Daniel S. Wobby and Bruce M. Zwicker, with differences only in the amount of payments and benefits to be received by such persons.

+ This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

     (b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the three months ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                               CABOT MICROELECTRONICS CORPORATION

Date: December 14, 2001                        /s/ MATTHEW NEVILLE
                                               --------------------------------------------------------
                                               Matthew Neville
                                               Chairman of the Board, President and Chief Executive
                                               Officer [Principal Executive Officer]

Date: December 14, 2001                        /s/ MARTIN M. ELLEN
                                               --------------------------------------------------------
                                               Martin M. Ellen
                                               Vice President, Chief Financial Officer and Treasurer
                                               [Principal Financial Officer]

Date: December 14, 2001                        /s/ DANIEL S. WOBBY
                                               --------------------------------------------------------
                                               Daniel S. Wobby
                                               Corporate Controller [Principal Accounting Officer]

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 14, 2001                        /s/ MATTHEW NEVILLE
                                               --------------------------------------------------------
                                               Matthew Neville
                                               Chairman of the Board [Director]

Date: December 14, 2001                        /s/ KENNETT F. BURNES*
                                               --------------------------------------------------------
                                               Kennett F. Burnes [Director]

Date: December 14, 2001                        /s/ JUAN ENRIQUEZ-CABOT*
                                               --------------------------------------------------------
                                               Juan Enriquez-Cabot [Director]

Date: December 14, 2001                        /s/ JOHN P. FRAZEE, JR.*
                                               --------------------------------------------------------
                                               John P. Frazee, Jr. [Director]

Date: December 14, 2001                        /s/ WILLIAM P. NOGLOWS*
                                               --------------------------------------------------------
                                               William P. Noglows [Director]


Date: December 14, 2001                        /s/ RONALD L. SKATES*
                                               --------------------------------------------------------
                                               Ronald L. Skates [Director]

Date: December 14, 2001                        /s/ STEVEN V. WILKINSON*
                                               --------------------------------------------------------
                                               Steven V. Wilkinson [Director]

---------------

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934.