Form 10-Q
period 2001-12-31
CABOT MICROELECTRONICS CORP
filed 2002-02-12
CIK 1102934

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                DECEMBER 31, 2001

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

                             YES   x    NO
                                 ------    ------

As of January 31, 2002 the Company had 24,156,067 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
         Item 1.   Financial Statements

                   Statements of Income
                       Three Months Ended December 31, 2001 and 2000......   3

                   Balance Sheets
                       December 31, 2001 and September 30, 2001...........   4

                   Statements of Cash Flows
                       Three Months Ended December 31, 2001 and 2000......   5

                   Notes to Financial Statements..........................   6

         Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................  11

         Item 3.   Quantitative and Qualitative Disclosures About
                       Market Risk........................................  20

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings......................................  21

         Item 6.   Exhibits and Reports on Form 8-K.......................  21

PART I. FINANCIAL INFORMATION
ITEM 1.


CABOT MICROELECTRONICS CORPORATION
STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS
                                                            ENDED DECEMBER 31,
                                                            2001          2000
                                                            ----          ----

Revenue ...............................................   $ 51,004      $ 68,616

Cost of goods sold ....................................     23,746        32,563
                                                          --------      --------

         Gross profit .................................     27,258        36,053

Operating expenses:
   Research and development ...........................      6,947         6,538
   Selling and marketing ..............................      2,358         2,269
   General and administrative .........................      3,884         5,147
   Amortization of goodwill and other intangibles .....         90           179
                                                          --------      --------
      Total operating expenses ........................     13,279        14,133
                                                          --------      --------

Operating income ......................................     13,979        21,920

Other income (expense), net ...........................       (317)          437
                                                          --------      --------
Income before income taxes ............................     13,662        22,357
Provision for income taxes ............................      4,645         7,918
                                                          --------      --------

      Net income ......................................   $  9,017      $ 14,439
                                                          ========      ========

Basic net income per share ............................   $   0.37      $   0.61
                                                          ========      ========

Weighted average basic shares outstanding .............     24,096        23,608
                                                          ========      ========

Diluted net income per share ..........................   $   0.37      $   0.59
                                                          ========      ========

Weighted average diluted shares outstanding ...........     24,532        24,290
                                                          ========      ========


   The accompanying notes are an integral part of these financial statements.

CABOT MICROELECTRONICS CORPORATION
BALANCE SHEETS
(UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                DECEMBER 31,   SEPTEMBER 30,
                                                                                    2001           2001
                                                                                    ----           ----
                                                  ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $  58,374      $  47,677
   Accounts receivable, less allowance for doubtful
      accounts of $819 at December 31, 2001
      and $1,014 at September 30, 2001 .....................................        19,899         26,735
   Inventories .............................................................        16,944         16,806
   Prepaid expenses and other current assets ...............................         1,781          1,742
   Deferred income taxes ...................................................         3,915          3,494
                                                                                 ---------      ---------
         Total current assets ..............................................       100,913         96,454

Property, plant and equipment, net .........................................       111,189         97,426
Goodwill ...................................................................         1,326          1,045
Other intangible assets, net ...............................................         1,191          1,562
Deferred income taxes and other assets .....................................            97            194
                                                                                 ---------      ---------
         Total assets ......................................................     $ 214,716      $ 196,681
                                                                                 =========      =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................     $  13,714      $  13,557
   Capital lease obligation ................................................         1,221              -
   Accrued expenses, income taxes payable and other current liabilities ....        13,341         12,809
                                                                                 ---------      ---------
         Total current liabilities .........................................        28,276         26,366

   Long-term debt ..........................................................         3,500          3,500
   Capital lease obligation ................................................         8,555              -
   Deferred income taxes ...................................................           174            268
   Deferred compensation and other long term liabilities ...................           391            260
                                                                                 ---------      ---------
         Total liabilities .................................................        40,896         30,394

Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued and outstanding: 24,111,941 shares at December 31, 2001 and
      24,079,997 at September 30, 2001 .....................................     $      24      $      24
   Capital in excess of par value of common stock ..........................       108,662        107,335
   Retained earnings .......................................................        69,457         60,440
   Accumulated other comprehensive loss ....................................        (4,058)        (1,191)
   Unearned compensation ...................................................          (265)          (321)
                                                                                 ---------      ---------
         Total stockholders' equity ........................................       173,820        166,287
                                                                                 ---------      ---------

         Total liabilities and stockholders' equity ........................     $ 214,716      $ 196,681
                                                                                 =========      =========


   The accompanying notes are an integral part of these financial statements.

CABOT MICROELECTRONICS CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED AND IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                                ------------
                                                                                             2001          2000
                                                                                             ----          ----
Cash flows from operating activities:
   Net Income ........................................................................     $  9,017      $ 14,439
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..................................................        2,464         1,815
      Noncash compensation expense and non-employee stock options ....................           85           568
      Provision for inventory writedown ..............................................          473           350
      Provision for doubtful accounts ................................................         (195)            -
      Stock option income tax benefits ...............................................          562           555
      Deferred income tax benefits ...................................................         (515)         (629)
   Changes in operating assets and liabilities:
      Accounts receivable ............................................................        6,192       (13,671)
      Inventories ....................................................................         (220)         (641)
      Prepaid expenses and other assets ..............................................           (2)          115
      Accounts payable, accrued liabilities and other current liabilities ............       (1,304)          474
      Income taxes payable, deferred compensation and other noncurrent liabilities ...        2,452         7,785
                                                                                           --------      --------

Net cash provided by operating activities ............................................       19,009        11,160

Cash flows from investing activities:
   Additions to property, plant and equipment ........................................       (8,993)       (6,906)
   Proceeds from the sale of property, plant and equipment ...........................            -             2
                                                                                           --------      --------
Net cash used in investing activities ................................................       (8,993)       (6,904)
                                                                                           --------      --------

Cash flows from financing activities:
   Net proceeds from issuance of stock ...............................................          722           776
                                                                                           --------      --------
Net cash provided by financing activities ............................................          722           776
                                                                                           --------      --------

Effect of exchange rate changes on cash ..............................................          (41)          224
                                                                                           --------      --------
Increase in cash .....................................................................       10,697         5,256
Cash and cash equivalents at beginning of period .....................................       47,677         9,971
                                                                                           --------      --------
Cash and cash equivalents at end of period ...........................................     $ 58,374      $ 15,227
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

     The unaudited financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of December 31, 2001, cash flows for the three months ended December 31, 2001 and December 31, 2000 and results of operations for the three months ended December 31, 2001 and December 31, 2000. The results of operations for the three months ended December 31, 2001 may not be indicative of the results to be expected for the fiscal year ending September 30, 2002. These financial statements should be read in conjunction with the financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2001. We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries.


2.  SEPARATION FROM CABOT CORPORATION

     In July 1999, Cabot Corporation ("Cabot Corporation") announced its plans to create an independent publicly-traded company, Cabot Microelectronics, comprised of its Microelectronics Materials Division. Cabot Microelectronics, which was incorporated in October 1999, completed its initial public offering in April 2000 ("initial public offering"), receiving net proceeds of $82,765, after deducting underwriting commissions and offering expenses, from the sale of 4,600,000 shares of common stock. Following the completion of the initial public offering, Cabot Corporation owned approximately 80.5% of Cabot Microelectronics' outstanding common stock. Cabot Microelectronics paid Cabot Corporation aggregate dividends of $81,300 of which $17,000 was paid from borrowings under a term credit facility prior to the initial public offering and $64,300 was paid with proceeds from the initial public offering.

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

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


3.  NET INCOME PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Share", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share ("net income per share") computations. Basic and diluted net income per share were calculated as follows:

                                                              THREE MONTHS
                                                           ENDED DECEMBER 31,
                                                           2001          2000
                                                           ----          ----
Numerator:
     Income available to common shares .............   $     9,017   $    14,439
                                                       ===========   ===========

Denominator:
     Weighted average common shares ................    24,095,558    23,607,845
       (Denominator for basic calculation)

     Weighted average effect of dilutive securities:
       Stock based compensation ....................       436,820       682,094
                                                       -----------   -----------
     Diluted weighted average common shares ........    24,532,378    24,289,939
       (Denominator for diluted calculation)           ===========   ===========

Net income per share:

     Basic .........................................   $      0.37   $      0.61
                                                       ===========   ===========
     Diluted .......................................   $      0.37   $      0.59
                                                       ===========   ===========



4.  COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                              THREE MONTHS
                                                           ENDED DECEMBER 31,
                                                            2001        2000
                                                            ----        ----

     Net Income .......................................   $  9,017    $ 14,439
     Other comprehensive income:
          Net unrealized gain (loss) on derivative
            instruments ...............................          6        (160)
          Foreign currency translation adjustment .....     (2,873)     (1,166)
                                                          --------    --------
     Total comprehensive income .......................   $  6,150    $ 13,113
                                                          ========    ========

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


5.  INVENTORIES

     Inventories consisted of the following:
                                                   DECEMBER 31,  SEPTEMBER 30,
                                                       2001          2001
                                                       ----          ----

         Raw materials...........................  $    11,186    $    11,981
         Work in process.........................           60             42
         Finished goods..........................        5,698          4,783
                                                   -----------    -----------
         Total...................................  $    16,944    $    16,806
                                                   ===========    ===========


6.  CAPITALIZED SOFTWARE

     We are currently developing and commencing implementation of a new global business system to replace Cabot Corporation's duplicated systems. We have capitalized costs related to this internal use software project in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In the three months ended December 31, 2001, we capitalized internal costs of $276 and since the associated project has not been placed in service as of that date, no depreciation expense was recognized in the first quarter of fiscal 2002.


7.  ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

     Accrued expenses, income taxes payable and other current liabilities consisted of the following:

                                                   DECEMBER 31,  SEPTEMBER 30,
                                                       2001          2001
                                                       ----          ----

         Accrued compensation....................  $     5,606    $     8,220
         Warranty accrual........................        1,476          1,255
         Taxes payable...........................        3,411            697
         Other...................................        2,848          2,637
                                                   -----------    -----------
         Total...................................  $    13,341    $    12,809
                                                   ===========    ===========


8.  LONG-TERM DEBT

     At December 31, 2001 long-term debt was comprised of an unsecured term loan in the amount of $3,500 funded on the basis of the Illinois State Treasurer's Economic Program. This loan is due on April 3, 2005 and incurs interest at an annual rate of 6.37% until April 3, 2002 and 1.75% plus 70% of the three year treasury rate thereafter.

     On July 10, 2001 we entered into a $75,000 unsecured revolving credit and term loan facility with a group of commercial banks. Under this agreement, which terminates July 10, 2004, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we are currently in compliance with the covenants.

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


9.  CAPITAL LEASE OBLIGATIONS

     On December 12, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation under which we agreed to pay Cabot Corporation for the expansion of a fumed alumina manufacturing facility in Tuscola, Illinois. The payments for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments resulted in a $9,776 lease obligation and related leased asset. The agreement has an overall ten year term, which expires in 2011, but we can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after five years.


10. CONTINGENCIES

     In June 1998, one of our major competitors, Rodel Inc., filed a lawsuit against Cabot Corporation in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot Corporation is infringing United States Patent No. 4,959,113 (entitled "Method and Composition for Polishing Metal Surfaces"), which is owned by an affiliate of Rodel. We refer to this patent as the Roberts patent and this lawsuit as the Roberts lawsuit. Cabot Corporation filed an answer and counterclaim seeking dismissal of the Roberts lawsuit with prejudice, a judgment that Cabot Corporation is not infringing the Roberts patent and/or that the Roberts patent is invalid, and other relief. Cabot Corporation subsequently filed a motion for summary judgment that the Roberts patent is invalid because all of the claims contained in the patent were not sufficiently different under applicable patent law from subject matter contained in previously granted patents, specifically United States Patents Nos. 4,705,566, 4,956,015 and 4,929,257, each of which is owned by a third party not affiliated with Rodel or us. This motion was denied on September 30, 1999 based on the court's finding that there were genuine issues of material fact to be determined at trial. After the ruling on the summary judgment motion, Rodel filed a request for reexamination of the Roberts patent with the United States Patent and Trademark Office (PTO), which was granted on November 12, 1999. On March 28, 2000, the court issued an order staying the Roberts action, which presently is in the discovery stage, pending completion of the reexamination of the Roberts patent by the PTO. In light of the reexamination, on September 29, 2000, the court denied the parties' respective motions to amend and dismiss, with leave to refile subsequent to completion of the reexamination. The reexamination certificate was issued by the PTO on March 13, 2001. On May 11, 2001, Cabot Corporation filed a motion for summary judgment dismissing the case on the grounds that no case or controversy remains given the reexamined patent. As of January 31, 2002, the case remains stayed.

     In April 1999, Rodel commenced a second lawsuit against Cabot Corporation in the United States District Court for the District of Delaware entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 99-256). In this lawsuit, Rodel has requested a jury trial and is seeking a permanent injunction and an award of compensatory, punitive, and other damages relating to allegations that Cabot Corporation is infringing two other patents owned by an affiliate of Rodel. These two patents are United States Patent No. 5,391,258 (entitled "Compositions and Methods for Polishing") and United States Patent No. 5,476,606 (entitled "Compositions and Methods for Polishing"). We refer to these patents as the Brancaleoni patents and this lawsuit as the Brancaleoni lawsuit. Cabot Corporation filed an answer and counterclaim to the complaint seeking dismissal of the complaint with prejudice, a judgment that Cabot Corporation is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. On September 29, 2000, the court denied Cabot Corporation's motion to dismiss, and granted Rodel's leave to amend the Brancaleoni lawsuit to add Rodel's affiliate that owns the Brancaleoni patents, Rodel Holdings, Inc. ("Rodel Holdings"), as a plaintiff. On October 24, 2000, Rodel and Rodel Holdings filed an amended complaint that added Rodel Holdings as a plaintiff to the Brancaleoni lawsuit. On November 6, 2000, Cabot Corporation filed its answer and counterclaim seeking a judgement that Cabot Corporation is not infringing the Brancaleoni patents and/or that the Brancaleoni patents are invalid, and other relief. On January 18, 2001, the court amended its scheduling order and set June 15, 2001 for completion of discovery, October 25, 2001 for a final pretrial conference, and February, 2002 for the commencement of trial. On June 15, 2001, discovery closed as scheduled and on October 23, 2001, the court denied Rodel's motion to extend and expand discovery. On November 2, 2001, the

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


court denied Rodel's motion to add Cabot Microelectronics as a party to the case. On September 28, 2001, Cabot Corporation filed three motions for summary judgement that the Brancaleoni patents are, respectively, invalid, unenforceable due to Rodel's inequitable conduct (denied as moot without ruling on the merits on October 26, 2001) and that no infringement exists. On the same day, Rodel filed a partial summary judgement motion on infringement. Given these motions and other matters before the court, the court has postponed the pre-trial conference without having set a new schedule for it or for trial as of January 31, 2002. In the Roberts lawsuit, the only product that Rodel to date has alleged infringes the Roberts patent is our W2000 slurry, which is used to polish tungsten and which currently accounts for a significant portion of our total revenue. In the Brancaleoni lawsuit, Rodel and Rodel Holdings have not alleged that any specific product infringes the Brancaleoni patents; instead, Rodel and Rodel Holdings allege that our United States Patent No. 5,858,813 (entitled "Chemical Mechanical Polishing Slurry for Metal Layers and Films" and which relates to a CMP polishing slurry for metal surfaces including, among other things, aluminum and copper) is evidence that Cabot Corporation is infringing the Brancaleoni patents through the manufacture and sales of unspecified products. At this stage, while the court has limited the scope of the Brancaleoni lawsuit, we cannot predict whether or to what extent Rodel and/or Rodel Holdings will make specific infringement claims with respect to any of our products other than W2000 in these or any future proceedings. It is possible that Rodel and/or Rodel Holdings will claim that many of our products infringe its patents.

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


11. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. This statement requires that intangible assets with finite useful lives be amortized and intangible assets with indefinite lives and goodwill no longer be amortized, but instead tested for impairment at least annually. Effective October 1, 2001, we adopted SFAS 141 and SFAS 142 which resulted in the reclassification of a portion of intangible assets regarding workforce in place to goodwill. We determined that the resulting unamortized goodwill balance of $1,326 was not impaired. In accordance with the statement, we ceased amortizing goodwill and will perform impairment tests at least annually. The adoption of these statements reduced amortization expense by $89, and had no impact on diluted earnings per share, for the three months ended December 31, 2001.

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

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting for the Impairment or Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30") for segments of a business to be disposed of. We do not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry or general economic prospects or trends, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could", or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations", should be read in conjunction with the financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2001.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to product returns, bad debts, inventories, impairments of tangible and intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We provide for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected primarily by product that does not meet specification and any related costs of addressing such matters. Should actual incidences of product not meeting specification differ from our estimates, revisions to the estimated warranty liability may be required.

     We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or unmarketable inventory. An inventory reserve is maintained based upon a historical percentage of actual inventory written off and for known conditions and circumstances. Should actual product marketability be affected by conditions that are less favorable than those projected by management, revisions to the estimated inventory reserve may be required. Also, the purchase cost of one of our key raw materials changes significantly based on the total quantity of in-specification product purchased in a given year. We determine the amount charged to cost of goods sold for this raw material based on the expected average cost over the entire fiscal year using our current full year forecast of purchases.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 VERSUS THREE MONTHS ENDED DECEMBER 31, 2000

REVENUE

     Total revenue was $51.0 million for the three months ended December 31, 2001, which represented a 25.7%, or $17.6 million, decrease from the three months ended December 31, 2000. Of this decrease, $18.2 million was due to a reduction in sales volume which was partially offset by a $0.6 million increase in weighted average selling prices resulting from a change in product sales mix. Additionally, revenue would have been $0.9 million higher had the Japanese Yen average exchange rate for the quarter held constant with the prior year's first fiscal quarter average. Compared to the record-breaking revenue level experienced in the first quarter of fiscal 2001, revenue decreased primarily due to the downturn in the semiconductor industry and weak global economic conditions. Although revenue in each of our past three quarters has remained relatively flat, given the continued weakness in the industry and overall economic conditions, it is difficult to predict our future revenue trends.


COST OF GOODS SOLD

     Total cost of goods sold was $23.7 million for the three months ended December 31, 2001, which represented a decrease of 27.1% or $8.8 million from the three months ended December 31, 2000. This decrease was primarily due to lower volumes as compared to the prior year.

     With respect to the key raw materials used to make our products, we expect that the cost of fumed silica used in the manufacture of CMP slurries will continue to increase according to the terms of our existing fumed metal oxide agreement with Cabot Corporation, which provides for a fixed annual increase in the price of silica of 2.0% of the initial price and additional increases if Cabot Corporation's raw material costs increase. Also, in order to meet our needs for fumed alumina given the anticipated growth in sales of fumed alumina based slurries, in December 2001, we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to its fumed alumina terms. Under this fumed alumina supply agreement, Cabot Corporation has expanded its capacity for the manufacture of fumed alumina and we have the first right to all this capacity. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if they produce more than a certain amount that meets our specifications per year. The terms of this agreement, along with those contained in the amendment to the fumed metal oxide agreement, are retroactive to October 2001 and our average cost per pound for alumina is higher than paid previously under the original fumed metal oxide agreement. Had we paid this higher average cost per pound for all fumed alumina purchased in the first quarter of fiscal 2001, cost of goods sold in that quarter would have increased by approximately $0.3 million. Our need for additional quantities of fumed metal oxides in the future will require that we enter into new supply arrangements that could result in costs which are higher than those in existing agreements.


GROSS PROFIT

     Our gross profit as a percentage of net revenue was 53.4% for the three months ended December 31, 2001 as compared to 52.5% for the three months ended December 31, 2000. The increase in gross profit resulted primarily from production efficiencies and improved product sales mix.


RESEARCH AND DEVELOPMENT

     Research and development expenses were $6.9 million in the three months ended December 31, 2001, which represented an increase of 6.3%, or $0.4 million, from the three months ended December 31, 2000. The majority of this increase was due to higher consumable supplies and higher staffing levels to support our continued investments in research and development. Key activities during the three months ended December 31, 2001 involved the continued development of new and enhanced slurry products including products for copper applications, new CMP polishing pad technology and advanced particle technology.

     We continue to invest in our research and development capabilities and expect costs to rise as we add additional personnel and complete construction of a new research and development facility in Aurora, Illinois. This facility, which is expected to be completed by April 2002, will feature a state-of-the-art Class 1 clean room and advanced equipment for slurry and pad product development. The cost of this facility and equipment is approximately $31 million of which approximately $22 million will be spent in fiscal year 2002. We believe this investment will provide us with leading edge polishing and metrology capabilities to support the technology advancements being made by our customers.


SELLING AND MARKETING

     Selling and marketing expenses of $2.4 million in the three months ended December 31, 2001 were essentially flat with the three months ended December 31, 2000.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $3.9 million in the three months ended December 31, 2001, which represented a decrease of 24.5%, or $1.3 million, from the three months ended December 31, 2000. The December 31, 2000 quarter included higher amounts of up-front costs related to the large staffing ramp which occurred last year and $0.7 million of costs related to an executive leaving the business.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.1 million in the three months ended December 31, 2001 compared to $0.2 million for the three months ended December 31, 2000. The reduction of approximately $0.1 million occurred as we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2001, which required the amortization of goodwill to be discontinued and that goodwill be instead tested for impairment at least annually. Amortization expense in fiscal 2002 is expected to decrease by approximately $0.4 million due to the discontinuation of goodwill amortization.

OTHER INCOME (EXPENSE)

     Other expense was $0.3 million for the three months ended December 31, 2001, compared to other income of $0.4 million, from the three months ended December 31, 2000. This is primarily due to a payment of $0.3 million to Cabot Corporation to reimburse them for certain capital improvements made to a facility used to supply us with material. These capital improvements are no longer in service. Interest expense also increased by approximately $0.2 million due to the capital lease treatment of the fumed alumina facility payments.


PROVISION FOR INCOME TAXES

     The effective income tax rate was 34.0% for the three months ended December 31, 2001 and 35.4% for the three months ended December 31, 2000. The decrease in the effective tax rate was mainly driven by an increase in tax credits from expanded research and experimentation activities and increased impact of these credits in relation to a lower taxable income base.


NET INCOME

     Net income was $9.0 million for the three months ended December 31, 2001, which represented a decrease of 37.6%, or $5.4 million, from the three months ended December 31, 2000 as a result of the factors discussed above.


                         LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $19.0 million in the three months ended December 31, 2001 and $11.2 million in the three months ended December 31, 2000. Our cash provided by operating activities for the three months ended December 31, 2001 originated from net income from operations of $9.0 million, non-cash items of $2.9 million and a net decrease in working capital of $7.1 million primarily from a decrease in customer receivables. Receivables decreased as a result of lower revenue and the early receipt of a payment from a major customer. Our principal funding requirements have been for additions to property, plant and equipment that support the expansion of our business and technological capability.

     In the three months ended December 31, 2001, capital spending was $9.0 million, primarily due to the construction of our new research and development facility in Aurora, Illinois. We also purchased additional production-related equipment to be used in Aurora, Illinois and invested in the development and implementation of our stand alone business information systems. Full fiscal year 2002 capital spending is anticipated to be approximately $45.0 million. In the three months ended December 31, 2000, capital spending was $6.9 million, primarily due to the expansion of our Geino, Japan manufacturing facility and the purchase of research and development equipment.

     Cash flows from financing activities of $0.7 million and $0.8 million for the three months ended December 31, 2001 and 2000, respectively resulted from the issuance of common stock upon the exercise of stock options.

     At December 31, 2001 debt was comprised of an unsecured term loan in the amount of $3.5 million funded on the basis of the Illinois State Treasurer's Economic Program. The interest rate is 6.37% and the loan is due April 3, 2005. On July 10, 2001, we entered into a $75.0 million unsecured revolving credit and term loan facility with a group of commercial banks which terminates on July 10, 2004. Under this agreement, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement contains various covenants. No amounts are currently outstanding under the credit facility and we are currently in compliance with the covenants.

     On December 12, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation. Under this agreement, Cabot Corporation expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina. Payments by us for capital costs for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments of approximately $0.3 million resulted in a $9.8 million lease obligation and related leased asset. The agreement has an overall ten year term, which expires in 2011, but we can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after five years. Capital lease payments to Cabot Corporation will commence in the second quarter of fiscal 2002.

     We believe that cash generated by our operations and available borrowings under our term loan and revolving credit facility will be sufficient to fund our operations and expected capital expenditures for the foreseeable future. However, we plan to expand our business and continue to improve our technology and, to do so, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.


DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     At December 31, 2001 and 2000, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

     In addition to our long-term debt and capital lease obligations previously discussed, we lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years and may be renewed by us. We also have a long-term agreement with a supplier to purchase materials for a product line under development. As of December 31, 2001, we are obligated to purchase, subject to the supplier's ability to deliver, $3.9 million of materials over the remaining term of the agreement, which expires in June, 2005, and to reimburse the supplier for all approved research and development costs related to the materials. The supplier will repay these research and development reimbursements when our material purchases from them reach certain agreed-upon levels. Additionally, we have an agreement with Davies Imperial Coatings, Inc. ("Davies") pursuant to which Davies will perform certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the Davies dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party.

     At December 31, 2001, we have total contractual cash obligations (which include long-term debt, capital and operating lease obligations, and the aforementioned unconditional purchase and other long-term obligations) of $18.6 million, of which $2.4 million is due within one year. Total cash obligations due between one and three years, four and five years, and beyond five years are $9.9 million, $2.1 million and $4.2 million, respectively.

     We also operate under a fumed metal oxide agreement with Cabot Corporation for the purchase of two key raw materials, one of which we are obligated to purchase at least 90% of our six-month volume forecast and must pay the difference if we purchase less than that amount. We have not included purchase commitments under this agreement in total contractual cash obligations as we currently anticipate meeting minimum forecasted purchase volume requirements.


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

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. Our five largest customers accounted for approximately 57% and 56% of our revenue for the three months ended December 31, 2001 and 2000, respectively.


DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY A FURTHER DECLINE IN WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

     Our business is affected by current economic and industry trends and it is extremely difficult to predict sales of our products given uncertainties in these factors. As occurred during fiscal 2001, the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories, affected our quarterly revenue trends. Further declines in current economic and industry conditions could adversely affect our business.


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

     Fumed metal oxides, primarily fumed silica but also fumed alumina, are the primary raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides. We entered into a fumed metal oxide agreement with Cabot Corporation, which became effective upon completion of our initial public offering in April, 2000, and under which, according to certain terms and conditions, including those in our new fumed alumina supply agreement with Cabot Corporation that we entered into in December 2001, Cabot Corporation continues to be our exclusive supplier of certain fumed metal oxides for our slurry products produced as of the date of the initial public offering with respect to fumed silica and as of the effective date of the new fumed alumina supply agreement with respect to fumed alumina.
We have been purchasing fumed alumina from Cabot Corporation under the fumed metal oxide agreement. In order to meet our anticipated needs for fumed alumina, in December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to fumed alumina. Under the fumed alumina supply agreement, Cabot Corporation has expanded its capacity for the manufacture of fumed alumina to which we have first right to all capacity from the expansion and under the amended fumed metal oxide agreement we now have first right, subject to certain terms and conditions, to the capacity from that facility. We face the risk of significant increases in the price of fumed metal oxides as Cabot Corporation's cost of production increases. It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation is unable to supply us with sufficient quantities of fumed metal oxides which meet the quality required by our customers' supply needs and technical specifications, or encounters supply problems, including but not limited to any related to quality, functionality of equipment, natural disasters, work stoppages or raw material availability. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation, may adversely affect us as well.

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


BECAUSE WE HAVE LIMITED EXPERIENCE IN MANUFACTURING AND SELLING CMP POLISHING PADS, EXPANSION OF OUR BUSINESS INTO THIS AREA MAY NOT BE SUCCESSFUL

     An element of our strategy is to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including manufacturing CMP polishing pads. We have had limited experience in developing and marketing these products which involve technologies and production processes that are new to us. We or the suppliers of the raw materials that we use to make our polishing pads may not be able to solve any technological or production problems that we or they may encounter. In addition, if we or these suppliers are unable to keep pace with technological or other developments in the design and production of polishing pads, we will probably not be competitive in the polishing pad market. In addition, our competitors may have or obtain intellectual property rights which may restrict our ability to market our existing products and/or to innovate and develop new products. For these reasons, the expansion of our business into CMP polishing pads may not be successful.

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


WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. For fiscal 2001, approximately 62% of our revenue was generated by sales to customers outside the United States. For the three months ended December 31, 2001, approximately 66% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in foreign countries. These risks include, but are not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights.


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

     We currently use duplicated versions of Cabot Corporation's systems to support our operations, including systems covering order processing, inventory management, shipping and accounting. Many of these systems were not optimized for our business processes. We have undertaken a project to develop and implement new systems to replace the duplicated versions of Cabot Corporation's systems. We may not be successful in implementing these systems and transitioning data from the duplicated versions of Cabot Corporation's systems to our new systems. We continue to rely upon the network infrastructure provided and maintained by Cabot Corporation.

CERTAIN OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ARE ALSO DIRECTORS OR EXECUTIVE OFFICERS OF CABOT CORPORATION OR OWN CABOT CORPORATION STOCK

     Two members of our board of directors are directors and/or executive officers of Cabot Corporation (prior to May, 2001, three members were and one member resigned from our board in July, 2001). The two remaining directors who are also directors and/or executive officers of Cabot Corporation have obligations to both companies and may have conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both us and Cabot Corporation, as well as related party transactions and agreements between us and Cabot Corporation such as our fumed metal oxide, fumed alumina supply, and dispersion services agreements. One of these two directors' term of service on our board expires at our annual meeting to be held in March 2002, and he is not standing for reelection. The other director has announced his intention to resign from our board sometime in the second calendar quarter of 2002. In addition, a number of our directors and executive officers own Cabot Corporation stock and options on Cabot Corporation stock they acquired as employees of Cabot Corporation. This ownership could create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and Cabot Corporation.


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

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and the British Pound. Our exposure to foreign currency exchange risks has not been significant because a significant portion of our foreign sales are denominated in U.S. dollars. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. Approximately 16% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts for speculative or trading purposes.


MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of December 31, 2001, the analysis demonstrated that such market movements would not have a material adverse effect on our financial position, results of operations or cash flows over a one year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at December 31, 2001 was not material.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Legal proceedings are discussed in "Footnote 10. - Contingencies", under
PART I, Item 1 - Notes to Financial Statements and such discussion is incorporated herein by reference.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                   EXHIBIT
                    NUMBER    DESCRIPTION

                    10.30     2001 Deposit Share Agreement*

                    10.31 Amendment No.1 to Fumed Metal Oxide Supply Agreement (confidential treatment applied for)**

                    10.32 Fumed Alumina Supply Agreement (confidential treatment applied for)**

                              * Management contract, or compensatory plan or arrangement.

                              ** This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by brackets.

          (b)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CABOT MICROELECTRONICS CORPORATION


Date: February 12, 2002              /s/ MARTIN M. ELLEN
                                     ------------------------------------------
                                     Martin M. Ellen
                                     Vice President and Chief Financial Officer
                                     [Principal Financial Officer]


Date: February 12, 2002              /s/ DANIEL S. WOBBY
                                     ------------------------------------------
                                     Daniel S. Wobby
                                     Corporate Controller
                                     [Principal Accounting Officer]