Form 10-Q
period 2002-03-31
CABOT MICROELECTRONICS CORP
filed 2002-05-13
CIK 1102934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2002

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

                              YES      X       NO
                                  ----------     -----------

As of April 30, 2002 the Company had 24,189,177 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                           PAGE
                                                                                                        ----
         Item 1.          Financial Statements

                          Consolidated Statements of Income
                              Three and Six Months Ended March 31, 2002 and 2001......................    3

                          Consolidated Balance Sheets
                              March 31, 2002 and September 30, 2001...................................    4

                          Consolidated Statements of Cash Flows
                              Six Months Ended March 31, 2002 and 2001................................    5

                          Notes to Financial Statements...............................................    6

         Item 2.          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.....................................   10

         Item 3.          Quantitative and Qualitative Disclosures About Market Risk..................   21

PART II. OTHER INFORMATION

         Item 1.          Legal Proceedings...........................................................   21

         Item 4.          Submission of Matters to a Vote of Security Holders.........................   22

         Item 6.          Exhibits and Reports on Form 8-K............................................   22

PART I. FINANCIAL INFORMATION
ITEM 1.


CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS                  SIX MONTHS
                                                             ENDED MARCH 31,               ENDED MARCH 31,
                                                          2002           2001           2002            2001
                                                          ----           ----           ----            ----
Revenue .........................................      $  50,520       $  55,695      $ 101,524       $ 124,311

Cost of goods sold ..............................         25,262          25,923         49,008          58,486
                                                       ---------       ---------      ---------       ---------

         Gross profit ...........................         25,258          29,772         52,516          65,825

Operating expenses:
   Research and development .....................          6,429           6,805         13,376          13,343
   Selling and marketing ........................          2,370           2,249          4,728           4,518
   General and administrative ...................          5,397           6,485          9,281          11,632
   Litigation settlement ........................          1,000               -          1,000               -
   Amortization of goodwill and other intangibles             91             180            181             359
                                                       ---------       ---------      ---------       ---------
      Total operating expenses ..................         15,287          15,719         28,566          29,852
                                                       ---------       ---------      ---------       ---------

Operating income ................................          9,971          14,053         23,950          35,973

Other income (expense), net .....................           (151)            238           (468)            675
                                                       ---------       ---------      ---------       ---------
Income before income taxes ......................          9,820          14,291         23,482          36,648
Provision for income taxes ......................          2,869           4,907          7,514          12,825
                                                       ---------       ---------      ---------       ---------

      Net income ................................      $   6,951       $   9,384      $  15,968       $  23,823
                                                       =========       =========      =========       =========

Basic earnings per share ........................      $    0.29       $    0.39      $    0.66       $    1.00
                                                       =========       =========      =========       =========

Weighted average basic shares outstanding .......         24,140          23,800         24,119          23,705
                                                       =========       =========      =========       =========

Diluted earnings per share ......................      $    0.28       $    0.39      $    0.65       $    0.98
                                                       =========       =========      =========       =========

Weighted average diluted shares outstanding .....         24,583          24,328         24,558          24,223
                                                       =========       =========      =========       =========


   The accompanying notes are an integral part of these financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                MARCH 31,       SEPTEMBER 30,
                                                                                  2002             2001
                                                                                  ----             ----
                                     ASSETS
Current assets:
   Cash and cash equivalents ..........................................        $  51,424         $  47,677
   Accounts receivable, less allowance for doubtful
      accounts of $735 at March 31, 2002
      and $1,014 at September 30, 2001 ................................           21,532            26,735
   Inventories ........................................................           18,282            16,806
   Prepaid expenses and other current assets ..........................            2,537             1,742
   Income taxes refundable ............................................            1,679                 -
   Deferred income taxes ..............................................            2,152             3,494
                                                                               ---------         ---------
         Total current assets .........................................           97,606            96,454

Property, plant and equipment, net ....................................          126,348            97,426
Goodwill ..............................................................            1,373             1,045
Other intangible assets, net ..........................................            1,100             1,562
Deferred income taxes and other assets ................................              620               194
                                                                               ---------         ---------
         Total assets .................................................        $ 227,047         $ 196,681
                                                                               =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................        $  18,656         $  13,557
   Capital lease obligation ...........................................            1,358                 -
   Accrued expenses, income taxes payable and other current
      liabilities......................................................           10,347            12,809
                                                                               ---------         ---------
         Total current liabilities ....................................           30,361            26,366

Long-term debt ........................................................            3,500             3,500
Capital lease obligation ..............................................            9,579                 -
Deferred income taxes .................................................              203               268
Deferred compensation and other long term liabilities .................              429               260
                                                                               ---------         ---------
         Total liabilities ............................................           44,072            30,394

Commitments and contingencies

Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued and outstanding: 24,162,512 shares at March 31, 2002 and
      24,079,997 at September 30, 2001 ................................        $      24         $      24
   Capital in excess of par value of common stock .....................          111,126           107,335
   Retained earnings ..................................................           76,408            60,440
   Accumulated other comprehensive loss ...............................           (4,384)           (1,191)
   Unearned compensation ..............................................             (199)             (321)
                                                                               ---------         ---------
         Total stockholders' equity ...................................          182,975           166,287
                                                                               ---------         ---------

         Total liabilities and stockholders' equity ...................        $ 227,047         $ 196,681
                                                                               =========         =========


   The accompanying notes are an integral part of these financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                                  ---------
                                                                                            2002             2001
                                                                                            ----             ----
Cash flows from operating activities:
   Net Income ....................................................................        $ 15,968         $ 23,823
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..............................................           4,876            3,815
      Noncash compensation expense and non-employee stock options ................             335            1,504
      Provision for inventory writedown ..........................................              28              716
      Provision for doubtful accounts ............................................            (279)             223
      Stock option income tax benefits ...........................................           1,283            4,469
      Deferred income tax (benefit) expense ......................................           1,277             (190)
      Loss on disposal of property, plant and equipment ..........................               9                -
      Other noncash expenses, net ................................................             271                -
   Changes in operating assets and liabilities:
      Accounts receivable ........................................................           4,398           (1,266)
      Inventories ................................................................          (1,585)          (5,499)
      Prepaid expenses and other assets ..........................................          (1,347)             (33)
      Accounts payable, accrued liabilities and other current liabilities ........           3,281              156
      Income taxes payable, deferred compensation and other noncurrent liabilities          (1,692)          (3,975)
                                                                                          --------         --------
Net cash provided by operating activities ........................................          26,823           23,743

Cash flows from investing activities:
   Additions to property, plant and equipment ....................................         (24,808)         (14,805)
   Proceeds from the sale of property, plant and equipment .......................               -                2
                                                                                          --------         --------
Net cash used in investing activities ............................................         (24,808)         (14,803)
                                                                                          --------         --------
Cash flows from financing activities:
   Net proceeds from issuance of stock ...........................................           2,260            7,021
   Principal payments under capital lease obligations ............................            (507)               -
                                                                                          --------         --------
Net cash provided by financing activities ........................................           1,753            7,021
                                                                                          --------         --------
Effect of exchange rate changes on cash ..........................................             (21)              61
                                                                                          --------         --------
Increase in cash .................................................................           3,747           16,022
Cash and cash equivalents at beginning of period .................................          47,677            9,971
                                                                                          --------         --------
Cash and cash equivalents at end of period .......................................        $ 51,424         $ 25,993
                                                                                          ========         ========



   The accompanying notes are an integral part of these financial statements.

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1. BACKGROUND AND BASIS OF PRESENTATION

     We believe we are the leading supplier of high performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices, within a process called chemical mechanical planarization ("CMP"). CMP is a polishing process used by IC device manufacturers to planarize many of the multiple layers of material that are built upon silicon wafers to produce advanced devices.

     In July 1999, Cabot Corporation ("Cabot Corporation") announced its plans to create an independent publicly-traded company, Cabot Microelectronics, comprised of its Microelectronics Materials Division. Cabot Microelectronics, which was incorporated in October 1999, completed its initial public offering in April 2000. On September 29, 2000, Cabot Corporation effected the spin-off ("spin-off"), of Cabot Microelectronics by distributing 0.280473721 shares of Cabot Microelectronics common stock as a dividend on each share of Cabot Corporation common stock outstanding on September 13, 2000.

     During the second fiscal quarter of 2002, we established the following wholly owned subsidiaries: Cabot Microelectronics Global Corporation, Nihon Cabot Microelectronics KK and Cabot Microelectronics Japan KK. The consolidated financial statements include the accounts of Cabot Microelectronics and these subsidiaries and all intercompany transactions and balances between the companies have been eliminated.

     The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of March 31, 2002, cash flows for the six months ended March 31, 2002 and March 31, 2001 and results of operations for the three and six months ended March 31, 2002 and March 31, 2001. The results of operations for the three and six months ended March 31, 2002 may not be indicative of the results to be expected for the fiscal year ending September 30, 2002. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2001. We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries.

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


2. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Share", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                      THREE MONTHS                     SIX MONTHS
                                                                    ENDED MARCH 31,                  ENDED MARCH 31,
                                                                 2002             2001             2002             2001
                                                                 ----             ----             ----             ----
Numerator:
         Earnings available to common shares ...........      $     6,951      $     9,384      $    15,968      $    23,823
                                                              ===========      ===========      ===========      ===========

Denominator:
         Weighted average common shares ................       24,140,345       23,800,442       24,119,171       23,704,593
              (Denominator for basic calculation)

         Weighted average effect of dilutive securities:
              Stock based compensation .................          442,867          527,059          438,576          518,052
                                                              -----------      -----------      -----------      -----------
         Diluted weighted average common shares ........       24,583,212       24,327,501       24,557,747       24,222,645
                                                              ===========      ===========      ===========      ===========
              (Denominator for diluted calculation)

Earnings per share:

         Basic .........................................      $      0.29      $      0.39      $      0.66      $      1.00
                                                              ===========      ===========      ===========      ===========

         Diluted .......................................      $      0.28      $      0.39      $      0.65      $      0.98
                                                              ===========      ===========      ===========      ===========

3. COMPREHENSIVE INCOME

         The components of comprehensive income are as follows:

                                                                     THREE MONTHS                      SIX MONTHS
                                                                    ENDED MARCH 31,                  ENDED MARCH 31,
                                                                  2002            2001             2002             2001
                                                                  ----            ----             ----             ----
Net Income .............................................      $     6,951      $     9,384      $    15,968      $    23,823
Other comprehensive income:
     Net unrealized gain (loss) on derivative
            instruments ................................                8             (646)              14             (806)
     Foreign currency translation adjustment                         (335)          (2,810)          (3,208)          (3,976)
                                                              -----------      -----------      -----------      -----------
Total comprehensive income .............................      $     6,624      $     5,928      $    12,774      $    19,041
                                                              ===========      ===========      ===========      ===========

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4. INVENTORIES

     Inventories consisted of the following:
                                                   MARCH  31,    SEPTEMBER 30,
                                                      2002           2001
                                                      ----           ----

         Raw materials...........................  $    11,084    $    11,981
         Work in process.........................          690             42
         Finished goods..........................        6,508          4,783
                                                   -----------    -----------
         Total...................................  $    18,282    $    16,806
                                                   ===========    ===========


5. CAPITALIZED SOFTWARE

     We have implemented a new global business system to replace Cabot Corporation's duplicated systems, and we have capitalized costs related to this internal use software project in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In the six months ended March 31, 2002, we capitalized internal costs of $317. The associated project was placed in service in the second quarter of fiscal 2002 at a total cost of $4,935, and depreciation expense of $165 was recognized.


6. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

     Accrued expenses, income taxes payable and other current liabilities consisted of the following:

                                                   MARCH  31,     SEPTEMBER 30,
                                                      2002            2001
                                                      ----            ----

         Accrued compensation....................  $     6,285    $     8,220
         Warranty accrual........................        1,003          1,255
         Taxes payable...........................            -            697
         Other...................................        3,059          2,637
                                                   -----------    -----------
         Total...................................  $    10,347    $    12,809
                                                   ===========    ===========


7. LONG-TERM DEBT

     At March 31, 2002 long-term debt was comprised of an unsecured term loan in the amount of $3,500 funded on the basis of the Illinois State Treasurer's Economic Program. This loan is due on April 3, 2005 and incurs interest at an annual rate of 4.68%.

     On July 10, 2001 we entered into a $75,000 unsecured revolving credit and term loan facility with a group of commercial banks. On February 5, 2002, this agreement was amended with no material changes in terms. Under this agreement, which terminates July 10, 2004, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we are currently in compliance with the covenants.

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

     On January 11, 2002 we entered into a CMP tool and polishing consumables transfer agreement with a customer under which we agreed to transfer polishing consumables to them in return for a CMP polishing tool. The aggregate fair market value of the polishing consumables has been treated as a capital lease for accounting purposes and the present value of the polishing consumables resulted in a $1,994 lease obligation and related leased asset. The agreement has approximately a three-year term, which expires in November 2004.


9. LITIGATION SETTLEMENT

     On February 28, 2002, we settled all pending patent infringement litigation involving us and one of our major competitors, Rodel Inc., for a one-time payment to Rodel of $1,000, which we have recorded as expense, and we have no further financial obligation with respect to this matter. The litigation, entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352) and Rodel, Inc. and Rodel Holdings, Inc. v. Cabot Corporation (Civil Action No. 99-256), had related to certain aspects of our slurry business and had been controlled by us, but had been between Rodel and our former parent, Cabot Corporation. Under the settlement, the suits have been fully and permanently dismissed, and neither party admits liability. In addition, Cabot Microelectronics received from Rodel a fully paid-up, royalty free, worldwide license in all patents that were the subject of the two suits and their foreign equivalents.

     In general, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of any litigation arising out of our business with Rodel or other parties. Although the litigation with Rodel is now fully settled, and there are no infringement claims by Rodel or others of which we are aware, it is possible that at some point in the future Rodel or other parties could claim that our technology infringes their intellectual property.


10. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. This statement requires that intangible assets with finite useful lives be amortized and intangible assets with indefinite lives and goodwill no longer be amortized, but instead tested for impairment at least annually. Effective October 1, 2001, we adopted SFAS 141 and SFAS 142 which resulted in the reclassification of a portion of intangible assets regarding workforce in place to goodwill. We determined that the resulting unamortized goodwill balance of $1,326 was not impaired. In accordance with the statement, we ceased amortizing goodwill and will perform impairment tests at least annually. The adoption of these statements for the three months and six months ended March 31, 2002 reduced amortization expense by $89 and $178, respectively. The adoption had no impact on diluted earnings per share, for the three months and six months ended March 31, 2002.

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect the adoption of SFAS 143 to have a significant impact on our consolidated financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting for the Impairment or Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30") for segments of a business to be disposed of. We do not expect the adoption of SFAS 144 to have a significant impact on our consolidated financial position, results of operations or cash flows.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145") which is effective for fiscal years beginning after May 15, 2002. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. We do not expect the standard to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as statements included elsewhere in this Form 10-Q, includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry or general economic prospects or trends, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could", or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations", should be read in conjunction with the financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to product returns, bad debts, inventory valuation, impairments of tangible and intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

     We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or unmarketable inventory. An inventory reserve is maintained based upon a historical percentage of actual inventory written off and for known conditions and circumstances. Should actual product marketability be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required. Also, the purchase cost of one of our key raw materials changes significantly based on the total quantity of in-specification product purchased in a given year. We determine the amount charged to cost of goods sold for this raw material based on the expected average cost over the entire fiscal year using our current full year forecast of purchases.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

REVENUE

     Total revenue was $50.5 million for the three months ended March 31, 2002, which represented a 9.3%, or $5.2 million, decrease from the three months ended March 31, 2001. Of this decrease, $3.9 million was due to a reduction in sales volume and $1.3 million was due to a decrease in weighted average selling prices resulting from a change in product sales mix, weakening of the Japanese Yen and revised pricing arrangements with two non-U.S. customers. Revenue would have been $1.0 million higher had the Japanese Yen average exchange rate for the quarter held constant with the prior year's second fiscal quarter average. Sales volume decreased primarily due to the downturn in the semiconductor industry and weak global economic conditions.

COST OF GOODS SOLD

     Total cost of goods sold was $25.3 million for the three months ended March 31, 2002, which represented a decrease of 2.5% or $0.7 million from the three months ended March 31, 2001. This decrease was primarily due to lower volumes offset partially by higher average costs due to product mix and the absence of $0.6 million of favorable inventory adjustments experienced in the prior year quarter.

     With respect to the key raw materials used to make our products, we expect that the cost of fumed silica used in the manufacture of CMP slurries will continue to increase according to the terms of our existing fumed metal oxide agreement with Cabot Corporation, which provides for a fixed annual increase in the price of silica of 2.0% of the initial price and additional increases if Cabot Corporation's raw material costs increase. Also, in order to meet our needs for fumed alumina given the anticipated growth in sales of fumed alumina based slurries, in December 2001, we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to its fumed alumina terms. Under this fumed alumina supply agreement, Cabot Corporation has expanded its capacity for the manufacture of fumed alumina and we have the first right to all this capacity. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if they produce more than a certain amount that meets our specifications per year. The terms of this agreement, along with those contained in the amendment to the fumed metal oxide agreement, were retroactive to October 2001 and our average cost per pound for alumina is higher than paid previously under the original fumed metal oxide agreement. Had we paid this higher average cost per pound for all fumed alumina purchased in the second quarter of fiscal 2001, cost of goods sold in that quarter would have increased by approximately $0.3 million. Our need for additional quantities of fumed metal oxides in the future will require that we enter into new supply arrangements that could result in costs which are higher than those in existing agreements.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 50.0% for the three months ended March 31, 2002 as compared to 53.5% for the three months ended March 31, 2001. The decrease in gross profit resulted primarily from the revised pricing agreements with two non-U.S. customers, an unfavorable change in product sales mix, and higher average costs partially due to the absence of $0.6 million of favorable inventory adjustments experienced in the prior year quarter.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $6.4 million in the three months ended March 31, 2002, which represented a decrease of 5.5%, or $0.4 million, from the three months ended March 31, 2001. The majority of this decrease was due to lower consumable supplies related to the suspension of polishing during the relocation to the new R&D facility. Key activities during the three months ended March 31, 2002 involved the continued development of new and enhanced slurry products including products for copper applications, new CMP polishing pad technology and advanced particle technology.

     We continue to invest in our research and development capabilities and expect costs to rise as we add additional personnel and complete construction of our new research and development facility in Aurora, Illinois. This facility was substantially completed in April 2002, and features a state-of-the-art Class 1 clean room and advanced equipment for slurry and pad product development. The total cost of this facility and equipment is approximately $36 million of which approximately $28 million is expected to be spent in fiscal year 2002. We believe this investment will provide us with leading edge polishing and metrology capabilities to support the most advanced and challenging customer technology requirements.

SELLING AND MARKETING

     Selling and marketing expenses were $2.4 million in the three months ended March 31, 2002, which represented an increase of 5.4%, or $0.1 million, from the three months ended March 31, 2001. The increase was primarily due to increased staffing which was partially offset by a reduction in discretionary spending.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $5.4 million in the three months ended March 31, 2002, which represented a decrease of 16.8%, or $1.1 million, from the three months ended March 31, 2001. The decrease resulted primarily due to a net decrease in non-cash charges related to modifications of stock option agreements of $0.7 million and reduced relocation and recruiting costs of $0.3 million.

LITIGATION SETTLEMENT

     During the second fiscal quarter of 2002, we settled all pending patent infringement litigation with Rodel, which resulted in a one-time payment of $1.0 million. Under the settlement agreement, we received a fully paid-up, worldwide royalty-free license to all technology that was the subject of the litigation and their foreign equivalents, and we have no further financial obligation with respect to this matter.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.1 million in the three months ended March 31, 2002 compared to $0.2 million for the three months ended March 31, 2001. The reduction of approximately $0.1 million occurred as we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2001, which required the amortization of goodwill to be discontinued and that goodwill be instead tested for impairment at least annually. Amortization expense in fiscal 2002 is expected to decrease by approximately $0.4 million due to the discontinuation of goodwill amortization.

OTHER INCOME (EXPENSE)

     Other expense was $0.2 million for the three months ended March 31, 2002, compared to other income of $0.2 million, from the three months ended March 31, 2001. Other expense increased primarily due to interest expense of $0.2 million from capital leases entered into during the current fiscal year and lower interest income than was received in the prior year.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 29.2% for the three months ended March 31, 2002 and 34.3% for the three months ended March 31, 2001. The decrease in the effective tax rate was mainly driven by the increased impact of research and experimentation credits in relation to a lower taxable income base.

NET INCOME

     Net income was $7.0 million for the three months ended March 31, 2002, which represented a decrease of 25.9%, or $2.4 million, from the three months ended March 31, 2001 as a result of the factors discussed above.


SIX MONTHS ENDED MARCH 31, 2002 VERSUS SIX MONTHS ENDED MARCH 31, 2001

REVENUE

     Total revenue was $101.5 million for the six months ended March 31, 2002, which represented an 18.3%, or $22.8 million, decrease from the six months ended March 31, 2001. The revenue decrease was primarily due to an 18% decrease in volume. Revenue would have been $1.9 million higher had the Japanese Yen average exchange rate for the six month period held constant with the prior year's six month average. Compared to the prior year period, which includes record-breaking revenue experienced in the first quarter of fiscal 2001, revenue decreased primarily due to the downturn in the semiconductor industry and weak global economic conditions.

COST OF GOODS SOLD

     Total cost of goods sold was $49.0 million for the six months ended March 31, 2002, which represented a decrease of 16.2% or $9.5 million from the six months ended March 31, 2001. This decrease was primarily due to lower sales volume, which was partially offset by $0.9 million of higher costs. Had the fumed alumina supply agreement with Cabot Corporation, which was entered into in December 2001, been in effect during the six months ended March 31, 2001, cost of goods sold for that period would have increased by approximately $0.6 million.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 51.7% for the six months ended March 31, 2002 as compared to 53.0% for the six months ended March 31, 2001. The decrease in gross profit resulted primarily due to revised pricing agreements with two non-U.S. customers, lower volume sold and an unfavorable change in product sales mix.

RESEARCH AND DEVELOPMENT

     Research and development expenses of $13.4 million in the six months ended March 31, 2002 were essentially flat with the six months ended March 31, 2001. Increases in staffing of $1.1 million were offset by reductions in discretionary spending and a net decrease in operating equipment and consumable supplies related to the suspension of polishing during the relocation to the new R&D facility. Key activities during the six months ended March 31, 2002 involved the continued development of new and enhanced slurry products, new CMP polishing pad technology and advanced particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $4.7 million in the six months ended March 31, 2002, which represented an increase of 4.6%, or $0.2 million, from the six months ended March 31, 2001. The increase was primarily due to increased staffing which was partially offset by a reduction in discretionary spending.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $9.3 million in the six months ended March 31, 2002, which represented a decrease of 20.2%, or $2.4 million, from the six months ended March 31, 2001. The decrease resulted primarily due to the absence of costs associated with an executive leaving the business of $0.7, a net decrease in non-cash charges related to modifications of stock option agreements of $0.7 million, reduced relocation and recruiting costs of $0.5 million and a net decrease in the allowance for doubtful accounts of $0.5 million.

LITIGATION SETTLEMENT

     During the second fiscal quarter of 2002, we settled all pending patent infringement litigation with Rodel, which resulted in a one-time payment of $1.0 million. Under the settlement agreement, we received a fully paid-up, worldwide royalty-free license to all technology that was the subject of the litigation and their foreign equivalents, and we have no further financial obligation with respect to this matter.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.2 million in the six months ended March 31, 2002 compared to $0.4 million for the six months ended March 31, 2001. The reduction of approximately $0.2 million occurred as we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2001, which required the amortization of goodwill to be discontinued and that goodwill be instead tested for impairment at least annually. Amortization expense in fiscal 2002 is expected to decrease by approximately $0.4 million due to the discontinuation of goodwill amortization.

OTHER INCOME (EXPENSE)

     Other expense was $0.5 million for the six months ended March 31, 2002, compared to other income of $0.7 million, for the six months ended March 31, 2001. Other expense increased primarily due to $0.4 million of interest expense from capital leases entered into during the current fiscal year and a payment of $0.3 million to Cabot Corporation to reimburse them for certain capital improvements made to equipment used to supply us with material. These capital improvements are no longer in service. Also, other expense increased by the absence of foreign exchange gains experienced in the prior year of $0.3 million and lower interest income than was received in the prior year.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 32.0% in the six months ended March 31, 2002 and 35.0% for the six months ended March 31, 2001. The decrease in the effective tax rate was mainly driven by the increased impact of research and experimentation credits in relation to a lower taxable income base.

NET INCOME

     Net income was $16.0 million in the six months ended March 31, 2002, which represented an decrease of 33.0%, or $7.9 million, from the six months ended March 31, 2001 as a result of the factors discussed above.


                         LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $26.8 million in the six months ended March 31, 2002 and $23.7 million in the six months ended March 31, 2001. Our cash provided by operating activities for the six months ended March 31, 2002 originated from net income from operations of $16.0 million, non-cash items of $7.8 million and a net decrease in working capital of $3.0 million primarily from a decrease in customer receivables and an increase in accounts payables. Receivables decreased as a result of lower revenue and accounts payable increased primarily from the timing of payments related to our new research and development facility. Our principal funding requirements have been for additions to property, plant and equipment that support the expansion of our business and technological capability.

     In the six months ended March 31, 2002, capital spending was $24.8 million, primarily due to the construction of our new research and development facility in Aurora, Illinois, which was substantially completed this quarter and equipping the facility with additional polishing tools. We also purchased additional production-related equipment to be used in Aurora, Illinois and invested in the development and implementation of our stand-alone business information systems. Full fiscal year 2002 capital spending is anticipated to be approximately $42.0 million. In the six months ended March 31, 2001, capital spending was $14.8 million, primarily due to the expansion of our Geino, Japan manufacturing facility and the purchase of research and development equipment in Aurora, Illinois.

     Cash flows from financing activities were $1.8 million in the six months ended March 31, 2002 and $7.0 million in the six months ended March 31, 2001. Cash provided from financing activities for the six months ended March 31, 2002 resulted from the issuance of common stock for the exercise of stock options and the Employee Stock Purchase Plan. These were partially offset by $0.5 million in principal payments under capital lease obligations. Cash provided in the year ago period resulted from the issuance of common stock for the exercise of stock options and the Employee Stock Purchase Plan.

     At March 31, 2002 debt was comprised of an unsecured term loan in the amount of $3.5 million funded on the basis of the Illinois State Treasurer's Economic Program. The interest rate is 4.68% and the loan is due April 3, 2005. On July 10, 2001, we entered into a $75.0 million unsecured revolving credit and term loan facility with a group of commercial banks which terminates on July 10, 2004. On February 5, 2002, this agreement was amended with no material changes in terms. Under this agreement, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement contains various covenants. No amounts are currently outstanding under the credit facility and we are currently in compliance with the covenants.

     On December 12, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation. Under this agreement, Cabot Corporation expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina. Payments by us for capital costs for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments of approximately $0.3 million resulted in a $9.8 million lease obligation and related leased asset. The agreement has an overall ten year term, which expires in 2011, but we can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after five years. Capital lease payments to Cabot Corporation commenced in the second quarter of fiscal 2002.

     On January 11, 2002 we entered into a CMP tool and polishing consumables transfer agreement with a customer under which we agreed to transfer polishing consumables to them in return for a CMP polishing tool. The aggregate fair market value of the polishing consumables has been treated as a capital lease and the present value of the polishing consumables resulted in a $2.0 million lease obligation and related leased asset. The agreement has approximately a three-year term, which expires in November 2004.

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


DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     At March 31, 2002 and 2001, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

     In addition to our long-term debt and capital lease obligations previously discussed, we lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years and may be renewed by us. We also have a long-term agreement with a supplier to purchase materials for a product line under development. As of March 31, 2002, we are obligated to purchase, subject to the supplier's ability to deliver, $3.9 million of materials over the remaining term of the agreement, which expires in June, 2005, and to reimburse the supplier for all approved research and development costs related to the materials. The supplier will repay these research and development reimbursements when our material purchases from them reach certain agreed-upon levels. Additionally, we have an agreement with Davies Imperial Coatings, Inc. ("Davies") pursuant to which Davies will perform certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the Davies dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party.

     At March 31, 2002, we have total contractual cash obligations (which include long-term debt, capital and operating lease obligations, and the aforementioned unconditional purchase and other long-term obligations) of $19.9 million, of which $2.6 million is due within one year. Total cash obligations due between one and three years, four and five years, and beyond five years are $11.2 million, $2.1 million and $4.0 million, respectively.

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

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. Our five largest customers accounted for approximately 59% and 57% of our revenue for the six months ended March 31, 2002 and 2001, respectively.


DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY A FURTHER DECLINE IN WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

      Our business is affected by current economic and industry trends and it is extremely difficult to predict sales of our products given uncertainties in these factors. As occurred during fiscal 2001 and the first fiscal quarter of 2002, the ongoing global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories, affected our quarterly revenue trends. Further declines in current economic and industry conditions could adversely affect our business.


IF FUTURE INTELLECTUAL PROPERTY LAWSUITS RELATING TO OUR BUSINESS ARE BROUGHT AGAINST US, AND WE LOSE THEM, WE COULD BE LIABLE FOR SIGNIFICANT DAMAGES AND LEGAL EXPENSES AND COULD BE ENJOINED FROM MANUFACTURING OUR SLURRY PRODUCTS

      Although we now have no existing intellectual property litigation against us, we may be subject to future infringement claims with respect to our products and processes. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose any future infringement claims we could be subject to injunctions, damages and/or royalty or licensing agreements. Royalty or licensing agreements, if required as a result of any pending or future claims, may not be available to us on acceptable terms or at all. Moreover, from time to time we agree to indemnify certain of our customers for losses the customers may incur as a result of intellectual property claims brought against them arising out of their purchase or use of our products.


ANY PROBLEM OR INTERRUPTION IN OUR SUPPLY FROM CABOT CORPORATION OF FUMED METAL OXIDES, OUR MOST IMPORTANT RAW MATERIALS, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

     Fumed metal oxides, both fumed silica and fumed alumina, are the primary raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides. We entered into a fumed metal oxide agreement with Cabot Corporation, which became effective upon completion of our initial public offering in April, 2000, and under which, according to certain terms and conditions, including those in a fumed alumina supply agreement with Cabot Corporation that we entered into in December 2001, Cabot Corporation continues to be our exclusive supplier of certain fumed metal oxides for our slurry products produced as of the date of the initial public offering with respect to fumed silica and as of the effective date of the new fumed alumina supply agreement with respect to certain amounts of fumed alumina. We have been purchasing fumed alumina from Cabot Corporation under the fumed metal oxide agreement. In order to meet our anticipated needs for fumed alumina, in December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to fumed alumina. Under the fumed alumina supply agreement, Cabot Corporation has expanded its capacity for the manufacture of fumed alumina to which we have first right to all capacity from the expansion and under the amended fumed metal oxide agreement we now have first right, subject to certain terms and conditions, to the capacity from that facility. We face the risk of significant increases in the price of fumed metal oxides as Cabot Corporation's cost of production increases. It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation is unable to supply us with sufficient quantities of fumed metal oxides which meet the quality required by our customers' supply needs and technical specifications, or encounters supply problems, including but not limited to any related to quality, functionality of equipment, natural disasters, work stoppages or raw material availability. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation, may adversely affect us as well.

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

     We have also specifically engineered our slurry chemistries with the fumed metal oxides currently used in the production of our CMP products. A change in the fumed metal oxides we use to make our slurry products could require us to modify our products. This modification may involve a significant amount of time and cost to complete and therefore could have an adverse effect on our business and sales.


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


BECAUSE WE HAVE LIMITED EXPERIENCE IN MANUFACTURING AND SELLING CMP POLISHING PADS, EXPANSION OF OUR BUSINESS INTO THIS AREA MAY NOT BE SUCCESSFUL

     An element of our strategy is to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including manufacturing CMP polishing pads. We have had limited experience in developing and marketing these products which involve technologies and production processes that are relatively new to us. We or the suppliers of the raw materials that we use to make our polishing pads may not be able to solve any technological or production problems that we or they may encounter. In addition, if we or these suppliers are unable to keep pace with technological or other developments in the design and production of polishing pads, we will probably not be competitive in the polishing pad market. In addition, our competitors may have or obtain intellectual property rights which may restrict our ability to market our existing products and/or to innovate and develop new products. For these reasons, the expansion of our business into CMP polishing pads may not be successful.

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


WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. For fiscal 2001, approximately 62% of our revenue was generated by sales to customers outside the United States. For the six months ended March 31, 2002, approximately 65% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in foreign countries. These risks include, but are not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights.


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


RISKS RELATING TO OUR SEPARATION FROM CABOT CORPORATION

CERTAIN OF OUR DIRECTORS OR EXECUTIVE OFFICERS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ALSO OWN CABOT CORPORATION STOCK

     Three former members of our board of directors were directors and/or executive officers of Cabot Corporation during their term of service on our board. One former director resigned from our board in July 2001, one did not stand for reelection and his term of service expired at our annual meeting held in March, 2002, and one resigned in April, 2002. During their term on our board, these former directors had obligations to both companies and may have had conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both us and Cabot Corporation, as well as related party transactions and agreements between us and Cabot Corporation such as our fumed metal oxide, fumed alumina supply, and dispersion services agreements. In addition, some of our executive officers own Cabot Corporation stock that they acquired as employees of Cabot Corporation, and some directors own Cabot Corporation stock that they acquired independently. This ownership could create, or appear to create, potential conflicts of interest when these directors and officers are faced with decisions that could have different implications for our company and Cabot Corporation.

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

     Our certificate of incorporation, our bylaws, our rights plan and various provisions of the Delaware General Corporation Law may make it more difficult to effect a change in control of our company. Our certificate of incorporation, our by-laws, our rights plan and the various provisions of Delaware General Corporation Law may adversely affect the price of our common stock, discourage third parties from making a bid for our company or reduce any premiums paid to our stockholders for their common stock. For example, our amended certificate of incorporation authorizes our board of directors to issue up to 20 million shares of blank check preferred stock and to attach special rights and preferences to this preferred stock. The issuance of this preferred stock may make it more difficult for a third party to acquire control of us. Also our amended certificate of incorporation provides for the division of our board of directors into three classes as nearly equal in size as possible with staggered three-year terms. This classification of our board of directors could have the effect of making it more difficult for a third party to acquire our company, or of discouraging a third party from acquiring control of our company. In addition, the rights issued to our stockholders under our rights plan may make it more difficult or expensive for another person or entity to acquire control of us without the consent of our board of directors.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

      We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies which we have exposure to are the Japanese Yen and, to a lesser extent, the British Pound. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. Approximately 15% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts for speculative or trading purposes.


MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of March 31, 2002, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at March 31, 2002 was not material.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Legal proceedings are discussed in "Footnote 9. - Litigation Settlement", under PART I, Item 1 - Notes to Financial Statements and such discussion is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of Cabot Microelectronics held on March 12, 2002, the following proposals were adopted:

Proposal I - Election of Directors

                       Number of Votes For Election     Number of Votes Withheld
                       ----------------------------     ------------------------

Ronald L. Skates                21,340,242                      138,970
Steven V. Wilkinson             21,333,719                      145,493


Proposal II - Ratification of the selection of PricewaterhouseCoopers LLP as the company's independent auditors for fiscal 2002

     A proposal to ratify the selection of PricewaterhouseCoopers LLP as the company's independent auditors for fiscal 2002 was approved with 20,869,354 shares cast for, 592,798 shares cast against, and 17,060 shares abstaining.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                     EXHIBIT
                     NUMBER      DESCRIPTION
                     ------      -----------

                      10.15 Amendment to Cabot Microelectronics Corporation Employee Stock Purchase Plan*
                      10.22 Amendment to Cabot Microelectronics Corporation 401(k) Plan*
                      10.29 First Amendment to Credit Agreement among Cabot Microelectronics Corporation, Various Financial Institutions and LaSalle Bank National Association, as Administrative Agent, and National City Bank of Michigan/Illinois, as Syndication Agent.
                      10.33 Adoption Agreement, as amended, of Cabot Microelectronics Corporation Supplemental
                                 Employee Retirement Plan*

                                 * Management contract, or compensatory plan or
                                   arrangement.

         (b)   Reports on Form 8-K

             In a report dated February 28, 2002, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on February 28, 2002 Cabot Microelectronics announced the settlement of all pending patent infringement litigation involving Cabot Microelectronics and Rodel, Inc. The litigation related to certain aspects of Cabot Microelectronics' business and had been controlled by Cabot Microelectronics, but had been between Rodel and Cabot Microelectronics' former parent, Cabot Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CABOT MICROELECTRONICS CORPORATION


Date: May 13, 2002                  /s/ MARTIN M. ELLEN
                                    --------------------------------------------
                                    Martin M. Ellen
                                    Vice President and Chief Financial Officer
                                    [Principal Financial Officer]


Date: May 13, 2002                  /s/ DANIEL S. WOBBY
                                    --------------------------------------------
                                    Daniel S. Wobby
                                    Corporate Controller
                                    [Principal Accounting Officer]