Form 10-Q/A
period 2001-12-31
CABOT MICROELECTRONICS CORP
filed 2002-08-08
CIK 1102934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

                        YES      X       NO
                            -----------    -------------

As of January 31, 2002 the Company had 24,156,067 shares of Common Stock, par value $0.001 per share, outstanding.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 To secure the Commission's grant of our application for confidential treatment of our Fumed Alumina Supply Agreement with Cabot Corporation, we hereby amend Item 6 of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001, as filed on February 12, 2002. Item 6 of
                 Part II has been amended only for the purpose of filing amended
                 Exhibit 10.32 to the report. To secure the Commission's grant of our application for confidential treatment of our Fumed Alumina Supply Agreement with Cabot Corporation, we amended
                 Exhibit 10.32 to disclose certain previously redacted portions of that agreement. Exhibit 10.32 is being refiled in its entirety.


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

                                    CABOT MICROELECTRONICS CORPORATION


Date: August 8, 2002                /s/ MARTIN M. ELLEN
                                    -------------------------------------------
                                    Martin M. Ellen
                                    Vice President and Chief Financial Officer
                                    [Principal Financial Officer]


Date: August 8, 2002                /s/ DANIEL S. WOBBY
                                    -------------------------------------------
                                    Daniel S. Wobby
                                    Corporate Controller
                                    [Principal Accounting Officer]