Form 10-Q
period 2002-06-30
CABOT MICROELECTRONICS CORP
filed 2002-08-13
CIK 1102934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2002

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

As of July 31, 2002 the Company had 24,243,530 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
         Item 1.     Financial Statements

                     Consolidated Statements of Income
                         Three and Nine Months Ended June 30, 2002 and 2001..  3

                     Consolidated Balance Sheets
                         June 30, 2002 and September 30, 2001................  4

                     Consolidated Statements of Cash Flows
                         Nine Months Ended June 30, 2002 and 2001............  5

                     Notes to Financial Statements...........................  6

         Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................. 10

         Item 3.     Quantitative and Qualitative Disclosures About
                     Market Risk............................................. 23

PART II. OTHER INFORMATION

         Item 1.     Legal Proceedings....................................... 23

         Item 5.     Other Information....................................... 23

         Item 6.     Exhibits and Reports on Form 8-K........................ 24

PART I. FINANCIAL INFORMATION
ITEM 1.


CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS         NINE MONTHS
                                                      ENDED JUNE 30,       ENDED JUNE 30,
                                                      2002       2001       2002      2001
                                                      ----       ----       ----      ----

Revenue .........................................   $ 68,377   $ 51,470   $169,901   $175,781

Cost of goods sold ..............................     32,113     24,628     81,121     83,114
                                                    --------   --------   --------   --------

         Gross profit ...........................     36,264     26,842     88,780     92,667

Operating expenses:
   Research and development .....................     10,190      6,165     23,566     19,508
   Selling and marketing ........................      2,470      1,947      7,198      6,465
   General and administrative ...................      4,260      5,316     13,541     16,948
   Litigation settlement ........................          -          -      1,000          -
   Amortization of goodwill and other intangibles         90        180        271        539
                                                    --------   --------   --------   --------
      Total operating expenses ..................     17,010     13,608     45,576     43,460
                                                    --------   --------   --------   --------

Operating income ................................     19,254     13,234     43,204     49,207

Other income, net ...............................      1,160        166        692        841
                                                    --------   --------   --------   --------
Income before income taxes ......................     20,414     13,400     43,896     50,048
Provision for income taxes ......................      7,147      4,544     14,661     17,369
                                                    --------   --------   --------   --------

      Net income ................................   $ 13,267   $  8,856   $ 29,235   $ 32,679
                                                    ========   ========   ========   ========

Basic earnings per share ........................   $   0.55   $   0.37   $   1.21   $   1.37
                                                    ========   ========   ========   ========

Weighted average basic shares outstanding .......     24,193     23,975     24,140     23,774
                                                    ========   ========   ========   ========

Diluted earnings per share ......................   $   0.54   $   0.36   $   1.19   $   1.35
                                                    ========   ========   ========   ========

Weighted average diluted shares outstanding .....     24,521     24,450     24,565     24,285
                                                    ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           JUNE 30,   SEPTEMBER 30,
                                                                            2002         2001
                                                                            ----         ----
                                     ASSETS
Current assets:
   Cash and cash equivalents ..........................................   $  59,622    $  47,677
   Accounts receivable, less allowance for doubtful
      accounts of $691 at June 30, 2002
      and $1,014 at September 30, 2001 ................................      28,214       26,735
   Inventories ........................................................      18,620       16,806
   Prepaid expenses and other current assets ..........................       2,468        1,742
   Deferred income taxes ..............................................       2,767        3,494
                                                                          ---------    ---------
         Total current assets .........................................     111,691       96,454

Property, plant and equipment, net ....................................     133,187       97,426
Goodwill ..............................................................       1,373        1,045
Other intangible assets, net ..........................................       1,010        1,562
Other assets ..........................................................         617          194
                                                                          ---------    ---------
         Total assets .................................................   $ 247,878    $ 196,681
                                                                          =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................   $  14,167    $  13,557
   Capital lease obligations ..........................................       1,558            -
   Accrued expenses, income taxes payable and other current liabilities      17,442       12,809
                                                                          ---------    ---------
         Total current liabilities ....................................      33,167       26,366

Long-term debt ........................................................       3,500        3,500
Capital lease obligations .............................................       9,225            -
Deferred income taxes .................................................         712          268
Deferred compensation and other long term liabilities .................         400          260
                                                                          ---------    ---------
         Total liabilities ............................................      47,004       30,394

Commitments and contingencies

Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued and outstanding: 24,208,712 shares at June 30, 2002 and
      24,079,997 shares at September 30, 2001 .........................   $      24    $      24
   Capital in excess of par value of common stock .....................     112,747      107,335
   Retained earnings ..................................................      89,675       60,440
   Accumulated other comprehensive loss ...............................      (1,439)      (1,191)
   Unearned compensation ..............................................        (133)        (321)
                                                                          ---------    ---------
         Total stockholders' equity ...................................     200,874      166,287
                                                                          ---------    ---------

         Total liabilities and stockholders' equity ...................   $ 247,878    $ 196,681
                                                                          =========    =========

   The accompanying notes are an integral part of these financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND IN THOUSANDS)


                                                                                       NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                       2002        2001
                                                                                       ----        ----
Cash flows from operating activities:
   Net Income ....................................................................   $ 29,235    $ 32,679
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..............................................      8,202       5,705
      Noncash compensation expense and non-employee stock option expense .........        407       1,738
      Provision for inventory writedown ..........................................        596       1,016
      Provision for doubtful accounts ............................................       (133)        480
      Stock option income tax benefits ...........................................      1,873       5,549
      Deferred income tax expense ................................................      1,171         379
      Unrealized foreign exchange gain ...........................................     (1,906)          -
      Loss on disposal of property, plant and equipment ..........................         47          15
      Other noncash expenses, net ................................................        129           -
   Changes in operating assets and liabilities:
      Accounts receivable ........................................................     (1,172)     (1,219)
      Inventories ................................................................     (1,235)     (7,006)
      Prepaid expenses and other assets ..........................................     (1,153)      1,616
      Accounts payable, accrued liabilities and other current liabilities ........      2,277       2,262
      Income taxes payable, deferred compensation and other noncurrent liabilities      2,787      (2,155)
                                                                                     --------    --------
Net cash provided by operating activities ........................................     41,125      41,059

Cash flows from investing activities:
   Additions to property, plant and equipment ....................................    (31,885)    (25,460)
   Proceeds from the sale of property, plant and equipment .......................          -           2
                                                                                     --------    --------
Net cash used in investing activities ............................................    (31,885)    (25,458)
                                                                                     --------    --------

Cash flows from financing activities:
   Net proceeds from issuance of stock ...........................................      3,325       8,470
   Principal payments under capital lease obligations ............................       (681)          -
                                                                                     --------    --------
Net cash provided by financing activities ........................................      2,644       8,470
                                                                                     --------    --------

Effect of exchange rate changes on cash ..........................................         61        (139)
                                                                                     --------    --------
Increase in cash .................................................................     11,945      23,932
Cash and cash equivalents at beginning of period .................................     47,677       9,971
                                                                                     --------    --------
Cash and cash equivalents at end of period .......................................   $ 59,622    $ 33,903
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

     In July 1999, Cabot Corporation ("Cabot Corporation") announced its plans to create an independent publicly-traded company, Cabot Microelectronics, comprised of its Microelectronics Materials Division. Cabot Microelectronics, which was incorporated in October 1999, completed its initial public offering in April 2000. On September 29, 2000, Cabot Corporation effected the spin-off of its remaining ownership ("spin-off"), in Cabot Microelectronics by distributing
0.280473721 shares of Cabot Microelectronics common stock as a dividend on each share of Cabot Corporation common stock outstanding on September 13, 2000.

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

     The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of June 30, 2002, cash flows for the nine months ended June 30, 2002 and June 30, 2001 and results of operations for the three and nine months ended June 30, 2002 and June 30, 2001. The results of operations for the three and nine months ended June 30, 2002 may not be indicative of the results to be expected for the fiscal year ending September 30, 2002. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2001. We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries.

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


2. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Share", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                  THREE MONTHS                NINE MONTHS
                                                                 ENDED  JUNE 30,              ENDED JUNE 30,
                                                               2002          2001          2002           2001
                                                               ----          ----          ----           ----
Numerator:
         Earnings available to common shares ...........   $     13,267   $     8,856   $    29,235   $    32,679
                                                           ============   ===========   ===========   ===========

Denominator:
         Weighted average common shares ................     24,193,188    23,975,142    24,139,852    23,774,283
              (Denominator for basic calculation)

         Weighted average effect of dilutive securities:
              Stock based compensation .................        327,430       475,011       425,290       510,293
                                                           ------------   -----------   -----------   -----------
         Diluted weighted average common shares ........     24,520,618    24,450,153    24,565,142    24,284,576
                                                           ============   ===========   ===========   ===========
              (Denominator for diluted calculation)

Earnings per share:

         Basic .........................................   $     0.55     $      0.37   $     1.21    $      1.37
                                                           ============   ===========   ===========   ===========

         Diluted .......................................   $     0.54     $      0.36   $     1.19    $      1.35
                                                           ============   ===========   ===========   ===========


3. COMPREHENSIVE INCOME

         The components of comprehensive income are as follows:

                                                                      THREE MONTHS                    NINE MONTHS
                                                                     ENDED  JUNE 30,                ENDED JUNE 30,
                                                                      2002           2001         2002            2001
                                                                      ----           ----         ----            ----
         Net Income.......................................    $     13,267      $     8,856   $    29,235     $   32,679
         Other comprehensive income:
              Net unrealized gain (loss) on derivative
                     instruments .........................               9                7            23           (799)
              Foreign currency translation adjustment.....           2,937              293          (271)        (3,683)
                                                              ------------      -----------   -----------     -----------
         Total comprehensive income.......................    $     16,213      $     9,156   $    28,987     $   28,197
                                                              ============      ===========   ===========     ==========

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4. INVENTORIES

     Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market and consist of the following:

                                                     JUNE 30,    SEPTEMBER 30,
                                                      2002           2001
                                                      ----           ----

         Raw materials...........................  $    10,991    $    11,981
         Work in process.........................        1,521             42
         Finished goods..........................        6,108          4,783
                                                   -----------    -----------
         Total...................................  $    18,620    $    16,806
                                                   ===========    ===========


5. CAPITALIZED SOFTWARE

     We have implemented a new global business information system that replaced Cabot Corporation's systems, and we have capitalized costs related to this internal use software project in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This system was placed in service in the second quarter of fiscal 2002 at a cost of $4,935 and we capitalized an additional $317 related to the final phase of the software implementation in the third quarter of fiscal 2002. Depreciation expense of $273 and $438 was recognized for the three months and nine months ended June 30, 2002, respectively.


6. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

     Accrued expenses, income taxes payable and other current liabilities consisted of the following:

                                                     JUNE 30,   SEPTEMBER 30,
                                                      2002          2001
                                                      ----          ----

         Accrued compensation....................  $   7,695     $  8,220
         Warranty accrual........................      1,226        1,255
         Accrued capital expenditures............      1,183           54
         Accrued raw materials ..................        653          609
         Taxes payable...........................      4,282          697
         Other...................................      2,403        1,974
                                                   ---------     --------
         Total...................................  $  17,442     $ 12,809
                                                   =========      =======


7. LONG-TERM DEBT

     At June 30, 2002 long-term debt was comprised of an unsecured term loan in the amount of $3,500 funded on the basis of the Illinois State Treasurer's Economic Program. This loan is due on April 3, 2005 and incurs interest at an annual rate of 4.68%.

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


8. CAPITAL LEASE OBLIGATIONS

     On December 12, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation under which we agreed to pay Cabot Corporation for the expansion of a fumed alumina manufacturing facility in Tuscola, Illinois. The payments for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments resulted in a $9,776 lease obligation and related leased asset. The agreement has an initial five year term, which expires in 2006, but we can choose to renew the agreement for another five year term, which expires in 2011. We also can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five year term.

     On January 11, 2002 we entered into a CMP tool and polishing consumables transfer agreement with a third party under which we agreed to transfer polishing consumables to them in return for a CMP polishing tool. The aggregate fair market value of the polishing consumables has been treated as a capital lease for accounting purposes and resulted in a $1,994 lease obligation and related leased asset. The agreement has approximately a three-year term, which expires in November 2004.


9. LITIGATION SETTLEMENT

     On February 28, 2002, we settled all pending patent infringement litigation involving us and one of our major competitors, Rodel Inc., for a one-time payment to Rodel of $1,000, which we recorded as expense in the second fiscal quarter, and we have no further financial obligation with respect to this matter. The litigation, entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352) and Rodel, Inc. and Rodel Holdings, Inc. v. Cabot Corporation (Civil Action No. 99-256), had related to certain aspects of our slurry business and had been controlled by us, but had been between Rodel and our former parent, Cabot Corporation. Under the settlement, the suits were fully and permanently dismissed, and neither party admits liability. In addition, Cabot Microelectronics received from Rodel a fully paid-up, royalty free, worldwide license in all patents that were the subject of the two suits and their foreign equivalents.


10. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. This statement requires that intangible assets with finite useful lives be amortized and intangible assets with indefinite lives and goodwill no longer be amortized, but instead tested for impairment at least annually. Effective October 1, 2001, we adopted SFAS 141 and SFAS 142 which resulted in the reclassification of a portion of intangible assets regarding workforce in place to goodwill. We determined that the resulting unamortized goodwill balance of $1,326 was not impaired. In accordance with the statement, we ceased amortizing goodwill and perform impairment tests at least annually. The adoption of these statements for the three months and nine months ended June 30, 2002 reduced amortization expense by $90 and $268, respectively.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which supercedes Emerging Issues Task Force Issue No. 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption will have no impact on our historical financial position or results of operations.


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to product returns, bad debts, inventory valuation, impairments of tangible and intangible assets, income taxes, warranty obligations, other accruals, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

     We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or unmarketable inventory. An inventory reserve is maintained based upon a historical percentage of actual inventory written off and for known conditions and circumstances. Should actual product marketability be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required. Also, the purchase cost of one of our key raw materials from one supplier changes significantly based on the total quantity of in-specification product purchased in a given year. We determine inventory valuation and the amount charged to cost of goods sold for this raw material from this supplier based on the expected average cost over the entire fiscal year using our current full year forecast of purchases of this raw material from this supplier.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 VERSUS THREE MONTHS ENDED JUNE 30, 2001

REVENUE

     Total revenue was $68.4 million for the three months ended June 30, 2002, which represented a 32.8%, or $16.9 million, increase from the three months ended June 30, 2001. Of this increase, $16.3 million was due to an increase in sales volume and $0.6 million was due to an increase in weighted average selling prices resulting from a change in product sales mix. Revenue related to copper products increased 148.2% over that reported in the year ago quarter. Revenue would have been $0.4 million higher had the Japanese Yen average exchange rate for the quarter held constant with the prior year's third fiscal quarter average.

COST OF GOODS SOLD

     Total cost of goods sold was $32.1 million for the three months ended June 30, 2002, which represented an increase of 30.4% or $7.5 million from the three months ended June 30, 2001. This increase was primarily due to higher volumes offset partially by the effects of product sales mix.

     With respect to the key raw materials used to make our products, we expect that the cost of fumed silica we purchase from Cabot Corporation used in the manufacture of CMP slurries will continue to increase according to the terms of our existing fumed metal oxide agreement with Cabot Corporation, which provides for a fixed annual increase in the price of silica of 2.0% of the initial price and additional increases if Cabot Corporation's raw material costs increase. Also, in order to meet certain of our needs for fumed alumina given the anticipated growth in sales of fumed alumina based slurries, in December 2001, we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to its fumed alumina terms. Under this fumed alumina supply agreement, Cabot Corporation expanded its capacity for the manufacture of fumed alumina and we have the first right to all this capacity. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if they produce more than a certain amount that meets our specifications per year. The terms of this agreement, along with those contained in the amendment to the fumed metal oxide agreement, were retroactive to October 2001 and our average cost per pound for alumina from Cabot Corporation is higher than paid previously under the original fumed metal oxide agreement. Had we paid this higher average cost per pound for all fumed alumina purchased in the third quarter of fiscal 2001, cost of goods sold in that quarter would have increased by approximately $0.3 million.

     We expect certain costs to decrease in the future due to the expiration on June 30, 2002 of a contingent payment arrangement resulting from our 1995 acquisition of selected assets used or created in connection with the development and sale of polishing slurries. We have made payments under this agreement of 2.5% of applicable slurry revenue since July, 1995. Cost of goods sold for the quarter ended June 30, 2002 include $1.1 million of expense associated with this contingent payment arrangement and we expect to make no further payments under this agreement.

     Our need for additional quantities of key raw materials in the future has required and will continue to require that we enter into new supply arrangements with third parties. In July 2002, we entered into an agreement for certain materials with a supplier in which we are obligated to purchase, subject to the supplier's ability to deliver, certain minimum quantities based upon certain forecasted requirements over a one-year period. We do not expect this agreement to have a material effect on our cost of goods sold. However, we may enter into arrangements in the future that could result in costs which are higher than those in the existing agreements.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 53.0% for the three months ended June 30, 2002 as compared to 52.2% for the three months ended June 30, 2001. The increase in gross profit resulted primarily from higher sales volume and improved product mix.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses were $10.2 million in the three months ended June 30, 2002, which represented an increase of 65.3%, or $4.0 million, from the three months ended June 30, 2001. The increase was primarily due to costs associated with the opening of our new R&D facility which included nearly $0.9 million of depreciation and facility operating costs. An additional $0.5 million increase resulted from allocating certain facility common operating costs to R&D. These costs had previously been treated as general and administrative expense prior to the R&D facility addition to our existing office building. Also, wafer purchases increased $0.9 million, operating supplies were up $0.5 million and staffing increased by $0.8 million compared to the year ago quarter. Key R&D activities during the three months ended June 30, 2002 involved the continued development of new and enhanced slurry products including products for copper applications and new CMP polishing pad technology.

     We continue to invest in our research and development capabilities. Our new research and development facility in Aurora, Illinois was substantially completed in April 2002, and features a state-of-the-art Class 1 clean room and advanced equipment for slurry and pad product development. The total cost of this facility and equipment is approximately $33 million of which approximately $24 million is expected to be spent in fiscal year 2002. We believe this investment will provide us with leading edge polishing and metrology capabilities to support the most advanced and challenging customer technology requirements.

SELLING AND MARKETING

     Selling and marketing expenses were $2.5 million in the three months ended June 30, 2002, which represented an increase of 26.9%, or $0.5 million, from the three months ended June 30, 2001. The increase was primarily due to increased staffing in North America.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $4.3 million in the three months ended June 30, 2002, which represented a decrease of 19.9%, or $1.1 million, from the three months ended June 30, 2001. Of this decline, $0.5 million is the result of allocating certain facility common operating costs to research and development expense. These costs were previously recorded as general and administrative expenses. Net decreases in the provision for doubtful accounts and reductions in professional fees also contributed to the overall decrease in general and administrative expenses.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.1 million in the three months ended June 30, 2002 compared to $0.2 million for the three months ended June 30, 2001. The reduction of approximately $0.1 million occurred as we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2001, which required the amortization of goodwill to be discontinued and that goodwill be instead tested for impairment at least annually. Amortization expense in fiscal 2002 is expected to decrease by approximately $0.4 million due to the discontinuation of goodwill amortization.

OTHER INCOME, NET

     Other income was $1.2 million for the three months ended June 30, 2002, compared to $0.2 million, for the three months ended June 30, 2001. Other income increased primarily due to net foreign exchange gains associated with the strengthening of the Japanese Yen. We expect exchange gains to become less significant in the future as we have entered into forward exchange contracts to mitigate our exposure to the Japanese Yen.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 35.0% for the three months ended June 30, 2002 and 33.9% for the three months ended June 30, 2001. The increase in the effective tax rate was mainly driven by the decreased impact of research and experimentation credits in relation to a higher taxable income base.

NET INCOME

     Net income was $13.3 million for the three months ended June 30, 2002, which represented an increase of 49.8%, or $4.4 million, from the three months ended June 30, 2001 as a result of the factors discussed above.


NINE MONTHS ENDED JUNE 30, 2002 VERSUS NINE MONTHS ENDED JUNE 30, 2001

REVENUE

     Total revenue was $169.9 million for the nine months ended June 30, 2002, which represented a 3.3%, or $5.9 million, decrease from the nine months ended June 30, 2001. Revenue declined $6.0 million due to lower volumes. An increase in average selling prices due to favorable sales mix offset the effect of the stronger Japanese Yen. Revenue would have been $2.3 million higher had the Japanese Yen average exchange rate for the nine month period held constant with the prior year's nine month average. Our prior year nine month revenue included record first quarter revenue experienced prior to the downturn in the semiconductor industry and the overall decline in global economic conditions.

COST OF GOODS SOLD

     Total cost of goods sold was $81.1 million for the nine months ended June 30, 2002, which represented a decrease of 2.4% or $2.0 million from the nine months ended June 30, 2001. This decrease was primarily due to lower sales volume, which was partially offset by $0.8 million of higher costs. Had the fumed alumina supply agreement with Cabot Corporation, which was entered into in December 2001, been in effect during the nine months ended June 30, 2001, cost of goods sold for that period would have increased by approximately $0.8 million.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 52.3% for the nine months ended June 30, 2002 as compared to 52.7% for the nine months ended June 30, 2001. The decrease in gross profit resulted primarily from lower volumes sold and a higher level of manufacturing expenses.

RESEARCH AND DEVELOPMENT

     Total research and development expenses were $23.6 million in the nine months ended June 30, 2002, which represented an increase of 20.8% or $4.1 million, from the nine months ended June 30, 2001. Research and development expense increased $1.7 million due to increased staffing, $1.3 million due to wafer purchases and $0.9 million due to depreciation and operating costs of our new R&D facility. An additional $0.5 million increase resulted from allocating certain facility common operating costs to R&D. These costs had previously been treated as general and administrative expense prior to the R&D facility addition to our existing office building. Key activities during the nine months ended June 30, 2002 involved the continued development of new and enhanced slurry products and new CMP polishing pad technology.

SELLING AND MARKETING

     Selling and marketing expenses were $7.2 million in the nine months ended June 30, 2002, which represented an increase of 11.3%, or $0.7 million, from the nine months ended June 30, 2001. The increase was primarily due to increased staffing in North America which was partially offset by the absence of costs incurred in the prior fiscal year to expand the Asia Pacific sales organization.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $13.5 million in the nine months ended June 30, 2002, which represented a decrease of 20.1%, or $3.4 million, from the nine months ended June 30, 2001. The decrease was primarily due to the absence of $0.7 million of costs associated with an executive leaving the business, a net decrease in non-cash charges related to modifications of stock option agreements of $0.7 million, reduced relocation and recruiting costs of $0.5 million, decrease in facilities charges due to the change in allocation described above and a net decrease in the provision for doubtful accounts of $0.6 million.

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

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles was $0.3 million in the nine months ended June 30, 2002 compared to $0.5 million for the nine months ended June 30, 2001. The reduction of approximately $0.2 million occurred as we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2001, which required the amortization of goodwill to be discontinued and that goodwill be instead tested for impairment at least annually. Amortization expense in fiscal 2002 is expected to decrease by approximately $0.4 million due to the discontinuation of goodwill amortization.

OTHER INCOME, NET

     Other income was $0.7 million for the nine months ended June 30, 2002, compared to $0.8 million, for the nine months ended June 30, 2001. Decreases in other income in 2002 were primarily due to $0.6 million of interest expense from capital leases entered into during the current fiscal year, a payment of $0.3 million to Cabot Corporation to reimburse them for certain capital improvements made to equipment used to supply us with material that were abandoned and the absence of $0.2 million interest income on accounts receivable balances. These decreases were almost entirely offset by unrealized foreign exchange gains resulting from the strengthening of the Japanese Yen.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 33.4% in the nine months ended June 30, 2002 and 34.7% for the nine months ended June 30, 2001. The decrease in the effective tax rate was mainly driven by the increased impact of research and experimentation credits in relation to a lower taxable income base as compared to the prior year. Our current estimate of the worldwide effective income tax rate for fiscal 2002 is now 33.4% compared to our prior year rate of 34.0%.

NET INCOME

     Net income was $29.2 million in the nine months ended June 30, 2002, which represented a decrease of 10.5%, or $3.4 million, from the nine months ended June 30, 2001 as a result of the factors discussed above.


                         LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $41.1 million in both the nine months ended June 30, 2002 and 2001. Our cash provided by operating activities for the nine months ended June 30, 2002 originated from net income from operations of $29.2 million, non-cash items of $10.4 million and a net decrease in working capital of $1.5 million. The decrease in working capital resulted primarily from an increase in accrued liabilities and taxes payable which were partially offset by increases in accounts receivable, inventory and other assets. Our principal funding requirements have been for additions to property, plant and equipment that support the expansion of our business and technological capability.

     In the nine months ended June 30, 2002, capital spending was $31.9 million, primarily due to the construction of our new research and development facility in Aurora, Illinois, and equipping the facility with additional research and development equipment. We also purchased additional production-related equipment to be used in Aurora, Illinois and invested in the development and implementation of our stand-alone business information system. Full fiscal year 2002 capital spending is anticipated to be approximately $36.0 million. In the nine months ended June 30, 2001, capital spending was $25.5 million, primarily due to the expansion of our Geino, Japan manufacturing facility, the commencement of construction of our new research and development facility in Aurora, Illinois, as well as the purchase of production and research and development equipment in Aurora, Illinois.

     Cash flows from financing activities were $2.6 million in the nine months ended June 30, 2002 and $8.5 million in the nine months ended June 30, 2001. Cash provided from financing activities for the nine months ended June 30, 2002 resulted from the issuance of common stock of $3.3 million for both the exercise of stock options and the Employee Stock Purchase Plan. Principal payments of $0.7 million were made in 2002 under capital lease obligations. Cash provided in the year ago period resulted from the issuance of common stock for the exercise of stock options and the Employee Stock Purchase Plan.

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


DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     At June 30, 2002 and 2001, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

     The following summarizes our contractual obligations at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.


CONTRACTUAL OBLIGATIONS                         LESS THAN     1-3         4-5     AFTER 5
(IN MILLIONS)                            TOTAL   1 YEAR      YEARS       YEARS     YEARS
                                        -----   ---------    -----       -----     -----
Long-term debt ...................      $ 3.5      $ 0.0      $ 3.5      $ 0.0     $ 0.0
Capital lease obligations ........       10.8        1.6        3.6        2.0       3.6
Operating leases .................        1.0        0.4        0.4        0.1       0.1
Unconditional purchase obligations       31.9       17.5        6.6        1.4       6.4
Other long-term obligations ......        1.7        0.3        1.4        0.0       0.0
                                        -----      -----      -----      -----     -----
Total contractual cash obligations      $48.9      $19.8      $15.5      $ 3.5     $10.1
                                        =====      =====      =====      =====     =====


     LONG-TERM DEBT

          At June 30, 2002 funded debt was comprised of an unsecured term loan in the amount of $3.5 million funded under the Illinois State Treasurer's Economic Program. The interest rate is 4.68% and the loan is due April 3, 2005. On July 10, 2001, we entered into a $75.0 million unsecured revolving credit and term loan facility with a group of commercial banks which terminates on July 10, 2004. On February 5, 2002, this agreement was amended with no material changes in terms. Under this agreement, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement contains various covenants. No amounts are currently outstanding under the credit facility and we are currently in compliance with the covenants.


     CAPITAL LEASE OBLIGATIONS

          On December 12, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation. Under this agreement, Cabot Corporation expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina. Payments by us for capital costs for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments of approximately $0.3 million resulted in a $9.8 million lease obligation and related leased asset. The agreement has an initial five year term, which expires in 2006, but we can choose to renew the agreement for another five year term, which expires in 2011. We also can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five year term. Capital lease payments to Cabot Corporation commenced in the second quarter of fiscal 2002 and a total of $0.7 million has been paid as of June 30, 2002.

          On January 11, 2002 we entered into a CMP tool and polishing consumables transfer agreement with a third party under which we agreed to transfer polishing consumables to them in return for a CMP polishing tool. The aggregate fair market value of the polishing consumables has been treated as a capital lease and resulted in a $2.0 million lease obligation and related leased asset. The agreement has approximately a three-year term, which expires in November 2004.

     OPERATING LEASES

          We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years and may be renewed by us.


     UNCONDITIONAL PURCHASE OBLIGATIONS

         Unconditional purchase obligations include our noncancelable purchase commitments and take-or-pay arrangements with suppliers. We operate under an amended fumed metal oxide agreement with Cabot Corporation for the purchase of two key raw materials, fumed silica and fumed alumina. We are obligated to purchase at least 90% of our six-month volume forecast of fumed silica and must pay the difference if we purchase less than that amount. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December of 2006. This agreement has an initial five year term, but we can choose to renew the agreement for another five year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Unconditional purchase obligations include our contractual commitments based upon our anticipated renewal of the agreement through December 2011.

         Unconditional purchase obligations also include amounts related to a purchase agreement entered into in July 2002 for certain materials with a supplier in which we are obligated to purchase, subject to the supplier's ability to deliver, certain minimum quantities based upon certain forecasted requirements over a one-year period. We currently anticipate meeting minimum forecasted purchase volume requirements.

         We also have a long-term agreement with a supplier to purchase materials for a product line under development. As of June 30, 2002, we are obligated to purchase, subject to the supplier's ability to deliver, $3.9 million of materials over the remaining term of the agreement, which expires in June, 2005. As the associated product line is still in development, there exists the possibility that we will not require the entire amount of material provided for under the agreement, but we still would be obligated to pay for it. We also are required to reimburse the supplier for all approved research and development costs related to the materials. The supplier will repay these research and development reimbursements if our material purchases from them reach certain levels.


     OTHER LONG-TERM OBLIGATIONS

          We have an agreement with Davies Imperial Coatings, Inc. ("Davies") pursuant to which Davies will perform certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the Davies dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party. We are obligated to make a termination payment if the agreement is not renewed.

         On July 10, 2001 we entered into a $75.0 million unsecured revolving credit and term facility with a group of commercial banks. Under this agreement, which terminates July 10, 2004, we are obligated to pay an administrative fee and a non-use fee. No amounts are currently outstanding under this agreement and we are currently in compliance with the covenants.

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

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. Our five largest customers, two of which are distributors, accounted for approximately 62% and 55% of our revenue for the nine months ended June 30, 2002 and 2001, respectively.


DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY A FURTHER DECLINE IN WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

      Our business is affected by current economic and industry trends and it is extremely difficult to predict sales of our products given uncertainties in these factors. During fiscal 2001 and the first and second fiscal quarters of 2002 the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories, affected our quarterly revenue trends. Although our third fiscal quarter results of this year have improved compared to previous quarters, further declines in current economic and industry conditions could adversely affect our business.


ANY PROBLEM OR INTERRUPTION IN OUR SUPPLY FROM CABOT CORPORATION OR OTHER SUPPLIERS OF OUR MOST IMPORTANT RAW MATERIALS INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

     Fumed metal oxides, both fumed silica and fumed alumina, are the primary raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides or other key raw materials. We entered into a fumed metal oxide agreement with Cabot Corporation, which became effective upon completion of our initial public offering in April, 2000. In December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to fumed alumina. Under these agreements, Cabot Corporation continues to be our primary supplier of certain fumed metal oxides for our slurry products produced as of the date of the initial public offering with respect to fumed silica and as of the effective date of the new fumed alumina supply agreement with respect to certain amounts of fumed alumina. Under the fumed alumina supply agreement, Cabot Corporation expanded its capacity for the manufacture of fumed alumina to which we have first right to all capacity from the expansion and, under the amended fumed metal oxide agreement, we now have first right, subject to certain terms and conditions, to the capacity from that facility. We face the risk of significant increases in the price of fumed metal oxides under these agreements as Cabot Corporation's cost of production increases. It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation or another supplier is unable to supply us with sufficient quantities of fumed metal oxides which meet the quality required by our customers' supply needs and technical specifications, or encounters supply problems, including but not limited to any related to quality, functionality of equipment, natural disasters, work stoppages or raw material availability. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation or another supplier, may adversely affect us as well.

     In addition, if we change the supplier or type of key raw materials such as fumed metal oxides we use to make our existing CMP slurries or are required to purchase them from a different manufacturer or manufacturing facility, whether Cabot Corporation or another party, in certain circumstances our customers are forced to requalify our CMP slurries for their manufacturing processes and products. The requalification process takes a significant amount of time to complete, possibly interrupting or reducing our sales of CMP slurries to these customers.

     We have also specifically engineered our slurry chemistries with key raw materials such as fumed metal oxides. A change in the fumed metal oxides or other key raw materials we use to make our slurry products could require us to modify our products. This modification may involve a significant amount of time and cost to complete and therefore could have an adverse effect on our business and sales.


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

      Although we now have no existing intellectual property litigation against us, we may be subject to future infringement claims with respect to our products and processes. These claims, even if they are without merit, could be expensive and time consuming to defend and if we were to lose any future infringement claims we could be subject to injunctions, damages and/or royalty or licensing agreements. Royalty or licensing agreements, if required as a result of any future claims, may not be available to us on acceptable terms or at all. Moreover, from time to time we agree to indemnify our customers for losses the customers may incur as a result of intellectual property claims brought against them arising out of their purchase or use of our products.

     In general, we have agreed to indemnify Cabot Corporation for any and all losses and expenses arising out of any litigation arising out of our business with Rodel or other parties. Although all previous litigation with Rodel is now fully settled, and there are no infringement claims by Rodel or others of which we are aware, at some point Rodel or other parties could claim that our technology or activities infringes their intellectual property.


WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. For fiscal 2001, approximately 62% of our revenue was generated by sales to customers outside the United States. For the nine months ended June 30, 2002, approximately 66% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in foreign countries. These risks include, but are not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights. We have announced our intention to sell directly to customers in Europe, Singapore and Malaysia beginning in June, 2003. We currently service these customers through a third party distributor. Selling directly may increase our risk of conducting business in foreign countries.


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


RISKS RELATING TO OUR SEPARATION FROM CABOT CORPORATION

CERTAIN OF OUR DIRECTORS OR EXECUTIVE OFFICERS MAY HAVE CONFLICTS OF INTEREST BECAUSE THEY ALSO OWN CABOT CORPORATION STOCK

     Three former members of our board of directors were directors and/or executive officers of Cabot Corporation during their term of service on our board. One former director resigned from our board in July 2001, one did not stand for reelection and his term of service expired at our annual meeting held in March, 2002, and one resigned in April, 2002. During their term on our board, these former directors had obligations to both companies and may have had conflicts of interest with respect to matters involving or affecting us, such as acquisitions and other corporate opportunities that may have been suitable for both us and Cabot Corporation, as well as related party transactions and agreements between us and Cabot Corporation such as our fumed metal oxide, fumed alumina supply, and dispersion services agreements.

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


WE MAY HAVE CONFLICTS WITH CABOT CORPORATION WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS

     Conflicts of interest may arise between Cabot Corporation and us in a number of areas relating to our past and ongoing relationships. We may have conflicts with Cabot Corporation that we cannot resolve and, even if we are able to do so, the resolution of these conflicts may not be as favorable as if we were dealing with a party with whom we had never been affiliated. For example, Cabot Corporation continues to be our primary supplier, subject to certain terms and conditions, of fumed silica and fumed alumina under a fumed metal oxide agreement that became effective upon completion of our initial public offering in April, 2000, and of fumed alumina under a fumed alumina supply agreement and an amendment to the fumed metal oxide agreement, both of which we entered into in December, 2001. These and other agreements were made or structured in the context of an affiliated relationship and generally were negotiated in the overall context of our separation from Cabot Corporation. The prices and other terms under these agreements may be less favorable to us than what we could have obtained in arm's-length negotiations at the time with unaffiliated third parties for similar services or under similar agreements. It is particularly difficult to assess whether the price for fumed metal oxides provided under our fumed metal oxide supply agreement and its December, 2001 amendment with respect to fumed alumina, fumed alumina supply agreement or other arrangements with Cabot Corporation is the same as or different from the price we could have obtained in arm's-length negotiations at the time with an unaffiliated third party in light of the long-term nature of the contracts, the volumes provided for under the agreements and our particular quality requirements.

    At the time of the filing of our Form 10-Q for the quarterly period ended December 31, 2001 and through April 2002, two officers of Cabot Corporation served as members of our board of directors. Because of these relationships, which ceased as of April 2002, we make the following disclosures: during fiscal 2001, we purchased approximately $49.5 million of fumed metal oxides from Cabot Corporation under the fumed metal oxide agreement. We estimate that, during fiscal 2002, we will pay Cabot Corporation approximately $44.9 million under that agreement. The fumed alumina supply agreement did not become effective until fiscal 2002, and we paid no amount to Cabot Corporation under it in fiscal 2001. We estimate that, during fiscal 2002, we will pay Cabot Corporation approximately $6.9 million under the fumed alumina supply agreement.

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


RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

     The market price of our common stock has and could continue to fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor industry; changes in financial estimates and recommendations by securities analysts following our stock; earnings and other announcements by, and changes in market evaluations of, us or participants in the semiconductor industry; changes in business or regulatory conditions affecting us or participants in the semiconductor industry; announcements or implementation by us or our competitors of technological innovations or new products; and trading volume of our common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

      We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies which we have exposure to are the Japanese Yen and, to a lesser extent, the British Pound. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. However, we may be unable to hedge these exposures completely. Approximately 15% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts for speculative or trading purposes.


MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     At June 30, 2002 we had a foreign exchange exposure related to a note receivable denominated in Japanese Yen and during the third fiscal quarter we recorded unrealized foreign exchange gains of $1.9 million associated with this note. Subsequent to June 30, 2002 we have hedged this exposure and now believe that our exposure to foreign currency exchange rate risk on this note is not material.

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of June 30, 2002, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Legal proceedings are discussed in "Footnote 9. - Litigation Settlement", under PART I, Item 1 - Notes to Financial Statements and such discussion is incorporated herein by reference.


ITEM 5. OTHER INFORMATION

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the quarter covered by this filing our Audit Committee approved the following non-audit services performed by PricewaterhouseCoopers LLP: (1) audit of our 401(k) Plan; (2) tax compliance consultations; (3) tax compliance and advice related to our foreign operations and the creation of our foreign subsidiaries; and (4) consultations with respect to our Employee Stock Purchase and Equity Incentive Plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                     EXHIBIT
                      NUMBER  DESCRIPTION
                     -------  -----------
                      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)     Reports on Form 8-K

                  In a report dated June 18, 2002, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on June 17, 2002 Cabot Microelectronics announced the election of H. Laurance Fuller to the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CABOT MICROELECTRONICS CORPORATION


Date: August 13, 2002                 /s/ MARTIN M. ELLEN
                                      ------------------------------------------
                                      Martin M. Ellen
                                      Vice President and Chief Financial Officer
                                      [Principal Financial Officer]


Date: August 13, 2002                 /s/ DANIEL S. WOBBY
                                      ------------------------------------------
                                      Daniel S. Wobby
                                      Corporate Controller
                                      [Principal Accounting Officer]