Form 10-K
period 2002-09-30
CABOT MICROELECTRONICS CORP
filed 2002-12-10
CIK 1102934

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002



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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]    No [ ]

    The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on November 29, 2002 as reported by the Nasdaq National Market, was approximately
$1,469,000,000. For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

    As of November 29, 2002, the Company had 24,334,559 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 11, 2003 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

    This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see item 7 of Part II of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CABOT MICROELECTRONICS CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
          Executive Officers of the Registrant........................   12

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   31
Item 8.   Consolidated Financial Statements and Supplementary Data....   32
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   60

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   60
Item 11.  Executive Compensation......................................   60
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   60
Item 13.  Certain Relationships and Related Transactions..............   60
Item 14.  Controls and Procedures.....................................   60

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   61
          Exhibit Index...............................................   61
          Signatures..................................................   64
          Certifications..............................................   66

                                     PART I

ITEM 1.  BUSINESS

OUR COMPANY

     Cabot Microelectronics Corporation ("Cabot Microelectronics," "the Company," "us," "we," or "our") is the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices within a process called chemical mechanical planarization ("CMP"). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers, and it is a necessary step in the production of advanced ICs. Planarization is a polishing process that levels, smooths and removes excess material from the surfaces of these layers. CMP slurries are liquid formulations that facilitate and enhance this polishing process and generally contain engineered abrasives and proprietary chemicals. CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers seek to shrink the size of these devices and to improve their performance. A majority of our CMP slurries are used to polish insulating layers and the tungsten plugs that go through the insulating layers and connect the multiple wiring layers of IC devices. We also have developed specialized slurries used to polish copper, a metal used in wiring layers of IC device fabrication, and our products for this application have been well received. In addition, we have developed CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we have become a strong participant in this area. We are continuing to develop slurries for new applications such as noble metals. In addition, we are developing our own polishing pads for use in the CMP process. Like slurries, polishing pads are important consumables used in the CMP process. To broaden our portfolio of pad products, we recently entered into a distribution agreement with a third party to sell polishing pads while pursuing additional elements of our pad strategy.

     Prior to our initial public offering on April 4, 2000, we operated as a division of Cabot Corporation ("Cabot Corporation"), a global chemical manufacturing company based in Boston, Massachusetts. Following our initial public offering, Cabot Corporation owned approximately 80.5 percent of Cabot Microelectronics. On September 29, 2000, Cabot Corporation effected the spin-off of Cabot Microelectronics by distributing 0.280473721 shares of our common stock as a dividend on each outstanding share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock.

  IC DEVICE MANUFACTURING

     Advanced IC devices are composed of millions of transistors and other electronic components connected by miles of wiring. The wiring, today composed primarily of aluminum and tungsten but also increasingly with copper in advanced applications, carries electric signals through the multiple layers of the IC device. Insulating material is used throughout the IC device to isolate the electronic components and the wiring, thereby preventing short circuiting and improving the efficiency of electric signal travel within the device. To enhance performance, IC device manufacturers have progressively increased the number, or density, of transistors and other electronic components in each IC device. As a result, the number of wires and the number of layers have also increased.

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

     CMP is used to planarize the insulating layers of an IC device and prepare them for a process known as metallization. During metallization, wiring is added to the surface of the insulating layer through a series of steps involving: depositing metal onto the surface of the layer; projecting an image of the desired wiring pattern on the layer using a process known as photolithography; and removing the excess deposited metal from the surface of the insulating layer using a process known as etching, which leaves behind the desired wiring pattern.

     When the wiring is finished, another layer of insulating material is added and planarized using CMP. This process of alternating insulating and wiring layers is repeated until the desired wiring within the IC device is completed. The electronic components and wiring layers are connected by conductive plugs that are formed by making holes in the insulating layers and filling those holes with metal, usually tungsten. After these holes have been filled with tungsten, CMP is used to remove all the excess tungsten above the surface of the insulating layer so that the top of the plug is level with the surface of the insulating layer before the next wiring layer is built. Due to the extremely small dimensions involved, manufacturing IC devices requires precision processing in ultra-clean, controlled environments.

     The semiconductor industry follows generally accepted design rules that describe current and projected feature size and spacing of electronic components and wiring in IC devices. The feature size and spacing in these design rules have been progressively decreasing to accommodate the demand for increased circuit density and transistor miniaturization. As the density of IC devices increases, the amount of wiring needed to connect the transistors and other electronic components to each other also increases. As IC devices become smaller, this increase in wiring requires tighter and more precise spacing of the wiring, but also has led to an increase in the layers of IC devices.

     The International Technology Roadmap for Semiconductors ("ITRS") is a set of documents sponsored by the Semiconductor Industry Association along with other worldwide associations. Those documents provide guidance and targets for suppliers. According to the 2001 edition of the ITRS, the trends toward increased density and miniaturization of IC devices are expected to continue. The ITRS shows that today's leading edge logic microprocessors are scaled to a
 1/2 pitch of 130 nanometer and utilize a maximum of 8 levels of metal interconnect wiring. By 2004, those devices are projected to have a 1/2 pitch of 90 nanometer and a maximum of 9 levels of metal wiring. Similarly, leading edge memory DRAM chips are projected to move to 4 levels of metal wiring. CMP is currently used to polish the insulating layers, tungsten plugs, and copper wiring in IC devices in separate steps. CMP is also utilized in the formation of the transistors in the processes that precede the formation of interconnects and that use is also increasing. We believe that the use of CMP in the manufacture of IC devices will continue to increase as the feature size and spacing of these devices decreases and the number of layers in the device increases.

  CHEMICAL MECHANICAL PLANARIZATION

     The CMP process involves both chemical reactions and mechanical abrasion to planarize the insulating and conductive layers of an IC device that are built upon a silicon wafer. The wafer is typically held on a rotating carrier, which is spun at high speeds and pressed against a rotating polishing table. The portion of the table that comes in contact with the wafer is covered by a textured polishing pad. A CMP slurry is continuously applied to the polishing pad to facilitate and enhance the polishing process. CMP slurries are liquid compounds composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level.

  BENEFITS OF CMP

     CMP provides IC device manufacturers with a number of advantages. CMP enables IC device manufacturers to produce smaller IC devices with greater density, both of which improve the performance and capabilities of the device. As IC devices shrink and become more dense, they require smaller feature sizes and tighter spacing among the device wiring. If the surface is not level, the smaller feature size and tighter spacing make it more difficult for the photolithography equipment to focus accurately and create the desired wiring pattern. In addition, because today's smaller, denser IC devices have more layers than previous devices, any unevenness of a layer at or near the bottom of an IC device will be magnified in the additional layers that are added to the device. Defects caused by problems in the photolithography process or unevenness in the layers can lead to short circuits, reduced performance and at worst, failure of the IC device. By using CMP, IC device manufacturers can eliminate or minimize these problems.

     By enabling IC device manufacturers to make smaller IC devices, CMP allows them to increase their throughput, or the number of IC devices they can manufacture in a given time period. CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield. Improvements in throughput and yield reduce an IC device manufacturer's unit production costs. Manufacturers can achieve further improvements in throughput and yield as new improvements to the CMP process helps to reduce defect rates and decrease the amount of time required for the polishing process.

  CMP SLURRIES

     The characteristics that are important to making an effective CMP slurry include: high polishing rates, which increase productivity and throughput; high selectivity, which means the ability to enhance the polishing of specific materials while inhibiting the polishing of other materials; uniformity of polishing, which means that different surface materials can be polished to the same degree at the same time, thereby eliminating the problems of dishing and erosion; low levels of chemical and physical impurities, which can adversely affect IC device performance by leaving residues on the polished surface; and colloidal stability, meaning that the abrasive particles within the slurry do not settle, which is an important factor in accomplishing uniform polishing with minimum defects.

     These qualities affect and enhance the performance of IC devices, and most of them have the ability to also positively impact the cost of ownership of the CMP process for IC device manufacturers. Cost of ownership is a calculation by which IC device manufacturers evaluate the benefits and costs of each production step by analyzing the impact of that step on throughput and yield, compared with the costs of the production inputs of that step.

     Prior to introducing a new or different CMP slurry into its manufacturing process, an IC device manufacturer generally requires the slurry to be qualified at each of its plants through a series of tests and evaluations intended to ensure that the slurry will function properly in the manufacturing process, as well as to optimize the slurry's application. These tests may require changes to the CMP process, the CMP slurry and/or the CMP polishing pad. While this qualification process varies depending on numerous factors, it is not unusual for it to be very expensive and to take six months or more to complete. IC device manufacturers usually take the cost, time delay and impact on production into account when they consider implementing or switching to a new CMP slurry.

INDUSTRY TRENDS

     The semiconductor industry has experienced rapid growth over the past decade, but it has also been highly cyclical. Since January 2001, companies in this industry have been challenged by one of the most significant downturns in its history, as our customers' inventory levels of IC devices were higher than in the past, and end-market demand for products using IC devices slowed as a result of the overall weakness in the global economy. While customer inventory levels appeared to stabilize to some extent in fiscal 2002, the trends of softness in the global economy and low consumer demand for electronic devices continued during the fiscal year and appear to be ongoing.

     Despite the current weakness in the semiconductor industry, we expect the CMP slurry market to grow in the future, driven in large part by the significant growth and technological advances the semiconductor industry has experienced over the past decade. IC devices are critical components in an increasingly wide variety of products and applications, including computers, data processing, communications, telecommunications, the Internet, automobiles and consumer and industrial electronics.

     This growth, along with increasing demand for smaller, higher performance and more complex IC devices, pressure on IC device manufacturers to reduce their costs, and the growth of new leading-edge technologies, such as copper interconnect, that require CMP, has led to more widespread use of CMP and consumption of CMP slurries and polishing pads. We anticipate the worldwide market for CMP slurries used by IC device manufacturers to grow significantly in the future as a result of expected increases in the number of IC devices produced, the percentage of IC devices produced using CMP and the number of CMP polishing steps used to produce each device. In addition, we believe that IC manufacturers have continued to increase their use of CMP because the CMP process represents only a small percentage of the total production cost of an IC device, and is important to the continued improvement of IC device performance and the reduction of costs of IC device manufacturing.

OTHER APPLICATIONS OF CMP IN THE IC DEVICE MANUFACTURING PROCESS

     We have developed and commenced sampling of CMP slurries for use in connection with an IC device manufacturing process known as direct shallow trench isolation. Direct shallow trench isolation is a relatively new method of isolating the electronic components built on silicon wafers of an IC device to prevent short circuits and other electrical interference. Direct shallow trench isolation uses CMP before the first insulating layer is put down on the wafer. Isolation methods used prior to direct shallow trench isolation did not use CMP. By using CMP in conjunction with direct shallow trench isolation, IC device manufacturers are expected to be able to achieve greater miniaturization and density of their IC devices.

     We also are developing CMP slurries for polishing noble metals. Noble metals include iridium, ruthenium, and platinum. These materials are being evaluated for use in advanced memory IC devices where their properties enable the continued miniaturization of individual memory cells called capacitors. CMP is expected to be used to planarize thin layers of these materials.

STRATEGY

     We intend to pursue the following strategies:

  REMAIN THE TECHNOLOGY LEADER IN CMP SLURRIES

     We believe that technology is vital to success in the CMP slurry market and we plan to continue to devote significant resources to research and development. We need to keep pace with the rapid technological advances in the semiconductor industry so we can continue to deliver products that meet our customers' evolving needs. We intend to: use our advanced research and development, polishing and metrology capabilities to advance our understanding of our customers' technology, processes, and performance requirements for qualified products; improve the chemical and mechanical qualities of our CMP products; and, demonstrate and deliver advanced CMP solutions to the semiconductor industry.

  BUILD AND MAINTAIN CUSTOMER RELATIONSHIPS

     We believe that building close relationships with our customers is another cornerstone to long-term success in our business. We work closely with our customers to identify and develop new and better CMP slurries, to integrate our slurries into their manufacturing processes and to assist them with supply, warehousing, packaging and inventory management. We have devoted significant resources to enhancing our close customer relationships, and we are committed to continuing this effort.

  EXPAND GLOBALLY

     We believe that having production facilities, personnel and other resources in strategic locations around the world is important to the success of our business, particularly in light of increased IC device manufacturing in Asia. Accordingly, we have established a global presence with production facilities in Barry, Wales and Geino, Japan. We also have assembled a team of business and account managers and independent distributors strategically located in Europe, Taiwan, Singapore, Japan and Korea, and technical support and sales personnel throughout the United States, Europe and Asia. We intend to expand our production capacity, technical and sales support in many of the locations around the world where IC device production is concentrated.

  ATTRACT AND RETAIN WORLD-CLASS PERSONNEL

     We have assembled a highly skilled and dedicated workforce that includes a wide range of scientists and applications specialists, many of whom have significant experience in the semiconductor industry. We plan to continue to attract and retain experienced personnel who are committed to providing high-performance products and strong customer and applications support.

  MAINTAIN TOP QUALITY PRODUCTS AND SUPPLY

     Our customers demand consistent high-quality products and a reliable supply source. We intend to advance our strict quality controls on a continual basis in order to improve the uniformity and consistency of performance of our CMP products. The capacity and the location of our production facilities in the United States, Europe and Asia allow us to provide a reliable supply chain to meet our customers' CMP slurry requirements in a consistent, timely manner.

  EXPAND INTO NEW APPLICATIONS AND PRODUCTS

     We intend to leverage our CMP experience and technology to explore new applications and products. We have continued to develop and have increased sales of slurries for polishing copper used in the wiring layers of some IC devices and for polishing the magnetic heads and coating on hard disks in hard disk drives. We also are developing polishing products for other applications such as direct shallow trench isolation and noble metals. Additionally, we are using our knowledge of CMP materials to expand into CMP polishing pads so that we can provide our customers with a broader range of solutions for use in the CMP process.

PRODUCTS

  CMP SLURRIES FOR IC DEVICES

     We produce CMP slurries of various formulations for polishing a wide variety of materials. In addition to our existing tungsten and oxide slurries, we have developed new, improved generations of each of our slurries as well as new slurries to keep pace with our customers' evolving needs. Our new generations of tungsten and oxide slurries, which are the most common use of CMP in IC device manufacturing, are designed to reduce both defectivity in IC devices and the required polishing time.

     We also manufacture slurry products for polishing copper used in the wiring layers of IC devices and are working on next generation copper applications. These products include different slurries for polishing the primary copper film, as well as the thin barrier metal layer used in copper wiring. We continue to work closely with our customers to develop advanced slurries to meet their evolving technological needs.

  CMP SLURRIES FOR THE DATA STORAGE INDUSTRY

     We produce CMP slurries for polishing the magnetic heads and the coating on hard disks in hard disk drives by leveraging our core slurry technology and manufacturing capacity, as well as by hiring industry experts who understand the needs of the data storage industry. We believe CMP significantly improves the surface finish of these coatings, resulting in greater storage capacity of the substrates, and also improves the production efficiency of manufacturers of hard disk drives by helping them increase their throughput and yield. We also established a dedicated research and development team and an applications support team who employ a process solution approach similar to what we use for our other slurry products. We have experienced promising results in these areas, and believe that they offer solid potential. Moreover, we believe that our slurry products offer improved performance compared with other materials currently used in the industry.

  POLISHING PADS

     CMP polishing pads are consumable materials used in the CMP process that work in conjunction with CMP slurries to facilitate the polishing process. We believe the CMP polishing pad market is currently led by one principal supplier, Rodel. Through discussions with our customers, as well as our own examination of the CMP polishing pad market, we have determined that a demand exists for higher quality, more reliable and consistent polishing pads. Based on this, we have identified an opportunity to provide our customers with technological and quality improvements through the ability to jointly market our CMP slurries and polishing pads to them. At the end of fiscal 2002, we broadened our pad strategy by entering a distribution agreement with a third party to sell polishing pads. We also intend to continue to develop our proprietary pads while pursuing additional elements of our pad strategy.

CUSTOMERS, SALES AND MARKETING

     Our marketing begins with development teams who work closely with our customers, using our research and development facilities to design CMP slurry products tailored to their precise needs. Next, our applications teams work with customers to integrate our slurry products into their manufacturing processes. Finally, our logistics and sales personnel work to provide reliable supply, warehousing, packaging and inventory management to our customers. Through our interactive approach, we are able to build close relationships with our customers in a variety of areas.

     In the past, we also have marketed our products through independent distributors in certain regions of the world. In fiscal 2002, we altered this approach by modifying our agreement with one of our independent distributors, Metron Technology. This modification provides that as of June 2003, we will sell directly to our customers in Europe, Singapore and Malaysia, while maintaining Metron as our distributor in Israel. In addition, the IC device manufacturing industry in Asia has grown significantly over the last five years. As a result, we have increased our focus in Asia over the last few years by increasing the number of account managers and technical and customer support personnel present in this region. By building this regional infrastructure, we have demonstrated a commitment to the Asian marketplace.

     In fiscal year 2002, our five largest customers, of which two are distributors, accounted for approximately 63% of our revenue, with Marketech, who is one of the distributors, and Intel accounting for approximately 24% and 16% of our revenue, respectively. In fiscal year 2001, our five largest customers accounted for approximately 55% of our revenue, with Marketech and Intel accounting for approximately 21% and 14% of our revenue, respectively.

CABOT CORPORATION AS OUR MAJOR SUPPLIER OF RAW MATERIALS

     The base ingredients for most of our CMP slurries are fumed metal oxides, primarily fumed silica, which is an ultra-fine, high purity silica produced by a flame process, and, to a lesser extent, fumed alumina. We currently purchase fumed silica under a fumed metal oxide agreement with Cabot Corporation, which became effective at the time of our initial public offering in April, 2000 and purchased fumed alumina until December, 2001 only under this agreement. In order to meet our growing needs for fumed alumina, in December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation, and amended certain terms related to fumed alumina under the fumed metal oxide agreement.

  FUMED METAL OXIDE AGREEMENT

     Under the fumed metal oxide supply agreement Cabot Corporation continues to be our primary supplier, subject to certain terms and conditions, of certain fumed metal oxides for our slurry products produced as of the date of our initial public offering with respect to fumed silica. For our technologies since that time, we have the flexibility to purchase from Cabot Corporation or other parties. Approximately 75% of the fumed metal oxides that we currently purchase from Cabot Corporation are manufactured at its facility in Tuscola, Illinois.

     This agreement provides for a fixed annual increase in the price of fumed silica of approximately 2% of the initial price and additional increases if Cabot Corporation's raw material costs increase. Cabot Corporation is required to supply us with fumed silica in volumes specified by us, up to a limit, from each of its Tuscola, Illinois and Barry, Wales facilities, up to a specific limit from each facility. We are required to provide Cabot Corporation with quarterly, six-month, annual and 18-month forecasts of our expected fumed silica purchases and Cabot Corporation's obligation to provide us with fumed silica to specified percentages in excess of those forecasted volumes is limited. We are limited in the amount we can forecast for any month to an amount no greater than 120% of the forecasted amount for the previous month. We are obligated to purchase at least 90% of the six-month volume forecast and to pay specified amounts to Cabot Corporation if we purchase less than that amount. We are also required to pay all reasonable costs incurred by Cabot Corporation to provide quality control testing at levels greater than Cabot Corporation provides to its other customers and are generally prohibited from reselling any fumed silica purchased from Cabot Corporation.

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

  FUMED ALUMINA SUPPLY AGREEMENT

     Under the fumed alumina supply agreement, Cabot Corporation expanded its capacity for the manufacture of fumed alumina, to which we have first right to all capacity from the expansion and, under the amended fumed metal oxide agreement, we now have first right, subject to certain terms and conditions, to the capacity from that fumed alumina facility. The expansion is dedicated to our fumed alumina requirements, subject to certain terms and conditions, and we have a first right on all production and capacity from the expansion. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if Cabot Corporation produces more than a certain amount of fumed alumina that meets our specifications per year. Quarterly capital lease payments of approximately $0.3 million with respect to capital costs will be made over the ten year period of the agreement. Based upon these financial terms and those of the amendment to the fumed metal oxide agreement, our average cost per pound for fumed alumina are and will be higher in the future than paid under the original fumed metal oxide agreement. We expect this amount to increase in future years as we anticipate continued strong sales growth in alumina-based slurry products.

     The agreement provides that Cabot Corporation only has to produce fumed alumina that meets our specifications up to a certain amount and percentage of overall fumed alumina they produce. We pay for fumed alumina that is produced subject to our orders, whether conforming or nonconforming to our specifications. We must give Cabot Corporation the first right to purchase from us any nonconforming fumed alumina that we wish to resell at an agreed upon price. Under this agreement, up to certain quantities and for products produced on the effective date of the agreement, Cabot Corporation is the exclusive supplier of fumed alumina for these products, subject to certain terms and conditions. For amounts over these quantities, and for technologies since that time, we have the flexibility to also purchase from other parties; the terms related to these matters replace those that existed under the fumed metal oxide agreement with respect to fumed alumina. The agreement prohibits Cabot Corporation from selling fumed alumina to third parties, or engaging itself in its use in CMP applications. The agreement has an initial five year term and we may renew the agreement for an additional five years to 2011. Under certain limited circumstances, we can permit Cabot Corporation to use the expansion to produce fumed alumina for itself, with Cabot Corporation paying us an agreed upon price for such production.

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

     It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation encounters supply or production problems or terminates, breaches or otherwise fails to perform under these agreements with us. A significant reduction in the amount of fumed metal oxides supplied by Cabot Corporation, a problem with the quality of those fumed metal oxides or a prolonged interruption in their supply by Cabot Corporation could interfere with our ability to produce our CMP slurries in the quantities and of the quality required by our customers and in accordance with their delivery schedules.

DISPERSION SERVICES AGREEMENT WITH DAVIES

     At the time of our initial public offering, Cabot Corporation assigned to us a dispersion services agreement with Davies Imperial Coatings, Inc. ("Davies") pursuant to which Davies produces slurries for us. Under this agreement, we provide raw materials, primarily fumed silica, to Davies and it performs dispersion services. The price for these services is set at a negotiated price, subject to increases. We have agreed to purchase minimum amounts of services for each year of the agreement. If Davies fails to supply us with required dispersion services, we have the right to provide these services for ourselves or purchase them from third parties. The agreement provides for renegotiation of the price paid for dispersion services on each two-year anniversary of the agreement in order to reflect changes in Davies' manufacturing costs. We have also agreed to invest during each year approximately $0.2 million in capital improvements, capacity expansions and other expenditures to maintain capacity at the Davies dispersion facility in Hammond, Indiana. We own most of the dispersion equipment at the Davies facility. The agreement has an initial term that expires in October, 2004, and is automatically renewed for one-year periods thereafter, unless either party gives written notice to the other of its intention to terminate the agreement at least 90 days prior to the expiration of the term.

DISPERSION SERVICES AGREEMENT WITH CABOT CORPORATION

     We perform dispersion services for Cabot Corporation under a dispersion services agreement with Cabot Corporation that became effective at the time of our initial public offering. Dispersions of fumed metal oxides are used in a variety of applications in addition to CMP and Cabot Corporation develops and sells fumed metal oxide dispersions for these non-CMP applications. The agreement has an initial term that expires in June, 2005. Thereafter, the agreement may be terminated by either party on June 30 or December 31 in any year with at least 18 months prior written notice.

RESEARCH AND DEVELOPMENT

     We believe our competitive position depends in part on our ability to develop CMP applications tailored to our customers' needs. In our product development and dispersion technology laboratory, our skilled technical personnel conduct kinetic studies of the chemical reactions on the surface of the wafer. These kinetic data allow us to adjust the composition of our slurries to avoid, among other things, non-uniform polishing patterns. Understanding the chemical processes on the surface of the polished wafer allows us to compose slurries specifically tailored to interact with one element and to slow or essentially stop planarization as soon as this particular element has been polished. We have also assembled dedicated development teams that work closely with customers to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions. We have dedicated substantial resources to copper technology in research & development (R&D) and manufacturing to support our customers' requirements around this very challenging technology and we continue to follow our business model of continuous product innovation for our tungsten and oxide product lines.

     We have greatly expanded our existing R&D capabilities this year with the opening of our new research and development facility in Aurora, Illinois, which was substantially completed in April 2002. This facility is staffed by a team that includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP products and features a state-of-the-art Class 1 clean room and advanced equipment for slurry and pad product development. We believe this investment will provide us with leading edge polishing and metrology capabilities to support the most advanced and challenging customer technology requirements.

     We expensed approximately $33.7 million, $25.8 million and $19.8 million for research and development in fiscal years 2002, 2001 and 2000, respectively. Investments in research and development equipment are capitalized and depreciated over their useful life.

COMPETITION

     We are aware of several other manufacturers with significant commercial sales of CMP slurries for IC devices and many other companies are attempting to enter this market. During this fiscal year, competition has increased and we expect it to continue to intensify. In the data storage area we are aware of only two other manufacturers with significant commercial sales of CMP slurries for polishing the magnetic heads and the coating on the hard disks in hard disk drives. We believe the CMP polishing pad market is currently led by one principal supplier, Rodel. We may also face competition from other companies that develop CMP products, customers that currently have, or that may develop, in-house capability to produce their own CMP products, and from significant changes in technology, such as the development of polishing pads containing abrasives. We compete primarily on the basis of our product innovation, performance and level of service. We compete secondarily on the basis of our broad product offering, global supply assurance and, to a lesser extent, price. We believe that we presently compete favorably with respect to each of these factors. The CMP marketplace and CMP products are evolving, however, and there is no assurance that we will compete successfully in the future.

INTELLECTUAL PROPERTY

     Our intellectual property is important to our success and ability to compete. We currently have 39 U.S. patents and 59 pending U.S. patent applications covering CMP related products and processes. In most cases we file counterpart foreign patent applications. Many of these patents are important to our continued development of new and innovative products for CMP and related processes. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

     On February 28, 2002, we settled all pending patent infringement litigation involving us and one of our major competitors, Rodel Inc., for a one-time payment to Rodel of $1.0 million, which we recorded as expense in the second fiscal quarter, and we have no further financial obligation with respect to this matter. We received from Rodel a fully paid-up, royalty free, worldwide license in all patents that were the subject of the two suits and their foreign equivalents. For a further discussion of this litigation, see Item 3 -- Legal Proceedings of this Form 10-K.

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

EMPLOYEES

     As of September 30, 2002, we employed a total of 494 individuals, including 42 in sales and marketing, 158 in research and development, 51 in administration and 243 in operations. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages and in general consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

     Our principal U.S. facilities consist of:

     - a global headquarters and research and development facility in Aurora, Illinois, comprising approximately 200,000 square feet;

     - a commercial dispersion plant in Aurora, Illinois, comprising approximately 48,000 square feet;

     - a commercial dispersion plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet; and

     - an additional 13.2 acres of vacant land in Aurora, Illinois to accommodate the possibility of future growth.

     Our principal foreign facilities consist of:

     - a commercial dispersion plant in Geino, Japan, consisting of approximately 113,000 square feet; and

     - a distribution center in Ansung, South Korea consisting of approximately 16,000 square feet.

     As our business needs in South Korea have changed, in November 2002 we entered into a purchase and sale agreement with a third party to sell our distribution center and land in Ansung, South Korea. The sale is pending and estimated final proceeds approximate the net book value of the assets being sold.

     We lease land and a building from Cabot Corporation at a commercial dispersion plant in Barry, Wales consisting of approximately 22,000 square feet. We also lease office and lab space in Hsin-Chu, Taiwan consisting of approximately 5,000 square feet.

     We believe that our current facilities are suitable and adequate for their intended purpose and provide us with sufficient capacity and technological capability to meet our current and expected demand in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     On February 28, 2002, we settled all pending patent infringement litigation involving us and one of our major competitors, Rodel Inc., for a one-time payment to Rodel of $1.0 million, which we recorded as expense in the second fiscal quarter, and we have no further financial obligation with respect to this matter. The litigation, entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352) and Rodel, Inc. and Rodel Holdings, Inc. v. Cabot Corporation (Civil Action No. 99-256), had related to certain aspects of our slurry business and had been controlled by us, but had been between Rodel and our former parent, Cabot Corporation. Under the settlement, the suits were fully and permanently dismissed, and neither party admits liability. In addition, Cabot Microelectronics received from Rodel a fully paid-up, royalty free, worldwide license in all patents that were the subject of the two suits and their foreign equivalents.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information concerning our executive officers and their ages as of November 30, 2002.

NAME                                     AGE                         POSITION
----                                     ---   -----------------------------------------------------
Dr. Matthew Neville....................  48    Chairman of the Board, President and Chief Executive
                                               Officer
Martin M. Ellen........................  48    Vice President, Chief Financial Officer and Treasurer
                                               (through October 2002)
H. Carol Bernstein.....................  42    Vice President, Secretary and General Counsel
J. Michael Jenkins.....................  49    Vice President of Human Resources
Jeremy K. Jones........................  48    Vice President of New Business Development
Hiroyuki Nishiya.......................  44    Vice President of Asia Pacific Business Region
Kathleen A. Perry......................  45    Vice President of Research and Development
Daniel J. Pike.........................  39    Vice President of Operations
Stephen R. Smith.......................  43    Vice President of Marketing and Sales
Daniel S. Wobby........................  39    Acting Principal Financial Officer, Principal
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

     Martin M. Ellen served as our Vice President and Chief Financial Officer from March 2001 through October 2002, at which time he resigned to become Chief Financial Officer of another company. Mr. Ellen joined Cabot Microelectronics after serving as Senior Vice President and Chief Financial Officer of Whitman Corporation from October 1998 through the closing of its merger with PepsiAmericas, Inc. in 2001. From May 1998 through September 1998, Mr. Ellen was a founding member of Casas, Ellen & White, LLC, a venture management firm. From October 1996 to May 1998, Mr. Ellen was Executive Vice President and Chief Financial Officer of PrimeCare International, Inc., a healthcare services company. Mr. Ellen received a Bachelor of Science degree in accountancy from the University of Illinois, is a certified public accountant, and received a Masters of Management degree from the Kellogg Graduate School of Management at Northwestern University.

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

     Jeremy K. Jones has served as our Vice President, New Business Development since January 2001 and previously was our Director of New Business Development since March 2000. Mr. Jones also served as Pad Business Manager upon joining us in January 1999. Prior to joining us, Mr. Jones served as Market Development Manager at Motorola from 1997 to January 1999 and spent 20 years at Polaroid Corporation in various management positions. Mr. Jones earned a M.S. in Materials Engineering and B.S. in Mechanical Engineering from Worcester Polytechnic Institute in Worcester Massachusetts and a M.B.A. from Babson College in Wellesley, Massachusetts.

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

     Daniel S. Wobby has served as our Acting Principal Financial Officer since November 2002 and has served as our Corporate Controller since April 2000 and Principal Accounting Officer since June 2000. Mr. Wobby had served as Director of Finance since October 1997. Since 1989, Mr. Wobby held various accounting and operations positions with Cabot Corporation. Prior to joining Cabot Corporation, Mr. Wobby worked for Arthur Andersen LLP in the Commercial Audit Division. Mr. Wobby earned a B.S. in Accounting from St. Michael's College.

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

                                                               HIGH     LOW
                                                              ------   ------
Fiscal 2001
  First Quarter.............................................  $57.00   $36.63
  Second Quarter............................................   99.38    38.31
  Third Quarter.............................................   76.41    38.00
  Fourth Quarter............................................   79.34    48.31
Fiscal 2002
  First Quarter.............................................   81.16    43.15
  Second Quarter............................................   86.54    53.25
  Third Quarter.............................................   68.80    38.41
  Fourth Quarter............................................   49.81    34.75
Fiscal 2003 First Quarter (through November 29, 2002).......   61.02    33.25

     As of November 29, 2002, there were approximately 1,338 holders of record of our common stock. No dividends were declared or paid in fiscal 2002 and we currently do not anticipate paying cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for each of the five years ended September 30, 2002 has been derived from the audited consolidated financial statements. Certain amounts in the prior fiscal years have been reclassified to conform with the current year presentation.

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

     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

                       CABOT MICROELECTRONICS CORPORATION

                  SELECTED FINANCIAL DATA -- FIVE YEAR SUMMARY

                                                         YEAR ENDED SEPTEMBER 30,
                                            --------------------------------------------------
                                              2002       2001       2000      1999      1998
                                            --------   --------   --------   -------   -------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenue.................................  $235,165   $227,192   $181,156   $98,690   $58,831
  Cost of goods sold......................   113,067    108,419     86,290    48,087    29,747
                                            --------   --------   --------   -------   -------
       Gross profit.......................   122,098    118,773     94,866    50,603    29,084
  Operating expenses:
     Research and development.............    33,668     25,805     19,762    14,768    10,261
     Selling and marketing................     9,667      8,757      7,594     4,932     3,507
     General and administrative...........    17,458     21,054     19,974    11,107     8,148
     Litigation settlement................     1,000         --         --        --        --
     Amortization of intangibles..........       345        718        718       720       720
                                            --------   --------   --------   -------   -------
       Total operating expenses...........    62,138     56,334     48,048    31,527    22,636
                                            --------   --------   --------   -------   -------
  Operating income........................    59,960     62,439     46,818    19,076     6,448
  Other income, net.......................       763      1,049        130        --        --
                                            --------   --------   --------   -------   -------
  Income before income taxes..............    60,723     63,488     46,948    19,076     6,448
  Provision for income taxes..............    20,038     21,586     16,446     6,796     2,211
                                            --------   --------   --------   -------   -------
       Net income.........................  $ 40,685   $ 41,902   $ 30,502   $12,280   $ 4,237
                                            ========   ========   ========   =======   =======
Basic earnings per share..................  $   1.68   $   1.76   $   1.44   $  0.65
                                            ========   ========   ========   =======
Weighted average basic shares
  outstanding.............................    24,160     23,824     21,214    18,990
                                            ========   ========   ========   =======
Diluted earnings per share................  $   1.66   $   1.72   $   1.39   $  0.65
                                            ========   ========   ========   =======
Weighted average diluted shares
  outstanding.............................    24,565     24,327     21,888    18,990
                                            ========   ========   ========   =======
Cash dividends per share..................  $   0.00   $   0.00   $   3.71   $  0.00
                                            ========   ========   ========   =======

                                                              SEPTEMBER 30,
                                            --------------------------------------------------
                                              2002       2001       2000      1999      1998
                                            --------   --------   --------   -------   -------

CONSOLIDATED BALANCE SHEET DATA:
  Current assets..........................  $123,283   $ 96,454   $ 59,053   $26,120   $15,581
  Property, plant and equipment, net......   132,264     97,426     71,873    40,031    24,713
  Other assets............................     2,838      2,801      5,180     4,123     4,837
                                            --------   --------   --------   -------   -------
     Total assets.........................  $258,385   $196,681   $136,106   $70,274   $45,131
                                            ========   ========   ========   =======   =======
  Current liabilities.....................  $ 30,571   $ 26,366   $ 24,200   $ 7,775   $ 4,870
  Long-term debt..........................     3,500      3,500      3,500        --        --
  Other long-term liabilities.............    10,808        528        844       422       233
                                            --------   --------   --------   -------   -------
     Total liabilities....................    44,879     30,394     28,544     8,197     5,103
  Stockholders' equity....................   213,506    166,287    107,562    62,077    40,028
                                            --------   --------   --------   -------   -------
     Total liabilities and stockholders'
       equity.............................  $258,385   $196,681   $136,106   $70,274   $45,131
                                            ========   ========   ========   =======   =======

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

OVERVIEW

     We believe we are the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced IC devices within a process called chemical mechanical planarization ("CMP"). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers, and it is a necessary step in the production of advanced ICs. Planarization is a polishing process that levels and smooths, removing excess material from the surfaces of these layers. CMP slurries are liquid formulations that facilitate and enhance this polishing process and generally contain engineered abrasives and proprietary chemicals. CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers seek to shrink the size of these devices and to improve their performance.

     A majority of our CMP slurries are used to polish insulating layers and the tungsten plugs that go through the insulating layers and connect the multiple wiring layers of IC devices. We have developed specialized slurries used to polish copper, a metal used in wiring layers of IC device fabrication, and our products for this application have been well received. In addition, we have developed CMP slurries for polishing several components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we have become a strong participant in this market. We are continuing to develop slurries for new applications such as direct shallow trench isolation and noble metals. In addition, we are developing our own polishing pads for use in the CMP process. Like slurries, polishing pads are important consumables used in the CMP process. To broaden our portfolio of pad products, we recently entered into a distribution agreement with a third party to sell polishing pads while pursuing additional elements of our pad strategy.

     Prior to our initial public offering on April 4, 2000, we operated as a division of Cabot Corporation, a global chemical manufacturing company based in Boston, Massachusetts. Following our initial public offering, Cabot Corporation owned approximately 80.5 percent of Cabot Microelectronics. On September 29, 2000, Cabot Corporation effected the spin-off of Cabot Microelectronics by distributing 0.280473721 shares of our common stock as a dividend on each outstanding share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock.

BASIS OF PRESENTATION

     The following "Management's Discussion of Results of Operations" contains financial comparisons with prior periods that are affected by certain agreements entered into with Cabot Corporation during the fiscal year ended September 30, 2002. The effects of these agreements on the comparison of operating results are disclosed in the discussion that follows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to product returns, bad debts, inventory valuation, impairments of tangible and intangible assets, income taxes, warranty obligations, other accruals, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We provide for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected primarily by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Should actual incidences of product not meeting specifications and performance requirements differ from our estimates, revisions to the estimated warranty liability may be required.

     We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or unmarketable inventory. An inventory reserve is maintained based upon a historical percentage of actual inventory written off and for known conditions and circumstances. Should actual product marketability be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required. Also, the purchase cost of one of our key raw materials from one supplier changes significantly based on the total quantity of in-specification product purchased in a given fiscal year. During interim periods we determine inventory valuation and the amount charged to cost of goods sold for this raw material from this supplier based on the expected average cost over the entire fiscal year using our current full year forecast of purchases of this raw material from this supplier.

     We have entered into unconditional purchase obligations which include noncancelable purchase commitments and take-or-pay arrangements with suppliers. We review our material agreements and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

                                                          YEAR ENDED SEPTEMBER 30
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Total revenue........................................     100.0%     100.0%     100.0%
Cost of goods sold...................................      48.1       47.7       47.6
                                                       --------   --------   --------
Gross profit.........................................      51.9       52.3       52.4
  Research and development...........................      14.3       11.4       10.9
  Selling and marketing..............................       4.1        3.9        4.2
  General and administrative.........................       7.4        9.3       11.0
  Litigation settlement..............................       0.4         --         --
  Amortization of intangibles........................       0.1        0.3        0.4
                                                       --------   --------   --------
Operating income.....................................      25.5       27.4       25.9
Other income, net....................................       0.3        0.5        0.0
                                                       --------   --------   --------
Income before income taxes...........................      25.8       27.9       25.9
Provision for income taxes...........................       8.5        9.5        9.1
                                                       --------   --------   --------
Net income...........................................      17.3%      18.4%      16.8%

YEAR ENDED SEPTEMBER 30, 2002 VERSUS YEAR ENDED SEPTEMBER 30, 2001

REVENUE

     Total revenue was $235.2 million in 2002, which represented a 3.5%, or $8.0 million, increase from 2001. Of this increase, $5.2 million was due to a 2.3% increase in volume and $2.8 million was due to increased weighted average selling prices. Revenue related to copper products increased 115% over the prior year. Fiscal 2002 revenue would have been $2.0 million higher had the Japanese Yen average exchange rate for the year held constant with the prior year average.

     Total revenue in the second half of fiscal 2002 increased 32% over the first half of the year. We believe this is primarily due to higher production by our customers as a result of improvement in IC device inventories, which appeared to return to more normal levels during 2002. However, we have not yet seen an improvement in demand driven by end markets, as a lack of corporate information technology spending appears to have weighed heavily on the PC and computer-related markets. We also experienced an increase in competition this fiscal year and expect it to continue to intensify. The continued uncertainty in the semiconductor industry and the worldwide economy make it difficult for us to predict future revenue trends.

COST OF GOODS SOLD

     Total cost of goods sold was $113.1 million in 2002, which represented an increase of 4.3% or $4.6 million from 2001. Of this increase, $2.5 million was due to higher sales volume and $2.1 million was due to higher weighted average costs per gallon.

     With respect to the key raw materials used to make our products, we expect that the cost of fumed silica we purchase from Cabot Corporation used in the manufacture of CMP slurries will continue to increase according to the terms of our existing fumed metal oxide agreement with Cabot Corporation, which provides for a fixed annual increase in the price of silica of 2.0% of the initial price and additional increases if Cabot Corporation's raw material costs increase. Also, in order to meet certain of our needs for fumed alumina given the anticipated growth in sales of fumed alumina based slurries, in December 2001, we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to its fumed alumina terms. Under this fumed alumina supply agreement, Cabot Corporation expanded its capacity for the manufacture of fumed alumina and we have the first right to all this capacity. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if they produce more than a certain amount that meets our specifications per year. The terms of this agreement, along with those contained in the amendment to the fumed metal oxide agreement, were retroactive to October 2001 and our average cost per pound for alumina from Cabot Corporation since that time is higher than paid previously under the original fumed metal oxide agreement. Had we paid this higher average cost per pound for all fumed alumina purchased in fiscal 2001, cost of goods sold in that period would have increased by approximately $1.0 million.

     Certain costs will decrease in the future due to the expiration on June 30, 2002 of a contingent payment arrangement resulting from our 1995 acquisition of selected assets used or created in connection with the development and sale of polishing slurries. We had made payments under this agreement of 2.5% of applicable slurry revenue from July, 1995 through our last payment in August, 2002. Cost of goods sold for the quarter ended September 30, 2002 included a final payment of $0.6 million, which now completely terminates our obligation under this contract.

     Our need for additional quantities of key raw materials in the future has required and will continue to require that we enter into new supply arrangements with third parties. In July 2002, we entered into an agreement for certain materials with a supplier in which we are obligated to purchase, subject to the supplier's ability to deliver, certain minimum quantities based upon certain forecasted requirements over a one-year period. We do not expect this agreement to have a material effect on our cost of goods sold. However, we may enter into arrangements in the future that could result in costs which are higher than those in the existing agreements

GROSS PROFIT

     Our gross profit as a percentage of total revenue was 51.9% in 2002 as compared to 52.3% in 2001. The decrease in gross profit resulted primarily from an increase in fixed manufacturing costs offset partially by an increase in weighted average selling prices.

RESEARCH AND DEVELOPMENT

     Total research and development expenses were $33.7 million in 2002, which represented an increase of 30.5% or $7.9 million, from 2001. Research and development expense increased $2.3 million due to increased staffing, $2.0 million due to higher wafer purchases and $1.5 million due to depreciation and operating costs of our new R&D facility. An additional $1.1 million increase resulted from allocating certain common facility operating costs to R&D. These costs had previously been treated as general and administrative expense prior to the R&D facility addition to our existing office building. Key activities during the year involved the continued development of new and enhanced slurry products, with a significant focus on slurries for polishing copper, and new CMP polishing pad technology.

SELLING AND MARKETING

     Selling and marketing expenses were $9.7 million in 2002, which represented an increase of 10.4%, or $0.9 million, over 2001. The increase was primarily due to increased staffing in North America.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $17.5 million in 2002, which represented a decrease of 17.1%, or $3.6 million, from 2001. The decrease was primarily due to the absence of $0.7 million of stock compensation and other costs associated with an executive leaving the business in fiscal 2001, a net decrease in non-cash charges related to modifications of stock option agreements of $0.7 million, reduced relocation and recruiting costs of $0.5 million, decrease in professional fees of $0.7 million, decrease in facilities charges of $1.5 million due to the change in allocation of certain common facility operating costs described under Research and Development and a net decrease in the provision for doubtful accounts of $0.9 million. These reductions were partially offset by an increase in depreciation of $1.4 million associated with administrative areas of the R&D facility addition. We expect that general and administrative expenses will increase due to higher premiums and increased coverage with respect to directors and officers liability insurance.

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

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $0.3 million in 2002 compared to $0.7 million in 2001. The reduction of approximately $0.4 million occurred as we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2001, which required the amortization of goodwill to be discontinued and that goodwill be instead tested for impairment at least annually.

OTHER INCOME, NET

     Other income was $0.8 million in 2002, compared to $1.0 million in 2001. The decrease of approximately $0.2 million was primarily due to $0.7 million of interest expense from capital leases entered into during the current fiscal year, a payment of $0.3 million to Cabot Corporation to reimburse them for certain capital improvements made to equipment used to supply us with material that was abandoned and the absence of $0.2 million interest income on accounts receivable balances. These decreases were almost entirely offset by unrealized foreign exchange gains resulting from the strengthening of the Japanese Yen and increased interest income due to higher cash balances over the prior year.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 33.0% in 2002 and 34.0% in 2001. The decrease in the effective tax rate was mainly due to an increase in tax credits from expanded research and experimentation activities.

NET INCOME

     Net income was $40.7 million in 2002, which represented a decrease of 2.9%, or $1.2 million, from 2001 as a result of the factors discussed above.

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

COST OF GOODS SOLD

     Total cost of goods sold was $108.4 million in 2001, which represented an increase of 25.6% or $22.1 million from 2000. Of this increase, $17.8 million was due to higher sales volume and $4.3 million was due to higher weighted average costs per gallon. Cost of goods sold would have been $4.2 million higher in 2000 had our dispersion services and fumed metal oxide agreements with Cabot Corporation been in effect throughout the entire fiscal year. Higher costs per gallon resulted from a shift in product mix and higher raw material costs. Had the fumed alumina supply agreement with Cabot Corporation, which was entered into in December 2001, been in effect during the year ended September 30, 2001, cost of goods sold for that period would have increased by approximately $1.0 million.

GROSS PROFIT

     Our gross profit as a percentage of total revenue of 52.3% in 2001 was essentially flat as compared to 52.4% in 2000. Gross profit as a percentage of total revenue would have been 49.9% in 2000 had our dispersion services and fumed metal oxide agreements with Cabot Corporation been in effect throughout the entire fiscal year. On a comparable basis, the increase in gross profit of
2.4 percentage points resulted primarily from favorable product mix.

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

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $0.7 million in 2001 and 2000 resulting from goodwill and other intangible assets associated with the acquisition of selected distributor assets from a third party in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $53.5 million in 2002, $62.5 million in 2001 and $31.9 million in 2000. Our cash provided by operating activities in 2002 resulted from net income of $40.7 million plus non-cash items of $15.1 million which was offset partially by a net increase in working capital of $2.3 million. The increase in working capital resulted primarily from an increase in inventories and prepaid and other assets which were partially offset by increases in income taxes payable. Our principal funding requirements have been for additions to property, plant and equipment that support the expansion of our business and technological capability.

     In 2002, cash flows used in investing activities were $35.3 million, primarily due to the construction and completion of our new research and development facility in Aurora, Illinois, and equipping the facility with additional research and development equipment. We also purchased additional production-related equipment to be used in Aurora, Illinois and invested in the development and implementation of our stand-alone business information system. In 2001, cash flows used in investing activities were $35.3 million, primarily related to the capacity expansion of our Geino, Japan facility and construction of our new Aurora, Illinois research and development facility. In 2000, cash flows used in investing activities were $37.2 million, primarily related to the construction of our Aurora, Illinois manufacturing facility, the purchase of land and construction of a new distribution facility in Korea, the purchase of research and development equipment and the purchase of additional land in Geino, Japan.

     We had cash flows from financing activities of $3.6 million in 2002 which resulted from the issuance of common stock of $4.5 million for both the exercise of stock options and the Employee Stock Purchase Plan, offset partially by principal payments of $0.9 million made under capital lease obligations. In 2001 cash flows from financing activities of $10.4 million resulted from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan. In 2000, cash flows from financing activities of $15.2 million resulted primarily from capital contributions from Cabot Corporation of $10.1 million, net proceeds from our initial public offering of $82.8 million and borrowings of $17.0 million under a term credit facility. We paid Cabot Corporation dividends of $17.0 million in March 2000 and $64.3 million in April 2000. Also, during the third quarter of 2000, we repaid $13.5 million of borrowings under our term credit facility.

     At September 30, 2002 debt was comprised of an unsecured term loan in the amount of $3.5 million funded on the basis of the Illinois State Treasurer's Economic Program. This loan is due on April 3, 2005 and incurs interest at an annual rate of 4.68%. On July 10, 2001, the agreement between Cabot Microelectronics and LaSalle Bank for this loan was amended and restated. Although the loan amount of $3.5 million was unchanged, various other terms were revised and the termination date was amended from June 1, 2005 to April 3, 2005.

     On July 10, 2001 we entered into a $75.0 million unsecured revolving credit and term loan facility with a group of commercial banks which replaced our $25.0 million unsecured revolving credit facility and $8.5 million revolving line of credit, both of which were terminated. On February 5, 2002, this agreement was amended with no material changes in terms. Under this agreement, which terminates July 10, 2004, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding or were outstanding at September 30, 2001 under this credit facility and we are currently in compliance with the covenants.

     We estimate that our total capital expenditures in fiscal year 2003 will be approximately $24.0 million, approximately $0.6 million of which we have already spent as of October 31, 2002. Our major capital expenditures in 2003 are currently expected to be:

     - approximately $12.0 million for advanced clean room equipment, polishing and other equipment primarily for use in our new research and development facility; and

     - approximately $12.0 million for general expansion of operations and new business support.

     As our business needs in South Korea have changed, in November 2002 we entered into a purchase and sale agreement with a third party to sell our distribution center and land in Ansung, South Korea. The sale is pending and estimated final proceeds approximate the net book value of the assets being sold.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     At September 30, 2002 and 2001, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

     The following summarizes our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                            CONTRACTUAL OBLIGATIONS

                                                       LESS THAN    1-3     4-5    AFTER 5
                                               TOTAL    1 YEAR     YEARS   YEARS    YEARS
                                               -----   ---------   -----   -----   -------
                                                              (IN MILLIONS)
Long-term debt...............................  $ 3.5     $ 0.0     $ 3.5   $0.0     $0.0
Capital lease obligations....................   10.5       1.6       3.5    2.1      3.3
Operating leases.............................    1.1       0.4       0.5    0.1      0.1
Unconditional purchase obligations...........   26.4      12.3       6.7    2.8      4.6
Other long-term obligations..................    1.7       0.4       1.3    0.0      0.0
                                               -----     -----     -----   ----     ----
Total contractual cash obligations...........  $43.2     $14.7     $15.5   $5.0     $8.0
                                               =====     =====     =====   ====     ====

  LONG-TERM DEBT

     At September 30, 2002 debt was comprised of an unsecured term loan in the amount of $3.5 million funded under the Illinois State Treasurer's Economic Program. The interest rate is 4.68% and the loan is due April 3, 2005.

  CAPITAL LEASE OBLIGATIONS

     On December 12, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation. Under this agreement, Cabot Corporation expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina. Payments by us for capital costs for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments of approximately $0.3 million resulted in a $9.8 million lease obligation and related leased asset. The agreement has an initial five year term, which expires in 2006, but we can choose to renew the agreement for another five year term, which would expire in 2011. We also can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five year term. Capital lease payments to Cabot Corporation commenced in the second quarter of fiscal 2002 and a total of $0.9 million has been paid as of September 30, 2002.

     On January 11, 2002 we entered into a CMP tool and polishing consumables transfer agreement with a third party under which we agreed to transfer polishing consumables to them in return for a CMP polishing tool. The polishing tool has been treated as a capital lease and the aggregate fair market value of the polishing consumables resulted in a $2.0 million lease obligation. The agreement has approximately a three-year term, which expires in November 2004.

  OPERATING LEASES

     We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years and may be renewed by us.

  UNCONDITIONAL PURCHASE OBLIGATIONS

     Unconditional purchase obligations include our noncancelable purchase commitments and take-or-pay arrangements with suppliers. We operate under an amended fumed metal oxide agreement with Cabot Corporation for the purchase of two key raw materials, fumed silica and fumed alumina. We are obligated to purchase at least 90% of our six-month volume forecast of fumed silica and must pay the difference if we purchase less than that amount. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December of 2006. This agreement has an initial five year term, but we can choose to renew the agreement for another five year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Unconditional purchase obligations include $21.9 million of contractual commitments based upon our anticipated renewal of the agreement through December 2011.

     Unconditional purchase obligations also includes $0.6 million related to a purchase agreement entered into with a supplier in July 2002 for certain materials in which we are obligated to purchase, subject to the supplier's ability to deliver, certain minimum quantities based upon certain forecasted requirements over a one-year period. We currently anticipate meeting minimum forecasted purchase volume requirements.

     We also have a long-term agreement with a supplier to purchase materials for use in one of our product lines that is not currently in commercial production. As of September 30, 2002, we are obligated to purchase, subject to the supplier's ability to deliver, $3.2 million of materials over the remaining term of the agreement, which expires in June, 2005. There exists the possibility that we will not require the entire amount of material provided for under the agreement, but we still would be obligated to pay for it. We have not recorded a liability for this possible loss as we plan to and are evaluating the use of the production capabilities of this supplier in conjunction with this product line strategy. In fiscal 2001 and 2002, we made payments to this supplier of $0.5 million and $0.7 million, respectively for purchasing less than the contractual minimum. We also are required to reimburse the supplier for all approved research and development costs related to the materials. The supplier will repay these research and development reimbursements if our material purchases from them reach certain levels.

     In November 2002, we entered into a purchase agreement for certain materials with a supplier and we are obligated to purchase $0.2 million over the life of the contract. We also expect to purchase $0.5 million of capital assets to be placed in service at this supplier.

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

     On September 25, 2002 we entered into a licensing agreement for a product line under development. Under this agreement we are required to pay an annual non-refundable minimum annual licensing fee. In addition, we have committed to rent or purchase equipment to develop and commercialize the licensed product. This agreement is cancelable at any time and shall remain in effect until terminated upon the mutual agreement of the parties involved.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect the adoption of SFAS 143 will have a material impact on our consolidated financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting for the Impairment or Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). We do not expect the adoption of SFAS 144 will have a material impact on our consolidated financial position, results of operations, or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145") which is effective for fiscal years beginning after May 15, 2002. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. We do not expect the standard will have a significant impact on our consolidated financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which supercedes Emerging Issues Task Force Issue No. 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and its adoption will have no impact on our historical consolidated financial position, results of operations or cash flows.

     In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions," which is not applicable to us.

NON-AUDIT SERVICES PERFORMED BY EXTERNAL AUDITORS

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. During the period covered by this filing our Audit Committee preapproved the following non-audit services, which subsequently were or are being performed by PricewaterhouseCoopers LLP: (1) tax compliance consultations;
(2) tax compliance and advice related to our foreign operations and the creation of our foreign subsidiaries; and (3) tax consultations with respect to our Employee Stock Purchase and Equity Incentive Plans.

WEBSITE ACCESS TO REPORTS

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14a, current reports on Form 8-K, and any amendments to those reports, are made available free of charge on our company website at "www.cabotcmp.com" as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC). Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our company website by the end of the business day following the submission to the SEC of such filings.

CODE OF ETHICS

     We have adopted a code of business conduct for all of our employees and directors, including our principal executive officer, other executive officers, acting principal financial officer and senior financial personnel. A copy of our code of business conduct is attached hereto as Exhibit 10.34 and also is available on our company website at "www.cabotcmp.com". We intend to post on our website any material changes to, or waiver from our code of business conduct, if any, within two days of any such event.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

  WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN CMP CONSUMPTION

     Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt and improve our products in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices and these changes and advances are expected to continue in the future. One or more developments in the semiconductor or related industries may render our products obsolete or less important to the IC device manufacturing process.

 A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. In fiscal year 2002, our five largest customers, of which two are distributors, accounted for approximately 63% of our revenue, with Marketech, one of these distributors, and Intel accounting for approximately 24% and 16% of our revenue, respectively. In fiscal year 2001, our five largest customers accounted for approximately 55% of our revenue, with Marketech and Intel accounting for approximately 21% and 14% of our revenue, respectively.

 DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY A FURTHER DECLINE IN WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

     Our business is affected by current economic and industry trends and it is extremely difficult to predict sales of our products given uncertainties in these factors. During fiscal 2001 and the first and second fiscal quarters of 2002 the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories, affected our quarterly revenue trends. Although our third and fourth fiscal quarters of this year showed improvement over previous quarters, concerns remain regarding the health of the global economy and semiconductor industry and further declines or lack of improvement in current economic and industry conditions could adversely affect our business.

 ANY PROBLEM OR INTERRUPTION IN OUR SUPPLY FROM CABOT CORPORATION OR OTHER SUPPLIERS OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

     Fumed metal oxides, both fumed silica and fumed alumina, are the primary raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides or other key raw materials. We entered into a fumed metal oxide agreement with Cabot Corporation, which became effective upon completion of our initial public offering in April, 2000. In December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to fumed alumina. Under these agreements, Cabot Corporation continues to be our primary supplier of certain fumed metal oxides for our slurry products produced as of the date of the initial public offering with respect to fumed silica and as of the effective date of the new fumed alumina supply agreement with respect to certain amounts of fumed alumina. Under the fumed alumina supply agreement, Cabot Corporation expanded its capacity for the manufacture of fumed alumina to which we have first right to all capacity from the expansion and, under the amended fumed metal oxide agreement, we now have first right, subject to certain terms and conditions, to the fumed alumina capacity from that facility. We face the risk of significant increases in the price of fumed metal oxides under these agreements if Cabot Corporation's cost of production increases. It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation or another supplier is unable to supply us with sufficient quantities of fumed metal oxides which meet the quality required by our customers' supply needs and technical specifications, or encounters supply problems, including but not limited to any related to quality, functionality of equipment, natural disasters, work stoppages or raw material availability. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation or another supplier, may adversely affect us as well.

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

     We have also specifically engineered our slurry chemistries with key raw materials such as fumed metal oxides. A change in the fumed metal oxides or other key raw materials we use to make our slurry products could require us to modify our products. This modification may involve a significant amount of time and cost to complete and could require our customers to requalify our products, and therefore could have an adverse effect on our business and sales.

  OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR EXISTING OR FUTURE COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS OR IF ANY OF OUR MAJOR CUSTOMERS DEVELOP IN-HOUSE SLURRY MANUFACTURING CAPABILITY

     Competition has intensified in the past year, and increased competition from current CMP slurry manufacturers, new entrants to the CMP slurry market or a decision by any of our major customers to produce slurry products in-house could seriously harm our business and results of operations. Competition has increased from other existing providers of CMP slurries and opportunities exist for other companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. Some of our major customers, and some potential customers, currently manufacture slurries in-house and others have the financial and technological capability to do so. The existence or threat of increased competition and in-house production could limit or reduce the prices we are able to charge for our slurry products. In addition, our competitors may have or obtain intellectual property rights which may restrict our ability to market our existing products and/or to innovate and develop new products.

  BECAUSE WE HAVE LIMITED EXPERIENCE IN MANUFACTURING AND SELLING CMP POLISHING PADS, EXPANSION OF OUR BUSINESS INTO THIS AREA MAY NOT BE SUCCESSFUL

     An element of our strategy is to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including manufacturing CMP polishing pads. We have had limited experience in developing and marketing these products, which involve technologies and production processes that are relatively new to us. We, the suppliers of the raw materials that we use to develop our polishing pads, or the provider of pads for whom we act as distributor, may not be able to solve any technological or production problems that we or they may encounter. In addition, if we, our suppliers or pad provider are unable to keep pace with technological or other developments in the design and production of polishing pads, we will probably not be competitive in the polishing pad market. In addition, our competitors may have or obtain intellectual property rights which may restrict our ability to market our existing products and/or to innovate and develop new products. For these reasons, the expansion of our business into CMP polishing pads may not be successful.

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

  WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. For fiscal 2002, approximately 66% of our revenue was generated by sales to customers outside the United States. For fiscal 2001, approximately 62% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in foreign countries. These risks include, but are not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights. We have announced our intention to sell directly to customers in Europe, Singapore and Malaysia beginning in June, 2003. We currently service these customers through Metron, a third party distributor. Selling directly may increase our risk of conducting business in foreign countries.

  OUR ABILITY TO RAISE CAPITAL IN THE FUTURE MAY BE LIMITED AND THIS MAY LIMIT OUR ABILITY TO EXPAND OUR BUSINESS AND IMPROVE OUR TECHNOLOGY

     We plan to expand our business and continue to improve our technology. This may require funds in excess of those generated from operating activities and from those available under existing credit facilities. Therefore, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our financial condition or results of operations. Additional equity financing may be dilutive to the holders of our common stock and additional debt financing, if available, may involve restrictive covenants.

  HISTORICAL FINANCIAL INFORMATION PRIOR TO FISCAL 2001 MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY

     The historical financial information we have presented may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity for fiscal years prior to 2001 and may not be indicative of what our results of operations, financial position and cash flows will be in the future. As a result, information to evaluate our business is limited. This is because when we were a division of Cabot Corporation, Cabot Corporation provided us with various services and allocated expenses for these services to us in amounts that may not have been the same as the expenses we would have incurred had we performed or acquired these services ourselves. At the time of our initial public offering, we changed our fumed metal oxide supply and dispersion services arrangements with Cabot Corporation and the prices we are paying and anticipate paying in the future under these and other arrangements. In December 2001 we entered into an amendment to the fumed metal oxide agreement and a new agreement for the purchase of fumed alumina. Also, the historical financial information for the periods prior to our initial public offering does not reflect other events and changes that have occurred as a result of our separation from Cabot Corporation, including the establishment of our capital structure, the incurrence of debt and changes in our expenses as a result of new employee, tax and other structures and matters.

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

     At the time of the filing of our Form 10-Q for the quarterly period ended December 31, 2001 and through April 2002, two officers of Cabot Corporation served as members of our board of directors. Because of these relationships, which ceased as of April 2002, we make the following disclosures: during fiscal 2001, we purchased approximately $49.5 million of fumed metal oxides from Cabot Corporation under the fumed metal oxide agreement. During fiscal 2002, we paid Cabot Corporation $38.8 million under that agreement. The fumed alumina supply agreement did not become effective until fiscal 2002, and we paid no amount to Cabot Corporation under it in fiscal 2001. During fiscal 2002 we paid Cabot Corporation $5.2 million under the fumed alumina supply agreement.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and, to a lesser extent, the British Pound and the Euro. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. However, we may be unable to hedge these exposures completely. Approximately 15% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts for speculative or trading purposes.

  MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     During the third and fourth fiscal quarters of 2002 we had a foreign exchange exposure related to a note receivable denominated in Japanese Yen which resulted in unrealized foreign exchange gains of $1.5 million. In the fourth fiscal quarter we hedged this exposure and now believe that our exposure to foreign currency exchange rate risk on this note is not material.

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of September 30, 2002, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  CABOT MICROELECTRONICS CORPORATION
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Independent Accountants.........................   33
  Consolidated Statements of Income for the years ended
     September 30, 2002, 2001 and 2000......................   34
  Consolidated Balance Sheets at September 30, 2002 and
     2001...................................................   35
  Consolidated Statements of Cash Flows for the years ended
     September 30, 2002, 2001 and 2000......................   36
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended September 30, 2002, 2001 and
     2000...................................................   37
  Notes to the Consolidated Financial Statements............   38
  Selected Quarterly Operating Results......................   58
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   59

     All other schedules are omitted, because they are not required, are not applicable, or the information is included in the financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Stockholders of Cabot Microelectronics Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
October 22, 2002

                       CABOT MICROELECTRONICS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenue.....................................................  $235,165    $227,192    $181,156
Cost of goods sold..........................................   113,067     108,419      86,290
                                                              --------    --------    --------
       Gross profit.........................................   122,098     118,773      94,866
Operating expenses:
  Research and development..................................    33,668      25,805      19,762
  Selling and marketing.....................................     9,667       8,757       7,594
  General and administrative................................    17,458      21,054      19,974
  Litigation settlement.....................................     1,000          --          --
  Amortization of intangibles...............................       345         718         718
                                                              --------    --------    --------
     Total operating expenses...............................    62,138      56,334      48,048
                                                              --------    --------    --------
Operating income............................................    59,960      62,439      46,818
Other income, net...........................................       763       1,049         130
                                                              --------    --------    --------
Income before income taxes..................................    60,723      63,488      46,948
Provision for income taxes..................................    20,038      21,586      16,446
                                                              --------    --------    --------
     Net income.............................................  $ 40,685    $ 41,902    $ 30,502
                                                              ========    ========    ========
Basic earnings per share....................................  $   1.68    $   1.76    $   1.44
                                                              ========    ========    ========
Weighted average basic shares outstanding...................    24,160      23,824      21,214
                                                              ========    ========    ========
Diluted earnings per share..................................  $   1.66    $   1.72    $   1.39
                                                              ========    ========    ========
Weighted average diluted shares outstanding.................    24,565      24,327      21,888
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 69,605    $ 47,677
  Accounts receivable, less allowance for doubtful accounts
     of $667 at September 30, 2002 and $1,014 at September
     30, 2001...............................................    26,082      26,735
  Inventories...............................................    21,959      16,806
  Prepaid expenses and other current assets.................     2,654       1,742
  Deferred income taxes.....................................     2,983       3,494
                                                              --------    --------
       Total current assets.................................   123,283      96,454
Property, plant and equipment, net..........................   132,264      97,426
Goodwill....................................................     1,373       1,045
Other intangible assets, net................................       935       1,562
Deferred income taxes and other assets......................       530         194
                                                              --------    --------
       Total assets.........................................  $258,385    $196,681
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 11,748    $ 13,557
  Capital lease obligations.................................     1,585          --
  Accrued expenses, income taxes payable and other current
     liabilities............................................    17,238      12,809
                                                              --------    --------
       Total current liabilities............................    30,571      26,366
  Long-term debt............................................     3,500       3,500
  Capital lease obligations.................................     8,865          --
  Deferred income taxes.....................................     1,514         268
  Deferred compensation and other long term liabilities.....       429         260
                                                              --------    --------
       Total liabilities....................................    44,879      30,394
Commitments and contingencies (Note 20)
Stockholders' equity:
  Common stock:
     Authorized: 200,000,000 shares, $0.001 par value Issued
      and outstanding: 24,254,819 shares at September 30,
      2002 and 24,079,997 shares at September 30, 2001......        24          24
  Capital in excess of par value of common stock............   114,116     107,335
  Retained earnings.........................................   101,125      60,440
  Accumulated other comprehensive loss......................    (1,688)     (1,191)
  Unearned compensation.....................................       (71)       (321)
                                                              --------    --------
       Total stockholders' equity...........................   213,506     166,287
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $258,385    $196,681
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 40,685   $ 41,902   $ 30,502
  Adjustments to reconcile net income to net cash provided
     by
     operating activities:
     Depreciation and amortization..........................    12,009      7,787      4,891
     Noncash compensation expense and non-employee stock
       option expense.......................................       475      1,822      4,451
     Provision for inventory writedown......................       517        902        434
     Provision for doubtful accounts........................      (154)       781        183
     Stock option income tax benefits.......................     2,059      6,587         --
     Deferred income taxes..................................     1,756       (394)    (2,117)
     Unrealized foreign exchange gain.......................    (1,504)        --         --
     Loss on disposal of property, plant and equipment......        98        131         85
     Other noncash expenses, net............................      (109)        --         --
  Changes in operating assets and liabilities:
     Accounts receivable....................................       713      1,892    (11,177)
     Inventories............................................    (4,429)    (2,827)    (8,865)
     Prepaid expenses and other assets......................    (1,255)     1,196     (3,037)
     Accounts payable, accrued liabilities and other current
       liabilities..........................................       158      2,997     16,258
     Income taxes payable, deferred compensation and other
       noncurrent liabilities...............................     2,481       (232)       262
                                                              --------   --------   --------
Net cash provided by operating activities...................    53,500     62,544     31,870
                                                              --------   --------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (35,259)   (35,328)   (38,923)
  Proceeds from the sale of property, plant and equipment...        --          2      1,675
                                                              --------   --------   --------
Net cash used in investing activities.......................   (35,259)   (35,326)   (37,248)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt..............        --         --     17,000
  Repayments of long-term debt..............................        --         --    (13,500)
  Net capital contributed by Cabot Corporation..............        --         --     10,070
  Net proceeds from issuance of stock.......................     4,500     10,390     82,765
  Principal payments under capital lease obligations........      (857)        --         --
  Dividends paid to Cabot Corporation.......................        --         --    (81,300)
  Net proceeds from stockholder.............................        --         --        124
                                                              --------   --------   --------
Net cash provided by financing activities...................     3,643     10,390     15,159
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................        44         98        152
                                                              --------   --------   --------
Increase in cash............................................    21,928     37,706      9,933
Cash and cash equivalents at beginning of year..............    47,677      9,971         38
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 69,605   $ 47,677   $  9,971
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $ 14,028   $ 15,059   $ 11,448
  Cash paid for interest....................................       869        304        350
Supplemental disclosure of non-cash investing and financing
  activities:
  Issuance of restricted stock..............................  $     10   $    660   $    123
  Assets acquired under capital leases (Note 10)............  $ 11,770   $     --   $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              COMMON                             ACCUMULATED
                                                              STOCK,      CAPITAL                   OTHER
                                                  PARENT      $0.001     IN EXCESS   RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                                INVESTMENT   PAR VALUE    OF PAR     EARNINGS      INCOME          INCOME
                                                ----------   ---------   ---------   --------   -------------   -------------
                                                                               (IN THOUSANDS)
BALANCE AT SEPTEMBER 30, 1999.................   $ 46,629                            $ 16,714      $   974
Capital contribution from Cabot Corporation...      6,900                $  2,225
Capitalization of Cabot Microelectronics......    (53,586)      $19        53,567
Dividend paid to Cabot Corporation............                            (52,622)    (28,678)
Proceeds from initial public offering (net)...                    5        82,760
Issuance of stock options to non-Cabot
 Microelectronics employees...................                              2,113
Issuance of Cabot Corporation restricted stock
 under employee compensation plans............         57
Amortization of deferred compensation.........
Issuance of Cabot Microelectronics restricted
 stock under employee compensation plans......                                123
Amortization of unearned compensation on
 restricted stock.............................
Accelerated vesting of Cabot Corporation
 restricted stock under deferred compensation
 plan.........................................
Proceeds from stockholder.....................                                124
Net income....................................                                         30,502                      $30,502
Foreign currency translation adjustment.......                                                        (182)           (182)
                                                                                                                   -------
Total comprehensive income....................                                                                     $30,320
                                                                                                                   =======
                                                 --------       ---      --------    --------      -------
BALANCE AT SEPTEMBER 30, 2000.................         --        24        88,290      18,538          792
Exercise of stock options.....................                              8,746
Tax benefit on stock options exercised........                              6,587
Issuance of Cabot Microelectronics restricted
 stock under employee compensation plans......                                660
Amortization of unearned compensation on
 restricted stock.............................
Issuance of stock options to non-Cabot
 Microelectronics employees...................                                106
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan.................                              1,651
Modification of stock award grants............                              1,295
Net income....................................                                         41,902                      $41,902
Net unrealized loss on derivative
 intruments...................................                                                        (632)           (632)
Foreign currency translation adjustment.......                                                      (1,351)         (1,351)
                                                                                                                   -------
Total comprehensive income....................                                                                     $39,919
                                                                                                                   =======
                                                 --------       ---      --------    --------      -------
BALANCE AT SEPTEMBER 30, 2001.................         --        24       107,335      60,440       (1,191)
Exercise of stock options.....................                              3,169
Tax benefit on stock options exercised........                              2,059
Amortization of unearned compensation on
 restricted stock.............................
Issuance of Cabot Microelectronics restricted
 stock under deposit share plan...............                                 30
Issuance of stock options to non-Cabot
 Microelectronics employees...................                                 37
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan.................                              1,308
Modification of stock award grants............                                178
Net income....................................                                         40,685                      $40,685
Net unrealized gain on derivative
 intruments...................................                                                          32              32
Foreign currency translation adjustment.......                                                        (529)           (529)
                                                                                                                   -------
Total comprehensive income....................                                                                     $40,188
                                                                                                                   =======
                                                 --------       ---      --------    --------      -------
BALANCE AT SEPTEMBER 30, 2002.................   $     --       $24      $114,116    $101,125      $(1,688)
                                                 ========       ===      ========    ========      =======


                                                  UNEARNED
                                                COMPENSATION    TOTAL
                                                ------------   --------
                                                    (IN THOUSANDS)
BALANCE AT SEPTEMBER 30, 1999.................    $(2,240)     $ 62,077
Capital contribution from Cabot Corporation...                    9,125
Capitalization of Cabot Microelectronics......                       --
Dividend paid to Cabot Corporation............                  (81,300)
Proceeds from initial public offering (net)...                   82,765
Issuance of stock options to non-Cabot
 Microelectronics employees...................                    2,113
Issuance of Cabot Corporation restricted stock
 under employee compensation plans............        (57)           --
Amortization of deferred compensation.........      1,180         1,180
Issuance of Cabot Microelectronics restricted
 stock under employee compensation plans......       (123)           --
Amortization of unearned compensation on
 restricted stock.............................         41            41
Accelerated vesting of Cabot Corporation
 restricted stock under deferred compensation
 plan.........................................      1,117         1,117
Proceeds from stockholder.....................                      124
Net income....................................
Foreign currency translation adjustment.......
Total comprehensive income....................                   30,320
                                                  -------      --------
BALANCE AT SEPTEMBER 30, 2000.................        (82)      107,562
Exercise of stock options.....................                    8,746
Tax benefit on stock options exercised........                    6,587
Issuance of Cabot Microelectronics restricted
 stock under employee compensation plans......       (660)            0
Amortization of unearned compensation on
 restricted stock.............................        421           421
Issuance of stock options to non-Cabot
 Microelectronics employees...................                      106
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan.................                    1,651
Modification of stock award grants............                    1,295
Net income....................................
Net unrealized loss on derivative
 intruments...................................
Foreign currency translation adjustment.......
Total comprehensive income....................                   39,919
                                                  -------      --------
BALANCE AT SEPTEMBER 30, 2001.................       (321)      166,287
Exercise of stock options.....................                    3,169
Tax benefit on stock options exercised........                    2,059
Amortization of unearned compensation on
 restricted stock.............................        260           260
Issuance of Cabot Microelectronics restricted
 stock under deposit share plan...............        (10)           20
Issuance of stock options to non-Cabot
 Microelectronics employees...................                       37
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan.................                    1,308
Modification of stock award grants............                      178
Net income....................................
Net unrealized gain on derivative
 intruments...................................
Foreign currency translation adjustment.......
Total comprehensive income....................                   40,188
                                                  -------      --------
BALANCE AT SEPTEMBER 30, 2002.................    $   (71)     $213,506
                                                  =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

     The consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. Our consolidated financial statements reflect the historical results of operations, financial position and cash flows of Cabot Microelectronics which, prior to the initial public offering and spin-off, operated as a division and subsidiary (incorporated October, 1999) of Cabot Corporation ("Cabot Corporation"). We operate predominantly in one industry segment -- the development, manufacture, and sale of CMP slurries.

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

     During the second fiscal quarter of 2002, we established the following wholly-owned subsidiaries: Cabot Microelectronics Global Corporation, Nihon Cabot Microelectronics KK and Cabot Microelectronics Japan KK. The consolidated financial statements include the accounts of Cabot Microelectronics and these subsidiaries and all intercompany transactions and balances between the companies have been eliminated.

     For the year ended September 30, 2000, the consolidated statement of income includes an allocation from Cabot Corporation of employee benefits and costs of shared services (including legal, finance, human resources, information systems, corporate office, and safety, health and environmental expenses). These costs were allocated to Cabot Microelectronics based on criteria that management believes to be equitable, such as Cabot Microelectronics' revenue, headcount, or actual utilization in proportion to Cabot Corporation's revenue, headcount, or actual utilization. Management believes this provides a reasonable estimate of the costs attributable to Cabot Microelectronics. For the year ended September 30, 2000, such allocated costs amounted to $5,728. Allocated costs may not necessarily be indicative of the costs that would have been incurred by Cabot Microelectronics on a stand-alone basis.

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

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Buildings...................................................     20-25 years
Machinery and equipment.....................................      5-10 years
Furniture and fixtures......................................      5-10 years
Information systems.........................................       3-5 years
Assets under capital leases.................................   Term of lease

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

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets were acquired in connection with a July 1995 purchase of selected assets (see Note 4). Other intangible assets consist of trade secrets and know-how, distribution rights and customer lists. Goodwill has historically been amortized on the straight-line basis over 10 years. Effective October 1, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with the statement, we ceased amortizing goodwill and perform impairment tests at least annually. We determined that goodwill was not impaired as of September 30, 2002. Intangible assets continue to be amortized over their estimated useful lives.

  IMPAIRMENT OF LONG-LIVED ASSETS

     We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. We believe that no material impairment exists at September 30, 2002.

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

  FOREIGN EXCHANGE MANAGEMENT

     We transact business in various foreign currencies, primarily the Japanese Yen, British Pound and the Euro. Our exposure to foreign currency exchange risks has not been significant because a significant portion of our foreign sales are denominated in U.S. dollars. However, we have entered into forward contracts in an effort to manage foreign currency exchange exposure regarding our receivable and payable positions denominated in foreign currencies, and in fiscal 2001, commitments for construction costs associated with our Geino, Japan expansion. The purpose of our foreign currency management activity is to mitigate the risk that eventual cash flow requirements from significant foreign currency commitments or transactions may be adversely affected by changes in exchange rates from the commitment or transaction date through the settlement date. We do not currently use derivative financial instruments for trading or speculative purposes.

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The recorded amounts of cash, accounts receivable, accounts payable and long-term debt approximate their fair values.

  CONCENTRATION OF CREDIT RISK

     Financial instruments that subject us to concentrations of credit risk consist principally of accounts receivable. We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral to secure accounts receivable. Our exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry and global economy. We historically have not experienced material losses relating to accounts receivables from individual customers or groups of customers and maintain an allowance for doubtful accounts based on an assessment of the collectibility of such accounts.

     Portion of revenue from customers who represented more than 10% of revenue were as follows:

                                                             YEAR ENDED SEPTEMBER 30,
                                                             ------------------------
                                                             2002      2001      2000
                                                             ----      ----      ----
Customer A.................................................  16%       14%       15%
Customer B.................................................  24%       21%       17%
Customer C.................................................   3%        5%       11%

     Customers B and C in the above table are distributors.

     The three customers above accounted for 29.7% and 37.1% of net accounts receivable at September 30, 2002 and 2001, respectively.

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

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to reported net income as if we had elected to recognize compensation cost based on the fair value of stock based awards to employees of Cabot Microelectronics as prescribed by SFAS 123.

  EARNINGS PER SHARE

     Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period, and diluted earnings per share is calculated based on the weighted average of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. The calculation of weighted average shares outstanding for the year ended September 30, 2000 includes the pro forma 18,989,744 shares that were owned by Cabot Corporation prior to the closing of our initial public offering.

  COMPREHENSIVE INCOME

     Comprehensive income differs from net income due to foreign currency translation adjustments and net unrealized gains and losses on derivative instruments.

  USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect the adoption of SFAS 143 will have a material impact on our consolidated financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting for the Impairment or Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). We do not expect the adoption of SFAS 144 will have a material impact on our consolidated financial position, results of operations, or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145") which is effective for fiscal years beginning after May 15, 2002. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. We do not expect the standard will have a significant impact on our consolidated financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which supercedes Emerging Issues Task Force Issue No. 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires companies to recognize costs associated with exit or

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption will have no impact on our historical consolidated financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions," which is not applicable to us.

3.  ARRANGEMENTS WITH CABOT CORPORATION

     Our relationship with Cabot Corporation following the initial public offering and spin-off are currently governed by the following agreements:

  FUMED METAL OXIDE AGREEMENT

     A fumed metal oxide supply agreement with Cabot Corporation for the supply of fumed silica and fumed alumina became effective upon the closing of our initial public offering and was amended on December 12, 2001 with respect to its terms for fumed alumina. Cabot Corporation continues to be the primary supplier, subject to certain terms and conditions, of certain fumed metal oxides for our slurry products produced as of the date of our initial public offering with respect to fumed silica and as of the effective date of the fumed alumina supply agreement with respect to certain amounts of fumed alumina. The agreement provides for a fixed annual increase in the price of fumed silica of approximately 2% and additional increases if Cabot Corporation's raw material costs increase. The agreement contains provisions requiring Cabot Corporation to supply us with fumed silica in specified volumes. We are obligated to purchase at least 90% of the six-month volume forecast and must pay the difference if we purchase less than that amount. In addition, we are obligated to pay all reasonable costs incurred by Cabot Corporation to provide quality control testing at levels greater than that which Cabot Corporation provides to other customers. Under the agreement and its amendment, Cabot Corporation also supplies fumed alumina on terms generally similar to those described above, except that certain of the forecast requirements do not apply to fumed alumina, and the price is fixed and unchanged for a base level of production, and we agreed to pay a higher incentive price for volumes above that level. The terms related to fumed alumina now provide us with the first right, subject to certain terms and conditions, to all fumed alumina that is subject to the fumed metal oxide agreement. Cabot Corporation is not permitted to sell fumed metal oxides to third parties for use in CMP applications.

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

  FUMED ALUMINA SUPPLY AGREEMENT

     Until December, 2001, we purchased fumed alumina from Cabot Corporation only under the fumed metal oxide agreement. In order to meet our needs for fumed alumina given the anticipated growth in sales of fumed alumina based slurries, we entered into a fumed alumina supply agreement with Cabot Corporation on December 12, 2001. Under the fumed alumina supply agreement, Cabot Corporation expanded its capacity for the manufacture of fumed alumina to which we have first right to all capacity from the expansion and, under the amended fumed metal oxide agreement, we now have first right, subject to certain terms and conditions, to the capacity from that facility. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if Cabot

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Corporation produces more than a certain amount per year. Quarterly capital lease payments of approximately $300 with respect to capital costs will be made over the ten year period of the agreement. The agreement has an initial five year term and we may renew the agreement for an additional five years to 2011. We also may choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after five years.

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

  FACILITIES LEASE ARRANGEMENTS

     Beginning in March 2000, we began subleasing from Cabot Corporation the land and building in Barry, Wales that we utilize in our business. As noted below under the caption "Master Separation Agreement", these assets were not transferred to Cabot Microelectronics and accordingly, have not been included in our balance sheet at September 30, 2002 and 2001. The lease will expire after ten years, subject to earlier termination under certain circumstances.

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

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Further, as of September 29, 2000 Cabot Microelectronics and Cabot Corporation entered into a tax reporting and cooperation agreement that clarifies certain additional tax matters not specifically addressed by the Internal Revenue Service Private Letter Ruling and the Tax Sharing Agreement. Pursuant to the agreement, and subject to relevant tax regulation, Cabot Microelectronics will claim the benefit of all tax deductions resulting from the awards granted to either Cabot Corporation or Cabot Microelectronics employees under the Cabot Microelectronics 2000 Equity Incentive Plan. We are also responsible for collecting and remitting all required taxes and paying all employer taxes related to these awards.

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

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  EMPLOYEE MATTERS AGREEMENT

     We have an employee matters agreement with Cabot Corporation under which we are, with certain exceptions, solely responsible for the compensation and benefits of our employees who are former employees of Cabot Corporation. The principal exception is the retirement benefits for these employees. Cabot Corporation's tax-qualified retirement plans retain all assets and liabilities relating to our employees who are former employees of Cabot Corporation (subject to any distributions from the plans that are required or permitted by the plans and applicable law).

4.  ACQUISITION OF SELECTED ASSETS

     On July 3, 1995, we acquired selected assets used or created in connection with the development and sale of polishing slurries. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price of $9,800 was allocated to the net assets acquired based on their estimated fair values. Identifiable intangible assets, consisting primarily of trade secrets and know-how, distribution rights, customer lists and workforce in place, were valued at $4,300 and were amortized on a straight-line basis over their estimated useful lives of 7-10 years. The excess of purchase price over the fair value of the net assets acquired (goodwill) was approximately $2,800. Effective October 1, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in the reclassification of a portion of intangible assets regarding workforce in place to goodwill. We determined that the resulting unamortized goodwill balance of $1,326 was not impaired. In accordance with the statement, we ceased amortizing goodwill and perform impairment tests at least annually. Accumulated amortization of intangible assets as of September 30, 2002 and 2001 was $2,615 and $2,738, respectively. In addition to the purchase price, we also made contingent payments in the amount of 2.5% of applicable slurry revenue. These payments were recorded and paid on a monthly basis and are included in cost of goods sold. In fiscal 2002 we finished making these contingent payments, which completely terminated our obligation under this contract.

     The changes in the carrying value of goodwill for fiscal year 2002 are as follows:

Balance as of September 30, 2001............................  $1,045
Reclassification of workforce in place......................     281
Acquired goodwill...........................................      47
                                                              ------
Balance as of September 30, 2002............................  $1,373
                                                              ======

     The components of intangible assets are as follows:

                                                2002                            2001
                                    -----------------------------   -----------------------------
                                    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                        AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                    --------------   ------------   --------------   ------------
Trade secrets and know-how........      $2,550          $1,850          $2,550          $1,600
Workforce in place................          --              --             750             469
Distribution rights, customer
  lists and other.................       1,000             765           1,000             669
                                        ------          ------          ------          ------
     Total intangible assets......       3,550           2,615           4,300           2,738
                                        ======          ======          ======          ======

     Amortization expense for the net carrying amount of intangible assets at September 30, 2002 is estimated to be $340 in fiscal 2003, $340 in fiscal 2004 and $255 in 2005.

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVENTORIES

     Inventories consisted of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Raw materials...............................................  $13,779   $11,981
Work in process.............................................    1,173        42
Finished goods..............................................    7,007     4,783
                                                              -------   -------
Total.......................................................  $21,959   $16,806
                                                              =======   =======

6.  CAPITALIZED SOFTWARE

     We have implemented a new global business information system that replaced Cabot Corporation's systems, and we have capitalized costs related to this internal use software project in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This system was placed in service in fiscal 2002 at a cost of $5,213. Depreciation expense of $695 was recognized in fiscal 2002.

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Land........................................................  $ 13,705   $ 11,253
Buildings...................................................    55,458     39,223
Machinery and equipment.....................................    61,492     45,445
Furniture and fixtures......................................     4,657      2,034
Information systems.........................................     8,740      1,314
Capital leases..............................................    11,770         --
Construction in progress....................................     3,758     13,676
                                                              --------   --------
Total property, plant and equipment.........................   159,580    112,945
Less: accumulated depreciation and amortization of assets
  under capital leases......................................   (27,316)   (15,519)
                                                              --------   --------
Net property, plant and equipment...........................  $132,264   $ 97,426
                                                              ========   ========

     Depreciation expense, including amortization of assets recorded under capital leases, was $11,667, $7,069 and $4,174 for the years ended September 30, 2002, 2001 and 2000, respectively.

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

     Accrued expenses, income taxes and other current liabilities consisted of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Raw material accruals.......................................  $   851   $   609
Accrued compensation........................................    8,302     8,220
Warranty accrual............................................      858     1,255
Fixed asset accrual.........................................    1,375        54
Income taxes payable........................................    2,662       237
Other.......................................................    3,190     2,434
                                                              -------   -------
Total.......................................................  $17,238   $12,809
                                                              =======   =======

9.  LONG-TERM DEBT

     At September 30, 2002 long-term debt was comprised of an unsecured term loan in the amount of $3,500 funded on the basis of the Illinois State Treasurer's Economic Program. This loan is due on April 3, 2005 and incurs interest at an annual rate of 4.68%.

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

10.  CAPITAL LEASE OBLIGATIONS

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

     On January 11, 2002 we entered into a CMP tool and polishing consumables transfer agreement with a third party under which we agreed to transfer polishing consumables to them in return for a CMP polishing tool. The polishing tool has been treated as a capital lease for accounting purposes and is valued based on the aggregate fair market value of the polishing consumables, which resulted in a $1,994 lease obligation. The agreement has approximately a three-year term, which expires in November 2004.

11.  DERIVATIVES

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

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     During fiscal 2001 we entered into two cash flow hedges to cover commitments involving construction contracts associated with our Geino, Japan expansion. The adoption of SFAS 133 resulted in a reduction to comprehensive income for the twelve months ended September 30, 2001 of $632. We will reclassify losses currently in other comprehensive income associated with the cash flow hedges into earnings in the same period or periods in which the related assets affect earnings, which resulted in a gain of $32 in other comprehensive income in fiscal 2002. There were no other significant derivatives as of September 30, 2002.

     At September 30, 2002 we had one forward contract selling Japanese Yen related to an intercompany note with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net exposure in Japanese Yen.

12.  DEFERRED COMPENSATION

     Under the Directors' Deferred Compensation Plan, which became effective March 13, 2001, certain non-employee directors elected to defer their compensation to future periods. Amounts deferred under the plan were $136 and $111 as of September 30, 2002 and 2001, respectively. We do not currently maintain a deferred compensation plan for employees.

     In fiscal 2000, certain officers and employees of Cabot Microelectronics elected to defer certain percentages of their compensation to future periods under the Cabot Corporation Supplemental Employee Retirement Plan. This program was discontinued for Cabot Microelectronics employees effective September 30, 2000 and the $684 deferred as of that date was rolled over to the Cabot Microelectronics Corporation Supplemental Employee Retirement Plan ("SERP") explained in Note 15.

13.  JOINT DEVELOPMENT AGREEMENT

     In September 1998, we entered into a three-year joint development agreement with a third party in the semiconductor industry. Under the agreement, we provided the third party with CMP slurries of up to $3,000 over the three-year period in exchange for the use of CMP equipment provided by the third party. The arrangement has been accounted for as a nonmonetary transaction in accordance with APB No. 29 "Accounting for Nonmonetary Transactions." The CMP equipment has been accounted for as an operating lease in accordance with SFAS No. 13, "Accounting for Leases." The cost of leasing the CMP equipment was valued based upon the slurries that the third party was entitled to receive over the three-year period. The agreement was extended through December 31, 2001, and we purchased the CMP equipment for $106 at the end of the lease. Total revenue recognized under this agreement was $131 and $684, for the year ended September 2002 and 2001, respectively. Lease expense of $637 was recognized in fiscal 2001 and no lease expense was recorded in fiscal 2002.

14.  PENSION PLANS AND POSTRETIREMENT BENEFITS

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

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     - Cabot Corporation's postretirement plan, providing certain healthcare and life insurance benefits to retired employees.

     Those Cabot Corporation employees who accepted employment with Cabot Microelectronics terminated their participation in certain Cabot Corporation benefit plans as a result of the spin-off on September 29, 2000, but maintained their vested and unvested rights in the above mentioned plans. Cabot Corporation allocated periodic benefit costs (income) to Cabot Microelectronics as follows:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
Pension (CBP)...............................................    $--       $--      $(86)
Employee Stock Ownership Plan (ESOP)........................    --        --         70
Postretirement benefit costs................................    --        --         75

     Because our employees were only eligible to actively participate in the Cabot Corporation pension plans through April 30, 2000, we incurred a one-time charge in September 2000 for the accelerated vesting charges associated with the spin-off of $150 and $175 for the Cash Balance Plan and Employee Stock Ownership Plan, respectively.

15.  SAVINGS PLAN AND OTHER INCENTIVE COMPENSATION PLANS

     Effective May 1, 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the "401k Plan") covering substantially all eligible employees meeting certain minimum age and eligibility requirements, as defined by the plan. Participants may make elective contributions up to 15% of their eligible salary. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The 401(k) Plan provides for matching and fixed nonelective contributions by the Company. Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant's eligible compensation and 50% of the next two percent of the participant's eligible compensation, subject to limitations required by government laws or regulations. Under the 401(k) Plan, all employees, even non-participants, will receive a contribution by the Company in an amount equal to 4% of eligible compensation. Participants and employees are 100% vested in all Company contributions. The Company's expense for the defined contribution plan totaled $2,043, $1,693 and $320 for the periods ending September 30, 2002, 2001 and 2000, respectively.

     Effective May 1, 2000, we adopted the Cabot Microelectronics Corporation Supplemental Employee Retirement Plan ("SERP") covering all eligible employees as defined by the SERP. Under the SERP, the Company contributes up to 4% of these individual's eligible compensation. The purpose of the SERP is to provide for the deferral of the Company contribution to certain highly compensated employees as defined under the provision of the Employee Retirement Income Security Act ("ERISA") of 1974. All amounts contributed by the Company and earnings on these contributions are fully vested at all times. The Company's expense for the SERP was immaterial for periods ending September 30, 2002, 2001 and 2000, respectively.

     In fiscal 2000, Cabot Microelectronics' employees participated in the Cabot Corporation Retirement Incentive Savings Plan ("CRISP"), in which substantially all of Cabot Corporations' and its subsidiaries domestic employees were eligible to participate, and under which Cabot Corporation made matching contributions of at least 75% of a participant's contribution up to 7.5% of the participant's eligible compensation, subject to limitations required by government laws or regulations. Contributions to the CRISP on behalf of employees of Cabot Microelectronics were $527 during fiscal 2000. Accelerated vesting costs of $200 were also incurred in fiscal 2000 due to the spin-off. On September 29, 2000, all of our employees' participation was terminated as a result of the spin-off from Cabot Corporation and employees could rollover their balance, take a distribution, or other action as defined by the CRISP.

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.  EMPLOYEE STOCK PURCHASE PLAN

     In March 2000, Cabot Microelectronics adopted an Employee Stock Purchase Plan ("ESPP") and authorized up to 475,000 shares of common stock to be purchased under the plan. The ESPP allows all full or part-time employees of Cabot Microelectronics and its subsidiaries to purchase shares of our common stock through payroll deductions. Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to certain other criteria. The shares are purchased at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. A total of 30,248 and 75,790 shares were issued under the ESPP during fiscal 2002 and 2001, respectively. No shares were issued during fiscal 2000.

17.  EQUITY INCENTIVE PLANS

     In March 2000, our Board of Directors and Cabot Corporation's Board of Directors adopted the Company's 2000 Equity Incentive Plan (the "Plan"), which was approved by Cabot Corporation as the sole stockholder of Cabot Microelectronics. Our Board of Directors amended the Plan in September, 2000 and in December, 2000, amended and restated the Plan, which was then approved by our stockholders in March, 2001. The Board and stockholders approved 6,500,000 shares of common stock to be granted under the Plan, subject to adjustment for stock splits and similar events. The Plan allows for the granting of three types of equity incentive awards: Restricted Stock, Stock Options, and Substitute Awards. According to the Plan, all employees, directors, consultants, and advisors of the Company and its subsidiaries are eligible for awards under the Plan, which awards will be awarded subject to applicable Award Agreements. The Plan is administered by the Compensation Committee of the Cabot Microelectronics' Board of Directors.

  RESTRICTED STOCK

     Under the Plan, employees and non-employees are granted shares of restricted stock at the discretion of the Compensation Committee. According to the Plan, shares of restricted stock may not be sold, assigned, transferred, pledged, or otherwise encumbered or disposed of, except that restricted stock may be pledged as security for the purchase price of the restricted stock. Generally, under our Award Agreement for restricted stock, restrictions lapse over a two-year period with one-third becoming unrestricted immediately at the date of grant and the remaining restrictions lapsing over a two-year period. Holders of restricted stock have all the rights of a stockholder, including voting and dividend rights, subject to the above restrictions. In no event shall the Company issue more than 875,000 shares of restricted stock under the Plan. Restricted shares may also be purchased and placed "on deposit" by executive level employees under the 2001 Deposit Share Plan. Shares purchased under this Deposit Share Plan receive a 50% match in restricted shares, which vest over a three year period, and are subject to forfeiture upon early withdrawal of deposit shares.

     In December 2001, we issued 369 restricted shares at $81.16 under the Deposit Share Plan and no other restricted shares were granted during the fiscal year. In October 2000, we granted 10,000 shares of restricted stock to an employee at $39.19 per share and in May 2001, we granted 4,000 shares of restricted stock to an employee at $67.07 per share, of which the 1,334 shares that were still restricted were forfeited upon the employee's resignation in October 2002. Unearned compensation of $10 and $660 was recorded in fiscal 2002 and 2001, respectively. Compensation expense associated with restricted stock awards was $260, $421 and $41 for the years ended September 30, 2002, 2001 and 2000, respectively. The number of shares subject to restrictions were 5,037, 10,168 and 1,667 at September 30, 2002, 2001 and 2000, respectively.

  STOCK OPTIONS

     Under the Plan, employees and non-employees may be granted incentive stock options ("ISO") to purchase common stock at not less than the fair value on the date of grant and non-qualified stock options ("NQSO") as determined by the Compensation Committee and set forth in an applicable Award Agreement.

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Plan provides that the term of the option may be as long as ten years. Options granted during fiscal 2002 generally provided for a ten year term, with options vesting equally over a four year period, with first vesting on the anniversary date of the grant. Options granted in 2001 generally provided for a seven year term and also vested over a four year period. Options granted during fiscal 2000 provide for a five year term, with the options vesting over a two-year period, with one-third immediately vesting on the date of grant under the Plan. No more than 1,750,000 ISO shares may be issued, and none have been granted to date.

     In fiscal 2002, we recorded compensation expense of $178 associated with revised stock option agreements involving a former director. In fiscal 2001, we recorded compensation expense of $1,295 associated with revised stock option agreements involving a former director and a former employee. In fiscal 2000, a total of $3,755 of expenses were recorded relating to options granted to non-Cabot Microelectronics employees at the time of the initial public offering and for the accelerated vesting of long term incentives and benefits at the time of the spin-off from Cabot Corporation.

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

     The following tables relate to stock options outstanding as of September 30, 2002:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                STOCK     EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Outstanding at September 30, 1999...........................         --    $   --
  Granted...................................................  1,264,310     20.44
  Exercised.................................................         --        --
  Canceled..................................................     (7,880)    20.00
                                                              ---------    ------
Outstanding at September 30, 2000...........................  1,256,430    $20.44
  Granted...................................................  1,218,176     64.29
  Exercised.................................................   (397,963)    21.98
  Canceled..................................................    (49,655)    41.76
                                                              ---------    ------
Outstanding at September 30, 2001...........................  2,026,988    $45.97
  Granted...................................................  1,018,425     50.33
  Exercised.................................................   (144,203)    21.98
  Canceled..................................................    (82,446)    50.40
                                                              ---------    ------
Outstanding at September 30, 2002...........................  2,818,764    $48.64
                                                              =========    ======

                                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                        --------------------------------------   --------------------
                                                       WEIGHTED       WEIGHTED               WEIGHTED
                                                        AVERAGE       AVERAGE                AVERAGE
RANGE OF                                NUMBER OF     CONTRACTUAL     EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICE                           SHARES     LIFE (IN YEARS)    PRICE      SHARES      PRICE
--------------                          ---------   ---------------   --------   ---------   --------
$20.00................................    697,597         2.5          $20.00      672,597    $20.00
$39.18-$53.50.........................  1,047,917         8.5           48.87       74,750     43.39
$62.00-$69.69.........................  1,073,250         5.3           67.04      283,359     67.12
                                        ---------                      ------    ---------    ------
                                        2,818,764                      $48.64    1,030,706    $34.65
                                        =========                      ======    =========    ======

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     We adopted the disclosure requirements of SFAS 123 upon establishing the Plan. As permitted by SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees" with regard to the measurement of compensation cost for options granted under the Equity Incentive Plan and shares issued under our ESPP. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model we would have reported the following results of operations:

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Pro forma net income....................................  $28,191   $32,580   $27,634
Pro forma basic net income per share....................  $  1.17   $  1.37   $  1.30
Pro forma diluted net income per share..................  $  1.15   $  1.34   $  1.26

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

                                                            OPTIONS                  ESPP
                                                       ------------------     ------------------
                                                       2002   2001   2000     2002   2001   2000
                                                       ----   ----   ----     ----   ----   ----
Expected term (in years).............................    5      5      5       .5     .5    .75
Expected volatility..................................   85%    97%    35%      57%    94%    35%
Risk-free rate of return.............................  2.8%   4.0%   6.0%     1.6%   2.4%   6.0%

18.  STOCKHOLDERS' EQUITY

  COMMON STOCK

     Each share of common stock entitles the holder to one vote on all matters submitted to a vote of Cabot Microelectronics' stockholders. Common stockholders are entitled to receive ratably the dividends, if any, as may be declared by the Board of Directors. Upon liquidation, dissolution or winding up of Cabot Microelectronics, the common stockholders will be entitled to share, pro ratably, in the distribution of assets available after satisfaction of all liabilities and liquidation preferences of preferred stockholders, if any. In March 2000, the Board of Directors amended our articles of incorporation to increase the number of authorized shares of its common stock to 200,000,000 shares. There have been no changes to the number of authorized shares during fiscal 2002 and 2001.

  STOCKHOLDER RIGHTS PLAN

     In March 2000, the Board of Directors of Cabot Microelectronics approved a stock rights agreement and declared a dividend distribution of one right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock for each outstanding share of common stock to stockholders of record on April 7, 2000. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions.

  STOCK SPLITS

     In March 2000, the Board of Directors approved an 18,989,744 to 1 stock split pursuant to which all 18,898,744 shares were issued to Cabot Corporation as of the date of the initial public offering. There have been no stock splits during fiscal 2002 and 2001.

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  DIVIDENDS

     We paid Cabot Corporation aggregate dividends of $81,300 in fiscal 2000, of which $17,000 was paid from borrowings under a term credit facility prior to our initial public offering and $64,300 was paid with proceeds from our initial public offering. No dividends were declared or paid during fiscal 2002 and 2001.

19.  INCOME TAXES

     Income before income taxes was as follows:

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Domestic................................................  $51,772   $53,606   $43,721
Foreign.................................................    8,951     9,882     3,227
                                                          -------   -------   -------
  Total.................................................  $60,723   $63,488   $46,948
                                                          =======   =======   =======

     Taxes on income consisted of the following:

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
U.S. federal and state:
  Current...............................................  $13,946   $17,579   $17,417
  Deferred..............................................    2,460       410    (2,145)
                                                          -------   -------   -------
     Total..............................................  $16,406   $17,989   $15,272
                                                          =======   =======   =======
Foreign:
  Current...............................................  $ 4,198   $ 3,817   $ 1,146
  Deferred..............................................     (566)     (220)       28
                                                          -------   -------   -------
     Total..............................................    3,632     3,597     1,174
                                                          -------   -------   -------
       Total U.S. and foreign...........................  $20,038   $21,586   $16,446
                                                          =======   =======   =======

     The provision for income taxes at our effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Computed tax expense at the federal statutory rate..........  35.0%  35.0%  35.0%
U.S. benefits from research and development activities......  (2.0)  (1.5)  (1.3)
State taxes, net of federal effect..........................   1.2    1.5    1.9
Foreign sales corporation benefits..........................  (0.7)  (1.3)  (1.7)
Other, net..................................................  (0.5)   0.3    1.1
                                                              ----   ----   ----
  Provision for income taxes................................  33.0%  34.0%  35.0%
                                                              ====   ====   ====

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of deferred income taxes were as follows:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Deferred tax assets:
     Depreciation and amortization..........................  $  718   $1,271
     Employee benefits......................................   2,316      858
     Inventory..............................................     588      595
     Product warranty.......................................     381      436
     Bad debt reserve.......................................     233      355
     State and local taxes..................................     180      212
     Deferred tax credits...................................      --    1,435
     Translation adjustment.................................     901      764
     Other, net.............................................     204      162
                                                              ------   ------
       Total deferred tax assets............................  $5,521   $6,088
                                                              ======   ======
Deferred tax liabilities:
     Depreciation and amortization..........................  $3,804   $2,715
     State and local taxes..................................     132      146
     Other, net.............................................     116       --
                                                              ------   ------
       Total deferred tax liabilities.......................  $4,052   $2,861
                                                              ======   ======

20.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, most of which expire within ten years and may be renewed by us. Rent expense under such arrangements during fiscal 2002, 2001 and 2000 totaled $482, $1,400 and $1,288, respectively.

     Future minimum rental commitments under noncancelable leases as of September 30, 2002 are as follows:

FISCAL YEAR                                                   OPERATING   CAPITAL
-----------                                                   ---------   -------
2003........................................................   $  430     $ 2,413
2004........................................................      311       2,077
2005........................................................       97       1,527
2006........................................................       71       1,344
2007........................................................       63       1,344
Thereafter..................................................      148       5,041
                                                               ------     -------
                                                               $1,120      13,746
                                                               ======
  Amount related to interest................................               (3,296)
                                                                          -------
  Capital lease obligation..................................              $10,450
                                                                          =======

  UNCONDITIONAL PURCHASE OBLIGATIONS

     We have entered into unconditional purchase obligations which include noncancelable purchase commitments and take-or-pay arrangements with suppliers. We operate under an amended fumed metal oxide agreement with Cabot Corporation for the purchase of two key raw materials, fumed silica and fumed alumina. We are obligated to purchase at least 90% of our six-month volume forecast of fumed silica and must pay the difference if we purchase less than that amount. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December of

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2006. This agreement has an initial five year term, but we can choose to renew the agreement for another five year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Although our unconditional purchase obligations include $21,939 of contractual commitments, based upon our anticipated renewal of the agreement through December 2011, we have not recorded a liability because we currently anticipate meeting minimum forecasted purchase volume requirements.

     We also entered into a purchase agreement with a supplier in July 2002 for certain materials in which we are obligated to purchase $571 in materials, subject to the supplier's ability to deliver, certain minimum quantities based upon certain forecasted requirements over a one-year period. We currently anticipate meeting minimum forecasted purchase volume requirements.

     We also have a long-term agreement with a supplier to purchase materials for use in one of our product lines that is not currently in commercial production. As of September 30, 2002, we are obligated to purchase, subject to the supplier's ability to deliver, $3,200 of materials over the remaining term of the agreement, which expires in June, 2005. There exists the possibility that we will not require the entire amount of material provided for under the agreement, but we still would be obligated to pay for it. We have not recorded a liability for this possible loss as we plan to and are evaluating the use of the production capabilities of the supplier in conjunction with this product line strategy. In fiscal 2001 and 2002, we made payments to this supplier of $500 and $700 respectively for purchasing less than the contractual minimum. We also are required to reimburse the supplier for all approved research and development costs related to the materials. The supplier will repay these research and development reimbursements if our material purchases from them reach certain levels.

     In November 2002, we entered into a purchase agreement for certain materials with a supplier and we are obligated to purchase $201 over the life of the contract. We also expect to purchase $500 of capital assets to be placed in service at this supplier.

  OTHER LONG-TERM OBLIGATIONS

     We have an agreement with Davies Imperial Coatings, Inc. ("Davies") pursuant to which Davies will perform certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $200 per year in capital improvements or other expenditures to maintain capacity at the Davies dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party. We are obligated to make a termination payment if the agreement is not renewed.

     On July 10, 2001 we entered into a $75,000 unsecured revolving credit and term facility with a group of commercial banks. Under this agreement, which terminates July 10, 2004, we are obligated to pay an administrative fee and a non-use fee. No amounts are currently outstanding under this agreement and we are currently in compliance with the covenants.

     On September 25, 2002 we entered into a licensing agreement for a product line under development. Under this agreement we are required to pay an annual non-refundable minimum annual licensing fee. In addition, we have committed to rent or purchase equipment to develop and commercialize the licensed product. This agreement is cancellable at any time and shall remain in effect until terminated upon the mutual agreement of the parties involved.

21.  LITIGATION SETTLEMENT

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

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

22.  EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Shares", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                        ---------------------------------------------
                                                            2002            2001            2000
                                                        -------------   -------------   -------------
                                                        (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE
                                                                          AMOUNTS)
Numerator:
  Income available to common shares...................   $    40,685     $    41,902     $    30,502
                                                         ===========     ===========     ===========
Denominator:
  Weighted average common shares
     (Denominator for basic calculation)..............    24,160,361      23,823,790      21,214,414
  Weighted average effect of dilutive securities:
     Stock based compensation.........................       404,713         502,812         673,342
                                                         -----------     -----------     -----------
  Diluted weighted average common shares
     (Denominator for diluted calculation)............    24,565,074      24,326,602      21,887,756
                                                         ===========     ===========     ===========
Earnings per share:
  Basic...............................................   $      1.68     $      1.76     $      1.44
                                                         ===========     ===========     ===========
  Diluted.............................................   $      1.66     $      1.72     $      1.39
                                                         ===========     ===========     ===========

23.  FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     We operate predominantly in one industry segment -- the development, manufacture, and sale of CMP slurries.

                       CABOT MICROELECTRONICS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped. Financial information by geographic area was as follows:

                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Revenue:
  United States.............................................  $ 81,015   $ 87,049   $ 81,070
  Europe....................................................    29,734     30,583     18,244
  Asia......................................................   124,416    109,560     81,842
                                                              --------   --------   --------
     Total..................................................  $235,165   $227,192   $181,156
                                                              ========   ========   ========
Property, plant and equipment, net:
  United States.............................................  $100,900   $ 64,171   $ 50,421
  Europe....................................................     2,032      1,943      2,147
  Asia......................................................    29,332     31,312     19,305
                                                              --------   --------   --------
     Total..................................................  $132,264   $ 97,426   $ 71,873
                                                              ========   ========   ========

SELECTED QUARTERLY OPERATING RESULTS

     The following table presents our unaudited financial information for the eight quarters ended September 30, 2002. This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. The results for any quarter are not necessarily indicative of results for any future period.

                       CABOT MICROELECTRONICS CORPORATION

                      SELECTED QUARTERLY OPERATING RESULTS

                            SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,
                              2002        2002       2002        2001       2001        2001       2001        2000
                            ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue...................   $65,264    $68,377     $50,520    $51,004     $51,411    $51,470     $55,695    $68,616
Cost of goods sold........    31,946     32,113      25,262     23,746      25,305     24,628      25,923     32,563
                             -------    -------     -------    -------     -------    -------     -------    -------
Gross profit..............    33,318     36,264      25,258     27,258      26,106     26,842      29,772     36,053
Operating expenses:
  Research and
    development...........    10,102     10,190       6,429      6,947       6,297      6,165       6,805      6,538
  Selling and marketing...     2,469      2,470       2,370      2,358       2,292      1,947       2,249      2,269
  General and
    administrative........     3,917      4,260       5,397      3,884       4,106      5,316       6,485      5,147
  Litigation settlement...        --         --       1,000         --          --         --          --         --
  Amortization of
    intangibles...........        74         90          91         90         179        180         180        179
                             -------    -------     -------    -------     -------    -------     -------    -------
Total operating
  expenses................    16,562     17,010      15,287     13,279      12,874     13,608      15,719     14,133
Operating income..........    16,756     19,254       9,971     13,979      13,232     13,234      14,053     21,920
Other income (expense),
  net.....................        71      1,160        (151)      (317)        208        166         238        437
                             -------    -------     -------    -------     -------    -------     -------    -------
Income before income
  taxes...................    16,827     20,414       9,820     13,662      13,440     13,400      14,291     22,357
Provision for income
  taxes...................     5,377      7,147       2,869      4,645       4,217      4,544       4,907      7,918
                             -------    -------     -------    -------     -------    -------     -------    -------
Net income................   $11,450    $13,267     $ 6,951    $ 9,017     $ 9,223    $ 8,856     $ 9,384    $14,439
                             =======    =======     =======    =======     =======    =======     =======    =======
Basic earnings per
  share...................   $  0.47    $  0.55     $  0.29    $  0.37     $  0.38    $  0.37     $  0.39    $  0.61
                             =======    =======     =======    =======     =======    =======     =======    =======
Weighted average basic
  shares outstanding......    24,231     24,193      24,140     24,096      24,043     23,975      23,800     23,608
                             =======    =======     =======    =======     =======    =======     =======    =======
Diluted earnings per
  share...................   $  0.47    $  0.54     $  0.28    $  0.37     $  0.38    $  0.36     $  0.39    $  0.59
                             =======    =======     =======    =======     =======    =======     =======    =======
Weighted average diluted
  shares outstanding......    24,501     24,521      24,583     24,532      24,510     24,450      24,328     24,290
                             =======    =======     =======    =======     =======    =======     =======    =======

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activities in our allowance for doubtful accounts:

                                                         ADDITIONS
                                           BALANCE AT   (DEDUCTIONS)                BALANCE AT
ALLOWANCE FOR                              BEGINNING     CHARGED TO                   END OF
DOUBTFUL ACCOUNTS                           OF YEAR       EXPENSES     DEDUCTIONS      YEAR
-----------------                          ----------   ------------   ----------   ----------
Year ended:
  September 30, 2002.....................    $1,014        $(154)        $(193)       $  667
  September 30, 2001.....................       233          812           (31)        1,014
  September 30, 2000.....................        50          226           (43)          233

     We have historically not recorded warranty claims against warranty reserves, but rather provided for them in the period in which they occurred. As such, charges to expenses represent the net charge required to maintain an appropriate reserve.

                                            BALANCE AT                             BALANCE AT
                                            BEGINNING    CHARGES TO                  END OF
WARRANTY RESERVES                            OF YEAR      EXPENSES    DEDUCTIONS      YEAR
-----------------                           ----------   ----------   ----------   ----------
Year ended:
  September 30, 2002......................    $1,255        $ --        $(397)       $  858
  September 30, 2001......................       773         482           --         1,255
  September 30, 2000......................       891         222         (340)          773

MANAGEMENT RESPONSIBILITY

     The accompanying consolidated financial statements were prepared by Cabot Microelectronics in conformity with accounting principles generally accepted in the United States of America. Cabot Microelectronics' management is responsible for the integrity of these statements and of the data, estimates and judgments that underlie them.

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

     The Audit Committee of the Board of Directors provides general oversight responsibility for the financial statements. Composed entirely of Directors who are independent and not employees of Cabot Microelectronics, the Committee meets periodically with Cabot Microelectronics' management, internal auditors and the independent accountants to review the quality of the financial reporting and internal controls, as well as the results of the auditing efforts. The internal auditors and independent accountants have full and direct access to the Audit Committee, with and without management present.

                                                  /s/ MATTHEW NEVILLE
                                          --------------------------------------
                                                     Matthew Neville
                                                 Chief Executive Officer

                                                  /s/ DANIEL S. WOBBY
                                          --------------------------------------
                                                     Daniel S. Wobby
                                                 Corporate Controller and
                                            Acting Principal Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in Cabot Microelectronics' definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 11, 2003 (the "Proxy Statement"). For information with respect to the executive officers of Cabot Microelectronics, see "Executive Officers" at the end of Part I of this Form 10-K and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days of the filing of this report, the Company's Chief Executive Officer and Acting Principal Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

     While we believe the present design of our disclosure controls and procedures is effective to make known to our senior management in a timely fashion all material information concerning our business, we will continue to improve the design and effectiveness of our disclosure controls and procedures to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following Financial Statements and Financial Statement Schedule are included in Item 8 herein:

          1. Financial Statements:

          Report of Independent Accountants
           Statements of Income for the years ended September 30, 2002, 2001 and 2000
           Balance Sheets at September 30, 2002 and 2001
           Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000
           Statements of Changes in Stockholders' Equity for the years ended September 30, 2002, 2001 and 2000
          Notes to the Financial Statements

          2. Financial Statement Schedule: Schedule II -- Valuation and Qualifying Accounts

          3. Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3.1(1)    Certificate of Incorporation of Cabot Microelectronics
           Corporation.
 3.2(1)    Amended and Restated By-Laws of Cabot Microelectronics
           Corporation.
 3.3(1)    Form of Amended and Restated Certificate of Incorporation of
           Cabot Microelectronics Corporation.
 3.4(1)    Form of Certificate of Designation, Preferences and Rights
           of Series A Junior Participating Preferred Stock.
 4.1(1)    Form of Cabot Microelectronics Corporation Common Stock
           Certificate.
 4.2(1)    Rights Agreement.
 4.3(2)    Amendment to Rights Agreement.
10.1(1)    Master Separation Agreement, between Cabot Microelectronics
           Corporation and Cabot Corporation.
10.2(1)    IPO and Distribution Agreement, between Cabot
           Microelectronics Corporation and Cabot Corporation.
10.3(1)    Tax Sharing Agreement, between Cabot Microelectronics
           Corporation and Cabot Corporation.
10.4(1)    Management Services Agreement, between Cabot
           Microelectronics Corporation and Cabot Corporation.
10.5(1)    Fumed Metal Oxide Supply Agreement, between Cabot
           Microelectronics Corporation and Cabot Corporation.+
10.6(1)    Confidential Disclosure and License Agreement, between Cabot
           Microelectronics Corporation and Cabot Corporation.
10.7(1)    Trademark License Agreement, between Cabot Microelectronics
           Corporation and Cabot Corporation.
10.8(1)    Dispersion Services Agreement, between Cabot
           Microelectronics Corporation and Cabot Corporation.+
10.9(1)    Employee Matters Agreement, between Cabot Microelectronics
           Corporation and Cabot Corporation.
10.11(1)   Purchase Agreement between Cabot Corporation and Intel
           Corporation.+

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.12(1)   Services Agreement by and among Davies -- Imperial Coatings,
           Inc., Cabot Corporation, Donn Davies and JoAnn Davies.+
10.13(1)   Sublease for Barry, Wales facility.
10.14(5)   Amended and Restated 2000 Equity Incentive Plan, dated March
           13, 2001.*
10.15(8)   Amendment to Cabot Microelectronics Corporation Employee
           Stock Purchase Plan.*
10.17(1)   Credit Agreement, between Cabot Microelectronics Corporation and LaSalle Bank National Association.
10.18(3)   Tax Reporting and Cooperation Agreement.
10.19(3)   Services Agreement with Cabot.
10.20(3)   Extension of Management Services Agreement.
10.22(8)   Amendment to Cabot Microelectronics Corporation 401(k)
           Plan.*
10.23(3)   Form of Change in Control Severance Protection Agreement.**
10.26(6)   Second Amended and Restated Credit Agreement, between Cabot
           Microelectronics Corporation and LaSalle Bank National
           Association, dated July 10, 2001.
10.27(4)   First Amendment to Amended and Restated Credit Agreement,
           between Cabot Microelectronics Corporation and LaSalle Bank
           National Association, dated August 24, 2000.
10.28(5)   Directors Deferred Compensation Plan.*
10.29(8)   First Amendment to Credit Agreement dated as of July 10,
           2001 among Cabot Microelectronics Corporation, Various
           Financial Institutions and LaSalle Bank National
           Association, as Administrative Agent, and National City Bank
           of Michigan/Illinois, as Syndication Agent.
10.30(7)   2001 Deposit Share Agreement.*
10.31(7)   Amendment No. 1 to Fumed Metal Oxide Agreement, between
           Cabot Microelectronics Corporation and Cabot Corporation.+
10.32(7)   Fumed Alumina Supply Agreement+
10.33(8)   Adoption Agreement, as amended, of Cabot Microelectronics
           Corporation Supplemental Employee Retirement Plan.*
10.34      Code of Business Conduct.
21.1       Subsidiaries of Cabot Microelectronics Corporation.
23.1       Consent of Independent Accountants.
24.1       Power of Attorney.
99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on February 12, 2002.

(8) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 13, 2002.

 *  Management contract, or compensatory plan or arrangement.

** Substantially similar change in control severance protection agreements have been entered into with Matthew Neville, H. Carol Bernstein, J. Michael Jenkins, Jeremy K. Jones, Hiroyuki Nishiya, Kathleen A. Perry, Daniel J. Pike, Stephen R. Smith and Daniel S. Wobby, with differences only in the amount of payments and benefits to be received by such persons.

+ This Exhibit has been filed separately with the Commission pursuant to the grant of a confidential treatment request. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

     (b) Reports on Form 8-K

          In a report dated August 6, 2002, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on August 5, 2002 Cabot Microelectronics announced the modification of the distribution agreement between Cabot Microelectronics and Metron Technology.

          In a report dated September 24, 2002, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on September 24, 2002 Cabot Microelectronics announced the election of J. Joseph King to the Company's Board of Directors.

          In a report dated September 26, 2002, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on September 25, 2002 Cabot Microelectronics announced that Martin M. Ellen, our vice president and chief financial officer, will be resigning as of October 25, 2002.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                               CABOT MICROELECTRONICS CORPORATION
                                               (Registrant)

Date: December 10, 2002                        /s/ MATTHEW NEVILLE
                                               --------------------------------------------------------
                                               Matthew Neville
                                               Chairman of the Board, President and Chief Executive
                                               Officer [Principal Executive Officer]

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 10, 2002                        /s/ MATTHEW NEVILLE
                                               --------------------------------------------------------
                                               Matthew Neville
                                               Chairman of the Board, President and Chief Executive
                                               Officer [Director]

Date: December 10, 2002                        /s/ DANIEL S. WOBBY
                                               --------------------------------------------------------
                                               Daniel S. Wobby
                                               Corporate Controller
                                               [Acting Principal Financial Officer and Principal
                                               Accounting Officer]

Date: December 10, 2002                        /s/ JUAN ENRIQUEZ-CABOT*
                                               --------------------------------------------------------
                                               Juan Enriquez-Cabot
                                               [Director]

Date: December 10, 2002                        /s/ JOHN P. FRAZEE, JR.*
                                               --------------------------------------------------------
                                               John P. Frazee, Jr.
                                               [Director]

Date: December 10, 2002                        /s/ H. LAURANCE FULLER*
                                               --------------------------------------------------------
                                               H. Laurance Fuller
                                               [Director]

Date: December 10, 2002                        /s/ J. JOSEPH KING*
                                               --------------------------------------------------------
                                               J. Joseph King
                                               [Director]


Date: December 10, 2002                        /s/ RONALD L. SKATES*
                                               --------------------------------------------------------
                                               Ronald L. Skates
                                               [Director]

Date: December 10, 2002                        /s/ STEVEN V. WILKINSON*
                                               --------------------------------------------------------
                                               Steven V. Wilkinson
                                               [Director]

---------------

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934.

                                 CERTIFICATIONS

     I, Matthew Neville, Chief Executive Officer of Cabot Microelectronics Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Cabot
Microelectronics Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002                        /s/ MATTHEW NEVILLE
                                               --------------------------------------------------------
                                               Matthew Neville
                                               Chief Executive Officer

     I, Daniel S. Wobby, Acting Principal Financial Officer of Cabot Microelectronics Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Cabot
Microelectronics Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002                        /s/ DANIEL S. WOBBY
                                               --------------------------------------------------------
                                               Daniel S. Wobby
                                               Acting Principal Financial Officer