Form 10-Q
period 2002-12-31
CABOT MICROELECTRONICS CORP
filed 2003-02-12
CIK 1102934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                DECEMBER 31, 2002

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

                        YES      x      NO
                            -----------   -------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 ).

                        YES      x      NO
                            -----------   -------------

As of January 31, 2003 the Company had 24,366,359 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                  PAGE
                                                                                               ----
        Item 1.       Financial Statements

                      Consolidated Statements of Income
                         Three Months Ended December 31, 2002 and 2001........................    3

                      Consolidated Balance Sheets
                         December 31, 2002 and September 30, 2002.............................    4

                      Consolidated Statements of Cash Flows
                         Three Months Ended December 31, 2002 and 2001........................    5

                      Notes to Financial Statements...........................................    6

        Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..................................   10

        Item 3.       Quantitative and Qualitative Disclosures About Market Risk..............   19

        Item 4.       Controls and Procedures.................................................   19


PART II. OTHER INFORMATION

        Item 1.       Legal Proceedings.......................................................   19

        Item 5.       Other Information.......................................................   20

        Item 6.       Exhibits and Reports on Form 8-K........................................   20
                      Signatures..............................................................   21
                      Certifications..........................................................   22

PART I. FINANCIAL INFORMATION
ITEM 1.


CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS
                                                             ENDED DECEMBER 31,
                                                           2002             2001
                                                         --------         --------
Revenue .........................................        $ 57,273         $ 51,004

Cost of goods sold ..............................          27,665           23,746
                                                         --------         --------

        Gross profit ............................          29,608           27,258

Operating expenses:
   Research and development .....................           8,635            6,947
   Selling and marketing ........................           2,578            2,358
   General and administrative ...................           4,368            3,884
   Amortization of intangibles ..................              85               90
                                                         --------         --------
     Total operating expenses ...................          15,666           13,279
                                                         --------         --------

Operating income ................................          13,942           13,979

Other expense, net ..............................              (5)            (317)
                                                         --------         --------
Income before income taxes ......................          13,937           13,662
Provision for income taxes ......................           4,669            4,645
                                                         --------         --------

     Net income .................................        $  9,268         $  9,017
                                                         ========         ========

Basic earnings per share ........................        $   0.38         $   0.37
                                                         ========         ========

Weighted average basic shares outstanding .......          24,300           24,096
                                                         ========         ========

Diluted earnings per share ......................        $   0.38         $   0.37
                                                         ========         ========

Weighted average diluted shares outstanding .....          24,579           24,532
                                                         ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 DECEMBER 31,      SEPTEMBER 30,
                                                                                     2002              2002
                                                                                  ---------         ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents .............................................        $  76,796         $  69,605
   Accounts receivable, less allowance for doubtful
     accounts of $693 at December 31, 2002
     and $667 at September 30, 2002 ......................................           28,141            26,082
   Inventories ...........................................................           24,390            21,959
   Prepaid expenses and other current assets .............................            2,942             2,654
   Deferred income taxes .................................................            2,968             2,983
                                                                                  ---------         ---------
        Total current assets .............................................          135,237           123,283

Property, plant and equipment, net .......................................          131,449           132,264
Goodwill .................................................................            1,373             1,373
Other intangible assets, net .............................................              850               935
Deferred income taxes and other assets ...................................              414               530
                                                                                  ---------         ---------
        Total assets .....................................................        $ 269,323         $ 258,385
                                                                                  =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................................        $   9,405         $  11,748
   Capital lease obligations .............................................            1,612             1,585
   Accrued expenses, income taxes payable and other current liabilities ..           17,248            17,238
                                                                                  ---------         ---------
        Total current liabilities ........................................           28,265            30,571

Long-term debt ...........................................................            3,500             3,500
Capital lease obligations ................................................            8,499             8,865
Deferred income taxes ....................................................            1,663             1,514
Deferred compensation and other long-term liabilities ....................              534               429
                                                                                  ---------         ---------
        Total liabilities ................................................           42,461            44,879

Commitments and contingencies (Note 9)

Stockholders' equity:
   Common stock:
     Authorized: 200,000,000 shares, $0.001 par value
     Issued and outstanding: 24,344,221 shares at December 31, 2002 and
     24,254,819 at September 30, 2002 ....................................               24                24
   Capital in excess of par value of common stock ........................          117,007           114,116
   Retained earnings .....................................................          110,393           101,125
   Accumulated other comprehensive loss ..................................             (545)           (1,688)
   Unearned compensation .................................................              (17)              (71)
                                                                                  ---------         ---------
        Total stockholders' equity .......................................          226,862           213,506
                                                                                  ---------         ---------

        Total liabilities and stockholders' equity .......................        $ 269,323         $ 258,385
                                                                                  =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND IN THOUSANDS)


                                                                                               THREE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                              2002             2001
                                                                                            --------         --------
Cash flows from operating activities:
   Net Income ......................................................................        $  9,268         $  9,017
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .................................................           3,745            2,464
     Noncash compensation and non-employee stock options ...........................             (19)              85
     Provision for inventory writedown .............................................             547              473
     Provision for doubtful accounts ...............................................              26             (195)
     Stock option income tax benefits ..............................................           1,115              562
     Deferred income taxes .........................................................             164             (515)
     Unrealized foreign exchange gain ..............................................            (439)              --
     Other noncash expenses, net ...................................................             278               --
   Changes in operating assets and liabilities:
     Accounts receivable ...........................................................          (1,706)           6,192
     Inventories ...................................................................          (2,656)            (220)
     Prepaid expenses and other assets .............................................            (100)              (2)
     Accounts payable, accrued liabilities and other current liabilities ...........          (4,276)          (1,304)
     Income taxes payable, deferred compensation and other noncurrent liabilities ..           1,801            2,452
                                                                                            --------         --------
Net cash provided by operating activities ..........................................           7,748           19,009

Cash flows from investing activities:
   Additions to property, plant and equipment ......................................          (2,286)          (8,993)
                                                                                            --------         --------
Net cash used in investing activities ..............................................          (2,286)          (8,993)
                                                                                            --------         --------

Cash flows from financing activities:
   Net proceeds from issuance of stock .............................................           1,853              722
   Principal payments under capital lease obligations ..............................            (180)              --
                                                                                            --------         --------
Net cash provided by financing activities ..........................................           1,673              722
                                                                                            --------         --------

Effect of exchange rate changes on cash ............................................              56              (41)
                                                                                            --------         --------
Increase in cash ...................................................................           7,191           10,697
Cash and cash equivalents at beginning of period ...................................          69,605           47,677
                                                                                            --------         --------
Cash and cash equivalents at end of period .........................................        $ 76,796         $ 58,374
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

     Cabot Microelectronics, which was incorporated in October 1999 and formed from the assets of Cabot Corporation's Microelectronics Materials Division, completed its initial public offering in April 2000. As of September 29, 2000, we became a wholly independent entity upon Cabot Corporation's spin-off of its remaining ownership ("spin-off") in us by its distribution of 0.280473721 shares of Cabot Microelectronics common stock as a dividend on each share of Cabot Corporation common stock.

     The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of December 31, 2002, cash flows for the three months ended December 31, 2002 and December 31, 2001 and results of operations for the three months ended December 31, 2002 and December 31, 2001. The results of operations for the three months ended December 31, 2002 may not be indicative of the results to be expected for the fiscal year ending September 30, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2002. We operate predominantly in one industry segment
- the development, manufacture, and sale of CMP slurries.

     The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.


2. STOCK-BASED COMPENSATION

     We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under the Equity Incentive Plan and shares issued under our Employee Stock Purchase Plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                    2002              2001
                                                 ----------        ----------
Net income, as reported .................        $    9,268        $    9,017
Deduct: total stock-based compensation
     expense determined under the fair
     value method, net of tax ...........            (3,670)           (2,892)
                                                 ----------        ----------
Pro forma net income ....................        $    5,598        $    6,125
                                                 ==========        ==========

Earnings per share:
     Basic - as reported ................        $     0.38        $     0.37
                                                 ==========        ==========
     Basic - pro forma ..................        $     0.23        $     0.25
                                                 ==========        ==========

     Diluted - as reported ..............        $     0.38        $     0.37
                                                 ==========        ==========
     Diluted - pro forma ................        $     0.23        $     0.25
                                                 ==========        ==========


3. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Share", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                          THREE MONTHS
                                                                        ENDED DECEMBER 31,
                                                                      2002               2001
                                                                  -----------        -----------
Numerator:
        Earnings available to common shares ..............        $     9,268        $     9,017
                                                                  ===========        ===========

Denominator:
        Weighted average common shares ...................         24,300,495         24,095,558
             (Denominator for basic calculation)

        Weighted average effect of dilutive securities:
             Stock based compensation ....................            278,559            436,820
                                                                  -----------        -----------
        Diluted weighted average common shares ...........         24,579,054         24,532,378
                                                                  ===========        ===========
             (Denominator for diluted calculation)

Earnings per share:

        Basic ............................................        $      0.38        $      0.37
                                                                  ===========        ===========
        Diluted ..........................................        $      0.38        $      0.37
                                                                  ===========        ===========

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                            THREE MONTHS
                                                         ENDED DECEMBER 31,
                                                         2002          2001
                                                         ----          ----
        Net Income..............................     $    9,268     $  9,017
        Other comprehensive income:
           Net unrealized gain on derivative
                 instruments ...................              9            6
           Foreign currency translation adjustment        1,134       (2,873)
                                                     ----------     --------
        Total comprehensive income..............     $   10,411     $  6,150
                                                     ==========     ========


5. INVENTORIES

     Inventories consisted of the following:

                                           DECEMBER 31,    SEPTEMBER 30,
                                              2002            2002
                                              ----            ----
        Raw materials...................    $  16,732       $  13,779
        Work in process.................        1,224           1,173
        Finished goods..................        6,434           7,007
                                            ---------       ---------
        Total...........................    $  24,390       $  21,959
                                            =========       =========


6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill of $1,373, as of December 31, 2002, was unchanged from our fiscal year ended September 30, 2002.

     The components of intangible assets are as follows:

                                                           DECEMBER 31, 2002               SEPTEMBER 30, 2002
                                                      ---------------------------      ---------------------------
                                                      GROSS CARRYING  ACCUMULATED      GROSS CARRYING  ACCUMULATED
                                                          AMOUNT      AMORTIZATION         AMOUNT      AMORTIZATION
                                                      --------------  ------------     --------------  ------------
   Trade secrets and know-how....................     $    2,550       $   1,913       $   2,550       $   1,850
   Distribution rights, customer lists and other.          1,000             787           1,000             765
                                                      ----------       ---------       ---------       ---------
     Total intangible assets.....................          3,550           2,700           3,550           2,615
                                                      ----------       ---------       ---------       ---------

     Amortization expense of intangible assets was $85 for the three months ended December 31, 2002. Estimated future amortization expense for the remaining nine months of fiscal year 2003, fiscal 2004 and fiscal 2005 are $255, $340, and $255, respectively.

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

     Accrued expenses, income taxes payable and other current liabilities consisted of the following:

                                          DECEMBER 31,   SEPTEMBER 30,
                                             2002           2002
                                             ----           ----
        Raw material accruals...........  $   1,786       $     851
        Accrued compensation............      5,711           8,302
        Warranty accrual................        755             858
        Fixed asset accrual.............        133           1,375
        Income taxes payable............      4,404           2,662
        Other...........................      4,459           3,190
                                          ---------       ---------
        Total...........................  $  17,248       $  17,238
                                          =========       =========

     We provide for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected primarily by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Should actual incidences of product not meeting specifications and performance requirements differ from our estimates, revisions to the estimated warranty liability may be required.
     We have historically not recorded warranty claims directly against warranty reserves, but rather provided for them in the period in which they occurred. As such, charges to and reductions in expenses represent the net change required to maintain an appropriate reserve.

     The changes in the warranty reserve for the three months ended December 31, 2002 are as follows:

        Balance as of September 30, 2002              $     858
        Charges to (reduction in) expenses, net            (103)
                                                      ---------
        Balance as of December 31, 2002.              $     755
                                                      =========


8. LONG-TERM DEBT

     At December 31, 2002 long-term debt was comprised of an unsecured term loan in the amount of $3,500 funded on the basis of the Illinois State Treasurer's Economic Program. On February 6, 2003, we prepaid the entire $3,500 term loan which had been due on April 3, 2005 and incurred interest at an annual rate of 4.68%. No gain or loss was recognized with respect to the prepayment.

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


9. CONTINGENCIES

     We periodically become subject to legal proceedings in the ordinary course of business. We are not currently involved in any legal proceedings which we believe will have a material impact on our consolidated financial position, results of operations, or cash flows.


10. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") which is effective for guarantees issued or modified after December 31, 2002. FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. We have adopted Interpretation No. 45 effective December 2002 which had no impact on our consolidated financial position, results of operations or cash flows. Applicable disclosures with respect to our product warranty reserve have been made in Note 7. Accrued Liabilities, Income Taxes Payable and Other Current Liabilities.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which is effective for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS 148 effective December 2002 and will continue to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations. We have made appropriate interim disclosures in Note 2. Stock-Based Compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We have adopted Interpretation No. 46 effective December 2002, which had no impact on our consolidated financial position, results of operations or cash flows because we have no variable interest entities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry or general economic prospects or trends, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could", or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations", should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2002.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 VERSUS THREE MONTHS ENDED DECEMBER 31, 2001

REVENUE

     Total revenue was $57.3 million for the three months ended December 31, 2002, which represented a 12.3%, or $6.3 million, increase from the three months ended December 31, 2001. Of this increase, $3.9 million was due to an increase in sales volume and $2.4 million from an increase in weighted average selling prices resulting from a change in product sales mix. Copper product revenue increased 48.4% over the prior year quarter and tungsten and dielectric product revenues combined increased by 5.3%. Revenue would have been $0.1 million higher had the Japanese Yen average exchange rate for the quarter held constant with the prior year's first fiscal quarter average.


COST OF GOODS SOLD

     Total cost of goods sold was $27.7 million for the three months ended December 31, 2002, which represented an increase of 16.5% or $3.9 million from the three months ended December 31, 2001. This increase resulted from higher volume and costs of production that were partially offset by the absence of the Rippey royalty payment. We made the final Rippey payment in the fourth quarter of fiscal 2002 and we have no further obligation under this contract.

     With respect to the key raw materials used to make our products, we expect that the cost of fumed silica we purchase from Cabot Corporation used in the manufacture of CMP slurries will continue to increase according to the terms of our existing fumed metal oxide agreement with Cabot Corporation, which provides for a fixed annual increase in the price of silica of 2.0% of the initial price, and additional price adjustments corresponding to Cabot Corporation's raw material cost increases or decreases. Also, in order to meet certain of our needs for fumed alumina, in December 2001, we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to its fumed alumina terms. Under this fumed alumina supply agreement, Cabot Corporation expanded its capacity for the manufacture of fumed alumina and we have the first right to all this capacity. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if they produce more than a certain amount that meets our specifications per year

     Our need for additional quantities of key raw materials in the future has required and will continue to require that we enter into new supply arrangements with third parties. Future arrangements may result in costs which are higher than those in the existing agreements.


RESEARCH AND DEVELOPMENT

     Research and development expenses were $8.6 million in the three months ended December 31, 2002, which represented an increase of 24.3%, or $1.7 million, from the three months ended December 31, 2001. The majority of this increase was due to depreciation and operating costs of $1.1 million relating to our new R&D facility which we opened in April 2002. An additional $0.5 million increase resulted from allocating certain common facility operating costs to R&D. These costs had previously been treated as general and administrative expense prior to the R&D facility addition to our existing office building. Although R&D expense in our first fiscal quarter of 2003 decreased sequentially due to reduced spending on R&D supplies and other discretionary items, we expect R&D expenses will increase in the future. Key activities during the three months ended December 31, 2002 involved the continued development of new and enhanced slurry products including products for copper applications, new CMP polishing pad technology and advanced particle technology.


SELLING AND MARKETING

     Selling and marketing expenses were $2.6 million in the three months ended December 31, 2002, which represented an increase of 9.3%, or $0.2 million, from the three months ended December 31, 2001. The increase resulted from higher staff related costs associated with our customer support initiatives.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $4.4 million in the three months ended December 31, 2002, which represented an increase of 12.5%, or $0.5 million, from the three months ended December 31, 2001. The increase primarily resulted from an increase in depreciation of $0.6 million associated with administrative areas of the R&D facility addition and our business systems that were placed in service during the second fiscal quarter of 2002 and higher insurance premiums of $0.2 million. These increases were partially offset by a decrease in facilities charges due to the change in allocation of certain common facility operating costs described under Research and Development. We expect that general and administrative expenses will continue to increase due to higher insurance premiums.


AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $0.1 million for both the three months ended December 31, 2002 and 2001.


OTHER EXPENSE, NET

     Other expense was negligible for the three months ended December 31, 2002, compared to other expense of $0.3 million, for the three months ended December 31, 2001. The prior year expense resulted primarily from a payment of $0.3 million to Cabot Corporation to reimburse them for certain capital improvements made to a facility used to supply us with raw material. These capital improvements are no longer in service.


PROVISION FOR INCOME TAXES

     The effective income tax rate was 33.5% for the three months ended December 31, 2002 and 34.0% for the three months ended December 31, 2001. The decrease in the effective tax rate was mainly driven by an increase in tax credits from expanded research and experimentation activities.


NET INCOME

     Net income was $9.3 million for the three months ended December 31, 2002, which represented an increase of 2.8%, or $0.3 million, from the three months ended December 31, 2001 as a result of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $7.7 million in the three months ended December 31, 2002 and $19.0 million in the three months ended December 31, 2001. Our cash provided by operating activities for the three months ended December 31, 2002 originated from net income from operations of $9.3 million and non-cash items of $5.4 million which were partially offset by a net increase in working capital of approximately $7.0 million due to increases in customer receivables and inventory and a decrease in accounts payable.

     In the three months ended December 31, 2002, capital spending was $2.3 million, primarily for manufacturing equipment for the production of new products and additional research and development equipment. Full fiscal year 2003 capital spending is anticipated to be approximately $24.0 million. In the three months ended December 31, 2001, capital spending was $9.0 million, primarily due to the construction of our new research and development facility in Aurora, Illinois. We also purchased additional production-related equipment to be used in Aurora, Illinois and invested in the development and implementation of our stand alone business information systems.

     Cash flows from financing activities were $1.7 million in the three months ended December 31, 2002 and $0.7 million in the three months ended December 31, 2001. Cash provided from financing activities for the three months ended December 31, 2002 resulted from the issuance of common stock of $1.9 million for the exercise of stock options which was partially offset by principal payments of $0.2 million made under capital lease obligations. Cash provided in the year ago period resulted from the issuance of common stock for the exercise of stock options.

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


DISCLOSURES ABOUT OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     At December 31, 2002 and September 30, 2002, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

     The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

   CONTRACTUAL OBLIGATIONS                                  LESS THAN      1-3         4-5          AFTER 5
   (IN MILLIONS)                                  TOTAL      1 YEAR       YEARS       YEARS          YEARS
                                                  -----     -----------   -----       -----          -----
   Long-term debt............................   $   3.5      $   0.0     $  3.5     $   0.0        $   0.0
   Capital lease obligations ................      10.1          1.6        3.3         2.1            3.1
   Operating leases .........................       1.1          0.5        0.4         0.1            0.1
   Unconditional purchase obligations .......      29.0         14.7        6.9         3.0            4.4
   Other long-term obligations...............       1.5          0.2        1.3         0.0            0.0
                                                -------      -------     ------     -------        -------
   Total contractual cash obligations........   $  45.2      $  17.0     $ 15.4     $   5.2        $   7.6
                                                =======      =======     ======     =======        =======


LONG-TERM DEBT

     At December 31, 2002 long-term debt was comprised of an unsecured term loan in the amount of $3.5 million funded on the basis of the Illinois State Treasurer's Economic Program. On February 6, 2003, we prepaid the entire $3.5 million term loan which had been due on April 3, 2005 and incurred interest at an annual rate of 4.68%. No gain or loss was recognized with respect to the prepayment.

CAPITAL LEASE OBLIGATIONS

     On December 12, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation. Under this agreement, Cabot Corporation expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina. Payments by us for capital costs for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments of approximately $0.3 million resulted in a $9.8 million lease obligation and related leased asset. The agreement has an initial five year term, which expires in 2006, but we can choose to renew the agreement for another five year term, which would expire in 2011. We also can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five year term. Capital lease payments to Cabot Corporation commenced in the second quarter of fiscal 2002 and a total of $1.0 million has been paid as of December 31, 2002.

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

UNCONDITIONAL PURCHASE OBLIGATIONS

     Unconditional purchase obligations include our noncancelable purchase commitments and take-or-pay arrangements with suppliers. We operate under an amended fumed metal oxide agreement with Cabot Corporation for the purchase of two key raw materials, fumed silica and fumed alumina. We are obligated to purchase at least 90% of our six-month volume forecast of fumed silica and must pay the difference if we purchase less than that amount. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December of 2006. This agreement has an initial five year term, but we can choose to renew the agreement for another five year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Unconditional purchase obligations include $24.6 million of contractual commitments based upon our anticipated renewal of the agreement through December 2011.

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

     We also have a long-term agreement with a supplier to purchase materials for use in one of our product lines that is not currently in commercial production. As of December 31, 2002, we are obligated to purchase, subject to the supplier's ability to deliver, $3.2 million of materials over the remaining term of the agreement, which expires in June, 2005. There exists the possibility that we will not require the entire amount of material provided for under the agreement, but we still would be obligated to pay for it. We have not recorded a liability for this possible loss as we plan to and are evaluating the use of the production capabilities of this supplier in conjunction with this product line strategy. We also are required to reimburse the supplier for all approved research and development costs related to the materials. The supplier will repay these research and development reimbursements if our material purchases from them reach certain levels.

     In November 2002, we entered into a purchase agreement for certain materials with a supplier, and we are obligated to purchase $0.2 million over the life of the contract. We also expect to purchase $0.5 million of capital assets to be placed in service at this supplier.

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

     On September 25, 2002 we entered into a licensing agreement for a product line under development. Under this agreement we are required to pay an annual non-refundable minimum annual licensing fee. In addition, we have committed to rent or purchase equipment to develop and commercialize the licensed product. This agreement can be unilaterally terminated at any time, provided that certain terms and conditions are met.


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

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. Our five largest customers, of which two are distributors, accounted for approximately 59% and 57% of our revenue for the three months ended December 31, 2002 and 2001, respectively.

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY A FURTHER DECLINE IN WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

     Our business is affected by current economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. During fiscal 2001 and the first and second fiscal quarters of 2002 the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories, affected our quarterly revenue trends. Although sales improved in the second half of fiscal 2002, we did not maintain this level of revenue into the first quarter of fiscal 2003 as weakness in end market demand continued. We remain cautious regarding the health of the global economy and semiconductor industry, and further declines or lack of improvement in current economic and industry conditions could continue to adversely affect our business.


ANY PROBLEM OR INTERRUPTION IN OUR SUPPLY FROM SUPPLIERS OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

     Fumed metal oxides, both fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides or other key raw materials. We entered into a fumed metal oxide agreement with Cabot Corporation, which became effective upon completion of our initial public offering in April, 2000. In December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to fumed alumina. Under these agreements, Cabot Corporation continues to be our primary supplier of certain fumed metal oxides for our slurry products produced as of the date of the initial public offering with respect to fumed silica and as of the effective date of the new fumed alumina supply agreement with respect to certain amounts of fumed alumina. Under the fumed alumina supply agreement, Cabot Corporation expanded its capacity for the manufacture of fumed alumina to which we have first right to all capacity from the expansion and, under the amended fumed metal oxide agreement, we now have first right, subject to certain terms and conditions, to the fumed alumina capacity from that facility. We face the risk of significant increases in the price of fumed metal oxides under these agreements if Cabot Corporation's cost of production increases. It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation or another supplier is unable to supply us with sufficient quantities of fumed metal oxides which meet the quality required by our customers' supply needs and technical specifications, or encounters supply problems, including but not limited to any related to quality, functionality of equipment, natural disasters, work stoppages or raw material availability. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation or another supplier, may adversely affect us as well.

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

     Competition from current CMP slurry manufacturers, new entrants to the CMP slurry market or a decision by any of our major customers to produce slurry products in-house could seriously harm our business and results of operations. Competition has increased from other existing providers of CMP slurries and opportunities exist for other companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. Some of our major customers currently manufacture slurries in-house and others have the financial and technological capability to do so. The existence or threat of increased competition and in-house production could limit or reduce the prices we are able to charge for our slurry products. In addition, our competitors may have or obtain intellectual property rights which may restrict our ability to market our existing products and/or to innovate and develop new products.


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


WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. For fiscal 2002, approximately 66% of our revenue was generated by sales to customers outside the United States. For the three months ended December 31, 2002, approximately 65% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in foreign countries. These risks include, but are not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights. We have announced our intention to sell directly to customers in Europe, Singapore and Malaysia beginning in

June, 2003. We currently service these customers through Metron, a third party distributor. Selling directly may increase our risk of conducting business in foreign countries.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and, to a lesser extent, the British Pound and the Euro. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. However, we may be unable to hedge these exposures completely. Approximately 19% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts for speculative or trading purposes.


MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of December 31, 2002, the analysis demonstrated that such market movements would not have a material adverse effect on our financial position, results of operations or cash flows over a one year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at December 31, 2002 was not material.

ITEM 4. CONTROLS AND PROCEDURES

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


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     We are not currently involved in any material legal proceedings.

ITEM 5. OTHER INFORMATION

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the quarter covered by this filing our Audit Committee approved the following non-audit services performed by PricewaterhouseCoopers LLP: (1) tax compliance consultations; (2) tax compliance and advice related to our foreign operations; and (3) consultations with respect to our Equity Incentive Plans.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                        EXHIBIT
                        NUMBER        DESCRIPTION
                        ------        -----------
                         10.22        Amendment to Cabot Microelectronics Corporation 401(k) Plan*

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

        (b)   Reports on Form 8-K

              In a report dated October 24, 2002, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on October 24, 2002 Cabot Microelectronics reported financial results for its fourth fiscal quarter ended September 30, 2002.

              In a report dated November 15, 2002, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on November 13, 2002 Cabot Microelectronics announced that it intends to now begin posting notice of transactions in the company's stock by executive officers and directors on the company's website by the end of the business day following the filing of Form 4's, Statement of Changes in Beneficial Ownership of Securities, for such transactions with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CABOT MICROELECTRONICS CORPORATION


Date: February 12, 2003                /s/ MATTHEW NEVILLE
                                       -------------------------------------
                                       Matthew Neville
                                       Chairman of the Board and Chief Executive Officer
                                       [Principal Executive Officer]

Date: February 12, 2003                 /s/ DANIEL S. WOBBY
                                        ------------------------------------
                                        Daniel S. Wobby
                                        Corporate Controller
                                        [Principal Accounting Officer and Acting
                                        Principal Financial Officer]

                                 CERTIFICATIONS


     I, Matthew Neville, Chief Executive Officer of Cabot Microelectronics Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cabot Microelectronics Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 12, 2003                  /s/ MATTHEW NEVILLE
                                         --------------------------------
                                         Matthew Neville
                                         Chief Executive Officer

I, Daniel S. Wobby, Acting Principal Financial Officer of Cabot Microelectronics Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cabot Microelectronics Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 12, 2003                /s/ DANIEL S. WOBBY
                                       -------------------------------------
                                       Daniel S. Wobby
                                       Acting Principal Financial Officer