Form 10-K/A
period 2002-09-30
CABOT MICROELECTRONICS CORP
filed 2003-05-13
CIK 1102934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2 ). YES  X   NO
                                          ---     ---

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

As of November 29, 2002, the Company had 24,334,559 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 11, 2003 are incorporated by reference in
Part III of this Form 10-K to the extent stated herein. This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see item 7 of Part II of this Form 10-K

EXPLANATORY NOTE

     Cabot Microelectronics Corporation filed its original Annual Report on Form 10-K for the fiscal year ended September 30, 2002 on December 10, 2002. This Amendment No. 1 on Form 10-K/A is filed solely to amend Part III, Item 12 for the purpose of including the Equity Compensation Plan Information tabular disclosure which was inadvertently omitted from our Annual Report on Form 10-K. This information is required to be filed pursuant to Item 201(d) of Regulation S-K. No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update disclosures for events which occurred subsequent to the original filing.


PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     Shown below is information as of September 30, 2002 with respect to the shares of common stock that may be issued under Cabot Microelectronics' existing equity compensation plans.


                                       (a)                        (b)                               (c)
                             Number of securities
                             to be issued upon           Weighted-average          Number of securities remaining
                             exercise of                 exercise price of         available for future issuance under
                             outstanding options,        outstanding options,      equity compensation plans (excluding
     Plan category           warrants and rights         warrants and rights       securities reflected in column (a))
-------------------------    ------------------------    ----------------------    --------------------------------------
Equity compensation
plans approved by
security holders                    2,818,887                   $48.64                           3,492,497 (1)

Equity compensation
plans not approved by
security holders                        --                        --                                 --
                                    ---------                   ------                           ---------
Total                               2,818,887                   $48.64                           3,492,497
                                    ---------                   ------                           ---------


     (1) Includes 368,962 shares available for future issuance under our Employee Stock Purchase Plan.


     The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned "Stock Ownership" in the Proxy Statement.

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



                                             CABOT MICROELECTRONICS CORPORATION
                                             (Registrant)

Date: May 13, 2003                           /s/ MATTHEW NEVILLE
                                             -----------------------------------
                                             Matthew Neville
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             [Principal Executive Officer]


Date: May 13, 2003                           /s/ WILLIAM S. JOHNSON
                                             -----------------------------------
                                             William S. Johnson
                                             Vice President and Chief Financial
                                             Officer
                                             [Principal Financial Officer]


Date: May 13, 2003                           /s/ DANIEL S. WOBBY
                                             -----------------------------------
                                             Daniel S. Wobby
                                             Corporate Controller
                                             [Principal Accounting Officer]


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: May 13, 2003                           /s/ MATTHEW NEVILLE
                                             -----------------------------------
                                             Matthew Neville
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             [Director]


Date: May 13, 2003                           /s/ JUAN ENRIQUEZ-CABOT*
                                             -----------------------------------
                                             Juan Enriquez-Cabot
                                             [Director]


Date: May 13, 2003                           /s/ JOHN P. FRAZEE, JR.*
                                             -----------------------------------
                                             John P. Frazee, Jr.
                                             [Director]


Date: May 13, 2003                           /s/ H. LAURANCE FULLER*
                                             -----------------------------------
                                             H. Laurance Fuller
                                             [Director]


Date: May 13, 2003                           /s/ J. JOSEPH KING*
                                             -----------------------------------
                                             J. Joseph King
                                             [Director]

Date: May 13, 2003                           /s/ RONALD L. SKATES*
                                             -----------------------------------
                                             Ronald L. Skates
                                             [Director]


Date: May 13, 2003                           /s/ STEVEN V. WILKINSON*
                                             -----------------------------------
                                             Steven V. Wilkinson
                                             [Director]



* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, pursuant to Power of Attorney filed as Exhibit 24.1 to registrant's original Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which was filed on December 10, 2002.

                                 CERTIFICATIONS

I, Matthew Neville, Chief Executive Officer of Cabot Microelectronics Corporation, certify that:

         1. I have reviewed this Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K (the "Amendment") of Cabot Microelectronics Corporation;

         2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment;

         3. Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment (the "Evaluation Date"); and

            c) Presented in the Quarterly Report on Form 10-Q being filed simultaneously herewith our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in the Quarterly Report on Form 10-Q being filed simultaneously herewith whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                           /s/ MATTHEW NEVILLE
                                             -----------------------------------
                                             Matthew Neville
                                             Chief Executive Officer

                                 CERTIFICATIONS


I, William S. Johnson, Chief Financial Officer of Cabot Microelectronics Corporation, certify that:

         1. I have reviewed this Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K (the "Amendment") of Cabot Microelectronics Corporation;

         2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment;

         3. Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment (the "Evaluation Date"); and

            c) Presented in the Quarterly Report on Form 10-Q being filed simultaneously herewith our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in the Quarterly Report on Form 10-Q being filed simultaneously herewith whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                           /s/ WILLIAM S. JOHNSON
                                             -----------------------------------
                                             William S. Johnson
                                             Chief Financial Officer

EXHIBIT LIST

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2003.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2003.