Form 10-Q
period 2003-03-31
CABOT MICROELECTRONICS CORP
filed 2003-05-13
CIK 1102934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2003

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

As of April 30, 2003 the Company had 24,370,892 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

                                                                                                                      PAGE
                                                                                                                      ----
PART I. FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Consolidated Statements of Income
                              Three and Six Months Ended March 31, 2003 and 2002...................................    3

                          Consolidated Balance Sheets
                              March 31, 2003 and September 30, 2002................................................    4

                          Consolidated Statements of Cash Flows
                              Six Months Ended March 31, 2003 and 2002.............................................    5

                          Notes to Consolidated Financial Statements...............................................    6

         Item 2.          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations..................................................   10

         Item 3.          Quantitative and Qualitative Disclosures About Market Risk...............................   20

         Item 4.          Controls and Procedures..................................................................   20

PART II. OTHER INFORMATION

         Item 1.          Legal Proceedings........................................................................   20

         Item 4.          Submission of Matters to a Vote of Security Holders......................................   21

         Item 5.          Other Information........................................................................   21

         Item 6.          Exhibits and Reports on Form 8-K.........................................................   21
                          Signatures...............................................................................   22
                          Certifications...........................................................................   23



PART I. FINANCIAL INFORMATION
ITEM 1.


CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS                   SIX MONTHS
                                                                     ENDED MARCH 31,               ENDED MARCH 31,
                                                              -----------------------------   --------------------------
                                                                    2003           2002           2003          2002
                                                              -------------    ------------   -----------    -----------

Revenue  ...................................................  $      62,201    $     50,520   $   119,474    $   101,524

Cost of goods sold .........................................         31,786          25,262        59,451         49,008
                                                              -------------    ------------   -----------    -----------
        Gross profit.......................................          30,415          25,258        60,023         52,516
Operating expenses:
   Research and development.................................          9,609           6,429        18,244         13,376
   Selling and marketing....................................          2,554           2,370         5,132          4,728
   General and administrative...............................          4,595           5,397         8,963          9,281
   Litigation settlement....................................             --           1,000            --          1,000
   Amortization of intangibles..............................             85              91           170            181
                                                              -------------    ------------   -----------    -----------
      Total operating expenses..............................         16,843          15,287        32,509         28,566
                                                              -------------    ------------   -----------    -----------
Operating income............................................         13,572           9,971        27,514         23,950
Other income (expense), net.................................             43            (151)           38           (468)
                                                              -------------    ------------   -----------    -----------
Income before income taxes..................................         13,615           9,820        27,552         23,482
Provision for income taxes..................................          4,561           2,869         9,230          7,514
                                                              -------------    ------------   -----------    -----------
      Net income............................................  $       9,054    $      6,951   $    18,322    $    15,968
                                                              =============    ============   ===========    ===========
Basic earnings per share....................................  $        0.37    $       0.29   $      0.75    $      0.66
                                                              =============    ============   ===========    ===========
Weighted average basic shares outstanding...................         24,346          24,140        24,325         24,119
                                                              =============    ============   ===========    ===========
Diluted earnings per share..................................  $        0.37    $       0.28   $      0.75    $      0.65
                                                              =============    ============   ===========    ===========
Weighted average diluted shares outstanding.................         24,593          24,583        24,589         24,558
                                                              =============    ============   ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          MARCH 31,       SEPTEMBER 30,
                                                                                            2003              2002
                                                                                     ----------------    --------------
                                     ASSETS

Current assets:
   Cash and cash equivalents......................................................   $         87,886    $       69,605
   Accounts receivable, less allowance for doubtful
      accounts of $628 at March 31, 2003
      and $667 at September 30, 2002..............................................             28,147            26,082
   Inventories....................................................................             22,869            21,959
   Prepaid expenses and other current assets......................................              2,647             2,654
   Deferred income taxes..........................................................              3,744             2,983
                                                                                     ----------------    --------------
         Total current assets.....................................................            145,293           123,283

Property, plant and equipment, net................................................            128,461           132,264
Goodwill .........................................................................              1,373             1,373
Other intangible assets, net......................................................                765               935
Deferred income taxes and other assets............................................                534               530
                                                                                     ----------------    --------------
         Total assets.............................................................   $        276,426    $      258,385
                                                                                     ================    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...............................................................   $          9,961    $       11,748
   Capital lease obligations......................................................              1,639             1,585
   Accrued expenses, income taxes payable and other current liabilities...........             16,957            17,238
                                                                                     ----------------    --------------
         Total current liabilities................................................             28,557            30,571

Long-term debt....................................................................                 --             3,500
Capital lease obligations.........................................................              8,126             8,865
Deferred income taxes.............................................................              2,056             1,514
Deferred compensation and other long term liabilities.............................                764               429
                                                                                     ----------------    --------------
         Total liabilities........................................................             39,503            44,879

Commitments and contingencies (Note 9)

Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued and outstanding: 24,368,718 shares at March 31, 2003 and
      24,254,819 at September 30, 2002 ...........................................   $             24    $           24
   Capital in excess of par value of common stock.................................            117,825           114,116
   Retained earnings..............................................................            119,447           101,125
   Accumulated other comprehensive loss...........................................               (358)           (1,688)
   Unearned compensation..........................................................                (15)              (71)
                                                                                     -----------------   ---------------
         Total stockholders' equity...............................................            236,923           213,506
                                                                                     ----------------    --------------

         Total liabilities and stockholders' equity...............................   $        276,426    $      258,385
                                                                                     ================    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)


                                                                                               SIX MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                           --------------------------
                                                                                             2003              2002
                                                                                           --------          --------
Cash flows from operating activities:
   Net income ....................................................................         $ 18,322          $ 15,968
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..............................................            7,512             4,876
      Noncash compensation expense and non-employee stock options ................              (17)              335
      Provision for inventory writedown ..........................................            1,511                28
      Provision for doubtful accounts ............................................               22              (279)
      Stock option income tax benefits ...........................................            1,147             1,283
      Deferred income taxes ......................................................             (217)            1,277
      Unrealized foreign exchange gain ...........................................             (466)               --
      Loss on disposal of property, plant and equipment ..........................               21                 9
      Other noncash expenses, net ................................................              351               271
   Changes in operating assets and liabilities:
      Accounts receivable ........................................................           (1,744)            4,398
      Inventories ................................................................           (2,154)           (1,585)
      Prepaid expenses and other assets ..........................................              101            (1,347)
      Accounts payable, accrued liabilities and other current liabilities ........           (2,477)            3,281
      Income taxes payable, deferred compensation and other noncurrent liabilities              536            (1,692)
                                                                                           --------          --------
Net cash provided by operating activities ........................................           22,448            26,823

Cash flows from investing activities:
   Additions to property, plant and equipment ....................................           (4,714)          (24,808)
   Proceeds from the sale of property, plant and equipment .......................            1,770                --
                                                                                           --------          --------
Net cash used in investing activities ............................................           (2,944)          (24,808)
                                                                                           --------          --------

Cash flows from financing activities:
   Prepayment of long-term debt ..................................................           (3,500)               --
   Net proceeds from issuance of stock ...........................................            2,635             2,260
   Principal payments under capital lease obligations ............................             (363)             (507)
                                                                                           --------          --------
Net cash provided by (used in) financing activities ..............................           (1,228)            1,753
                                                                                           --------          --------

Effect of exchange rate changes on cash ..........................................                5               (21)
                                                                                           --------          --------
Increase in cash .................................................................           18,281             3,747
Cash and cash equivalents at beginning of period .................................           69,605            47,677
                                                                                           --------          --------
Cash and cash equivalents at end of period .......................................         $ 87,886          $ 51,424
                                                                                           ========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED AND AMOUNTS IN THOUSANDS,
                      EXCEPT SHARE AND PER SHARE AMOUNTS)


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

     The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of March 31, 2003, cash flows for the six months ended March 31, 2003 and March 31, 2002 and results of operations for the three and six months ended March 31, 2003 and March 31, 2002. The results of operations for the three and six months ended March 31, 2003 may not be indicative of the results to be expected for the fiscal year ending September 30, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2002. We operate predominantly in one industry segment
- the development, manufacture, and sale of CMP slurries.

     The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.


2.  STOCK-BASED COMPENSATION

     We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under the Cabot Microelectronics Corporation Amended and Restated 2000 Equity Incentive Plan ("Equity Incentive Plan") and shares issued under our Employee Stock Purchase Plan. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no employee compensation expense has been recorded.

                       CABOT MICROELECTRONICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (UNAUDITED AND AMOUNTS IN THOUSANDS,
                      EXCEPT SHARE AND PER SHARE AMOUNTS)

Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                                                        THREE MONTHS                     SIX MONTHS
                                                                        ENDED MARCH 31,               ENDED MARCH 31,
                                                                     -----------------------       -----------------------
                                                                       2003           2002           2003           2002
                                                                     --------       --------       --------       --------
         Net income, as reported .........................           $  9,054       $  6,951      $  18,322       $ 15,968
         Deduct: total stock-based compensation expense
              determined under the fair value method,
                net of tax................................             (4,326)        (2,985)        (7,996)        (5,877)
                                                                     --------       --------       --------       --------
         Pro forma net income.............................              4,728          3,966         10,326         10,091
                                                                     ========       ========       ========       ========
         Earnings per share:
              Basic - as reported.........................           $   0.37       $   0.29       $   0.75       $   0.66
                                                                     ========       ========       ========       ========
              Basic - pro forma...........................           $   0.19       $   0.16       $   0.42       $   0.42
                                                                     ========       ========       ========       ========
              Diluted - as reported.......................           $   0.37       $   0.28       $   0.75       $   0.65
                                                                     ========       ========       ========       ========
              Diluted - pro forma.........................           $   0.19       $   0.16       $   0.42       $   0.41
                                                                     ========       ========       ========       ========


3. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Share", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                         THREE MONTHS                    SIX MONTHS
                                                                         ENDED MARCH 31,                ENDED MARCH 31,
                                                                  ---------------------------     ---------------------------
                                                                      2003           2002            2003            2002
                                                                  -----------     -----------     -----------     -----------
     Numerator:
              Earnings available to common shares ...........     $     9,054     $     6,951     $    18,322     $    15,968
                                                                  ===========     ===========     ===========     ===========
     Denominator:
              Weighted average common shares ................      24,346,172      24,140,345      24,325,392      24,119,171
                   (Denominator for basic calculation)
              Weighted average effect of dilutive securities:
                   Stock-based compensation .................         247,176         442,867         263,130         438,576
                                                                  -----------     -----------     -----------     -----------
              Diluted weighted average common shares ........      24,593,348      24,583,212      24,588,522      24,557,747
                                                                  ===========     ===========     ===========     ===========
                   (Denominator for diluted calculation)
Earnings per share:
         Basic............................................        $      0.37     $      0.29      $     0.75     $      0.66
                                                                  ===========     ===========      ==========     ===========
         Diluted..........................................        $      0.37     $      0.28      $     0.75     $      0.65
                                                                  ===========     ===========      ==========     ===========

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (UNAUDITED AND AMOUNTS IN THOUSANDS,
                      EXCEPT SHARE AND PER SHARE AMOUNTS)


4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                           THREE MONTHS               SIX MONTHS
                                                          ENDED MARCH 31,           ENDED MARCH 31,
                                                      ---------------------      ---------------------
                                                        2003         2002          2003         2002
                                                      --------     --------      --------     --------
     Net Income .................................     $  9,054     $  6,951      $ 18,322     $ 15,968
     Other comprehensive income:
          Net unrealized gain on derivative
                 instruments ....................            8            8            17           14
          Foreign currency translation adjustment          179         (335)        1,313       (3,208)
                                                      --------     --------      --------     --------
     Total comprehensive income .................     $  9,241     $  6,624      $ 19,652     $ 12,774
                                                      ========     ========      ========     ========


5. INVENTORIES

     Inventories consisted of the following:

                                MARCH 31,    SEPTEMBER 30,
                                   2003          2002
                                ---------    -------------
     Raw materials ...........   $16,196       $13,779
     Work in process .........       558         1,173
     Finished goods ..........     6,115         7,007
                                ---------    -------------
     Total ...................   $22,869       $21,959
                                =========    =============


6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill of $1,373, as of March 31, 2003, was unchanged from our fiscal year ended September 30, 2002.

     The components of intangible assets are as follows:

                                                                     MARCH 31, 2003              SEPTEMBER 30, 2002
                                                              ----------------------------   ----------------------------
                                                              GROSS CARRYING   ACCUMULATED   GROSS CARRYING   ACCUMULATED
                                                               AMORTIZATION       AMOUNT      AMORTIZATION       AMOUNT
                                                              --------------   -----------   --------------   -----------
     Trade secrets and know-how ..................               $2,550           $1,977         $2,550          $1,850
     Distribution rights, customer lists and other                1,000              808          1,000             765
                                                              --------------   -----------   --------------   -----------
        Total intangible assets ..................                3,550            2,785          3,550           2,615
                                                              --------------   -----------   --------------   -----------

     Amortization expense of intangible assets was $85 and $170 for the three and six months ended March 31, 2003, respectively. Estimated future amortization expense for the remaining six months of fiscal year 2003, fiscal 2004 and fiscal 2005 are $170, $340, and $255, respectively.

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (UNAUDITED AND AMOUNTS IN THOUSANDS,
                      EXCEPT SHARE AND PER SHARE AMOUNTS)

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

     Accrued expenses, income taxes payable and other current liabilities consisted of the following:

                                                     MARCH 31,    SEPTEMBER 30,
                                                       2003           2002
                                                   -----------    -------------
         Raw material accruals...................  $     3,054    $         851
         Accrued compensation....................        6,560            8,302
         Warranty reserve........................        1,265              858
         Fixed asset accrual.....................          343            1,375
         Income taxes payable....................        2,899            2,662
         Other...................................        2,836            3,190
                                                   -----------    -------------
         Total...................................  $    16,957    $      17,238
                                                   ===========    =============

     With respect to our warranty reserve shown above, we provide for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected primarily by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Revisions to the estimated warranty liability are made when actual incidences of product not meeting specifications and performance requirements differ from our estimates.

     We have historically not recorded warranty claims directly against warranty reserves, but rather provided for them in the period in which they occurred. As such, charges to and reductions in expenses represent the net change required to maintain an appropriate reserve.

     The changes in the warranty reserve for the six months ended March 31, 2003 are as follows:

         Balance as of September 30, 2002........  $       858
         Charges to (reductions in) expenses, net          407
                                                   -----------
         Balance as of March 31, 2003............  $     1,265
                                                   ===========


8. LONG-TERM DEBT

     On February 6, 2003, we prepaid the entire $3,500 unsecured term loan that had been funded on the basis of the Illinois State Treasurer's Economic Program which had been due on April 3, 2005 and had incurred interest at an annual rate of 4.68%. No gain or loss was recognized with respect to the prepayment. As a result of this prepayment, we have no outstanding long term debt.

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

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (UNAUDITED AND AMOUNTS IN THOUSANDS,
                      EXCEPT SHARE AND PER SHARE AMOUNTS)


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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") which applies to contracts entered into or modified after June 30, 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." We do not expect the adoption of SFAS 149 will have a material impact on our consolidated financial position, results of operations or cash flows.


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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VERSUS THREE MONTHS ENDED MARCH 31, 2002

REVENUE

     Total revenue was $62.2 million for the three months ended March 31, 2003, which represented a 23.1%, or $11.7 million, increase from the three months ended March 31, 2002. Of this increase, $8.2 million was due to an increase in sales volume and $3.5 million was due to an increase in weighted average selling prices resulting from improvements in product sales mix and foreign exchange rates which more than offset price reductions granted to certain customers in a few select instances in consideration of broader strategic relationships. Copper product revenue increased 51.7% over the prior year quarter and tungsten and dielectric product revenues combined increased by 20.2%. Revenue would have been $0.9 million lower in the quarter had the Japanese Yen average exchange rate for the quarter held constant with the prior year's second fiscal quarter average.

     We previously announced our intention to sell directly to customers in Europe, Singapore and Malaysia beginning in June, 2003. These customers have been serviced through Metron, a third party distributor. During the transition period, while this distributor draws down its inventory, we will not be making further sales to them. Until we begin selling directly to customers in June 2003 there will be an adverse revenue impact for the fiscal third quarter, which we expect to be approximately $3.7 million. Following this transition period, which we currently anticipate to be completed within the fiscal third quarter, we expect some revenue enhancement by virtue of the benefits of selling direct.


COST OF GOODS SOLD

     Total cost of goods sold was $31.8 million for the three months ended March 31, 2003, which represented an increase of 25.8%, or $6.5 million, from the three months ended March 31, 2002. Approximately $4.1 million of this increase was due to higher sales volumes and $2.4 million was due to higher average costs associated with product mix and higher costs from lower yields associated with meeting customer requirements for higher product performance. These increases were partially offset by the absence of the Rippey royalty payments which ended in August 2002. To meet our customers' more stringent product quality requirements, we plan to add staffing and make improvements in manufacturing which will likely increase our production costs in the near term.

     With respect to the key raw materials used to make our products, we expect that the cost of fumed silica we purchase from Cabot Corporation used in the manufacture of CMP slurries will continue to increase according to the terms of our existing fumed metal oxide agreement with Cabot Corporation, which provides for a fixed annual increase in the price of silica of 2.0% of the initial price and additional price adjustments corresponding to Cabot Corporation's raw material cost increases or decreases. Also, under the fumed alumina supply agreement with Cabot Corporation, the price of fumed alumina could fluctuate since it is based on all of Cabot Corporation's fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if they produce more than a certain amount of fumed alumina per year that meets our specifications.


GROSS PROFIT

     Our gross profit as a percentage of net revenue was 48.9% for the three months ended March 31, 2003 as compared to 50.0% for the three months ended March 31, 2002. The 1.1% decrease in gross profit resulted primarily from an increase in fixed manufacturing costs and costs associated with meeting customer requirements for higher product performance, and to a lesser extent, price reductions granted to certain customers in consideration of broader strategic relationships. In the near term, we expect gross profit will be in the 50% range, plus or minus 2%, as we add staffing and make improvements in manufacturing.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $9.6 million in the three months ended March 31, 2003, which represented an increase of 49.5%, or $3.1 million, from the three months ended March 31, 2002. A significant portion of this increase was due to depreciation and operating costs of $1.0 million relating to our new R&D facility, which we opened in April 2002. An additional $0.5 million increase resulted from allocating certain common facility operating costs to R&D that had previously been treated as general and administrative expense prior to the R&D facility addition to our existing office building. In addition, usage of consumable supplies increased due to the higher capacity of the new facility and because polishing activity in our former cleanroom was suspended during the relocation to the new R&D facility in the year ago quarter. R&D expense also increased due to higher staffing and outside consulting expenses. We expect R&D expenses to continue to increase due to our planned additional staffing and cleanroom capacity. Development efforts mainly related to new and enhanced slurry products including products for copper applications, new CMP polishing pad technology and advanced particle technology.


SELLING AND MARKETING

     Selling and marketing expenses were $2.6 million in the three months ended March 31, 2003, which represented an increase of 7.8%, or $0.2 million, from the three months ended March 31, 2002. The increase resulted from higher staff related costs associated with our customer support initiatives regarding our transition to sell directly to customers in Europe, Singapore and Malaysia.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $4.6 million in the three months ended March 31, 2003, which represented a decrease of 14.9%, or $0.8 million, from the three months ended March 31, 2002. The decrease resulted from a $0.6 million reduction in legal and professional expenses, primarily due to the absence of legal fees associated with the Rodel litigation, the absence of a $0.2 million non-cash charge related to the modification of a former director's stock option agreement and a decrease in facilities charges due to the change in allocation of certain common facility operating costs described under Research and Development. These decreases were partially offset by an increase in depreciation of $0.3 million associated with administrative areas of the R&D facility addition, costs associated with our business systems that were placed in service midway through the second fiscal quarter of 2002 and higher insurance premiums of $0.3 million.


LITIGATION SETTLEMENT

     During the second fiscal quarter of 2002, we settled all pending patent infringement litigation involving us and Rodel, Inc. for a one-time payment of $1.0 million. Under the settlement agreement, we received a fully paid-up, worldwide royalty-free license to all technology that was the subject of the litigation and their foreign equivalents, and we have no further financial obligation with respect to this matter.


AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $0.1 million for both the three months ended March 31, 2003 and March 31, 2002.


OTHER INCOME (EXPENSE), NET

     Other income was negligible for the three months ended March 31, 2003, compared to other expense of $0.2 million, for the three months ended March 31, 2002. The reduction in other expense resulted primarily from higher interest income on higher invested cash.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 33.5% for the three months ended March 31, 2003 and 29.2% for the three months ended March 31, 2002. The increase in the effective tax rate was mainly driven by the decreased impact of research and experimentation credits in relation to a higher taxable income base.


NET INCOME

     Net income was $9.1 million for the three months ended March 31, 2003, which represented an increase of 30.3%, or $2.1 million, from the three months ended March 31, 2002 as a result of the factors discussed above.


SIX MONTHS ENDED MARCH 31, 2003 VERSUS SIX MONTHS ENDED MARCH 31, 2002

REVENUE

     Total revenue was $119.5 million for the six months ended March 31, 2003, which represented a 17.7%, or $18.0 million, increase from the six months ended March 31, 2002. Of this increase, $12.2 million was due to an increase in sales volume and $5.8 million was due to an increase in weighted average selling prices from an improved sales mix and foreign exchange rates which more than offset price reductions granted to certain customers in a few select instances in consideration of broader strategic relationships. Revenue related to copper slurries increased 50.0% over the year ago period. Total revenue would have been $0.8 million lower had the Japanese Yen average exchange rate for the six month period held constant with the prior year's six month average.


COST OF GOODS SOLD

     Total cost of goods sold was $59.5 million for the six months ended March 31, 2003, which represented an increase of 21.3%, or $10.4 million, from the six months ended March 31, 2002. Approximately $5.9 million of this increase was due to higher sales volumes and $4.6 million was associated with higher average costs due to product mix, higher fixed manufacturing costs and higher costs from lower yields associated with meeting customer requirements for higher product performance. These increases were partially offset by the absence of the Rippey royalty payments which ended in August 2002.


GROSS PROFIT

     Our gross profit as a percentage of net revenue was 50.2% for the six months ended March 31, 2003 as compared to 51.7% for the six months ended March 31, 2002. The decrease in gross profit is primarily due to increased costs associated with meeting customer requirements for higher product performance and to a lesser extent, the price reductions mentioned above.


RESEARCH AND DEVELOPMENT

     Research and development expense was $18.2 million for the six months ended March 31, 2003, which represented an increase of 36.4%, or $4.9 million from the six months ended March 31, 2002. The majority of this increase was due to depreciation and operating costs of $2.1 million relating to our new R&D facility which we opened in April 2002. An additional $1.0 million increase resulted from allocating certain common facility operating costs to R&D that had previously been treated as general and administrative expense prior to the R&D facility addition to our existing office building. R&D expenses also increased due to higher staffing and increased usage of consumable supplies resulting from our higher capacity of the new facility and increased R&D activities. Development efforts mainly related to new and enhanced slurry products including products for copper applications, new CMP polishing pad technology and advanced particle technology.


SELLING AND MARKETING

     Selling and marketing expenses were $5.1 million in the six months ended March 31, 2003, which represented an increase of 8.5%, or $0.4 million, from the six months ended March 31, 2002. The increase resulted primarily from higher costs associated with our customer support initiatives regarding our transition to sell directly to customers in Europe, Singapore and Malaysia.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $9.0 million in the six months ended March 31, 2003, which represented a decrease of 3.4%, or $0.3 million, from the six months ended March 31, 2002. The decrease resulted from a $0.8 million reduction in legal and professional expenses, primarily due to the absence of legal fees associated with the Rodel litigation, and a decrease in facilities charges due to the change in allocation of certain common facility operating costs described under Research and Development. These decreases were partially offset by an increase in depreciation of $0.5 million associated with administrative areas of the R&D facility addition, costs associated with our business systems that were placed in service midway through the second fiscal quarter of 2002 and higher insurance premiums of $0.5 million.


LITIGATION SETTLEMENT

     During the second fiscal quarter of 2002, we settled all pending patent infringement litigation involving us and Rodel, Inc. for a one-time payment of $1.0 million. Under the settlement agreement, we received a fully paid-up, worldwide royalty-free license to all technology that was the subject of the litigation and their foreign equivalents, and we have no further financial obligation with respect to this matter.


AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $0.2 million for both the six months ended March 31, 2003 and March 31, 2002.


OTHER INCOME (EXPENSE), NET

     Other income was negligible for the six months ended March 31, 2003, compared to other expense $0.5 million, for the six months ended March 31, 2002. Other expense decreased primarily due to the absence of a payment to Cabot Corporation in the prior year to reimburse them for certain capital improvements made to equipment used to supply us with raw materials, which are no longer in service. Other expense also decreased due to higher offsetting interest income on higher invested cash.


PROVISION FOR INCOME TAXES

     The effective income tax rate was 33.5% in the six months ended March 31, 2003 and 32.0% for the six months ended March 31, 2002. The increase in the effective tax rate was mainly driven by the decreased impact of research and experimentation credits in relation to a higher taxable income base.

NET INCOME

     Net income was $18.3 million in the six months ended March 31, 2003, which represented an increase of 14.7%, or $2.4 million, from the six months ended March 31, 2002 as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $22.4 million in the six months ended March 31, 2003 and $26.8 million in the six months ended March 31, 2002. Our cash provided by operating activities for the six months ended March 31, 2003 originated from net income from operations of $18.3 million, non-cash items of $9.8 million which were partially offset by a net increase in working capital of $5.7 million due to increases in customer receivables, inventory and a decrease in accounts payable and accrued liabilities.

     In the six months ended March 31, 2003, capital spending was $4.7 million, primarily due to the purchase of production-related equipment to be used in our Aurora, Illinois facilities, and for metrology tools to support increased polishing capacity in our cleanroom. Full fiscal year 2003 capital spending is anticipated to be approximately $22.0 million, down $2.0 million from our previous planned spending level of $24.0 million. We received cash of approximately $1.8 million from the January 2003 sale of our distribution center and land in Ansung, South Korea. The proceeds approximated the net book value of the assets sold. In the six months ended March 31, 2002, capital spending was $24.8 million, primarily due to the construction of our new research and development facility in Aurora, Illinois and equipping the facility. We also purchased additional production-related equipment to be used in our Aurora, Illinois facilities and invested in the development and implementation of our stand-alone business information systems.

     In the six months ended March 31, 2003 we used $1.2 million of cash to fund financing activities compared to $1.8 million of cash provided during the six months ended March 31, 2002. On February 6, 2003, we prepaid the entire $3.5 million unsecured term loan that had been funded on the basis of the Illinois State Treasurer's Economic Program which had been due on April 3, 2005 and had incurred interest at an annual rate of 4.68%. We also made principal payments under capital lease obligations. Cash used for these purposes was partially offset by funds received from the issuance of common stock for the exercise of stock options and the Employee Stock Purchase Plan. Cash provided from financing activities for the six months ended March 31, 2002 resulted from the issuance of common stock for the exercise of stock options and the Employee Stock Purchase Plan and were partially offset by principal payments made under capital lease obligations.

     We believe that cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations and expected capital expenditures for the foreseeable future. However, we plan to expand our business and continue to improve our technology and, to do so, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.


DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     At March 31, 2003 and September 30, 2002, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

     The following summarizes our contractual obligations at March 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.



    CONTRACTUAL OBLIGATIONS                                              LESS THAN       1-3         4-5         AFTER 5
    (IN MILLIONS)                                           TOTAL         1 YEAR        YEARS       YEARS         YEARS
                                                          -------        ---------    --------     --------     --------
    Capital lease obligations.........................    $   9.7        $     1.6    $    3.2     $    2.1     $    2.8
    Operating leases .................................        1.1              0.5         0.4          0.1          0.1
    Unconditional purchase obligations ...............       23.2              8.8         7.3          3.0          4.1
    Other long-term obligations.......................        1.4              0.2         1.2          0.0          0.0
                                                          -------        ---------    --------     --------     ---------
    Total contractual cash obligations................    $  35.4        $    11.1    $   12.1     $    5.2     $    7.0
                                                          =======        =========    ========     ========     ========


CAPITAL LEASE OBLIGATIONS

     On December 12, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation. Under this agreement, Cabot Corporation expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina. Payments by us with respect to capital costs for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments of approximately $0.3 million resulted in a $9.8 million lease obligation and $9.8 million related leased asset. The agreement has an initial five year term, which expires in 2006, but we can choose to renew the agreement for another five year term, which would expire in 2011. We also can choose to not renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five year term. Capital lease payments to Cabot Corporation commenced in the second quarter of fiscal 2002 and a total of $1.2 million has been paid as of March 31, 2003.

     On January 11, 2002 we entered into a CMP tool and polishing consumables transfer agreement with a third party under which we agreed to transfer polishing consumables to them in return for a CMP polishing tool. The polishing tool has been treated as a capital lease and the aggregate fair market value of the polishing consumables resulted in a $2.0 million lease obligation. The term of the agreement is approximately three years, expiring in November 2004.

OPERATING LEASES

     We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years and may be renewed by us.

UNCONDITIONAL PURCHASE OBLIGATIONS

     Unconditional purchase obligations include our noncancelable purchase commitments and take-or-pay arrangements with suppliers. We operate under an amended fumed metal oxide agreement with Cabot Corporation for the purchase of two key raw materials, fumed silica and fumed alumina. We are obligated to purchase at least 90% of our six-month volume forecast of fumed silica from Cabot Corporation and must pay for the shortfall if we purchase less than that amount. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December of 2006. This agreement has an initial five year term, but we can choose to renew the agreement for another five year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Unconditional purchase obligations include $18.6 million of contractual commitments based upon our anticipated renewal of the agreement through December 2011.


     We have a long-term agreement with a supplier to purchase materials for use in a product that is not currently in commercial production. As of March 31, 2003, we are obligated to purchase, subject to the supplier's ability to deliver, $3.2 million of materials over the remaining term of the agreement, which expires in June, 2005. We may not require the entire amount of material provided for under the agreement, but we would still be obligated to pay for it. We have not recorded a liability for this possible loss as we are evaluating and currently plan to use the production capabilities of this supplier in conjunction with this product strategy. We also are required to reimburse the supplier for all approved research and development costs related to the materials. The supplier will repay these research and development reimbursements if our material purchases from them reach certain levels.

     We also have unconditional purchase obligations with three other suppliers, which include $1.1 million related to purchases of raw materials and $0.3 million associated with capital assets to be placed in service at one of these suppliers.

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

     On July 10, 2001 we entered into a $75.0 million unsecured revolving credit and term facility with a group of commercial banks. Under this agreement, which terminates on July 10, 2004, we are obligated to pay an administrative fee and a non-use fee. No amounts are currently outstanding under this agreement and we are currently in compliance with the covenants.


                   FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN CMP CONSUMPTION

     Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt and improve our products in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices and these changes and advances are expected to continue in the future. Developments in the semiconductor industry could render our products obsolete or less important to the IC device manufacturing process.


A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers could stop buying CMP slurries from us or could substantially reduce the quantity of CMP slurries they purchase from us. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. Our five largest customers, of which two are distributors, accounted for approximately 62% and 57% of our revenue for the six months ended March 31, 2003 and 2002, respectively. We have announced our intention, and are implementing our transition, to sell directly (beginning in June, 2003) to customers in Europe, Singapore and Malaysia who currently are serviced through one of these distributors. As a result, selling directly may decrease the level of business conducted with our top five customers.

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY A FURTHER DECLINE IN WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

     Our business is affected by current economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. During fiscal 2001 and the first and second fiscal quarters of 2002 the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories, affected our quarterly revenue trends. Although sales improved in the second half of fiscal 2002, we have not maintained this level of revenue into the first half of fiscal 2003 as weakness in end market demand continued. We remain cautious regarding the health of the global economy and semiconductor industry, and further declines or lack of improvement in current economic and industry conditions could continue to adversely affect our business.


ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

     Fumed metal oxides, both fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides or other key raw materials. We entered into a fumed metal oxide agreement with Cabot Corporation, which became effective upon completion of our initial public offering in April, 2000. In December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to fumed alumina. Under these agreements, Cabot Corporation continues to be our primary supplier of certain fumed metal oxides for our slurry products produced as of the date of our initial public offering with respect to fumed silica and as of the effective date of the fumed alumina supply agreement with respect to certain amounts of fumed alumina. We face the risk of significant increases in the price of fumed metal oxides under these agreements if Cabot Corporation's cost of production increases. It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation or another supplier were unable to supply us with sufficient quantities of fumed metal oxides which meet the quality required by our customers' supply needs and technical specifications. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation or another supplier, could adversely affect us as well.

     In addition, if we change the supplier or type of key raw materials such as fumed metal oxides we use to make our existing CMP slurries or are required to purchase them from a different manufacturer or manufacturing facility, whether Cabot Corporation or another party, or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries for their manufacturing processes and products. The requalification process could take a significant amount of time to complete, possibly interrupting or reducing our sales of CMP slurries to these customers.


OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR EXISTING OR FUTURE COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS OR IF ANY OF OUR MAJOR CUSTOMERS DEVELOP OR INCREASE IN-HOUSE SLURRY MANUFACTURING CAPABILITY

     Competition from current CMP slurry manufacturers, new entrants to the CMP slurry market or a decision by any of our major customers to produce, or increase the production of slurry products in-house could seriously harm our business and results of operations. Competition has increased from other existing providers of CMP slurries and opportunities exist for other companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. The existence or threat of increased competition and additional in-house production could impact the prices we are able to charge for our slurry products. In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

BECAUSE WE HAVE LIMITED EXPERIENCE IN MANUFACTURING AND SELLING CMP POLISHING PADS, EXPANSION OF OUR BUSINESS INTO THIS AREA MAY NOT BE SUCCESSFUL

     An element of our strategy is to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including manufacturing and distributing CMP polishing pads. We have had limited experience in developing and marketing these products, which involve technologies and production processes that are relatively new to us. We, our suppliers of the raw materials that we use to develop our polishing pads, or our provider of pads for whom we act as distributor, may not be able to solve technological or production problems that we or they may encounter. In addition, we, our suppliers or pad provider may be unable to keep pace with technological or other developments in the design and production of polishing pads. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.


BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

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


WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. Approximately 66% of our revenue was generated by sales to customers outside the United States for our fiscal year ended 2002 and for the six months ended March 31, 2003. We encounter risks in doing business in certain foreign countries. These risks include, but are not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights. We have announced our intention, and are implementing our transition, to sell directly to customers in Europe, Singapore and Malaysia beginning in June, 2003. We currently service these customers through Metron, a third party distributor. Selling directly may increase our risk of conducting business in foreign countries.


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


ANTI-TAKEOVER PROVISIONS UNDER OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND OUR RIGHTS PLAN MAY DISCOURAGE THIRD PARTIES FROM MAKING A HOSTILE BID FOR OUR COMPANY

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

      We conduct business operations outside of the United States through our foreign operations and approximately 16% of our revenue is transacted in currencies other than the U.S. dollar. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies which we have exposure to are the Japanese Yen and, to a lesser extent, the British Pound and the Euro. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. We do not currently enter into forward exchange contracts for speculative or trading purposes.


MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of March 31, 2003, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at March 31, 2003 was not material.


ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of Cabot Microelectronics held on March 11, 2003, the following proposals were adopted:

Proposal I - Election of Directors

                                Number of Votes For Election           Number of Votes Withheld
                                ----------------------------           ------------------------
John P. Frazee, Jr.                    21,965,462                              166,047
Matthew Neville                        21,817,267                              314,242


Proposal II - Ratification of the selection of PricewaterhouseCoopers LLP as the company's independent auditors for fiscal 2003

     A proposal to ratify the selection of PricewaterhouseCoopers LLP as the company's independent auditors for fiscal 2003 was approved with 21,593,203 shares cast for, 525,306 shares cast against, and 13,000 shares abstaining.


ITEM 5. OTHER INFORMATION

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. Our Audit Committee has pre-approved the following non-audit services performed by PricewaterhouseCoopers LLP: (1) tax compliance; (2) tax advice related to our foreign operations; and (3) advice with respect to our Equity Incentive Plans and certain other compensation plans.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                 EXHIBIT
                 NUMBER           DESCRIPTION
                 ------           -----------
                  99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                                  to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                                  to Section 906 of the Sarbanes-Oxley Act of 2002


          (b)    Reports on Form 8-K

                 In a report dated January 23, 2003, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on January 23, 2003 Cabot Microelectronics reported financial results for its first fiscal quarter ended December 31, 2002.

                 In a report dated April 1, 2003, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on April 1, 2003 Cabot Microelectronics announced the appointment of William S. Johnson to the position of Vice President and Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CABOT MICROELECTRONICS CORPORATION


Date: May 13, 2003                    /s/ WILLIAM S. JOHNSON
                                      ------------------------------------------
                                      William S. Johnson
                                      Vice President and Chief Financial Officer
                                      [Principal Financial Officer]


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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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


Date: May 13, 2003                                 /s/ MATTHEW NEVILLE
                                                   -----------------------------
                                                   Matthew Neville
                                                   Chief Executive Officer

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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


Date: May 13, 2003                                /s/ WILLIAM S. JOHNSON
                                                  ------------------------------
                                                  William S. Johnson
                                                  Chief Financial Officer