Form 10-Q
period 2003-06-30
CABOT MICROELECTRONICS CORP
filed 2003-08-11
CIK 1102934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2003

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

As of July 31, 2003 the Company had 24,592,616 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                                       PAGE

         Item 1.          Financial Statements

                          Consolidated Statements of Income
                              Three and Nine Months Ended June 30, 2003 and 2002...................................    3

                          Consolidated Balance Sheets
                              June 30, 2003 and September 30, 2002.................................................    4

                          Consolidated Statements of Cash Flows
                              Nine Months Ended June 30, 2003 and 2002.............................................    5

                          Notes to Consolidated Financial Statements...............................................    6

         Item 2.          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations..................................................   10

         Item 3.          Quantitative and Qualitative Disclosures About Market Risk...............................   19

         Item 4.          Controls and Procedures..................................................................   19

PART II. OTHER INFORMATION

         Item 1.          Legal Proceedings........................................................................   20

         Item 5.          Other Information........................................................................   20

         Item 6.          Exhibits and Reports on Form 8-K.........................................................   20
                          Signatures...............................................................................   21

PART I. FINANCIAL INFORMATION
ITEM 1.


CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS                   NINE MONTHS
                                                                        ENDED JUNE 30,                ENDED JUNE 30,
                                                                      2003           2002           2003          2002
                                                                      ----           ----           ----          ----

Revenue  ...................................................  $      64,288    $     68,377   $   183,762    $   169,901

Cost of goods sold .........................................         31,360          32,113        90,811         81,121
                                                              -------------    ------------   -----------    -----------

         Gross profit.......................................         32,928          36,264        92,951         88,780

Operating expenses:
   Research and development.................................         10,803          10,190        29,047         23,566
   Selling and marketing....................................          2,751           2,470         7,883          7,198
   General and administrative...............................          4,655           4,260        13,618         13,541
   Litigation settlement....................................              -               -             -          1,000
   Amortization of intangibles..............................             85              90           255            271
                                                              -------------    ------------   -----------    -----------
      Total operating expenses..............................         18,294          17,010        50,803         45,576
                                                              -------------    ------------   -----------    -----------

Operating income............................................         14,634          19,254        42,148         43,204

Other income, net...........................................             46           1,160            84            692
                                                              -------------    ------------   -----------    -----------
Income before income taxes..................................         14,680          20,414        42,232         43,896
Provision for income taxes..................................          4,918           7,147        14,148         14,661
                                                              -------------    ------------   -----------    -----------

      Net income............................................  $       9,762    $     13,267   $    28,084    $    29,235
                                                              =============    ============   ===========    ===========

Basic earnings per share....................................  $        0.40    $       0.55   $      1.15    $      1.21
                                                              =============    ============   ===========    ===========

Weighted average basic shares outstanding...................         24,389          24,193        24,341         24,140
                                                              =============    ============   ===========    ===========

Diluted earnings per share..................................  $        0.40    $       0.54   $      1.14    $      1.19
                                                              =============    ============   ===========    ===========

Weighted average diluted shares outstanding.................         24,639          24,521        24,600         24,565
                                                              =============    ============   ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          JUNE 30,           SEPTEMBER 30,
                                                                                            2003                 2002
                                                                                            ----                 ----

                                     ASSETS
Current assets:
   Cash and cash equivalents......................................................   $         99,268    $       69,605
   Accounts receivable, less allowance for doubtful
      accounts of $647 at June 30, 2003
      and $667 at September 30, 2002..............................................             30,501            26,082
   Inventories....................................................................             22,439            21,959
   Prepaid expenses and other current assets......................................              4,519             2,654
   Deferred income taxes..........................................................              3,009             2,983
                                                                                     ----------------    --------------
         Total current assets.....................................................            159,736           123,283

Property, plant and equipment, net................................................            127,581           132,264
Goodwill .........................................................................              1,373             1,373
Other intangible assets, net......................................................                680               935
Other long term assets............................................................                415               530
                                                                                     ----------------    --------------
         Total assets.............................................................   $        289,785    $      258,385
                                                                                     ================    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................................   $         11,490    $       11,748
   Capital lease obligations......................................................              1,667             1,585
   Accrued expenses, income taxes payable and other current liabilities...........             15,058            17,238
                                                                                     ----------------    --------------
         Total current liabilities................................................             28,215            30,571

Long-term debt....................................................................                  -             3,500
Capital lease obligations.........................................................              7,747             8,865
Deferred income taxes.............................................................              3,820             1,514
Deferred compensation and other long term liabilities.............................                865               429
                                                                                     ----------------    --------------
         Total liabilities........................................................             40,647            44,879

Commitments and contingencies (Note 9)

Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued and outstanding: 24,424,284 shares at June 30, 2003 and
      24,254,819 at September 30, 2002 ...........................................   $             24    $           24
   Capital in excess of par value of common stock.................................            119,697           114,116
   Retained earnings..............................................................            129,209           101,125
   Accumulated other comprehensive gain (loss)....................................                221            (1,688)
   Unearned compensation..........................................................                (13)              (71)
                                                                                     ----------------    --------------
         Total stockholders' equity...............................................            249,138           213,506
                                                                                     ----------------    --------------

         Total liabilities and stockholders' equity...............................   $        289,785    $      258,385
                                                                                     ================    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)


                                                                                      NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                      -----------------
                                                                                       2003        2002
                                                                                       ----        ----

Cash flows from operating activities:
   Net income ....................................................................   $ 28,084    $ 29,235
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..............................................     11,488       8,202
      Noncash compensation expense and non-employee stock options ................        (15)        407
      Provision for inventory writedown ..........................................        953         596
      Provision for doubtful accounts ............................................         41        (133)
      Stock option income tax benefits ...........................................      1,622       1,873
      Deferred income taxes ......................................................      2,281       1,171
      Unrealized foreign exchange gain ...........................................       (176)     (1,906)
      Loss on disposal of property, plant and equipment ..........................         21          47
      Other noncash expenses, net ................................................        329         129
   Changes in operating assets and liabilities:
      Accounts receivable ........................................................     (3,328)     (1,172)
      Inventories ................................................................     (1,438)     (1,235)
      Prepaid expenses and other assets ..........................................     (1,731)     (1,153)
      Accounts payable, accrued liabilities and other current liabilities ........       (860)      2,277
      Income taxes payable, deferred compensation and other noncurrent liabilities     (1,381)      2,787
                                                                                     --------    --------
Net cash provided by operating activities ........................................     35,890      41,125

Cash flows from investing activities:
   Additions to property, plant and equipment ....................................     (8,061)    (31,885)
   Proceeds from the sale of property, plant and equipment .......................      1,849           -
                                                                                     --------    --------
Net cash used in investing activities ............................................     (6,212)    (31,885)
                                                                                     --------    --------

Cash flows from financing activities:
   Prepayment of long-term debt ..................................................     (3,500)          -
   Net proceeds from issuance of stock ...........................................      4,021       3,325
   Principal payments under capital lease obligations ............................       (549)       (681)
                                                                                     --------    --------
Net cash provided by (used in) financing activities ..............................        (28)      2,644
                                                                                     --------    --------

Effect of exchange rate changes on cash ..........................................         13          61
                                                                                     --------    --------
Increase in cash .................................................................     29,663      11,945
Cash and cash equivalents at beginning of period .................................     69,605      47,677
                                                                                     --------    --------
Cash and cash equivalents at end of period .......................................   $ 99,268    $ 59,622
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

     The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of June 30, 2003, cash flows for the nine months ended June 30, 2003 and June 30, 2002 and results of operations for the three and nine months ended June 30, 2003 and June 30, 2002. The results of operations for the three and nine months ended June 30, 2003 may not be indicative of the results to be expected for the fiscal year ending September 30, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2002. We operate predominantly in one industry segment -- the development, manufacture, and sale of CMP slurries.

     The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.


2.  STOCK-BASED COMPENSATION

     We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under the Cabot Microelectronics Corporation Amended and Restated 2000 Equity Incentive Plan ("Equity Incentive Plan") and shares issued under our Employee Stock Purchase Plan. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no employee compensation expense has been recorded.

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                                        THREE MONTHS                NINE MONTHS
                                                      ENDED  JUNE  30,             ENDED JUNE 30,
                                                     2003          2002          2003           2002
                                                     ----          ----          ----           ----

Net income, as reported ......................   $      9,762   $   13,267    $   28,084    $   29,235

Deduct: total stock-based compensation expense
     determined under the fair value method,
     net of tax ..............................         (4,373)      (3,062)      (12,369)       (8,939)
                                                 ------------   ----------    ----------    ----------
Pro forma net income .........................   $      5,389   $   10,205    $   15,715    $   20,296
                                                 ============   ==========    ==========    ==========

Earnings per share:

     Basic -- as reported ....................   $       0.40   $     0.55    $     1.15    $     1.21
                                                 ============   ==========    ==========    ==========
     Basic -- pro forma ......................   $       0.22   $     0.42    $     0.65    $     0.84
                                                 ============   ==========    ==========    ==========

     Diluted -- as reported ..................   $       0.40   $     0.54    $     1.14    $     1.19
                                                 ============   ==========    ==========    ==========
     Diluted -- pro forma ....................   $       0.22   $     0.42    $     0.64    $     0.83
                                                 ============   ==========    ==========    ==========


3. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Share", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                     THREE MONTHS                    NINE MONTHS
                                                                    ENDED JUNE 30,                 ENDED JUNE 30,
                                                                  2003          2002             2003         2002
                                                                  ----          ----             ----         ----
Numerator:
         Earnings available to common shares..............    $     9,762    $    13,267      $    28,084    $    29,235
                                                              ===========    ===========      ===========    ===========

Denominator:
         Weighted average common shares...................     24,389,395     24,193,188       24,341,482     24,139,852
              (Denominator for basic calculation)

         Weighted average effect of dilutive securities:
              Stock-based compensation ...................        249,781        327,430          258,900        425,290
                                                              -----------    -----------      -----------    -----------
         Diluted weighted average common shares...........     24,639,176     24,520,618       24,600,382     24,565,142
                                                              ===========    ===========      ===========    ===========
              (Denominator for diluted calculation)

Earnings per share:

         Basic............................................    $      0.40    $      0.55       $     1.15    $      1.21
                                                              ===========    ===========      ===========    ===========

         Diluted..........................................    $      0.40    $      0.54      $      1.14    $      1.19
                                                              ===========    ===========      ===========    ===========

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                           THREE MONTHS          NINE MONTHS
                                                          ENDED  JUNE 30,       ENDED JUNE 30,
                                                          2003       2002       2003       2002
                                                          ----       ----       ----       ----

         Net Income .................................   $  9,762   $ 13,267   $ 28,084   $ 29,235
         Other comprehensive income:
              Net unrealized gain on derivative
                     instruments ....................          9          9         26         23
              Foreign currency translation adjustment        570      2,937      1,883       (271)
                                                        --------   --------   --------   --------
         Total comprehensive income .................   $ 10,341   $ 16,213   $ 29,993   $ 28,987
                                                        ========   ========   ========   ========


5. INVENTORIES

     Inventories consisted of the following:

                                                       JUNE 30,   SEPTEMBER 30,
                                                        2003          2002
                                                        ----          ----

         Raw materials...........................  $    13,578    $    13,779
         Work in process.........................        1,113          1,173
         Finished goods..........................        7,748          7,007
                                                   -----------    -----------
         Total...................................  $    22,439    $    21,959
                                                   ===========    ===========


6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill of $1,373, as of June 30, 2003, was unchanged from our fiscal year ended September 30, 2002.

     The components of intangible assets are as follows:

                                                                       JUNE 30, 2003               SEPTEMBER 30, 2002
                                                              ------------------------------  ----------------------------
                                                              GROSS CARRYING    ACCUMULATED   GROSS CARRYING  ACCUMULATED
                                                                  AMOUNT       AMORTIZATION       AMOUNT      AMORTIZATION
                                                              ------------------------------  ----------------------------

   Trade secrets and know-how...............................   $      2,550     $     2,040   $      2,550     $     1,850
   Distribution rights, customer lists and other............          1,000             830          1,000             765
                                                               ------------     -----------   ------------     -----------
      Total intangible assets...............................   $      3,550     $     2,870   $      3,550     $     2,615
                                                               ============     ===========   ============     ===========

     Amortization expense of intangible assets was $85 and $255 for the three and nine months ended June 30, 2003, respectively. Estimated future amortization expense for the remaining three months of fiscal year 2003, fiscal 2004 and fiscal 2005 are $85, $340, and $255, respectively.

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

     Accrued expenses, income taxes payable and other current liabilities consisted of the following:

                                                       JUNE 30,   SEPTEMBER 30,
                                                        2003          2002
                                                        ----          ----

         Raw material accruals...................  $      1,730   $      851
         Accrued compensation....................         7,925        8,302
         Warranty reserve........................         1,043          858
         Fixed asset accrual.....................           179        1,375
         Income taxes payable....................           916        2,662
         Other...................................         3,265        3,190
                                                   ------------   ----------
         Total...................................  $     15,058   $   17,238
                                                   ============   ==========

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

     The changes in the warranty reserve for the nine months ended June 30, 2003 are as follows:

         Balance as of September 30, 2002........  $      858
         Charges to (reductions in) expenses, net         185
                                                   ----------
         Balance as of June 30, 2003.............  $    1,043
                                                   ==========


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

     On July 10, 2001 we entered into a $75,000 unsecured revolving credit and term loan facility with a group of commercial banks. On February 5, 2002 and on August 1, 2003, this agreement was amended with no material changes in terms. Under this agreement, which terminates July 10, 2004, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we are currently in compliance with the covenants.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Examples of such financial instruments include mandatorily redeemable shares, put options and forward purchase contracts that may require the issuer to buy back some of its shares in exchange for cash or other assets and obligations that can be settled with shares. We currently do not hold these types of financial instruments.


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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 VERSUS THREE MONTHS ENDED JUNE 30, 2002

REVENUE

     Total revenue was $64.3 million for the three months ended June 30, 2003, which represented a 6.0%, or $4.1 million, decrease from the three months ended June 30, 2002. Revenue declined $5.9 million due to a decrease in sales volume and price reductions granted to certain customers in a few select instances in consideration of broader strategic relationships, which were partially offset by a $1.8 million increase due to an increase in weighted average selling prices resulting from improvements in product sales mix and foreign exchange rates. Our improved sales mix was driven primarily by a 20.8% increase in copper product revenue versus the comparable prior year quarter. Revenue would have been $0.8 million lower in the quarter had the Japanese Yen average exchange rate for the quarter held constant with the prior year's third fiscal quarter average; we currently do not transact sales in foreign currencies other than the Japanese Yen. During the comparable prior year quarter we experienced a significant sequential sales increase as the industry and our customers ramped production in anticipation of a strong recovery in the second half of 2002 that did not materialize and resulted in an over-build of IC device inventory.

     In June 2003, we began selling directly to customers in Europe, Singapore and Malaysia. These customers previously had been serviced through Metron, a third party distributor. During the transition period we discontinued sales to the distributor while they drew down its inventory of our products, resulting in an estimated adverse revenue impact of $3.7 million for the fiscal third quarter.

COST OF GOODS SOLD

     Total cost of goods sold was $31.4 million for the three months ended June 30, 2003, which represented a decrease of 2.3% or $0.8 million from the three months ended June 30, 2002. Cost of goods sold decreased by approximately $2.8 million due to lower sales volume, partially offset by a $2.0 million increase in average costs associated with meeting our customers' more stringent product quality requirements. The increase in costs were partially offset by the absence of the Rippey royalty payments which ended in August 2002.

     With respect to the key raw materials used to make our products, we expect that the cost of fumed silica we purchase from Cabot Corporation used in the manufacture of CMP slurries will continue to increase according to the terms of our existing fumed metal oxide agreement with Cabot Corporation, which provides for a fixed annual increase in the price of silica of 2.0% of the initial price and additional price adjustments corresponding to Cabot Corporation's raw material cost increases or decreases. Also, under the fumed alumina supply agreement with Cabot Corporation, the overall price of fumed alumina fluctuates since it is based on all of Cabot Corporation's fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if more than a certain amount of fumed alumina per year is produced that meets our specifications.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 51.2% for the three months ended June 30, 2003 as compared to 53.0% for the three months ended June 30, 2002. The 1.8% decrease in gross profit percentage resulted primarily from lower sales volume, the pricing accommodations mentioned above and an increase in fixed manufacturing costs, which was partially offset by the absence of the Rippey royalty payment. In the near term, we expect gross profit will be in the 50% range, plus or minus 2%, as we add staffing and make improvements in manufacturing.

RESEARCH AND DEVELOPMENT

     Research and development ("R&D") expenses were $10.8 million in the three months ended June 30, 2003, which represented an increase of 6.0%, or $0.6 million, from the three months ended June 30, 2002. The increase was primarily due to increased depreciation of $0.4 million associated with our R&D facility, consumable supply purchases of $0.3 million and staff related costs of $0.4 million. These costs were partially offset by the absence of $0.5 million in expenses associated with the use of a third party's cleanroom tool in the prior year. Development efforts were mainly related to new and enhanced slurry products including products for copper applications, new CMP polishing pad technology and advanced chemistry and particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $2.8 million in the three months ended June 30, 2003, which represented an increase of 11.4%, or $0.3 million, from the three months ended June 30, 2002. The increase was primarily due to increased staffing related to our transition to selling directly to customers in Europe, Singapore and Malaysia, rather than through a distributor.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $4.7 million in the three months ended June 30, 2003, which represented an increase of 9.3%, or $0.4 million, from the three months ended June 30, 2002. This increase resulted primarily from higher insurance premiums.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of intangibles was $0.1 million for both the three months ended June 30, 2003 and June 30, 2002.

OTHER INCOME, NET

     Other income was negligible for the three months ended June 30, 2003, compared to $1.2 million, for the three months ended June 30, 2002. Other income decreased primarily due to the absence of net foreign exchange gains associated with the strengthening of the Japanese Yen. We now mitigate such foreign exchange risk by entering into forward exchange contracts.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 33.5% for the three months ended June 30, 2003 and 35.0% for the three months ended June 30, 2002. The decrease in the effective tax rate was mainly driven by the increased impact of research and experimentation credits in relation to a lower taxable income base as compared to the prior year.

NET INCOME

     Net income was $9.8 million for the three months ended June 30, 2003, which represented a decrease of 26.4%, or $3.5 million, from the three months ended June 30, 2002 as a result of the factors discussed above.


NINE MONTHS ENDED JUNE 30, 2003 VERSUS NINE MONTHS ENDED JUNE 30, 2002

REVENUE

     Total revenue was $183.8 million for the nine months ended June 30, 2003, which represented an 8.2%, or $13.9 million, increase from the nine months ended June 30, 2002. Of this increase, $6.5 million was due to an increase in sales volume and $7.4 million was due to an increase in weighted average selling prices from an improved sales mix and changes in foreign exchange rates with respect to the Japanese Yen. Revenue related to copper slurries increased 37.5% over the year ago period. Total revenue would have been $1.6 million lower had the Japanese Yen average exchange rate for the nine month period held constant with the prior year's nine month average. These effects were partially offset by price reductions granted to certain customers in a few select instances in consideration of broader strategic relationships.

COST OF GOODS SOLD

     Total cost of goods sold was $90.8 million for the nine months ended June 30, 2003, which represented an increase of 11.9% or $9.7 million from the nine months ended June 30, 2002. Approximately $3.1 million of this increase was due to higher sales volume and $6.6 million was associated with higher average costs due to product mix, higher fixed manufacturing costs and higher costs from lower yields associated with meeting increased customer performance requirements for our products. These increases were partially offset by the absence of the Rippey royalty payments, which ended in August 2002.

GROSS PROFIT

     Our gross profit as a percentage of net revenue was 50.6% for the nine months ended June 30, 2003 as compared to 52.3% for the nine months ended June 30, 2002. The decrease in gross profit is primarily due to increased costs associated with meeting increased customer performance requirements and to a lesser extent, the pricing accommodations mentioned above.

RESEARCH AND DEVELOPMENT

     Total research and development expenses were $29.0 million in the nine months ended June 30, 2003, which represented an increase of 23.3% or $5.5 million, from the nine months ended June 30, 2002. Research and development expense increased $0.7 million due to increased staffing, $0.9 million due to wafer purchases and $2.3 million due to depreciation and operating costs of our R&D facility and other new equipment. An additional $1.1 million increase resulted from allocating certain common facility operating costs to R&D. These costs had previously been treated as general and administrative expense prior to the R&D facility addition to our existing office building. Development efforts were mainly related to new and enhanced slurry products including products for copper applications, new CMP polishing pad technology and advanced chemistry and particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $7.9 million in the nine months ended June 30, 2003, which represented an increase of 9.5%, or $0.7 million, from the nine months ended June 30, 2002. The increase resulted primarily from higher costs associated with our customer support initiatives including our transition to selling directly to customers in Europe, Singapore and Malaysia, rather than through a distributor.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $13.6 million in the nine months ended June 30, 2003 compared to $13.5 million in the nine months ended June 30, 2002. Increases include $1.0 million of allocated depreciation associated with administrative areas of the R&D facility addition, depreciation of our business information systems, higher insurance premiums of $0.9 million and increased staffing costs of $0.5 million. These increases were almost entirely offset by a decrease of $1.5 million in facilities charges due to the change in allocation described in Research and Development above, a $0.7 million reduction in legal and professional expenses, primarily due to the absence of legal fees associated with the Rodel litigation, and the absence of a $0.2 million non-cash charge related to the modification of a former director's stock option agreement.

LITIGATION SETTLEMENT

     During the second fiscal quarter of 2002, we settled all pending patent infringement litigation with Rodel, which resulted in a one-time payment to them of $1.0 million. Under the settlement agreement, we received a fully paid-up, worldwide royalty-free license to all technology that was the subject of the litigation and their foreign equivalents, and we have no further financial obligation with respect to this matter.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of intangibles was $0.3 million for both the nine months ended June 30, 2003 and June 30, 2002.

OTHER INCOME, NET

     Other income was $0.1 million for the nine months ended June 30, 2003, compared to $0.7 million, for the nine months ended June 30, 2002. The decrease in other income in 2003 is due to the absence of unrealized foreign exchange gains recorded in the prior year resulting from the strengthening of the Japanese Yen, which were partially offset by a payment made to Cabot Corporation in 2002 as reimbursement for certain capital improvements made to equipment used to supply us with raw materials which is no longer in service.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 33.5% in the nine months ended June 30, 2003 and 33.4% for the nine months ended June 30, 2002.

NET INCOME

     Net income was $28.1 million in the nine months ended June 30, 2003, which represented a decrease of 3.9%, or $1.2 million, from the nine months ended June 30, 2002 as a result of the factors discussed above.


                         LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $35.9 million in the nine months ended June 30, 2003 and $41.1 million in the nine months ended June 30, 2002. Our cash provided by operating activities for the nine months ended June 30, 2003 originated from net income from operations of $28.1 million, non-cash items of $16.5 million, which were partially offset by a net increase in working capital of $8.7 million due to increases in customer receivables, inventory and prepaid insurance and decreases in accounts payable, accrued liabilities and taxes payable.

     In the nine months ended June 30, 2003, capital spending was $8.1 million, primarily due to the purchase of additional production-related equipment and for metrology tools to support increased polishing capacity in our Class 1 clean room. Full fiscal year 2003 capital spending is anticipated to be approximately $17.0 million, down $5.0 million from our previous planned spending level of $22.0 million. We received cash of approximately $1.8 million from the January 2003 sale of our distribution center and land in Ansung, South Korea. The proceeds approximated the net book value of the assets sold. In the nine months ended June 30, 2002, capital spending was $31.9 million, primarily due to the construction of our research and development facility in Aurora, Illinois, and equipping the facility with additional research and development equipment. We also purchased additional production-related equipment for use in Aurora, Illinois and invested in the development and implementation of our stand-alone business information system.

     Cash flows from financing activities were negligible in the nine months ended June 30, 2003 and $2.6 million in the nine months ended June 30, 2002. On February 6, 2003, we prepaid the entire $3.5 million unsecured term loan that had been funded on the basis of the Illinois State Treasurer's Economic Program which had been due on April 3, 2005 and had incurred interest at an annual rate of 4.68%. We also made principal payments under capital lease obligations. Cash used for these purposes was offset by funds received from the issuance of common stock for the exercise of stock options and the Employee Stock Purchase Plan. Cash provided from financing activities for the nine months ended June 30, 2002 resulted from the issuance of common stock for the exercise of stock options and the Employee Stock Purchase Plan and were partially offset by principal payments made under capital lease obligations.

     We believe that cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations and expected capital expenditures for the foreseeable future. However, we plan to expand our business and continue to improve our technology and, to do so, we may be required to raise additional funds in the future through public or private equity, debt financing or other arrangements.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     At June 30, 2003 and September 30, 2002, we did not have any off-balance sheet arrangements, unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are sometimes established for the purpose of facilitating off-balance sheet arrangements.

     The following summarizes our contractual obligations at June 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.


    CONTRACTUAL OBLIGATIONS                                              LESS THAN       1-3         4-5        AFTER 5
    (IN MILLIONS)                                            TOTAL        1 YEAR        YEARS       YEARS        YEARS
                                                             -----       ---------      -----       -----        -----

    Capital lease obligations.........................    $   9.4        $     1.6    $    3.1     $    2.2     $    2.5
    Operating leases .................................        1.0              0.5         0.3          0.1          0.1
    Unconditional purchase obligations ...............       38.5             22.4         8.7          3.4          4.0
    Other long-term obligations.......................        1.4              0.3         1.1          0.0          0.0
                                                          -------        ---------    --------     --------     --------
    Total contractual cash obligations................    $  50.3        $    24.8    $   13.2     $    5.7     $    6.6
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

    UNCONDITIONAL PURCHASE OBLIGATIONS

         Unconditional purchase obligations include our noncancelable purchase commitments and take-or-pay arrangements with suppliers. We operate under an amended fumed metal oxide agreement with Cabot Corporation for the purchase of two key raw materials, fumed silica and fumed alumina. We are obligated to purchase at least 90% of our six-month volume forecast of fumed silica from Cabot Corporation and must pay for the shortfall if we purchase less than that amount. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December of 2006. This agreement has an initial five year term, but we can choose to renew the agreement for another five year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Unconditional purchase obligations include $24.2 million of contractual commitments based upon our anticipated renewal of the agreement through December 2011.

         We have a long-term agreement with a supplier to purchase materials for use in a product that is not currently in commercial production. As of June 30, 2003, we are obligated to purchase, subject to the supplier's ability to deliver, $3.2 million of materials over the remaining term of the agreement, which expires in June, 2005. We may not require the entire amount of material provided for under the agreement, but we would still be obligated to pay for it. We have not recorded a liability for this possible loss as we are evaluating the production capabilities of this supplier for use in conjunction with this product strategy. We also are required to reimburse the supplier for all approved research and development costs related to the materials. The supplier will repay these research and development reimbursements if our material purchases from them reach certain levels.

         In June 2003 we entered into a technology licensing and co-marketing agreement with a semiconductor equipment manufacturer under which we plan to develop, manufacture and sell polishing pads utilizing endpoint detection window technology licensed from the manufacturer for use on the manufacturer's equipment. Under this agreement, we are obligated to pay $6.6 million for the purchase of capital equipment, approximately one year of certain marketing and technical support services, and equipment services. In addition, we are obligated to supply this manufacturer with free polishing pads, up to an agreed upon dollar amount, for particular uses over a seven year period. We currently estimate our total cost associated with these products will be $2.9 million over the seven year period. We are also obligated to supply the equipment manufacturer with polishing pads, up to an agreed upon dollar amount over the seven year period, which the manufacturer will purchase from us at our cost. We will also pay a royalty to the equipment manufacturer and, in certain circumstances, to another party to whom we are a sub-licensee under our agreement, based upon net revenue earned with respect to commercial sales of polishing pads covered under the agreement. The agreement's term lasts as long as the patents on the technology subject to the license agreement remain valid and enforceable.

         We also have unconditional purchase obligations with three other suppliers, which include $1.4 million related to purchases of raw materials and $0.1 million associated with capital assets to be placed in service at one of these suppliers.

    OTHER LONG-TERM OBLIGATIONS

         We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the manufacturer's dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party. We are obligated to make a termination payment if the agreement is not renewed.

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

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers could stop buying CMP slurries from us or could substantially reduce the quantity of CMP slurries purchased from us. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. Our five largest customers, of which two are distributors, accounted for approximately 63% and 62% of our revenue for the nine months ended June 30, 2003 and 2002, respectively. In June 2003, we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through one of these distributors. As a result, we expect this distributor will no longer be one of our top five customers.

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY A FURTHER DECLINE IN WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

     Our business is affected by current economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. During fiscal 2001 and the first and second fiscal quarters of 2002 the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories, affected our quarterly revenue trends. Sales improved in the second half of fiscal 2002 in anticipation of an industry recovery which did not materialize. This resulted in an overbuilding of inventory of IC devices which adversely impacted the first half of fiscal 2003. We remain cautious regarding the health of the global economy and semiconductor industry, and further declines or lack of improvement in current economic and industry conditions could continue to adversely affect our business.


ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

     Fumed metal oxides, both fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides or other key raw materials. We entered into a fumed metal oxide agreement with Cabot Corporation, which became effective upon completion of our initial public offering in April, 2000. In December, 2001 we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to fumed alumina. Under these agreements, Cabot Corporation continues to be our primary supplier of certain fumed metal oxides for our slurry products produced as of the date of our initial public offering with respect to fumed silica and as of the effective date of the fumed alumina supply agreement with respect to certain amounts of fumed alumina. We face the risk of increases in the price of fumed metal oxides under these agreements if Cabot Corporation's cost of production increases. It may be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation or another supplier is unable to supply us with sufficient quantities of fumed metal oxides which meet the quality and technical specifications required by our customers. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation or another supplier, could adversely affect us as well.

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


BECAUSE WE HAVE LIMITED EXPERIENCE IN MANUFACTURING AND SELLING CMP POLISHING PADS, EXPANSION OF OUR BUSINESS INTO THIS AREA MAY NOT BE SUCCESSFUL

     An element of our strategy is to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including manufacturing and distributing CMP polishing pads. We have had limited experience in developing and marketing these products, which involve technologies and production processes that are relatively new to us. We, our suppliers of the raw materials that we use to develop our polishing pads, or our provider of pads for whom we act as value-added reseller, may not be able to solve production problems that we or they may encounter, and may not be able to produce products that satisfy our customers' needs. In addition, we, our suppliers or pad provider may be unable to keep pace with technological or other developments in the design and production of polishing pads. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.


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


WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. Approximately 66% of our revenue was generated by sales to customers outside the United States for our fiscal year ended 2002. For the nine months ended June 30, 2003, approximately 67% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in certain foreign countries. These risks include, but are not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights. In June 2003 we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through Metron, a third party distributor. Selling directly may increase our risk of conducting business in foreign countries.

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

     The market price of our common stock has and could continue to fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor industry; changes in financial estimates and recommendations by securities analysts following our stock; earnings and other announcements by, and changes in market evaluations of, us or participants in the semiconductor industry; changes in business or regulatory conditions affecting us or participants in the semiconductor industry; announcements or implementation by us, our competitors, or our customers of technological innovations or new products; and trading volume of our common stock.


ANTI-TAKEOVER PROVISIONS UNDER OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND OUR RIGHTS PLAN MAY DISCOURAGE THIRD PARTIES FROM MAKING AN UNSOLICITED BID FOR OUR COMPANY

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

      We conduct business operations outside of the United States through our foreign operations and approximately 16% of our revenue is transacted in currencies other than the U.S. dollar. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies which we have exposure to are the Japanese Yen and, to a lesser extent, the British Pound and the Euro. From time to time we have entered into forward contracts in an effort to manage foreign currency exchange exposure. We do not currently enter into forward exchange contracts for speculative or trading purposes.


MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of June 30, 2003, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures. We believe that our exposure to foreign currency exchange rate risk at June 30, 2003 was not material.


ITEM 4. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the

Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

 ITEM 5. OTHER INFORMATION

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. Our Audit Committee has pre-approved the following non-audit services performed by PricewaterhouseCoopers LLP: (1) tax compliance; (2) tax advice related to our foreign operations and research and experimentation activities; and (3) advice with respect to our Equity Incentive Plans and certain other compensation plans.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

                   EXHIBIT
                   NUMBER          DESCRIPTION
                   -------         -----------
                   10.14           Amended and Restated 2000 Equity Incentive Plan, dated June 17, 2003*

                   10.28           Amendment to Directors' Deferred Compensation Plan*

                   31.1            Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   31.2            Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   32.1            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                   906 of the Sarbanes-Oxley Act of 2002

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

                  In a report dated April 24, 2003, Cabot Microelectronics reported under Item 7. "Financial Statements and Exhibits" and
                  Item 9. "Regulation FD Disclosure" (Item 12. "Results of Operations and Financial Condition") that on April 24, 2003 Cabot Microelectronics reported financial results for its second fiscal quarter ended March 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CABOT MICROELECTRONICS CORPORATION


Date: August 11, 2003               /s/ WILLIAM S. JOHNSON
                                    --------------------------------------------
                                    William S. Johnson
                                    Vice President and Chief Financial Officer
                                    [Principal Financial Officer]


Date: August 11, 2003               /s/ DANIEL S. WOBBY
                                    --------------------------------------------
                                    Daniel S. Wobby
                                    Corporate Controller
                                    [Principal Accounting Officer]