Form 10-K
period 2003-09-30
CABOT MICROELECTRONICS CORP
filed 2003-12-10
CIK 1102934

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



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003



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

    The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2003 as reported by the Nasdaq National Market, was approximately $1,022,000,000. For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

    As of November 28, 2003, the Company had 24,744,572 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 9, 2004 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

    This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see item 7 of Part II of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CABOT MICROELECTRONICS CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                     INDEX

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
          Executive Officers of the Registrant........................   12

                                  PART II.
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   29
Item 8.   Consolidated Financial Statements and Supplementary Data....   30
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   54
Item 9A.  Controls and Procedures.....................................   54

                                 PART III.
Item 10.  Directors and Executive Officers of the Registrant..........   54
Item 11.  Executive Compensation......................................   55
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   55
Item 13.  Certain Relationships and Related Transactions..............   55
Item 14.  Principal Accountant Fees and Services......................   55

                                  PART IV.
Item 15.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   56
          Exhibit Index...............................................   56
          Signatures..................................................   59

                                     PART I

ITEM 1.  BUSINESS

OUR COMPANY

     Cabot Microelectronics Corporation ("Cabot Microelectronics," "the Company," "us," "we," or "our") is the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices within the semiconductor industry, in a process called chemical mechanical planarization ("CMP"). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers, and is a necessary step in the production of advanced ICs. Planarization is a polishing process that uses CMP slurries and pads to level, smooth and remove excess material from the surfaces of these layers. CMP slurries are liquid formulations that facilitate and enhance this polishing process and generally contain engineered abrasives and proprietary chemicals. CMP pads are typically flat engineered "disks" made of polymeric materials that help to distribute and transport the slurry to the surface of the wafer and distribute it across the wafer.

     CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers continue to shrink the size of these devices and to improve their performance. Our CMP products are used for a number of applications, such as polishing insulating layers, the tungsten plugs that go through the insulating layers and connect the multiple wiring layers of IC devices, and copper wiring. In addition, we have developed and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area. We are continuing to develop slurries for new applications such as direct shallow trench isolation, used to electrically isolate adjoining transistors. In addition, we operate as a value-added reseller of polishing pads and are developing our own polishing pads for use in the CMP process.

     Prior to our initial public offering in April 2000, we operated as a division of Cabot Corporation ("Cabot Corporation"), a global chemical manufacturing company based in Boston, Massachusetts. Following our initial public offering, Cabot Corporation owned approximately 80.5 percent of Cabot Microelectronics. In September 2000, Cabot Corporation effected the spin-off of Cabot Microelectronics by distributing 0.280473721 shares of our common stock as a dividend on each outstanding share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock.

  IC DEVICE MANUFACTURING

     Advanced IC devices are composed of millions of transistors and other electronic components connected by miles of wiring. The wiring, today composed primarily of aluminum and tungsten but also increasingly consisting of copper in advanced applications, carries electric signals through the multiple layers of the IC device. Insulating material is used throughout the IC device to isolate the electronic components and the wiring, thereby preventing short circuiting and improving the efficiency of the travel of the electric signal within the device. To enhance performance, IC device manufacturers have progressively increased the number, or density, of transistors and other electronic components in each IC device. As a result, the number of wires and the number of layers have also increased. We expect this trend towards increased complexity to continue.

     The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon. A large number of identical IC devices, or dies, are manufactured on each wafer at the same time, and at the end of the process, the wafer is cut into the individual dies. The dies are then packaged to form individual chips. The first step in the manufacturing process builds transistors and other electronic components on the silicon wafer. These are then isolated from each other to prevent electrical signals from bridging from one transistor to another by using a technique called shallow trench isolation ("STI"). Once the transistors and other electronic components are in place on the silicon wafer, they are usually covered with a layer of insulating material, most often silicon dioxide. These components are then wired together in a particular sequence to produce a functional IC device with particular characteristics.

     CMP is used to planarize the insulating layers of an IC device and prepare them for a process known as metallization. During metallization, wiring is added to the surface of the insulating layer through a series of steps involving the following: deposition of a metal onto the surface of the layer; projection of an image of the desired wiring pattern on the layer using a process known as photolithography; and removal of the excess deposited metal from the surface of the insulating layer, which leaves behind the desired wiring pattern. If the IC device uses aluminum wiring, the excess metal is removed using a process called etching. If the IC device is more advanced and uses copper wiring, the excess metal is removed by a CMP process step.

     When the wiring is finished, another layer of insulating material is added and may be planarized using CMP. This process of alternating insulating and wiring layers is repeated until the desired wiring within the IC device is completed. The electronic components and wiring layers are connected by conductive plugs that are formed by making holes in the insulating layers and filling those holes with metal, usually tungsten or copper. After these holes have been filled with metal, either an etching process or CMP is used to remove all the excess metal above the surface of the insulating layer so that the top of the plug is level with the surface of the insulating layer before the next wiring layer is built.

     The number of transistors on a chip has increased exponentially since the inception of the IC industry. This phenomenon, called "Moore's law", states that the number of transistors on an integrated circuit should double every 12-18 months. This has driven relentless improvement in the speed and a reduction in the cost of computing power available today. As a result of this evolution, the number of wires and the number of wiring layers in an IC device have also increased. To accommodate and standardize these increases, the semiconductor industry follows generally accepted design rules that describe current and projected size and spacing of electronic components and wiring in IC devices. The size and spacing in these design rules have been progressively decreasing to accommodate the demand for increased circuit density and transistor miniaturization. As the density increases, the amount of wiring needed to connect the transistors and other electronic components to each other also increases. As IC devices become smaller, this increase in wiring requires tighter and more precise spacing of the wiring, and an increased number of wiring layers in IC devices.

     Most IC devices today are manufactured on 200 mm silicon wafers. However, a significant development for the IC industry is the onset of IC device manufacturing using 300 mm wafers. The industry leaders are driving this change from 200 mm to 300 mm wafers to reduce the cost of making each chip. In general, 300 mm wafer manufacturing began in 2003 and this trend is expected to accelerate in the future. The larger 300 mm wafers contain more IC devices and typically use less CMP slurry per device.

     The International Technology Roadmap for Semiconductors ("ITRS") is a set of guidelines sponsored by the Semiconductor Industry Association and others that provides design guidance and targets for the semiconductor industry. The 2002 edition helps quantify the miniaturization and complexity trends expected in future IC devices. For example, today's leading edge logic microprocessors are operating at the 130 nanometer node and utilize a maximum of eight levels of metal interconnect wiring. The ITRS calls for those microprocessors to operate at the 90 nanometer node and a maximum of nine levels of metal wiring starting in 2004. Similarly, leading edge DRAM memory chips are projected to be at four levels of metal wiring in 2004. CMP is used to polish the insulating layers, tungsten plugs, and copper wiring that make up the interconnects in IC devices. CMP is also utilized in the formation of the transistors in the processes that precede the formation of interconnects. We believe that the use of CMP in the manufacture of IC devices will continue to increase as the feature size of these devices decreases, the number of CMP applications increases, and the number of layers in the device increases. We expect that increased demand for CMP will have a greater impact on CMP slurry and pad usage than efficiencies that may be obtained by semiconductor manufacturers in their transition from 200 mm to 300 mm wafers.

  CHEMICAL MECHANICAL PLANARIZATION

     The CMP process utilizes both chemical reactions and mechanical abrasion to planarize the insulating and conductive layers of an IC device that are built upon a silicon wafer. During the IC device manufacturing process the wafer is typically held on a rotating carrier, which is spun at high speed and pressed against a rotating polishing table. The portion of the table that comes in contact with the wafer is covered by a textured polishing pad. A CMP slurry is continuously applied to the polishing pad to facilitate and enhance the polishing process. CMP slurries are liquid solutions generally composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level. CMP pads are engineered polymeric materials designed to transfer the slurry to and distribute it evenly across the wafer.

  BENEFITS OF CMP

     CMP provides IC device manufacturers with a number of advantages. CMP enables IC device manufacturers to produce smaller IC devices with greater density, both of which improve the performance and capabilities of the device. As IC devices shrink and become denser, they require smaller feature sizes and tighter spacing among the device wiring. If the surface is not level, the smaller feature size and tighter spacing make it more difficult for the photolithography equipment to focus accurately and create the desired wiring pattern. In addition, because today's smaller, denser IC devices have more layers than previous devices, any unevenness of a layer at or near the bottom of an IC device will be magnified in the additional layers that are added to the device. Defects caused by problems in the photolithography process or unevenness in the layers can lead to short circuits, reduced performance and at worst, failure of the IC device. By using CMP, IC device manufacturers can eliminate or minimize these problems.

     By enabling IC device manufacturers to make smaller IC devices, CMP allows them to increase the number of IC devices that fit on a wafer. This in turn increases their throughput, or the number of IC devices they can manufacture in a given time period. CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield. Improvements in throughput and yield reduce an IC device manufacturer's unit production costs. Manufacturers can achieve further improvements in throughput and yield as new improvements to the CMP process help to reduce defect rates and decrease the amount of time required for the polishing process.

  CMP SLURRIES AND PADS

     The characteristics that are important for an effective CMP process include:

     - high polishing rates, which increase productivity and throughput;

     - high selectivity, which is the ability to enhance the polishing of specific materials while at the same time inhibiting the polishing of other materials;

     - uniform planarity, which minimizes unevenness as different layers are built on the wafer;

     - uniformity of polishing, which means that different surface materials can be polished to the same degree at the same time across the wafer, leading to uniformity of all dies on the wafer; and

     - low defectivity, which means that the devices have fewer imperfections and therefore produce higher yield.

     These attributes may be achieved through technical optimization of both the slurry and the pad in conjunction with an appropriately designed CMP process. These qualities affect and enhance the performance of IC devices, and most also have the ability to reduce the cost of ownership of the CMP process for IC device manufacturers. Cost of ownership is a calculation by which IC device manufacturers evaluate the benefits and costs of each production step by analyzing the impact of that step on throughput and yield, compared with the costs of the production inputs of that step.

     Prior to introducing a new or different CMP slurry or pad into its manufacturing process, an IC device manufacturer generally requires the product to be qualified in its plant through a series of tests and evaluations. These qualifications are intended to ensure that the product will function properly in the manufacturing process, as well as to optimize its application. These tests may require changes to the CMP process, the CMP slurry and/or the CMP polishing pad. While this qualification process varies depending on numerous factors, it is not unusual for it to be very costly and to take six months or more to complete. IC device manufacturers usually take the cost, time delay and impact on production into account when they consider implementing or switching to a new CMP slurry or pad.

INDUSTRY TRENDS

     The semiconductor industry has experienced rapid growth over the past three decades, but it has also been highly cyclical and prone to downturns on a regular two to three year basis. Over the past few years, companies in this industry have been challenged by one of the most significant downturns in its history, which appeared to be primarily driven by three factors:

     - overall economic factors, including an end to the late 1990's technology boom that had stimulated large demand for IC devices;

     - a build up of excess IC device inventory throughout the supply chain, and

     - oversupply of IC devices caused by the building of multiple manufacturing fabs in the late 90's and early 2000.

     As we begin our fiscal year 2004, we see some encouraging signs for recovery in the semiconductor industry. Overall semiconductor sales appear to be on an upward trend, with growth at the leading technology nodes even more pronounced.

     We expect the CMP consumable market to grow in the future, driven in large part by the significant growth and technological advances the semiconductor industry has experienced over the past decade. IC devices are critical components in an increasingly wide variety of products and applications, including computers, data processing, communications, the internet, automobiles and consumer and industrial electronics.

     This growth, along with increasing demand for smaller, higher performance and more complex IC devices, pressure on IC device manufacturers to reduce their costs, and the growth of new leading-edge technologies that require CMP, such as copper interconnect and direct STI, has led to more widespread use of CMP and consumption of CMP slurries and polishing pads. We anticipate the worldwide market for these CMP consumables used by IC device manufacturers will grow in the future as a result of expected increases in the number of IC devices produced, the percentage of IC devices produced using CMP and the number of CMP polishing steps used to produce each device. In addition, we believe that IC manufacturers have continued to increase their use of CMP because the CMP process represents an enabling technology and a means by which their yield can be improved. We expect this anticipated growth will be mitigated somewhat by efficiencies in CMP slurry and pad usage, as IC device manufacturers move from 200 mm to 300 mm wafers.

STRATEGY

     We intend to pursue the following strategies:

  REMAIN THE TECHNOLOGY LEADER IN CMP SLURRIES

     We believe that technology is vital to success in the CMP slurry market and we plan to continue to devote significant resources to research and development. We need to keep pace with the rapid technological advances in the semiconductor industry so we can continue to deliver products that meet our customers' evolving needs. We intend to: use our advanced research and development, polishing and metrology capabilities to advance our understanding of our customers' technology, processes, and performance requirements; improve the chemical and mechanical qualities of our CMP products; and, demonstrate and deliver advanced CMP solutions to the semiconductor industry.

  ACHIEVE OPERATIONS EXCELLENCE

     Our customers demand increasing performance of our products in terms of product quality and consistency and expect a reliable supply source. We intend to advance our strict quality controls on a continual basis in order to improve the uniformity and consistency of performance of our CMP products. This year we introduced our Operations Excellence initiative, which we believe over time will enable our manufacturing operations to meet these increasing requirements and improve the performance of our products in the manufacturing process of our customers. In addition, the capacity and the location of our production facilities in the United States, Europe and Asia allow us to provide a reliable supply chain to meet our customers' CMP slurry requirements in a consistent, timely manner.

  BUILD AND MAINTAIN CUSTOMER INTIMACY

     We believe that building intimacy and close relationships with our customers is another cornerstone to long-term success in our business. We work closely with our customers to identify and develop new and better CMP consumables, to integrate our products into their manufacturing processes and to assist them with supply, warehousing, packaging and inventory management. We have devoted significant resources to enhancing our close customer relationships and we are committed to continuing this effort. We increased our focus this year on building our customer support organization as we transitioned from a distributor to direct sales in Europe and Southeast Asia, thereby more closely aligning with our customers in each of these regions.

  EXPAND INTO NEW APPLICATIONS AND PRODUCTS

     We intend to leverage our CMP experience and technology to explore new applications and products. We are increasing our sales of slurries for polishing copper used in the wiring layers of some IC devices, which represents the leading edge of IC technology. We are also increasing emphasis on CMP polishing for magnetic heads and the coating on hard disks in the data storage arena and are beginning our sales of slurries for direct STI. Additionally, we are using our knowledge of CMP consumables to expand into CMP polishing pads so that we can provide our customers with a broader range of solutions for use in the CMP process.

  EXPAND GLOBAL PRESENCE

     We believe that having production facilities, personnel and technical resources in strategic locations around the world is important to the success of our business, particularly in light of increased IC device manufacturing in Asia. Accordingly, we have established a global presence with production facilities in the United States, Barry, Wales and Geino, Japan. We also have assembled a team of business and account managers and technical support personnel strategically located in the United States, Europe, Taiwan, Singapore, Japan, China and South Korea. We intend to expand our production capacity, technical and sales support in many of the locations around the world where IC device production is concentrated.

  ATTRACT AND RETAIN WORLD-CLASS PERSONNEL

     We have assembled a highly skilled and dedicated workforce that includes a wide range of scientists and applications specialists, many of whom have significant experience in the semiconductor industry. We plan to continue to attract, retain and motivate experienced personnel who are committed to providing high-performance products and strong customer and applications support.

PRODUCTS

  CMP SLURRIES FOR IC DEVICES

     We produce CMP slurries of various formulations for polishing a wide variety of materials. In addition to our existing tungsten and oxide slurries, we have developed new, improved generations of each of our slurries as well as new slurries to keep pace with our customers' evolving needs. Our new generations of tungsten and oxide slurries, which are currently the most common use of CMP in IC device manufacturing, are designed to reduce both defectivity in IC devices and the required polishing time.

     We also manufacture slurry products for polishing copper used in the wiring layers of the most advanced IC devices and are working on next generation slurries for these applications. These products include different slurries for polishing the primary copper film, as well as the thin barrier metal layer used in copper wiring. We are also developing a slurry for direct STI which should eliminate a number of manufacturing steps for our customers. We continue to work closely with our customers to develop advanced slurries to meet their evolving technological needs.

  CMP SLURRIES FOR THE DATA STORAGE INDUSTRY

     We produce CMP slurries for polishing the magnetic heads and the coating on disks in hard disk drives by leveraging our core slurry technology and manufacturing capacity, as well as by hiring industry experts who understand the needs of the data storage industry. We believe CMP significantly improves the surface finish of these coatings, resulting in greater storage capacity of the substrates, and also improves the production efficiency of manufacturers of hard disk drives by helping them increase their throughput and yield. We have also established a dedicated research and development team and an applications support team who employ a process solution approach similar to that used for our other slurry products. We have promising results in these areas, and believe that they offer solid potential. Moreover, we believe that our slurry products for the data storage industry offer improved performance compared with other materials currently used in the industry.

  CMP POLISHING PADS

     CMP polishing pads are consumable materials used in the CMP process that work in conjunction with CMP slurries to facilitate the polishing process. We believe the CMP polishing pad market is currently led by one principal supplier, Rohm and Haas (through its Rodel subsidiary). Through discussions with our customers, as well as our own examination of the CMP polishing pad market, we have determined that a demand exists for higher quality, more reliable and consistent polishing pads. We have identified an opportunity to provide our customers with technology and quality improvements through the ability to provide our technically optimized CMP slurries and polishing pads to them. We are currently operating as a value-added reseller of pads produced by a third party. This approach is intended to expedite our entry into the market by satisfying the needs of our customers' current applications for improved performance and consistency. In addition, we recently entered into a technology licensing and co-marketing agreement with a semiconductor equipment manufacturer under which we plan to develop, manufacture and sell polishing pads utilizing endpoint detection window technology licensed from the manufacturer for use on the manufacturer's equipment. We are also developing multiple pad technologies with the goal of providing a portfolio of pads that are optimized with our slurries to meet customers' emerging needs and applications.

CUSTOMERS, SALES AND MARKETING

     Our marketing begins with development teams who work closely with our customers, using our research and development facilities to design CMP products tailored to their precise needs. Next, our applications teams work with customers to integrate our products into their manufacturing processes. Finally, our logistics and sales personnel work to provide reliable supply, warehousing, packaging and inventory management to our customers. Through our interactive approach, we are able to build close relationships with our customers in a variety of areas.

     We also market our products through independent distributors in certain regions of the world. This fiscal year we decreased our reliance on independent distributors and in June 2003, began selling directly to customers in Europe, Singapore and Malaysia. These customers previously had been serviced through Metron, a third party distributor. We have retained Metron as our distributor in Israel.

     In response to significant growth in the IC device manufacturing industry in Asia, we have increased our focus in Asia over the last few years by increasing the number of account managers and technical and customer support personnel present in this region. In addition, we plan to establish cleanroom capabilities within this region in 2004 that would provide customers with more responsive applications and technical support than are currently possible by relying on our infrastructure based primarily in the United States. By enhancing this regional infrastructure, we are demonstrating our commitment to the Asian marketplace.

     In fiscal year 2003, our five largest customers, of which two are distributors, accounted for approximately 61% of our revenue, with Marketech (a distributor we use in Taiwan and China), and Intel accounting for approximately 28% and 15% of our revenue, respectively. In fiscal year 2002, our five largest customers, of which two are distributors, accounted for approximately 63% of our revenue, with Marketech and Intel accounting for approximately 24% and 16% of our revenue, respectively.

CABOT CORPORATION AS OUR MAJOR SUPPLIER OF RAW MATERIALS

     The base ingredients for most of our CMP slurries are fumed metal oxides, primarily fumed silica, which is an ultra-fine, high purity silica produced by a flame process, and, to a lesser extent, fumed alumina. We currently purchase fumed silica under a fumed metal oxide agreement with Cabot Corporation, which became effective at the time of our initial public offering in April 2000 and which expires in June 2005, but may be extended. We also purchase fumed alumina under this agreement. In order to meet our growing needs for fumed alumina, in December 2001 we entered into a fumed alumina supply agreement with Cabot Corporation, and amended certain terms related to fumed alumina under the fumed metal oxide agreement.

  FUMED METAL OXIDE AGREEMENT

     Under the fumed metal oxide supply agreement Cabot Corporation continues to be our primary supplier, subject to certain terms and conditions, of certain fumed metal oxides for our slurry products produced as of the date of our initial public offering with respect to fumed silica. For products developed since that time, we have the flexibility to purchase from Cabot Corporation or other parties. Approximately 75% of the fumed metal oxides that we currently purchase from Cabot Corporation are manufactured at its facility in Tuscola, Illinois.

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

     Under the agreement and the amendment entered into in December 2001, Cabot Corporation also supplies us with fumed alumina from its Tuscola, Illinois facility on terms generally similar to those described above. The price is fixed and unchanged for a base level of production, and we agreed to pay a higher incentive price for volumes above that level. The agreement prohibits Cabot Corporation from selling fumed metal oxides to third parties for use in CMP applications.

  FUMED ALUMINA SUPPLY AGREEMENT

     Under the fumed alumina supply agreement, Cabot Corporation expanded its capacity for the manufacture of fumed alumina. The expansion is dedicated to our fumed alumina requirements, subject to certain terms and conditions, and we have a first right on all production and capacity from the expansion. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if Cabot Corporation produces more than a certain amount of fumed alumina per year that meets our specifications. Under this agreement, up to certain quantities and for products produced on the effective date of the agreement, Cabot Corporation is the exclusive supplier of fumed alumina for these products, subject to certain terms and conditions. For amounts over these quantities, and for technologies since that time, we have the flexibility to purchase from other parties. The agreement prohibits Cabot Corporation from selling fumed alumina to third parties, or engaging itself in its use in CMP applications. The agreement has an initial five year term and we may renew the agreement for an additional five years to 2011.

     If Cabot Corporation fails to supply us with our requirements for any reason, including if we require product specification changes that Cabot Corporation cannot meet, we have the right to purchase products meeting those specifications from other suppliers.

DISPERSION SERVICES AGREEMENT WITH DAVIES

     At the time of our initial public offering, Cabot Corporation assigned to us a dispersion services agreement with Davies Imperial Coatings, Inc. ("Davies") pursuant to which Davies produces slurries for us. Under this agreement, we provide raw materials to Davies and it performs dispersion services for us. The price for these services is set at a negotiated price, subject to increases. We have agreed to purchase minimum amounts of services for each year of the agreement. If Davies fails to supply us with required dispersion services, we have the right to provide these services for ourselves or purchase them from third parties. Over time we have invested in equipment and improvements for the Davies facility and we now own most of the dispersion equipment at that facility. The agreement has an initial term that expires in October 2004, and is renewable.

RESEARCH AND DEVELOPMENT

     We believe our leadership position depends in part on our ability to develop CMP applications tailored to our customers' needs. In our product development and dispersion technology laboratories, our skilled technical personnel study different aspects of the CMP process and CMP products, such as various studies of the chemical reactions on the surface of the wafer. Results from these studies allow us to adjust the composition of our slurries to achieve uniform polishing performance. Understanding the chemical processes on the surface of the polished wafer allows us to compose slurries with specifically tailored selectivity, that interact with one material and then slow or essentially stop planarization as soon as this particular material has been polished. We have also assembled dedicated development teams that work closely with customers to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions. We have dedicated substantial resources to copper technology in research & development (R&D) and manufacturing to support our customers' requirements around this very challenging technology and we continue to follow our business model of continuous product innovation for our tungsten and oxide product lines.

     We expanded our existing R&D capabilities in fiscal 2002 with the opening of our new research and development facility in Aurora, Illinois. This facility is staffed by a team that includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP products and features a state-of-the-art Class 1 clean room and advanced equipment for slurry and pad product development. We have also invested in 300 mm polishing capability to remain aligned with our technology leading customers and our ability to replicate their CMP activities in our cleanroom. We are now in the process of enhancing our capability to provide our customers in the Asia Pacific region with robust local technical support. We plan to establish cleanroom capability within this region in 2004 that would provide customers with more responsive applications and technical support than is currently possible by relying on our infrastructure based primarily in the United States. We believe competitive advantage lies in technology and that our existing and planned investments in R&D provide us with leading edge polishing and metrology capabilities to support the most advanced and challenging customer technology requirements on a global basis.

     We expensed approximately $41.5 million, $33.7 million and $25.8 for research and development in fiscal years 2003, 2002 and 2001, respectively. Investments in research and development property, plant and equipment are capitalized and depreciated over their useful life.

COMPETITION

     We are aware of several other manufacturers with significant commercial sales of CMP slurries for IC devices and competition continues to increase as other companies are attempting to enter this market. We believe no other CMP competitor has the track record we do of meeting performance demands associated with developing advanced technology, improving existing technology and successfully meeting the stringent supply requirements of the IC industry. In the data storage area we are aware of only two other manufacturers with significant commercial sales of CMP slurries for polishing the magnetic heads and the coating on hard disks in hard disk drives. We believe the CMP polishing pad market is currently led by one principal supplier, Rohm and Haas (through its Rodel subsidiary). We may also face competition from other companies that develop

CMP products, customers that currently have, or that may develop, in-house capability to produce their own CMP products, and from significant changes in technology, such as the development of polishing pads containing abrasives and emerging technologies such as electrical chemical mechanical planarization ("ECMP"). We expect ECMP to use an electrolyte solution to polish certain metal surfaces and be used in conjunction with traditional CMP slurries.

     During this fiscal year, pricing pressure in our business has continued. This is based both on IC manufacturers' pursuit of lower supply costs during the sustained industry downturn as well as from CMP competitors. We believe that customers make supplier decisions based on three factors, in this order of priority: first, product performance; second, supply assurance, which entails not only redundancy in manufacturing but the ability of the supplier to reliably deliver consistent product and provide technical and manufacturing support for the product globally; and third, product price. We believe that we are presently well positioned with respect to these factors.

INTELLECTUAL PROPERTY

     Our intellectual property is important to our success and ability to compete. We currently have 55 U.S. patents and 72 pending U.S. patent applications covering CMP related products and processes. In most cases we file counterpart foreign patent applications. Many of these patents are important to our continued development of new and innovative products for CMP and related processes. Our patents have a range of duration and we do not expect to lose any material patent through the expiration of such patent in the next seven years. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements.

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

EMPLOYEES

     As of September 30, 2003, we employed 549 individuals, including 262 in operations, 183 in research and development, 54 in sales and marketing and 50 in administration. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages and in general consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Our revenue from customers in the United States totaled $79.9 million, $81.0 million and $87.1 million, and total revenue in other geographic locations totaled $171.8 million, $154.2 million and $140.1 million for fiscal years 2003, 2002 and 2001, respectively. Revenue from both Taiwan and Japan accounted for more than ten percent of our total revenue. Our revenue from customers in Taiwan totaled $63.8 million, $54.9 million and $46.6 million for fiscal years 2003, 2002 and 2001, respectively. Our revenue from customers in Japan totaled $40.3 million, $34.2 million and $35.8 million for fiscal years 2003, 2002 and 2001, respectively. Revenue attributable to foreign regions are based upon the customer location and not the geographic location from which our products were shipped.

     Net property, plant and equipment in the United States totaled $102.8 million, $100.9 million and $64.2 million and net property, plant and equipment in other geographic locations totaled $30.9 million, $31.4 million and $33.3 million at September 30, 2003, 2002 and 2001, respectively. More than ten percent of our net property, plant and equipment is located in Japan, having a net book value of $28.1 million, $27.1 million and $29.4 million at September 30, 2003, 2002 and 2001, respectively.

AVAILABLE INFORMATION

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14a, current reports on Form 8-K, and any amendments to those reports, are made available free of charge on our company web site at www.cabotcmp.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC). Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our company web site by the end of the business day following the submission to the SEC of such filings. In addition, the SEC's website, www.sec.gov, contains reports, proxy statements, and other information regarding reports that we file electronically with the SEC.

ITEM 2.  PROPERTIES

     Our principal U.S. facilities that we own consist of:

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

     Our principal foreign facilities that we own consist of:

     - a commercial dispersion plant in Geino, Japan, consisting of approximately 113,000 square feet.

     We lease land and a building from Cabot Corporation at a commercial dispersion plant in Barry, Wales consisting of approximately 22,000 square feet. We also lease office and lab space in Hsin-Chu, Taiwan consisting of approximately 5,000 square feet and office space in Tokyo, Japan of 2,000 square feet.

     As a result of the change in our business needs in South Korea, in January 2003, we sold our distribution center and land in Ansung, South Korea to a third party. The final proceeds approximated the net book value of the assets sold.

     In addition, we plan to establish cleanroom capability within the Asia Pacific region that would provide customers with more responsive applications and technical support than is currently possible by relying on our infrastructure which is based primarily in the United States. We expect the Asia Pacific cleanroom to be operational in 2004. We believe that such investments in R&D, will enhance our ability to provide optimized CMP solutions to our customers.

     We believe that our current facilities are suitable and adequate for their intended purpose and provide us with sufficient capacity and capacity expansion opportunities and technological capability to meet our current and expected demand in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information concerning our executive officers and their ages as of December 1, 2003.

NAME                                     AGE                         POSITION
----                                     ---   ----------------------------------------------------
William P. Noglows.....................  45    Chairman of the Board, President and Chief Executive
                                               Officer
Matthew Neville........................  49    Chairman of the Board, President and Chief Executive
                                               Officer (through October 2003)
H. Carol Bernstein.....................  43    Vice President, Secretary and General Counsel
J. Michael Jenkins.....................  50    Vice President of Human Resources
William S. Johnson.....................  46    Vice President, Chief Financial Officer and
                                               Treasurer
Jeremy K. Jones........................  49    Vice President of New Business Development
Hiroyuki Nishiya.......................  45    Vice President of Asia Pacific Business Region
Daniel J. Pike.........................  40    Vice President of Operations
Stephen R. Smith.......................  44    Vice President of Marketing and Sales
Clifford L. Spiro......................  49    Vice President, Research and Development
Daniel S. Wobby........................  40    Principal Accounting Officer and Corporate
                                               Controller

     William P. Noglows was elected Chairman, President and Chief Executive Officer in November 2003. Mr. Noglows had previously served as a director of our company from 2000 until April 2002. Prior to joining us, Mr. Noglows served as an Executive Vice President of Cabot Corporation from 1998 to June 2003. Prior to that, Mr. Noglows held various management positions at Cabot Corporation including General Manager of Cabot Corporation's Cab-O-Sil Division, where he was one of the primary founders of Cabot Microelectronics and was responsible for identifying and encouraging the development of the CMP application, which is the core Cabot Microelectronics technology. Mr. Noglows received his B.S. in Chemical Engineering from the Georgia Institute of Technology.

     Matthew Neville served as Chairman of the Board of our company from March 2001 through October 2003 and served as our President, Chief Executive Officer and a director of our company from December 1999 through October 2003, at which time he resigned from those positions and from the Board to pursue other opportunities. He remains an employee of Cabot Microelectronics, in an advisory role, for a period of two years. Dr. Neville was a Vice President of Cabot Corporation from 1997 to 1999. He received his Ph.D. in Chemical Engineering from the Massachusetts Institute of Technology.

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

     J. Michael Jenkins has served as our Vice President of Human Resources since December 1999 and previously had been our Director of Human Resources. Prior to joining us in May 1999, Mr. Jenkins was employed for 15 years by the Gas Chromatography Division of Hewlett-Packard holding various positions, including Human Resources and Quality Manager. Mr. Jenkins received his M.H.S. from Lincoln University.

     William S. Johnson has served as our Vice President, Chief Financial Officer and Treasurer since April 2003. Prior to joining us, Mr. Johnson served as Executive Vice President and Chief Financial Officer for Budget Group, Inc. from 2000 through the sale and transition of its business to Cendant Corporation. Before that, Mr. Johnson spent 16 years at BP Amoco in various senior finance and management positions. Mr. Johnson received his B.S. in Mechanical Engineering from the University of Oklahoma and his M.B.A. from the Harvard Business School.

     Jeremy K. Jones has served as our Vice President, New Business Development since January 2001 and previously was our Director of New Business Development from March 2000. Mr. Jones also served as Pad Business Manager upon joining us in January 1999. Prior to joining us, Mr. Jones served as Market Development Manager at Motorola from 1997 to January 1999 and spent 20 years at Polaroid Corporation in various management positions. Mr. Jones holds a M.S. in Materials Engineering and a B.S. in Mechanical Engineering from Worcester Polytechnic Institute, and a M.B.A. from Babson College.

     Hiroyuki Nishiya has served as our Vice President, Asia Pacific Business Region since January 2001 and previously was our Japan Business Manager since April 1997. Prior to joining us, Mr. Nishiya held various positions at OKIDATA and Materials Research Corporation. Mr. Nishiya received a B.B.A. from George Washington University.

     Daniel J. Pike has served as our Vice President of Operations since December 1999 and was our Director of Global Operations from 1996 to 1999. Prior to joining us, Mr. Pike worked for FMC Corporation as a Marketing Manager. Mr. Pike received his B.S. in Chemical Engineering from the University of Buffalo and his M.B.A. from the Wharton School of Business of the University of Pennsylvania.

     Stephen R. Smith has served as our Vice President of Marketing and Sales since October 2001. Prior to joining us, Mr. Smith served as Vice President, Sales & Business Development for Buildpoint Corporation from 2000 to October 2001. Prior to that, Mr. Smith spent 17 years at Tyco Electronics Group, formerly known as AMP Incorporated, in various management positions. Mr. Smith earned a B.S. in Industrial Engineering from Grove City College and a M.B.A. from Wake Forest University.

     Clifford L. Spiro was appointed Vice President, Research and Development in December 2003. Prior to joining us, Dr. Spiro served as Vice President of Research and Development at Ondeo-Nalco from 2001 through November 2003. Prior to that, Dr. Spiro held R&D management and senior technology positions at the General Electric Company from 1980 through 2001, the most recent of which was Global Manager -- Technology for Business Development. Dr. Spiro received his B.S. in Chemistry from Stanford University and holds a Ph.D in Chemistry from the California Institute of Technology.

     Daniel S. Wobby has served as our Corporate Controller since April 2000 and Principal Accounting Officer since June 2000. He also served as our Acting Principal Financial Officer from November 2002 through March 2003. Mr. Wobby had served as our Director of Finance since October 1997 and had held various accounting and operations positions with Cabot Corporation since 1989. Prior to that, Mr. Wobby worked for Arthur Andersen LLP. Mr. Wobby earned a B.S. in Accounting from St. Michael's College and a M.B.A. from the University of Chicago's Graduate School of Business.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded publicly on the Nasdaq National Market under the symbol "CCMP" since our initial public offering in April 2000. The following table sets forth the range of quarterly high and low closing sales prices for our common stock on the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------
Fiscal 2002
  First Quarter.............................................  $81.16   $43.15
  Second Quarter............................................   86.54    53.25
  Third Quarter.............................................   68.80    38.41
  Fourth Quarter............................................   49.81    34.75
Fiscal 2003
  First Quarter.............................................   61.02    33.25
  Second Quarter............................................   55.38    38.34
  Third Quarter.............................................   52.60    41.55
  Fourth Quarter............................................   67.00    51.86
Fiscal 2004 First Quarter (through November 28, 2003).......   61.61    50.87

     As of November 28, 2003, there were approximately 1,248 of record of our common stock. No dividends were declared or paid in either fiscal 2003 or fiscal 2002 and we currently do not anticipate paying cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for each of the five years ended September 30, 2003 has been derived from the audited consolidated financial statements. Certain amounts in the prior fiscal years have been reclassified to conform with the current year presentation.

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

                       CABOT MICROELECTRONICS CORPORATION

                  SELECTED FINANCIAL DATA -- FIVE YEAR SUMMARY

                                                        YEAR ENDED SEPTEMBER 30,
                                           ---------------------------------------------------
                                             2003       2002       2001       2000      1999
                                           --------   --------   --------   --------   -------
                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenue................................  $251,665   $235,165   $227,192   $181,156   $98,690
  Cost of goods sold.....................   124,269    113,067    108,419     86,290    48,087
                                           --------   --------   --------   --------   -------
       Gross profit......................   127,396    122,098    118,773     94,866    50,603
  Operating expenses:
     Research and development............    41,516     33,668     25,805     19,762    14,768
     Selling and marketing...............    11,221      9,667      8,757      7,594     4,932
     General and administrative..........    18,225     17,458     21,054     19,974    11,107
     Litigation settlement...............        --      1,000         --         --        --
     Amortization of intangibles.........       340        345        718        718       720
                                           --------   --------   --------   --------   -------
       Total operating expenses..........    71,302     62,138     56,334     48,048    31,527
                                           --------   --------   --------   --------   -------
  Operating income.......................    56,094     59,960     62,439     46,818    19,076
  Other income (expense), net............       (27)       763      1,049        130        --
                                           --------   --------   --------   --------   -------
  Income before income taxes.............    56,067     60,723     63,488     46,948    19,076
  Provision for income taxes.............    18,334     20,038     21,586     16,446     6,796
                                           --------   --------   --------   --------   -------
       Net income........................  $ 37,733   $ 40,685   $ 41,902   $ 30,502   $12,280
                                           ========   ========   ========   ========   =======
Basic earnings per share.................  $   1.55   $   1.68   $   1.76   $   1.44   $  0.65
                                           ========   ========   ========   ========   =======
Weighted average basic shares
  outstanding............................    24,401     24,160     23,824     21,214    18,990
                                           ========   ========   ========   ========   =======
Diluted earnings per share...............  $   1.53   $   1.66   $   1.72   $   1.39   $  0.65
                                           ========   ========   ========   ========   =======
Weighted average diluted shares
  outstanding............................    24,665     24,565     24,327     21,888    18,990
                                           ========   ========   ========   ========   =======
Cash dividends per share.................  $   0.00   $   0.00   $   0.00   $   3.71   $  0.00
                                           ========   ========   ========   ========   =======

                                                           AS OF SEPTEMBER 30,
                                           ---------------------------------------------------
                                             2003       2002       2001       2000      1999
                                           --------   --------   --------   --------   -------

CONSOLIDATED BALANCE SHEET DATA:
  Current assets.........................  $179,112   $123,283   $ 96,454   $ 59,053   $26,120
  Property, plant and equipment, net.....   133,695    132,264     97,426     71,873    40,031
  Other assets...........................     2,810      2,838      2,801      5,180     4,123
                                           --------   --------   --------   --------   -------
     Total assets........................  $315,617   $258,385   $196,681   $136,106   $70,274
                                           ========   ========   ========   ========   =======
  Current liabilities....................  $ 28,916   $ 30,571   $ 26,366   $ 24,200   $ 7,775
  Long-term debt.........................        --      3,500      3,500      3,500        --
  Other long-term liabilities............    14,928     10,808        528        844       422
                                           --------   --------   --------   --------   -------
     Total liabilities...................    43,844     44,879     30,394     28,544     8,197
  Stockholders' equity...................   271,773    213,506    166,287    107,562    62,077
                                           --------   --------   --------   --------   -------
     Total liabilities and stockholders'
       equity............................  $315,617   $258,385   $196,681   $136,106   $70,274
                                           ========   ========   ========   ========   =======

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

OVERVIEW

     Cabot Microelectronics Corporation ("Cabot Microelectronics," "the Company," "us," "we," or "our") is the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices within the semiconductor industry, in a process called chemical mechanical planarization ("CMP"). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers, and is a necessary step in the production of advanced ICs. Planarization is a polishing process that uses CMP slurries and pads to level, smooth and remove excess material from the surfaces of these layers. CMP slurries are liquid formulations that facilitate and enhance this polishing process and generally contain engineered abrasives and proprietary chemicals. CMP pads are typically flat engineered "disks" made of polymeric materials that help to distribute and transport the slurry to the surface of the wafer and distribute it across the wafer.

     CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers continue to shrink the size of these devices and to improve their performance. Our CMP products are used for a number of applications, such as polishing insulating layers, the tungsten plugs that go through the insulating layers and connect the multiple wiring layers of IC devices, and copper wiring. In addition, we have developed and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area. We are continuing to develop slurries for new applications such as direct shallow trench isolation, used to electrically isolate adjoining transistors. In addition, we operate as a value-added reseller of polishing pads and are developing our own polishing pads for use in the CMP process.

     Prior to our initial public offering in April 2000, we operated as a division of Cabot Corporation ("Cabot Corporation"), a global chemical manufacturing company based in Boston, Massachusetts. Following our initial public offering, Cabot Corporation owned approximately 80.5 percent of Cabot Microelectronics. In September 2000, Cabot Corporation effected the spin-off of Cabot Microelectronics by distributing 0.280473721 shares of our common stock as a dividend on each outstanding share of Cabot Corporation common stock outstanding on September 13, 2000, or an aggregate of 18,989,744 shares of our common stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to product returns, bad debts, inventory valuation, impairments of tangible and intangible assets, income taxes, warranty obligations, other accruals, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We maintain a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected primarily by product that does not meet specifications and performance requirements and any related costs of addressing such matters.

     We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or unmarketable inventory. An inventory reserve is maintained based upon a historical percentage of actual inventory written off and for known conditions and circumstances. Should actual product marketability and raw material fitness for use be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required. Also, the purchase cost of one of our key raw materials from one supplier changes significantly based on the total quantity of in-specification product purchased in a given fiscal year. During interim periods we determine inventory valuation and the amount charged to cost of goods sold for this raw material from this supplier based on the expected average cost over the entire fiscal year using our current full year forecast of purchases of this raw material from this supplier.

     We have entered into unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers. We review our agreements and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") and No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. We disclose the summary of pro forma effects to reported net income as if we had elected to recognize compensation cost based on the fair value of stock based awards to employees of Cabot Microelectronics as prescribed by SFAS 123.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Revenue..............................................     100.0%     100.0%     100.0%
Cost of goods sold...................................      49.4       48.1       47.7
                                                       --------   --------   --------
Gross profit.........................................      50.6       51.9       52.3
Research and development.............................      16.5       14.3       11.4
Selling and marketing................................       4.5        4.1        3.9
General and administrative...........................       7.2        7.4        9.3
Litigation settlement................................        --        0.4         --
Amortization of intangibles..........................       0.1        0.1        0.3
                                                       --------   --------   --------
Operating income.....................................      22.3       25.5       27.4
Other income, net....................................        --        0.3        0.5
                                                       --------   --------   --------
Income before income taxes...........................      22.3       25.8       27.9
Provision for income taxes...........................       7.3        8.5        9.5
                                                       --------   --------   --------
Net income...........................................      15.0%      17.3%      18.4%

YEAR ENDED SEPTEMBER 30, 2003 VERSUS YEAR ENDED SEPTEMBER 30, 2002

REVENUE

     Total revenue was $251.7 million in 2003, which represented a 7.0%, or $16.5 million, increase from 2002. Of this increase, $9.7 million was due to a 4.1% increase in volume and $6.8 million was due to increased weighted average selling prices driven by improved sales mix. Revenue related to copper products increased 25% over the prior year. Fiscal 2003 revenue would have been $1.7 million lower had the Japanese Yen average exchange rate for the year held constant with the prior year average. Also, in June 2003, we began selling directly to customers in Europe, Singapore and Malaysia. These customers previously had been serviced through Metron, a third party distributor. During this transition period we discontinued sales to Metron while they drew down their inventory of our products, which we believe resulted in an adverse revenue impact of $3.7 million during our third quarter of fiscal 2003.

     We did not see a significant improvement in demand driven by our customers' end markets in fiscal year 2003, as a lack of corporate information technology spending appears to have weighed heavily on the PC and computer-related markets. We also experienced continued competition and pricing pressure this fiscal year and expect these factors to continue. As we begin our fiscal year 2004, we see some encouraging signs in the semiconductor industry. Overall semiconductor sales appear to be on an upward trend, with growth in the leading technologies even more pronounced. Although overall semiconductor sales appear to be on an upward trend, the continued uncertainty in the semiconductor industry and the worldwide economy make it difficult for us to predict future revenue trends.

COST OF GOODS SOLD

     Total cost of goods sold was $124.3 million in 2003, which represented an increase of 9.9% or $11.2 million from 2002. Of this increase, $4.6 million was due to higher sales volume, $4.6 million was due to higher average costs per gallon associated with meeting our customers' more stringent product quality requirements and $2.0 million was due to a charge related to the remaining minimum purchase obligation of a raw material supply agreement for a polishing pad technology that was previously under development but is no longer being pursued. Our total cost of this supply agreement was $2.9 million in fiscal 2003, compared to

$0.8 million in the prior fiscal year. We do not expect to incur any additional costs with respect to this agreement.

     The increase in cost of goods sold were partially offset by the absence of the Rippey royalty payments which ended in August 2002, following the expiration of a contingent payment arrangement with Rippey resulting from our 1995 acquisition of selected assets used or created in connection with the development and sale of polishing slurries. We had made payments under this agreement of 2.5% of applicable slurry revenue from July 1995 through our last payment in August 2002.

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

     Our need for additional quantities of key raw materials in the future has required and will continue to require that we enter into new supply arrangements with third parties. We may enter into arrangements in the future that could result in costs which are higher than those in the existing agreements. We also expect to continue to invest in our Operations Excellence initiative to improve our manufacturing capabilities to meet our customers' increasing product performance requirements.

GROSS PROFIT

     Our gross profit as a percentage of total revenue was 50.6% in 2003 as compared to 51.9% in 2002. The decrease in gross profit resulted primarily from an increase in manufacturing costs to support our customers' increasing quality requirements, pricing pressure from certain key customers and our recognition of the minimum purchase obligation referred to above. In the near term, we expect gross profit will be in the 50% range, plus or minus 2%, as we continue to add staffing and make improvements in manufacturing processes.

RESEARCH AND DEVELOPMENT

     Total research and development expenses were $41.5 million in 2003, which represented an increase of 23.3% or $7.8 million, from 2002. Research and development expense increased $1.6 million due to increased staffing, $1.7 million due to higher wafer purchases and $2.7 million due to depreciation and operating costs of our R&D facility and other new equipment. Since the R&D facility was opened during the prior fiscal year, 2002 does not represent a full year of depreciation and operating costs related to the facility. An additional $1.0 million increase resulted from allocating certain common facility operating costs to R&D. These costs had previously been treated as general and administrative expense prior to the R&D facility construction. Additional costs were incurred in technical service support and other areas to support the overall increase in R&D activities. R&D efforts were mainly related to new and enhanced CMP products including slurry products for copper applications, new CMP polishing pad technology and advanced chemistry and particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $11.2 million in 2003, which represented an increase of 16.1%, or $1.6 million, over 2002. The increase resulted primarily from higher staffing costs associated with our increased customer support initiatives including our transition to selling direct to customers in Europe, Singapore and Malaysia, rather than through a distributor.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $18.2 million in 2003, which represented an increase of 4.4%, or $0.8 million, from 2002. Increases include depreciation of our business information systems, higher directors and officers liability insurance premiums of $1.2 million and increased staffing costs of $0.6 million. These increases were partially offset by a $0.8 million reduction in legal and professional expenses, primarily due to the absence of legal fees associated with the Rodel litigation, discussed further below, a decrease in facilities charges due to the change in allocation of certain common facility operating costs described under Research and Development and the absence of a $0.2 million non-cash charge related to the modification of a former director's stock option agreement in fiscal 2002.

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

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $0.3 million in 2003 and 2002.

OTHER INCOME, NET

     Other expense was negligible in 2003 compared to $0.8 million of other income in 2002. The decrease in other income in 2003 is due to the absence of foreign exchange gains recorded in the prior year resulting from the strengthening of the Japanese Yen, which were partially offset by a payment made to Cabot Corporation in 2002 as reimbursement for certain capital improvements made to equipment used to supply us with raw materials, which is no longer in service.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 32.7% in 2003 and 33.0% in 2002. The decrease in the effective tax rate was due to an increase in tax credits from expanded research and experimentation activities.

NET INCOME

     Net income was $37.7 million in 2003, which represented a decrease of 7.3%, or $3.0 million, from 2002 as a result of the factors discussed above.

YEAR ENDED SEPTEMBER 30, 2002 VERSUS YEAR ENDED SEPTEMBER 30, 2001

REVENUE

     Total revenue was $235.2 million in 2002, which represented a 3.5%, or $8.0 million, increase from 2001. Of this increase, $5.2 million was due to a 2.3% increase in volume and $2.8 million was due to increased weighted average selling prices. Revenue related to copper products increased 115% over the prior year. Fiscal 2002 revenue would have been $2.0 million higher had the Japanese Yen average exchange rate for the year held constant with the prior year average. Total revenue in the second half of fiscal 2002 increased 32% over the first half of the year. We believe this was primarily due to higher production by our customers as a result of improvement in IC device inventories, which appeared to return to more normal levels during 2002.

COST OF GOODS SOLD

     Total cost of goods sold was $113.1 million in 2002, which represented an increase of 4.3% or $4.6 million from 2001. Of this increase, $2.5 million was due to higher sales volume and $2.1 million was due to higher weighted average costs per gallon. The cost of fumed silica we purchase from Cabot Corporation increased according to the terms of our existing fumed metal oxide agreement with Cabot Corporation, which provides for a fixed annual increase in the price of silica of 2.0% of the initial price and additional increases based upon an increase in Cabot Corporation's raw material costs. In order to meet certain of our needs for fumed alumina given the anticipated growth in sales of fumed alumina based slurries, in December 2001, we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to its fumed alumina terms. The terms of this agreement, along with those contained in the amendment to the fumed metal oxide agreement, were retroactive to October 2001 and our average cost per pound for alumina from Cabot Corporation since that time is higher than paid previously under the original fumed metal oxide agreement. Had we paid this higher average cost per pound for all fumed alumina purchased in fiscal 2001, cost of goods sold in that period would have increased by approximately $1.0 million.

     During fiscal 2002, certain costs decreased following the final payment in August 2002 associated with the expiration of a contingent payment arrangement with Rippey resulting from our 1995 acquisition of selected assets used or created in connection with the development and sale of polishing slurries. We had made payments under this agreement of 2.5% of applicable slurry revenue from July 1995 through our last payment in August 2002.

GROSS PROFIT

     Our gross profit as a percentage of total revenue was 51.9% in 2002 as compared to 52.3% in 2001. The decrease in gross profit resulted primarily from an increase in fixed manufacturing costs offset partially by an increase in weighted average selling prices.

RESEARCH AND DEVELOPMENT

     Total research and development expenses were $33.7 million in 2002, which represented an increase of 30.5% or $7.9 million, from 2001. Research and development expense increased $2.3 million due to increased staffing, $2.0 million due to higher wafer purchases and $1.5 million due to depreciation and operating costs of our new R&D facility, which opened in April 2002. An additional $1.1 million increase resulted from allocating certain common facility operating costs to R&D. These costs had previously been treated as general and administrative expense prior to the R&D facility addition to our existing office building. Key activities during the year involved the continued development of new and enhanced CMP products, with a significant focus on slurries for polishing copper, and new CMP polishing pad technology.

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

OTHER INCOME, NET

     Other income was $0.8 million in 2002, compared to $1.0 million in 2001. The decrease of approximately $0.2 million was primarily due to $0.7 million of interest expense from capital leases entered into during fiscal 2002, a payment of $0.3 million to Cabot Corporation in reimbursement for certain capital improvements made to equipment used to supply us with material that is no longer in use, and the absence of $0.2 million interest income on accounts receivable balances. These decreases were almost entirely offset by unrealized foreign exchange gains resulting from the strengthening of the Japanese Yen and increased interest income due to higher cash balances over the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $47.6 million in 2003, $53.5 million in 2002 and $62.5 million in 2001. Our cash provided by operating activities in 2003 originated from net income from operations of $37.7 million and non-cash items of $27.1 million, which were partially offset by a net increase in working capital of $17.2 million. Working capital increased primarily in customer receivables due to higher sales levels, our transition from a distributor to selling direct in Europe, Singapore and Malaysia, extension of payment terms to a limited number of customers and also due to a stronger Japanese Yen. Inventory also increased to support the higher level of sales and income taxes shifted from a payable to a refundable position driven mainly by research and experimentation tax credits. Our principal funding requirements have been for additions to property, plant and equipment that support the expansion of our business and technological capability.

     In 2003 cash flows used in investing activities were $14.5 million, primarily due to $16.4 million in purchases of additional production-related equipment, establishment of 300 mm polishing capability and for metrology tools to support increased polishing capacity in our Class 1 clean room. These capital expenditures were partially offset by $1.9 million in cash received from the sale of assets, of which $1.8 million related to the January 2003 sale of our distribution center and land in Ansung, South Korea, which is described more fully below. In 2002, cash flows used in investing activities were $35.3 million, primarily due to the construction and completion of our new research and development facility in Aurora, Illinois, and equipping the facility with additional research and development equipment. We also purchased additional production-related equipment to be used in Aurora, Illinois and invested in the development and implementation of our business information system. In 2001, cash flows used in investing activities were $35.3 million, primarily related to the capacity expansion of our Geino, Japan facility and construction of our new Aurora, Illinois research and development facility.

     We had cash flows from financing activities of $8.5 million in 2003 which resulted from the issuance of common stock of $12.8 million for the exercise of stock options and to a much lesser extent, the Employee Stock Purchase Plan, offset by a $3.5 million loan repayment, which is described below, and principal payments of $0.7 million made under capital lease obligations. We had cash flows from financing activities of $3.6 million in 2002 which resulted from the issuance of common stock of $4.5 million for both the exercise of stock options and the Employee Stock Purchase Plan, offset partially by principal payments of $0.9 million made under capital lease obligations. In 2001 cash flows from financing activities of $10.4 million resulted from the exercise of stock options and issuance of shares under our Employee Stock Purchase Plan.

     In February 2003, we prepaid the entire $3.5 million unsecured term loan that had been funded on the basis of the Illinois State Treasurer's Economic Program which had been due in April 2005 and had incurred interest at an annual rate of 4.68%. No gain or loss was recognized with respect to the prepayment. As a result of this prepayment, we have no outstanding long term debt.

     In July 2001 we entered into a $75.0 million unsecured revolving credit and term loan facility with a group of commercial banks and in February 2002 and August 2003, this agreement was amended with no material changes in terms. On November 24, 2003, the existing agreement was terminated and replaced with an amended and restated unsecured revolving credit facility of $50.0 million with an option to increase the facility by up to $30.0 million. Under this agreement, which terminates in November 2006, but can be renewed for two one year terms, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

     We estimate that our total capital expenditures in fiscal year 2004 will be approximately $22.0 million, approximately $0.3 million of which we have already spent as of October 31, 2003. Our major capital expenditures in 2004 are currently expected to be:

     - approximately $8.0 million to equip a cleanroom in the Asia Pacific region;

     - approximately $5.0 million for advanced clean room equipment, polishing and other equipment primarily for use in our Aurora, IL research and development facility; and

     - approximately $9.0 million for general expansion of operations.

     As our business needs in South Korea have changed, in November 2002 we entered into a purchase and sale agreement with a third party to sell our distribution center and land in Ansung, South Korea. The sale was completed in January 2003, and the final proceeds approximated the net book value of the assets sold.

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

OFF-BALANCE SHEET ARRANGEMENTS

     At September 30, 2003 and 2002, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at September 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                            CONTRACTUAL OBLIGATIONS

                                                       LESS THAN    1-3     4-5    AFTER 5
                                               TOTAL    1 YEAR     YEARS   YEARS    YEARS
                                               -----   ---------   -----   -----   -------
                                                              (IN MILLIONS)
Long-term debt...............................  $ 0.0     $ 0.0     $ 0.0   $0.0     $0.0
Capital lease obligations....................    9.1       1.7       3.0    2.2      2.2
Operating leases.............................    0.9       0.4       0.3    0.1      0.1
Purchase obligations.........................   58.6      32.0      16.6    6.7      3.3
Other long-term liabilities..................    2.1       0.0       1.1    0.0      1.0
                                               -----     -----     -----   ----     ----
Total contractual obligations................  $70.7     $34.1     $21.0   $9.0     $6.6
                                               =====     =====     =====   ====     ====

  CAPITAL LEASE OBLIGATIONS

     In December 2001 we entered into a fumed alumina supply agreement with Cabot Corporation. Under this agreement, Cabot Corporation expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina. Payments by us with respect to capital costs for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments of approximately $0.3 million resulted in a $9.8 million lease obligation and $9.8 million related leased asset. The agreement has an initial five year term, which expires in 2006, but we can choose to renew the agreement for another five year term, which would expire in 2011. We also can choose to not renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five year term.

     In January 2002 we entered into a CMP tool and polishing consumables transfer agreement with a third party under which we agreed to transfer polishing consumables to them in return for a CMP polishing tool. The polishing tool has been treated as a capital lease and the aggregate fair market value of the polishing consumables resulted in a $2.0 million lease obligation. The term of the agreement is approximately three years, expiring in November 2004.

  OPERATING LEASES

     We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years and may be renewed by us.

  PURCHASE OBLIGATIONS

     Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services. In the fourth quarter of fiscal 2003, we recorded a $2.0 million liability for a raw material supply agreement for a polishing pad technology that was previously under development, but is no longer being pursued. Our total obligation with respect to this agreement is $2.2 million, of which $1.1 million is recorded in current liabilities and shown in the preceding table under purchase obligations and $1.1 million is included in other long-term liabilities, which is discussed below.

     We operate under an amended fumed metal oxide agreement with Cabot Corporation for the purchase of two key raw materials, fumed silica and fumed alumina. We are obligated to purchase at least 90% of our six-month volume forecast of fumed silica from Cabot Corporation and must pay for the shortfall if we purchase less than that amount. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December 2006. This agreement has an initial five year term, but we can choose to renew the agreement for another five year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Purchase obligations include $23.5 million of contractual commitments based upon our anticipated renewal of the agreement through December 2011.

     We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the manufacturer's dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party. We are obligated to make a termination payment if the agreement is not renewed. Purchase obligations include $14.3 million of contractual commitments related to this agreement.

     We have a distribution agreement with an existing supplier of polishing pads to the semiconductor industry pursuant to which the supplier sells product to us for our resale to end users. The initial term of the contract runs through September 2007 and we are required to make certain agreed-upon purchases in order to maintain the agreement. Included in purchase obligations is $5.9 million for product which we are required and intend to purchase by September 2004. We currently anticipate meeting minimum forecasted purchase requirements for periods subsequent to September 2004. We have the ability to cancel the agreement at any time with no cancellation fee.

     In June 2003 we entered into a technology licensing and co-marketing agreement with a semiconductor equipment manufacturer under which we plan to develop, manufacture and sell polishing pads utilizing endpoint detection window technology licensed from the manufacturer for use on the manufacturer's equipment. Under this agreement, we are obligated to pay $6.6 million for the purchase of capital equipment, approximately one year of certain marketing and technical support services, and equipment services. As of September 30, 2003, we have paid $4.6 million of this balance. In addition, we are obligated to supply this manufacturer with free polishing pads, up to an agreed upon dollar amount, for particular uses over a seven year period. We currently estimate our total cost associated with these products will be $2.2 million over the remaining period. We are also obligated to supply the equipment manufacturer with polishing pads, up to an agreed upon dollar amount over the seven year period, which the manufacturer will purchase from us at our cost. We will also pay a royalty to the equipment manufacturer and, in certain circumstances, to another party to whom we are a sub-licensee under our agreement, based upon net revenue earned with respect to commercial sales of polishing pads covered under the agreement. The agreement's term lasts as long as the patents on the technology subject to the license agreement remain valid and enforceable.

  OTHER LONG-TERM LIABILITIES

     Other long-term liabilities include the $1.1 million long-term portion of the $2.2 million total purchase obligation discussed above, that we recorded for a raw material supply agreement for a polishing pad technology that was previously under development, but is no longer being pursued.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") which applies to contracts entered into or modified after June 30, 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." We do not expect the adoption of SFAS 149 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Examples of such financial instruments include mandatorily redeemable shares, put options and forward purchase contracts that may require the issuer to buy back some of its shares in exchange for cash or other assets and obligations that can be settled with shares. We have not issued these types of financial instruments.

NON-AUDIT SERVICES PERFORMED BY EXTERNAL AUDITORS

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the period covered by this filing our Audit Committee preapproved the following non-audit services, which subsequently were or are being performed by PricewaterhouseCoopers LLP: (1) tax compliance and research and experimentation credit consultations; (2) tax compliance and consultations related to our foreign operations; and (3) tax consultations with respect to our Equity Incentive Plan and other compensation plans.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

  WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN CMP CONSUMPTION

     Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt and improve our products in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices and these changes and advances, including 300 mm wafers, are expected to continue in the future. Developments in the semiconductor industry could render our products obsolete or less important to the IC device manufacturing process.

  A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. They also hold considerable purchasing power which can impact the pricing and terms of sale of our products. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. In fiscal year 2003, our five largest customers, of which two are distributors, accounted for approximately 61% of our revenue, with Marketech (a distributor we use in Taiwan and China), and Intel accounting for approximately 28% and 15% of our revenue, respectively. In June 2003, we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through Metron. As a result, we expect this distributor will no longer be one of our top five customers. In fiscal year 2002, our five largest customers, of which two are distributors, accounted for approximately 63% of our revenue, with Marketech and Intel accounting for approximately 24% and 16% of our revenue, respectively.

  DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

     Our business is affected by current economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. For example, our quarterly revenue trends in fiscal years 2001 through 2003 have been affected by the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories. Sales improved in the second half of fiscal 2002 in anticipation of an industry recovery which did not materialize. We believe this resulted in an overbuilding of inventory of IC devices which adversely impacted the first half of fiscal 2003. While there are currently some encouraging signs of a semiconductor industry recovery, any further declines or lack of improvement in current economic and industry conditions could continue to adversely affect our business.

  ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

     Fumed metal oxides, both fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides or other key raw materials. We entered into a fumed metal oxide agreement with Cabot Corporation, which became effective upon completion of our initial public offering in April 2000. In December 2001 we entered into a fumed alumina supply agreement with Cabot Corporation and an amendment to the fumed metal oxide agreement with respect to fumed alumina. Under these agreements, Cabot Corporation continues to be our primary supplier of certain fumed metal oxides for our slurry products produced as of the date of our initial public offering with respect to fumed silica and as of the effective date of the fumed alumina supply agreement with respect to certain amounts of fumed alumina. We believe it would be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation or another supplier is unable to supply us with sufficient quantities of fumed metal oxides which meet the quality and technical specifications required by our customers. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation or another supplier, could adversely affect us as well.

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

     Competition from current CMP slurry manufacturers, new entrants to the CMP slurry market or a decision by any of our major customers to produce, or increase the production of slurry products in-house could seriously harm our business and results of operations. Competition has increased from other existing providers of CMP slurries and opportunities exist for other companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. The existence or threat of increased competition and additional in-house production could impact the prices we are able to charge for our slurry products. We may also face competition arising from significant changes in technology, such as the development of polishing pads containing abrasives and emerging technologies such as electrical chemical mechanical planarization ("ECMP"). In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

  BECAUSE WE HAVE LIMITED EXPERIENCE IN MANUFACTURING AND SELLING CMP POLISHING PADS, EXPANSION OF OUR BUSINESS INTO THIS AREA MAY NOT BE SUCCESSFUL

     An element of our strategy is to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including manufacturing and distributing CMP polishing pads. We have had limited experience in developing, manufacturing and marketing these products, which involve technologies and production processes that are relatively new to us. We, our suppliers of the raw materials that we use to develop our polishing pads, or our provider of pads for whom we act as value-added reseller, may not be able to produce products that satisfy our customers' needs. In addition, we, our suppliers or pad provider may be unable to keep pace with technological or other developments in the design and production of polishing pads. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

  WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. For fiscal 2003, approximately 68% of our revenue was generated by sales to customers outside the United States. For fiscal 2002, approximately 66% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in certain foreign countries, including but not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights. In June 2003 we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through Metron, a third party distributor. Selling directly may increase our risk of conducting business in foreign countries.

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

  OUR INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD CAUSE OUR BUSINESS TO SUFFER

     If we fail to attract and retain the necessary managerial, technical and customer support personnel, our business and our ability to maintain existing and obtain new customers, develop new products and provide acceptable levels of customer service could suffer. Competition for qualified personnel, particularly those with significant experience in the CMP and IC device industries, is intense. The loss of services of key employees could harm our business and results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and, to a lesser extent, the British Pound and the Euro. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. However, we may be unable to hedge these exposures completely. Approximately 15% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

  MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     During the third and fourth fiscal quarters of 2002 we had a foreign exchange exposure related to a note receivable from our wholly-owned subsidiary denominated in Japanese Yen which resulted in unrealized foreign exchange gains of $1.5 million. In the fourth fiscal quarter of 2002, we hedged this exposure. We continue to hedge this exposure and believe that our exposure to foreign currency exchange rate risk on this note is not material.

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of September 30, 2003, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  CABOT MICROELECTRONICS CORPORATION
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Independent Auditors............................   31
  Consolidated Statements of Income for the years ended
     September 30, 2003, 2002 and 2001......................   32
  Consolidated Balance Sheets at September 30, 2003 and
     2002...................................................   33
  Consolidated Statements of Cash Flows for the years ended
     September 30, 2003, 2002 and 2001......................   34
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended September 30, 2003, 2002 and
     2001...................................................   35
  Notes to the Consolidated Financial Statements............   36
  Selected Quarterly Operating Results......................   52
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   53

     All other schedules are omitted, because they are not required, are not applicable, or the information is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

     To the Board of Directors and Stockholders of Cabot Microelectronics Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
October 21, 2003, except for paragraph 2 of Note 7,
as to which the date is November 24, 2003

                       CABOT MICROELECTRONICS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenue.....................................................  $251,665    $235,165    $227,192
Cost of goods sold..........................................   124,269     113,067     108,419
                                                              --------    --------    --------
       Gross profit.........................................   127,396     122,098     118,773
Operating expenses:
  Research and development..................................    41,516      33,668      25,805
  Selling and marketing.....................................    11,221       9,667       8,757
  General and administrative................................    18,225      17,458      21,054
  Litigation settlement.....................................        --       1,000          --
  Amortization of intangibles...............................       340         345         718
                                                              --------    --------    --------
     Total operating expenses...............................    71,302      62,138      56,334
                                                              --------    --------    --------
Operating income............................................    56,094      59,960      62,439
Other income (expense), net.................................       (27)        763       1,049
                                                              --------    --------    --------
Income before income taxes..................................    56,067      60,723      63,488
Provision for income taxes..................................    18,334      20,038      21,586
                                                              --------    --------    --------
     Net income.............................................  $ 37,733    $ 40,685    $ 41,902
                                                              ========    ========    ========
Basic earnings per share....................................  $   1.55    $   1.68    $   1.76
                                                              ========    ========    ========
Weighted average basic shares outstanding...................    24,401      24,160      23,824
                                                              ========    ========    ========
Diluted earnings per share..................................  $   1.53    $   1.66    $   1.72
                                                              ========    ========    ========
Weighted average diluted shares outstanding.................    24,665      24,565      24,327
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $111,318    $ 69,605
  Accounts receivable, less allowance for doubtful accounts
     of $585 at September 30, 2003 and $667 at September 30,
     2002...................................................    37,564      26,082
  Inventories...............................................    23,814      21,959
  Prepaid expenses, income taxes refundable and other
     current assets.........................................     4,010       2,654
  Deferred income taxes.....................................     2,406       2,983
                                                              --------    --------
       Total current assets.................................   179,112     123,283
Property, plant and equipment, net..........................   133,695     132,264
Goodwill....................................................     1,373       1,373
Other intangible assets, net................................       595         935
Other long term assets......................................       842         530
                                                              --------    --------
       Total assets.........................................  $315,617    $258,385
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 12,521    $ 11,748
  Capital lease obligations.................................     1,716       1,585
  Accrued expenses, income taxes payable and other current
     liabilities............................................    14,679      17,238
                                                              --------    --------
       Total current liabilities............................    28,916      30,571
Long-term debt..............................................        --       3,500
Capital lease obligations...................................     7,452       8,865
Deferred income taxes.......................................     5,384       1,514
Deferred compensation and other long term liabilities.......     2,092         429
                                                              --------    --------
       Total liabilities....................................    43,844      44,879
Commitments and contingencies (Note 16)
Stockholders' equity:
  Common stock:
     Authorized: 200,000,000 shares, $0.001 par value
     Issued and outstanding: 24,712,740 shares at September
      30, 2003 and 24,254,819 shares at September 30,
      2002..................................................        25          24
  Capital in excess of par value of common stock............   131,913     114,116
  Retained earnings.........................................   138,858     101,125
  Accumulated other comprehensive gain (loss)...............     1,187      (1,688)
  Unearned compensation.....................................      (210)        (71)
                                                              --------    --------
       Total stockholders' equity...........................   271,773     213,506
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $315,617    $258,385
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                                2003      2002      2001
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 37,733   $40,685   $41,902
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    15,732    12,009     7,787
     Noncash compensation expense and non-employee stock
       options..............................................       (13)      475     1,822
     Provision for inventory writedown......................     1,352       517       902
     Provision for doubtful accounts........................       121      (154)      781
     Stock option income tax benefits.......................     4,822     2,059     6,587
     Deferred income taxes..................................     4,447     1,756      (394)
     Unrealized foreign exchange gain.......................    (1,535)   (1,504)       --
     Raw material supply obligation.........................     1,959        --        --
     Loss on disposal of property, plant and equipment......        50        98       131
     Other noncash items, net...............................       198      (109)       --
  Changes in operating assets and liabilities:
     Accounts receivable....................................   (10,855)      713     1,892
     Inventories............................................    (2,045)   (4,429)   (2,827)
     Prepaid expenses and other assets......................      (378)   (1,255)    1,196
     Accounts payable, accrued liabilities and other current
       liabilities..........................................      (324)      158     2,997
     Income taxes payable, deferred compensation and other
       noncurrent liabilities...............................    (3,680)    2,481      (232)
                                                              --------   -------   -------
Net cash provided by operating activities...................    47,584    53,500    62,544
                                                              --------   -------   -------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (16,396)  (35,259)  (35,328)
  Proceeds from the sale of property, plant and equipment...     1,861        --         2
                                                              --------   -------   -------
Net cash used in investing activities.......................   (14,535)  (35,259)  (35,326)
                                                              --------   -------   -------
Cash flows from financing activities:
  Prepayments of long-term debt.............................    (3,500)       --        --
  Net proceeds from issuance of stock.......................    12,761     4,500    10,390
  Principal payments under capital lease obligations........      (742)     (857)       --
                                                              --------   -------   -------
Net cash provided by financing activities...................     8,519     3,643    10,390
                                                              --------   -------   -------
Effect of exchange rate changes on cash.....................       145        44        98
                                                              --------   -------   -------
Increase in cash............................................    41,713    21,928    37,706
Cash and cash equivalents at beginning of year..............    69,605    47,677     9,971
                                                              --------   -------   -------
Cash and cash equivalents at end of year....................  $111,318   $69,605   $47,677
                                                              ========   =======   =======
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $ 14,420   $14,028   $15,059
  Cash paid for interest....................................  $    882   $   869   $   304
Supplemental disclosure of non-cash investing and financing
  activities:
  Issuance of restricted stock..............................  $    275   $    10   $   660
  Assets acquired under capital leases (Note 8).............  $    114   $11,770   $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           ACCUMULATED
                                      COMMON        CAPITAL                   OTHER
                                   STOCK, $0.001   IN EXCESS   RETAINED   COMPREHENSIVE   COMPREHENSIVE     UNEARNED
                                     PAR VALUE      OF PAR     EARNINGS      INCOME          INCOME       COMPENSATION    TOTAL
                                   -------------   ---------   --------   -------------   -------------   ------------   --------
                                                                           (IN THOUSANDS)
BALANCE AT SEPTEMBER 30, 2000....       $24        $ 88,290    $ 18,538      $   792                         $ (82)      $107,562
Exercise of stock options........                     8,746                                                                 8,746
Tax benefit on stock options
 exercised.......................                     6,587                                                                 6,587
Issuance of Cabot
 Microelectronics restricted
 stock under employee
 compensation plans..............                       660                                                   (660)             0
Amortization of unearned
 compensation on restricted
 stock...........................                                                                              421            421
Issuance of stock options to
 non-Cabot Microelectronics
 employees.......................                       106                                                                   106
Issuance of Cabot
 Microelectronics stock under
 Employee Stock Purchase Plan....                     1,651                                                                 1,651
Modification of stock award
 grants..........................                     1,295                                                                 1,295
Net income.......................                                41,902                      $41,902
Net unrealized loss on derivative
 instruments.....................                                               (632)           (632)
Foreign currency translation
 adjustment......................                                             (1,351)         (1,351)
                                                                                             -------
Total comprehensive income.......                                                            $39,919                       39,919
                                                                                             =======
                                        ---        --------    --------      -------                         -----       --------
BALANCE AT SEPTEMBER 30, 2001....        24         107,335      60,440       (1,191)                         (321)       166,287
Exercise of stock options........                     3,169                                                                 3,169
Tax benefit on stock options
 exercised.......................                     2,059                                                                 2,059
Amortization of unearned
 compensation on restricted
 stock...........................                                                                              260            260
Issuance of Cabot
 Microelectronics restricted
 stock under deposit share
 plan............................                        30                                                    (10)            20
Issuance of stock options to
 non-Cabot Microelectronics
 employees.......................                        37                                                                    37
Issuance of Cabot
 Microelectronics stock under
 Employee Stock Purchase Plan....                     1,308                                                                 1,308
Modification of stock award
 grants..........................                       178                                                                   178
Net income.......................                                40,685                      $40,685
Net unrealized gain on derivative
 instruments.....................                                                 32              32
Foreign currency translation
 adjustment......................                                               (529)           (529)
                                                                                             -------
Total comprehensive income.......                                                            $40,188                       40,188
                                                                                             =======
                                        ---        --------    --------      -------                         -----       --------
BALANCE AT SEPTEMBER 30, 2002....        24         114,116     101,125       (1,688)                          (71)       213,506
Exercise of stock options........         1          11,556                                                                11,557
Tax benefit on stock options
 exercised.......................                     4,822                                                                 4,822
Amortization of unearned
 compensation on restricted
 stock...........................                                                                               18             18
Issuance of Cabot
 Microelectronics restricted
 stock under employee
 compensation plans..............                       265                                                   (199)            66
Issuance of Cabot
 Microelectronics restricted
 stock under deposit share
 plan............................                        30                                                    (10)            20
Forfeiture of Cabot
 Microelectronics restricted
 stock...........................                       (89)                                                    89             --
Reverse amortization related to
 restricted stock forfeited......                                                                              (37)           (37)
Issuance of stock options to
 non-Cabot Microelectronics
 employees.......................                         6                                                                     6
Issuance of Cabot
 Microelectronics stock under
 Employee Stock Purchase Plan....                     1,207                                                                 1,207
Net income.......................                                37,733                      $37,733
Net unrealized gain on derivative
 instruments.....................                                                 34              34
Foreign currency translation
 adjustment......................                                              2,841           2,841
                                                                                             -------
Total comprehensive income.......                                                            $40,608                       40,608
                                                                                             =======
                                        ---        --------    --------      -------                         -----       --------
BALANCE AT SEPTEMBER 30, 2003....       $25        $131,913    $138,858      $ 1,187                         $(210)      $271,773
                                        ===        ========    ========      =======                         =====       ========

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

     Cabot Microelectronics, which was incorporated in October 1999 and formed from the assets of Cabot Corporation's Microelectronics Materials Division, completed its initial public offering in April 2000. In September 2000 we became a wholly independent entity upon Cabot Corporation's spin-off of its remaining ownership ("spin-off") in us by its distribution of 0.280473721 shares of Cabot Microelectronics common stock as a dividend on each share of Cabot Corporation common stock.

     The consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. We operate predominantly in one industry segment -- the development, manufacture, and sale of CMP polishing slurries. The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries and all intercompany transactions and balances between the companies have been eliminated.

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

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Buildings...................................................   20-25 years
Machinery and equipment.....................................    5-10 years
Furniture and fixtures......................................    5-10 years
Information systems.........................................     3-5 years
Assets under capital leases.................................    5-10 years

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

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets were acquired in connection with a July 1995 purchase of selected assets (see Note 3). Other intangible assets consist of trade secrets and know-how, distribution rights and customer lists. Goodwill has historically been amortized on a straight-line basis over 10 years. Effective October 1, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with the statement, we ceased amortizing goodwill and perform impairment tests at least annually. We determined that goodwill was not impaired as of September 30, 2003. Intangible assets continue to be amortized over their estimated useful lives.

  IMPAIRMENT OF LONG-LIVED ASSETS

     We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. We believe that no material impairment exists at September 30, 2003.

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

  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The recorded amounts of cash, accounts receivable and accounts payable approximate their fair values.

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

     The portion of revenue from customers who represented more than 10% of revenue were as follows:

                                                                YEAR ENDED SEPTEMBER 30,
                                                                -------------------------
                                                                2003      2002      2001
                                                                -----     -----     -----
Marketech..................................................      28%       24%       21%
Intel......................................................      15%       16%       14%

     Marketech is a distributor we use in Taiwan and China.

     The two customers above accounted for 30.3% and 26.7% of net accounts receivable at September 30, 2003 and 2002, respectively.

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

  STOCK BASED COMPENSATION

     We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends the Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under the Cabot Microelectronics Corporation Amended and Restated 2000 Equity Incentive Plan ("Equity Incentive Plan") and shares issued under our Employee Stock Purchase Plan.

     All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no employee compensation expense has been recorded. See Note 13 to consolidated financial statements for a discussion of the assumptions used in the option valuation model and estimated fair value for employee stock options.

     Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                          2003       2002      2001
                                                        --------   --------   -------
Net income, as reported...............................  $ 37,733   $ 40,685   $41,902
Deduct: total stock-based compensation expense
  determined under the fair value method, net of
  tax.................................................   (16,531)   (12,494)   (9,322)
                                                        --------   --------   -------
Pro forma net income..................................  $ 21,202   $ 28,191   $32,580
                                                        ========   ========   =======
Earnings per share:
  Basic -- as reported................................  $   1.55   $   1.68   $  1.76
                                                        ========   ========   =======
  Basic -- pro forma..................................  $   0.87   $   1.17   $  1.37
                                                        ========   ========   =======
  Diluted -- as reported..............................  $   1.53   $   1.66   $  1.72
                                                        ========   ========   =======
  Diluted -- pro forma................................  $   0.86   $   1.15   $  1.34
                                                        ========   ========   =======

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

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 1995, we acquired selected assets used or created in connection with the development and sale of polishing slurries. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price of $9,800 was allocated to the net assets acquired based on their estimated fair values. Identifiable intangible assets, consisting primarily of trade secrets and know-how, distribution rights, customer lists and workforce in place, were valued at $4,300 and were amortized on a straight-line basis over their estimated useful lives of 7-10 years. The excess of purchase price over the fair value of the net assets acquired (goodwill) was approximately $2,800. Effective October 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in the reclassification of a portion of intangible assets regarding workforce in place to goodwill. We determined that the resulting unamortized goodwill balance was not impaired. In accordance with the statement, we ceased amortizing goodwill and perform impairment tests at least annually. In addition to the purchase price, we also made contingent payments in the amount of 2.5% of applicable slurry revenue. These payments were recorded and paid on a monthly basis and are included in cost of goods sold. In fiscal 2002 we finished making these contingent payments, which completely terminated our obligation under this contract.

     Goodwill of $1,373, as of September 30, 2003, was unchanged from September 30, 2002.

     The components of intangible assets are as follows:

                                         SEPTEMBER 30, 2003              SEPTEMBER 30, 2002
                                    -----------------------------   -----------------------------
                                    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                        AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                    --------------   ------------   --------------   ------------
Trade secrets and know-how........      $2,550          $2,105          $2,550          $1,850
Distribution rights, customer
  lists and other.................       1,000             850           1,000             765
                                        ------          ------          ------          ------
  Total intangible assets.........      $3,550          $2,955          $3,550          $2,615
                                        ======          ======          ======          ======

     Estimated future amortization expense for fiscal 2004 and fiscal 2005 are $340 and $255, respectively.

4.  INVENTORIES

     Inventories consisted of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Raw materials...............................................  $13,327   $13,779
Work in process.............................................    1,110     1,173
Finished goods..............................................    9,377     7,007
                                                              -------   -------
Total.......................................................  $23,814   $21,959
                                                              =======   =======

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Land........................................................  $ 13,511   $ 13,705
Buildings...................................................    55,571     55,458
Machinery and equipment.....................................    72,237     61,492
Furniture and fixtures......................................     4,623      4,657
Information systems.........................................     9,926      8,740
Capital leases..............................................    11,884     11,770
Construction in progress....................................     8,622      3,758
                                                              --------   --------
Total property, plant and equipment.........................   176,374    159,580
Less: accumulated depreciation and amortization of assets
  under capital leases......................................   (42,679)   (27,316)
                                                              --------   --------
Net property, plant and equipment...........................  $133,695   $132,264
                                                              ========   ========

     Depreciation expense, including amortization of assets recorded under capital leases, was $15,392, $11,667 and $7,069 for the years ended September 30, 2003, 2002 and 2001, respectively.

6.  ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

     Accrued expenses, income taxes and other current liabilities consisted of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Raw material accruals.......................................  $ 2,305   $   851
Accrued compensation........................................    7,743     8,302
Warranty accrual............................................      836       858
Fixed asset accrual.........................................      579     1,375
Income taxes payable........................................       --     2,662
Other.......................................................    3,216     3,190
                                                              -------   -------
Total.......................................................  $14,679   $17,238
                                                              =======   =======

     We record actual warranty expense in cost of goods sold in the period in which warranty claims occur. We calculate our warranty reserve shown above using historical experience and any known conditions or circumstances, and we perform periodic reviews of our warranty reserve requirements and make appropriate adjustments to the reserve as necessary. Adjustments to the warranty reserve affect cost of goods sold. Our warranty obligation is affected primarily by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Our warranty reserve requirements decreased during the fiscal 2003 as follows:

Balance as of September 30, 2002............................   $858
Net change..................................................    (22)
                                                               ----
Balance as of September 30, 2003............................   $836
                                                               ====

7.  LONG-TERM DEBT

     In February 2003, we prepaid the entire $3,500 unsecured term loan that had been funded on the basis of the Illinois State Treasurer's Economic Program which had been due in April 2005 and had incurred interest at an annual rate of 4.68%. No gain or loss was recognized with respect to the prepayment. As a result of this prepayment, we have no outstanding long term debt.

     In July 2001 we entered into a $75,000 unsecured revolving credit and term loan facility with a group of commercial banks and in February 2002 and August 2003, this agreement was amended with no material changes in terms. On November 24, 2003, the existing agreement was terminated and replaced with an amended and restated unsecured revolving credit facility of $50,000 with an option to increase the facility by up to $30,000. Under this agreement, which terminates in November 2006, but can be renewed for two one year terms, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

8.  CAPITAL LEASE OBLIGATIONS

     In December 2001 we entered into a fumed alumina supply agreement with Cabot Corporation under which we agreed to pay Cabot Corporation for the expansion of a fumed alumina manufacturing facility in Tuscola, Illinois. The payments for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments resulted in a $9,776 lease obligation and related leased asset. The agreement has an initial five year term, which expires in 2006, but we can choose to renew the agreement for another five year term, which expires in 2011. We also can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five year term.

     In January 2002 we entered into a CMP tool and polishing consumables transfer agreement with a third party under which we agreed to transfer polishing consumables to them in return for a CMP polishing tool. The polishing tool has been treated as a capital lease for accounting purposes and is valued based on the aggregate fair market value of the polishing consumables, which resulted in a $1,994 lease obligation. The agreement has approximately a three-year term, which expires in November 2004.

     In July 2003 we entered into a leasing arrangement for forklift trucks. The lease has a five year term with a bargain purchase option at the end of the term. The forklift trucks have been treated as a capital lease for accounting purposes, resulting in a $114 lease obligation and related leased asset.

9.  DERIVATIVES

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

     During fiscal 2001 we entered into two cash flow hedges to cover commitments involving construction contracts associated with our Geino, Japan expansion. The adoption of SFAS 133 resulted in a reduction to comprehensive income for the twelve months ended September 30, 2001 of $632. We reclassify losses currently in other comprehensive income associated with the cash flow hedges into earnings in the same period or periods in which the related assets affect earnings, which resulted in a gain in other comprehensive income of $34 and $32 in fiscal 2003 and fiscal 2002, respectively. There were no other significant derivatives as of September 30, 2003.

     At September 30, 2003 we had one forward contract selling Japanese Yen related to an intercompany note with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

10.  DEFERRED COMPENSATION

     Under the Directors' Deferred Compensation Plan, which became effective in March 2001, all of our non-employee directors have elected to defer their compensation to future periods. In June 2003, this plan was amended to require that payment of deferred amounts be made only in the form of Cabot Microelectronics common shares. Amounts deferred under the plan were $481 and $136 as of September 30, 2003 and 2002, respectively. We do not currently maintain a deferred compensation plan for employees.

11.  SAVINGS PLAN AND OTHER INCENTIVE COMPENSATION PLANS

     Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the "401k Plan") covering substantially all eligible employees meeting certain minimum age and eligibility requirements, as defined by the 401k Plan. Participants may make elective contributions up to 15% of their eligible salary. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The 401(k) Plan provides for matching and fixed nonelective contributions by the Company. Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant's eligible compensation and 50% of the next two percent of the participant's eligible compensation, subject to limitations required by government laws or regulations. Under the 401(k) Plan, all employees, even non-participants, will receive a contribution by the Company in an amount equal to 4% of eligible compensation. Participants and employees are 100% vested in all Company contributions. The Company's expense for the defined contribution plan totaled $2,924, $2,043 and $1,693 for the periods ending September 30, 2003, 2002 and 2001, respectively.

     Effective in May 2000, we adopted the Cabot Microelectronics Corporation Supplemental Employee Retirement Plan ("SERP") covering all eligible employees as defined by the SERP. Under the SERP, the Company contributes up to 4% of these individual's eligible compensation. The purpose of the SERP is to provide for the deferral of the Company contribution to certain highly compensated employees as defined under the provision of the Employee Retirement Income Security Act ("ERISA") of 1974. All amounts contributed by the Company and earnings on these contributions are fully vested at all times. The Company's expense for the SERP was de minimus for periods ending September 30, 2003, 2002 and 2001, respectively.

12.  EMPLOYEE STOCK PURCHASE PLAN

     In March 2000, Cabot Microelectronics adopted an Employee Stock Purchase Plan ("ESPP") and authorized up to 475,000 shares of common stock to be purchased under the plan. The ESPP allows all full and certain part-time employees of Cabot Microelectronics and its subsidiaries to purchase shares of our common stock through payroll deductions. Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to certain other criteria. The shares are purchased at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. A total of 32,132, 30,248 and 75,790 shares were issued under the ESPP during fiscal 2003, 2002 and 2001, respectively.

13.  EQUITY INCENTIVE PLANS

     In March 2000, our Board of Directors and Cabot Corporation's Board of Directors adopted the Company's 2000 Equity Incentive Plan (the "Plan"), which was approved by Cabot Corporation as the sole stockholder of Cabot Microelectronics. Our Board of Directors amended the Plan in September 2000 and in December 2000, amended and restated the Plan, which was then approved by our stockholders in March 2001. The Board and stockholders approved 6,500,000 shares of common stock to be granted under the Plan, subject to adjustment for stock splits and similar events. The Board made an additional non-material amendment to the Plan in June 2003. The Plan allows for the granting of three types of equity incentive awards: Restricted Stock, Stock Options, and Substitute Awards. According to the Plan, all employees, directors, consultants and advisors of the Company and its subsidiaries are eligible for awards under the Plan, which awards will be awarded subject to applicable Award Agreements. The Plan is administered by the Compensation Committee of the Cabot Microelectronics Board of Directors.

  RESTRICTED STOCK

     Under the Plan, employees and non-employees are granted shares of restricted stock at the discretion of the Compensation Committee. In general, shares of restricted stock may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered. Generally, under our Award Agreements to date for restricted stock, restrictions have lapsed over a two-year period with one-third becoming unrestricted immediately at the date of grant and the remaining restrictions lapsing over a two-year period. Holders of restricted stock have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions. In no event shall the Company issue more than 875,000 shares of restricted stock under the Plan. Restricted shares may also be purchased and placed "on deposit" by executive level employees under the 2001 Deposit Share Plan. Shares purchased under this Deposit Share Plan receive a 50% match in restricted shares, which vest over a three year period, and are subject to forfeiture upon early withdrawal of deposit shares.

     In fiscal 2003, we issued 636 restricted shares at $47.04 under the Deposit Share Plan and 4,400 restricted shares to an employee at $60.24. In fiscal 2002, we issued 369 restricted shares at $81.16 under the Deposit Share Plan and no other restricted shares were granted during the fiscal year. In fiscal 2001, we granted 10,000 shares of restricted stock to an employee at $39.19 per share and 4,000 shares of restricted stock to an employee at $67.07 per share, of which the 1,334 shares that were still restricted were forfeited upon the employee's resignation in October 2002. This forfeiture resulted in a reversal of previously recognized compensation expense of $37, which was recorded in fiscal 2003 and offset compensation expense in that year of $18. Compensation expense associated with restricted stock awards was $260 and $421 for fiscal 2002 and 2001, respectively. In fiscal 2003, unearned compensation of $209 was partially offset by the reversal of $89 due to the previously mentioned forfeiture. In fiscal 2002, $10 was recorded as unearned compensation. The number of shares subject to restrictions were 5,405, 5,037 and 10,168 at September 30, 2003, 2002 and 2001, respectively.

  STOCK OPTIONS

     Under the Plan, employees and non-employees may be granted incentive stock options ("ISO") to purchase common stock at not less than the fair value on the date of grant, and non-qualified stock options ("NQSO"), as determined by the Compensation Committee and set forth in an applicable Award Agreement. The Plan provides that the term of the option may be as long as ten years. Options granted during fiscal 2003 and 2002 generally provided for a ten year term, with options vesting equally over a four year period, with first vesting on the anniversary date of the grant. Options granted in 2001 generally provided for a seven year term and also vested over a four year period. No more than 1,750,000 ISO shares may be issued under the Plan, and none have been granted to date.

     In fiscal 2003, no compensation expense was recorded with respect to stock options. In fiscal 2002 we recorded compensation expense of $178 associated with revised stock option agreements involving a former director. In fiscal 2001, we recorded compensation expense of $1,295 associated with revised stock option agreements involving a former director and a former employee.

     The following tables relate to stock options outstanding as of September 30, 2003:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                STOCK     EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Outstanding at September 30, 2000...........................  1,256,430    $20.44
  Granted...................................................  1,218,176     64.29
  Exercised.................................................   (397,963)    21.98
  Canceled..................................................    (49,655)    41.76
                                                              ---------    ------
Outstanding at September 30, 2001...........................  2,026,988    $45.97
  Granted...................................................  1,018,425     50.33
  Exercised.................................................   (144,203)    21.98
  Canceled..................................................    (82,446)    50.40
                                                              ---------    ------
Outstanding at September 30, 2002...........................  2,818,764     48.64
  Granted...................................................    918,500     50.38
  Exercised.................................................   (426,488)    27.09
  Canceled..................................................   (168,570)    59.28
                                                              ---------    ------
Outstanding at September 30, 2003...........................  3,142,206    $51.50
                                                              =========    ======

                                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                --------------------------------------   --------------------
                                               WEIGHTED       WEIGHTED               WEIGHTED
                                                AVERAGE       AVERAGE                AVERAGE
RANGE OF                        NUMBER OF     CONTRACTUAL     EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICE                   SHARES     LIFE (IN YEARS)    PRICE      SHARES      PRICE
--------------                  ---------   ---------------   --------   ---------   --------
$20.00........................    387,344         1.5          $20.00      382,344    $20.00
$37.42-$58.94.................  1,774,887         8.7           49.81      211,813     48.19
$62.00-$69.69.................    979,975         4.7           67.03      493,550     67.08
                                ---------                      ------    ---------    ------
                                3,142,206                      $51.50    1,087,707    $46.85
                                =========                      ======    =========    ======

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

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Pro forma net income....................................  $21,202   $28,191   $32,580
Pro forma basic net income per share....................  $  0.87   $  1.17   $  1.37
Pro forma diluted net income per share..................  $  0.86   $  1.15   $  1.34

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

                                                      OPTIONS                ESPP
                                                 ------------------   ------------------
                                                 2003   2002   2001   2003   2002   2001
                                                 ----   ----   ----   ----   ----   ----
Expected term (in years).......................    5      5      5     .5     .5     .5
Expected volatility............................   76%    85%    97%    45%    57%    94%
Risk-free rate of return.......................  3.0%   2.8%   4.0%   1.0%   1.6%   2.4%

14.  STOCKHOLDERS' EQUITY

  COMMON STOCK

     Each share of common stock entitles the holder to one vote on all matters submitted to a vote of Cabot Microelectronics' stockholders. Common stockholders are entitled to receive ratably the dividends, if any, as may be declared by the Board of Directors. Upon liquidation, dissolution or winding up of Cabot Microelectronics, the common stockholders will be entitled to share, pro ratably, in the distribution of assets available after satisfaction of all liabilities and liquidation preferences of preferred stockholders, if any. The number of authorized shares of common stock is 200,000,000 shares.

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

15.  INCOME TAXES

     Income before income taxes was as follows:

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Domestic................................................  $50,969   $51,772   $53,606
Foreign.................................................    5,098     8,951     9,882
                                                          -------   -------   -------
  Total.................................................  $56,067   $60,723   $63,488
                                                          =======   =======   =======

     Taxes on income consisted of the following:

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
U.S. federal and state:
  Current...............................................  $12,106   $13,946   $17,579
  Deferred..............................................    3,810     2,460       410
                                                          -------   -------   -------
     Total..............................................  $15,916   $16,406   $17,989
                                                          =======   =======   =======
Foreign:
  Current...............................................  $ 2,821   $ 4,198   $ 3,817
  Deferred..............................................     (403)     (566)     (220)
                                                          -------   -------   -------
     Total..............................................    2,418     3,632     3,597
                                                          -------   -------   -------
       Total U.S. and foreign...........................  $18,334   $20,038   $21,586
                                                          =======   =======   =======

     The provision for income taxes at our effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Computed tax expense at the federal statutory rate..........  35.0%  35.0%  35.0%
U.S. benefits from research and development activities......  (2.9)  (2.0)  (1.5)
State taxes, net of federal effect..........................   1.1    1.2    1.5
U.S. benefits from foreign sales............................  (0.7)  (0.7)  (1.3)
Other, net..................................................   0.2   (0.5)   0.3
                                                              ----   ----   ----
  Provision for income taxes................................  32.7%  33.0%  34.0%
                                                              ====   ====   ====

     Significant components of deferred income taxes were as follows:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Deferred tax assets:
  Employee benefits.........................................  $1,565   $2,316
  Inventory.................................................   1,026      588
  Depreciation and amortization.............................     374      718
  Product warranty..........................................     337      381
  Bad debt reserve..........................................     205      233
  State and local taxes.....................................     112      180
  Translation adjustment....................................      --      901
  Other, net................................................     128      204
                                                              ------   ------
     Total deferred tax assets..............................  $3,747   $5,521
                                                              ======   ======
Deferred tax liabilities:
  Depreciation and amortization.............................  $6,001   $3,804
  Translation adjustment....................................     323       --
  State and local taxes.....................................     199      132
  Other, net................................................     201      116
                                                              ------   ------
     Total deferred tax liabilities.........................  $6,724   $4,052
                                                              ======   ======

16.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, most of which expire within ten years and may be renewed by us. Rent expense under such arrangements during fiscal 2003, 2002 and 2001 totaled $579, $482 and $1,400, respectively.

     Future minimum rental commitments under noncancelable leases as of September 30, 2003 are as follows:

FISCAL YEAR                                                   OPERATING   CAPITAL
-----------                                                   ---------   -------
2004........................................................    $442      $ 2,439
2005........................................................     147        1,552
2006........................................................      97        1,369
2007........................................................      79        1,369
2008........................................................      63        1,365
Thereafter..................................................     115        3,696
                                                                ----      -------
                                                                $943       11,790
                                                                ====
  Amount related to interest................................               (2,622)
                                                                          -------
  Capital lease obligation..................................              $ 9,168
                                                                          =======

  PURCHASE OBLIGATIONS

     We have entered into take-or-pay arrangements with suppliers, and purchase orders and other obligations in the normal course of business regarding the purchase of goods and services and other. In the fourth quarter of fiscal 2003, we recorded a $1,959 liability for a raw material supply agreement for a polishing pad technology that was previously under development, but is no longer being pursued. Our total obligation with respect to this agreement is $2,234, of which $1,100 has been recorded in current liabilities and $1,134 in other long-term liabilities.

     We operate under an amended fumed metal oxide agreement with Cabot Corporation for the purchase of two key raw materials, fumed silica and fumed alumina. We are obligated to purchase at least 90% of our six-month volume forecast of fumed silica from Cabot Corporation and must pay for the shortfall if we purchase less than that amount. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December of 2006. This agreement has an initial five year term, but we can choose to renew the agreement for another five year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. We are obligated to pay $23,504 of contractual commitments based upon our anticipated renewal of the agreement through December 2011.

     We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $150 per year in capital improvements or other expenditures to maintain capacity at the manufacturer's dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party. We are obligated to pay $14,340 of contractual commitments related to this agreement and we would be obligated to make a termination payment if the agreement is not renewed.

     We have a distribution agreement with an existing supplier of polishing pads to the semiconductor industry pursuant to which the supplier sells product to us for our resale to end users. The initial term of the contract runs through September 2007 and we are required to make certain agreed-upon purchases in order to maintain the agreement. We are obligated to pay $5,877 for product which we are required and intend to purchase by September 2004. We currently anticipate meeting minimum forecasted purchase requirements for periods subsequent to September 2004. We have the ability to cancel the agreement at any time with no cancellation fee.

     In June 2003 we entered into a technology licensing and co-marketing agreement with a semiconductor equipment manufacturer under which we plan to develop, manufacture and sell polishing pads utilizing endpoint detection window technology licensed from the manufacturer for use on the manufacturer's equipment. Under this agreement, we are obligated to pay $6,587 for the purchase of capital equipment, approximately one year of certain marketing and technical support services, and equipment services. As of September 30, 2003, we have paid $4,628 of this balance. In addition, we are obligated to supply this manufacturer with free polishing pads, up to an agreed upon dollar amount, for particular uses over a seven year period. We currently estimate our total cost associated with these products will be $2,213 over the remaining period. We are also obligated to supply the equipment manufacturer with polishing pads, up to an agreed upon dollar amount over the seven year period, which the manufacturer will purchase from us at our cost. We will also pay a royalty to the equipment manufacturer and, in certain circumstances, to another party to whom we are a sub-licensee under our agreement, based upon net revenue earned with respect to commercial sales of polishing pads covered under the agreement. The agreement's term lasts as long as the patents on the technology subject to the license agreement remain valid and enforceable.

  INDEMNIFICATION DISCLOSURE

     In the normal course of business, we are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Generally, these obligations arise in the context of agreements entered into by us, under which we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights and, in certain circumstances, specified environmental matters. These terms are common in the industry in which we conduct business. In each of these circumstances, payment by us is subject to certain monetary and other limitations and is conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular agreement, which typically allow us to challenge the other party's claims.

     We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies" as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of September 30, 2003, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

17.  LITIGATION SETTLEMENT

     We periodically become subject to legal proceedings in the ordinary course of business. We are not currently involved in any legal proceedings which we believe will have a material impact on our consolidated financial position, results of operations, or cash flows.

     In February 2002, we settled all pending patent infringement litigation involving us and one of our major competitors, Rodel Inc., for a one-time payment to Rodel of $1,000, which we recorded as expense in the second fiscal quarter, and we have no further financial obligation with respect to this matter. The litigation, entitled Rodel, Inc. v. Cabot Corporation (Civil Action No. 98-352) and Rodel, Inc. and Rodel Holdings, Inc. v. Cabot Corporation (Civil Action No. 99-256), had related to certain aspects of our slurry business and had been controlled by us, but had been between Rodel and our former parent, Cabot Corporation. Under the settlement, the suits were fully and permanently dismissed, and neither party admits liability. In addition, Cabot Microelectronics received from Rodel a fully paid-up, royalty free, worldwide license in all patents that were the subject of the two suits and their foreign equivalents.

18.  EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Shares", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                       YEAR ENDED SEPTEMBER 30,
                                                ---------------------------------------
                                                   2003          2002          2001
                                                -----------   -----------   -----------
                                                  (IN THOUSANDS, EXCEPT FOR SHARE AND
                                                          PER SHARE AMOUNTS)
Numerator:
  Income available to common shares...........  $    37,733   $    40,685   $    41,902
                                                ===========   ===========   ===========
Denominator:
  Weighted average common shares
     (Denominator for basic calculation)......   24,400,533    24,160,361    23,823,790
  Weighted average effect of dilutive
     securities:
     Stock based compensation.................      264,071       404,713       502,812
                                                -----------   -----------   -----------
  Diluted weighted average common shares
     (Denominator for diluted calculation)....   24,664,604    24,565,074    24,326,602
                                                ===========   ===========   ===========
Earnings per share:
  Basic.......................................  $      1.55   $      1.68   $      1.76
                                                ===========   ===========   ===========
  Diluted.....................................  $      1.53   $      1.66   $      1.72
                                                ===========   ===========   ===========

19.  FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     We operate predominantly in one industry segment -- the development, manufacture, and sale of CMP slurries.

     Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped. Financial information by geographic area was as follows:

                                                               SEPTEMBER 30,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Revenue:
  United States......................................  $ 79,845   $ 81,015   $ 87,049
  Europe.............................................    24,592     29,734     30,583
  Asia...............................................   147,228    124,416    109,560
                                                       --------   --------   --------
     Total...........................................  $251,665   $235,165   $227,192
                                                       ========   ========   ========
Property, plant and equipment, net:
  United States......................................  $102,771   $100,900   $ 64,171
  Europe.............................................     2,248      2,032      1,943
  Asia...............................................    28,676     29,332     31,312
                                                       --------   --------   --------
     Total...........................................  $133,695   $132,264   $ 97,426
                                                       ========   ========   ========

SELECTED QUARTERLY OPERATING RESULTS

     The following table presents our unaudited financial information for the eight quarters ended September 30, 2003. This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. The results for any quarter are not necessarily indicative of results for any future period.

                       CABOT MICROELECTRONICS CORPORATION
                      SELECTED QUARTERLY OPERATING RESULTS

                            SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,
                              2003        2003       2003        2002       2002        2002       2002        2001
                            ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue...................   $67,903    $64,288     $62,201    $57,273     $65,264    $68,377     $50,520    $51,004
Cost of goods sold........    33,458     31,360      31,786     27,665      31,946     32,113      25,262     23,746
                             -------    -------     -------    -------     -------    -------     -------    -------
Gross profit..............    34,445     32,928      30,415     29,608      33,318     36,264      25,258     27,258
Operating expenses:
  Research and
    development...........    12,469     10,803       9,609      8,635      10,102     10,190       6,429      6,947
  Selling and marketing...     3,338      2,751       2,554      2,578       2,469      2,470       2,370      2,358
  General and
    administrative........     4,607      4,655       4,595      4,368       3,917      4,260       5,397      3,884
  Litigation settlement...        --         --          --         --          --         --       1,000         --
  Amortization of
    intangibles...........        85         85          85         85          74         90          91         90
                             -------    -------     -------    -------     -------    -------     -------    -------
Total operating
  expenses................    20,499     18,294      16,843     15,666      16,562     17,010      15,287     13,279
Operating income..........    13,946     14,634      13,572     13,942      16,756     19,254       9,971     13,979
Other income (expense),
  net.....................      (111)        46          43         (5)         71      1,160        (151)      (317)
                             -------    -------     -------    -------     -------    -------     -------    -------
Income before income
  taxes...................    13,835     14,680      13,615     13,937      16,827     20,414       9,820     13,662
Provision for income
  taxes...................     4,186      4,918       4,561      4,669       5,377      7,147       2,869      4,645
                             -------    -------     -------    -------     -------    -------     -------    -------
Net income................   $ 9,649    $ 9,762     $ 9,054    $ 9,268     $11,450    $13,267     $ 6,951    $ 9,017
                             =======    =======     =======    =======     =======    =======     =======    =======
Basic earnings per
  share...................   $  0.39    $  0.40     $  0.37    $  0.38     $  0.47    $  0.55     $  0.29    $  0.37
                             =======    =======     =======    =======     =======    =======     =======    =======
Weighted average basic
  shares outstanding......    24,591     24,389      24,346     24,300      24,231     24,193      24,140     24,096
                             =======    =======     =======    =======     =======    =======     =======    =======
Diluted earnings per
  share...................   $  0.39    $  0.40     $  0.37    $  0.38     $  0.47    $  0.54     $  0.28    $  0.37
                             =======    =======     =======    =======     =======    =======     =======    =======
Weighted average diluted
  shares outstanding......    25,049     24,639      24,593     24,579      24,501     24,521      24,583     24,532
                             =======    =======     =======    =======     =======    =======     =======    =======

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activities in our allowance for doubtful accounts:

                                                         ADDITIONS
                                           BALANCE AT   (DEDUCTIONS)                BALANCE AT
ALLOWANCE FOR                              BEGINNING     CHARGED TO                   END OF
DOUBTFUL ACCOUNTS                           OF YEAR       EXPENSES     DEDUCTIONS      YEAR
-----------------                          ----------   ------------   ----------   ----------
Year ended:
  September 30, 2003.....................    $  667        $   50        $ (132)      $  585
  September 30, 2002.....................     1,014          (154)         (193)         667
  September 30, 2001.....................       233           812           (31)       1,014

     We record actual warranty expense in cost of goods sold in the period in which warranty claims occur. We calculate our warranty reserve using historical experience and any known conditions or circumstances, and perform periodic reviews of our warranty reserve requirements and make appropriate adjustments to the reserve as necessary. Adjustments to the warranty reserve affect cost of goods sold. Charges to expenses and deductions, shown below, represent the net change required to maintain an appropriate reserve.

                                            BALANCE AT                             BALANCE AT
                                            BEGINNING    CHARGES TO                  END OF
WARRANTY RESERVES                            OF YEAR      EXPENSES    DEDUCTIONS      YEAR
-----------------                           ----------   ----------   ----------   ----------
Year ended:
  September 30, 2003......................    $  858        $ --        $ (22)       $  836
  September 30, 2002......................     1,255          --         (397)          858
  September 30, 2001......................       773         482           --         1,255

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

     The Audit Committee of the Board of Directors provides general oversight responsibility for the financial statements. Composed entirely of Directors who are independent and not employees of Cabot Microelectronics, the Committee meets periodically with Cabot Microelectronics' management, internal auditors and the independent auditors to review the quality of the financial reporting and internal controls, as well as the results of the auditing efforts. The internal auditors and independent auditors have full and direct access to the Audit Committee, with and without management present.

                                                /s/ WILLIAM P. NOGLOWS
                                          --------------------------------------
                                                    William P. Noglows
                                                 Chief Executive Officer

                                                /s/ WILLIAM S. JOHNSON
                                          --------------------------------------
                                                    William S. Johnson
                                                 Chief Financial Officer

                                                  /s/ DANIEL S. WOBBY
                                          --------------------------------------
                                                     Daniel S. Wobby
                                               Principal Accounting Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to identification of directors and identification of an audit committee financial expert is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Board Structure and Compensation" in Cabot Microelectronics' definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 9, 2004 (the "Proxy Statement"). In addition, for information with respect to the executive officers of Cabot Microelectronics, see "Executive Officers" at the end of Part I of this Form 10-K and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

     We have adopted a code of business conduct for all of our employees and directors, including our principal executive officer, other executive officers, principal financial officer and senior financial personnel. A copy of our code of business conduct is available free of charge on our company web site at www.cabotcmp.com. We intend to post on our web site any material changes to, or waiver from our code of business conduct, if any, within two days of any such event.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

     Shown below is information as of September 30, 2003 with respect to the shares of common stock that may be issued under Cabot Microelectronics' existing equity compensation plans.

                                       (A)                     (B)                            (C)
                             NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE        NUMBER OF SECURITIES REMAINING
                             BE ISSUED UPON EXERCISE    EXERCISE PRICE OF     AVAILABLE FOR FUTURE ISSUANCE UNDER
                             OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   EQUITY COMPENSATION PLANS (EXCLUDING
PLAN CATEGORY                  WARRANTS AND RIGHTS     WARRANTS AND RIGHTS    SECURITIES REFLECTED IN COLUMN (A))
-------------                -----------------------   --------------------   ------------------------------------
  Equity compensation
     plans approved by
     security holders......        $3,145,841                 $51.50                      $  2,705,399(1)
  Equity compensation
     plans not approved
     by security holders...                --                     --                                --
                                   ----------                 ------                      ------------
  Total....................        $3,145,841                 $51.50                      $  2,705,399
                                   ==========                 ======                      ============

---------------

(1) Includes 336,830 shares available for future issuance under our Employee Stock Purchase Plan.

     On November 3, 2003, William P. Noglows was elected Chairman, President and Chief Executive Officer of our Company. On that date our Compensation Committee of the Board of Directors approved Mr. Noglows' participation in the Cabot Microelectronics Corporation Amended and Restated 2000 Equity Incentive Plan. The Board further approved the grant of 250,000 non-qualified stock options at an exercise price of $55.37 per share. The options carry a ten year term and vest equally over a four year period, with the first vesting on the one year anniversary of the date of the grant.

     On December 1, 2003, Clifford L. Spiro was appointed Vice President, Research and Development of our Company. On that date our Compensation Committee of the Board of Directors approved Dr. Spiro's participation in the Cabot Microelectronics Corporation Amended and Restated 2000 Equity Incentive Plan. The Board further approved the grant of 50,000 non-qualified stock options at an exercise price of $54.28 per share. The options carry a ten year term and vest equally over a four year period, with the first vesting on the one year anniversary of the date of the grant.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "Fees of Independent Auditors and Audit Committee Report" in the Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following Financial Statements and Financial Statement Schedule are included in Item 8 herein:

        1. Financial Statements:

          Report of Independent Auditors
           Consolidated Statements of Income for the years ended September 30, 2003, 2002 and 2001
           Consolidated Balance Sheets at September 30, 2003 and 2002 Consolidated Statements of Cash Flows for the years ended September
          30, 2003, 2002 and 2001
           Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2003, 2002 and 2001
          Notes to the Consolidated Financial Statements

       2. Financial Statement Schedule: Schedule II -- Valuation and Qualifying Accounts

       3. Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 3.1(1)    Certificate of Incorporation of Cabot Microelectronics
           Corporation.
 3.2(1)    Amended and Restated By-Laws of Cabot Microelectronics
           Corporation.
 3.3(1)    Form of Amended and Restated Certificate of Incorporation of
           Cabot Microelectronics Corporation.
 3.4(1)    Form of Certificate of Designation, Preferences and Rights
           of Series A Junior Participating Preferred Stock.
 4.1(1)    Form of Cabot Microelectronics Corporation Common Stock
           Certificate.
 4.2(1)    Rights Agreement.
 4.3(2)    Amendment to Rights Agreement.
10.12(1)   Services Agreement by and among Davies -- Imperial Coatings,
           Inc., Cabot Corporation, Donn Davies and JoAnn Davies. +
10.14(9)   Amended and Restated Cabot Microelectronics Corporation 2000
           Equity Incentive Plan, as amended.*
10.15(6)   Cabot Microelectronics Corporation Employee Stock Purchase
           Plan, as amended.*
10.22(8)   Cabot Microelectronics Corporation 401(k) Plan, as amended.*
10.23(3)   Form of Change in Control Severance Protection Agreement.**
10.26(4)   Second Amended and Restated Credit Agreement, between Cabot
           Microelectronics Corporation and LaSalle Bank National
           Association, dated July 10, 2001.
10.28(9)   Directors' Deferred Compensation Plan, as amended.*
10.29(6)   First Amendment to Credit Agreement dated as of July 10,
           2001 among Cabot Microelectronics Corporation, Various
           Financial Institutions and LaSalle Bank National
           Association, as Administrative Agent, and National City Bank
           of Michigan/Illinois, as Syndication Agent.
10.30(5)   Deposit Share Agreement.***
10.31(5)   Amendment No. 1 to Fumed Metal Oxide Agreement, between
           Cabot Microelectronics Corporation and Cabot Corporation.+
10.32(5)   Fumed Alumina Supply Agreement +
10.33(6)   Adoption Agreement, as amended, of Cabot Microelectronics
           Corporation Supplemental Employee Retirement Plan.*
10.34(7)   Code of Business Conduct.
10.35      Second Amendment to Credit Agreement dated as of July 10,
           2001 among Cabot Microelectronics Corporation, Various
           Financial Institutions and LaSalle Bank National
           Association, as Administrative Agent, and National City Bank
           of Michigan/Illinois, as Syndication Agent.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.36      Directors' Cash Compensation Umbrella Program.*
21.1       Subsidiaries of Cabot Microelectronics Corporation.
23.1       Consent of Independent Accountants.
24.1       Power of Attorney.
31.1       Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2       Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as an exhibit to, and incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on December 10, 2002.

(8) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on February 12, 2003.

(9) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003.

  * Management contract, or compensatory plan or arrangement.

 ** Substantially similar change in control severance protection agreements have been entered into with William P. Noglows, Matthew Neville, H. Carol Bernstein, J. Michael Jenkins, William S. Johnson, Jeremy K. Jones, Hiroyuki Nishiya, Daniel J. Pike, Stephen R. Smith, Clifford L. Spiro and Daniel S. Wobby, with differences only in the amount of payments and benefits to be received by such persons.

*** Substantially similar deposit share agreements have been entered into with Matthew Neville and J. Michael Jenkins with differences only in the amount of initial deposit and deposit shares earned by such persons.

+ This Exhibit has been filed separately with the Commission pursuant to the grant of a confidential treatment request. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

     (b) Reports on Form 8-K

          In a report dated July 24, 2003, Cabot Microelectronics reported under
     Item 7. "Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure" (Item 12. "Results of Operations and Financial Condition") that on July 24, 2003 Cabot Microelectronics reported financial results for its third fiscal quarter ended June 30, 2003.

          In a report dated November 3, 2003, Cabot Microelectronics reported under Item 5. "Other Events" and Item 7. "Financial Statements and Exhibits" that on November 3, 2003 Cabot Microelectronics announced the election of William P. Noglows as Chairman, President and Chief Executive Officer.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                               CABOT MICROELECTRONICS CORPORATION

Date: December 10, 2003                        /s/ WILLIAM P. NOGLOWS
                                               --------------------------------------------------------
                                               William P. Noglows
                                               Chairman of the Board, President and Chief Executive
                                               Officer
                                               [Principal Executive Officer]

Date: December 10, 2003                        /s/ WILLIAM S. JOHNSON
                                               --------------------------------------------------------
                                               William S. Johnson
                                               Vice President, Chief Financial Officer and Treasurer
                                               [Principal Financial Officer]

Date: December 10, 2003                        /s/ DANIEL S. WOBBY
                                               --------------------------------------------------------
                                               Daniel S. Wobby
                                               Corporate Controller
                                               [Principal Accounting Officer]

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 10, 2003                        /s/ WILLIAM P. NOGLOWS
                                               --------------------------------------------------------
                                               William P. Noglows
                                               Chairman of the Board, President and Chief Executive
                                               Officer
                                               [Director]

Date: December 10, 2003                        /s/ JUAN ENRIQUEZ-CABOT*
                                               --------------------------------------------------------
                                               Juan Enriquez-Cabot
                                               [Director]

Date: December 10, 2003                        /s/ JOHN P. FRAZEE, JR.*
                                               --------------------------------------------------------
                                               John P. Frazee, Jr.
                                               [Director]

Date: December 10, 2003                        /s/ H. LAURANCE FULLER*
                                               --------------------------------------------------------
                                               H. Laurance Fuller
                                               [Director]


Date: December 10, 2003                        /s/ J. JOSEPH KING*
                                               --------------------------------------------------------
                                               J. Joseph King
                                               [Director]

Date: December 10, 2003                        /s/ RONALD L. SKATES*
                                               --------------------------------------------------------
                                               Ronald L. Skates
                                               [Director]

Date: December 10, 2003                        /s/ STEVEN V. WILKINSON*
                                               --------------------------------------------------------
                                               Steven V. Wilkinson
                                               [Director]

---------------

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934.