Form 10-Q
period 2003-12-31
CABOT MICROELECTRONICS CORP
filed 2004-02-12
CIK 1102934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                DECEMBER 31, 2003

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

                                 YES [X]  NO [ ]

As of January 30, 2004 the Company had 24,787,628 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

                                                                                                                   PAGE
                                                                                                                   -----
PART I. FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Consolidated Statements of Income
                              Three Months Ended December 31, 2003 and 2002........................................    3

                          Consolidated Balance Sheets
                              December 31, 2003 and September 30, 2003.............................................    4

                          Consolidated Statements of Cash Flows
                              Three Months Ended December 31, 2003 and 2002........................................    5

                          Notes to Consolidated Financial Statements...............................................    6

         Item 2.          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations..................................................   10

         Item 3.          Quantitative and Qualitative Disclosures About Market Risk...............................   19

         Item 4.          Controls and Procedures..................................................................   19

PART II. OTHER INFORMATION

         Item 1.          Legal Proceedings........................................................................   20

         Item 5.          Other Information........................................................................   20

         Item 6.          Exhibits and Reports on Form 8-K.........................................................   20

                          Signatures...............................................................................   22

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS
                                                                   ENDED DECEMBER 31,
                                                                  2003             2002
                                                                  ----             ----
Revenue  ...................................................  $      76,279    $     57,273

Cost of goods sold .........................................         39,026          27,665
                                                              -------------    ------------

         Gross profit.......................................         37,253          29,608

Operating expenses:
   Research and development.................................         10,723           8,635
   Selling and marketing....................................          3,783           2,578
   General and administrative...............................          5,124           4,368
   Amortization of intangibles..............................             85              85
                                                              -------------    ------------
      Total operating expenses..............................         19,715          15,666
                                                              -------------    ------------

Operating income............................................         17,538          13,942

Other income (expense), net.................................             36              (5)
                                                              -------------    ------------
Income before income taxes..................................         17,574          13,937
Provision for income taxes..................................          5,976           4,669
                                                              -------------    ------------
      Net income............................................  $      11,598    $      9,268
                                                              =============    ============
Basic earnings per share....................................  $        0.47    $       0.38
                                                              =============    ============
Weighted average basic shares outstanding...................         24,733          24,300
                                                              =============    ============
Diluted earnings per share..................................  $        0.46    $       0.38
                                                              =============    ============
Weighted average diluted shares outstanding.................         24,994          24,579
                                                              =============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       DECEMBER 31,       SEPTEMBER 30,
                                                                                           2003               2003
                                                                                           ----               ----
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................................   $        127,359    $      111,318
   Accounts receivable, less allowance for doubtful
      accounts of $599 at December 31, 2003
      and $585 at September 30, 2003..............................................             41,009            37,564
   Inventories....................................................................             22,682            23,814
   Prepaid expenses, income taxes refundable and other current assets.............              3,988             4,010
   Deferred income taxes..........................................................              3,051             2,406
                                                                                     ----------------    --------------
         Total current assets.....................................................            198,089           179,112

Property, plant and equipment, net................................................            132,117           133,695
Goodwill .........................................................................              1,373             1,373
Other intangible assets, net......................................................                510               595
Other long-term assets............................................................                845               842
                                                                                     ----------------    --------------
         Total assets.............................................................   $        332,934    $      315,617
                                                                                     ================    ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................................   $         12,819    $       12,521
   Capital lease obligations......................................................              1,746             1,716
   Accrued expenses, income taxes payable and other current liabilities...........             16,133            14,679
                                                                                     ----------------    --------------
         Total current liabilities................................................             30,698            28,916

Capital lease obligations.........................................................              7,054             7,452
Deferred income taxes.............................................................              5,851             5,384
Deferred compensation and other long-term liabilities.............................              2,257             2,092
                                                                                     ----------------    --------------
         Total liabilities........................................................             45,860            43,844

Commitments and contingencies (Note 8)

Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued and outstanding: 24,756,292 shares at December 31, 2003 and
      24,712,740 at September 30, 2003 ...........................................                 25                25
   Capital in excess of par value of common stock.................................            133,393           131,913
   Retained earnings..............................................................            150,456           138,858
   Accumulated other comprehensive gain...........................................              3,417             1,187
   Unearned compensation..........................................................               (217)             (210)
                                                                                     ----------------    --------------
         Total stockholders' equity...............................................            287,074           271,773
                                                                                     ----------------    --------------
         Total liabilities and stockholders' equity...............................   $        332,934    $      315,617
                                                                                     ================    ==============

   The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                           2003          2002
                                                                                           ----          ----
Cash flows from operating activities:
   Net Income .......................................................................    $   11,598   $    9,268
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization .................................................         4,165        3,745
      Noncash compensation expense and non-employee stock options ...................            18          (19)
      Provision for inventory writedown .............................................           836          547
      Provision for doubtful accounts ...............................................            14           26
      Stock option income tax benefits ..............................................           505        1,115
      Deferred income taxes .........................................................          (177)         164
      Unrealized foreign exchange gain ..............................................          (695)        (439)
      Gain on disposal of property, plant and equipment .............................           (11)           -
      Other noncash expenses, net ...................................................           204          278
   Changes in operating assets and liabilities:
      Accounts receivable ...........................................................        (2,326)      (1,706)
      Inventories ...................................................................           774       (2,656)
      Prepaid expenses and other assets .............................................        (1,302)        (100)
      Accounts payable, accrued liabilities and other current liabilities ...........        (2,204)      (4,276)
      Income taxes payable, deferred compensation and other noncurrent liabilities...         5,079        1,801
                                                                                         ----------   ----------
Net cash provided by operating activities ...........................................        16,478        7,748

Cash flows from investing activities:
   Additions to property, plant and equipment .......................................        (1,301)      (2,286)
   Proceeds from the sale of property, plant and equipment ..........................            11            -
                                                                                         ----------   ----------
Net cash used in investing activities ...............................................        (1,290)      (2,286)
                                                                                         ----------   ----------
Cash flows from financing activities:
   Net proceeds from issuance of stock ..............................................           972        1,853
   Principal payments under capital lease obligations ...............................          (198)        (180)
                                                                                         ----------   ----------
Net cash provided by financing activities ...........................................           774        1,673
                                                                                         ----------   ----------
Effect of exchange rate changes on cash .............................................            79           56
                                                                                         ----------   ----------
Increase in cash ....................................................................        16,041        7,191
Cash and cash equivalents at beginning of period ....................................       111,318       69,605
                                                                                         ----------   ----------
Cash and cash equivalents at end of period ..........................................    $  127,359   $   76,796
                                                                                         ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BACKGROUND AND BASIS OF PRESENTATION

     We believe we are the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices within the semiconductor industry, in a process called chemical mechanical planarization ("CMP"). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers, and is a necessary step in the production of advanced ICs. Planarization is a polishing process that uses CMP slurries and pads to level, smooth and remove excess material from the surfaces of these layers. CMP slurries are liquid formulations that facilitate and enhance this polishing process and generally contain engineered abrasives and proprietary chemicals. CMP pads are typically flat engineered "disks" that help distribute and transport the slurry to the surface of the wafer and across the wafer.

     Cabot Microelectronics, which was incorporated in October 1999 and formed from the assets of Cabot Corporation's Microelectronics Materials Division, completed its initial public offering in April 2000. In September 2000 we became a wholly independent entity upon Cabot Corporation's spin-off of its remaining ownership ("spin-off") in our company by its distribution of 0.280473721 shares of Cabot Microelectronics common stock as a dividend on each share of Cabot Corporation common stock.

      The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of December 31, 2003, cash flows for the three months ended December 31, 2003 and December 31, 2002 and results of operations for the three months ended December 31, 2003 and December 31, 2002. The results of operations for the three months ended December 31, 2003 may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2003. We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries.

     The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.

2. STOCK-BASED COMPENSATION

     In December 2002 we adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under our Equity Incentive Plan and shares issued under our Employee Stock Purchase Plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                              THREE MONTHS ENDED
                                                 DECEMBER 31,
                                              2003         2002
                                              ----         ----
Net income, as reported.................    $ 11,598     $  9,268
Deduct: total stock-based compensation
     expense determined under the fair
     value method, net of tax...........      (4,529)      (3,670)
                                            --------     --------
Pro forma net income....................    $  7,069     $  5,598
                                            ========     ========

Earnings per share:
     Basic - as reported................    $   0.47     $   0.38
                                            ========     ========
     Basic - pro forma..................    $   0.29     $   0.23
                                            ========     ========

     Diluted - as reported..............    $   0.46     $   0.38
                                            ========     ========
     Diluted - pro forma................    $   0.28     $   0.23
                                            ========     ========

3. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Share", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                      THREE MONTHS
                                                                   ENDED DECEMBER 31,
                                                                 2003           2002
                                                                 ----           ----
Numerator:
         Earnings available to common shares..............    $    11,598    $     9,268
                                                              ===========    ===========
Denominator:
         Weighted average common shares...................     24,733,440     24,300,495
              (Denominator for basic calculation)

         Weighted average effect of dilutive securities:
              Stock based compensation ...................        260,400        278,559
                                                              -----------    -----------
         Diluted weighted average common shares...........     24,993,840     24,579,054
                                                              ===========    ===========
              (Denominator for diluted calculation)

Earnings per share:
         Basic............................................    $      0.47    $      0.38
                                                              ===========    ===========
         Diluted..........................................    $      0.46    $      0.38
                                                              ===========    ===========

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. COMPREHENSIVE INCOME

   The components of comprehensive income are as follows:

                                                            THREE MONTHS
                                                          ENDED DECEMBER 31,
                                                         2003            2002
                                                         ----            ----

Net income.......................................    $     11,598      $     9,268
Other comprehensive income:
     Net unrealized gain on derivative
           instruments ..........................               9                9
     Foreign currency translation adjustment.....           2,221            1,134
                                                     ------------      -----------
Total comprehensive income.......................    $     13,828      $    10,411
                                                     ============      ===========

5. INVENTORIES

   Inventories consisted of the following:

                                          DECEMBER 31,   SEPTEMBER 30,
                                             2003            2003
                                             ----            ----

Raw materials...........................  $    12,381    $    13,327
Work in process.........................        1,154          1,110
Finished goods..........................        9,147          9,377
                                          -----------    -----------
Total...................................  $    22,682    $    23,814
                                          ===========    ===========

6. GOODWILL AND OTHER INTANGIBLE ASSETS

   Goodwill of $1,373, as of December 31, 2003, was unchanged from our fiscal year ended September 30, 2003.

   The components of intangible assets are as follows:

                                                                       DECEMBER 31, 2003             SEPTEMBER 30, 2003
                                                               ------------------------------   -----------------------------
                                                               GROSS CARRYING     ACCUMULATED   GROSS CARRYING    ACCUMULATED
                                                                   AMOUNT        AMORTIZATION       AMOUNT       AMORTIZATION
                                                               --------------    ------------   --------------   ------------
Trade secrets and know-how...............................      $        2,550    $      2,168   $        2,550   $      2,105
Distribution rights, customer lists and other............               1,000             872            1,000            850
                                                               --------------    ------------   --------------   ------------
   Total intangible assets...............................               3,550           3,040            3,550          2,955
                                                               --------------    ------------   --------------   ------------

     Amortization expense of intangible assets was $85 for the three months ended December 31, 2003. Estimated future amortization expense for the remaining nine months of fiscal year 2004 and also for fiscal 2005 is $255.

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

   Accrued expenses, income taxes payable and other current liabilities consisted of the following:

                                            DECEMBER 31,    SEPTEMBER 30,
                                               2003             2003
                                               ----             ----
Raw material accruals...................    $      1,385    $       2,305
Accrued compensation....................           5,618            7,743
Warranty accrual........................           1,437              836
Fixed asset accrual.....................             576              579
Income taxes payable....................           3,607                -
Other...................................           3,510            3,216
                                            ------------    -------------
Total...................................    $     16,133    $      14,679
                                            ============    =============

8. CONTINGENCIES

LEGAL PROCEEDINGS

          We periodically become subject to legal proceedings in the ordinary course of business. We are not currently involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations, or cash flows.

PRODUCT WARRANTIES

         We record warranty expense in cost of goods sold in the period in which the warranty claims occur. We calculate our warranty reserve shown below using historical experience and any known conditions or circumstances, and we perform periodic reviews of our warranty reserve requirements and make appropriate adjustments to the reserve as necessary. Our warranty obligation is affected primarily by product that does not meet specifications or performance requirements and any related costs of addressing such matters. Our warranty reserve requirements increased during the first fiscal quarter of 2004 as follows:

Balance as of September 30, 2003........  $       836
Net change..............................          601
                                          -----------
Balance as of December 31, 2003.........  $     1,437
                                          ===========

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

         We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies" as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of December 31, 2003, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

9. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") which applies to contracts entered into or modified after June 30, 2003. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS 149 has not had a material impact on our consolidated financial position, results of operations or cash flows, and we do not expect it to have a material impact in the future.

     In December 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104") which supercedes Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issue Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 reflects the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not impact our consolidated financial position, results of operations or cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry or general economic prospects or trends, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could", or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations", should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

FIRST FISCAL QUARTER OVERVIEW

      We believe we are the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices within the semiconductor industry, in a process called chemical mechanical planarization ("CMP"). We develop, produce and sell CMP slurries for polishing copper, tungsten and oxide in IC devices, and also for polishing magnetic heads and the coating on disks in hard disk drives. We are currently operating as a value-added reseller of CMP polishing pads produced by a third party and are also developing our own pad technologies.

     Our first quarter revenue of $76.3 million grew from the previous fiscal quarter by 12.3%, and by 33.2% compared to the same quarter in the last fiscal year. We believe this revenue growth, along with other signs we see in the industry, is evidence of a recovery from the sustained semiconductor industry downturn. Net income grew by 20.2% from the previous fiscal quarter and by 25.1% from the same quarter last fiscal year. Our gross margin percentage of 48.8% of revenue was lower than in the previous quarter and the first quarter of fiscal 2003, due to higher costs related to lower yields in our manufacturing process, increased product warranty costs and higher freight costs. These higher costs were required to meet our customers' increased demands for higher product quality and consistency. We expect gross profit as a percentage of revenue to be in the range of 50%, plus or minus 2%, in fiscal 2004. We anticipate that from time to time we may experience periods of higher manufacturing costs, as we did this quarter, and as we previously experienced in other periods, such as the second quarter of fiscal 2003, due to more strenuous product requirements from our customers. During the quarter, we entered into an amended and restated unsecured revolving credit facility of $50.0 million with an option to increase the facility by up to $30.0 million. This agreement replaces our $75.0 million unsecured revolving credit and term loan facility that we entered into in July 2001.

     We anticipate the worldwide market for CMP consumables used by IC device manufacturers will grow in the future as a result of expected increases in the number of IC devices produced, the percentage of IC devices produced that require CMP and the number of CMP polishing steps used to produce these devices. In addition, we believe that technology advances will require the use of new materials in IC device manufacture that will require new CMP solutions. We expect this anticipated growth will be mitigated somewhat by efficiencies in CMP slurry and pad usage such as IC device manufacturers moving from 200 mm to 300 mm wafers. We are aware of several other manufacturers of CMP consumables with sales of CMP slurries for IC devices and, due to the attractive growth outlook for CMP, we expect competition will continue to increase as other companies attempt to enter this market.

     In November 2003 we announced the election of William P. Noglows as Chairman, President and Chief Executive Officer, following the resignation of Matthew Neville from these positions and from the board of directors. Mr. Noglows previously served as an outside director of our company from 2000 until 2002 and is a 23-year veteran executive of the specialty chemical industry, with an emphasis on highly engineered performance materials for the semiconductor and electronics industries. In December 2003, we announced that Clifford L. Spiro had joined us as our Vice President, Research and Development. We also made certain other changes within our management team to strengthen our focus on the Asia Pacific region, and on corporate strategy and development. We continue to focus on three key strategies; remaining the technology leader in CMP slurries, achieving operations excellence through improved product quality and consistency, and building and maintaining close customer relationships.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 VERSUS THREE MONTHS ENDED DECEMBER 31, 2002

REVENUE

     Total revenue was $76.3 million for the three months ended December 31, 2003, which represented a 33.2%, or $19.0 million, increase from the three months ended December 31, 2002. Of this increase, $17.4 million was due to an increase in sales volume and $1.6 million from an increase in weighted average selling prices. Revenue in the year ago quarter was depressed as the semiconductor industry experienced a fall off in business as the perceived industry recovery was not sustained following stronger performance in the June and September quarters of 2002. Copper product revenue increased 29.0% over the prior year quarter and tungsten and dielectric product revenues combined increased by 37.5%. Revenue would have been $1.5 million lower had the Japanese Yen and Euro average exchange rate for the quarter held constant with the prior year's first fiscal quarter average.

COST OF GOODS SOLD

     Total cost of goods sold was $39.0 million for the three months ended December 31, 2003, which represented an increase of 41.1% or $11.4 million from the three months ended December 31, 2002. Of this increase, $8.4 million was due to an increase in volume and $3.0 million from higher costs. These higher costs were related primarily to lower yields in our manufacturing process, increased product warranty costs and higher freight costs required to meet our customers' increased demand for product quality and consistency. From time to time we may experience similar periods of higher manufacturing costs in the future as we continue to respond to our customers' more strenuous requirements.

     Fumed metal oxides, both fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. From the time of our initial public offering in April 2000 to January 2004, we purchased fumed silica and fumed alumina under a fumed metal oxide agreement with Cabot Corporation that was due to expire June 2005. In January 2004 we entered into a fumed silica supply agreement with Cabot Corporation, which replaces the original fumed metal oxide agreement with respect to fumed silica, and accordingly amended our fumed metal oxide agreement with respect to its fumed silica terms such that the agreement now only applies to fumed alumina and runs through June 2005. This fumed silica supply agreement provides for improved supply assurance, reduces our risk to rising raw material costs and implements improved quality performance measures and requirements that support our initiative to increase product quality and consistency. The contract provides for the cost of fumed silica to increase approximately 4% over the initial term of the fumed silica supply agreement, subject to inflation adjustments and shared cost savings adjustments resulting from our joint efforts. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal.

     In addition, since December 2001, we have operated under a fumed alumina supply agreement with Cabot Corporation under which Cabot Corporation expanded its capacity for the manufacture of fumed alumina and we have the first right to all this expanded capacity. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if they produce more than a certain amount per year that meets our specifications.

     Our need for additional quantities or different kinds of key raw materials in the future has required and will continue to require that we enter into new supply arrangements with third parties. Future arrangements may result in costs which are higher than those in the existing agreements.

GROSS PROFIT

     Our gross profit as a percentage of total revenue was 48.8%, for the three months ended December 31, 2003 as compared to 51.7% for the three months ended December 31, 2002. The decrease in gross profit expressed as a percentage of total revenue resulted primarily from an increase in production and warranty costs associated with increased product performance requirements of our customers. We expect our gross profit as a percentage of total revenue in fiscal year 2004 to be in the range of 50%, plus or minus 2%.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $10.7 million in the three months ended December 31, 2003, which represented an increase of 24.2%, or $2.1 million, from the three months ended December 31, 2002. Research and development expense increased $1.1 million due to increased staffing, $0.4 due to higher technical service and consulting fees, $0.3 million due to higher supplies and $0.2 million due to higher depreciation related to the purchase of equipment for our CMP polishing and metrology clean room. R&D efforts were mainly related to new and enhanced CMP products including slurry products for copper applications, new CMP polishing pad technology and advanced chemistry and particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $3.8 million in the three months ended December 31, 2003, which represented an increase of 46.7%, or $1.2 million, from the three months ended December 31, 2002. The increase resulted primarily from higher staffing costs associated with our increased customer support initiatives including our transition to selling direct to customers in Europe, Singapore, Malaysia and Japan, rather than through a distributor.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $5.1 million in the three months ended December 31, 2003, which represented an increase of 17.3%, or $0.8 million, from the three months ended December 31, 2002. The increase resulted from a $0.2 million increase in staffing, $0.2 million of costs associated with the transition to our new chief executive officer, $0.2 million related to higher insurance premiums and increased professional fees of $0.1 million.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $0.1 million for both the three months ended December 31, 2003 and 2002.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net was negligible for both the three months ended December 31, 2003 and 2002.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 34.0% for the three months ended December 31, 2003 and 33.5% for the three months ended December 31, 2002. The increase in the effective tax rate was due to the anticipated June 2004 expiration of the current tax legislation related to research and experimentation credits and the decreased impact of these credits in relation to higher taxable income as compared to the prior year. We expect our income tax rate for full fiscal year 2004 to be 34.0%.

NET INCOME

     Net income was $11.6 million for the three months ended December 31, 2003, which represented an increase of 25.1%, or $2.3 million, from the three months ended December 31, 2002 as a result of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $16.5 million in the three months ended December 31, 2003 and $7.7 million in the three months ended December 31, 2002. Our cash provided by operating activities for the three months ended December 31, 2003 originated from net income from operations of $11.6 million and non-cash items of $4.9 million.

     In the three months ended December 31, 2003, capital spending was $1.3 million, primarily related to tools and equipment for our CMP polishing and metrology cleanroom. Full fiscal year 2004 capital spending and depreciation expense are anticipated to be approximately $22.0 million and $19.4 million, respectively. In the three months ended December 31, 2002, capital spending was $2.3 million, primarily for manufacturing equipment for the production of new products and additional research and development equipment.

     Cash flows from financing activities were $0.8 million in the three months ended December 31, 2003 and $1.7 million in the three months ended December 31, 2002. Cash provided from financing activities for both periods resulted from the issuance of common stock associated with the exercise of stock options, which was partially offset by principal payments made under capital lease obligations.

     In July 2001 we entered into a $75.0 million unsecured revolving credit and term loan facility with a group of commercial banks, and in February 2002 and August 2003 this agreement was amended with no material changes in terms. On November 24, 2003 the existing agreement was terminated and replaced with an amended and restated unsecured revolving credit facility of $50.0 million with an option to increase the facility by up to $30.0 million. Under this agreement, which terminates in November 2006, but can be renewed for two one year terms, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

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

OFF-BALANCE SHEET ARRANGEMENTS

     At December 31, 2003 and September 30, 2003, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS
(IN MILLIONS)

                                                                      LESS THAN       1-3         4-5         AFTER 5
                                                        TOTAL          1 YEAR        YEARS       YEARS         YEARS
                                                        -----         ---------      -----       -----         -----
Capital lease obligations..........................    $   8.8        $     1.7    $    2.9     $    2.3     $    1.9
Operating leases ..................................        0.8              0.4         0.3          0.1          0.0
Purchase obligations ..............................       69.7             44.0        16.7          6.0          3.0
Other long-term liabilities .......................        2.2              0.0         1.1          0.0          1.1
                                                       -------        ---------    --------     --------     --------
Total contractual obligations......................    $  81.5        $    46.1    $   21.0     $    8.4     $    6.0
                                                       =======        =========    ========     ========     ========

CAPITAL LEASE OBLIGATIONS

     Since December 2001 we have operated under a fumed alumina supply agreement with Cabot Corporation, under which Cabot Corporation expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina. Payments by us with respect to capital costs for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments of approximately $0.3 million resulted in a $9.8 million lease obligation and $9.8 million related leased asset. The agreement has an initial five-year term, which expires in 2006, but we can choose to renew the agreement for another five-year term, which would expire in 2011. We also can choose to not renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five-year term.

     In January 2002 we entered into a CMP tool and polishing consumables transfer agreement with a third party under which we agreed to transfer polishing consumables to this entity in return for a CMP polishing tool. The polishing tool has been treated as a capital lease and the aggregate fair market value of the polishing consumables resulted in a $2.0 million lease obligation. The term of the agreement is approximately three years, expiring in November 2004.

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

     From the time of our initial public offering in April 2000 to January 2004, we purchased fumed silica and fumed alumina under a fumed metal oxide agreement with Cabot Corporation that was due to expire June 2005. Under this agreement, we were obligated to purchase at least 90% of our six-month volume forecast of fumed silica from Cabot Corporation and were obligated to pay for the shortfall if we purchased less than that amount. In January 2004 we entered into a fumed silica supply agreement with Cabot Corporation, which replaces the original fumed metal oxide agreement with respect to fumed silica, and accordingly amended our fumed metal oxide agreement with respect to its fumed silica terms such that the agreement now only applies to fumed alumina through June 2005. Under the fumed silica supply agreement, we continue to be obligated to purchase at least 90% of our six-month volume forecast and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December 2006. This agreement has an initial five-year term, but we can choose to renew the agreement for another five-year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Purchase obligations include $33.1 million of contractual commitments based upon our anticipated renewal of the agreement through December 2011.

     We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the manufacturer's dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party. Purchase obligations related to this agreement are $13.6 million, which include a termination payment if the agreement is not renewed.

     We have a distribution agreement with an existing supplier of polishing pads to the semiconductor industry pursuant to which the supplier sells product to us for our resale to end users. The initial term of the contract runs through September 2007 and we are required to make certain agreed-upon payments in order to maintain the agreement. Included in purchase obligations is $5.0 million which we intend to pay by September 2004. We have the ability to cancel the agreement at any time with no cancellation fee.

     In June 2003 we entered into a technology licensing and co-marketing agreement with a semiconductor equipment manufacturer under which we plan to develop, manufacture and sell polishing pads utilizing endpoint detection window technology licensed from the manufacturer for use on the manufacturer's equipment. Under this agreement, we are obligated to pay $6.6 million, of which $5.1 million has been paid as of December 31, 2003, for the purchase of capital equipment, approximately one year of certain marketing and technical support services, and equipment services. In addition, we are obligated to supply this manufacturer with free polishing pads, up to an agreed upon dollar amount, for particular uses over a seven year period. We currently estimate our total cost associated with these products will be $2.1 million over the remaining period. We are also obligated to supply the equipment manufacturer with polishing pads, up to an agreed upon dollar amount over the seven year period, which the manufacturer will purchase from us at our cost. We will also pay a royalty to the equipment manufacturer and, in certain circumstances, to another party to whom we are a sub-licensee under our agreement, based upon net revenue earned with respect to commercial sales of polishing pads covered under the agreement. The agreement's term lasts as long as the patents on the technology subject to the license agreement remain valid and enforceable.

     OTHER LONG-TERM LIABILITIES

     Other long-term liabilities include the $1.1 million long-term portion of the purchase obligation discussed above, that we recorded for a raw material supply agreement for a polishing pad technology that was previously under development, but is no longer being pursued. Also included is $1.1 million for pension and deferred compensation obligations.

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

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. They also hold considerable purchasing power, which can impact the pricing, and terms of sale of our products. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. Our five largest customers, of which one is a distributor, accounted for approximately 54% of our revenue for the three months ended December 31, 2003. For the three months ended December 31, 2002 our five largest customers, of which two were distributors, accounted for approximately 59% of our revenue. In June 2003, we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through one of these distributors.

ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

     Fumed metal oxides, both fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides or other key raw materials. We operate under three raw material supply agreements with Cabot Corporation, one of which for the supply of fumed silica and two of which for the supply of fumed alumina. Under these agreements, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica. We believe it would be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation or another supplier were unable to supply us with sufficient quantities of fumed metal oxides which meet the quality and technical specifications required by our customers. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation or another supplier, could adversely affect us as well.

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

     Competition from current CMP slurry manufacturers, new entrants to the CMP slurry market or a decision by any of our major customers to produce, or increase the production of slurry products in-house could seriously harm our business and results of operations. Competition has increased from other existing providers of CMP slurries and opportunities exist for other companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. The existence or threat of increased competition and additional in-house production could impact the prices we are able to charge for our slurry products. We may also face competition arising from significant changes in technology, such as the development of polishing pads containing abrasives and emerging technologies such as electrochemical mechanical planarization ("ECMP"). In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

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

WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. Approximately 68% of our revenue was generated by sales to customers outside the United States for our fiscal year ended 2003. For the three months ended December 31, 2003, approximately 73% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in certain foreign countries, including but not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights. In June 2003 we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through a third party distributor. Selling directly may increase our risk of conducting business in foreign countries.

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

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

     Our business is affected by current economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. For example, our quarterly revenue trends in fiscal years 2001 through 2003 were affected by the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories. While there are currently encouraging indications that the semiconductor industry is recovering from this prolonged downturn, any further declines or lack of improvement in current economic and industry conditions could continue to adversely affect our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and, to a lesser extent, the British Pound and the Euro. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. However, we may be unable to hedge these exposures completely. Approximately 17% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS OF FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of December 31, 2003, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 5. OTHER INFORMATION

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the quarter covered by this filing our Audit Committee approved the following non-audit services performed by PricewaterhouseCoopers LLP: (1) tax compliance and consultations related to research and experimentation tax credits; (2) tax compliance and consultations related to our foreign operations; and (3) tax consultations with respect to our Equity Incentive Plan and other compensation plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
10.29      Amended and Restated Credit Agreement dated November 24, 2003 among
           Cabot Microelectronics Corporation, Various Financial Institutions
           and LaSalle Bank National Association, as Administrative Agent, and
           National City Bank of Michigan/Illinois, as Syndication Agent.

10.37      Employment and Transition Agreement dated November 3, 2003.*

10.38      Employment Offer Letter dated November 2, 2003.*

10.39      Employment Offer Letter dated November 17, 2003.*

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          In a report dated October 23, 2003, Cabot Microelectronics reported under Item 7. "Financial Statements and Exhibits" and Item 12. "Results of Operations and Financial Condition" that on October 23, 2003 Cabot Microelectronics reported financial results for its fourth fiscal quarter and for the year ended September 30, 2003.

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

                                    CABOT MICROELECTRONICS CORPORATION

Date: February 12, 2004             /s/ WILLIAM S. JOHNSON
                                    ----------------------------------------
                                    William S. Johnson
                                    Vice President and Chief Financial Officer
                                    [Principal Financial Officer]

Date: February 12, 2004             /s/ THOMAS S. ROMAN
                                    -------------------------------------------
                                    Thomas S. Roman
                                    Corporate Controller
                                    [Principal Accounting Officer]