Form 10-Q
period 2004-03-31
CABOT MICROELECTRONICS CORP
filed 2004-05-07
CIK 1102934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2004

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

                             YES  x    NO
                                 ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 ).

                             YES  x    NO
                                 ----     ----

As of April 30, 2004 the Company had 24,818,602 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

                                                                                                                     PAGE
                                                                                                                     ----
PART I. FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Consolidated Statements of Income
                              Three and Six Months Ended March 31, 2004 and 2003...................................    3

                          Consolidated Balance Sheets
                              March 31, 2004 and September 30, 2003................................................    4

                          Consolidated Statements of Cash Flows
                              Six Months Ended March 31, 2004 and 2003.............................................    5

                          Notes to Consolidated Financial Statements...............................................    6

         Item 2.          Management's Discussion and Analysis of Financial
                              Condition and Results of Operations..................................................   10

         Item 3.          Quantitative and Qualitative Disclosures About Market Risk...............................   21

         Item 4.          Controls and Procedures..................................................................   22

PART II. OTHER INFORMATION

         Item 1.          Legal Proceedings........................................................................   22

         Item 4.          Submission of Matters to a Vote of Security Holders......................................   22

         Item 5.          Other Information........................................................................   23

         Item 6.          Exhibits and Reports on Form 8-K.........................................................   23
                          Signatures...............................................................................   24

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS                   SIX MONTHS
                                                                      ENDED MARCH 31,               ENDED MARCH 31,
                                                                   2004            2003           2004           2003
                                                                   ----            ----           ----           ----

Revenue  ...................................................  $      73,515    $     62,201   $   149,794    $   119,474

Cost of goods sold .........................................         37,366          31,786        76,392         59,451
                                                              -------------    ------------   -----------    -----------

         Gross profit.......................................         36,149          30,415        73,402         60,023

Operating expenses:
   Research and development.................................         11,143           9,609        21,866         18,244
   Selling and marketing....................................          4,363           2,554         8,146          5,132
   General and administrative...............................          5,749           4,595        10,873          8,963
   Amortization of intangibles..............................             85              85           170            170
                                                              -------------    ------------   -----------    -----------
      Total operating expenses..............................         21,340          16,843        41,055         32,509
                                                              -------------    ------------   -----------    -----------

Operating income............................................         14,809          13,572        32,347         27,514

Other income (expense), net.................................            (86)             43           (50)            38
                                                              -------------    ------------   -----------    -----------
Income before income taxes..................................         14,723          13,615        32,297         27,552
Provision for income taxes..................................          5,006           4,561        10,982          9,230
                                                              -------------    ------------   -----------    -----------

      Net income............................................  $       9,717    $      9,054   $    21,315    $    18,322
                                                              =============    ============   ===========    ===========

Basic earnings per share....................................  $        0.39    $       0.37   $      0.86    $      0.75
                                                              =============    ============   ===========    ===========

Weighted average basic shares outstanding...................         24,785          24,346        24,761         24,325
                                                              =============    ============   ===========    ===========

Diluted earnings per share..................................  $        0.39    $       0.37   $      0.85    $      0.75
                                                              =============    ============   ===========    ===========

Weighted average diluted shares outstanding.................         24,926          24,593        24,935         24,589
                                                              =============    ============   ===========    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         MARCH 31,        SEPTEMBER 30,
                                                                                           2004               2003
                                                                                           ----               ----
                                     ASSETS

Current assets:
   Cash and cash equivalents......................................................   $        140,264    $      111,318
   Accounts receivable, less allowance for doubtful
      accounts of $580 at March 31, 2004
      and $585 at September 30, 2003..............................................             38,452            37,564
   Inventories....................................................................             23,861            23,814
   Prepaid expenses and other current assets......................................              5,902             4,010
   Deferred income taxes..........................................................              2,525             2,406
                                                                                     ----------------    --------------
         Total current assets.....................................................            211,004           179,112

Property, plant and equipment, net................................................            129,799           133,695
Goodwill .........................................................................              1,373             1,373
Other intangible assets, net......................................................                425               595
Other long-term assets............................................................                862               842
                                                                                     ----------------    --------------
         Total assets.............................................................   $        343,463    $      315,617
                                                                                     ================    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...............................................................   $         14,398    $       12,521
   Capital lease obligations......................................................              1,591             1,716
   Accrued expenses and other current liabilities.................................             12,141            14,679
                                                                                     ----------------    --------------
         Total current liabilities................................................             28,130            28,916

Capital lease obligations.........................................................              6,835             7,452
Deferred income taxes.............................................................              6,148             5,384
Deferred compensation and other long-term liabilities.............................              2,521             2,092
                                                                                     ----------------    --------------
         Total liabilities........................................................             43,634            43,844

Commitments and contingencies (Note 8)

Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued and outstanding: 24,813,063 shares at March 31, 2004 and
      24,712,740 at September 30, 2003 ...........................................   $             25    $           25
   Capital in excess of par value of common stock.................................            135,171           131,913
   Retained earnings..............................................................            160,173           138,858
   Accumulated other comprehensive income.........................................              4,651             1,187
   Unearned compensation..........................................................               (191)             (210)
                                                                                     ----------------    --------------
         Total stockholders' equity...............................................            299,829           271,773
                                                                                     ----------------    --------------

         Total liabilities and stockholders' equity...............................   $        343,463    $      315,617
                                                                                     ================    ==============

   The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                                 ---------
                                                                                         2004                2003
                                                                                         ----                ----
Cash flows from operating activities:
   Net income...................................................................    $       21,315      $       18,322
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization.............................................             8,554               7,512
      Noncash compensation expense and non-employee stock options...............                29                 (17)
      Provision for inventory writedown.........................................              (348)              1,511
      Provision for doubtful accounts...........................................                 7                  22
      Stock option income tax benefits..........................................               834               1,147
      Deferred income taxes.....................................................               646                (217)
      Unrealized foreign exchange gain..........................................            (1,148)               (466)
      (Gain) loss on disposal of property, plant and equipment .................                (5)                 21
      Other.....................................................................               (18)                351
   Changes in operating assets and liabilities:
      Accounts receivable.......................................................               827              (1,744)
      Inventories...............................................................             1,186              (2,154)
      Prepaid expenses and other assets.........................................              (339)                101
      Accounts payable, accrued liabilities and other current liabilities.......            (1,481)             (2,477)
      Income taxes payable, deferred compensation and other noncurrent
        liabilities                                                                           (871)                536
                                                                                    --------------      --------------
Net cash provided by operating activities.......................................            29,188              22,448

Cash flows from investing activities:
   Additions to property, plant and equipment...................................            (2,408)             (4,714)
   Proceeds from the sale of property, plant and equipment......................                13               1,770
                                                                                    --------------      --------------
Net cash used in investing activities...........................................            (2,395)             (2,944)
                                                                                    --------------      --------------

Cash flows from financing activities:
   Prepayment of long-term debt.................................................                 -              (3,500)
   Net proceeds from issuance of stock..........................................             2,440               2,635
   Principal payments under capital lease obligations...........................              (400)               (363)
                                                                                    ---------------     ---------------
Net cash provided by (used in) financing activities.............................             2,040              (1,228)
                                                                                    --------------      ---------------

Effect of exchange rate changes on cash.........................................               113                   5
                                                                                    --------------      --------------
Increase in cash................................................................            28,946              18,281
Cash and cash equivalents at beginning of period................................           111,318              69,605
                                                                                    --------------      --------------
Cash and cash equivalents at end of period......................................    $      140,264      $       87,886
                                                                                    ==============      ==============

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

     Cabot Microelectronics, which was incorporated in October 1999 and formed from the assets of a division of Cabot Corporation, completed its initial public offering in April 2000. In September 2000 we became wholly independent upon Cabot Corporation's spin-off of its remaining ownership ("spin-off") in our company by its distribution of 0.280473721 shares of Cabot Microelectronics common stock as a dividend on each share of Cabot Corporation common stock.

     The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of March 31, 2004, cash flows for the six months ended March 31, 2004 and March 31, 2003 and results of operations for the three and six months ended March 31, 2004 and March 31, 2003. The results of operations for the three and six months ended March 31, 2004 may not be indicative of the results to be expected for the fiscal year ending September 30, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2003. We operate predominantly in one industry segment
- the development, manufacture, and sale of CMP slurries.

     The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.

2.  STOCK-BASED COMPENSATION

     In December 2002 we adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under our Equity Incentive Plan and shares issued under our Employee Stock Purchase Plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in

                       CABOT MICROELECTRONICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                                            THREE MONTHS                    SIX MONTHS
                                                           ENDED MARCH 31,                ENDED MARCH 31,
                                                         2004          2003              2004          2003
                                                         ----          ----              ----          ----

Net income, as reported..........................    $     9,717    $     9,054      $     21,315   $    18,322

Deduct: total stock-based compensation
     expense determined under the fair
     value method, net of tax....................         (5,096)        (4,326)           (9,625)       (7,996)
                                                     -----------    -----------      ------------   -----------
Pro forma net income.............................          4,621          4,728            11,690        10,326
                                                     ===========    ===========      ============   ===========

Earnings per share:
     Basic - as reported.........................    $      0.39    $      0.37      $       0.86   $      0.75
                                                     ===========    ===========      ============   ===========
     Basic - pro forma...........................    $      0.19    $      0.19      $       0.47   $      0.42
                                                     ===========    ===========      ============   ===========

     Diluted - as reported.......................    $      0.39    $      0.37      $       0.85   $      0.75
                                                     ===========    ===========      ============   ===========
     Diluted - pro forma.........................    $      0.19    $      0.19      $       0.47   $      0.42
                                                     ===========    ===========      ============   ===========

3. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Share" requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                     THREE MONTHS                     SIX MONTHS
                                                                    ENDED MARCH 31,                 ENDED MARCH 31,
                                                                  2004          2003              2004          2003
                                                                  ----          ----              ----          ----
Numerator:
         Earnings available to common shares..............    $     9,717    $     9,054      $     21,315   $    18,322
                                                              ===========    ===========      ============   ===========

Denominator:
         Weighted average common shares...................     24,785,052     24,346,172        24,761,317    24,325,392
              (Denominator for basic calculation)

         Weighted average effect of dilutive securities:
              Stock-based compensation ...................        140,707        247,176           173,446       263,130
                                                              -----------    -----------      ------------   -----------
         Diluted weighted average common shares...........     24,925,759     24,593,348        24,934,763    24,588,522
                                                              ===========    ===========      ============   ===========
              (Denominator for diluted calculation)

Earnings per share:

         Basic............................................    $      0.39    $      0.37      $       0.86   $      0.75
                                                              ===========    ===========      ============   ===========

         Diluted..........................................    $      0.39    $      0.37      $       0.85   $      0.75
                                                              ===========    ===========      ============   ===========

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                             THREE MONTHS                    SIX MONTHS
                                                            ENDED MARCH 31,                ENDED MARCH 31,
                                                     -----------------------------   --------------------------
                                                          2004            2003          2004            2003
                                                          ----            ----          ----            ----
Net Income.......................................    $      9,717      $     9,054   $    21,315     $   18,322
Other comprehensive income:
     Net unrealized gain on derivative
            instruments .........................               9                8            18             17
     Foreign currency translation adjustment.....           1,225              179         3,446          1,313
                                                     ------------      -----------   -----------     ----------
Total comprehensive income.......................    $     10,951      $     9,241   $    24,779     $   19,652
                                                     ============      ===========   ===========     ==========

5. INVENTORIES

     Inventories consisted of the following:

                                            MARCH 31,    SEPTEMBER 30,
                                              2004          2003
                                              ----          ----

Raw materials...........................  $    13,218    $    13,327
Work in process.........................        1,231          1,110
Finished goods..........................        9,412          9,377
                                          -----------    -----------
Total...................................  $    23,861    $    23,814
                                          ===========    ===========

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill of $1,373, as of March 31, 2004, was unchanged from our fiscal year ended September 30, 2003.

     The components of intangible assets are as follows:

                                                                   MARCH 31, 2004              SEPTEMBER 30, 2003
                                                           -----------------------------  -----------------------------
                                                           GROSS CARRYING    ACCUMULATED  GROSS CARRYING   ACCUMULATED
                                                               AMOUNT       AMORTIZATION       AMOUNT      AMORTIZATION
                                                               ------       ------------       ------      ------------
Trade secrets and know-how...............................   $      2,550     $     2,231   $      2,550     $     2,105
Distribution rights, customer lists and other............          1,000             894          1,000             850
                                                            ------------     -----------   ------------     -----------
   Total intangible assets...............................          3,550           3,125          3,550           2,955
                                                            ------------     -----------   ------------     -----------

     Amortization expense of intangible assets was $85 and $170 for the three and six months ended March 31, 2004, respectively. Estimated future amortization expense for the remaining six months of fiscal year 2004 is $170 and $255 for the full fiscal year 2005.

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following:

                                           MARCH 31,    SEPTEMBER 30,
                                             2004           2003
                                             ----           ----
Raw materials accruals..................  $       812    $     2,305
Accrued compensation....................        6,566          7,743
Warranty accrual........................          841            836
Fixed asset accrual.....................          139            579
Other...................................        3,783          3,216
                                          -----------    -----------
Total...................................  $    12,141    $    14,679
                                          ===========    ===========

8. CONTINGENCIES

LEGAL PROCEEDINGS

         We periodically become subject to legal proceedings in the ordinary course of business. We are not currently involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations, or cash flows.

PRODUCT WARRANTIES

         We record warranty expense in cost of goods sold in the period in which the warranty claims are incurred. We calculate our warranty reserve shown below using historical experience and any known conditions or circumstances, and we perform periodic reviews of our warranty reserve requirements and make appropriate adjustments to the reserve as necessary. Our warranty obligation is affected primarily by product that does not meet specifications or performance requirements and any related costs of addressing such matters. Our warranty reserve requirements increased during the first six months of fiscal 2004 as follows:

Balance as of September 30, 2003........  $       836
Net change..............................            5
                                          -----------
Balance as of March 31, 2004............  $       841
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

         We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies" as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of March 31, 2004, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

9. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106, and a Revision of FASB Statement No. 132" ("SFAS 132 (revised 2003)") which revises employers' disclosures about pension plans and other postretirement benefits plans including additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, 88, and 106. The adoption of SFAS No. 132 (revised 2003) did not impact our consolidated financial position, results of operations or cash flow.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as statements included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry or general economic prospects or trends, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could", or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations", should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

SECOND FISCAL QUARTER OVERVIEW

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

     Total revenue for our second fiscal quarter was $73.5 million, down 3.6% from the previous fiscal quarter, but up 18.2% compared to the same quarter in the last fiscal year. Sales volumes were up slightly from the prior quarter, but our average selling price decreased by 5.3% from the prior quarter, causing the revenue reduction. Approximately half of the average selling price decrease was due to a lower priced product mix, and approximately half was due to selective price reductions. In the second fiscal quarters of 2002 and 2003 we also experienced price reductions from the prior quarter, and we believe that, to date, pricing pressure has been particularly concentrated around a new calendar year. Net income of $9.7 million for the quarter was down by 16.2% from last quarter due to lower revenue and higher operating costs, and up 7.3% compared to the same quarter in the last fiscal year due to higher revenue but also higher operating costs.

     We believe there are three CMP industry trends that are currently impacting our business. First, we believe that rapid incorporation of CMP technology and growth of the CMP industry, combined with our customers' desires to gain purchasing leverage and lower their cost of ownership, have led to much greater competitive activity. Second, as CMP technology has become more advanced, we believe that CMP technical solutions have become more complicated, and leading edge technologies often require customization by customer, tool set and process integration approach. Third, as CMP technology has matured, we believe that semiconductor manufacturers' processes have become highly sensitive to CMP slurries, and customers now demand a very high level of consistency in CMP slurry products. Beyond product consistency, we believe that product quality requirements have also increased dramatically as IC feature sizes have continued to shrink, resulting in higher costs. We believe that these three trends have adversely impacted our margins, and going forward we expect our gross margin as a percentage of revenue to be 48%, plus or minus 2%. This is a reduction from our prior forecast for gross margin of 50% of revenue, plus or minus 2%. As we face the challenges associated with these trends, we intend to continue to focus on three key fundamentals: continuing to operate as the premium value slurry provider, innovating to differentiate ourselves through technology; leveraging our substantial existing global manufacturing and supply chain infrastructure to achieve the product quality and consistency required by our customers, while capturing economies and efficiencies we believe are accessible through our significant scale; and, continuing our focus on customer relationships.

     During the quarter, we entered into a fumed silica supply agreement with Cabot Corporation, which replaces the original fumed metal oxide agreement with respect to fumed silica, and accordingly amended our fumed metal oxide agreement with respect to its fumed silica terms such that the agreement now only applies to fumed alumina and runs through its original term of June 2005. This fumed silica supply agreement provides for improved supply assurance, reduces our risk to rising raw material costs and incorporates increased quality performance measures and requirements that support our initiative to increase product quality and consistency. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. The contract provides for the cost of fumed silica to increase approximately 4% over the initial six-year term of the fumed silica supply agreement, and in some circumstances is subject to certain inflation adjustments and certain shared cost savings adjustments resulting from our joint efforts.

                              RESULTS OF OPERATIONS
   THREE MONTHS ENDED MARCH 31, 2004 VERSUS THREE MONTHS ENDED MARCH 31, 2003

REVENUE

     Total revenue was $73.5 million for the three months ended March 31, 2004, which represented an 18.2%, or $11.3 million, increase from the three months ended March 31, 2003. Of this increase, $11.9 million was due to an increase in sales volume which was partially offset by a $0.6 million reduction in weighted average selling prices. Our average selling price decreased due to selective price reductions granted to certain customers, partially offset by benefits of a higher priced product mix and foreign exchange fluctuation. Revenue for the three months ended March 31, 2004 would have been $1.2 million lower had the Japanese Yen and Euro average exchange rate for the quarter held constant with the prior year's second fiscal quarter average.

COST OF GOODS SOLD

     Total cost of goods sold was $37.4 million for the three months ended March 31, 2004, which represented an increase of 17.6% or $5.6 million from the three months ended March 31, 2003. Of this increase, $6.1 million was due to an increase in volume which was partially offset by a $0.5 million reduction in costs, primarily due to improvements in our manufacturing yields and lower product costs compared to the year ago quarter.

     Fumed metal oxides, both fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. From the time of our initial public offering in April 2000 to January 2004, we purchased fumed silica and fumed alumina under a fumed metal oxide agreement with Cabot Corporation that was due to expire June 2005. In January 2004 we entered into a fumed silica supply agreement with Cabot Corporation, which replaces the original fumed metal oxide agreement with respect to fumed silica, and accordingly amended our fumed metal oxide agreement with respect to its fumed silica terms such that the agreement now only applies to fumed alumina and runs through its original term of June 2005. This fumed silica supply agreement provides for improved supply assurance, reduces our risk to rising raw material costs and incorporates increased quality performance measures and requirements that support our initiative to increase product quality and consistency. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. The contract provides for the cost of fumed silica to increase approximately 4% over the initial six-year term of the fumed silica supply agreement, and in some circumstances is subject to certain inflation adjustments and certain shared cost savings adjustments resulting from our joint efforts.

     In addition, since December 2001, we have operated under a fumed alumina supply agreement with Cabot Corporation under which Cabot Corporation expanded its capacity for the manufacture of fumed alumina and we have the first right to all this expanded capacity. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, its capital costs for expanding its capacity, an agreed upon rate of return on investment and incentive payments if they produce more than a certain amount per year that meets our specifications.

     Our need for additional quantities or different kinds of key raw materials in the future has required and will continue to require that we enter into new supply arrangements with third parties. Future arrangements may result in costs which are different from those in the existing agreements.

GROSS PROFIT

     Our gross profit as a percentage of total revenue was 49.2% for the three months ended March 31, 2004 as compared to 48.9% for the three months ended March 31, 2003. The increase in gross profit expressed as a percentage of total revenue resulted primarily from the sales volume increase, a higher valued product mix and improved manufacturing yields, partially offset by lower average selling prices. We continue to experience increasing competition and pricing pressure, along with increasing costs to support the higher product quality and advanced technology requirements of our customers. For these reasons, we expect our gross profit as a percentage of total revenue in the future to be in the range of 48%, plus or minus 2%. This is a reduction from our previous expectations of gross profit of 50% of revenue, plus or minus 2%.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $11.1 million in the three months ended March 31, 2004, which represented an increase of 16.0%, or $1.5 million, from the three months ended March 31, 2003. Research and development expense increased $0.6 million due to increased staffing, $0.4 million due to higher supplies and $0.4 million due to higher depreciation related to the purchase of equipment for our CMP polishing and metrology clean room. R&D efforts were mainly related to new and enhanced CMP products including slurry products for copper applications, new CMP polishing pad technology and advanced chemistry and particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $4.4 million in the three months ended March 31, 2004, which represented an increase of 70.8%, or $1.8 million, from the three months ended March 31, 2003. The increase resulted primarily from our increased customer support initiatives, including our transition to selling direct to customers in Europe, Singapore, Malaysia and Japan, rather than through a distributor. Contributing to the increase were higher staffing costs of $0.7 million, higher customer support costs of $0.4 million, $0.3 million in separation costs for certain employees, including an executive, and increased technical and marketing support of $0.2 million.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $5.7 million in the three months ended March 31, 2004, which represented an increase of 25.1%, or $1.2 million, from the three months ended March 31, 2003. The increase resulted primarily from $0.5 million in higher staffing costs, $0.2 million in separation costs for an executive and higher insurance premiums of $0.1 million.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $0.1 million for both the three months ended March 31, 2004 and 2003.

OTHER INCOME (EXPENSE), NET

     Other expense was $0.1 million for the three months ended March 31, 2004 as compared to negligible other income for the three months ended March 31, 2003. Compared to the prior year, foreign exchange losses increased by $0.3 million and were partially offset by higher interest income.

PROVISION FOR INCOME TAXES

     Our effective income tax rate was 34.0% for the three months ended March 31, 2004 and 33.5% for the three months ended March 31, 2003. The increase in the effective tax rate was due to the anticipated June 2004 expiration of current United States tax legislation related to research and experimentation credits and the decreased impact of these credits in relation to higher taxable income compared to the prior year. We expect our income tax rate for full fiscal year 2004 to be 34.0%.

NET INCOME

     Net income was $9.7 million for the three months ended March 31, 2004, which represented an increase of 7.3%, or $0.7 million, from the three months ended March 31, 2003 as a result of the factors discussed above.

SIX MONTHS ENDED MARCH 31, 2004 VERSUS SIX MONTHS ENDED MARCH 31, 2003

REVENUE

     Total revenue was $149.8 million for the six months ended March 31, 2004, which represented a 25.4%, or $30.3 million, increase from the six months ended March 31, 2003. Of this increase, $29.3 million was due to an increase in sales volume and $1.0 million was due to an increase in weighted average selling prices from both an improved sales mix and favorable foreign exchange rate changes, which more than offset selective price reductions that were granted to certain customers. Total revenue for the six months ended March 31, 2004 would have been $2.7 million lower had the average exchange rates for the Japanese Yen and Euro during the six month period held constant with the prior year's six month average.

COST OF GOODS SOLD

     Total cost of goods sold was $76.4 million for the six months ended March 31, 2004, which represented an increase of 28.5%, or $16.9 million, from the six months ended March 31, 2003. Approximately $14.6 million of this increase was due to higher sales volumes and $2.4 million was associated with higher average costs due to product mix, higher fixed manufacturing costs and higher costs from lower yields associated with meeting customer requirements for higher product performance.

GROSS PROFIT

     Our gross profit as a percentage of total revenue was 49.0% for the six months ended March 31, 2004 as compared to 50.2% for the six months ended March 31, 2003. The decrease in gross profit expressed as a percentage of total revenue resulted primarily from increased costs associated with meeting customer requirements for higher product performance that was partially offset by an increase in weighted average selling prices.

RESEARCH AND DEVELOPMENT

     Research and development expense was $21.9 million for the six months ended March 31, 2004, which represented an increase of 19.9%, or $3.6 million from the six months ended March 31, 2003. Research and development expense increased $1.7 million due to higher staffing costs, $0.6 million due to higher technical service and consulting fees, $0.7 million due to higher supplies and $0.5 million due to higher depreciation related to the purchase of equipment for our CMP polishing and metrology clean room. R&D efforts were mainly related to new and enhanced CMP products including slurry products for copper applications, new CMP polishing pad technology and advanced chemistry and particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $8.1 million in the six months ended March 31, 2004, which represented an increase of 58.7%, or $3.0 million, from the six months ended March 31, 2003. The increase resulted primarily from our increased customer support initiatives, including our transition to selling direct to customers in Europe, Singapore, Malaysia and Japan, rather than through a distributor. Contributing to the increase were higher staffing costs of $1.3 million, higher customer support costs of $0.5 million, increased consulting fees of $0.5 million and $0.3 million in separation costs for certain employees, including an executive.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $10.9 million in the six months ended March 31, 2004, which represented an increase of 21.3%, or $1.9 million, from the six months ended March 31, 2003. The increase resulted from $0.9 million in higher staffing costs, $0.3 million due to higher insurance premiums, $0.3 million of increased professional fees and $0.2 million in separation costs for an executive.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $0.2 million for both the six months ended March 31, 2004 and 2003.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net was negligible for both the six months ended March 31, 2004 and 2003. Compared to the prior year, foreign exchange losses increased by $0.3 million, which was partially offset by decreased interest expense due to the February 2003 prepayment of our entire $3.5 million unsecured term loan and increased interest income.

PROVISION FOR INCOME TAXES

     Our effective income tax rate was 34.0% in the six months ended March 31, 2004 and 33.5 % for the six months ended March 31, 2003. The increase in the effective tax rate was due to the anticipated June 2004 expiration of current United States tax legislation related to research and experimentation credits and the decreased impact of these credits in relation to higher taxable income compared to the prior year.

NET INCOME

     Net income was $21.3 million in the six months ended March 31, 2004, which represented an increase of 16.3%, or $3.0 million, from the six months ended March 31, 2003 as a result of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $29.2 million in the six months ended March 31, 2004 and $22.4 million in the six months ended March 31, 2003. Our cash provided by operating activities for the six months ended March 31, 2004 originated from net income from operations of $21.3 million and non-cash items of $8.6 million, which were partially offset by a net increase in working capital of $0.7 million.

     In the six months ended March 31, 2004, capital spending was $2.4 million, primarily due to the purchase of production-related equipment to be used in our Aurora, Illinois facilities and equipment for our CMP polishing and metrology clean room. Full fiscal year 2004 capital spending is anticipated to be approximately $17.0 million, down $5.0 million from our previously planned spending level of $22.0 million due to slower than expected spending on clean room equipment. In the six months ended March 31, 2003, capital spending was $4.7 million, primarily due to the purchase of production-related equipment to be used in our Aurora, Illinois facilities, and for metrology tools to support increased polishing capacity in our clean room. In addition, we received cash of approximately $1.8 million from the January 2003 sale of our distribution center and land in Ansung, South Korea.

     Cash flows from financing activities were $2.0 million in the six months ended March 31, 2004. Cash provided from financing activities resulted from the issuance of common stock associated with the exercise of stock options and the Employee Stock Purchase Plan, which was partially offset by principal payments made under capital lease obligations. In the six months ended March 31, 2003 we used $1.2 million of cash to fund financing activities. On February 6, 2003, we prepaid the entire $3.5 million unsecured term loan that had been funded on the basis of the Illinois State Treasurer's Economic Program, which had been due on April 3, 2005 and had incurred interest at an annual rate of 4.68%. We also made principal payments under capital lease obligations. Cash used for these purposes was partially offset by funds received from the issuance of common stock for the exercise of stock options and the Employee Stock Purchase Plan.

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

OFF-BALANCE SHEET ARRANGEMENTS

     At March 31, 2004 and September 30, 2003, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS                                               LESS THAN       1-3          4-5        AFTER 5
(IN MILLIONS)                                           TOTAL          1 YEAR        YEARS        YEARS        YEARS
                                                        -----         ---------      -----        -----        -----
Capital lease obligations..........................    $   8.4        $     1.6    $    2.9     $    2.3     $    1.6
Operating leases ..................................        0.7              0.3         0.3          0.1          0.0
Purchase obligations ..............................       49.6             28.7        14.9          3.4          2.6
Other long-term liabilities .......................        2.5              0.0         1.1          0.0          1.4
                                                       -------        ---------    --------     --------     --------
Total contractual obligations......................    $  61.2        $    30.6    $   19.2     $    5.8     $    5.6
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

    PURCHASE OBLIGATIONS

         Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services. In the fourth quarter of fiscal 2003, we recorded a $2.0 million liability for a raw material supply agreement for a polishing pad technology that was previously under development, but is no longer being pursued. Our total obligation with respect to this agreement is $2.2 million, of which $1.1 million is recorded in current liabilities and shown in the preceding table under purchase obligations and $1.1 million is included in other long-term liabilities, which are discussed below.

         From the time of our initial public offering in April 2000 to January 2004, we purchased fumed silica and fumed alumina under a fumed metal oxide agreement with Cabot Corporation that was due to expire June 2005. Under this agreement, we were obligated to purchase at least 90% of our six-month volume forecast of fumed silica from Cabot Corporation and were obligated to pay for the shortfall if we purchased less than that amount. In January 2004 we entered into a fumed silica supply agreement with Cabot Corporation, which replaces the original fumed metal oxide agreement with respect to fumed silica, and accordingly amended our fumed metal oxide agreement with respect to its fumed silica terms such that the agreement now only applies to fumed alumina through its original term of June 2005. Under the fumed silica supply agreement, we continue to be obligated to purchase at least 90% of our six-month volume forecast and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December 2006. This agreement has an initial five-year term, but we can choose to renew the agreement for another five-year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Purchase obligations include $20.5 million of contractual commitments based upon our anticipated renewal of the agreement through December 2011.

         We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the manufacturer's dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party. Purchase obligations related to this agreement are $10.1 million, which include a termination payment if the agreement is not renewed. We expect to renew the agreement at the end of the initial term.

         We have a distribution agreement with an existing supplier of polishing pads to the semiconductor industry pursuant to which the supplier sells product to us for our resale to end users. The initial term of the contract runs through September 2007 and we are required to make certain agreed-upon payments in order to maintain the agreement. Purchase obligations include $1.8 million of contractual commitments related to this agreement. We have the ability to cancel the agreement at any time with no cancellation fee.

         In June 2003 we entered into a technology licensing and co-marketing agreement with a semiconductor equipment manufacturer under which we plan to develop, manufacture and sell polishing pads utilizing endpoint detection window technology licensed from the manufacturer for use on the manufacturer's equipment. Under this agreement, we are obligated to supply this manufacturer with free polishing pads, up to an agreed upon dollar amount, for particular uses over a seven year period. We currently estimate our total cost associated with these products will be $2.0 million over the remaining period. Also included in purchase obligations is $0.5 million related to certain marketing and technical support services, which was paid in April 2004. We are also obligated to supply the equipment manufacturer with polishing pads, up to an agreed upon dollar amount over the seven year period, which the manufacturer will purchase from us at our cost.

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

         OTHER LONG-TERM LIABILITIES

         Other long-term liabilities include the $1.1 million long-term portion of the purchase obligation discussed above, that we recorded for a raw material supply agreement for a polishing pad technology that was previously under development, but is no longer being pursued. Also included is $1.4 million for pension and deferred compensation obligations.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88, and 106, and a Revision of FASB Statement No. 132" ("SFAS 132 (revised 2003)") which revises employers' disclosures about pension plans and other postretirement benefits plans including additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, 88, and 106. The adoption of SFAS No. 132 (revised 2003) did not impact our consolidated financial position, results of operations or cash flow.

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

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. They also hold considerable purchasing power, which can impact the pricing, and terms of sale of our products. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. Our five largest customers, of which one is a distributor, accounted for approximately 54% of our revenue for the six months ended March 31, 2004. For the six months ended March 31, 2003 our five largest customers, of which two were distributors, accounted for approximately 62% of our revenue. In June 2003, we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through one of these distributors.

ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

     Fumed metal oxides, both fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides or other key raw materials. We operate under three raw material supply agreements with Cabot Corporation, one of which for the supply of fumed silica and two of which for the supply of fumed alumina. Under these agreements, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica. We believe it would be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation or another supplier becomes unable to supply us with sufficient quantities of fumed metal oxides which meet the quality and technical specifications required by our customers. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation or another supplier, could adversely affect us as well.

     Also, if we change the supplier or type of key raw materials such as fumed metal oxides we use to make our existing CMP slurries or are required to purchase them from a different manufacturer or manufacturing facility, whether Cabot Corporation or another party, or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries for their manufacturing processes and products. The requalification process could take a significant amount of time to complete, possibly interrupting or reducing our sales of CMP slurries to these customers.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR EXISTING OR FUTURE COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS OR IF ANY OF OUR MAJOR CUSTOMERS DEVELOP OR INCREASE IN-HOUSE SLURRY MANUFACTURING CAPABILITY

     Competition from current CMP slurry manufacturers, new entrants to the CMP slurry market or a decision by any of our major customers to produce, or increase the production of slurry products in-house could seriously harm our business and results of operations. Competition has increased from other existing providers of CMP slurries and opportunities exist for other companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. Increased competition and additional in-house production has and may continue to impact the prices we are able to charge for our slurry products as well as our overall business. We may also face competition arising from significant changes in technology, such as the development of polishing pads containing abrasives and emerging technologies such as electrochemical mechanical planarization ("ECMP"). In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

BECAUSE WE HAVE LIMITED EXPERIENCE IN MANUFACTURING AND SELLING CMP POLISHING PADS AND BECAUSE PRICING HAS BECOME INCREASINGLY COMPETITIVE, EXPANSION OF OUR BUSINESS INTO THIS AREA MAY NOT BE SUCCESSFUL

     An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including manufacturing and distributing CMP polishing pads. We have had limited experience in developing, manufacturing and marketing these products, which involve technologies and production processes that are relatively new to us. Further, we, our suppliers of the raw materials that we use to develop our polishing pads, or our provider of pads for whom we act as value-added reseller, may not be able to produce products that satisfy our customers' needs or may be unable to keep pace with technological or other developments in the design and production of polishing pads. In addition, under our value-added reseller model, our suppliers may not be able to produce and we may not be able to sell pads at prices that are competitive and provide a positive contribution to our business. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside the United States. Approximately 68% of our revenue was generated by sales to customers outside the United States for our fiscal year ended 2003. For the six months ended March 31, 2004, approximately 73% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in certain foreign countries, including but not limited to, adverse changes in economic and political conditions, as well as the difficulty in enforceability of business and customer contracts and agreements, including protection of intellectual property rights. In June 2003 we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through a third party distributor. Selling directly may increase our risk of conducting business in foreign countries.

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

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

     Our business is affected by current economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. For example, our quarterly revenue trends in fiscal years 2001 through 2003 were affected by the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories. While the semiconductor industry is now recovering from the prolonged downturn, any further declines or lack of improvement in current economic and industry conditions could continue to adversely affect our business.

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

     The market price of our common stock has and could continue to fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor industry; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements by, and changes in market evaluations of, us or participants in the semiconductor industry; changes in business or regulatory conditions affecting us or participants in the semiconductor industry; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; and trading volume of our common stock.

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

MARKET RISK AND SENSITIVITY ANALYSIS OF FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of March 31, 2004, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls between the date of their evaluation and the filing of this report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of Cabot Microelectronics held on March 9, 2004, the following proposals were approved:

Proposal I - Election of two directors, each for a term of three years

                                Number of Votes For Election           Number of Votes Withheld
                                ----------------------------           ------------------------
Juan Enriquez-Cabot                    23,412,240                               299,423
H. Laurance Fuller                     23,198,274                               513,389

Proposal II - Ratification of the election of William P. Noglows to the board of directors

     A proposal to ratify the election of William P. Noglows was approved with 23,406,833 shares cast for, 263,090 shares cast against, and 41,740 shares abstaining.

Proposal III - Ratification of the selection of PricewaterhouseCoopers LLP as the company's independent auditors for fiscal 2004

     A proposal to ratify the selection of PricewaterhouseCoopers LLP as the company's independent auditors for fiscal 2004 was approved with 23,147,781 shares cast for, 540,285 shares cast against, and 23,597 shares abstaining.

Proposal IV - Approval of our Second Amended and Restated 2000 Equity Incentive Plan

     A proposal to approve our Second Amended and Restated 2000 Equity Incentive Plan was approved with 15,537,783 shares cast for, 4,672,245 shares cast against, and 185,732 shares abstaining. In addition, there were 3,315,903 broker non-votes.

ITEM 5. OTHER INFORMATION

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing to investors the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the quarter covered by this filing our Audit Committee approved or reaffirmed approval of the following non-audit services performed by PricewaterhouseCoopers LLP: (1) tax compliance and consultations related to research and experimentation tax credits; (2) tax compliance and consultations related to our foreign operations; and (3) tax consultations with respect to our Equity Incentive Plan and other compensation plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT
 NUMBER                          DESCRIPTION
 ------                          -----------

10.40    Amendment No. 2 to Fumed Metal Oxide Agreement, between Cabot
         Microelectronics Corporation and Cabot Corporation.

10.41    Amendment No. 3 to Fumed Metal Oxide Agreement, between Cabot
         Microelectronics Corporation and Cabot Corporation.

10.42    Fumed Silica Supply Agreement (confidential treatment applied for).+

10.43    General Release, Waiver and Covenant Not to Sue.*

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

         (b)      Reports on Form 8-K

                  In a report dated January 22, 2004, Cabot Microelectronics reported under Item 7. "Financial Statements and Exhibits" and
                  Item 12. "Results of Operations and Financial Condition" that on January 22, 2004 Cabot Microelectronics reported financial results for its first fiscal quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CABOT MICROELECTRONICS CORPORATION

Date: May 7, 2004                     /s/ WILLIAM S. JOHNSON
                                      ------------------------------------------
                                      William S. Johnson
                                      Vice President and Chief Financial Officer
                                      [Principal Financial Officer]

Date: May 7, 2004                     /s/ THOMAS S. ROMAN
                                      ------------------------------------------
                                      Thomas S. Roman
                                      Corporate Controller
                                      [Principal Accounting Officer]