Form 10-Q
period 2004-06-30
CABOT MICROELECTRONICS CORP
filed 2004-08-06
CIK 1102934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2004

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

                                             YES [x]   NO [ ]

As of July 30, 2004 the Company had 24,793,155 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
PART I. FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Consolidated Statements of Income
                         Three and Nine Months Ended June 30, 2004 and 2003...................................    3

                     Consolidated Balance Sheets
                         June 30, 2004 and September 30, 2003.................................................    4

                     Consolidated Statements of Cash Flows
                         Nine Months Ended June 30, 2004 and 2003.............................................    5

                     Notes to Consolidated Financial Statements...............................................    6

         Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..................................................   11

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk...............................   22

         Item 4.     Controls and Procedures..................................................................   22

PART II. OTHER INFORMATION

         Item 1.     Legal Proceedings........................................................................   22

         Item 2.     Changes in Securities, Use of Proceeds and
                         Issuer Purchases of Equity Securities................................................   23

         Item 5.     Other Information........................................................................   23

         Item 6.     Exhibits and Reports on Form 8-K.........................................................   24

                     Signatures...............................................................................   25

PART I. FINANCIAL INFORMATION

ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS                  NINE MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                                 2004               2003         2004            2003
                                                              -------------    ------------   -----------    -----------
Revenue  ...................................................  $      76,925    $     64,288   $   226,719    $   183,762

Cost of goods sold .........................................         37,915          31,360       114,307         90,811
                                                              -------------    ------------   -----------    -----------

         Gross profit.......................................         39,010          32,928       112,412         92,951

Operating expenses:

   Research and development.................................         11,158          10,803        33,024         29,047
   Selling and marketing....................................          4,235           2,751        12,381          7,883
   General and administrative...............................          5,659           4,655        16,532         13,618
   Amortization of intangibles..............................             85              85           255            255
                                                              -------------    ------------   -----------    -----------
      Total operating expenses..............................         21,137          18,294        62,192         50,803
                                                              -------------    ------------   -----------    -----------

Operating income............................................         17,873          14,634        50,220         42,148

Other income, net...........................................             72              46            22             84
                                                              -------------    ------------   -----------    -----------
Income before income taxes..................................         17,945          14,680        50,242         42,232
Provision for income taxes..................................          5,699           4,918        16,681         14,148
                                                              -------------    ------------   -----------    -----------

      Net income............................................  $      12,246    $      9,762   $    33,561    $    28,084
                                                              =============    ============   ===========    ===========

Basic earnings per share....................................  $        0.49    $       0.40   $      1.35    $      1.15
                                                              =============    ============   ===========    ===========

Weighted average basic shares outstanding...................         24,818          24,389        24,775         24,341
                                                              =============    ============   ===========    ===========

Diluted earnings per share..................................  $        0.49    $       0.40   $      1.35    $      1.14
                                                              =============    ============   ===========    ===========

Weighted average diluted shares outstanding.................         24,912          24,639        24,919         24,600
                                                              =============    ============   ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         JUNE 30,         SEPTEMBER 30,
                                                                                           2004               2003
                                                                                     ----------------    --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................................   $        155,885    $      111,318
   Accounts receivable, less allowance for doubtful
      accounts of $550 at June 30, 2004
      and $585 at September 30, 2003..............................................             37,952            37,564
   Inventories....................................................................             24,565            23,814
   Prepaid expenses and other current assets......................................              4,243             4,010
   Deferred income taxes..........................................................              3,043             2,406
                                                                                     ----------------    --------------
         Total current assets.....................................................            225,688           179,112

Property, plant and equipment, net................................................            126,900           133,695
Goodwill .........................................................................              1,373             1,373
Other intangible assets, net......................................................                340               595
Other long-term assets............................................................                655               842
                                                                                     ----------------    --------------
         Total assets.............................................................   $        354,956    $      315,617
                                                                                     ================    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...............................................................   $         13,363    $       12,521
   Capital lease obligations......................................................              1,434             1,716
   Accrued expenses, income taxes payable and other current liabilities...........             13,597            14,679
                                                                                     ----------------    --------------
         Total current liabilities................................................             28,394            28,916

Capital lease obligations.........................................................              6,612             7,452
Deferred income taxes.............................................................              6,981             5,384
Deferred compensation and other long-term liabilities.............................              2,542             2,092
                                                                                     ----------------    --------------
         Total liabilities........................................................             44,529            43,844

Commitments and contingencies (Note 8)

Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued and outstanding: 24,819,752 shares at June 30, 2004 and
      24,712,740 at September 30, 2003 ...........................................   $             25    $           25
   Capital in excess of par value of common stock.................................            135,350           131,913
   Retained earnings..............................................................            172,419           138,858
   Accumulated other comprehensive income.........................................              2,805             1,187
   Unearned compensation..........................................................               (172)             (210)
                                                                                     -----------------   ---------------
         Total stockholders' equity...............................................            310,427           271,773
                                                                                     ----------------    --------------

         Total liabilities and stockholders' equity...............................   $        354,956    $      315,617
                                                                                     ================    ==============

  The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND AMOUNTS IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                       ----------------------------------
                                                                                            2004                2003
                                                                                       --------------      --------------
Cash flows from operating activities:
   Net income.......................................................................   $       33,561      $       28,084
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization.................................................           13,017              11,488
      Noncash compensation expense and non-employee stock options...................               48                 (15)
      Provision for inventory writedown.............................................              295                 953
      Provision for doubtful accounts...............................................               (4)                 41
      Stock option income tax benefits..............................................              879               1,622
      Deferred income taxes.........................................................              961               2,281
      Unrealized foreign exchange gain..............................................             (231)               (176)
      Loss on disposal of property, plant and equipment ............................               30                  21
      Other.........................................................................             (491)                329
   Changes in operating assets and liabilities:
      Accounts receivable...........................................................              477              (3,328)
      Inventories...................................................................             (664)             (1,438)
      Prepaid expenses and other assets.............................................           (1,194)             (1,731)
      Accounts payable, accrued liabilities and other current liabilities..........              (911)               (860)
      Income taxes payable, deferred compensation and other noncurrent liabilities..            1,983              (1,381)
                                                                                       --------------      --------------
Net cash provided by operating activities...........................................           47,756              35,890
                                                                                       --------------      --------------

Cash flows from investing activities:
   Additions to property, plant and equipment.......................................           (5,179)             (8,061)
   Proceeds from the sale of property, plant and equipment..........................               15               1,849
                                                                                       --------------      --------------
Net cash used in investing activities...............................................           (5,164)             (6,212)
                                                                                       --------------      --------------

Cash flows from financing activities:
   Prepayment of long-term debt.....................................................                -              (3,500)
   Net proceeds from issuance of stock..............................................            2,574               4,021
   Principal payments under capital lease obligations...............................             (604)               (549)
                                                                                       ---------------     --------------
Net cash provided by (used in) financing activities.................................            1,970                 (28)
                                                                                       --------------      --------------

Effect of exchange rate changes on cash.............................................                5                  13
                                                                                       --------------      --------------
Increase in cash....................................................................           44,567              29,663
Cash and cash equivalents at beginning of period....................................          111,318              69,605
                                                                                       --------------      --------------
Cash and cash equivalents at end of period..........................................   $      155,885      $       99,268
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

                       CABOT MICROELECTRONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.    BACKGROUND AND BASIS OF PRESENTATION

      We believe we are the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices within the semiconductor industry, in a process called chemical mechanical planarization ("CMP"). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers, and is an enabling step in the production of advanced ICs. Planarization is a polishing process that uses CMP slurries and pads to level, smooth and remove excess material from the surfaces of these layers. CMP slurries are liquid formulations that facilitate and enhance this polishing process and generally contain engineered abrasives and proprietary chemicals. CMP pads are typically flat engineered "disks" that help distribute and transport the slurry to the surface of the wafer and across the wafer.

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

      The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of June 30, 2004, cash flows for the nine months ended June 30, 2004 and June 30, 2003 and results of operations for the three and nine months ended June 30, 2004 and June 30, 2003. The results of operations for the three and nine months ended June 30, 2004 may not be indicative of the results to be expected for the fiscal year ending September 30, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2003. We operate predominantly in one industry segment -- the development, manufacture, and sale of CMP slurries.

      The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.

2.    STOCK-BASED COMPENSATION

      We have adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations, with regard to the measurement of compensation cost for options granted under the Cabot Microelectronics Corporation Amended and Restated 2000 Equity Incentive Plan ("Equity Incentive Plan") and shares issued under our Employee Stock Purchase Plan. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no employee compensation expense has been recorded.

                       CABOT MICROELECTRONICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                                             THREE MONTHS                  NINE MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                         2004          2003              2004         2003
                                                     -----------   -------------     ------------   --------
Net income, as reported ......................       $    12,246   $       9,762     $     33,561   $ 28,084

Deduct: total stock-based compensation expense
     determined under the fair value method,
      net of tax .............................            (5,587)         (4,373)         (15,212)   (12,369)
                                                     -----------   -------------     ------------   --------
Pro forma net income .........................       $     6,659   $       5,389     $     18,349   $ 15,715
                                                     ===========   =============     ============   ========

Earnings per share:

     Basic -- as reported ....................       $      0.49   $        0.40     $       1.35   $   1.15
                                                     ===========   =============     ============   ========
     Basic -- pro forma ......................       $      0.27   $        0.22     $       0.74   $   0.65
                                                     ===========   =============     ============   ========

     Diluted -- as reported ..................       $      0.49   $        0.40     $       1.35   $   1.14
                                                     ===========   =============     ============   ========
     Diluted -- pro forma ....................       $      0.27   $        0.22     $       0.74   $   0.64
                                                     ===========   =============     ============   ========

3.    EARNINGS PER SHARE

      Statement of Financial Accounting Standards No. 128 "Earnings per Share" requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                   THREE MONTHS               NINE MONTHS
                                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                                               2004         2003          2004          2003
                                                           -----------   -----------   -----------   -----------
Numerator:
         Earnings available to common shares ...........   $    12,246   $     9,762   $    33,561   $    28,084
                                                           ===========   ===========   ===========   ===========

Denominator:
         Weighted average common shares ................    24,818,487    24,389,395    24,775,078    24,341,482
              (Denominator for basic calculation)

         Weighted average effect of dilutive securities:
              Stock-based compensation .................        93,391       249,781       143,731       258,900
                                                           -----------   -----------   -----------   -----------
         Diluted weighted average common shares ........    24,911,878    24,639,176    24,918,809    24,600,382
              (Denominator for diluted calculation)
                                                           ===========   ===========   ===========   ===========

Earnings per share:

         Basic .........................................   $      0.49   $      0.40   $      1.35   $      1.15
                                                           ===========   ===========   ===========   ===========

         Diluted .......................................   $      0.49   $      0.40   $      1.35   $      1.14
                                                           ===========   ===========   ===========   ===========

                       CABOT MICROELECTRONICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


4.    COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

                                                      THREE MONTHS                   NINE MONTHS
                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                    2004           2003          2004          2003
                                                  --------       --------      --------      --------

Net Income ....................................   $ 12,246       $  9,762      $ 33,561      $ 28,084
Other comprehensive income:
     Net unrealized gain on derivative
            instruments .......................          9              9            27            26
     Foreign currency translation adjustment...     (1,855)           570         1,591         1,883
                                                  --------       --------      --------      --------
Total comprehensive income ....................   $ 10,400       $ 10,341      $ 35,179      $ 29,993
                                                  ========       ========      ========      ========

5.    INVENTORIES

      Inventories consisted of the following:

                              JUNE 30,   SEPTEMBER 30,
                                2004          2003
                               -------      --------
Raw materials ...........      $12,852      $ 13,327
Work in process .........        1,407         1,110
Finished goods ..........       10,306         9,377
                              --------   -----------
Total ...................      $24,565      $ 23,814
                              ========   ===========

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill of $1,373, as of June 30, 2004, was unchanged from our fiscal year ended September 30, 2003.

      The components of intangible assets are as follows:

                                                            JUNE 30, 2004                  SEPTEMBER 30, 2003
                                                   ------------------------------    -----------------------------
                                                   GROSS CARRYING     ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                                      AMOUNT         AMORTIZATION        AMOUNT       AMORTIZATION
                                                   --------------    ------------    --------------   ------------
Trade secrets and know-how .....................   $        2,550    $      2,295    $        2,550   $      2,105
Distribution rights, customer lists and other...            1,000             915             1,000            850
                                                   --------------    ------------    --------------   ------------
   Total intangible assets .....................            3,550           3,210             3,550          2,955
                                                   --------------    ------------    --------------   ------------

      Amortization expense of intangible assets was $85 and $255 for the three and nine months ended June 30, 2004, respectively. Estimated future amortization expense for the remaining three months of fiscal year 2004 is $85 and $255 for the full fiscal year 2005.

                       CABOT MICROELECTRONICS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED) (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


7.    ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

      Accrued expenses, income taxes payable and other current liabilities consisted of the following:

                                            JUNE 30,     SEPTEMBER 30,
                                             2004            2003
                                          -----------    -----------
Raw materials accruals..................  $     1,106    $     2,305
Accrued compensation....................        8,529          7,743
Warranty accrual........................          986            836
Fixed asset accrual.....................          105            579
Income taxes payable....................          206              -
Other...................................        2,665          3,216
                                          -----------    -----------
Total...................................  $    13,597    $    14,679
                                          ===========    ===========

8.    CONTINGENCIES

LEGAL PROCEEDINGS

      We periodically become subject to legal proceedings in the ordinary course of business. We are not currently involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations, or cash flows.

PRODUCT WARRANTIES

      We maintain a warranty reserve that reflects management's best estimate of the cost to replace product and related costs. Our warranty obligation results primarily from product that does not meet specifications and performance requirements. The warranty reserve is based upon a historical product return rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements increased during the first nine months of fiscal 2004 as follows:

Balance as of September 30, 2003 .......      $836
Net change .............................       150
                                              ----
Balance as of June 30, 2004 ............      $986
                                              ====

INDEMNIFICATION DISCLOSURE

      In the normal course of business, we are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Generally, these obligations arise in the context of agreements entered into by us, under which we customarily agree to hold the other party harmless against losses arising from items such as a breach of certain representations and covenants including title to assets sold, certain intellectual property rights and certain environmental matters. These terms are common in the industry in which we conduct business. In each of these circumstances, payment by us is subject to certain monetary and other limitations and is conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular agreement, which typically allow us to challenge the other party's claims.

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

      We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies" as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of June 30, 2004, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

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

   In December 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104") which supersedes Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issue Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not impact our consolidated financial position, results of operations or cash flow.

10. SUBSEQUENT EVENTS

   On July 1, 2004 we entered into a strategic alliance with NanoProducts Corporation, a privately-held company specializing in the development and manufacture of nanoscale particles and related nanotechnology products. Under this arrangement, we intend to collaborate with NanoProducts to develop nanoscale particles for use in CMP slurries, and other fine finish polishing applications. In addition, we have obtained a minority equity ownership interest in NanoProducts Corporation. As of July 30, 2004 we have invested $1,820 in NanoProducts and intend to pay an additional $1,930, subject to NanoProducts meeting certain terms and conditions, representing a total investment of $3,750. This investment will be accounted for under the equity method of accounting which requires us to record earnings and losses of NanoProducts in proportion to our share of ownership.

   On July 22, 2004 we announced that our Board of Directors authorized a share repurchase program for up to $25,000 of our outstanding common stock. Shares will be repurchased from time to time, depending on market conditions, in open market transactions, at management's discretion. We intend to fund share repurchases from our existing cash balance. The program is primarily intended to diminish dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. The program, which became effective on the announcement date, may be suspended or terminated at any time, at the Company's discretion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as statements included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry or general economic prospects or trends, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could", or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations", should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

THIRD FISCAL QUARTER OVERVIEW

   We believe we are the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices by the semiconductor industry, in a process called chemical mechanical planarization ("CMP"). We develop, produce and sell CMP slurries for polishing copper, tungsten and oxide in IC devices, and also for polishing magnetic heads and the coatings on disks in hard disk drives. In addition, we are developing CMP polishing pads, which are used in conjunction with slurries in the CMP process.

   We continue to believe that there are three CMP industry trends that are currently impacting our business -- the requirement of more customized CMP solutions for the most advanced IC applications, higher product quality requirements by our customers and greater competitive activity. For example, during the third fiscal quarter we were notified by one of our customers that they have chosen to transition to another supplier of CMP slurry for polishing 130 nanometer copper interconnects. In light of these trends that we believed had been adversely impacting our margins, following our second fiscal quarter, we reduced our guidance on gross margin from 50% of revenue, plus or minus 2%, to 48% of revenue, plus or minus 2%.

   Revenue for our third fiscal quarter was $76.9 million, up 4.6% from the previous fiscal quarter, and up 19.7% compared to the same quarter in the last fiscal year. Gross profit this quarter represented 50.7% of revenue, slightly higher than the upper end of our new guidance range; our guidance for gross margin remains at 48% of revenue, plus or minus 2%. Net income of $12.2 million for the quarter increased by 26.0% from last quarter, and increased 25.4% compared to the same quarter in the last fiscal year.

   This quarter, 74% of our revenue was generated from sales to customers located outside of the United States with the majority of that revenue coming from Asia Pacific. The Asia Pacific region has been the fastest growing region in the world for the semiconductor industry, and we believe this trend will continue in the near term. We intend to expand our existing presence in Asia, and to support this growth we entered into an agreement to purchase additional land adjacent to our existing site in Geino, Japan for possible future expansion of our technology and manufacturing infrastructure. The total cost of the land purchase is approximately $3.2 million.

   We previously have participated in the polishing pad business as a value added reseller of pads supplied to us by a third party. However, due to what we believe was a less than acceptable level of profitability under this value-added reseller model, the distribution agreement was terminated by mutual agreement in June 2004. We continue to develop pads utilizing our own technology.

   Subsequent to the end of our third fiscal quarter, on July 1, 2004 we entered into a strategic alliance with NanoProducts Corporation, a privately-held company specializing in developing and manufacturing nanoscale particles and related nanotechnology products. Under this arrangement, we intend to collaborate with NanoProducts to develop nanoscale particles for use in CMP slurries, as well as other fine finish polishing applications. We also obtained a minority equity ownership interest in the company. We believe that through collaborations of this nature, we may be able to develop more innovative and customized CMP solutions to meet the needs of our customers' future generation products.

   In addition, on July 22, 2004 we announced that our Board of Directors had authorized a share repurchase program for up to $25 million of our outstanding common stock. Shares will be repurchased from time to time, depending on market conditions, in open market transactions, at management's discretion. We intend to fund share repurchases from our existing cash balance. The plan is primarily intended to diminish dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. The program, which became effective on the announcement date, may be suspended or terminated at any time, at the Company's discretion.

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 VERSUS THREE MONTHS ENDED JUNE 30, 2003

REVENUE

   Revenue was $76.9 million for the three months ended June 30, 2004,which represented a 19.7%, or $12.6 million, increase from the three months ended June 30, 2003. This increase was almost entirely attributable to an increase in sales volumes. Sales in the third fiscal quarter of 2003 were adversely impacted by approximately $3.7 million as we began selling directly to customers in Europe, Singapore and Malaysia that previously had been serviced through a distributor. During this transition period we discontinued sales to the distributor while it drew down its inventory of our products. Revenue for the three months ended June 30, 2004 would have been $1.1 million lower had the Japanese Yen and Euro average exchange rates for the quarter held constant with the prior year's third fiscal quarter average rates.

COST OF GOODS SOLD

   Total cost of goods sold was $37.9 million for the three months ended June 30, 2004, which represented an increase of 20.9% or $6.6 million from the three months ended June 30, 2003. Of this increase, $6.1 million was due to an increase in sales volume and $0.4 million relates to an increase in average costs associated with meeting our customers' more stringent product quality requirements.

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

GROSS PROFIT

   Our gross profit as a percentage of revenue was 50.7 % for the three months ended June 30, 2004 as compared to 51.2% for the three months ended June 30, 2003. The 0.5% decrease in gross profit expressed as a percentage of revenue resulted primarily from increased costs associated with meeting customer requirements for higher product quality. We continue to experience increasing competition and pricing pressure, along with increasing costs to support the higher product quality and advanced technology requirements of our customers. For these reasons, we expect our gross profit as a percentage of revenue in the future to be in the range of 48%, plus or minus 2%.

RESEARCH AND DEVELOPMENT

   Research and development ("R&D") expenses were $11.2 million in the three months ended June 30, 2004, which represented an increase of 3.3%, or $0.4 million, from the three months ended June 30, 2003. Research and development expense increased $0.8 million due to higher staffing costs and $0.4 million due to higher depreciation. These costs were partially offset by reduced consumable supplies expense. R&D efforts were mainly related to new and enhanced CMP slurry products for copper and other applications, advanced chemistry and particle technology and new CMP polishing pad technology.

SELLING AND MARKETING

   Selling and marketing expenses were $4.2 million in the three months ended June 30, 2004, which represented an increase of 53.9%, or $1.5 million, from the three months ended June 30, 2003. The increase resulted primarily from higher staffing costs of $0.8 million, increased office expenses of $0.2 million and higher travel costs of $0.2 million. The higher selling and marketing expenses are primarily in respect of our increased customer support initiatives, including the addition of and expansions to a number of sales offices and our transition to selling direct to customers in Europe, Singapore, Malaysia and Japan, rather than through a distributor.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses were $5.7 million in the three months ended June 30, 2004, which represented an increase of 21.6%, or $1.0 million, from the three months ended June 30, 2003. This increase resulted primarily from higher staffing costs.

AMORTIZATION OF INTANGIBLES

   Amortization of intangibles was $0.1 million for both the three months ended June 30, 2004 and June 30, 2003.

OTHER INCOME, NET

   Other income was $0.1 million for the three months ended June 30, 2004, compared to negligible other income for the three months ended June 30, 2003. The increase in other income is attributable to higher interest income and lower interest expense, offset by increased foreign exchange losses.

PROVISION FOR INCOME TAXES

   The effective income tax rate was 31.8% for the three months ended June 30, 2004 and 33.5% for the three months ended June 30, 2003. The decrease in the effective tax rate was primarily due to increased extraterritorial income tax deductions related to export sales of our products from North America. We expect our income tax rate for full fiscal year 2004 to be 33.2%.

NET INCOME

   Net income was $12.2 million for the three months ended June 30, 2004, which represented an increase of 25.4%, or $2.5 million, from the three months ended June 30, 2003 as a result of the factors discussed above.

NINE MONTHS ENDED JUNE 30, 2004 VERSUS NINE MONTHS ENDED JUNE 30, 2003

REVENUE

   Revenue was $226.7 million for the nine months ended June 30, 2004, which represented a 23.4%, or $43.0 million, increase from the nine months ended June 30, 2003. Of this increase, $41.9 million was due to an increase in sales volume and $1.1 million was due to an increase in weighted average selling price resulting from both a higher valued product mix and favorable foreign exchange rate changes, which more than offset selective price reductions that were granted to certain customers. Revenue for the nine months ended June 30, 2004 would have been $3.8 million lower had the average exchange rates for the Japanese Yen and Euro during the nine month period held constant with the prior year's nine month average rates.

COST OF GOODS SOLD

   Total cost of goods sold was $114.3 million for the nine months ended June 30, 2004, which represented an increase of 25.9%, or $23.5 million, from the nine months ended June 30, 2003. Approximately $20.7 million of this increase was due to higher sales volume and $2.8 million was associated with higher average costs primarily due to higher costs associated with meeting increased customer performance requirements for our products.

GROSS PROFIT

   Our gross profit as a percentage of revenue was 49.6% for the nine months ended June 30, 2004 as compared to 50.6% for the nine months ended June 30, 2003. The 1.0% decrease in gross profit expressed as a percentage of revenue resulted primarily from increased costs associated with meeting customer requirements for higher product quality.

RESEARCH AND DEVELOPMENT

   Total research and development expenses were $33.0 million in the nine months ended June 30, 2004, which represented an increase of 13.7%, or $4.0 million, from the nine months ended June 30, 2003. Research and development expense increased $2.5 million due to higher staffing costs, $0.9 million due to higher depreciation related to the purchase of equipment for our CMP polishing and metrology clean room and $0.5 million due to higher technical service and consulting fees. R&D efforts were mainly related to new and enhanced CMP slurry products for copper and other applications, advanced chemistry and particle technology and new CMP polishing pad technology.

SELLING AND MARKETING

   Selling and marketing expenses were $12.4 million in the nine months ended June 30, 2004, which represented an increase of 57.1%, or $4.5 million, from the nine months ended June 30, 2003. The increase resulted primarily from higher staffing costs of $2.1 million, increased office expenses of $0.5 million, higher consulting fees of $0.5 million, increased travel costs of $0.4 million and $0.3 million in separation costs for certain employees, including an executive. The higher selling and marketing expenses are primarily in respect of our increased customer support initiatives, including the addition of and expansions to a number of sales offices and our transition to selling direct to customers in Europe, Singapore, Malaysia and Japan, rather than through a distributor.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses were $16.5 million in the nine months ended June 30, 2004, which represented an increase of 21.4%, or $2.9 million, from the nine months ended June 30, 2003. The increase resulted from $1.6 million in higher staffing costs, $0.4 million of increased professional fees, $0.3 million due to higher insurance premiums and $0.2 million in separation costs for an executive.

AMORTIZATION OF INTANGIBLES

   Amortization of intangibles was $0.3 million for both the nine months ended June 30, 2004 and June 30, 2003.

OTHER INCOME, NET

   Other income was negligible for the nine months ended June 30, 2004, compared to $0.1 million for the nine months ended June 30, 2003. Compared to the prior year, foreign exchange losses increased by $0.4 million and were partially offset by higher interest income and lower interest expense.

PROVISION FOR INCOME TAXES

   The effective income tax rate was 33.2% in the nine months ended June 30, 2004 and 33.5% for the nine months ended June 30, 2003. The decrease in the effective tax rate was primarily due to increased extraterritorial income tax deductions related to export sales of our products from North America.

NET INCOME

   Net income was $33.6 million in the nine months ended June 30, 2004, which represented an increase of 19.5%, or $5.5 million, from the nine months ended June 30, 2003 as a result of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

   We had cash flows from operating activities of $47.8 million in the nine months ended June 30, 2004 and $35.9 million in the nine months ended June 30, 2003. Our cash provided by operating activities for the nine months ended June 30, 2004 originated from net income from operations of $33.6 million and non-cash items of $14.5 million, which were partially offset by a net increase in working capital of $0.3 million.

   In the nine months ended June 30, 2004, cash flows from investing activities were $5.2 million, primarily due to capital spending in our research and development, manufacturing and information technology areas. Full fiscal year 2004 capital spending, including our investment in NanoProducts and purchase of additional land adjacent to our existing facilities in Geino, Japan, is anticipated to be approximately $17.0 million. In the nine months ended June 30, 2003, capital spending was $8.1 million, primarily due to the purchase of additional production-related equipment and for metrology tools to support increased polishing capacity in our CMP polishing and metrology clean room. In addition, we received cash of approximately $1.8 million from the January 2003 sale of our distribution center and land in Ansung, South Korea.

   Cash flows from financing activities were $2.0 million in the nine months ended June 30, 2004. Cash provided from financing activities resulted from the issuance of common stock associated with the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan, which was partially offset by principal payments made under capital lease obligations. Cash flows from financing activities were negligible in the nine months ended June 30, 2003. On February 6, 2003, we prepaid the entire $3.5 million unsecured term loan that had been funded on the basis of the Illinois State Treasurer's Economic Program, which had been due on April 3, 2005 and had incurred interest at an annual rate of 4.68%. In the year ago period, we also made principal payments under capital lease obligations. Cash used for these purposes was offset by funds received from the issuance of common stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan.

   On July 22, 2004 we announced that our Board of Directors had authorized a share repurchase program for up to $25 million of our outstanding common stock. Shares will be repurchased from time to time, depending on market conditions, in open market transactions, at management's discretion. We intend to fund share repurchases from our existing cash balance. The program is primarily intended to diminish dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. The program, which was effective on the announcement date, may be suspended or terminated at any time, at the Company's discretion.

   We believe that cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures and share repurchases for the foreseeable future. However, we plan to expand our business and continue to improve our technology and, to do so, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.

OFF-BALANCE SHEET ARRANGEMENTS

   At June 30, 2004 and September 30, 2003, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

   The following summarizes our contractual obligations at June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS
(IN MILLIONS)

                                                         LESS THAN     1-3        4-5      AFTER 5
                                               TOTAL      1 YEAR      YEARS      YEARS      YEARS
                                              -------    ---------   --------   -------    -------
Capital lease obligations ..............      $   8.0    $     1.4   $    3.0   $   2.3    $   1.3
Operating leases .......................          1.3          0.6        0.6       0.1        0.0
Purchase obligations ...................         70.3         49.3       14.8       3.7        2.5
Other long-term liabilities ............          2.5          0.0        1.2       0.0        1.3
                                              -------    ---------   --------   -------    -------
Total contractual obligations ..........      $  82.1    $    51.3   $   19.6   $   6.1    $   5.1
                                              =======    =========   ========   =======    =======

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

PURCHASE OBLIGATIONS

   Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services. In the fourth quarter of fiscal 2003, we recorded a $2.0 million liability for a raw material supply agreement for a polishing pad technology that was previously under development, but is no longer being pursued. Our total obligation with respect to this agreement is $2.3 million, of which $1.1 million is recorded in current liabilities and shown in the preceding table under purchase obligations and $1.2 million is included in other long-term liabilities, which are discussed below.

   From the time of our initial public offering in April 2000 to January 2004, we purchased fumed silica and fumed alumina under a fumed metal oxide agreement with Cabot Corporation that was due to expire June 2005. Under this agreement, we were obligated to purchase at least 90% of our six-month volume forecast of fumed silica from Cabot Corporation and were obligated to pay for the shortfall if we purchased less than that amount. In January 2004 we entered into a fumed silica supply agreement with Cabot Corporation, which replaces the original fumed metal oxide agreement with respect to fumed silica, and accordingly amended our fumed metal oxide agreement with respect to its fumed silica terms such that the agreement now only applies to fumed alumina through its original term of June 2005. Under the fumed silica supply agreement, we continue to be obligated to purchase at least 90% of our six-month volume forecast and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December 2006. This agreement has an initial five-year term, but we can choose to renew the agreement for another five-year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Purchase obligations include $40.5 million of contractual commitments for fumed silica and fumed alumina under these contracts based upon our anticipated renewal of the fumed alumina agreement through December 2011.

   We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the manufacturer's dispersion facility. The initial term of the agreement expires in October 2004, with automatic one-year renewals, and contains a 90-day cancellation clause executable by either party. Purchase obligations related to this agreement are $9.5 million, which include a termination payment if the agreement is not renewed. We expect to renew the agreement at the end of the initial term.

      In June 2003 we entered into a technology licensing and co-marketing agreement with a semiconductor equipment manufacturer under which we develop, manufacture and sell polishing pads utilizing endpoint detection window technology licensed from the manufacturer for use on the manufacturer's equipment. Under this agreement, we are obligated to supply this manufacturer with certain free commercially available polishing pads, up to an agreed upon dollar amount, for particular uses over a seven year period. The table above includes estimated total costs associated with these products of $1.7 million over the remaining period. We are also obligated to supply the equipment manufacturer with certain commercially available polishing pads, up to an agreed upon dollar amount over the seven year period, which the manufacturer will purchase from us at our cost. We will also pay a royalty to the equipment manufacturer and, in certain circumstances, to another party to whom we are a sub-licensee under our agreement, based upon net revenue earned with respect to commercial sales of polishing pads covered under the agreement. The agreement's term lasts as long as the patents on the technology subject to the license agreement remain valid and enforceable.

      We had been operating under a distribution agreement with an existing supplier of polishing pads to the semiconductor industry pursuant to which the supplier sold pads to us for our resale to end users. However, due to what we believe was a less than acceptable level of profitability under this value-added reseller model, the distribution agreement was terminated by mutual agreement in June 2004. Pursuant to our June 2004 termination agreement, we are obligated to pay a non-material transition fee, which is included in the table.

      In June 2004 we entered into a land purchase agreement to purchase additional land adjacent to our existing facilities in Geino, Japan for the purpose of possible future expansion of our technology and manufacturing infrastructure. The total cost of the land purchase is approximately $3.2 million. The table above includes our fourth fiscal quarter payment obligation.

      Subsequent to the end of our third fiscal quarter, in July 2004 we formed a strategic alliance with NanoProducts Corporation. Under this arrangement, we intend to collaborate with NanoProducts to develop nanoscale particles for use in CMP slurries, and other fine finish polishing applications. In addition, we obtained a minority equity ownership interest in NanoProducts Corporation. As of July 30, 2004 we have invested $1.8 million in NanoProducts and intend to pay an additional $1.9 million, subject to NanoProducts meeting certain terms and conditions, representing a total investment of $3.8 million. The table above does not reflect this obligation because we did not incur the obligation until after the end of the third fiscal quarter.

      OTHER LONG-TERM LIABILITIES

      Other long-term liabilities include the $1.2 million long-term portion of the purchase obligation discussed in "Purchase Obligations" above, that we recorded for a raw material supply agreement for a polishing pad technology that was previously under development, but is no longer being pursued. Also included is $1.3 million for pension and deferred compensation obligations.

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

   In December 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104") which supersedes Staff Accounting Bulletin No. 101, "Revenue Recognition in

Financial Statements" ("SAB 101"). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issue Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not impact our consolidated financial position, results of operations or cash flow.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN CMP CONSUMPTION

   Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for the most advanced IC applications in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership of materials consumed in their manufacturing processes, including CMP slurries. We expect these technological changes and advances, and this drive toward lower costs, to continue in the future. Emerging technologies in the semiconductor industry, such as polishing pads containing abrasives and electrochemical mechanical planarization ("ECMP"), as well as our customers' efforts to reduce consumption of CMP slurries, could render our products less important to the IC device manufacturing process.

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS

   Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us, as we saw in the third fiscal quarter with respect to one customer who has notified us of their decision to transition to another supplier of CMP slurries for polishing 130 nanometer copper interconnects. Our principal customers also hold considerable purchasing power, which can impact the pricing, and terms of sale of our products. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations. Our five largest customers, of which one is a distributor, accounted for approximately 54% of our revenue for the nine months ended June 30, 2004. For the nine months ended June, 2003 our five largest customers, of which two were distributors, accounted for approximately 63% of our revenue. In June 2003, we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through one of these distributors.

ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

   Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides or other key raw materials. We operate under three raw material supply agreements with Cabot Corporation, one of which is for the supply of fumed silica and two of which are for the supply of fumed alumina. Under these agreements, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica. We believe it would be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation or another supplier becomes unable to supply us with sufficient quantities of fumed metal oxides which meet the quality and technical specifications required by our customers. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation or another supplier, could adversely affect us as well.

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

BECAUSE WE HAVE LIMITED EXPERIENCE IN MANUFACTURING AND SELLING CMP POLISHING PADS, EXPANSION OF OUR BUSINESS INTO THIS AREA MAY NOT BE SUCCESSFUL

   An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including manufacturing and selling CMP polishing pads. Developing, manufacturing and marketing these products involve technologies and production processes in which we have more limited experience, and we may not be able to develop and produce products that satisfy our customers' needs or we may be unable to keep pace with technological or other developments in the design and production of polishing pads. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

   We currently have operations and a large customer base outside the United States. Approximately 68% of our revenue was generated by sales to customers outside the United States for our fiscal year ended 2003. For the nine months ended June 30, 2004, approximately 74% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in certain foreign countries, including but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights. In June 2003 we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through a third party distributor. Selling directly may increase our risk of conducting business in foreign countries.

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

   Protection of intellectual property is particularly important in our industry because CMP slurry and pad manufacturers develop complex technical formulas for CMP products which are proprietary in nature and differentiate their products from those of competitors. Our intellectual property is important to our success and ability to compete. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could seriously harm our business.

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

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

   Our business is affected by current economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. For example, our quarterly revenue trends in fiscal years 2001 through 2003 were affected by the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories. While the semiconductor industry has been recovering from this prolonged downturn, the period over which the recovery may continue is uncertain. Further, the semiconductor industry has been cyclical, and the advent of the next downturn could adversely affect our business.

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

MARKET RISK AND SENSITIVITY ANALYSIS OF FOREIGN EXCHANGE RATE RISK

   We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of June 30, 2004, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 4. CONTROLS AND PROCEDURES

   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

   While we believe the present design of our disclosure controls and procedures is effective to make known to our senior management in a timely fashion all material information concerning our business, we intend to continue to improve the design and effectiveness of our disclosure controls and procedures to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

   There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are not currently involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITITES

ISSUER PURCHASES OF EQUITY SECURITIES

                                                             TOTAL NUMBER OF SHARES      APPROXIMATE DOLLAR VALUE OF
                           TOTAL NUMBER      AVERAGE          PURCHASED AS PART OF         SHARES THAT MAY YET BE
                             OF SHARES     PRICE PAID          PUBLICLY ANNOUNCED         PURCHASED UNDER THE PLANS
  PERIOD                     PURCHASED      PER SHARE           PLANS OR PROGRAMS                OR PROGRAMS
--------------             -------------   -----------       ----------------------      ---------------------------
April 1, 2004
   through
April 30, 2004                   -              -                       -                               -
 May 1, 2004
    through
 May 31, 2004                    -              -                       -                               -
 June 1, 2004
    through
 June 30, 2004                   -              -                       -                               -
                           -------------   -----------       ----------------------      ---------------------------
 Total (1)                       -              -                       -                               -

   (1) No shares were repurchased during the reporting period of this Form 10-Q.

   On July 22, 2004 we announced that our Board of Directors had authorized a share repurchase program for up to $25 million of our outstanding common stock. Shares will be repurchased from time to time, depending on market conditions, in open market transactions, at management's discretion. We intend to fund share repurchases from our existing cash balance. The program is primarily intended to diminish dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. The program, which was effective on the announcement date, may be suspended or terminated at any time, at the Company's discretion.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

              EXHIBIT
              NUMBER         DESCRIPTION
              -------        -----------
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

              32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             In a report dated April 22, 2004, Cabot Microelectronics reported under Item 7. "Financial Statements and Exhibits" and Item 12. "Results of Operations and Financial Condition" that on April 22, 2004 Cabot Microelectronics reported financial results for its second fiscal quarter ended March 31, 2004.

             In a report dated July 1, 2004, Cabot Microelectronics reported under Item 7. "Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure" that on July 1, 2004 Cabot Microelectronics announced that it has entered into a strategic alliance with NanoProducts Corporation, a privately-held technology leader in nanoscale particles and related nanotechnology products.

             In a report dated July 22, 2004, Cabot Microelectronics reported under Item 7. "Financial Statements and Exhibits", Item 9. "Regulation FD Disclosure" and Item 12. "Results of Operations and Financial Condition" that on July 22, 2004 Cabot Microelectronics reported financial results for its third fiscal quarter ended June 30, 2004. The Company also announced that its Board of Directors has authorized a share repurchase program for up to $25 million of the company's outstanding stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CABOT MICROELECTRONICS CORPORATION

Date: August 6, 2004           /s/ WILLIAM S. JOHNSON
                               ---------------------------------------------
                               William S. Johnson
                               Vice President and Chief Financial Officer
                               [Principal Financial Officer]

Date: August 6, 2004           /s/ THOMAS S. ROMAN
                               ---------------------------------------------
                               Thomas S. Roman
                               Corporate Controller
                               [Principal Accounting Officer]