Form 10-K
period 2004-09-30
CABOT MICROELECTRONICS CORP
filed 2004-12-08
CIK 1102934

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



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004



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

    The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2004 as reported by the NASDAQ National Market, was approximately $1,045,000,000. For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

    As of November 30, 2004, the Company had 24,649,518 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 8, 2005 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

    This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see item 7 of Part II of this Form 10-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CABOT MICROELECTRONICS CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                                     INDEX

                                                                       PAGE
                                                                       ----
                                  PART I.
Item 1.  Business....................................................    2
Item 2.  Properties..................................................   10
Item 3.  Legal Proceedings...........................................   11
Item 4.  Submission of Matters to a Vote of Security Holders.........   12
         Executive Officers of the Registrant........................   12

                                 PART II.
Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities...........   14
Item 6.  Selected Financial Data.....................................   14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   16
Item
  7A.    Quantitative and Qualitative Disclosures about Market
         Risk........................................................   30
Item 8.  Consolidated Financial Statements and Supplementary Data....   31
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   56
Item
  9A.    Controls and Procedures.....................................   56
Item
  9B.    Other Information...........................................   56

                                 PART III.
Item
  10.    Directors and Executive Officers of the Registrant..........   56
Item
  11.    Executive Compensation......................................   57
Item
  12.    Security Ownership of Certain Beneficial Owners and
         Management..................................................   57
Item
  13.    Certain Relationships and Related Transactions..............   57
Item
  14.    Principal Accounting Fees and Services......................   57

                                 PART IV.
Item
  15.    Exhibits, Financial Statement Schedules.....................   58
         Exhibit Index...............................................   58
         Signatures..................................................   61

                                     PART I

ITEM 1.  BUSINESS

OUR COMPANY

     Cabot Microelectronics Corporation ("Cabot Microelectronics," "the Company," "us," "we," or "our") is the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices within the semiconductor industry, in a process called chemical mechanical planarization ("CMP"). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. Planarization is a polishing process that uses CMP slurries and pads to level, smooth and remove excess material from the surfaces of these layers, while leaving minimal residue or defects on the surface. CMP slurries are liquid solutions generally composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level.

     CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers continue to shrink the size of these devices and to improve their performance. Our CMP products are used for a number of applications, such as polishing insulating oxide layers, the tungsten plugs that connect the multiple wiring layers of IC devices through these insulating layers, and copper wiring. In addition, we have developed and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area. We are continuing to develop new and improved products for these applications as well as improving existing products on an ongoing basis. In addition, we are developing polishing pads for use in the CMP process.

     Prior to our initial public offering in April 2000, we operated as a division of Cabot Corporation ("Cabot Corporation"). In September 2000 we became a wholly independent entity upon Cabot Corporation's spin-off of its ownership in us that remained after the initial public offering.

  IC DEVICE MANUFACTURING

     Advanced IC devices are composed of millions of transistors and other electronic components connected by miles of wiring. The wiring, composed primarily of either aluminum or copper, carries electric signals through the multiple layers of the IC device. Insulating material is used throughout the IC device to isolate the electronic components and the wiring, thereby preventing short circuiting and improving the efficiency of the travel of the electric signal within the device. To enhance performance, IC device manufacturers have progressively increased the number and density of transistors and other electronic components in each IC device. As a result, the number of wires and the number of layers have also increased. We expect this trend towards increased complexity to continue. In addition, we expect that in the future, other more advanced materials will be used in IC devices, and will need to be polished with CMP.

     The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon. A large number of identical IC devices, or dies, are manufactured on each wafer at the same time. The first step in the manufacturing process builds transistors and other electronic components on the silicon wafer. These are then isolated from each other to prevent electrical signals from bridging from one transistor to another by using a technique called shallow trench isolation ("STI"). Once the transistors and other electronic components are in place on the silicon wafer, they are usually covered with a layer of insulating material, most often silicon dioxide. These components are then wired together using either aluminum or copper in a particular sequence to produce a functional IC device with particular characteristics; copper wiring currently is used in the most advanced devices. At the end of the process, the wafer is cut into the individual dies, which are then packaged to form individual chips.

     The two major segments in the IC industry that use CMP are logic and memory. Logic devices include chips such as microprocessors, digital signal processors (DSP), microcomponents and microcontrollers. These are normally computing intensive devices that need to perform large numbers of processing steps every second.

As a result, these chips, particularly the leading microprocessors and DSPs, usually require use of the latest technology that increases speed of signal processing. The leading logic chips use copper wiring to provide that speed since copper wiring has lower resistance than aluminum wiring, which is used in older logic devices and in chips that do not require this speed. Memory devices, which include flash, DRAM and SRAM chips, function by reading, storing and writing data. Traditionally this segment has been highly cost sensitive and processing speed is not as critical. Therefore, memory devices tend to use aluminum wiring, which represents a lower cost approach than copper.

     CMP is used to planarize the various insulating layers of an IC device and prepare them for a process known as metallization. During metallization, wiring is added to the surface of the insulating layer through a series of steps involving the following: deposition of a metal onto the surface of the layer; projection of an image of the desired wiring pattern on the layer using a process known as photolithography; and removal of the excess deposited metal from the surface of the insulating layer, which leaves behind the desired wiring pattern. If the IC device uses aluminum wiring, the excess metal is removed using a process called etching. If the IC device uses copper wiring, the excess metal is removed by a CMP process step.

     When the wiring on a particular layer of the IC device is finished, another layer of insulating material is added and may be planarized using CMP. This process of alternating insulating and wiring layers is repeated until the desired wiring within the IC device is completed. The electronic components and wiring layers are connected by conductive plugs that are formed by making holes in the insulating layers and filling those holes with metal, usually tungsten for aluminum wiring or copper for copper wiring. After these holes have been filled with metal, either an etching process for aluminum wiring or CMP for copper wiring, is used to remove all the excess metal above the surface of the insulating layer so that the top of the plug is level with the surface of the insulating layer before the next wiring layer is built.

     The number of transistors on a chip has increased exponentially since the inception of the IC industry, generally following what is referred to as "Moore's Law", in which the number of transistors on an integrated circuit historically has doubled every 12-18 months. This has driven relentless improvement in the speed and a reduction in the cost of computing power available today. As a result of this evolution, the number of wires and the number of wiring layers in an IC device have also increased. To accommodate and standardize these increases, the semiconductor industry follows generally accepted design rules that describe current and projected size and spacing of electronic components and wiring in IC devices. To date, the size and spacing in these design rules have been progressively decreasing to accommodate the demand for increased circuit density and transistor miniaturization. As the density has increased, the amount of wiring needed to connect the transistors and other electronic components to each other also has increased. As IC devices have become smaller, this increase in wiring has required tighter and more precise spacing of the wiring, and an increased number of wiring layers in IC devices. The industry uses the term "node" to define advancement of technology from one generation to the next. For example, in the present 130 nanometer node, the size of the smallest wire on the chip is 130 nanometers. Historically the industry has moved from one node to the next in a time frame of roughly two years. Today, the leading participants in the industry are migrating from the 130 nanometer to the 90 nanometer node. Although we expect technology to continue to advance in the future, we have recently observed that the time between adoption of one technology node to adoption of the next technology node appears to be increasing.

     Most IC devices today are manufactured on 200 mm silicon wafers. However, a significant development for the IC industry is the transition to manufacturing IC devices using 300 mm wafers. The industry leaders are driving this change from 200 mm to 300 mm wafers to reduce the cost of making each chip. In general, 300 mm wafer manufacturing began in 2002 and this trend is expected to accelerate in the future. The larger 300 mm wafers contain more IC devices and typically use less CMP slurry per device.

  CHEMICAL MECHANICAL PLANARIZATION

     The CMP process utilizes a combination of chemical reactions and mechanical abrasion to planarize the insulating and conductive layers of an IC device that are built upon a silicon wafer. During the CMP process the wafer is typically held on a rotating carrier, which is spun at high speed and pressed against a rotating polishing table. The portion of the table that comes in contact with the wafer is covered by a textured polishing pad. A

CMP slurry is continuously applied to the polishing pad to facilitate and enhance the polishing process. CMP slurries are liquid solutions generally composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level. CMP pads are engineered polymeric materials designed to distribute and transport the slurry to the surface of the wafer and distribute it evenly across the wafer.

  BENEFITS OF CMP

     CMP provides IC device manufacturers with a number of advantages. CMP enables IC device manufacturers to produce IC devices that are smaller and of greater density of transistors and other electronic components, both of which improve the performance and capabilities of the device. As IC devices shrink and become denser, they require smaller feature sizes and tighter spacing among the device wiring. If the surface is not level, the smaller feature size and tighter spacing make it more difficult for the photolithography equipment to focus accurately and create the desired wiring pattern. In addition, because today's smaller, denser IC devices have more layers than previous devices, any unevenness of a layer at or near the bottom of an IC device will be magnified in the additional layers that are added to the device. Defects caused by problems in the photolithography process or unevenness in the layers can lead to short circuits, reduced performance and at worst, failure of the IC device. By using CMP, IC device manufacturers can eliminate or minimize these problems.

     By enabling IC device manufacturers to make smaller IC devices, CMP allows them to increase the number of IC devices that fit on a wafer. This increase in the number of IC devices that fit on a wafer in turn increases the throughput, or the number of IC devices that can be manufactured in a given time period, and reduces the cost per chip. CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield. Improvements in throughput and yield reduce an IC device manufacturer's unit production costs. Manufacturers have the opportunity to achieve further improvements in throughput and yield as new improvements to the CMP process help to reduce defect rates and decrease the amount of time required for the polishing process.

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

     - low defectivity, which means that the devices have fewer imperfections and therefore produce higher yield; and

     - cost, which is important for users to minimize their cost of manufacturing.

     These attributes may be achieved through technical optimization of both the slurry and the pad in conjunction with an appropriately designed CMP process. These qualities affect and enhance the performance of IC devices, and most also have the ability to reduce the cost of ownership of the CMP process for IC device manufacturers. Cost of ownership is the result of a calculation by which IC device manufacturers evaluate the benefits and costs of each production step by analyzing the impact of that step on throughput and yield, compared with the costs of the production inputs of that step.

     Prior to introducing new or different CMP slurries into its manufacturing process, an IC device manufacturer generally requires the product to be qualified in its plant through a series of tests and evaluations. These qualifications are intended to ensure that the product will function properly in the manufacturing process, as well as to optimize its application. These tests may require changes to the CMP process or the CMP slurry.

While this qualification process varies depending on numerous factors, it is not unusual for it to be very costly and to take six or more months to complete. IC device manufacturers usually take the cost, time delay and impact on production into account when they consider implementing or switching to a new CMP slurry.

INDUSTRY TRENDS

     The semiconductor industry has experienced rapid growth over the past three decades, but it has also been highly cyclical and prone to downturns on a relatively regular two to three year basis. Over the past one to two years, the industry was in an expansion phase, as it had been recovering from one of the most severe downturns in its history, following the end of the technology boom of the late 1990's. While 2004 has been a strong growth year for the industry, there are indications that 2005 will be a year of moderating revenue growth for the broad semiconductor industry, and possibly even a contraction.

     Over the next several years, we believe that growth in emerging consumer connectivity and wireless technologies such as digital mobile phones, digital still and video cameras, digital television and portable media will represent the next wave in the semiconductor industry. We believe that the increased emphasis on memory technology and the incorporation of advanced memory products into digital consumer devices will drive additional growth in the industry over the long term, in parallel with the industry's traditional emphasis on microprocessors for personal computers.

     We anticipate the worldwide market for CMP consumables used by IC device manufacturers will grow in the future as a result of expected increases in the number of IC devices produced, the percentage of IC devices produced that require CMP and the number of CMP polishing steps used to produce these devices. In addition, we believe that technology advances will require the use of new materials in IC device manufacture that will require new CMP solutions. We expect this anticipated growth will be somewhat mitigated by efficiencies in CMP slurry usage, driven by pressure on IC manufacturers to reduce their CMP costs. Some examples of these potential efficiencies include the transition by IC manufacturers from 200 mm to 300 mm wafers, as well as the development of technologies intended to reduce slurry usage. In addition, we have recently observed that the time between adoption of one technology node to the adoption of the next technology node appears to be increasing.

     As CMP technology has become more advanced, we believe that CMP technical solutions have become more complex, and leading edge technologies now often require some customization by customer, tool set and process integration approach. Further, as CMP technology has matured, we believe that semiconductor manufacturers' processes have become highly sensitive to CMP slurries, and customers now demand a very high level of consistency and quality in CMP slurry products.

     Another trend that we have observed is the continued transition of IC manufacturing to the Asia Pacific region.

STRATEGY

     In an effort to maintain our leadership in IC CMP slurries as well as grow our business profitably, we intend to continue to pursue the following strategies:

  ADVANCE OUR TECHNOLOGY LEADERSHIP

     We believe that technology is vital to success in the CMP slurry business and we plan to continue to devote significant resources to research and development. We need to keep pace with the rapid technological advances in the semiconductor industry so we can continue to deliver products that meet or exceed our customers' evolving needs. Our technology efforts are focused on three main areas: development of new products for specific applications; process development to support rapid and effective commercialization of new products; and, development of fundamental enabling technology to provide new platforms for future generation products. Additionally, we plan to expand our technology infrastructure by constructing an Asia Pacific technology center in Geino, Japan which will add polishing, metrology and product development capability to support our customers in the Asia Pacific region.

  ACHIEVE OPERATIONS EXCELLENCE

     Our customers demand increasing performance of our products in terms of product quality and consistency and expect a reliable supply source. We believe the capacity and the location of our production facilities in the United States, Europe and Asia allow us to provide a reliable supply chain to meet our customers' CMP slurry requirements in a consistent and timely manner. We intend to advance our strict quality controls in order to improve the uniformity and consistency of performance of our CMP products. To support our operations excellence initiative, we have broadly introduced the concepts of Six Sigma, which is a systematic, data-driven approach and methodology for improving quality by reducing variability in processes, across our company. We believe there may be significant opportunities to improve product quality and to capture productivity and efficiency gains through this process.

  BECOME CLOSER TO OUR CUSTOMERS

     We believe that building close relationships with our customers is another cornerstone for long-term success in our business. We work closely with our customers to identify and develop new and better CMP consumables, to integrate our products into their manufacturing processes and to assist them with supply, warehousing, packaging and inventory management. We have devoted significant resources to enhancing our close customer relationships and we are committed to continuing this effort. As more of our business shifts to the Asia Pacific region, we are reinforcing our customer commitment by constructing an Asia Pacific technology center in Geino, Japan, which we believe will enhance our ability to provide optimized CMP solutions to our customers in this region.

  EXPAND INTO NEW APPLICATIONS AND PRODUCTS

     We intend to leverage our CMP experience and technology to explore new applications and products to diversify and grow our business, such as we have accomplished with our slurries for data storage polishing applications. We believe that we have unique capabilities to modify surfaces of materials using chemistry in conjunction with mechanical abrasion, at an atomic level, which may provide enhanced or previously unseen performance that can be applied to a range of fine finish polishing applications.

  EXPAND GLOBAL PRESENCE

     We believe that having production facilities, personnel and technical resources in strategic locations around the world is important to the success of our business, particularly in light of increased IC device manufacturing in Asia. Accordingly, we have established operations in North America, Asia Pacific and Europe, including production facilities in the United States, Barry, Wales and Geino, Japan. We also have assembled a team of business professionals, account managers and technical support personnel strategically located in the United States, Europe, Taiwan, Singapore, Japan, China and South Korea. Further, we are expanding our technology infrastructure through our planned Asia Pacific technology center which we believe will enhance our ability to provide optimized CMP solutions to our customers in the Asia Pacific region. We intend to continue to expand our production capacity and technical and sales support in locations around the world where our customers are concentrated.

  ATTRACT AND RETAIN WORLD-CLASS PERSONNEL

     We have assembled a highly skilled and dedicated workforce that includes a wide range of scientists, applications specialists and business professionals, many of whom have significant experience in the semiconductor industry. We plan to continue to attract, motivate, develop and retain experienced personnel who are committed to providing high-performance products and strong customer and applications support.

PRODUCTS

  CMP SLURRIES FOR IC DEVICES

     We produce CMP slurries of various formulations for polishing a wide variety of materials. In addition to improving our existing tungsten and oxide slurries, we focus on developing new slurries to keep pace with our customers' evolving needs. Our new generations of tungsten and oxide slurries, which are currently the most common use of CMP in IC device manufacturing, are designed to improve flatness, reduce defects in IC devices and reduce the required polishing time.

     We also manufacture slurry products for polishing copper used in the wiring layers of the most advanced IC devices and are working on next generation slurries for these applications. These products include different slurries for polishing the primary copper film, as well as the thin barrier metal layer used in copper wiring. We have also developed a slurry for an application known as direct STI which helps eliminate a number of manufacturing steps for our customers. We continue to work closely with our customers to develop advanced slurries to meet their evolving technological needs.

  CMP SLURRIES FOR THE DATA STORAGE INDUSTRY

     We produce CMP slurries for polishing the magnetic heads and the coating on disks in hard disk drives by leveraging our core slurry technology and manufacturing capacity, as well as by employing personnel who understand the needs of the data storage industry. We believe CMP significantly improves the surface finish of these coatings, resulting in greater storage capacity of the substrates, and also improves the production efficiency of manufacturers of hard disk drives by helping them increase their throughput and yield. We have also established a dedicated research and development team and an applications support team similar to that used for our other slurry products.

  CMP POLISHING PADS

     CMP polishing pads are consumable materials used in the CMP process that work in conjunction with CMP slurries to facilitate the polishing process. We believe the CMP polishing pad market is currently led by one principal supplier, Rohm and Haas. Through discussions with our customers, as well as our own examination of the CMP polishing pad market, we have determined that demand exists for higher quality, more reliable and consistent polishing pads. We previously had participated in the polishing pad business as a value added reseller of pads supplied to us by a third party. However, due to what we believe was a less than acceptable level of profitability under this value-added reseller model, the distribution agreement was terminated by mutual agreement in June 2004. We continue to believe that there is value in co-developing slurries and pads to achieve technically optimized CMP solutions. We continue our development of pads utilizing our own and licensed technology.

CUSTOMERS, SALES AND MARKETING

     Our sales process begins with development teams who work closely with our customers, using our research and development facilities to design CMP products tailored to their precise needs. Next, our applications teams work with customers to integrate our products into their manufacturing processes. Finally, our logistics and sales personnel work to provide reliable supply, warehousing, packaging and inventory management to our customers. Through our interactive approach, we are able to build close relationships with our customers in a variety of areas.

     We also market our products through independent distributors primarily in Taiwan and China. Over the last few years we have reduced the number of resellers that distribute our products, employing more of a direct sales model.

     In response to significant growth in the IC device manufacturing industry in Asia, we have increased our focus in Asia over the last several years by increasing the number of sales and marketing, technical and customer support personnel present in this region. In addition, during the fourth fiscal quarter of 2004 we commenced design work on an Asia Pacific technology center. The technology center, which will be located adjacent to our existing manufacturing facility in Geino, Japan, is expected to become operational during the second half of 2005, and will include polishing, metrology and product development capability to support our customers in this region.

     In fiscal 2004, our five largest customers, of which one is a distributor, accounted for approximately 55% of our revenue, with Marketech (our distributor in Taiwan and China), and Intel accounting for approximately

32% and 9% of our revenue, respectively. In fiscal year 2003, our five largest customers, of which two were distributors, accounted for approximately 61% of our revenue, with Marketech and Intel accounting for approximately 28% and 15% of our revenue, respectively. In June 2003, we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through one of these distributors.

CABOT CORPORATION AS OUR MAJOR SUPPLIER OF RAW MATERIALS

     The base ingredients for most of our CMP slurries are ultra-fine, high purity fumed metal oxides -- fumed silica and fumed alumina -- that are both produced by a flame process. From the time of our initial public offering in April 2000 to January 2004, we purchased fumed silica and fumed alumina under a fumed metal oxide agreement with Cabot Corporation that was due to expire in June 2005. In January 2004 we entered into a fumed silica supply agreement with Cabot Corporation, which replaced the original fumed metal oxide agreement with respect to fumed silica, and accordingly amended our fumed metal oxide agreement with respect to its fumed silica terms such that the agreement now only applies to fumed alumina and runs through June 2005. This fumed silica supply agreement provides for improved supply assurance, reduces our risk to rising raw material costs and implements improved quality performance measures and requirements that support our initiative to increase product quality and consistency. The contract provides for the cost of fumed silica to increase approximately 4% over the initial six-year term of the fumed silica supply agreement, and in some circumstances is subject to certain inflation adjustments and certain shared cost savings adjustments resulting from our joint efforts. Under the fumed silica supply agreement, Cabot Corporation continues to be our primary supplier, subject to certain terms and conditions, of fumed silica for our slurry products produced as of the effective date of the fumed silica supply agreement. Subject to those terms and for products introduced since that time, we have the flexibility to purchase from other parties. The agreement prohibits Cabot Corporation from selling fumed silica to third parties for, or engaging itself in its use in, CMP applications. This agreement expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal.

     In addition, since December 2001, we have operated under a fumed alumina supply agreement with Cabot Corporation under which Cabot Corporation expanded its capacity for the manufacture of fumed alumina, and we have the first right to all of this expanded capacity. The agreement provides that the price we pay to Cabot Corporation for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, plus its capital costs for expanding its capacity, plus an agreed upon rate of return on investment, plus incentive payments if they produce more than a certain amount of fumed alumina per year that meets our specifications. Under this agreement, Cabot Corporation is the exclusive supplier of certain quantities of fumed alumina for products we produced as of the effective date of the agreement, subject to certain terms and conditions. For amounts over these quantities, and for products we introduce after the effective date, we have the flexibility to purchase from other parties. The agreement prohibits Cabot Corporation from selling fumed alumina to third parties for, or engaging itself in its use in, CMP applications. The agreement has an initial five-year term and we may renew the agreement for an additional five-years to 2011.

     If Cabot Corporation fails to supply us with our requirements for any reason, including if we require product specification changes that Cabot Corporation cannot meet, we have the right to purchase products meeting those specifications from other suppliers.

RESEARCH AND DEVELOPMENT

     We believe our leadership position depends in part on our ability to develop CMP applications tailored to our customers' needs. In our product development and dispersion technology laboratories, our skilled technical personnel study different aspects of the CMP process and CMP products, such as various studies of chemical reactions on the surfaces of wafers. Results from these studies allow us to adjust the composition of our slurries to achieve uniform polishing performance. Understanding the chemical processes on the surface of the polished wafer allows us to compose slurries with specifically tailored selectivity that interact with one material and then slow or essentially stop planarization as soon as this particular material has been polished. We have also assembled dedicated development teams that work closely with customers to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions. We have dedicated substantial resources in research & development in each of the copper, tungsten and oxide application areas to support our customers' requirements.

     We expanded our existing research and development capabilities in fiscal 2002 with the opening of a new research and development facility in Aurora, Illinois. This facility is staffed by a team that includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP products and features a state-of-the-art Class 1 clean room and advanced equipment for product development. We have also invested in 300 mm polishing and metrology capabilities to remain aligned with our technology leading customers and provide us with the ability to replicate their CMP activities in our clean room. In addition, in the fourth fiscal quarter of 2004 we commenced design work on a new Asia Pacific technology center that will be constructed adjacent to our existing manufacturing facility in Geino, Japan. The new 18,000 square foot facility will provide polishing, metrology and product development capabilities. The technology center will include a clean room, development and applications laboratories, a pilot plant and office space. We expect the facility to become operational during the second half of 2005. We believe the technology center will enhance our ability to provide optimized CMP solutions to our customers in the Asia Pacific region. We believe competitive advantage lies in technology and that our existing and planned investments in research and development provide us with leading edge polishing and metrology capabilities to support the most advanced and challenging customer technology requirements on a global basis.

     We expensed approximately $44.0 million, $41.5 million and $33.7 million for research and development in fiscal years 2004, 2003 and 2002, respectively. Investments in research and development property, plant and equipment are capitalized and depreciated over their useful life.

COMPETITION

     We are aware of several other manufacturers of CMP consumables with significant commercial sales of CMP slurries for IC devices and, due to our success to date and the attractive outlook for the CMP industry, we expect competition will continue to increase as other companies attempt to enter this market. Competitive activity has also increased due to customer desires to gain purchasing leverage and lower their cost of ownership. We believe that customers make supplier decisions based on three factors, in this order of priority: first, product performance; second, supply assurance, which entails not only redundancy in manufacturing but the ability of the supplier to reliably deliver consistent product and provide technical and manufacturing support for the product globally; and third, product price. We believe we are the only CMP slurry supplier today that offers and supports a full line of CMP slurry products for all major applications, serves a broad range of customers and has a proven track record of supplying these products globally in high volumes. In the data storage area we believe there are only two other manufacturers with significant commercial sales of CMP slurries for polishing the nickel coating on hard disk drives, and two other manufacturers with significant commercial sales of CMP slurries for polishing magnetic heads.

     We may also face competition in the future from other companies that develop CMP products, customers that currently have, or that may develop, in-house capability to produce their own CMP products, and from significant changes in technology, such as the development of polishing pads containing abrasives and emerging technologies such as electrochemical mechanical planarization ("eCMP").

INTELLECTUAL PROPERTY

     Our intellectual property is important to our success and ability to compete. We currently have 65 active U.S. patents and 93 pending U.S. patent applications. In most cases we file counterpart foreign patent applications. Many of these patents are important to our continued development of new and innovative products for CMP and related processes. Our patents have a range of duration and we do not expect to lose any material patent through the expiration of such patent in the next seven years. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements.

ENVIRONMENTAL MATTERS

     Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health. We believe that our facilities are in substantial compliance with applicable environmental laws and regulations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and abroad. However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

     As of September 30, 2004, we employed 585 individuals, including 279 in operations, 180 in research and development, 65 in sales and marketing and 61 in administration. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages and in general consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Our revenue from customers in the United States totaled $78.1 million, $79.9 million and $81.0 million, and total revenue in other geographic locations totaled $231.3 million, $171.8 million and $154.2 million for fiscal years 2004, 2003 and 2002, respectively. Revenue from Taiwan and Japan each accounted for more than ten percent of our total revenue. Our revenue from customers in Taiwan totaled $86.3 million, $63.8 million and $54.9 million for fiscal years 2004, 2003 and 2002, respectively. Our revenue from customers in Japan totaled $44.9, $40.3 million and $34.2 million for fiscal years 2004, 2003 and 2002, respectively. Revenue attributable to foreign regions are based upon the customer location and not the geographic location from which our products were shipped.

     Net property, plant and equipment in the United States totaled $94.8 million, $102.8 million and $100.9 million and net property, plant and equipment in other geographic locations totaled $33.0 million, $30.9 million and $31.4 million at September 30, 2004, 2003 and 2002, respectively. More than ten percent of our net property, plant and equipment is located in Japan, having a net book value of $30.2 million, $28.1 million and $27.1 million at September 30, 2004, 2003 and 2002, respectively.

     For more financial information about geographic areas, see Note 19 of Notes to the Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

AVAILABLE INFORMATION

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14a, current reports on Form 8-K, and any amendments to those reports, are made available free of charge on our company website at www.cabotcmp.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC). Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our company website by the end of the business day following the submission to the SEC of such filings. In addition, the SEC's website, www.sec.gov, contains reports, proxy statements, and other information regarding reports that we file electronically with the SEC.

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

     - an additional 6.2 acres of vacant land adjacent to our Geino, Japan facility to accommodate the construction of our Asia Pacific technology center and possible future expansion.

     We lease land and a building from Cabot Corporation at a commercial dispersion plant in Barry, Wales consisting of approximately 22,000 square feet. We also lease office and laboratory space in Hsin-Chu, Taiwan consisting of approximately 8,000 square feet and office space in Tokyo, Japan of approximately 3,000 square feet.

     In the fourth fiscal quarter of 2004 we commenced design work on a new 18,000 square foot Asia Pacific technology center that will be constructed adjacent to our existing manufacturing facility in Geino, Japan. We expect the facility to become operational during the second half of 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information concerning our executive officers and their ages as of December 1, 2004.

NAME                                        AGE                        POSITION
----                                        ---   ---------------------------------------------------
William P. Noglows........................  46    Chairman of the Board, President and Chief
                                                  Executive Officer
H. Carol Bernstein........................  44    Vice President, Secretary and General Counsel
Victoria J. Brush.........................  52    Vice President of Human Resources
Jean Pol Delrue...........................  57    Vice President of European Business Region
William S. Johnson........................  47    Vice President, Chief Financial Officer and
                                                  Treasurer
Hiroyuki Nishiya..........................  46    Vice President of Northeast Asia
Daniel J. Pike............................  41    Vice President of Corporate Development
Stephen R. Smith..........................  45    Vice President of Marketing and Sales
Clifford L. Spiro.........................  50    Vice President, Research and Development
Adam F. Weisman...........................  42    Vice President of Operations
Daniel S. Wobby...........................  41    Vice President of Greater China and Southeast Asia
Thomas S. Roman...........................  43    Principal Accounting Officer and Corporate
                                                  Controller

     William P. Noglows has served as our Chairman, President and Chief Executive Officer since November 2003. Mr. Noglows had previously served as a director of our company from January 2000 until April 2002. Prior to joining us, Mr. Noglows served as an Executive Vice President of Cabot Corporation from 1998 to June 2003. Prior to that, Mr. Noglows held various management positions at Cabot Corporation including General Manager of Cabot Corporation's Cab-O-Sil Division, where he was one of the primary founders of Cabot Microelectronics and was responsible for identifying and encouraging the development of the CMP application. Mr. Noglows received his B.S. in Chemical Engineering from the Georgia Institute of Technology.

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

     Victoria J. Brush has served as our Vice President of Human Resources since August 2004. Prior to joining us, Ms. Brush served as the Vice President of Human Resources for DuPont Photomasks, Inc. from 2001 through August 2004, and as Vice President of Human Resources, Organizational Development and Marketing Communications at W.R. Grace from 1999 to 2001. Prior to that, she served in human resources leadership positions at AT&T Corporation and Lucent Technologies, Inc. Ms. Brush holds an M.S. and B.S. in Human Resource Management from Upsala College.

     Jean Pol Delrue has served as our Vice President of European Business Region since July 2004 and previously served as our European Business Manager from June 2001 to July 2004. Prior to joining us, Dr. Delrue worked for Ebara Precision Machinery Europe from January 1995 to June 2001, culminating in serving as the Vice President of CMP Europe. Prior to that, he served as the Business and Technical Development Director and Member of the Management Board at Riber SA. Dr. Delrue holds an Executive

MBA from the Centre de Perfectionnement des Affaires in Paris, France; a Ph.D. in Physical Chemistry from Belgium's University of Mons and has performed post doctorate work in chemical engineering at Stanford University.

     William S. Johnson has served as our Vice President, Chief Financial Officer and Treasurer since April 2003. Prior to joining us, Mr. Johnson served as Executive Vice President and Chief Financial Officer for Budget Group, Inc. from August 2000 to March 2003. Before that, Mr. Johnson spent 16 years at BP Amoco in various senior finance and management positions. Mr. Johnson received his B.S. in Mechanical Engineering from the University of Oklahoma and his M.B.A. from the Harvard Business School.

     Hiroyuki Nishiya has served as our Vice President of Northeast Asia since January 2004 and previously was our Vice President, Asia Pacific Business Region from January 2001 to such time. Mr. Nishiya also served as Japan Business Manager upon joining our company in April 1997. Prior to joining us, Mr. Nishiya held various positions at OKIDATA and Materials Research Corporation. Mr. Nishiya received a B.B.A. from George Washington University.

     Daniel J. Pike has served as our Vice President of Corporate Development since January 2004 and previously was our Vice President of Operations from December 1999. Mr. Pike served as our Director of Global Operations from 1996 to 1999. Prior to joining us, Mr. Pike worked for FMC Corporation as a Marketing Manager. Mr. Pike received his B.S. in Chemical Engineering from the University of Buffalo and his M.B.A. from the Wharton School of Business of the University of Pennsylvania.

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

     Clifford L. Spiro has served as Vice President, Research and Development since December 2003. Prior to joining us, Dr. Spiro served as Vice President of Research and Development at Ondeo-Nalco from 2001 through November 2003. Prior to that, Dr. Spiro held research and development management and senior technology positions at the General Electric Company from 1980 through 2001, the most recent of which was Global Manager -- Technology for Business Development. Dr. Spiro received his B.S. in Chemistry from Stanford University and holds a Ph.D in Chemistry from the California Institute of Technology.

     Adam F. Weisman has served as our Vice President of Operations since May 2004. Prior to joining us, Mr. Weisman held various engineering and senior operations management positions with the General Electric Company from 1988 through 2004, including having served as the General Manager of Manufacturing for GE Plastics - Superabrasives, and culminating in serving as the Executive Vice President of Operations for GE Railcar Services. Prior to joining GE, he worked as an engineering team leader and pilot plant manager for E.I. Du Pont de Nemours & Company. Mr. Weisman holds a B.S. degree in ceramic engineering from Alfred University.

     Daniel S. Wobby has served as our Vice President of Greater China and Southeast Asia since February 2004. Mr. Wobby previously served as Corporate Controller and Principal Accounting Officer from 2000 to 2004. Prior to that, Mr. Wobby had served as our Director of Finance, and had held various accounting and operations positions with Cabot Corporation since 1989. Before that, Mr. Wobby worked for Arthur Andersen LLP. Mr. Wobby earned a B.S. in Accounting from St. Michael's College and a M.B.A. from the University of Chicago's Graduate School of Business.

     Thomas S. Roman has served as our Corporate Controller and Principal Accounting Officer since February 2004 and previously served as our North American Controller. Prior to joining us in April 2000, Mr. Roman was employed by FMC Corporation in various financial reporting, tax and audit positions. Before that, Mr. Roman worked for Gould Electronics and Arthur Andersen LLP. Mr. Roman is a C.P.A. and earned a B.S. in Accounting from the University of Illinois and a M.B.A. from DePaul University's Kellstadt Graduate School of Business.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock has traded publicly on the NASDAQ National Market under the symbol "CCMP" since our initial public offering in April 2000. The following table sets forth the range of quarterly high and low closing sales prices for our common stock on the NASDAQ National Market.

                                                              HIGH     LOW
                                                              -----   -----
Fiscal 2003
  First Quarter.............................................  61.02   33.25
  Second Quarter............................................  55.38   38.34
  Third Quarter.............................................  52.60   41.55
  Fourth Quarter............................................  67.00   51.86
Fiscal 2004
  First Quarter.............................................  61.61   48.00
  Second Quarter............................................  57.54   40.50
  Third Quarter.............................................  44.19   26.88
  Fourth Quarter............................................  38.29   26.86
Fiscal 2005 First Quarter (through November 30, 2004).......  40.80   30.58

     As of November 30, 2004, there were approximately 1,173 holders of record of our common stock. No dividends were declared or paid in either fiscal 2004 or fiscal 2003 and we have no current plans to pay cash dividends in the future.

  ISSUER PURCHASES OF EQUITY SECURITIES

                                                   TOTAL NUMBER OF SHARES    APPROXIMATE DOLLAR VALUE
                       TOTAL NUMBER    AVERAGE      PURCHASED AS PART OF    OF SHARES THAT MAY YET BE
                        OF SHARES     PRICE PAID     PUBLICLY ANNOUNCED     PURCHASED UNDER THE PLANS
PERIOD                  PURCHASED     PER SHARE      PLANS OR PROGRAMS      OR PROGRAMS (IN THOUSANDS)
------                 ------------   ----------   ----------------------   --------------------------
July 1 through July
  31, 2004...........     52,000        $33.66             52,000                    $23,250
Aug. 1 through Aug.
  31, 2004...........    189,865        $32.92            189,865                    $17,000
Sept. 1 through Sept.
  30, 2004...........         --            --                 --                    $17,000
                         -------        ------            -------                    -------
Total................    241,865        $33.08            241,865                    $17,000
                         =======        ======            =======                    =======

     In July 2004 we announced that our Board of Directors had authorized a share repurchase program for up to $25.0 million of our outstanding common stock. Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management's discretion. We fund share repurchases from our existing cash balance. The program is primarily intended to diminish earnings dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. The program, which was effective on the announcement date, may be suspended or terminated at any time, at the Company's discretion.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for each of the five-years ended September 30, 2004 has been derived from the audited consolidated financial statements.

     The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

                       CABOT MICROELECTRONICS CORPORATION

                  SELECTED FINANCIAL DATA -- FIVE YEAR SUMMARY

                                                         YEAR ENDED SEPTEMBER 30,
                                           ----------------------------------------------------
                                             2004       2003       2002       2001       2000
                                           --------   --------   --------   --------   --------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenue................................  $309,433   $251,665   $235,165   $227,192   $181,156
  Cost of goods sold.....................   156,805    124,269    113,067    108,419     86,290
                                           --------   --------   --------   --------   --------
       Gross profit......................   152,628    127,396    122,098    118,773     94,866
  Operating expenses:
     Research and development............    44,003     41,516     33,668     25,805     19,762
     Selling and marketing...............    16,225     11,221      9,667      8,757      7,594
     General and administrative..........    22,351     18,225     17,458     21,054     19,974
     Litigation settlement...............        --         --      1,000         --         --
     Amortization of intangibles.........       340        340        345        718        718
                                           --------   --------   --------   --------   --------
       Total operating expenses..........    82,919     71,302     62,138     56,334     48,048
                                           --------   --------   --------   --------   --------
  Operating income.......................    69,709     56,094     59,960     62,439     46,818
  Other income (expense), net............       139        (27)       763      1,049        130
                                           --------   --------   --------   --------   --------
  Income before income taxes.............    69,848     56,067     60,723     63,488     46,948
  Provision for income taxes.............    23,120     18,334     20,038     21,586     16,446
                                           --------   --------   --------   --------   --------
       Net income........................  $ 46,728   $ 37,733   $ 40,685   $ 41,902   $ 30,502
                                           ========   ========   ========   ========   ========
Basic earnings per share.................  $   1.89   $   1.55   $   1.68   $   1.76   $   1.44
                                           ========   ========   ========   ========   ========
Weighted average basic shares
  outstanding............................    24,750     24,401     24,160     23,824     21,214
                                           ========   ========   ========   ========   ========
Diluted earnings per share...............  $   1.88   $   1.53   $   1.66   $   1.72   $   1.39
                                           ========   ========   ========   ========   ========
Weighted average diluted shares
  outstanding............................    24,882     24,665     24,565     24,327     21,888
                                           ========   ========   ========   ========   ========
Cash dividends per share.................  $     --   $     --   $     --   $     --   $   3.71
                                           ========   ========   ========   ========   ========

                                                           AS OF SEPTEMBER 30,
                                           ----------------------------------------------------
                                             2004       2003       2002       2001       2000
                                           --------   --------   --------   --------   --------

CONSOLIDATED BALANCE SHEET DATA:
  Current assets.........................  $229,681   $179,112   $123,283   $ 96,454   $ 59,053
  Property, plant and equipment, net.....   127,794    133,695    132,264     97,426     71,873
  Other assets...........................     5,816      2,810      2,838      2,801      5,180
                                           --------   --------   --------   --------   --------
     Total assets........................  $363,291   $315,617   $258,385   $196,681   $136,106
                                           ========   ========   ========   ========   ========
  Current liabilities....................  $ 32,375   $ 28,916   $ 30,571   $ 26,366   $ 24,200
  Long-term debt.........................        --         --      3,500      3,500      3,500
  Other long-term liabilities............    15,294     14,928     10,808        528        844
                                           --------   --------   --------   --------   --------
     Total liabilities...................    47,669     43,844     44,879     30,394     28,544
  Stockholders' equity...................   315,622    271,773    213,506    166,287    107,562
                                           --------   --------   --------   --------   --------
     Total liabilities and stockholders'
       equity............................  $363,291   $315,617   $258,385   $196,681   $136,106
                                           ========   ========   ========   ========   ========

Certain amounts in the prior fiscal years have been reclassified to conform with the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding future sales and operating results, company and industry growth and trends, growth of the markets in which the company participates, international events, product performance, new product introductions, development of new products and technologies, the construction of new facilities by the company and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences.

     The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

OVERVIEW

     Cabot Microelectronics Corporation ("Cabot Microelectronics," "the Company," "us," "we," or "our") is the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices within the semiconductor industry, in a process called chemical mechanical planarization ("CMP"). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. Planarization is a polishing process that uses CMP slurries and pads to level, smooth and remove excess material from the surfaces of these layers, while leaving minimal residue or defects on the surface. CMP slurries are liquid solutions generally composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level.

     CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers continue to shrink the size of these devices and to improve their performance. Our CMP products are used for a number of applications, such as polishing insulating oxide layers, the tungsten plugs that connect the multiple wiring layers of IC devices through these insulating layers, and copper wiring. We also develop slurries for direct shallow trench isolation, used to electrically isolate adjoining transistors. In addition, we have developed and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area. We are continuing to develop new and improved products for these applications as well as improving existing products on an ongoing basis. In addition, we are developing polishing pads for use in the CMP process.

     Prior to our initial public offering in April 2000, we operated as a division of Cabot Corporation ("Cabot Corporation"). In September 2000 we became a wholly independent entity upon Cabot Corporation's spin-off of its ownership in us that remained after the initial public offering.

     We have continued to focus on three key strategies; remaining the technology leader in CMP slurries, achieving operations excellence through improved product quality and consistency, and building and maintaining close customer relationships. We believe that this, coupled with an expansionary period for the semiconductor industry, resulted in profitable growth for our company in fiscal 2004. Revenue for fiscal 2004 was $309.4 million, up 23.0% from the $251.7 million reported for fiscal 2003, and net income increased by 23.8% from the prior year. In addition, diluted earnings per share in fiscal 2004 were $1.88, which represents an increase of 22.9% from the $1.53 reported in fiscal 2003. The following represents what we believe were important events for our business in fiscal 2004:

     - We realigned and refreshed our executive leadership team in order to drive broad organizational development and increase overall leadership capability. In addition, we transitioned to a Global Business Team structure to provide a single point of accountability for each major application area.

     - We entered into a strategic alliance with NanoProducts Corporation under which we acquired a minority equity ownership interest in the company in exchange for a $3.8 million investment. Under this alliance we are collaborating to develop nanoscale particles for use in next generation CMP slurries, as well as other fine finish polishing applications.

     - We executed a silica supply agreement with Cabot Corporation, which provides better supply assurance, reduced cost risk and additional benefits related to quality that support our operations excellence initiative.

     - We established a multi-year supply arrangement with a top 5 semiconductor manufacturer to supply the majority of its CMP needs for polishing copper interconnects at 130 nanometer technology.

     - We renewed our revolving credit facility in the amount of $50.0 million, with an option to increase the facility by up to $30.0 million.

     - We initiated a share repurchase program for up to $25.0 million of our common stock, primarily intended to diminish earnings dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan.

     - We commenced design work on a new Asia Pacific technology center that will be constructed adjacent to our existing manufacturing facility in Geino, Japan, which will provide polishing, metrology and product development capabilities.

     - We terminated our distribution agreement with a polishing pad manufacturer due to what we believe was a less than acceptable level of profitability.

     - We experienced increased competition and pricing pressure, and one large customer notified us of its decision to transition to another supplier of CMP slurry for polishing 130 nanometer copper interconnects.

     - We launched a company-wide Six-Sigma initiative to reduce product variation, increase efficiency and productivity and reduce costs.

     We believe that the Asia Pacific region continues to be the fastest growing region in the world for the semiconductor industry, and we believe that demand for our products will continue to shift to this region. We have increased our focus in Asia over the last few years by increasing the number of sales and marketing, technical and customer support personnel present in this region. In the fourth fiscal quarter of 2004 we commenced design work on a new Asia Pacific technology center that will be constructed adjacent to our existing manufacturing facility in Geino, Japan. This facility represents our first research and development facility to be located outside of the United States. This investment reflects the importance of the Asia Pacific market to our business and underscores our commitment both to continuing to invest in our technology infrastructure to maintain our technology leadership, and to becoming even more responsive to the needs of our customers.

     We believe there are three CMP industry trends that are currently impacting our business. First, we believe that rapid incorporation of CMP technology and growth of the CMP industry, combined with our customers' desires to gain purchasing leverage and lower their cost of ownership, have led to much greater competitive activity. Second, as CMP technology has become more advanced, we believe that CMP technical solutions have become more complex, and leading edge technologies often require customization by customer, tool set and process integration approach. Third, as CMP technology has matured, we believe that semiconductor manufacturers' processes have become highly sensitive to CMP slurries, and customers now demand a very high level of consistency and quality in CMP slurry products, which increases our costs. As a result of these trends, we expect our gross margin as a percentage of revenue to be 48%, plus or minus 2%, for fiscal 2005. There are indications that 2005 will be a year of moderating revenue growth for the broad semiconductor industry, and possibly even a contraction. The continued uncertainty makes it difficult for us to predict future revenue trends for the industry or our business.

     Over the next several years, we believe that growth in emerging consumer connectivity and wireless technologies such as digital mobile phones, digital still and video cameras, digital television and portable media will represent the next wave in the semiconductor industry. We believe that the increased emphasis on memory technology and the incorporation of advanced memory products into digital consumer devices will drive additional growth in the industry over the long term, in parallel with the industry's traditional emphasis on microprocessors for personal computers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to product returns, bad debt expense, inventory valuation, warranty obligations, other accruals, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of the consolidated financial statements.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. Our allowance for doubtful accounts includes both a general reserve based on historical experience and an additional reserve for individual accounts when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial condition. While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded. As of September 30, 2004 our allowance for doubtful accounts represented 1.4% of gross accounts receivable. If we had increased our estimate of bad debts by 1.0%, to 2.4% of gross accounts receivable, our general and administrative expense would have increased by $0.4 million.

     We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet customers' specifications and performance requirements, and related costs. The warranty reserve is based upon a historical product return rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability may be required. As of September 30, 2004 our warranty reserve represented 1.2% of the current quarter revenue. If we had increased our estimate of general warranty reserve by 1.0%, to 2.2% of the current quarter revenue, our cost of goods sold would have increased by $0.8 million.

     We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable. An inventory reserve is maintained based upon a historical percentage of actual inventory written off applied against inventory at the end of the period, plus an additional amount for known conditions and circumstances. We exercise judgment in estimating the amount of inventory that is obsolete. Should actual product marketability and raw material fitness for use be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required. Also, the purchase cost of one of our key raw materials from one supplier changes significantly based upon the total quantity of in-specification product that we purchase in a given fiscal year. During interim periods we determine inventory valuation and the amount charged to cost of goods sold for this raw material from this supplier based on the expected average cost over the entire fiscal year using our current full year forecast of purchases of this raw material from this supplier.

     We have entered into unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers. We review our agreements and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") and No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. We disclose the summary of pro forma effects to reported net income as if we had elected to recognize compensation cost based on the fair value of stock-based awards to employees of Cabot Microelectronics as prescribed by SFAS 123.

     We have entered into a strategic alliance with NanoProducts Corporation and acquired a minority interest in the company of 13.1% in exchange for an investment of $3.8 million. Although we do not own 20% or more of NanoProducts, we have concluded that we have the ability to significantly influence NanoProducts' operating and financial policies. Therefore, in accordance with Accounting Principles Board Option No. 18 "The Equity Method of Accounting for Investments in Common Stock", we account for our investment using the equity method of accounting, which requires us to record earnings and losses of NanoProducts in proportion to our share of ownership.

     We maintain an intercompany loan agreement with our wholly-owned subsidiary, Nihon Cabot Microelectronics K.K. ("the K.K."), under which we provided funds to the K.K. to finance the purchase of certain assets from our former Japanese branch at the time of the establishment of this subsidiary, as well as for the purchase of land adjacent to our Geino, Japan facility, which is part of the K.K. Since settlement of the note is expected in the foreseeable future, and our subsidiary has been consistently making timely payments on the loan, the loan is considered a foreign-currency transaction under FASB Statement No. 52, "Foreign Currency Translation". Therefore the associated foreign exchange gains and losses are recognized in earnings rather than being deferred in the cumulative translation account in other comprehensive income.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------
                                                            2004      2003      2002
                                                           -------   -------   -------
Revenue..................................................    100.0%    100.0%    100.0%
Cost of goods sold.......................................     50.7      49.4      48.1
                                                           -------   -------   -------
Gross profit.............................................     49.3      50.6      51.9
Research and development.................................     14.2      16.5      14.3
Selling and marketing....................................      5.2       4.5       4.1
General and administrative...............................      7.2       7.2       7.4
Litigation settlement....................................       --        --       0.4
Amortization of intangibles..............................      0.1       0.1       0.1
                                                           -------   -------   -------
Operating income.........................................     22.6      22.3      25.5
Other income, net........................................       --        --       0.3
                                                           -------   -------   -------
Income before income taxes...............................     22.6      22.3      25.8
Provision for income taxes...............................      7.5       7.3       8.5
                                                           -------   -------   -------
Net income...............................................     15.1%     15.0%     17.3%
                                                           =======   =======   =======

YEAR ENDED SEPTEMBER 30, 2004 VERSUS YEAR ENDED SEPTEMBER 30, 2003

REVENUE

     Revenue was $309.4 million in 2004, which represented a 23.0%, or $57.8 million, increase from 2003. Of this increase, $56.7 million was due to an increase in sales volume and $1.1 million was due to an increase in weighted average selling price resulting from both a higher valued product mix and favorable foreign exchange rate changes, which more than offset selective price reductions that were granted to certain customers. Revenue for fiscal year 2004 would have been $4.7 million lower had the average exchange rates for the Japanese Yen and Euro during the period held constant with the prior year's average rates. Also, in June 2003, we began selling directly to customers in Europe, Singapore and Malaysia. These customers previously had been serviced through Metron, a third party distributor. During this transition period we discontinued sales to Metron while they drew down their inventory of our products, which we believe resulted in an adverse revenue impact of $3.7 million during our third quarter of fiscal 2003.

     While 2004 has been a growth year for the semiconductor industry, there are indications that 2005 will be a year of moderating revenue growth and possibly even a contraction, which we would expect to have an impact on our business. We expect continued competition as other companies attempt to enter the CMP business. We also expect pricing pressure to continue due to customer desires to gain purchasing leverage and lower their cost of ownership. The cyclical nature of and continued uncertainty in the semiconductor industry makes it difficult for us to predict future revenue trends.

COST OF GOODS SOLD

     Total cost of goods sold was $156.8 million in 2004, which represented an increase of 26.2%, or $32.5 million, from 2003. Of this increase, $27.3 million was due to higher sales volume and $8.1 million was due to higher average costs per gallon resulting from increased fixed manufacturing costs and higher costs from lower yields associated with meeting our customers' more stringent product quality requirements, as well as from transition costs associated with the termination of a polishing pad distribution agreement. These increases were partially offset by the absence of $2.9 million of expense incurred in fiscal 2003 related to a raw material supply agreement for a polishing pad technology that was previously under development but is no longer being pursued.

     Fumed metal oxides, both fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. From the time of our initial public offering in April 2000 to January 2004, we purchased fumed silica and fumed alumina under a fumed metal oxide agreement with Cabot Corporation that was due to expire in June 2005. In January 2004 we entered into a fumed silica supply agreement with Cabot Corporation, which replaces the original fumed metal oxide agreement with respect to fumed silica, and accordingly amended our fumed metal oxide agreement with respect to its fumed silica terms such that the agreement now only applies to fumed alumina and runs through its original term of June 2005. This fumed silica supply agreement provides for improved supply assurance, reduces our risk to rising raw material costs and incorporates increased quality performance measures and requirements that support our initiative to increase product quality and consistency. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. The contract provides for the cost of fumed silica to increase approximately 4% over the initial six-year term of the fumed silica supply agreement, and in some circumstances is subject to certain inflation adjustments and certain shared cost savings adjustments resulting from our joint efforts.

     In addition, since December 2001, we have operated under a fumed alumina supply agreement with Cabot Corporation under which Cabot Corporation expanded its capacity for the manufacture of fumed alumina and we have the first right to all of this expanded capacity. The agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, its capital costs for expanding its capacity, an agreed upon rate of return on investment and incentive payments if they produce more than a certain amount of fumed alumina per year that meets our specifications.

     Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties. Future arrangements may result in costs which are different from those in the existing agreements. We also expect to continue to invest in our operations excellence initiative to improve our manufacturing capabilities to meet our customers' increasing product performance requirements.

GROSS PROFIT

     Our gross profit as a percentage of revenue was 49.3% in 2004 as compared to 50.6% in 2003. The 1.3% decrease in gross profit expressed as a percentage of revenue resulted primarily from increased costs from lower yields associated with meeting customer requirements for higher product quality. We continue to experience increasing competition and pricing pressure, along with increasing costs to support the higher product quality and advanced technology requirements of our customers. For these reasons, we expect our gross profit as a percentage of revenue for fiscal 2005 to be in the range of 48%, plus or minus 2%.

RESEARCH AND DEVELOPMENT

     Total research and development expenses were $44.0 million in 2004, which represented an increase of 6.0% or $2.5 million, from 2003. Research and development expense increased primarily due to $2.4 million in higher staffing costs, $1.2 million due to higher depreciation related to the purchase of equipment for our CMP polishing and metrology clean room in Aurora, Illinois, and $0.5 million due to higher technical service fees. These increases were partially offset by a decrease in laboratory supplies of $2.1 million. Research and development efforts were mainly related to formulation and evaluation of new and enhanced CMP slurry products for copper and other applications, commercialization and transfer of new products to our customers and research related to fundamental technology such as advanced chemistry and particle technology.

SELLING AND MARKETING

     Selling and marketing expenses were $16.2 million in 2004, which represented an increase of 44.6%, or $5.0 million, over 2003. The increase resulted primarily from higher staffing costs of $2.7 million, increased office expenses of $0.6 million, higher travel costs of $0.6 million, increased consulting fees of $0.5 million and $0.3 million in separation costs for certain employees. The higher selling and marketing expenses resulted from our increased customer support initiatives including our transition to selling direct to customers in Europe, Singapore and Malaysia, rather than through a distributor; although we still use a distributor for a relatively small amount of business in Japan, we have greatly reduced our percentage of business through this distributor and sell more of our product direct to customers. Increases in selling and marketing expenses also resulted from the transition to a Global Business Team structure to provide a single point of accountability for each major application.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $22.4 million in 2004, which represented an increase of 22.6%, or $4.1 million, from 2003. The increase resulted primarily from $2.5 million in higher staffing costs, $0.5 million of increased professional fees, $0.3 million due to higher insurance premiums and $0.2 million in separation costs for an employee.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $0.3 million in 2004 and 2003.

OTHER INCOME, NET

     Other income was $0.1 million in 2004, compared to being negligible in 2003. The increase in other income is primarily due to higher interest income and lower interest expense, offset by increased foreign exchange losses.

PROVISION FOR INCOME TAXES

     Our effective income tax rate was 33.1% in 2004 and 32.7% in 2003. The increase in the effective tax rate was primarily due to the decreased effect of tax credits from research and experimentation activities. We expect our income tax rate for fiscal year 2005 to be 32.8%.

NET INCOME

     Net income was $46.7 million in 2004, which represented an increase of 23.8%, or $9.0 million, from 2003 as a result of the factors discussed above.

YEAR ENDED SEPTEMBER 30, 2003 VERSUS YEAR ENDED SEPTEMBER 30, 2002

REVENUE

     Revenue was $251.7 million in 2003, which represented a 7.0%, or $16.5 million, increase from 2002. Of this increase, $9.7 million was due to a 4.1% increase in sales volume and $6.8 million was due to increased weighted average selling prices driven by improved sales mix. Fiscal 2003 revenue would have been $1.7 million lower had the Japanese Yen average exchange rate for the year held constant with the prior year average. Also, in June 2003, we began selling directly to customers in Europe, Singapore and Malaysia. These customers previously had been serviced through Metron, a third party distributor. During this transition period we discontinued sales to Metron while they drew down their inventory of our products, which we believe resulted in an adverse revenue impact of $3.7 million during our third quarter of fiscal 2003.

COST OF GOODS SOLD

     Total cost of goods sold was $124.3 million in 2003, which represented an increase of 9.9% or $11.2 million from 2002. Of this increase, $4.6 million was due to higher sales volume, $4.6 million was due to higher average costs per gallon associated with meeting our customers' more stringent product quality requirements and $2.0 million was due to a charge related to the remaining minimum purchase obligation under a raw material supply agreement for a polishing pad technology that was previously under development but is no longer being pursued. Our total cost of this supply agreement was $2.9 million in fiscal 2003, compared to $0.8 million in the prior fiscal year.

     The increase in cost of goods sold was partially offset by the absence of royalty payments that ended in August 2002, following the expiration of a contingent payment arrangement with Rippey Corporation resulting from our 1995 acquisition of selected assets used or created in connection with the development and sale of polishing slurries. We had made payments under this agreement of 2.5% of applicable slurry revenue from July 1995 through our last payment in August 2002.

GROSS PROFIT

     Our gross profit as a percentage of revenue was 50.6% in 2003 as compared to 51.9% in 2002. The decrease in gross profit resulted primarily from an increase in manufacturing costs to support our customers' increasing quality requirements, pricing pressure from certain key customers and our recognition of the minimum purchase obligation referred to above.

RESEARCH AND DEVELOPMENT

     Total research and development expenses were $41.5 million in 2003, which represented an increase of 23.3% or $7.8 million, from 2002. Research and development expense increased $1.6 million due to increased staffing, $1.7 million due to higher wafer purchases and $2.7 million due to depreciation and operating costs of our Aurora, Illinois research and development facility and other new equipment. Since our new research and development facility was opened during fiscal 2002, 2002 does not represent a full year of depreciation and operating costs related to the facility. An additional $1.0 million increase resulted from allocating certain common facility operating costs to research and development. These costs had previously been treated as general and administrative expense prior to construction of the facility. Additional costs were incurred in technical service support and other areas to support the overall increase in research and development activities. Research and development efforts were mainly related to new and enhanced CMP products, including slurry products for copper applications, new CMP polishing pad technology and advanced chemistry and particle technology.

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

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $18.2 million in 2003, which represented an increase of 4.4%, or $0.8 million, from 2002. Increases include depreciation of our business information systems, higher directors' and officers' liability insurance premiums of $1.2 million and increased staffing costs of $0.6 million. These increases were partially offset by a $0.8 million reduction in legal and professional expenses, primarily due to the absence of legal fees associated with the Rodel litigation, discussed further below, a decrease in facilities charges due to the change in allocation of certain common facility operating costs described under Research and Development and the absence of a $0.2 million non-cash charge related to the modification of a former director's stock option agreement in fiscal 2002.

LITIGATION SETTLEMENT

     During the second fiscal quarter of 2002, we settled all pending patent infringement litigation with Rodel, which resulted in a one-time payment of $1.0 million. Under the settlement agreement, we received a fully paid-up, worldwide royalty-free license to all technology that was the subject of the litigation and their foreign equivalents, and there is no further financial obligation with respect to this matter.

AMORTIZATION OF INTANGIBLES

     Amortization of intangibles was $0.3 million in 2003 and 2002.

OTHER INCOME, NET

     Other expense was negligible in 2003 compared to $0.8 million of other income in 2002. The decrease in other income in 2003 is due to the absence of foreign exchange gains recorded in the prior year resulting from the strengthening of the Japanese Yen, which were partially offset by a payment made to Cabot Corporation in 2002 as reimbursement for certain capital improvements made to equipment used to supply us with raw materials, that is no longer in service.

PROVISION FOR INCOME TAXES

     The effective income tax rate was 32.7% in 2003 and 33.0% in 2002. The decrease in the effective tax rate was due to an increase in tax credits from expanded research and experimentation activities.

NET INCOME

     Net income was $37.7 million in 2003, which represented a decrease of 7.3%, or $3.0 million, from 2002 as a result of the factors discussed above.

INFLATION

     We believe that inflation has not had a material effect on our revenues and net income for the last three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash flows from operating activities of $64.2 million in 2004, $47.6 million in 2003 and $53.5 million in 2002. Our cash provided by operating activities in 2004 originated from net income from operations of $46.7 million and non-cash items of $20.4 million, which were partially offset by a net increase in working capital of $2.9 million.

     In 2004 cash flows used in investing activities were $12.8 million, of which $11.0 million was used for purchases of land in Geino, Japan, production-related equipment and research and development equipment. In addition, we acquired a minority equity ownership interest in NanoProducts Corporation in exchange for a $3.8 million investment of which we have paid approximately $1.8 million to NanoProducts Corporation and intend to pay an additional $1.9 million. In 2003 cash flows used in investing activities were $14.5 million, primarily due to $16.4 million in purchases of additional production-related equipment, a 300 mm polishing tool and metrology tools to support increased polishing capacity in our Class 1 clean room. These capital expenditures were partially offset by $1.9 million in cash received from the sale of assets, of which $1.8 million related to the January 2003 sale of our distribution center and land in Ansung, South Korea. In 2002, cash flows used in investing activities were $35.3 million, primarily due to completion of the construction of our new research and development facility in Aurora, Illinois, and equipping the facility with additional research and development equipment. We also purchased additional production-related equipment to be used in Aurora, Illinois and invested in the development and implementation of our business information system.

     In 2004 cash flows used in financing activities of $5.4 million resulted primarily from the repurchase of $8.0 million of common stock and principal payments of $0.8 million made under capital lease obligations. These outflows were partially offset by the issuance of common stock of $3.4 million from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. We had cash flows from financing activities of $8.5 million in 2003 that resulted from the issuance of common stock of $12.8 million for the exercise of stock options under our equity incentive plan and to a much lesser extent, purchases under our employee stock purchase plan, offset by a $3.5 million loan repayment, which is described below, and principal payments of $0.7 million made under capital lease obligations. We had cash flows from financing activities of $3.6 million in 2002 which resulted from the issuance of common stock of $4.5 million for both the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan, offset partially by principal payments of $0.9 million made under capital lease obligations.

     In July 2004 we announced that our Board of Directors had authorized a share repurchase program for up to $25.0 million of our outstanding common stock. Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management's discretion. We fund share repurchases from our existing cash balance. The plan is primarily intended to diminish earnings dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. The program, which became effective on the announcement date, may be suspended or terminated at any time, at the Company's discretion.

     In February 2003, we prepaid the entire $3.5 million unsecured term loan that had been funded on the basis of the Illinois State Treasurer's Economic Program which had been due in April 2005 and had incurred interest at an annual rate of 4.68%. No gain or loss was recognized with respect to the prepayment. As a result of this prepayment, we have no outstanding long term debt.

     In July 2001 we entered into a $75.0 million unsecured revolving credit and term loan facility with a group of commercial banks, and in February 2002 and August 2003, this agreement was amended with no material changes in terms. On November 24, 2003, the then existing agreement was terminated and replaced with an amended and restated unsecured revolving credit facility of $50.0 million with an option to increase the facility by up to $30.0 million. Under this agreement, which terminates in November 2006, but can be renewed for two one-year terms, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

     We estimate that our total capital expenditures in fiscal year 2005 will be approximately $33.0 million, approximately $0.4 million of which we have already spent as of October 31, 2004. We expect our major capital expenditures in 2005 to include the construction of our Asia Pacific technology center in Geino, Japan and equipment for new product introductions and product capacity expansions.

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

OFF-BALANCE SHEET ARRANGEMENTS

     At September 30, 2004 and 2003, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                            CONTRACTUAL OBLIGATIONS

                                                        LESS THAN    1-3     4-5     AFTER
                                                TOTAL    1 YEAR     YEARS   YEARS   5 YEARS
                                                -----   ---------   -----   -----   -------
                                                               (IN MILLIONS)
Capital lease obligations.....................  $ 7.7     $ 1.3     $ 3.0   $2.4     $1.0
Operating leases..............................    1.0       0.5       0.4    0.1      0.0
Purchase obligations..........................   46.5      29.3      11.8    3.3      2.1
Other long-term liabilities...................    1.5       0.0       0.0    0.0      1.5
                                                -----     -----     -----   ----     ----
Total contractual obligations.................  $56.7     $31.1     $15.2   $5.8     $4.6
                                                =====     =====     =====   ====     ====

  CAPITAL LEASE OBLIGATIONS

     Since December 2001 we have operated under a fumed alumina supply agreement with Cabot Corporation, under which Cabot Corporation expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina. Payments made by us with respect to capital costs for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments of approximately $0.3 million resulted in a $9.8 million lease obligation and $9.8 million related leased asset. The agreement has an initial five-year term, which expires in 2006, but we can choose to renew the agreement for another five-year term, which would expire in 2011. We also can choose to not renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five-year term.

     In January 2002 we entered into a CMP tool and polishing consumables transfer agreement with a third party under which we agreed to transfer polishing consumables to this entity in return for a CMP polishing tool. The polishing tool has been treated as a capital lease and the aggregate fair market value of the polishing consumables resulted in a $2.0 million lease obligation. The term of the agreement is approximately three years.

  OPERATING LEASES

     We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years and may be renewed by us.

  PURCHASE OBLIGATIONS

     Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services. In the fourth quarter of fiscal 2003, we recorded a $2.0 million liability for a raw material supply agreement for a polishing pad technology that was previously under development, but is no longer being pursued. Our remaining obligation with respect to this agreement is $1.2 million which is recorded in current liabilities and shown in the preceding table under purchase obligations.

     In January 2004 we entered into a fumed silica supply agreement with Cabot Corporation, which replaces our original fumed metal oxide agreement with respect to fumed silica, and accordingly amended our fumed metal oxide agreement with Cabot Corporation with respect to its fumed silica terms such that the agreement now only applies to fumed alumina through its original term of June 2005. Under the fumed silica supply agreement, we continue to be obligated to purchase at least 90% of our six-month volume forecast and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December 2006. This agreement has an initial five-year term, but we can choose to renew the agreement for another five-year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Purchase obligations include $24.3 million of contractual commitments for fumed silica and fumed alumina under these contracts based upon our anticipated renewal of the fumed alumina agreement through December 2011.

     We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the manufacturer's dispersion facility. The initial term of the agreement expired in October 2004. In November 2004 the agreement was renewed for another year under similar terms and conditions. The contract continues to have automatic one-year renewals and contains a 90-day cancellation clause executable by either party. Purchase obligations related to this agreement are $8.8 million, which include a termination payment if the agreement is not renewed.

     In June 2003 we entered into a technology licensing and co-marketing agreement with a semiconductor equipment manufacturer under which we may develop, manufacture and sell polishing pads utilizing endpoint detection window technology licensed from the manufacturer for use on the manufacturer's equipment. Under this agreement, we are obligated to supply this manufacturer with certain free commercially available polishing pads, up to an agreed upon dollar amount, for particular uses over a seven-year period. The table above includes estimated total costs associated with these products of $1.2 million over the remaining period. We are also obligated to supply the equipment manufacturer with certain commercially available polishing pads, up to an agreed upon dollar amount over the seven-year period, which the manufacturer will purchase from us at our cost. We will also pay a royalty to the equipment manufacturer and, in certain circumstances, to another party to whom we are a sub-licensee under our agreement, based upon net revenue earned with respect to commercial sales of polishing pads covered under the agreement. The term of the agreement lasts as long as the patents on the technology subject to the license agreement remain valid and enforceable.

     We had been operating under a distribution agreement with an existing supplier of polishing pads to the semiconductor industry pursuant to which the supplier sold pads to us for our resale to end users. However, due to what we believe was a less than acceptable level of profitability under this value-added reseller model, the distribution agreement was terminated by mutual agreement in June 2004. Pursuant to our June 2004 termination agreement, we were obligated to pay a non-material transition fee which is included in the table above and was paid in December 2004.

     In July 2004 we formed a strategic alliance with NanoProducts Corporation under which we acquired a minority equity ownership interest in the company in exchange for a $3.8 million investment. Under this arrangement, we are collaborating with NanoProducts to develop nanoscale particles for use in future generation CMP slurries, and other fine finish polishing applications. As of September 30, 2004 we have paid $1.8 million to NanoProducts and intend to pay an additional $1.9 million.

  OTHER LONG-TERM LIABILITIES

     Other long-term liabilities include $0.8 million for pension liabilities and $0.7 for deferred compensation obligations.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earning per Share" ("EITF Issue No. 03-06"), which provides guidance on the calculation and disclosure of earnings per share (EPS), including the use of the two-class method for determining EPS when a company has participating securities. We have adopted EITF Issue No. 03-06 effective September 2004, which had no impact on our fiscal 2004 EPS.

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

     Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us, as we saw in the third fiscal quarter of 2004 with respect to one large customer that notified us of its decision to transition to another supplier of CMP slurries for polishing 130 nanometer copper interconnects. Our principal customers also hold considerable purchasing power, which can impact the pricing, and terms of sale of our products. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations. In fiscal 2004, our five largest customers, of which one is a distributor, accounted for approximately 55% of our revenue, with Marketech (our distributor in Taiwan and China), and Intel accounting for approximately 32% and 9% of our revenue, respectively. In fiscal year 2003, our five largest customers, of which two were distributors, accounted for approximately 61% of our revenue, with Marketech and Intel accounting for approximately 28% and 15% of our revenue, respectively. In June 2003, we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through Metron, one of these distributors.

  ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

     Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. Our business would suffer from any problem or interruption in our supply of fumed metal oxides or other key raw materials. We operate under three raw material supply agreements with Cabot Corporation, one of which is for the supply of fumed silica and two of which are for the supply of fumed alumina. Under these agreements, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica. We believe it would be difficult to secure alternative sources of fumed metal oxides in the event Cabot Corporation or another supplier becomes unable to supply us with sufficient quantities of fumed metal oxides that meet the quality and technical specifications required by our customers. In addition, contractual amendments to the existing agreements with, or non-performance by, Cabot Corporation or another supplier, could adversely affect us as well.

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

  BECAUSE WE HAVE LIMITED EXPERIENCE IN BUSINESS AREAS OUTSIDE OF CMP SLURRIES, EXPANSION OF OUR BUSINESS INTO NEW PRODUCTS AND APPLICATIONS MAY NOT BE SUCCESSFUL

     An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including CMP polishing pads. Expanding our business into new product areas involves technologies and production processes, in which we have limited experience, and we may not be able to develop and produce products that satisfy our customers' needs or we may be unable to keep pace with technological or other developments. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

  WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

     We currently have operations and a large customer base outside of the United States. For fiscal 2004, approximately 75% of our revenue was generated by sales to customers outside of the United States. For fiscal 2003, approximately 68% of our revenue was generated by sales to customers outside of the United States. We encounter risks in doing business in certain foreign countries, including but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights. In June 2003 we completed our transition to selling directly to customers in Europe, Singapore and Malaysia who previously had been serviced through a third party distributor. Selling directly may increase our risk of conducting business in foreign countries.

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

  DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

     Our business is affected by current economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. For example, our quarterly revenue in fiscal years 2001 through 2003 were affected by the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories. While the semiconductor industry recovered from this prolonged downturn in fiscal 2004, we believe the outlook for 2005 is for moderating revenue growth for the broad semiconductor industry and possibly even a contraction. Further, the semiconductor industry has been cyclical, and the advent of the next downturn could adversely affect our business.

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

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

  THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

     The market price of our common stock has and could continue to fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements by, and changes in market evaluations of, us or participants in the semiconductor and related industries; changes in business or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; and trading volume of our common stock.

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

  MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

     We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of September 30, 2004, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  CABOT MICROELECTRONICS CORPORATION
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of Independent Registered Public Accounting Firm...   32
  Consolidated Statements of Income for the years ended
     September 30, 2004, 2003 and 2002......................   33
  Consolidated Balance Sheets at September 30, 2004 and
     2003...................................................   34
  Consolidated Statements of Cash Flows for the years ended
     September 30, 2004, 2003 and 2002......................   35
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended September 30, 2004, 2003 and
     2002...................................................   36
  Notes to the Consolidated Financial Statements............   37
  Selected Quarterly Operating Results......................   54
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   55

     All other schedules are omitted, because they are not required, are not applicable, or the information is included in the financial statements and notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     To the Board of Directors and Stockholders of Cabot Microelectronics Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                         /s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
December 8, 2004

                       CABOT MICROELECTRONICS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenue.....................................................  $309,433    $251,665    $235,165
Cost of goods sold..........................................   156,805     124,269     113,067
                                                              --------    --------    --------
       Gross profit.........................................   152,628     127,396     122,098
Operating expenses:
  Research and development..................................    44,003      41,516      33,668
  Selling and marketing.....................................    16,225      11,221       9,667
  General and administrative................................    22,351      18,225      17,458
  Litigation settlement.....................................        --          --       1,000
  Amortization of intangibles...............................       340         340         345
                                                              --------    --------    --------
     Total operating expenses...............................    82,919      71,302      62,138
                                                              --------    --------    --------
Operating income............................................    69,709      56,094      59,960
Other income (expense), net.................................       139         (27)        763
                                                              --------    --------    --------
Income before income taxes..................................    69,848      56,067      60,723
Provision for income taxes..................................    23,120      18,334      20,038
                                                              --------    --------    --------
     Net income.............................................  $ 46,728    $ 37,733    $ 40,685
                                                              ========    ========    ========
Basic earnings per share....................................  $   1.89    $   1.55    $   1.68
                                                              ========    ========    ========
Weighted average basic shares outstanding...................    24,750      24,401      24,160
                                                              ========    ========    ========
Diluted earnings per share..................................  $   1.88    $   1.53    $   1.66
                                                              ========    ========    ========
Weighted average diluted shares outstanding.................    24,882      24,665      24,565
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $157,318    $111,318
  Accounts receivable, less allowance for doubtful accounts
     of $598 at September 30, 2004 and $585 at September 30,
     2003...................................................    41,347      37,564
  Inventories...............................................    24,474      23,814
  Prepaid expenses and other current assets.................     3,264       4,010
  Deferred income taxes.....................................     3,278       2,406
                                                              --------    --------
       Total current assets.................................   229,681     179,112
Property, plant and equipment, net..........................   127,794     133,695
Goodwill....................................................     1,373       1,373
Other intangible assets, net................................       350         595
Other long-term assets......................................     4,093         842
                                                              --------    --------
       Total assets.........................................  $363,291    $315,617
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 13,080    $ 12,521
  Capital lease obligations.................................     1,272       1,716
  Accrued expenses, income taxes payable and other current
     liabilities............................................    18,023      14,679
                                                              --------    --------
       Total current liabilities............................    32,375      28,916
Capital lease obligations...................................     6,385       7,452
Deferred income taxes.......................................     7,374       5,384
Deferred compensation and other long-term liabilities.......     1,535       2,092
                                                              --------    --------
       Total liabilities....................................    47,669      43,844
Commitments and contingencies (Note 17)
Stockholders' equity:
  Common stock:
     Authorized: 200,000,000 shares, $0.001 par value
     Issued: 24,855,495 shares at September 30, 2004 and
      24,712,740 shares at September 30, 2003...............        25          25
  Capital in excess of par value of common stock............   136,259     131,913
  Retained earnings.........................................   185,586     138,858
  Accumulated other comprehensive income....................     1,905       1,187
  Unearned compensation.....................................      (153)       (210)
  Treasury stock at cost, 241,865 shares at September 30,
     2004 and no shares at September 30, 2003...............    (8,000)         --
                                                              --------    --------
       Total stockholders' equity...........................   315,622     271,773
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $363,291    $315,617
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                                2004       2003      2002
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 46,728   $ 37,733   $40,685
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    17,611     15,732    12,009
     Equity in loss of equity method investee...............        73         --        --
     Noncash compensation expense and non-employee stock
       options..............................................        67        (13)      475
     Provision for inventory writedown......................       930      1,352       517
     Provision for doubtful accounts........................        44        121      (154)
     Stock option income tax benefits.......................       967      4,822     2,059
     Deferred income taxes..................................     1,119      4,447     1,756
     Unrealized foreign exchange gain.......................        (3)    (1,535)   (1,504)
     Raw material supply obligation.........................        --      1,959        --
     Loss on disposal of property, plant and equipment......        58         50        98
     Other noncash items, net...............................      (471)       198      (109)
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (3,210)   (10,855)      713
     Inventories............................................    (1,256)    (2,045)   (4,429)
     Prepaid expenses and other assets......................      (308)      (378)   (1,255)
     Accounts payable, accrued liabilities and other current
       liabilities..........................................       567       (324)      158
     Income taxes payable, deferred compensation and other
       noncurrent liabilities...............................     1,294     (3,680)    2,481
                                                              --------   --------   -------
Net cash provided by operating activities...................    64,210     47,584    53,500
                                                              --------   --------   -------
Cash flows from investing activities:
  Additions to property, plant and equipment................   (10,968)   (16,396)  (35,259)
  Purchases of investments..................................    (1,820)        --        --
  Proceeds from the sale of property, plant and equipment...        15      1,861        --
                                                              --------   --------   -------
Net cash used in investing activities.......................   (12,773)   (14,535)  (35,259)
                                                              --------   --------   -------
Cash flows from financing activities:
  Prepayments of long-term debt.............................        --     (3,500)       --
  Repurchase of common stock................................    (8,000)        --        --
  Net proceeds from issuance of stock.......................     3,385     12,761     4,500
  Principal payments under capital lease obligations........      (815)      (742)     (857)
                                                              --------   --------   -------
Net cash provided (used) by financing activities............    (5,430)     8,519     3,643
                                                              --------   --------   -------
Effect of exchange rate changes on cash.....................        (7)       145        44
                                                              --------   --------   -------
Increase in cash............................................    46,000     41,713    21,928
Cash and cash equivalents at beginning of year..............   111,318     69,605    47,677
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $157,318   $111,318   $69,605
                                                              ========   ========   =======
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................  $ 19,554   $ 14,420   $14,028
  Cash paid for interest....................................  $    688   $    882   $   869
Supplemental disclosure of noncash investing and financing
  activities:
  Issuance of restricted stock..............................  $     25   $    275   $    10
  Assets acquired under capital leases (Note 9).............  $     --   $    114   $11,770

  The accompanying notes are an integral part of these consolidated financial statements.

                       CABOT MICROELECTRONICS CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             ACCUMULATED
                                                        COMMON        CAPITAL                   OTHER
                                                     STOCK, $0.001   IN EXCESS   RETAINED   COMPREHENSIVE   COMPREHENSIVE
                                                       PAR VALUE      OF PAR     EARNINGS      INCOME          INCOME
                                                     -------------   ---------   --------   -------------   -------------
                                                                                (IN THOUSANDS)
BALANCE AT SEPTEMBER 30, 2001......................       $24        $107,335    $ 60,440      $(1,191)
Exercise of stock options..........................                     3,169
Tax benefit on stock options exercised.............                     2,059
Amortization of unearned compensation on restricted
 stock.............................................
Issuance of Cabot Microelectronics restricted stock
 under deposit share plan..........................                        30
Issuance of stock options to non-Cabot
 Microelectronics employees........................                        37
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan......................                     1,308
Modification of stock award grants.................                       178
Net income.........................................                                40,685                      $40,685
Net unrealized gain on derivative instruments......                                                 32              32
Foreign currency translation adjustment............                                               (529)           (529)
                                                                                                               -------
Total comprehensive income.........................                                                            $40,188
                                                                                                               =======
                                                          ---        --------    --------      -------
BALANCE AT SEPTEMBER 30, 2002......................        24         114,116     101,125       (1,688)
Exercise of stock options..........................         1          11,556
Tax benefit on stock options exercised.............                     4,822
Amortization of unearned compensation on restricted
 stock.............................................
Issuance of Cabot Microelectronics restricted stock
 under employee compensation plans.................                       265
Issuance of Cabot Microelectronics restricted stock
 under deposit share plan..........................                        30
Forfeiture of Cabot Microelectronics restricted
 stock.............................................                       (89)
Reverse amortization related to restricted stock
 forfeited.........................................
Issuance of stock options to non-Cabot
 Microelectronics employees........................                         6
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan......................                     1,207
Net income.........................................                                37,733                      $37,733
Net unrealized gain on derivative instruments......                                                 34              34
Foreign currency translation adjustment............                                              2,841           2,841
                                                                                                               -------
Total comprehensive income.........................                                                            $40,608
                                                                                                               =======
                                                          ---        --------    --------      -------
BALANCE AT SEPTEMBER 30, 2003......................        25         131,913     138,858        1,187
                                                          ===        ========    ========      =======
Exercise of stock options..........................                     2,232
Tax benefit on stock options exercised.............                       967
Amortization of unearned compensation on restricted
 stock.............................................
Issuance of Cabot Microelectronics restricted stock
 under deposit share plan..........................                        75
Forfeiture of Cabot Microelectronics restricted
 stock.............................................                       (15)
Reverse amortization related to restricted stock
 forfeited.........................................
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan......................                     1,087
Purchase of treasury stock, at cost................
Net income.........................................                                46,728                      $46,728
Net unrealized loss on derivative instruments......                                                (10)            (10)
Foreign currency translation adjustment............                                                728             728
                                                                                                               -------
Total comprehensive income.........................                                                            $47,446
                                                                                                               =======
                                                          ---        --------    --------      -------
BALANCE AT SEPTEMBER 30, 2004......................       $25        $136,259    $185,586      $ 1,905
                                                          ===        ========    ========      =======


                                                       UNEARNED     TREASURY
                                                     COMPENSATION    STOCK      TOTAL
                                                     ------------   --------   --------
                                                               (IN THOUSANDS)
BALANCE AT SEPTEMBER 30, 2001......................     $(321)      $    --    $166,287
Exercise of stock options..........................                               3,169
Tax benefit on stock options exercised.............                               2,059
Amortization of unearned compensation on restricted
 stock.............................................       260                       260
Issuance of Cabot Microelectronics restricted stock
 under deposit share plan..........................       (10)                       20
Issuance of stock options to non-Cabot
 Microelectronics employees........................                                  37
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan......................                               1,308
Modification of stock award grants.................                                 178
Net income.........................................
Net unrealized gain on derivative instruments......
Foreign currency translation adjustment............
Total comprehensive income.........................                              40,188
                                                        -----       -------    --------
BALANCE AT SEPTEMBER 30, 2002......................       (71)           --     213,506
Exercise of stock options..........................                              11,557
Tax benefit on stock options exercised.............                               4,822
Amortization of unearned compensation on restricted
 stock.............................................        18                        18
Issuance of Cabot Microelectronics restricted stock
 under employee compensation plans.................      (199)                       66
Issuance of Cabot Microelectronics restricted stock
 under deposit share plan..........................       (10)                       20
Forfeiture of Cabot Microelectronics restricted
 stock.............................................        89                        --
Reverse amortization related to restricted stock
 forfeited.........................................       (37)                      (37)
Issuance of stock options to non-Cabot
 Microelectronics employees........................                                   6
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan......................                               1,207
Net income.........................................
Net unrealized gain on derivative instruments......
Foreign currency translation adjustment............
Total comprehensive income.........................                              40,608
                                                        -----       -------    --------
BALANCE AT SEPTEMBER 30, 2003......................      (210)           --     271,773
                                                        =====       =======    ========
Exercise of stock options..........................                               2,232
Tax benefit on stock options exercised.............                                 967
Amortization of unearned compensation on restricted
 stock.............................................        76                        76
Issuance of Cabot Microelectronics restricted stock
 under deposit share plan..........................       (25)                       50
Forfeiture of Cabot Microelectronics restricted
 stock.............................................        15                        --
Reverse amortization related to restricted stock
 forfeited.........................................        (9)                       (9)
Issuance of Cabot Microelectronics stock under
 Employee Stock Purchase Plan......................                               1,087
Purchase of treasury stock, at cost................                  (8,000)     (8,000)
Net income.........................................
Net unrealized loss on derivative instruments......
Foreign currency translation adjustment............
Total comprehensive income.........................                              47,446
                                                        -----       -------    --------
BALANCE AT SEPTEMBER 30, 2004......................     $(153)      $(8,000)   $315,622
                                                        =====       =======    ========

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

  USE OF ESTIMATES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumption and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management's most difficult and subjective judgments include, but are not limited to, the assessment of the adequacy of our allowance for doubtful accounts and our product warranty reserves; the valuation of inventory; and the recognition of certain accruals, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual results may differ from these estimates under different assumptions or conditions.

  CASH AND CASH EQUIVALENTS

     We consider investments in all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. Our allowance for doubtful accounts includes both a general reserve based on historical experience and an additional reserve for individual accounts when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial condition. Account balances are charged off against the allowance when we believe that it is probable that the receivable will not be recovered.

  INVENTORIES

     Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. We regularly review and write-down the value of inventory for estimated obsolescence or unmarketable inventory.

An inventory reserve is maintained based upon a historical percentage of actual inventory written off applied against inventory at the end of the period, plus an additional amount for known conditions and circumstances.

     Also, the purchase cost of one of our key raw materials from one supplier changes significantly based upon the total quantity of in-specification product that we purchase in a given fiscal year. During interim periods we determine inventory valuation and the amount charged to cost of goods sold for this raw material from this supplier based on the expected average cost over the entire fiscal year using our current full year forecast of purchases of this raw material from this supplier.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Buildings........................................   15-25 years
Machinery and equipment..........................   3-10 years
Furniture and fixtures...........................   5-10 years
Information systems..............................   3-5 years
Assets under capital leases......................   Term of lease or estimated useful life

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

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective October 1, 2001 we adopted FASB Statement No. 141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangible Assets", and goodwill and other intangible assets with indefinite useful lives are no longer amortized. Purchased intangible assets with finite lives continue to be amortized over their estimated useful lives. Goodwill and other intangible assets are tested on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. We determined that goodwill and other intangible assets were not impaired as of September 30, 2004.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. Asset recoverability is assessed by comparing the projected undiscounted cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but their useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful life. We believe that no material impairment exists at September 30, 2004.

  EQUITY INVESTMENT IN NANOPRODUCTS CORPORATION

     In July 2004 we entered into a strategic alliance with NanoProducts Corporation and acquired a minority interest in the company of 13.1% in exchange for an investment of $3,750. Although we do not own 20% or more of NanoProducts, we have concluded that we have the ability to significantly influence NanoProducts' operating and financial policies. Therefore, in accordance with Accounting Principles Board Option No. 18 "The Equity Method of Accounting for Investments in Common Stock", we account for our investment using the equity method of accounting, which requires us to record earnings and losses of NanoProducts in proportion to our share of ownership.

  WARRANTY RESERVE

     We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet customers' specifications and performance requirements, and related costs. The warranty reserve is based upon a historical product return rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold.

  FOREIGN CURRENCY TRANSLATION

     Our operations in Europe and Asia operate primarily in local currency. Accordingly, all assets and liabilities of these operations are translated using exchange rates in effect at the end of the year, and revenue and costs are translated using weighted average exchange rates for the year. The related translation adjustments are reported in comprehensive income in stockholders' equity. Gains and losses resulting from foreign currency transactions are recorded in the statements of income for all periods presented. Foreign exchange gains and losses were a loss of $377 and gains of $146 and $1,356 for fiscal years 2004, 2003 and 2002, respectively.

  FOREIGN EXCHANGE MANAGEMENT

     We transact business in various foreign currencies, primarily the Japanese Yen, British Pound and the Euro. Our exposure to foreign currency exchange risks has not been significant because most of our sales are denominated in U.S. dollars. Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. These foreign exchange contracts do not qualify for hedge accounting under FASB Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities", as amended by FASB Statement No. 149, "Amendment of Statement 133 on Instruments and Hedging Activities". Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain foreign currency balance sheet exposures are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses are intended to partially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. We do not currently use derivative financial instruments for trading or speculative purposes.

  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The recorded amounts of cash, accounts receivable and accounts payable approximate their fair values.

  INTERCOMPANY LOAN ACCOUNTING

     We maintain an intercompany loan agreement with our wholly-owned subsidiary, Nihon Cabot Microelectronics K.K. ("the K.K."), under which we provided funds to the K.K. to finance the purchase of certain assets from our former Japanese branch at the time of the establishment of this subsidiary, as well as for the purchase of land adjacent to our Geino, Japan facility, which is part of the K.K. Since settlement of the note is expected in the foreseeable future, and our subsidiary has been consistently making timely payments on the loan, the loan is considered a foreign-currency transaction under FASB Statement No. 52, "Foreign Currency Translation". Therefore the associated foreign exchange gains and losses are recognized in earnings rather than being deferred in the cumulative translation account in other comprehensive income. For additional information regarding our accounting for derivatives, see Note 10 to consolidated financial statements.

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

     The portion of revenue from customers who represented more than 10% of revenue were as follows:

                                                                 YEAR ENDED SEPTEMBER 30,
                                                                 -------------------------
                                                                 2004      2003      2002
                                                                 -----     -----     -----
Marketech...................................................      32%       28%       24%
Intel.......................................................       9%       15%       16%

     Marketech is our distributor in Taiwan and China.

     The two customers above accounted for 30.6% and 30.3% of net accounts receivable at September 30, 2004 and 2003, respectively.

  PURCHASE COMMITMENTS

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

  SHIPPING AND HANDLING

     Costs related to shipping and handling are included in cost of goods sold.

  RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred and consist primarily of staffing costs, materials and supplies, depreciation, utilities and other facilities costs.

  INCOME TAXES

     Deferred income taxes are determined based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Provisions are made for the U.S. and any non-U.S. deferred income tax liability or benefit.

  STOCK-BASED COMPENSATION

     We apply the intrinsic value method prescribed by Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, with regard to the measurement of compensation cost for options granted under the Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan and shares issued under our Employee Stock Purchase Plan. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no employee compensation expense has been recorded. Had expense been recognized using the fair value method described in FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                                           YEAR ENDED SEPTEMBER 30,
                                                        ------------------------------
                                                          2004       2003       2002
                                                        --------   --------   --------
Net income, as reported...............................  $ 46,728   $ 37,733   $ 40,685
Deduct: total stock-based compensation expense
  determined under the fair value method, net of
  tax.................................................   (21,899)   (18,177)   (12,494)
                                                        --------   --------   --------
Pro forma net income..................................  $ 24,829   $ 19,556   $ 28,191
                                                        ========   ========   ========
Earnings per share:
  Basic -- as reported................................  $   1.89   $   1.55   $   1.68
                                                        ========   ========   ========
  Basic -- pro forma..................................  $   1.00   $   0.80   $   1.17
                                                        ========   ========   ========
  Diluted -- as reported..............................  $   1.88   $   1.53   $   1.66
                                                        ========   ========   ========
  Diluted -- pro forma................................  $   1.00   $   0.79   $   1.15
                                                        ========   ========   ========

     In the figures presented above, we have revised certain assumptions used in the current year's Black-Scholes option-pricing model and adjusted previously reported 2003 data to conform to the current year presentation. The previously reported data for 2003 were as follows: total stock-based compensation expense determined under the fair value method, net of tax was $16,531, pro forma net income was $21,202, pro forma basic net income per share was $0.87, and pro forma diluted net income per share was $0.86. Adjustment of periods prior to 2003 was not meaningful.

     For additional information regarding our stock-based compensation plans, see Note 14 to the consolidated financial statements.

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

  EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Emerging Issues task Force (EITF) reached a consensus on Issue No. 03-06, "Participating Securities and the Two -- Class Method under FASB Statement No. 128, Earning per Share" ("EITF Issue No. 03-06") which provides guidance on the calculation and disclosure of earnings per share (EPS), including the use of the two-class method for determining EPS when a company has participating securities. We have adopted EITF Issue No. 03-06 effective September 2004, which had no impact on our EPS.

3.  INVENTORIES

     Inventories consisted of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Raw materials...............................................  $14,639   $13,327
Work in process.............................................    1,048     1,110
Finished goods..............................................    8,787     9,377
                                                              -------   -------
Total.......................................................  $24,474   $23,814
                                                              =======   =======

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Land........................................................  $ 16,858   $ 13,511
Buildings...................................................    56,361     55,571
Machinery and equipment.....................................    81,115     72,237
Furniture and fixtures......................................     4,805      4,623
Information systems.........................................    10,927      9,926
Capital leases..............................................    11,884     11,884
Construction in progress....................................     4,647      8,622
                                                              --------   --------
Total property, plant and equipment.........................   186,597    176,374
Less: accumulated depreciation and amortization of assets
  under capital leases......................................   (58,803)   (42,679)
                                                              --------   --------
Net property, plant and equipment...........................  $127,794   $133,695
                                                              ========   ========

     Depreciation expense, including amortization of assets recorded under capital leases, was $17,271, $15,392 and $11,667 for the years ended September 30, 2004, 2003 and 2002, respectively.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill of $1,373, as of September 30, 2004, was unchanged from September 30, 2003.

     The components of intangible assets are as follows:

                                          SEPTEMBER 30, 2004              SEPTEMBER 30, 2003
                                     -----------------------------   -----------------------------
                                     GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                     --------------   ------------   --------------   ------------
Trade secrets and know-how.........      $2,550          $2,360          $2,550          $2,105
Distribution rights, customer lists
  and other........................       1,095             935           1,000             850
                                         ------          ------          ------          ------
  Total intangible assets..........      $3,645          $3,295          $3,550          $2,955
                                         ======          ======          ======          ======

     Amortization expense of intangible assets was $340 for both fiscal 2004 and fiscal 2003. Estimated future amortization expense for fiscal 2005 is $255.

6.  OTHER LONG-TERM ASSETS

     Other long-term assets consisted of the following:

                                                              SEPTEMBER 30,
                                                              -------------
                                                               2004    2003
                                                              ------   ----
Investment in equity method investee........................  $3,677   $ --
Other long-term assets......................................     416    842
                                                              ------   ----
Total.......................................................  $4,093   $842
                                                              ======   ====

     On July 1, 2004 we entered into a strategic alliance with NanoProducts Corporation, a privately-held company specializing in the development and manufacture of nanoscale particles and related nanotechnology products. Under this arrangement, we are collaborating with NanoProducts to develop nanoscale particles for use in future generation CMP slurries, and other fine finish polishing applications. As of September 30, 2004 we have paid $1,820 to NanoProducts and we currently intend to pay an additional $1,930, representing a total initial investment of $3,750. We have received 1,630,435 shares of common stock of NanoProducts Corporation, which represents an ownership interest of 13.1%. We have concluded that we have the ability to significantly influence NanoProducts' operating and financial policies and account for our investment using the equity method of accounting, which requires us to record earnings and losses of NanoProducts in proportion to our share of ownership. Our investment in NanoProducts as of September 30, 2004 of $3,677 has been reduced by $73, representing our share of net losses incurred by NanoProducts from July 1, 2004 through September 30, 2004.

7.  ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

     Accrued expenses, income taxes and other current liabilities consisted of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Accrued compensation........................................  $10,254   $ 7,743
Raw materials accrual.......................................    1,726     2,305
Warranty accrual............................................      952       836
Due to equity method investee...............................    1,930        --
Income taxes payable........................................      522        --
Other.......................................................    2,639     3,795
                                                              -------   -------
Total.......................................................  $18,023   $14,679
                                                              =======   =======

8.  LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

     In February 2003, we prepaid the entire $3,500 unsecured term loan that had been funded on the basis of the Illinois State Treasurer's Economic Program which had been due in April 2005 and had incurred interest at an annual rate of 4.68%. No gain or loss was recognized with respect to the prepayment. As a result of this prepayment, we have no outstanding long-term debt.

     In July 2001 we entered into a $75,000 unsecured revolving credit and term loan facility with a group of commercial banks and in February 2002 and August 2003, this agreement was amended with no material changes in terms. On November 24, 2003, the existing agreement was terminated and replaced with an amended and restated unsecured revolving credit facility of $50,000 with an option to increase the facility by up to $30,000. Under this agreement, which terminates in November 2006, but can be renewed for two one-year terms, interest accrues on any outstanding balance at either the institution's base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

9.  CAPITAL LEASE OBLIGATIONS

     In December 2001 we entered into a fumed alumina supply agreement with Cabot Corporation under which we agreed to pay Cabot Corporation for the expansion of a fumed alumina manufacturing facility in Tuscola, Illinois. The payments for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments resulted in a $9,776 lease obligation and related leased asset. The agreement has an initial five-year term, which expires in 2006, but we can choose to renew the agreement for another five-year term, which expires in 2011. We also can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five-year term.

     In January 2002 we entered into a CMP tool and polishing consumables transfer agreement with a third party under which we agreed to transfer polishing consumables to them in return for a CMP polishing tool. The polishing tool has been treated as a capital lease for accounting purposes and is valued based on the aggregate fair market value of the polishing consumables, which resulted in a $1,994 lease obligation. The agreement has approximately a three-year term.

     In July 2003 we entered into a leasing arrangement for forklift trucks. The lease has a five-year term with a bargain purchase option at the end of the term. The forklift truck leasing arrangement has been treated as a capital lease for accounting purposes, resulting in a $114 lease obligation and related leased asset.

10.  DERIVATIVES

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

     During fiscal 2004 we entered into a cash flow hedge to cover commitments involving the purchase of land in Geino, Japan, which resulted in a reduction to comprehensive income of $45. Since the related asset designated under this cash flow hedge was land, which is not depreciated, we will reclassify losses associated with this cash flow hedge into earnings if and when the land is eventually sold.

     At September 30, 2004 we had one forward foreign exchange contract selling Japanese Yen related to an intercompany note with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

11.  DEFERRED COMPENSATION

     The Directors' Deferred Compensation Plan became effective in March 2001 and applies only to our non-employee directors. All of our non-employee directors have elected to defer their compensation to future periods. In June 2003, this plan was amended to require that payment of deferred amounts be made only in the form of Cabot Microelectronics common shares. Amounts deferred under the plan were $750 and $481 as of September 30, 2004 and 2003, respectively. We do not currently maintain a deferred compensation plan for employees other than our standard Cabot Microelectronics Corporation 401(k) Plan, which is a qualified plan, and our Supplemental Employee Retirement Plan discussed in Footnote 12 to the consolidated financial statements.

12.  SAVINGS PLANS

     Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the "401(k) Plan") covering substantially all eligible employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan. Participants may make elective contributions up to 60% of their eligible compensation. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The 401(k) Plan provides for matching and fixed nonelective contributions by the Company. Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant's eligible compensation and 50% of the next two percent of the participant's eligible compensation that is contributed, subject to limitations required by government laws or regulations. Under the 401(k) Plan, all employees, even non-participants, will receive a contribution by the Company in an amount equal to 4% of eligible compensation. Participants and employees are 100% vested in all Company contributions. The Company's expense for the defined contribution plan totaled $2,696, $2,924 and $2,043 for the periods ending September 30, 2004, 2003 and 2002, respectively.

     Effective in May 2000, we adopted the Cabot Microelectronics Corporation Supplemental Employee Retirement Plan ("SERP") covering all eligible employees as defined by the SERP. Under the SERP, the Company contributes up to 4% of these individuals' eligible compensation. The purpose of the SERP is to provide for the deferral of the Company contribution to certain highly compensated employees as defined under the provision of the Employee Retirement Income Security Act ("ERISA") of 1974. All amounts contributed by the Company and earnings on these contributions are fully vested at all times. The Company's expense for the SERP was de minimis for periods ending September 30, 2004, 2003 and 2002, respectively.

13.  EMPLOYEE STOCK PURCHASE PLAN

     In March 2000, Cabot Microelectronics adopted an Employee Stock Purchase Plan ("ESPP") and authorized up to 475,000 shares of common stock to be purchased under the plan. The ESPP allows all full and certain part-time employees of Cabot Microelectronics and its subsidiaries to purchase shares of our common stock through payroll deductions. Employees can elect to have up to 10% of their annual earnings, up to a maximum of $12,500 per each six-month offering period, withheld to purchase our stock, subject to certain other criteria. The shares are purchased at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. A total of 32,740, 32,132 and 30,248 shares were issued under the ESPP during fiscal 2004, 2003 and 2002, respectively.

14.  EQUITY INCENTIVE PLAN

     In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (individually, or together, the "Plan"), which amended our Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, for the primary purpose of increasing the number of our common shares reserved for issuance under the Plan from 6,500,000 shares to 9,500,000 shares. The approved increase is intended to provide enough shares to give the company ongoing flexibility to attract, retain and reward our employees, directors, consultants and advisors. The amended Plan includes certain other material changes, such as the allowance of restricted stock unit awards under the Plan and an increase in the number of shares of restricted stock available for issuance from 875,000 shares to 1,900,000 shares of restricted stock or restricted stock units in aggregate. The Plan allows for the granting of four types of equity incentive awards: restricted stock, restricted stock units, stock options, and substitute awards. According to the Plan, all employees, directors, consultants and advisors of the Company and its subsidiaries are eligible for awards under the Plan, which awards will be awarded subject to applicable Award Agreements. The Plan is administered by the Compensation Committee of the Board of Directors.

  RESTRICTED STOCK

     Under the Plan, employees and non-employees may be granted shares of restricted stock or restricted stock units at the discretion of the Compensation Committee. In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered. Generally, under our Award Agreements to date for restricted stock, of which there have been few, restrictions have lapsed over a two-year period with one-third becoming unrestricted immediately at the date of grant and the remaining restrictions lapsing over a two-year period. Holders of restricted stock have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions. In no event shall the Company issue more than 1,900,000 shares of restricted stock or restricted stock units, in aggregate, under the Plan. Restricted shares under the Plan may also be purchased and placed "on deposit" by executive level employees pursuant to the 2001 Deposit Share Plan. Shares purchased under this Deposit Share Plan receive a 50% match in restricted shares, which vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares. Compensation expense related to our restricted stock grants and deposit share purchases was $76, $18, and $260 for fiscal years 2004, 2003 and 2002, respectively.

  STOCK OPTIONS

     Under the Plan, employees and non-employees may be granted incentive stock options ("ISO") to purchase common stock at not less than the fair value on the date of grant, and non-qualified stock options ("NQSO"), as determined by the Compensation Committee and set forth in an applicable Award Agreement. The Plan provides that the term of the option may be as long as ten years. Options granted during fiscal years 2004, 2003 and 2002 generally provided for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the anniversary date of the grant. No more than 1,750,000 ISO shares may be issued under the Plan, and none have been granted to date.

     In fiscal 2004 and 2003, no compensation expense was recorded with respect to stock options. In fiscal 2002 we recorded compensation expense of $178 associated with revised stock option agreements involving a former director.

     The following tables relate to stock options outstanding as of September 30, 2004:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                STOCK     EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Outstanding at September 30, 2001...........................  2,026,988    $45.97
  Granted...................................................  1,018,425     50.33
  Exercised.................................................   (144,203)    21.98
  Canceled..................................................    (82,446)    50.40
                                                              ---------    ------
Outstanding at September 30, 2002...........................  2,818,764     48.64
  Granted...................................................    918,500     50.38
  Exercised.................................................   (426,488)    27.09
  Canceled..................................................   (168,570)    59.28
                                                              ---------    ------
Outstanding at September 30, 2003...........................  3,142,206     51.50
  Granted...................................................  1,165,200     48.75
  Exercised.................................................   (104,307)    21.40
  Canceled..................................................   (583,704)    56.67
                                                              ---------    ------
Outstanding at September 30, 2004...........................  3,619,395    $50.66
                                                              =========    ======

                                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                 --------------------------------------   --------------------
                                                WEIGHTED       WEIGHTED               WEIGHTED
                                                 AVERAGE       AVERAGE                AVERAGE
RANGE OF                         NUMBER OF     CONTRACTUAL     EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICE                    SHARES     LIFE (IN YEARS)    PRICE      SHARES      PRICE
--------------                   ---------   ---------------   --------   ---------   --------
$20.00.........................    287,685         0.5          $20.00      287,685    $20.00
$27.95-$39.19..................    167,500         9.2           34.61       26,250     37.81
$40.90-$49.80..................  1,455,115         8.2           48.75      378,530     48.91
$51.37-$58.94..................    945,895         8.4           52.59      163,611     51.40
$62.00-$69.69..................    763,200         3.7           66.97      571,056     66.98
                                 ---------                      ------    ---------    ------
                                 3,619,395                      $50.66    1,427,132    $50.39
                                 =========                      ======    =========    ======

     On September 27, 2004, as allowed under the Plan, the Compensation Committee accelerated to September 1, 2005, the vesting of those stock options granted to employees, officers and directors under the Plan, prior to September 27, 2004 that had an option price equal to or greater than the fair market value of the shares of the Company on September 27, 2004 ($34.65), through amendment made and effective as of September 27, 2004 to the grant agreements for such stock options. Approximately 1.3 million options, with varying remaining vesting schedules of fewer than three years as of September 1, 2005, had option prices of greater than $34.65, and therefore are subject to the acceleration provision, and as a result will become exercisable as of September 1, 2005.

     We have adopted the disclosure requirements of FASB Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") effective December 2002. SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, we continue to apply the accounting provisions of APB 25, with regard to the measurement of compensation cost for options granted under the Plan and shares issued under our Employee Stock Purchase Plan. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and no employee compensation expense has been recorded. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------
                                                            2004      2003      2002
                                                           -------   -------   -------
Pro forma net income.....................................  $24,829   $19,556   $28,191
Pro forma basic net income per share.....................  $  1.00   $  0.80   $  1.17
Pro forma diluted net income per share...................  $  1.00   $  0.79   $  1.15

     These costs may not be representative of the total effects on pro forma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock options, timing of additional grants of stock option awards and number of shares granted for future awards. We have revised certain assumptions used in the current year's Black-Scholes option-pricing model and adjusted previously reported 2003 data to conform to the current year presentation. The previously reported data for 2003 were as follows: pro forma net income was $21,202, pro forma basic net income per share was $0.87, and pro forma diluted net income per share was $0.86. Adjustment of periods prior to 2003 was not meaningful.

     The fair value of our stock-based awards to employees under SFAS 123 was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                        OPTIONS                ESPP
                                                   ------------------   ------------------
                                                   2004   2003   2002   2004   2003   2002
                                                   ----   ----   ----   ----   ----   ----
Expected term (in years).........................    5      5      5     .5     .5     .5
Expected volatility..............................   71%    76%    85%    58%    45%    57%
Risk-free rate of return.........................  3.3%   3.0%   2.8%   2.0%   1.0%   1.6%

15.  STOCKHOLDERS' EQUITY

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

  STOCKHOLDER RIGHTS PLAN

     In March 2000 the Board of Directors of Cabot Microelectronics approved a stock rights agreement and declared a dividend distribution of one right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock for each outstanding share of common stock to stockholders of record on April 7, 2000. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions.

  STOCK REPURCHASES

     In July 2004 we announced that our Board of Directors had authorized a share repurchase program for up to $25,000 of our outstanding common stock which is primarily intended to diminish earnings dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. Under this program, shares are repurchased from time to time, depending on market conditions, in open market transactions, at management's discretion. This program may be suspended or terminated at any time, at the Company's discretion. During the fourth fiscal quarter of 2004, the Company repurchased 241,865 shares of common stock at a cost of $8,000. For additional information on share repurchases, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

16.  INCOME TAXES

     Income before income taxes was as follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------
                                                            2004      2003      2002
                                                           -------   -------   -------
Domestic.................................................  $63,707   $50,969   $51,772
Foreign..................................................    6,141     5,098     8,951
                                                           -------   -------   -------
  Total..................................................  $69,848   $56,067   $60,723
                                                           =======   =======   =======

     Taxes on income consisted of the following:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------
                                                            2004      2003      2002
                                                           -------   -------   -------
U.S. federal and state:
  Current................................................  $19,564   $12,106   $13,946
  Deferred...............................................      649     3,810     2,460
                                                           -------   -------   -------
     Total...............................................  $20,213   $15,916   $16,406
                                                           =======   =======   =======
Foreign:
  Current................................................  $ 2,790   $ 2,821   $ 4,198
  Deferred...............................................      117      (403)     (566)
                                                           -------   -------   -------
     Total...............................................    2,907     2,418     3,632
                                                           -------   -------   -------
       Total U.S. and foreign............................  $23,120   $18,334   $20,038
                                                           =======   =======   =======

     The provision for income taxes at our effective tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
Federal statutory rate......................................  35.0%  35.0%  35.0%
U.S. benefits from research and experimentation
  activities................................................  (1.2)  (2.9)  (2.0)
State taxes, net of federal effect..........................   1.1    1.1    1.2
U.S. benefits from foreign sales............................  (1.4)  (0.7)  (0.7)
Other, net..................................................  (0.4)   0.2   (0.5)
                                                              ----   ----   ----
  Provision for income taxes................................  33.1%  32.7%  33.0%
                                                              ====   ====   ====

     Significant components of deferred income taxes were as follows:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Deferred tax assets:
  Employee benefits.........................................  $1,678   $1,565
  Inventory.................................................   1,717    1,026
  Depreciation and amortization.............................     248      374
  Product warranty..........................................     377      337
  Bad debt reserve..........................................     209      205
  State and local taxes.....................................     130      112
  Other, net................................................     128      128
                                                              ------   ------
     Total deferred tax assets..............................  $4,487   $3,747
                                                              ======   ======
Deferred tax liabilities:
  Depreciation and amortization.............................  $6,913   $6,001
  Translation adjustment....................................   1,065      323
  State and local taxes.....................................     235      199
  Other, net................................................     370      202
                                                              ------   ------
     Total deferred tax liabilities.........................  $8,583   $6,725
                                                              ======   ======

17.  COMMITMENTS AND CONTINGENCIES

  LEGAL PROCEEDINGS

     We periodically become subject to legal proceedings in the ordinary course of business. We are not currently involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations, or cash flows.

  PRODUCT WARRANTIES

     We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet customers' specifications and performance requirements, and related costs. The warranty reserve is based upon a historical product return rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements increased during fiscal 2004 as follows:

Balance as of September 30, 2003............................   $836
Net change..................................................    116
                                                               ----
Balance as of September 30, 2004............................   $952
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

     We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies" as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and as of September 30, 2004, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

  LEASE COMMITMENTS

     We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, most of which expire within ten years and may be renewed by us. Rent expense under such arrangements during fiscal 2004, 2003 and 2002 totaled $624, $579 and $482, respectively.

     Future minimum rental commitments under noncancelable leases as of September 30, 2004 are as follows:

FISCAL YEAR                                                   OPERATING   CAPITAL
-----------                                                   ---------   -------
2005........................................................   $  509     $ 1,886
2006........................................................      270       1,369
2007........................................................       90       1,369
2008........................................................       75       1,365
2009........................................................       70       1,344
Thereafter..................................................       34       2,353
                                                               ------     -------
                                                               $1,048       9,686
                                                               ======
  Amount related to interest................................               (2,029)
                                                                          -------
  Capital lease obligation..................................              $ 7,657
                                                                          =======

  PURCHASE OBLIGATIONS

     Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services. In the fourth quarter of fiscal 2003, we recorded a $2.0 million liability for a raw material supply agreement for a polishing pad technology that was previously under development, but is no longer being pursued. Our remaining obligation with respect to this agreement is $1.2 million which is recorded in current liabilities.

     In January 2004 we entered into a fumed silica supply agreement with Cabot Corporation, which replaces the original fumed metal oxide agreement with respect to fumed silica, and accordingly amended our fumed metal oxide agreement with Cabot Corporation with respect to its fumed silica terms such that the agreement now only applies to fumed alumina through its original term of June 2005. Under the fumed silica supply agreement, we continue to be obligated to purchase at least 90% of our six-month volume forecast and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. Also, under our fumed alumina supply agreement with Cabot Corporation we are obligated to pay certain fixed, capital and variable costs through December 2006. This agreement has an initial five-year term, but we can choose to renew the agreement for another five-year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs.

     We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $150 per year in capital improvements or other expenditures to maintain capacity at the manufacturer's dispersion facility. The initial term of the agreement expired in October 2004, and was renewed for another year. The contract continues to have automatic one-year renewals, and contains a 90-day cancellation clause executable by either party.

     In June 2003 we entered into a technology licensing and co-marketing agreement with a semiconductor equipment manufacturer under which we may develop, manufacture and sell polishing pads utilizing endpoint detection window technology licensed from the manufacturer for use on the manufacturer's equipment. Under this agreement, we are obligated to supply this manufacturer with certain free commercially available polishing pads, up to an agreed upon dollar amount, for particular uses over a seven-year period. We are also obligated to supply the equipment manufacturer with certain commercially available polishing pads, up to an agreed upon dollar amount over the seven-year period, which the manufacturer will purchase from us at our cost. We will also pay a royalty to the equipment manufacturer and, in certain circumstances, to another party to whom we are a sub-licensee under our agreement, based upon net revenue earned with respect to commercial sales of polishing pads covered under the agreement. The term of the agreement lasts as long as the patents on the technology subject to the license agreement remain valid and enforceable.

     We had been operating under a distribution agreement with an existing supplier of polishing pads to the semiconductor industry pursuant to which the supplier sold pads to us for our resale to end users. However, due to what we believe was a less than acceptable level of profitability under this value-added reseller model, the distribution agreement was terminated by mutual agreement in June 2004. Pursuant to our June 2004 termination agreement, we are obligated to pay a non-material transition fee which is recorded in current liabilities and was paid in December 2004.

     In July 2004 we formed a strategic alliance with NanoProducts Corporation. Under this arrangement, we are collaborating with NanoProducts to develop nanoscale particles for use in future generation CMP slurries, and other fine finish polishing applications. In addition, we obtained a minority equity ownership interest in NanoProducts Corporation. As of September 30, 2004 we have invested $1,820 in NanoProducts and intend to pay an additional $1,930.

18.  EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Shares", requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                        YEAR ENDED SEPTEMBER 30,
                                                 ---------------------------------------
                                                    2004          2003          2002
                                                 -----------   -----------   -----------
                                                   (IN THOUSANDS, EXCEPT FOR SHARE AND
                                                           PER SHARE AMOUNTS)
Numerator:
  Income available to common shares............  $    46,728   $    37,733   $    40,685
                                                 ===========   ===========   ===========
Denominator:
  Weighted average common shares
     (Denominator for basic calculation).......   24,749,531    24,400,533    24,160,361
  Weighted average effect of dilutive
     securities:
     Stock-based compensation..................      132,909       264,071       404,713
                                                 -----------   -----------   -----------
  Diluted weighted average common shares
     (Denominator for diluted calculation).....   24,882,440    24,664,604    24,565,074
                                                 ===========   ===========   ===========
Earnings per share:
  Basic........................................  $      1.89   $      1.55   $      1.68
                                                 ===========   ===========   ===========
  Diluted......................................  $      1.88   $      1.53   $      1.66
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

     Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped. Financial information by geographic area was as follows:

                                                                SEPTEMBER 30,
                                                        ------------------------------
                                                          2004       2003       2002
                                                        --------   --------   --------
Revenue:
  United States.......................................  $ 78,093   $ 79,845   $ 81,015
  Europe..............................................    30,984     24,592     29,734
  Asia................................................   200,356    147,228    124,416
                                                        --------   --------   --------
     Total............................................  $309,433   $251,665   $235,165
                                                        ========   ========   ========
Property, plant and equipment, net:
  United States.......................................  $ 94,802   $102,771   $100,900
  Europe..............................................     2,308      2,248      2,032
  Asia................................................    30,684     28,676     29,332
                                                        --------   --------   --------
     Total............................................  $127,794   $133,695   $132,264
                                                        ========   ========   ========

     Revenue from Taiwan and Japan each accounted for more than ten percent of our total revenue. Our revenue from customers in Taiwan totaled $86,283, $63,812 and $54,942 for fiscal years 2004, 2003 and 2002, respectively. Our revenue from customers in Japan totaled $44,872, $40,295 and $34,175 for fiscal years 2004, 2003 and 2002, respectively.

     More than ten percent of our net property, plant and equipment is located in Japan, having a net book value of $30,243, $28,091 and $27,064 at September 30, 2004, 2003 and 2002, respectively.

SELECTED QUARTERLY OPERATING RESULTS

     The following table presents our unaudited financial information for the eight quarters ended September 30, 2004. This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. The results for any quarter are not necessarily indicative of results for any future period.

                       CABOT MICROELECTRONICS CORPORATION
                      SELECTED QUARTERLY OPERATING RESULTS

                             SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,
                               2004        2004       2004        2003       2003        2003       2003        2002
                             ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                              (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue....................   $82,714    $76,925     $73,515    $76,279     $67,903    $64,288     $62,201    $57,273
Cost of goods sold.........    42,498     37,915      37,366     39,026      33,458     31,360      31,786     27,665
                              -------    -------     -------    -------     -------    -------     -------    -------
Gross profit...............    40,216     39,010      36,149     37,253      34,445     32,928      30,415     29,608
Operating expenses:
  Research and
    development............    10,979     11,158      11,143     10,723      12,469     10,803       9,609      8,635
  Selling and marketing....     3,844      4,235       4,363      3,783       3,338      2,751       2,554      2,578
  General and
    administrative.........     5,819      5,659       5,749      5,124       4,607      4,655       4,595      4,368
  Amortization of
    intangibles............        85         85          85         85          85         85          85         85
                              -------    -------     -------    -------     -------    -------     -------    -------
Total operating expenses...    20,727     21,137      21,340     19,715      20,499     18,294      16,843     15,666
Operating income...........    19,489     17,873      14,809     17,538      13,946     14,634      13,572     13,942
Other income (expense),
  net......................       117         72         (86)        36        (111)        46          43         (5)
                              -------    -------     -------    -------     -------    -------     -------    -------
Income before income
  taxes....................    19,606     17,945      14,723     17,574      13,835     14,680      13,615     13,937
Provision for income
  taxes....................     6,439      5,699       5,006      5,976       4,186      4,918       4,561      4,669
                              -------    -------     -------    -------     -------    -------     -------    -------
Net income.................   $13,167    $12,246       9,717    $11,598     $ 9,649    $ 9,762     $ 9,054    $ 9,268
                              =======    =======     =======    =======     =======    =======     =======    =======
Basic earnings per share...   $  0.53    $  0.49     $  0.39    $  0.47     $  0.39    $  0.40     $  0.37    $  0.38
                              =======    =======     =======    =======     =======    =======     =======    =======
Weighted average basic
  shares outstanding.......    24,689     24,818      24,785     24,733      24,591     24,389      24,346     24,300
                              =======    =======     =======    =======     =======    =======     =======    =======
Diluted earnings per
  share....................   $  0.53    $  0.49     $  0.39    $  0.46     $  0.39    $  0.40     $  0.37    $  0.38
                              =======    =======     =======    =======     =======    =======     =======    =======
Weighted average diluted
  shares outstanding.......    24,783     24,912      24,926     24,994      25,049     24,639      24,593     24,579
                              =======    =======     =======    =======     =======    =======     =======    =======

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activities in our allowance for doubtful accounts:

                                                          ADDITIONS
                                            BALANCE AT   (DEDUCTIONS)                BALANCE AT
ALLOWANCE FOR                               BEGINNING     CHARGED TO                   END OF
DOUBTFUL ACCOUNTS                            OF YEAR       EXPENSES     DEDUCTIONS      YEAR
-----------------                           ----------   ------------   ----------   ----------
Year ended:
  September 30, 2004......................    $  585        $  44         $ (31)        $598
  September 30, 2003......................       667           50          (132)         585
  September 30, 2002......................     1,014         (154)         (193)         667

     We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet customers' specifications and performance requirements, and related costs. The warranty reserve is based upon a historical product return rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Charges to expenses and deductions, shown below, represent the net change required to maintain an appropriate reserve.

                                                          ADDITIONS
                                            BALANCE AT   (DEDUCTIONS)                BALANCE AT
                                            BEGINNING     CHARGED TO                   END OF
WARRANTY RESERVES                            OF YEAR       EXPENSES     DEDUCTIONS      YEAR
-----------------                           ----------   ------------   ----------   ----------
Year ended:
  September 30, 2004......................    $  836         $116         $  --         $952
  September 30, 2003......................       858           --           (22)         836
  September 30, 2002......................     1,255           --          (397)         858

MANAGEMENT RESPONSIBILITY

     The accompanying consolidated financial statements were prepared by Cabot Microelectronics in conformity with accounting principles generally accepted in the United States of America. Cabot Microelectronics' management is responsible for the integrity of these statements and of the data, estimates and judgments that underlie them.

     Cabot Microelectronics maintains a system of internal accounting controls designed to provide reasonable assurance that its assets are safeguarded from loss or unauthorized use, that transactions are properly authorized and recorded, and that financial records can be relied upon for the preparation of the consolidated financial statements. The system is monitored and evaluated on an ongoing basis by management in conjunction with its internal audit function, independent accountants, and the Audit Committee of the Board of Directors.

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

                                                /s/ WILLIAM P. NOGLOWS
                                         ---------------------------------------
                                                   William P. Noglows
                                                 Chief Executive Officer

                                                /s/ WILLIAM S. JOHNSON
                                         ---------------------------------------
                                                   William S. Johnson
                                                 Chief Financial Officer

                                                 /s/ THOMAS S. ROMAN
                                         ---------------------------------------
                                                     Thomas S. Roman
                                              Principal Accounting Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2004.

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

     There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K with respect to identification of directors and identification of an audit committee financial expert is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Board Structure and Compensation" in Cabot Microelectronics' definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 8, 2005 (the "Proxy Statement"). In addition, for information with respect to the executive officers of Cabot Microelectronics, see "Executive Officers" at the end of Part I of this Form 10-K and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. Information required by

Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

     We have adopted a code of business conduct for all of our employees and directors, including our principal executive officer, other executive officers, principal financial officer and senior financial personnel. A copy of our code of business conduct is available free of charge on our company website at www.cabotcmp.com. We intend to post on our website any material changes to, or waivers from our code of business conduct, if any, within two days of any such event.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

     Shown below is information as of September 30, 2004 with respect to the shares of common stock that may be issued under Cabot Microelectronics' existing equity compensation plans.

                                         (A)                     (B)                            (C)
                               NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE        NUMBER OF SECURITIES REMAINING
                               BE ISSUED UPON EXERCISE    EXERCISE PRICE OF     AVAILABLE FOR FUTURE ISSUANCE UNDER
                               OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   EQUITY COMPENSATION PLANS (EXCLUDING
PLAN CATEGORY                    WARRANTS AND RIGHTS     WARRANTS AND RIGHTS    SECURITIES REFLECTED IN COLUMN (A))
-------------                  -----------------------   --------------------   ------------------------------------
  Equity compensation
     plans approved by
     security holders........         3,623,313                 $50.66                       5,089,855(1)
  Equity compensation
     plans not approved
     by security holders.....                --                     --                              --
                                      ---------                 ------                       ---------
  Total......................         3,623,313                 $50.66                       5,089,855
                                      =========                 ======                       =========

---------------

(1) Includes 304,090 shares available for future issuance under our Employee Stock Purchase Plan.

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following Financial Statements and Financial Statement Schedule are included in Item 8 herein:

       1. Financial Statements:

          Report of Independent Registered Public Accounting Firm
           Consolidated Statements of Income for the years ended September 30, 2004, 2003 and 2002
           Consolidated Balance Sheets at September 30, 2004 and 2003 Consolidated Statements of Cash Flows for the years ended September
          30, 2004, 2003 and 2002
           Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2004, 2003 and 2002
          Notes to the Consolidated Financial Statements

       2. Financial Statement Schedule: Schedule II -- Valuation and Qualifying Accounts

       3. Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
 3.2(1)     Amended and Restated By-Laws of Cabot Microelectronics
            Corporation.
 3.3(1)     Form of Amended and Restated Certificate of Incorporation of
            Cabot Microelectronics Corporation.
 3.4(2)     Form of Certificate of Designation, Preferences and Rights
            of Series A Junior Participating Preferred Stock.
 4.1(2)     Form of Cabot Microelectronics Corporation Common Stock
            Certificate.
 4.2(3)     Rights Agreement.
 4.3(4)     Amendment to Rights Agreement.
10.1(12)    Second Amended and Restated Cabot Microelectronics
            Corporation 2000 Equity Incentive Plan.*
10.2        Form of Cabot Microelectronics Corporation Second Amended
            and Restated 2000 Equity Incentive Plan Non-Qualified Stock
            Option Grant Agreement (directors).*
10.3        Form of Cabot Microelectronics Corporation Second Amended
            and Restated 2000 Equity Incentive Plan Non-Qualified Stock
            Option Grant Agreement (employees (including executive
            officers)).*
10.15(7)    Cabot Microelectronics Corporation Employee Stock Purchase
            Plan, as amended.*
10.22(9)    Cabot Microelectronics Corporation 401(k) Plan, as amended.*
10.23(5)    Form of Change in Control Severance Protection Agreement.**
10.28(10)   Directors' Deferred Compensation Plan, as amended.*
10.29(11)   Amended and Restated Credit Agreement dated November 24,
            2003 among Cabot Microelectronics Corporation, Various
            Financial Institutions and LaSalle Bank National
            Association, as Administrative Agent, and National City Bank
            of Michigan/Illinois, as Syndication Agent.
10.30(6)    Deposit Share Agreement.***
10.31(6)    Amendment No. 1 to Fumed Metal Oxide Agreement, between
            Cabot Microelectronics Corporation and Cabot Corporation.+
10.32(6)    Fumed Alumina Supply Agreement.+
10.33(7)    Adoption Agreement, as amended, of Cabot Microelectronics
            Corporation Supplemental Employee Retirement Plan.*
10.34(8)    Code of Business Conduct.
10.36(11)   Directors' Cash Compensation Umbrella Program.*
10.37(13)   Employment and Transition Agreement dated November 3, 2003.*
10.38(13)   Employment Offer Letter dated November 2, 2003.*
10.39(13)   Employment Offer Letter dated November 17, 2003.*
10.40(14)   Amendment No. 2 to Fumed Metal Oxide Agreement, between
            Cabot Microelectronics Corporation and Cabot Corporation.

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
10.41(14)   Amendment No. 3 to Fumed Metal Oxide Agreement, between
            Cabot Microelectronics Corporation and Cabot Corporation.
10.42(14)   Fumed Silica Supply Agreement.+
10.43(14)   General Release, Waiver and Covenant Not to Sue.*
21.1        Subsidiaries of Cabot Microelectronics Corporation.
23.1        Consent of Independent Registered Public Accounting Firm.
24.1        Power of Attorney.
31.1        Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2        Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 (1) Filed as an exhibit to, and incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on March 27, 2000.

 (2) Filed as an exhibit to, and incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 3, 2000.

 (3) Filed as an exhibit to, and incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 4, 2000.

 (4) Filed as an exhibit to, and incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Commission on October 6, 2000.

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

(10) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003.

(11) Filed as an exhibit to, and incorporated by reference from the Registrant's Annual Report on Form 10-K filed with the Commission on December 10, 2003.

(12) Filed as Appendix B, and incorporated by reference from the Registrant's Definitive Proxy Statement filed with the Commission on January 23, 2004.

(13) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on February 12, 2004.

(14) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 7, 2004.

   * Management contract, or compensatory plan or arrangement.

  ** Substantially similar change in control severance protection agreements have been entered into with William P. Noglows, H. Carol Bernstein, Victoria J. Brush, Jean Pol Delrue, William S. Johnson, Hiroyuki Nishiya, Daniel J. Pike, Thomas S. Roman, Stephen R. Smith, Clifford L. Spiro, Adam
     F. Weisman and Daniel S. Wobby, with differences only in the amount of payments and benefits to be received by such persons.

  *** Substantially similar deposit share agreements have been entered into with
      H. Carol Bernstein, William S. Johnson, Matthew Neville and Daniel S. Wobby with differences only in the amount of initial deposit made and deposit shares purchased by such persons.

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

                                                CABOT MICROELECTRONICS CORPORATION

Date: December 8, 2004                          /s/ WILLIAM P. NOGLOWS
                                                --------------------------------------------------------
                                                William P. Noglows
                                                Chairman of the Board, President and Chief Executive
                                                Officer
                                                [Principal Executive Officer]

Date: December 8, 2004                          /s/ WILLIAM S. JOHNSON
                                                --------------------------------------------------------
                                                William S. Johnson
                                                Vice President, Chief Financial Officer and Treasurer
                                                [Principal Financial Officer]

Date: December 8, 2004                          /s/ THOMAS S. ROMAN
                                                --------------------------------------------------------
                                                Thomas S. Roman
                                                Corporate Controller
                                                [Principal Accounting Officer]

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 8, 2004                          /s/ WILLIAM P. NOGLOWS
                                                --------------------------------------------------------
                                                William P. Noglows
                                                Chairman of the Board, President and Chief Executive
                                                Officer
                                                [Director]

Date: December 8, 2004                          /s/ JUAN ENRIQUEZ-CABOT*
                                                --------------------------------------------------------
                                                Juan Enriquez-Cabot
                                                [Director]

Date: December 8, 2004                          /s/ JOHN P. FRAZEE, JR.*
                                                --------------------------------------------------------
                                                John P. Frazee, Jr.
                                                [Director]

Date: December 8, 2004                          /s/ H. LAURANCE FULLER*
                                                --------------------------------------------------------
                                                H. Laurance Fuller*
                                                [Director]


Date: December 8, 2004                          /s/ J. JOSEPH KING*
                                                --------------------------------------------------------
                                                J. Joseph King
                                                [Director]

Date: December 8, 2004                          /s/ RONALD L. SKATES*
                                                --------------------------------------------------------
                                                Ronald L. Skates
                                                [Director]

Date: December 8, 2004                          /s/ STEVEN V. WILKINSON*
                                                --------------------------------------------------------
                                                Steven V. Wilkinson
                                                [Director]

---------------

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934.