Form 10-Q
period 2004-12-31
CABOT MICROELECTRONICS CORP
filed 2005-02-09
CIK 1102934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                DECEMBER 31, 2004

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

                                 YES [X] NO [ ]

As of January 31, 2005 the Company had 24,719,179 shares of Common Stock, par value $0.001 per share, outstanding.

                       CABOT MICROELECTRONICS CORPORATION

                                      INDEX

                                                                                                              PAGE
PART I. FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statements of Income
                       Three Months Ended December 31, 2004 and 2003........................................    3

                   Consolidated Balance Sheets
                       December 31, 2004 and September 30, 2004.............................................    4

                   Consolidated Statements of Cash Flows
                       Three Months Ended December 31, 2004 and 2003........................................    5

                   Notes to Consolidated Financial Statements...............................................    6

         Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..................................................   11

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................   21

         Item 4.   Controls and Procedures..................................................................   21

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings........................................................................   21

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..............................   22

         Item 6.   Exhibits.................................................................................   22
                   Signatures...............................................................................   23

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS
                                                                  ENDED DECEMBER 31,
                                                                  2004           2003
                                                              -------------  ------------
Revenue.....................................................  $      67,084  $     76,279
Cost of goods sold..........................................         33,472        39,026
                                                              -------------  ------------
         Gross profit.......................................         33,612        37,253
Operating expenses:
   Research and development.................................          9,544        10,723
   Selling and marketing....................................          4,176         3,783
   General and administrative...............................          5,580         5,124
   Amortization of intangibles..............................             85            85
                                                              -------------  ------------
      Total operating expenses..............................         19,385        19,715
                                                              -------------  ------------
Operating income............................................         14,227        17,538
Other income, net...........................................            487            36
                                                              -------------  ------------
Income before income taxes..................................         14,714        17,574
Provision for income taxes..................................          4,885         5,976
                                                              -------------  ------------
      Net income............................................  $       9,829  $     11,598
                                                              =============  ============
Basic earnings per share....................................  $        0.40  $       0.47
                                                              =============  ============
Weighted average basic shares outstanding...................         24,638        24,733
                                                              =============  ============
Diluted earnings per share..................................  $        0.40  $       0.46
                                                              =============  ============
Weighted average diluted shares outstanding.................         24,721        24,994
                                                              =============  ============

       The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       DECEMBER 31,       SEPTEMBER 30,
                                                                                           2004              2004
                                                                                     ----------------    --------------
                                      ASSETS
Current assets:
   Cash and cash equivalents......................................................   $        169,796    $      157,318
   Accounts receivable, less allowance for doubtful accounts of $499 at
      December 31, 2004 and $598 at September 30, 2004............................             32,596            41,347
   Inventories....................................................................             30,480            24,474
   Prepaid expenses and other current assets......................................              4,360             3,264
   Deferred income taxes..........................................................              3,008             3,278
                                                                                     ----------------    --------------
         Total current assets.....................................................            240,240           229,681
Property, plant and equipment, net................................................            128,526           127,794
Goodwill .........................................................................              1,373             1,373
Other intangible assets, net......................................................                272               350
Other long-term assets............................................................              3,902             4,093
                                                                                     ----------------    --------------
         Total assets.............................................................   $        374,313    $      363,291
                                                                                     ================    ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................................   $         12,429    $       13,080
   Capital lease obligations......................................................              1,111             1,272
   Accrued expenses, income taxes payable and other current liabilities...........             15,668            18,023
                                                                                     ----------------    --------------
         Total current liabilities................................................             29,208            32,375
Capital lease obligations.........................................................              6,153             6,385
Deferred income taxes.............................................................              7,574             7,374
Deferred compensation and other long-term liabilities.............................              1,517             1,535
                                                                                     ----------------    --------------
         Total liabilities........................................................             44,452            47,669
Commitments and contingencies (Note 8)
Stockholders' equity:
   Common stock:
      Authorized: 200,000,000 shares, $0.001 par value
      Issued: 25,020,577 shares at December 31, 2004 and 24,855,495 at
      September 30, 2004 .........................................................                 25                25
   Capital in excess of par value of common stock.................................            140,856           136,259
   Retained earnings..............................................................            195,415           185,586
   Accumulated other comprehensive income.........................................              5,556             1,905
   Unearned compensation .........................................................               (259)             (153)
   Treasury stock at cost, 336,964 shares at December 31, 2004 and 241,865 shares
      at September 30, 2004.......................................................            (11,732)           (8,000)
                                                                                     ----------------    --------------
         Total stockholders' equity...............................................            329,861           315,622
                                                                                     ----------------    --------------
         Total liabilities and stockholders' equity...............................   $        374,313    $      363,291
                                                                                     ================    ==============

       The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                    --------------------------------
                                                                                         2004             2003
                                                                                    --------------   ---------------
Cash flows from operating activities:
   Net Income...................................................................    $        9,829   $       11,598
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization.............................................             4,519            4,165
      Loss on equity investment.................................................                88                -
      Non-cash compensation expense and non-employee stock options..............                19               18
      Provision for inventory writedown.........................................              (630)             836
      Provision for doubtful accounts...........................................               (97)              14
      Stock option income tax benefits..........................................             1,051              505
      Deferred income taxes.....................................................               533             (177)
      Unrealized foreign exchange (gain)........................................            (1,612)            (695)
      Loss (Gain) on disposal of property, plant and equipment..................                66              (11)
      Other non-cash expenses, net..............................................               196              204
   Changes in operating assets and liabilities:
      Accounts receivable.......................................................            10,484           (2,326)
      Inventories...............................................................            (4,310)             774
      Prepaid expenses and other assets.........................................              (890)          (1,302)
      Accounts payable, accrued liabilities and other current liabilities.......            (2,282)          (2,204)
      Income taxes payable, deferred compensation and other noncurrent
         liabilities............................................................               674            5,079
                                                                                    --------------   --------------
Net cash provided by operating activities.......................................            17,638           16,478

Cash flows from investing activities:
   Additions to property, plant and equipment...................................            (2,849)          (1,301)
   Purchases of investments.....................................................            (1,930)               -
   Proceeds from the sale of property, plant and equipment......................                 -               11
                                                                                    --------------   --------------
Net cash used in investing activities...........................................            (4,779)          (1,290)
                                                                                    --------------   --------------
Cash flows from financing activities:
   Repurchase of common stock...................................................            (3,732)              -
   Net proceeds from issuance of stock..........................................             3,179              972
   Principal payments under capital lease obligations...........................              (210)            (198)
                                                                                    --------------   --------------
Net cash provided (used) by financing activities................................              (763)             774
                                                                                    --------------   --------------
Effect of exchange rate changes on cash.........................................               382               79
                                                                                    --------------   --------------
Increase in cash................................................................            12,478           16,041
Cash and cash equivalents at beginning of period................................           157,318          111,318
                                                                                    --------------   --------------
Cash and cash equivalents at end of period......................................    $      169,796   $      127,359
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

      The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of December 31, 2004, cash flows for the three months ended December 31, 2004 and December 31, 2003 and results of operations for the three months ended December 31, 2004 and December 31, 2003. The results of operations for the three months ended December 31, 2004 may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries.

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

2. STOCK-BASED COMPENSATION

      As currently permitted by the Financial Accounting Standards Board (FASB) Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") and FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we continue to apply the accounting provisions of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, with regard to the measurement of compensation cost for options granted under our Equity Incentive Plan (the "Plan") and shares issued under our Employee Stock Purchase Plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

                                                THREE MONTHS ENDED
                                                    DECEMBER 31,
                                                 2004        2003
                                              ----------   ----------
Net income, as reported ..................    $    9,829   $   11,598
Deduct: total stock-based compensation
     expense determined under the fair
     value method, net of tax ............       (11,446)      (4,830)
                                             -----------   ----------
Pro forma net income .....................   ($    1,617)  $    6,768
                                             ===========   ==========
Earnings per share:
     Basic - as reported .................    $     0.40   $     0.47
                                             ===========   ==========
     Basic - pro forma ...................   ($     0.07)  $     0.27
                                             ===========   ==========
     Diluted - as reported ...............    $     0.40   $     0.46
                                             ===========   ==========
     Diluted - pro forma .................   ($     0.07)  $     0.27
                                             ===========   ==========

      In the fourth fiscal quarter of 2004 we revised certain assumptions used in the Black-Scholes option-pricing model and have adjusted the previously reported data for the three months ended December 31, 2003 to conform to this presentation. The data previously reported for that period were as follows: total stock-based compensation expense determined under the fair value method, net of tax was $4,529, pro forma net income was $7,069, pro forma basic earnings per share was $0.29, and pro forma diluted earnings per share was $0.28.

      On September 27, 2004, to address certain issues arising pursuant to the revision of SFAS 123 (at the time proposed) and as permitted by the Plan, the Compensation Committee of the Board of Directors accelerated to September 1, 2005, the vesting of those stock options granted to employees, officers and directors under the Plan, prior to September 27, 2004 that had an option price equal to or greater than the fair market value of the shares of the Company on September 27, 2004 ($34.65), through amendment made and effective as of September 27, 2004 to the grant agreements for such stock options. Approximately
1.3 million options had option prices of greater than $34.65, and therefore are subject to the acceleration provision, and as a result will become exercisable as of September 1, 2005. Since the revision of SFAS 123 will require us to recognize share-based compensation expense in our income statement for all unvested options as of July 1, 2005, including those options that are out-of-the-money, the Compensation Committee decided to accelerate the vesting of these approximately 1.3 million options in order to mitigate the associated future share-based compensation expense. The Compensation Committee chose to delay the accelerated vesting of these options of September 1, 2005 to preserve, until such time, the employee retention benefit of these stock options.

      The increase in pro forma stock-based compensation expense for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 is primarily attributable to accelerated vesting of the 1.3 million options. The costs presented in the preceding table may not be representative of the total effects on reported income for future years. Factors that may also impact future years include the attribution of the awards to the service period, the vesting period of stock options, timing of additional grants of stock option awards and number of shares granted for future awards. For additional information regarding share-based compensation, see Note 9 to the consolidated financial statements.

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

3. EARNINGS PER SHARE

      Statement of Financial Accounting Standards No. 128 "Earnings per Share" requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

                                                                       THREE MONTHS
                                                                     ENDED DECEMBER 31,
                                                                    2004           2003
                                                                 -----------    -----------
Numerator:
           Earnings available to common shares ..............    $     9,829    $    11,598
                                                                 ===========    ===========
Denominator:
           Weighted average common shares ...................     24,637,520     24,733,440
                (Denominator for basic calculation)
           Weighted average effect of dilutive securities:
                Stock based compensation ....................         83,112        260,400
                                                                 -----------    -----------
           Diluted weighted average common shares ...........     24,720,632     24,993,840
                                                                 ===========    ===========
                (Denominator for diluted calculation)
Earnings per share:
           Basic ............................................    $      0.40    $      0.47
                                                                 ===========    ===========
           Diluted ..........................................    $      0.40    $      0.46
                                                                 ===========    ===========

4. COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

                                                      THREE MONTHS
                                                    ENDED DECEMBER 31,
                                                     2004       2003
                                                    -------    -------
Net income .....................................    $ 9,829    $11,598
Other comprehensive income:
     Net unrealized gain on derivative
           instruments .........................          9          9
     Foreign currency translation adjustment....      3,642      2,221
                                                    -------    -------
Total comprehensive income .....................    $13,480    $13,828
                                                    =======    =======

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. INVENTORIES

      Inventories consisted of the following:

                         DECEMBER 31,    SEPTEMBER 30,
                             2004            2004
                           -------         -------
Raw materials .......      $19,374         $14,639
Work in process......          918           1,048
Finished goods ......       10,188           8,787
                           -------         -------
Total ...............      $30,480         $24,474
                           =======         =======

6. GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill of $1,373, as of December 31, 2004, was unchanged from our fiscal year ended September 30, 2004.

      The components of intangible assets are as follows:

                                                         DECEMBER 31, 2004            SEPTEMBER 30, 2004
                                                   ----------------------------  ----------------------------
                                                   GROSS CARRYING  ACCUMULATED   GROSS CARRYING  ACCUMULATED
                                                       AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
                                                   --------------  ------------  --------------  ------------
Trade secrets and know-how ......................      $2,550         $2,424         $2,550         $2,360
Distribution rights, customer lists and other....       1,103            957          1,095            935
                                                       ------         ------         ------         ------
    Total intangible assets .....................       3,653          3,381          3,645          3,295
                                                       ------         ------         ------         ------

      Amortization expense of intangible assets was $85 for the three months ended December 31, 2004. Estimated future amortization expense for the remaining nine months of fiscal year 2005 is $170.

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

      Accrued expenses, income taxes payable and other current liabilities consisted of the following:

                                       DECEMBER 31,  SEPTEMBER 30,
                                          2004           2004
                                         -------        -------
Accrued compensation ..............      $ 7,733        $10,254
Raw materials accrual .............        1,635          1,726
Warranty accrual ..................          791            952
Due to equity method investee......            -          1,930
Income taxes payable ..............        1,311            522
Other .............................        4,198          2,639
                                         -------        -------
Total .............................      $15,668        $18,023
                                         =======        =======

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

PRODUCT WARRANTIES

      We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet customers' specifications and performance requirements, and related costs. The warranty reserve is based upon a historical product return rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements decreased during the first fiscal quarter of 2005 as follows:

Balance as of September 30, 2004....      $ 952
Net change .........................       (161)
                                          -----
Balance as of December 31, 2004 ....      $ 791
                                          =====

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

      We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies" as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and as of December 31, 2004, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

                       CABOT MICROELECTRONICS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
        (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and the pro forma disclosure alternative is no longer allowable under SFAS 123R. The revised standard is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005, and therefore, will be effective for us beginning with the fourth quarter of fiscal 2005. We are currently evaluating the impact and implementation of SFAS 123R, which we believe will have a material impact on our consolidated results of operations and earnings per share. Using our current fair value methodology, utilizing the Black-Scholes option pricing model, we anticipate recognizing approximately $11,000 of pre-tax share-based compensation expense in our fourth quarter of fiscal 2005. The share-based compensation expense we expect to record for our fourth fiscal quarter of this year is expected to primarily reflect expense related to the approximately 1.3 million options, the vesting of which we accelerated to September 1, 2005, plus a prorated portion of annual expense related to stock option grants made in fiscal 2005, including our normal annual employee stock option grant made in December 2004. The 1.3 million options that are scheduled to vest on September 1, 2005 will not result in any further compensation expense after fiscal 2005. For full fiscal year 2006 we currently anticipate recognizing pre-tax share-based compensation expense of approximately $11,000, assuming we consistently apply our historical approach to long-term incentives and our approach in determining fair value utilizing the Black-Scholes option pricing model. Other factors may also impact future share-based compensation expense including the attribution of the awards to the service period, the vesting period of stock options, timing and number of additional grants of stock option awards, fluctuations in our stock price and volatility, expected term and risk-free rate of interest.

      In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which adopts wording from the International Accounting Standards Board's ("IASB") IAS 2, "Inventories", in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 will have a material impact on our consolidated financial position, results of operations or cash flows.

      In December 2004, the FASB issued FASB Statement No 153, "Exchanges on Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"), as part of its short-term international convergence project with the IASB. Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding future sales and operating results, company and industry growth and trends, growth of the markets in which the company participates, international events, product performance, new product introductions, development of new products and technologies, the construction of new facilities by the company and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations", should be read in conjunction with Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2004 including the consolidated financial statements and related notes thereto.

FIRST FISCAL QUARTER OVERVIEW

      We believe we are the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC") devices within the semiconductor industry, in a process called chemical mechanical planarization ("CMP"). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. We develop, produce and sell CMP slurries for polishing copper, tungsten and oxide in IC devices, and also for polishing magnetic heads and the coatings on disks in hard disk drives. In addition, we are developing CMP polishing pads, which are used in conjunction with slurries in the CMP process. Demand for our products is primarily based on the number of wafers, or "wafer starts", of these advanced devices produced by semiconductor manufacturers.

      Revenue for our first fiscal quarter was $67.1 million, which was down 18.9% from the previous fiscal quarter, and down 12.1% compared to the same quarter in the last fiscal year. We believe that the decline in revenue from the previous quarter was primarily due to the following factors:

      - Reduced demand for our products which appears to be due to a decrease in production of certain IC devices by our customers in order to reduce their excess finished goods inventories that have built up over the past few quarters,

      - The remaining impact of one large customer transitioning to another supplier of CMP slurry for polishing copper interconnects at 130 nanometer technology, which we disclosed in our third quarter of fiscal 2004, and

      - Continued competition and pricing pressure resulting in selected price reductions, including one price reduction we granted to a large semiconductor manufacturer in conjunction with a multi-year supply arrangement to supply the majority of its CMP needs for polishing copper interconnects at 130 nanometer technology.

      As a percentage of revenue, gross profit increased to 50.1% this quarter from 48.6% last quarter and 48.8% in the same quarter last year. Gross margin as a percentage of revenue benefited this quarter from a higher valued product mix and higher yields in our manufacturing operations, which were partially offset by the impact of selected price reductions and lower capacity utilization due to the lower level of sales. We expect our gross margin as a percentage of revenue to be 48%, plus or minus 2%, for fiscal 2005. Diluted earnings per share was $0.40, which was down from the $0.53 reported in the previous quarter and down from the $0.46 reported in the first quarter of fiscal 2004, primarily as a result of the lower level of revenue described above.

      While 2004 was a growth year for the semiconductor industry, there are indications that 2005 will be a year of moderating revenue growth and possibly even a contraction, which we would expect to have an impact on our business. Further, build-up of finished goods inventory at our customers has resulted in a reduction of wafer starts across the industry, which has and may continue to impact our revenues over the near term. We also expect continued competition from current CMP slurry manufacturers and new entrants into the CMP slurry market, as well as continued pricing pressure from these competitors and customers' desires to gain purchasing leverage and lower their cost of ownership. The cyclical nature of and continued uncertainty in the semiconductor industry makes it difficult for us to predict future revenue trends.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 VERSUS THREE MONTHS ENDED DECEMBER 31, 2003

REVENUE

      Revenue was $67.1 million for the three months ended December 31, 2004, which represented a 12.1%, or $9.2 million, decrease from the three months ended December 31, 2003. Of this decrease, $5.0 million was due to a decrease in sales volume and $4.2 million was due to a decrease in weighted average selling price resulting from selective price reductions that were granted to certain customers. These adverse effects were partially offset by a higher valued product mix. Revenue would have been $0.4 million lower had the average exchange rates for the Japanese Yen and Euro during the period held constant with the prior year's first fiscal quarter average rates.

COST OF GOODS SOLD

      Total cost of goods sold was $33.5 million for the three months ended December 31, 2004, which represented a decrease of 14.2% or $5.6 million from the three months ended December 31, 2003. Of this decrease, $2.6 million was due to a decrease in volume and $3.0 million was due to lower average costs per gallon resulting from improved manufacturing yields and a lower cost product mix partially offset by higher fixed costs.

      Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance measures, we have entered into multi-year supply agreements with Cabot Corporation, who supplies us with fumed silica and fumed alumina, and other suppliers. We purchase fumed alumina under a fumed metal oxide agreement with Cabot Corporation that will expire in June 2005 and a fumed alumina supply agreement that will expire in December 2006 and may be renewed for another five-year term, which would expire in December 2011. The fumed alumina supply agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, its capital costs for expanding its capacity, an agreed upon rate of return on investment and incentive payments if they produce more than a certain amount of fumed alumina per year that meets our specifications. We purchase fumed silica under a fumed silica supply agreement with Cabot Corporation, which provides for the cost of fumed silica to increase approximately 4% over the initial six-year term of the agreement, and in some circumstances is subject to certain inflation adjustments and certain shared cost savings adjustments resulting from our joint efforts. This agreement runs through December 2009 and will automatically renew unless either party gives certain notice of non-renewal.

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

GROSS PROFIT

      Our gross profit as a percentage of revenue was 50.1%, for the three months ended December 31, 2004 as compared to 48.8% for the three months ended December 31, 2003. The 1.3 percentage point increase in gross profit expressed as a percentage of revenue resulted primarily from a higher valued product mix and improved manufacturing yields which were partially offset by selective price reductions and lower capacity utilization due to the lower level of sales. We continue to experience increasing competition and pricing pressure and therefore expect that our gross profit as a percentage of revenue will be in the range of 48%, plus or minus 2%, for fiscal 2005.

RESEARCH AND DEVELOPMENT

      Research and development expenses were $9.5 million in the three months ended December 31, 2004, which represented a decrease of 11.0%, or $1.2 million, from the three months ended December 31, 2003. Research and development expense decreased primarily due to $1.2 million in reduced wafer and laboratory supply costs and a decrease in technical service fees of $0.3 million. These decreases were partially offset by an increase in depreciation expense of $0.3 million related to the purchase of equipment for our CMP polishing and metrology clean room in Aurora, Illinois. Research and development efforts were mainly related to formulation and evaluation of new and enhanced CMP slurry products, commercialization and transfer of new products to our customers and research related to fundamental technology such as advanced chemistry and particle technology.

      In the fourth fiscal quarter of 2004 we commenced design work on a new Asia Pacific technology center that will be constructed adjacent to our existing manufacturing facility in Geino, Japan. The new 18,000 square foot facility will provide polishing, metrology and product development capabilities and is expected to become operational in October 2005.

SELLING AND MARKETING

      Selling and marketing expenses were $4.2 million in the three months ended December 31, 2004, which represented an increase of 10.4%, or $0.4 million, from the three months ended December 31, 2003. Selling and marketing expense increased primarily due to increased staffing costs of $0.6 million which was partially offset by lower professional fees of $0.2 million.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $5.6 million in the three months ended December 31, 2004, which represented an increase of 8.9%, or $0.5 million, from the three months ended December 31, 2003. The increase resulted primarily from an increase in staffing related costs.

AMORTIZATION OF INTANGIBLES

      Amortization of intangibles was $0.1 million for both the three months ended December 31, 2004 and 2003.

OTHER INCOME, NET

      Other income was $0.5 million in 2004, compared to being negligible in 2003. The increase in other income is primarily due to higher interest income which is attributable to higher interest rates and an increased cash balance.

PROVISION FOR INCOME TAXES

      Our effective income tax rate was 33.2% for three months ended December 31, 2004 and 34.0% for three months ended December 31, 2003. The decrease in the effective tax rate was primarily due to increased tax exempt interest income. We expect our income tax rate for full fiscal year 2005 to be 33.2%.

NET INCOME

      Net income was $9.8 million for the three months ended December 31, 2004, which represented a decrease of 15.3%, or $1.8 million, from the three months ended December 31, 2003 as a result of the factors discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

      We had cash flows from operating activities of $17.6 million in the three months ended December 31, 2004 and $16.5 million in the three months ended December 31, 2003. Our cash provided by operating activities for the three months ended December 31, 2004 originated from net income from operations of $9.8 million, non-cash items of $4.1 million and a net decrease in working capital of $3.7 million.

      In the three months ended December 31, 2004, cash flows used in investing activities were $4.8 million, of which $2.9 million was used for purchases of production-related equipment and research and development tools. In addition, in the fourth quarter of fiscal 2004 we acquired a minority equity ownership interest in NanoProducts Corporation in exchange for $3.8 million, of which we made an initial payment of $1.8 million in July 2004 and the final payment of $1.9 million in December 2004. Full fiscal year 2005 capital spending is anticipated to be approximately $33.0 million which includes the construction of our Asia Pacific technology center in Geino, Japan. In the three months ended December 31, 2003, capital spending was $1.3 million, primarily related to the purchase of tools and equipment for our CMP polishing and metrology clean room in Aurora, Illinois.

      In the three months ended December 31, 2004, cash flows used in financing activities of $0.8 million resulted from the repurchase of $3.7 million of common stock and principal payments of $0.2 million made under capital lease obligations. These outflows were partially offset by the issuance of common stock of $3.2 million primarily related to the exercise of stock options under our Equity Incentive Plan, that were granted at the time of our initial public offering (IPO) that have an option price of $20.00 per share and are scheduled to expire in April 2005. As of December 31, 2004, approximately 0.1 million of these IPO stock options remained outstanding. In the three months ended December 31, 2003, cash flows provided by financing activities of $0.8 million resulted from the issuance of common stock of $1.0 million, primarily related to the exercise of stock options under our equity incentive plan, offset by principal payments of $0.2 million made under capital lease obligations.

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

OFF-BALANCE SHEET ARRANGEMENTS

      At December 31, 2004 and September 30, 2004, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

      The following summarizes our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS                          LESS THAN     1-3      4-5     AFTER 5
(IN MILLIONS)                            TOTAL    1 YEAR      YEARS    YEARS     YEARS
                                        -------  ---------  --------  --------  --------
Capital lease obligations.............  $   7.3  $     1.1  $    3.1  $    2.4  $    0.7
Operating leases .....................      1.0        0.5       0.4       0.1       0.0
Purchase obligations .................     63.0       47.0      11.2       3.2       1.6
Other long-term liabilities ..........      1.5        0.0       0.0       0.0       1.5
                                        -------  ---------  --------  --------  --------
Total contractual obligations.........  $  72.8  $    48.6  $   14.7  $    5.7  $    3.8
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

      We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase at least 90% of our six-month volume forecast and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. We also operate under the fumed alumina supply agreement with Cabot Corporation, described above in Capital Lease Obligations, under which we are obligated to pay certain fixed, capital and variable costs through December 2006. This agreement has an initial five-year term, but we can choose to renew the agreement for another five-year term, which would expire in December 2011. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Purchase obligations include $36.9 million of contractual commitments for fumed silica and fumed alumina under these contracts based upon our anticipated renewal of the fumed alumina agreement through December 2011.

      We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the manufacturer's dispersion facility. The initial term of the agreement expired in October 2004. In November 2004 the agreement was renewed for another year under similar terms and conditions. The contract continues to have automatic one-year renewals and contains a 90-day cancellation clause executable by either party. Purchase obligations related to this agreement are $8.6 million, which include a termination payment if the agreement is not renewed.

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

                   EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and the pro forma footnote disclosure alternative is no longer allowable under SFAS 123R. The revised standard is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005, and therefore, will be effective for us beginning with the fourth quarter of fiscal 2005. We are currently evaluating the impact and implementation of SFAS 123R, which we believe will have a material impact on our consolidated results of operations and earnings per share. Using our current fair value methodology, utilizing the Black-Scholes option pricing model, we anticipate recognizing approximately $11.0 million of pre-tax share-based compensation expense in our fourth quarter of fiscal 2005. The share-based compensation expense we expect to record for our fourth fiscal quarter of this year is expected to primarily reflect expense related to the approximately 1.3 million options, the vesting of which we accelerated to September 1, 2005, plus a prorated portion of annual expense related to stock option grants made in fiscal 2005, including our normal annual employee stock option grant made in December 2004. The 1.3 million options that are scheduled to vest on September 1, 2005 will not result in any further compensation expense after fiscal 2005. For full fiscal year 2006 we currently anticipate recognizing pre-tax share-based compensation expense of approximately $11.0 million, assuming we consistently apply our historical approach to long-term incentives and our approach in determining fair value utilizing the Black-Scholes option pricing model. Other factors may also impact future share-based compensation expense including the attribution of the awards to the service period, the vesting period of stock options, timing and number of additional grants of stock option awards, fluctuations in our stock price and volatility, expected term and risk-free rate of interest.

      In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which adopts wording from the International Accounting Standards Board's ("IASB") IAS 2, "Inventories", in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 will have a material impact on our consolidated financial position, results of operations or cash flows.

      In December 2004, the FASB issued FASB Statement No 153, "Exchanges on Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"), as part of its short-term international convergence project with the IASB. Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

      Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. For example, results for our fiscal first quarter reflect the remaining impact of one large customer transitioning to another supplier of CMP slurry for polishing copper interconnects at 130 nanometer technology. Our principal customers also hold considerable purchasing power, which can impact the pricing, and terms of sale of our products. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations. Our five largest customers, of which one is a distributor, accounted for approximately 52% and 54% of our revenue for the three months ended December 31, 2004 and 2003, respectively.

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

      An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including CMP polishing pads. Expanding our business into new product areas involve technologies and production processes in which we have limited experience, and we may not be able to develop and produce products that satisfy our customers' needs or we may be unable to keep pace with technological or other developments. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

      We currently have operations and a large customer base outside of the United States. For fiscal 2004, approximately 75% of our revenue was generated by sales to customers outside of the United States. For the three months ended December 31, 2004, approximately 78% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in certain foreign countries, including but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

      Our business is affected by current economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. For example, our quarterly revenue in fiscal years 2001 through 2003 was affected by the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories. While the semiconductor industry recovered from this prolonged downturn in fiscal 2004, we believe the outlook for 2005 is for moderating revenue growth for the broad semiconductor industry and possibly even a contraction. Further, the semiconductor industry has been cyclical, and the advent of the next downturn could adversely affect our business.

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

MARKET RISK AND SENSITIVITY ANALYSIS OF FOREIGN EXCHANGE RATE RISK

      We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of December 31, 2004, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 4. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

                                              TOTAL NUMBER OF SHARES    APPROXIMATE DOLLAR VALUE OF
                 TOTAL NUMBER    AVERAGE       PURCHASED AS PART OF        SHARES THAT MAY YET BE
                  OF SHARES     PRICE PAID   PUBLICLY ANNOUNCED PLANS   PURCHASED UNDER THE PLANS OR
    PERIOD        PURCHASED     PER SHARE          OR PROGRAMS            PROGRAMS (IN THOUSANDS)
--------------   ------------   ----------   ------------------------   ----------------------------
Oct. 1 through
 Oct. 31, 2004              -            -                          -                        $17,000
Nov. 1 through
 Nov. 30, 2004         95,099       $39.24                     95,099                        $13,268
Dec. 1 through
 Dec. 31, 2004              -            -                          -                        $13,268
--------------   ------------   ----------   ------------------------   ----------------------------

Total                  95,099       $39.24                     95,099                        $13,268

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

ITEM 6. EXHIBITS

      The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

EXHIBIT
NUMBER                                                            DESCRIPTION
------                                                            -----------
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

                                   CABOT MICROELECTRONICS CORPORATION

Date: February 9, 2005                /s/ WILLIAM S. JOHNSON
                                      ------------------------------------------
                                      William S. Johnson
                                      Vice President and Chief Financial Officer
                                      [Principal Financial Officer]

Date: February 9, 2005                /s/ THOMAS S. ROMAN
                                      ------------------------------------------
                                      Thomas S. Roman
                                      Corporate Controller
                                      [Principal Accounting Officer]