Form 10-Q
period 2005-03-31
CABOT MICROELECTRONICS CORP
filed 2005-05-09
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2005

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-30205

CABOT MICROELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-4324765
(State of Incorporation)	(I.R.S. Employer Identification No.)

870 NORTH COMMONS DRIVE	60504
AURORA, ILLINOIS	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:(630) 375-6631

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 ).

YES	X	NO

As of April 29, 2005 the Company had 24,695,264 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and amounts in thousands, except per share amounts)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004

Revenue	$64,502	$73,515	$131,586	$149,794

Cost of goods sold	34,733	37,366	68,205	76,392

Gross profit	29,769	36,149	63,381	73,402

Operating expenses:
Research and development	10,857	11,143	20,401	21,866
Selling and marketing	4,012	4,363	8,188	8,146
General and administrative	6,457	5,749	12,037	10,873
Amortization of intangibles	85	85	170	170
Total operating expenses	21,411	21,340	40,796	41,055

Operating income	8,358	14,809	22,585	32,347

Other income (expense), net	458	(86)	945	(50)
Income before income taxes	8,816	14,723	23,530	32,297
Provision for income taxes	2,762	5,006	7,647	10,982

Net income	$6,054	$9,717	$15,883	$21,315

Basic earnings per share	$0.25	$0.39	$0.64	$0.86

Weighted average basic shares outstanding	24,642	24,785	24,634	24,761

Diluted earnings per share	$0.25	$0.39	$0.64	$0.85

Weighted average diluted shares outstanding	24,685	24,926	24,698	24,935

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and amounts in thousands, except share amounts)

	March 31,	September 30,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$44,077	$43,308
Short-term investments	119,605	114,010
Accounts receivable, less allowance for doubtful accounts of $433 at
March 31, 2005 and $598 at September 30, 2004	31,828	41,347
Inventories	31,512	24,474
Prepaid expenses and other current assets	8,021	3,264
Deferred income taxes	2,665	3,278
Total current assets	237,708	229,681

Property, plant and equipment, net	128,550	127,794
Goodwill	1,373	1,373
Other intangible assets, net	186	350
Other long-term assets	3,797	4,093
Total assets	$371,614	$363,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,860	$13,080
Capital lease obligations	1,131	1,272
Accrued expenses, income taxes payable and other current liabilities	12,859	18,023
Total current liabilities	23,850	32,375

Capital lease obligations	5,918	6,385
Deferred income taxes	7,634	7,374
Deferred compensation and other long-term liabilities	1,524	1,535
Total liabilities	38,926	47,669

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,175,062 shares at March 31, 2005 and
24,855,495 shares at September 30, 2004	25	25
Capital in excess of par value of common stock	144,437	136,259
Retained earnings	201,469	185,586
Accumulated other comprehensive income	3,518	1,905
Unearned compensation	(229)	(153)
Treasury stock at cost, 484,728 shares at March 31, 2005 and
241,865 shares at September 30, 2004	(16,532)	(8,000)
Total stockholders' equity	332,688	315,622

Total liabilities and stockholders' equity	$371,614	$363,291

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$15,883	$21,315
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,283	8,554
Loss on equity investment	175	-
Noncash compensation expense and non-employee stock options	119	29
Provision for inventory writedown	(634)	(348)
Provision for doubtful accounts	(111)	7
Stock option income tax benefits	1,280	834
Deferred income taxes	895	646
Unrealized foreign exchange (gain)	(531)	(1,148)
Loss (gain) on disposal of property, plant and equipment	83	(5)
Other non-cash expenses, net	437	(18)
Changes in operating assets and liabilities:
Accounts receivable	10,450	827
Inventories	(6,084)	1,186
Prepaid expenses and other assets	(673)	(339)
Accounts payable, accrued liabilities and other current liabilities	(6,018)	(1,481)
Income taxes payable, deferred compensation and other noncurrent liabilities	(4,221)	(871)
Net cash provided by operating activities	20,333	29,188

Cash flows from investing activities:
Additions to property, plant and equipment	(9,282)	(2,408)
Proceeds from the sale of property, plant and equipment	-	13
Purchases of equity investments	(1,930)	-
Purchases of short-term investments	(38,450)	(98,025)
Proceeds from the sale of short-term investments	32,855	5,000
Net cash used in investing activities	(16,807)	(95,420)

Cash flows from financing activities:
Repurchase of common stock	(8,532)	-
Net proceeds from issuance of stock	6,008	2,440
Principal payments under capital lease obligations	(426)	(400)
Net cash provided (used) by financing activities	(2,950)	2,040

Effect of exchange rate changes on cash	193	113
Increase (decrease) in cash	769	(64,079)
Cash and cash equivalents at beginning of period	43,308	111,318
Cash and cash equivalents at end of period	$44,077	$47,239

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and amounts in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

We believe we are the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC'') devices within the semiconductor industry, in a process called chemical mechanical planarization ("CMP''). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. Planarization is a polishing process that uses CMP slurries and pads to level, smooth and remove excess material from the surfaces of these layers, while leaving minimal residue or defects on the surface. CMP slurries are liquid solutions generally composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level. CMP pads are typically flat engineered “disks” that help distribute and transport the slurry to the surface of the wafer and across the wafer.

Prior to our initial public offering in April 2000, we operated as a division of Cabot Corporation ("Cabot Corporation''). In September 2000 we became a wholly independent entity upon Cabot Corporation’s spin-off of its ownership in us that remained after the initial public offering through a dividend to its common shareholders.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation ("Cabot Microelectronics", "the Company", "us", "we", or "our"), pursuant to the rules of the Securities and Exchange Commission ("SEC”) and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of March 31, 2005, cash flows for the six months ended March 31, 2005 and March 31, 2004 and results of operations for the three and six months ended March 31, 2005 and March 31, 2004. The results of operations for the three and six months ended March 31, 2005 may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.

2. REVISED PRESENTATION OF AUCTION RATE SECURITIES

During our second quarter of fiscal 2005, we concluded that our investments in auction rate securities should be presented on our Consolidated Balance Sheet as short-term investments. Previously, such investments had been presented as cash and cash equivalents. Accordingly, we have revised the presentation to report these securities as short-term investments as of March 31, 2005 and September 30, 2004 and made corresponding adjustments to the Consolidated Statements of Cash Flows for the six months ended March 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The changes in presentation do not affect our previously reported Consolidated Statements of Income or our total current assets, total assets or cash flows from operations.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited and amounts in thousands, except share and per share amounts)

3.  CHANGE IN ESTIMATE

During the second quarter of fiscal 2005 we decreased the expected useful life of certain long-lived assets that we expect to no longer use after September 2005. The decrease in expected useful life was a result of management’s approval of a plan to consolidate slurry manufacturing from a smaller, legacy plant in Aurora, Illinois to our newer, more efficient production facilities. We plan to redeploy this legacy plant for other uses. The change in estimate was recorded prospectively and resulted in a charge to net income of $136 (net of tax), or $0.01 per share, for the three months ended March 31, 2005.

4. STOCK-BASED COMPENSATION

As currently permitted by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”) and FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to apply the accounting provisions of Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, with regard to the measurement of compensation cost for options granted under our Equity Incentive Plan (the “Plan”) and shares issued under our Employee Stock Purchase Plan. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no compensation expense has been recorded for purchases under our Employee Stock Purchase Plan in accordance with APB 25. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:
	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004

Net income, as reported	$6,054	$9,717	$15,883	$21,315

Deduct: total stock-based compensation expense
determined under the fair value method,
net of tax	(12,474)	(5,621)	(23,920)	(10,451)
Pro forma net income	$(6,420)	$4,096	$(8,037)	$10,864

Earnings per share:

Basic - as reported	$0.25	$0.39	$0.64	$0.86
Basic - pro forma	$(0.26)	$0.17	$(0.33)	$0.44

Diluted - as reported	$0.25	$0.39	$0.64	$0.85
Diluted - pro forma	$(0.26)	$0.16	$(0.33)	$0.44

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited and amounts in thousands, except share and per share amounts)

In the fourth fiscal quarter of 2004 we revised certain assumptions used in the Black-Scholes option-pricing model and have adjusted the previously reported data for the three and six months ended March 31, 2004 to conform to the current period presentation. The data previously reported for these periods were as follows: total stock-based compensation expense determined under the fair value method, net of tax were $5,096 and $9,625, pro forma net income were $4,621 and $11,690, pro forma basic earnings per share were $0.19 and $0.47, and pro forma diluted earnings per share were $0.19 and $0.47 for the three and six months ended March 31, 2004, respectively.

On September 27, 2004, to address certain issues arising pursuant to the revision of SFAS 123 (at the time proposed) and as permitted by the Plan, the Compensation Committee of the Board of Directors accelerated to September 1, 2005, the vesting of those stock options granted to employees, officers and directors under the Plan, prior to September 27, 2004 that had an option price equal to or greater than the fair market value of the shares of the Company on September 27, 2004 ($34.65), through amendment made and effective as of September 27, 2004 to the grant agreements for such stock options. Approximately 1.3 million options had option prices of greater than $34.65 (“out-of-the-money options”), and therefore are subject to the acceleration provision, and as a result will become exercisable as of September 1, 2005. Since the revision to SFAS 123 will require us to recognize share-based compensation expense in our income statement for all unvested options as of October 1, 2005, including those options that are out-of-the-money, the Compensation Committee decided to accelerate the vesting of these approximately 1.3 million options in order to mitigate the associated future share-based compensation expense. The Compensation Committee chose to delay the accelerated vesting of these options to September 1, 2005 to preserve, until such time, the employee retention benefit of these stock options.

The increase in pro forma stock-based compensation expense for the three and six months ended March 31, 2005 compared to the three and six months ended March 31, 2004 is primarily attributable to accelerated vesting of the 1.3 million options. The costs presented in the preceding table may not be representative of the total effects on reported income for future years. Factors that may also impact future years include any changes to our historical approaches to long-term incentives and determining fair value, as well as, the attribution of the awards to the service period, the vesting period of stock options, timing of additional grants of stock option awards and number of shares granted for future awards. For additional information regarding share-based compensation, see Note 11 to the consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited and amounts in thousands, except share and per share amounts)

5. EARNINGS PER SHARE

FASB Statement No. 128 "Earnings per Share" requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Numerator:
Earnings available to common shares	$6,054	$9,717	$15,883	$21,315

Denominator:
Weighted average common shares	24,641,579	24,785,052	24,633,530	24,761,317
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Stock-based compensation	43,421	140,707	64,677	173,446
Diluted weighted average common shares	24,685,000	24,925,759	24,698,207	24,934,763
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.25	$0.39	$0.64	$0.86

Diluted	$0.25	$0.39	$0.64	$0.85

    For the three months ended March 31, 2004 and 2005, 3.4 million and 4.1 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended March 31, 2004 and 2005, 1.9 million and 4.1 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the same reason.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited and amounts in thousands, except share and per share amounts)

6. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004

Net Income	$6,054	$9,717	$15,883	$21,315
Other comprehensive income:
Net unrealized gain on derivative
instruments	8	9	17	18
Foreign currency translation adjustment	(2,046)	1,225	1,596	3,446
Total comprehensive income	$4,016	$10,951	$17,496	$24,779

7. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2005	2004

Raw materials	$20,619	$14,639
Work in process	1,027	1,048
Finished goods	9,866	8,787
Total	$31,512	$24,474

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited and amounts in thousands, except share and per share amounts)

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,373, as of March 31, 2005, was unchanged from our fiscal year ended September 30, 2004.

The components of intangible assets are as follows:

	March 31, 2005		September 30, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trade secrets and know-how	$2,550	$2,486	$2,550	$2,360
Distribution rights, customer lists and other	1,101	979	1,095	935
Total intangible assets	$3,651	$3,465	$3,645	$3,295

Amortization expense of intangible assets was $85 and $170 for the three and six months ended March 31, 2005, respectively. Estimated future amortization expense for the remaining six months of fiscal year 2005 is $85 and zero thereafter.

9. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31,	September 30,
	2005	2004

Accrued compensation	$7,690	$10,254
Raw materials accruals	1,199	1,726
Warranty accrual	739	952
Due to equity method investee	-	1,930
Income taxes payable	-	522
Other	3,231	2,639
Total	$12,859	$18,023

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited and amounts in thousands, except share and per share amounts)

10. CONTINGENCIES

LEGAL PROCEEDINGS

We periodically become subject to legal proceedings in the ordinary course of business. We are not currently involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations, or cash flows.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and related costs. The warranty reserve is based upon a historical product return rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements decreased during the first six months of fiscal 2005 as follows:

Balance as of September 30, 2004	$952
Additions charged to expense	-
Deductions	(213)
Balance as of March 31, 2005	$739

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

We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies" as interpreted by FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). We consider such factors as the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and as of March 31, 2005, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited and in thousands, except share and per share amounts)
11. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and the pro forma disclosure alternative is no longer allowable under SFAS 123R. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123R which was originally scheduled to be effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. In April 2005 the SEC delayed the effective date for SFAS 123R until annual periods beginning on or after June 15, 2005 and, therefore, SFAS 123R will now be effective for us beginning with the first quarter of fiscal 2006. Prior to this, we anticipated recognizing approximately $11,000 of pre-tax share based compensation expense in our fourth quarter of fiscal 2005, primarily related to the approximately 1.3 million options, the vesting of which we accelerated to September 1, 2005, plus a prorated portion of annual expense related to stock option grants made in fiscal 2005, including our normal annual employee stock option grant made in December 2004. However, due to the delay in effective date for SFAS 123R, we no longer expect to recognize this expense in the income statement for fiscal 2005. We are currently evaluating the impact and implementation of SFAS 123R, which we believe will have a material impact on our consolidated results of operations and earnings per share. Using our current fair value methodology, the Black-Scholes model, we expect to recognize approximately $11,000 of pre-tax share-based compensation for full fiscal year 2006, assuming we apply our historical approaches to long-term incentives and determining fair value. Other factors may also impact future share-based compensation expense including the attribution of the awards to the service period, the vesting period of stock options, the timing and number of additional grants of stock option awards, fluctuations in and volatility of our stock price, expected term of the grants and the risk-free rate of interest.

In March 2005 the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which is effective for fiscal years ending after December 15, 2005 and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which adopts wording from the International Accounting Standards Board’s (“IASB”) IAS 2, “Inventories”, in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No 153, “Exchanges on Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (”SFAS 153”), as part of its short-term international convergence project with the IASB. Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding future sales and operating results, company and industry growth and trends, growth of the markets in which the company participates, or plans to participate, international events, product performance, new product introductions, development of new products and technologies, the construction of new facilities by the company and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2004 including the consolidated financial statements and related notes thereto.

SECOND FISCAL QUARTER OVERVIEW

We believe we are the leading supplier of high-performance polishing slurries used in the manufacture of the most advanced integrated circuit ("IC'') devices within the semiconductor industry, in a process called chemical mechanical planarization ("CMP''). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. We develop, produce and sell CMP slurries for polishing copper, tungsten and oxide in IC devices, and also for polishing magnetic heads and the coatings on disks in hard disk drives. In addition, we are developing CMP polishing pads, which are used in conjunction with slurries in the CMP process. Demand for our products is primarily based on the number of wafers, or “wafer starts”, of these advanced devices produced by semiconductor manufacturers.

Revenue for our second fiscal quarter was $64.5 million, which represents a 3.8% decrease from the previous fiscal quarter, and a 12.3% decrease compared to the same quarter in our last fiscal year. We believe the revenue decline primarily reflects continued weakness in portions of the semiconductor industry that also adversely impacted our revenue in our first quarter of fiscal 2005, as a number of our customers appeared to reduce wafer starts in an effort to reduce excess finished goods inventories of certain IC devices. Although some semiconductor industry experts have commented that they expect some recovery in the semiconductor industry later in calendar year 2005, there are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of, and continued uncertainty in, the semiconductor industry; short order to delivery time and the associated lack of visibility to future customer orders; and the effect of competition on pricing.

Gross profit expressed as a percentage of revenue was 46.2%, which represents a decrease from the 50.1% reported for the previous fiscal quarter, and a decrease from 49.2% for the same quarter in the last fiscal year. Compared to the previous quarter, the decrease in gross margin as a percentage of revenue was primarily driven by a lower valued product mix, and to a lesser extent, lower utilization of our manufacturing capacity and selected price reductions. These adverse effects were partially offset by higher manufacturing yields. We continue to expect our gross margin as a percentage of revenue to be 48%, plus or minus 2%. Diluted earnings per share was $0.25, which represents a decrease from both the $0.40 reported in the previous quarter and $0.39 reported in the second quarter of fiscal 2004, primarily as a result of the lower level of revenue described above.

In December 2004 the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and the pro forma disclosure alternative is no longer allowable under SFAS 123R. In April 2005 the SEC delayed the effective date for SFAS 123R and, therefore, SFAS 123R will now be effective for us beginning with the first quarter of fiscal 2006. Prior to this, we anticipated recognizing approximately $11.0 million of pre-tax share based compensation expense in our fourth quarter of fiscal 2005, primarily related to the approximately 1.3 million options, the vesting of which we accelerated to September 1, 2005, which we no longer expect to recognize in the income statement for fiscal 2005. However, we continue to anticipate recognizing approximately $11.0 million of pre-tax share-based compensation for full fiscal year 2006, assuming we apply our historical approaches to long-term incentives and determining fair value utilizing the Black-Scholes option pricing model.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THREE MONTHS ENDED MARCH 31, 2004

REVENUE

Revenue was $64.5 million for the three months ended March 31, 2005, which represented a 12.3%, or $9.0 million, decrease from the three months ended March 31, 2004. Of this decrease, $7.6 million was due to a decrease in sales volume and $1.4 million was due to a decrease in weighted average selling price, primarily resulting from selected price reductions. We expect pricing pressure to continue due to customer desires to gain purchasing leverage and lower their cost of ownership. Revenue would have been $0.4 million lower had the average exchange rates for the Japanese Yen and Euro during the period held constant with the prior year’s second fiscal quarter average rates.

COST OF GOODS SOLD

Total cost of goods sold was $34.7 million for the three months ended March 31, 2005, which represented a decrease of 7.0% or $2.6 million from the three months ended March 31, 2004. Cost of goods sold decreased by approximately $3.8 million due to lower sales volume, which was partially offset by a $1.2 million increase in average costs. The increase in average costs was primarily related to lower utilization of our manufacturing capacity due to the lower level of sales and higher fixed costs, which were partially offset by higher manufacturing yields.

Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance measures, we have entered into multi-year supply agreements with Cabot Corporation, who supplies us with fumed silica and fumed alumina, and other suppliers. We purchase fumed alumina under a fumed metal oxide agreement with Cabot Corporation that is due to expire in June 2005, and a fumed alumina supply agreement that is due to expire in December 2006 and may be renewed for another five-year term. The fumed alumina supply agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, its capital costs for an agreed upon capacity expansion, an agreed upon rate of return on investment and incentive payments if they produce above a threshold level of fumed alumina per year that meets our specifications. We purchase fumed silica under a fumed silica supply agreement with Cabot Corporation, which provides for the cost of fumed silica to increase approximately 4% over the initial six-year term of the agreement, and in some circumstances is subject to certain inflation adjustments and certain shared cost savings adjustments resulting from our joint efforts. This agreement runs through December 2009, and will automatically renew unless either party gives certain notice of non-renewal.

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties. Future arrangements may result in costs which are different from those in the existing agreements. We also expect to continue to invest in our operations excellence initiative to improve product quality, reduce variability and improve product yields in our manufacturing process.

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.2%, for the three months ended March 31, 2005 as compared to 49.2% for the three months ended March 31, 2004. The 3.0 percentage point decrease in gross profit expressed as a percentage of revenue resulted primarily from a lower valued product mix, lower capacity utilization and selected price reductions which were partially offset by improved manufacturing yields. We continue to expect that our gross profit as a percentage of revenue will be in the range of 48%, plus or minus 2%.

RESEARCH AND DEVELOPMENT

Research and development expenses were $10.9 million in the three months ended March 31, 2005, which represented a decrease of 2.6%, or $0.3 million, from the three months ended March 31, 2004. Research and development expense decreased primarily due to a reduction of $0.6 million in clean room materials and laboratory supplies and a reduction of $0.4 million in technical service and analysis fees. These decreases were partially offset by an increase in staffing related expenses of $0.7 million. Research and development efforts were mainly related to formulation and evaluation of new and enhanced CMP slurry products, research related to fundamental technology such as advanced chemistry and particle technology, new and enhanced CMP polishing pad technology and evaluation of new polishing applications outside of IC devices.

During the second fiscal quarter of 2005 we made progress on the construction of our new Asia Pacific technology center located adjacent to our existing manufacturing facility in Geino, Japan. The new 18,000 square foot facility will provide polishing, metrology and product development capabilities and is expected to become operational in October 2005.

SELLING AND MARKETING

Selling and marketing expenses were $4.0 million in the three months ended March 31, 2005, which represented a decrease of 8.0%, or $0.4 million, from the three months ended March 31, 2004. Selling and marketing expense decreased primarily due to lower consulting fees of $0.2 million and lower product sample costs of $0.2 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $6.5 million in the three months ended March 31, 2005, which represented an increase of 12.3%, or $0.7 million, from the three months ended March 31, 2004. The increase in general and administrative expense resulted from an increase of $0.4 million in professional fees primarily related to the implementation of Sarbanes-Oxley Section 404 and an increase of $0.4 million in staffing related costs.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles was $0.1 million for both the three months ended March 31, 2005 and 2004.

OTHER INCOME AND EXPENSE, NET

Other income was $0.5 million in the three months ended March 31, 2005, compared to other expense of $0.1 for the three months ended March 31, 2004. The increase in other income is mainly due to higher interest income, which is attributable to higher interest rates and an increased balance of cash and short-term investments.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 31.3% for three months ended March 31, 2005 and 34.0% for three months ended March 31, 2004. The decrease in the effective tax rate was primarily attributable to increased tax exempt interest income. We expect our income tax rate for full fiscal year 2005 to be 32.5%.

NET INCOME

Net income was $6.1 million for the three months ended March 31, 2005, which represented a decrease of 37.7%, or $3.7 million, from the three months ended March 31, 2004 as a result of the factors discussed above.

SIX MONTHS ENDED MARCH 31, 2005 VERSUS SIX MONTHS ENDED MARCH 31, 2004

REVENUE

Revenue was $131.6 million for the six months ended March 31, 2005, which represented a 12.2%, or $18.2 million, decrease from the six months ended March 31, 2004. Of this decrease, $12.7 million was due to a decrease in sales volume and $5.5 million was due to a decrease in weighted average selling price resulting from selected price reductions. We expect pricing pressure to continue due to customer desires to gain purchasing leverage and lower their cost of ownership. Revenue would have been $0.7 million lower had the average exchange rates for the Japanese Yen and Euro during the six-month period held constant with the prior year’s six-month average rates.

COST OF GOODS SOLD

Total cost of goods sold was $68.2 million for the six months ended March 31, 2005, which represented a decrease of 10.7% or $8.2 million from the six months ended March 31, 2004. Of this decrease, $6.5 million was due to a decrease in volume and $1.7 million was due to lower average costs per gallon resulting from improved manufacturing yields partially offset by higher fixed costs.

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.2% for the six months ended March 31, 2005, as compared to 49.0% for the six months ended March 31, 2004. The 0.8 percentage point decrease in gross profit expressed as a percentage of revenue resulted primarily from a lower valued product mix, lower capacity utilization and selected price reductions which were partially offset by improved manufacturing yields.

RESEARCH AND DEVELOPMENT

Research and development expenses were $20.4 million in the six months ended March 31, 2005, which represented a decrease of 6.7%, or $1.5 million, from the six months ended March 31, 2004. Research and development expense decreased primarily due to a reduction of $1.8 million in clean room materials and laboratory supplies and a reduction of $0.8 million in technical service and analysis fees. These decreases were partially offset by an increase in staffing related expenses of $0.7 million and an increase in depreciation expense of $0.5 million. Research and development efforts were mainly related to formulation and evaluation of new and enhanced CMP slurry products, research related to fundamental technology such as advanced chemistry and particle technology, new and enhanced CMP polishing pad technology and evaluation of new polishing applications outside of IC devices.

SELLING AND MARKETING

Selling and marketing expenses of $8.2 million in the six months ended March 31, 2005 were essentially unchanged from the six months ended March 31, 2004. Increased staffing costs of $0.8 million were offset by lower consulting fees of $0.4 million and lower product sample costs of $0.4 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $12.0 million in the six months ended March 31, 2005, which represented an increase of 10.7%, or $1.2 million, from the six months ended March 31, 2004. The increase resulted primarily from an increase in staffing related costs of $1.0 million and higher professional fees of $0.2 million.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles was $0.2 million for both the six months ended March 31, 2005 and 2004.

OTHER INCOME AND EXPENSE, NET

Other income was $0.9 million in the six months ended March 31, 2005, compared to other expense of $0.1 for the six months ended March 31, 2004. The increase in other income is primarily due to higher interest income which is attributable to higher interest rates and an increased balance of cash and short-term investments.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 32.5% for six months ended March 31, 2005 and 34.0% for six months ended March 31, 2004. The decrease in the effective tax rate was primarily attributable to increased tax exempt interest income.

NET INCOME

Net income was $15.9 million for the six months ended March 31, 2005, which represented a decrease of 25.5%, or $5.4 million, from the six months ended March 31, 2004 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $20.3 million in the six months ended March 31, 2005 and $29.2 million in the six months ended March 31, 2004. Our cash provided by operating activities for the six months ended March 31, 2005 originated from net income from operations of $15.9 million and non-cash items of $11.0 million, which were partially offset by a net increase in working capital of $6.6 million. The net increase in working capital primarily reflects an increase in raw material inventories to mitigate supply risk, a decrease in income taxes payable due to the timing, as well as the statutory calculation method required for the payment of, estimated federal income taxes and a decrease in accrued compensation mostly related to the payout of annual bonuses in December 2005. These increases in working capital were partially offset by a decrease in accounts receivable due to the lower level of sales.

In the six months ended March 31, 2005, cash flows used in investing activities were $16.8 million, of which $9.3 million was used mainly for purchases of equipment for our polishing clean room and metrology facility and for construction of our new Asia Pacific Technology Center, and $5.6 million was used for net purchases of short-term auction rate securities investments. In addition, in the fourth quarter of fiscal 2004 we acquired a minority equity ownership interest in NanoProducts Corporation in exchange for $3.8 million, of which we made an initial payment of $1.8 million in July 2004 and the final payment of $1.9 million in December 2004. Capital spending for full fiscal year 2005 is anticipated to be approximately $33.0 million, which includes the construction of our Asia Pacific technology center in Geino, Japan. In the six months ended March 31, 2004, cash flows used in investing activities were $95.4 million, of which $93.0 million was used for net purchases of short-term auction rate securities investments, which were previously presented as cash and cash equivalents (see Note 2 to the Consolidated Financial Statements). In addition, capital spending was $2.4 million, primarily for the purchase of production-related equipment for our Aurora, Illinois facilities and equipment for our polishing clean room and metrology facility.

In the six months ended March 31, 2005, cash flows used in financing activities of $3.0 million resulted from the repurchase of $8.5 million of common stock and principal payments of $0.4 million made under capital lease obligations. These outflows were partially offset by the issuance of common stock of $6.0 million primarily related to the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. In the six months ended March 31, 2004, cash flows from financing activities were $2.0 million, primarily resulting from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan, partially offset by principal payments made under capital lease obligations.

In July 2004 our Board of Directors authorized a share repurchase program for up to $25.0 million of our outstanding common stock under which shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. The plan is primarily intended to diminish earnings dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. We fund share repurchases from our existing cash and short-term investments balance and the program may be suspended or terminated at any time, at the Company’s discretion.

In July 2001 we entered into a $75.0 million unsecured revolving credit and term loan facility with a group of commercial banks, and in February 2002 and August 2003, this agreement was amended with no material changes in terms. In November 2003, the then existing agreement was terminated and replaced with an amended and restated unsecured revolving credit facility of $50.0 million with an option to increase the facility by up to $30.0 million. Under this agreement, which terminates in November 2006, but can be renewed for two one-year terms, interest accrues on any outstanding balance at either the institution’s base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

We believe that cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures and share repurchases for the foreseeable future. However, we plan to expand our business and continue to improve our technology, and to do so, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2005 and September 30, 2004, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$7.0	$1.1	$3.1	$2.5	$0.3
Operating leases	0.9	0.5	0.3	0.1	0.0
Purchase obligations	52.2	37.3	10.5	3.2	1.2
Other long-term liabilities	1.5	0.0	0.0	0.0	1.5
Total contractual obligations	$61.6	$38.9	$13.9	$5.8	$3.0

CAPITAL LEASE OBLIGATIONS

Since December 2001 we have operated under a fumed alumina supply agreement with Cabot Corporation, under which Cabot Corporation expanded its capacity in Tuscola, Illinois for the manufacture of fumed alumina. Payments made by us with respect to capital costs for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments of approximately $0.3 million resulted in a $9.8 million lease obligation and $9.8 million related leased asset. The agreement has an initial five-year term, which expires in 2006, but we can choose to renew the agreement for another five-year term. We also can choose to not renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five-year term.

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

We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase at least 90% of our six-month volume forecast and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. We also operate under the fumed alumina supply agreement with Cabot Corporation, described above in Capital Lease Obligations, under which we are obligated to pay certain fixed, capital and variable costs through December 2006. This agreement has an initial five-year term, but we can choose to renew the agreement for another five-year term. If we do not renew the agreement, we will become subject to certain terms and conditions and the payment of certain costs. Purchase obligations include $23.7 million of contractual commitments for fumed silica and fumed alumina under these contracts based upon our anticipated renewal of the fumed alumina agreement through December 2011.

We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum amounts of services per year and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the manufacturer’s dispersion facility. The initial term of the agreement expired in October 2004. In November 2004 the agreement was renewed for another year under similar terms and conditions. The contract continues to have automatic one-year renewals and contains a 90-day cancellation clause executable by either party. Purchase obligations related to this agreement are $6.5 million, which include a termination payment if the agreement is not renewed.

In June 2003 we entered into a technology licensing and co-marketing agreement with a semiconductor equipment manufacturer under which we may develop, manufacture and sell polishing pads utilizing endpoint detection window technology licensed from the manufacturer for use on the manufacturer’s equipment. Under this agreement, we are obligated to supply this manufacturer with certain free commercially available polishing pads, up to an agreed upon dollar amount, for particular uses over a seven-year period. The previous table includes estimated total costs associated with these products of $1.2 million over the remaining period. We are also obligated to supply the equipment manufacturer with certain commercially available polishing pads, up to an agreed upon dollar amount over the seven-year period, which the manufacturer will purchase from us at our cost. We will also pay a royalty to the equipment manufacturer and, in certain circumstances, to another party to whom we are a sub-licensee under our agreement, based upon net revenue earned with respect to commercial sales of polishing pads covered under the agreement. The term of the agreement lasts as long as the patents on the technology subject to the license agreement remain valid and enforceable.

During the second fiscal quarter of 2005 we made progress on the construction of our new Asia Pacific technology center located adjacent to our existing manufacturing facility in Geino, Japan. The new 18,000 square foot facility will provide polishing, metrology and product development capabilities and is expected to become operational in October 2005. The table above includes $11.4 million in purchase obligations related to this new facility.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities include $0.9 million for pension liabilities and $0.6 for deferred compensation obligations.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and the pro forma disclosure alternative is no longer allowable under SFAS 123R. In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123R which was originally scheduled to be effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. In April 2005 the SEC delayed the effective date for SFAS 123R until annual periods beginning on or after June 15, 2005 and, therefore, SFAS 123R will now be effective for us beginning with the first quarter of fiscal 2006. Prior to this, we anticipated recognizing approximately $11.0 million of pre-tax share based compensation expense in our fourth quarter of fiscal 2005, primarily related to the approximately 1.3 million options, the vesting of which we accelerated to September 1, 2005, plus a prorated portion of annual expense related to stock option grants made in fiscal 2005, including our normal annual employee stock option grant made in December 2004. However, due to the delay in effective date for SFAS 123R we no longer expect to recognize this expense in the income statement for fiscal 2005. We are currently evaluating the impact and implementation of SFAS 123R, which we believe will have a material impact on our consolidated results of operations and earnings per share. Using our current fair value methodology, the Black-Scholes model, we expect to recognize approximately $11.0 million of pre-tax share-based compensation for full fiscal year 2006, assuming we apply our historical approach to long-term incentives and our approach in determining fair value. Other factors may also impact future share-based compensation expense including the attribution of the awards to the service period, the vesting period of stock options, the timing and number of additional grants of stock option awards, fluctuations in and volatility of our stock price, expected term of the grants and risk-free rate of interest.

In March 2005 the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which is effective for fiscal years ending after December 15, 2005 and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which adopts wording from the International Accounting Standards Board’s (“IASB”) IAS 2, “Inventories”, in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No 153, “Exchanges on Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (”SFAS 153”), as part of its short-term international convergence project with the IASB. Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN CMP CONSUMPTION

Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for the most advanced IC applications in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership of materials consumed in their manufacturing processes, including CMP slurries. We expect these technological changes and advances, and this drive toward lower costs, to continue in the future. Emerging technologies in the semiconductor industry, such as polishing pads containing abrasives and electrochemical mechanical planarization (“eCMP”), as well as our customers’ efforts to reduce consumption of CMP slurries, could render our products less important to the IC device manufacturing process.

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS

Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Our principal customers also hold considerable purchasing power, which can impact the pricing, and terms of sale of our products. Any cancellation, deferral or significant reduction in CMP slurries sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations. Our five largest customers, of which one is a distributor, accounted for approximately 54% of our revenue for both the six months ended March 31, 2005 and 2004.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR EXISTING OR FUTURE COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS OR IF ANY OF OUR MAJOR CUSTOMERS DEVELOP OR INCREASE IN-HOUSE SLURRY MANUFACTURING CAPABILITY

Competition from current CMP slurry manufacturers, new entrants to the CMP slurry market or a decision by any of our major customers to produce, or increase the production of slurry products in-house, could seriously harm our business and results of operations. Competition has increased from other existing providers of CMP slurries and opportunities exist for other companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. Increased competition and additional in-house production has and may continue to impact the prices we are able to charge for our slurry products as well as our overall business. In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

Our business would suffer from any problem or interruption in our supply of the key raw materials we use in our CMP slurries, including fumed alumina and fumed silica. For example, we operate under three raw material supply agreements with Cabot Corporation, one of which is for the supply of fumed silica and two of which are for the supply of fumed alumina. Under these agreements, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica. We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed metal oxides, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by our customers. In addition, contractual amendments to the existing agreements with, or non-performance by our suppliers could adversely affect us as well.

Also, if we change the supplier or type of key raw materials, such as fumed metal oxides we use to make our existing CMP slurries or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries for their manufacturing processes and products. The requalification process could take a significant amount of time to complete, possibly interrupting or reducing our sales of CMP slurries to these customers.

BECAUSE WE HAVE LIMITED EXPERIENCE IN BUSINESS AREAS OUTSIDE OF CMP SLURRIES, EXPANSION OF OUR BUSINESS INTO NEW PRODUCTS AND APPLICATIONS MAY NOT BE SUCCESSFUL

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our business into new product areas and applications, including CMP polishing pads. Expanding our business into new product areas involve technologies and production processes in which we have limited experience, and we may not be able to develop and produce products that satisfy our customers’ needs or we may be unable to keep pace with technological or other developments. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States. For fiscal 2004, approximately 75% of our revenue was generated by sales to customers outside of the United States. For the six months ended March 31, 2005, approximately 77% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in certain foreign countries, including but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by current economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. For example, our quarterly revenue in fiscal years 2001 through 2003 was affected by the global economic slowdown and weakening in demand for electronic systems, coupled with higher than normal chip inventories. While the semiconductor industry recovered from this prolonged downturn in fiscal 2004, the first two quarters of fiscal 2005 were again adversely affected by reduced wafer starts, which we believe was driven by certain finished goods inventory corrections in the semiconductor industry. Although some semiconductor industry experts have commented that they expect some recovery in the semiconductor industry later in calendar year 2005, there are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of, and the continued uncertainty in, the semiconductor industry; short order to delivery time and the associated lack of visibility to future customer orders; and the effect of competition on pricing.

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

MARKET RISK AND SENSITIVITY ANALYSIS OF FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of March 31, 2005, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2005.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan 1, 2005 through Jan 31, 2005	-	-	-	$13,268
Feb 1, 2005 through Feb 28, 2005	147,764	$32.48	147,764	$8,468
March 1, 2005 through March 31, 2005	-	-	-	$8,468

Total	147,764	$32.48	147,764	$8,468

In July 2004 our Board of Directors authorized a share repurchase program for up to $25.0 million of our outstanding common stock, under which shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. The program is primarily intended to diminish earnings dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. We fund share repurchases from our existing cash and short-term investments balance and the program may be suspended or terminated at any time, at the Company’s discretion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of Cabot Microelectronics held on March 8, 2005, the following proposals were approved:

Proposal I - Election of two directors, each for a term of three years

	Number of Votes For Election	Number of Votes Withheld
Steven V. Wilkinson	20,820,052	1,252,703
Robert J. Birgeneau	21,801,058	271,697

Proposal II - Ratification of the selection of PricewaterhouseCoopers LLP as the company’s independent auditors for fiscal 2005

A proposal to ratify the selection of PricewaterhouseCoopers LLP as the company’s independent auditors for fiscal 2005 was approved with 21,728,797 shares cast for, 334,532 shares cast against, and 9,426 shares abstaining.

ITEM 6.  EXHIBITS

(a)	Exhibits

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description

10.44	Amendment as of January 17, 2005 to Four Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002, March 11, 2003 and March 9, 2004, respectively.*

10.45	Amendment as of January 29, 2005 to Three Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002 and March 11, 2003, respectively.*

10.46	Non-Employee Directors’ Compensation Summary as of March, 2005.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: May 9, 2005	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 9, 2005	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]