Form 10-K
period 2005-09-30
CABOT MICROELECTRONICS CORP
filed 2005-12-07
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act ). YES ☑NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act ). YES ☐ NO ☑

The aggregate market value of the registrant’s Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2005 as reported by the NASDAQ National Market, was approximately $775,000,000. For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

As of November 30, 2005, the Company had 24,291,035 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 7, 2006, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

This Form 10-K includes statements that constitute “forward-looking statements” within the meaning of federal securities regulations. For more detail regarding “forward-looking statements” see Item 7 of Part II of this Form 10-K.

CABOT MICROELECTRONICS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

PART I

ITEM 1. BUSINESS

OUR COMPANY

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our''), which was incorporated in the state of Delaware in 2000, is the leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. In this polishing process, CMP slurries and pads are used to level, smooth and remove excess material from the surfaces of these layers, while leaving minimal residue or defects on the surface. CMP slurries are liquid solutions generally composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level. CMP pads are engineered polymeric materials designed to distribute and transport the slurry to the surface of the wafer and distribute it evenly across the wafer. CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers continue to shrink the size of these devices and to improve their performance.

We operate predominantly in one industry segment - the development, manufacture and sale of CMP slurries. Our CMP products are used for a number of applications, such as polishing insulating dielectric layers, tungsten that is used to connect the multiple wiring layers of IC devices through these insulating layers, and copper wiring, including the associated barrier film. We also develop, manufacture and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area. Further, we are developing and beginning to commercialize CMP polishing pads, which are used in conjunction with slurries in the CMP process.

We believe our core competency lies in our ability to shape, enable and enhance the performance of surfaces. We intend to utilize this capability to strengthen and grow our core CMP business within the semiconductor and hard disk drive industries, and also to leverage our CMP technology and knowledge into other technically demanding polishing applications that are synergistic to our core CMP business. We believe that we have unique capabilities and infrastructure to modify surfaces of materials using chemistry in conjunction with mechanical abrasion, at an atomic level, which may provide improved productivity or previously unseen surface performance. We believe that these unique capabilities can be applied to a range of fine finish polishing applications beyond the semiconductor and hard disk drive industries.

IC DEVICE MANUFACTURING AND CHEMICAL MECHANICAL PLANARIZATION

Advanced IC devices are composed of millions of transistors and other electronic components connected by miles of wiring. The wiring, composed primarily of either aluminum or copper, carries electric signals through the multiple layers of the IC device. Insulating material is used throughout the IC device to isolate the electronic components and the wiring, thereby preventing short circuiting and improving the efficiency of the travel of the electric signal within the device. To enhance performance, IC device manufacturers have progressively increased the number and density of transistors and other electronic components in each IC device. Consequently, the number of wires and the number of layers have also increased.

The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon. A large number of identical IC devices, or dies, are manufactured on each wafer at the same time. The first step in the manufacturing process builds transistors and other electronic components on the silicon wafer. These are then isolated from each other to prevent electrical signals from bridging from one transistor to another. Once the transistors and other electronic components are in place on the silicon wafer, they are usually covered with a layer of insulating material, most often silicon dioxide. These components are then wired together using either aluminum or copper in a particular sequence to produce a functional IC device with specific characteristics. When the wiring on one layer of the IC device is completed, another layer of insulating material is added. The process of alternating insulating and wiring layers is repeated until the desired wiring within the IC device is finished. At the end of the process, the wafer is cut into the individual dies, which are then packaged to form individual chips.

IC devices can be segmented into either logic or memory. Logic devices include chips such as microprocessors, digital signal processors (DSP), microcomponents and microcontrollers. These are normally computing intensive devices that need to perform large numbers of processing steps every second. As a result, these chips, particularly the leading microprocessors and DSPs, usually require use of the latest technology that increases the speed of signal processing. Advanced logic chips use copper wiring to provide that processing speed since copper wiring has lower electrical resistance than aluminum wiring; aluminum wiring is used in chips that do not require this speed, such as logic devices of older technology, because it is more cost-effective. Memory devices, which include flash, DRAM and SRAM chips, function by reading, storing and writing data. Traditionally this segment has been highly cost sensitive and processing speed is not as critical as in logic devices. Therefore, memory devices tend to use aluminum wiring, which represents a lower cost approach than copper. CMP is used for both advanced logic and memory devices. The percentage of semiconductor devices that utilize CMP in the manufacturing process has increased over time due to higher technology and performance requirements by IC device manufacturers. We believe that CMP is used in slightly more than half of all semiconductor devices made today, and we expect that CMP will be used more extensively in the future.

The CMP process utilizes a combination of chemical reactions and mechanical abrasion to planarize the insulating and conductive layers of an IC device and is also used to remove excess materials during the formation of intricate structures within the IC device, leaving only that material necessary for circuit integrity. During the CMP process the wafer is typically held on a rotating carrier, which is pressed down against a rotating polishing table and spun in a circular motion. The portion of the table that comes in contact with the wafer is covered by a textured polishing pad. A CMP slurry is continuously applied to the polishing pad to facilitate and enhance the polishing process. Hard disk drive manufacturers use a process similar to the CMP process described above to smooth the surface of substrate disks before depositing magnetic media.

BENEFITS OF CMP

CMP is an enabling technology that allows IC device manufacturers to produce IC devices that are smaller and of greater density of transistors and other electronic components than was previously possible, both of which improve the performance and capabilities of the device. As IC devices shrink and the density of transistors becomes greater, they require structures with smaller dimensions and tighter spacing within the device wiring. CMP provides the near perfectly smooth and flat surface required to create these intricate wiring patterns.

By enabling IC device manufacturers to make smaller IC devices, CMP also allows them to increase the number of IC devices that fit on a wafer. This increase in the number of IC devices per wafer in turn increases the throughput, or the number of IC devices that can be manufactured in a given time period, and reduces the cost per chip. CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield. Improvements in throughput and yield reduce an IC device manufacturer's unit production costs, and reducing costs is one of the highest priorities of a semiconductor manufacturer since return on its significant investment in manufacturing capacity can be enhanced by lower unit costs. More broadly, sustained growth in the semiconductor industry has been fueled by lower unit costs that have made IC devices more affordable in an expanding range of applications.

CMP SLURRIES

The characteristics that are important for an effective CMP process include:

▪	high polishing rates, which increase productivity and throughput;

▪	selectivity, which is the ability to enhance the polishing of specific materials while at the same time inhibiting the polishing of other materials;

▪	uniform planarity, which minimizes unevenness as different layers are built on the wafer;

▪	uniformity of polishing, which means that different surface materials can be polished to the same degree at the same time across the wafer, leading to uniformity of all dies on the wafer;

▪	low defectivity, which means that the devices have fewer imperfections and therefore produce higher yield; and

▪	cost, which is important for users to minimize their cost of manufacturing.

These attributes may be achieved through technical optimization of the slurry and the pad in conjunction with an appropriately designed CMP process. These qualities affect and enhance the performance of IC devices and can also improve yield and throughput, thereby lowering unit costs. Prior to introducing new or different CMP slurries into its manufacturing process, an IC device manufacturer generally requires the product to be qualified in its processes through an extensive series of tests and evaluations. These qualifications are intended to ensure that the product will function properly in the manufacturing process, as well as to optimize its application. These tests may require changes to the CMP process or the CMP slurry. While this qualification process varies depending on numerous factors, it is not unusual for it to be very costly and to take six or more months to complete. IC device manufacturers usually take the cost, time delay and impact on production into account when they consider implementing or switching to a new CMP slurry.

OUR PRODUCTS

CMP SLURRIES FOR IC DEVICES

We develop and produce CMP slurries of various formulations for polishing a wide range of applications including tungsten and dielectric materials, which currently represent the most common use of CMP in IC device manufacturing. Slurries for polishing tungsten and dielectric are used primarily in memory devices and older generation logic devices. Dielectric slurries are used in legacy inter layer dielectric, or ILD applications, which represent the more mature and cost-sensitive part of the CMP business, as well as in advanced dielectric applications, which require higher performing solutions such as for pre-metal dielectric and direct shallow trench isolation applications.

We also develop and manufacture slurry products for polishing copper, which is used primarily in the wiring of advanced IC logic devices. These products include different slurries for polishing the copper film, as well as the thin barrier metal layer used to separate copper from the adjacent insulating material. We work on continuously improving existing products to enhance their performance, and on developing new, higher performing and higher quality products for more advanced applications in future generation IC devices.

CMP SLURRIES FOR THE DATA STORAGE INDUSTRY

We develop and produce CMP slurries for polishing the magnetic heads and the coating on disks in hard disk drives, which represents an extension of our core CMP slurry technology and manufacturing capabilities established for the semiconductor industry. We believe CMP significantly improves the surface finish of these coatings, resulting in greater storage capacity of the substrates, and also improves the production efficiency of manufacturers of hard disk drives by helping them increase their throughput and yield.

CMP POLISHING PADS

CMP polishing pads are consumable materials used in the CMP process that work in conjunction with CMP slurries to facilitate the polishing process. We believe the CMP polishing pad market is currently led by one principal supplier, Rohm and Haas. We believe that CMP polishing pads represent a natural adjacency to our CMP slurry business, and that there is value in co-developing slurries and pads to achieve technically optimized CMP solutions and are currently developing and beginning to commercialize polishing pads utilizing our own and licensed technology.

INDUSTRY TRENDS

The semiconductor industry has experienced rapid growth over the past three decades, but it has also been highly cyclical. During fiscal 2001 through 2003 our revenue continued to grow, despite the protracted semiconductor industry downturn of that time, primarily because CMP was used in only the most advanced IC devices and the most advanced technology continued to grow even though the overall semiconductor industry contracted. Now that CMP is being used more broadly within the IC industry, another semiconductor industry downturn in fiscal 2005 affected us, and served as a primary cause of our revenue decline in this year. As we enter into fiscal 2006 we are cautiously encouraged by what we believe are indicators of improving business trends. On a geographic basis, the Asia Pacific region continues to be the fastest growing region for IC manufacturing, as well as for our business, and we expect this trend to continue in the future.

We anticipate the worldwide market for CMP consumables used by IC device manufacturers will grow in the future as a result of expected increases in the number of IC devices produced, the percentage of IC devices produced that require CMP and the number of CMP polishing steps used to produce these devices. We believe that the increased emphasis on memory technology and the incorporation of advanced memory products into digital consumer devices will continue to be a key growth driver in the industry over the long term and will parallel the industry’s traditional emphasis on microprocessors for personal computers.

We expect this anticipated growth will be somewhat mitigated by increased efficiencies in CMP slurry usage, driven by pressure on IC manufacturers to reduce their CMP costs. For example, most IC devices today are manufactured on 200 mm silicon wafers. However, IC industry leaders are in the process of transitioning to the manufacture of some high volume IC devices using 300 mm wafers, in an effort to reduce the cost of making each chip. The larger 300 mm wafers contain more IC devices and typically use less CMP slurry per device. In general, 300 mm wafer manufacturing began in 2002 and this trend is expected to continue in the future for certain applications. However, we believe that economies of 300 mm manufacturing will create lower cost devices, which we expect will spur additional growth of these devices due to greater affordability, consistent with past industry transitions to larger wafer sizes.

We believe that rapid incorporation of CMP technology and growth of the CMP industry, combined with our customers’ desires to gain purchasing leverage and lower their cost of ownership, have led to much greater competitive activity among, and pricing pressure on, CMP slurry suppliers. In addition, as CMP technology has become more advanced, we believe that CMP technical solutions have become more complex, and leading edge technologies now often require some customization by customer, tool set and process integration approach. Further, as CMP technology has matured, we believe that semiconductor manufacturers’ processes have become highly sensitive to CMP slurries, and customers now demand a very high level of consistency and quality in CMP slurry products.

STRATEGY

We believe our core competency lies in our ability to shape, enable and enhance the performance of surfaces. We intend to utilize this capability to strengthen and grow our core CMP business within the semiconductor and hard disk drive industries, and also to leverage our CMP technology and knowledge into other technically demanding polishing applications that are synergistic to our core CMP business.

As we strengthen and grow our core CMP business, we intend to execute on the following strategic initiatives:

ADVANCE OUR TECHNOLOGY LEADERSHIP

We believe that technology is vital to success in the CMP slurry business and we plan to continue to devote significant resources to research and development. We need to keep pace with the rapid technological advances in the semiconductor industry so we can continue to deliver a full line of CMP slurry products, over a range of technologies, that meet or exceed our customers' evolving needs. In October 2005 we opened our Asia Pacific technology center in Geino, Japan, which includes a clean room and provides polishing, metrology and product development capability to support our customers in the Asia Pacific region.

ACHIEVE OPERATIONS EXCELLENCE

Our customers demand increasing performance of our products in terms of product quality and consistency and expect a highly reliable supply source. We believe the capacity and the location of our production facilities in the United States, Asia and Europe allow us to provide a dependable and predictable supply chain to meet our customers' CMP slurry requirements in a consistent and timely manner. We intend to continue to advance our strict quality systems in order to improve the uniformity and consistency of performance of our CMP products. To support our operations excellence initiative, we have adopted the concepts of Six Sigma across our company; Six Sigma is a systematic, data-driven approach and methodology for improving quality by reducing variability in processes, across our company. We believe that we have made productivity and efficiency gains through this program in fiscal 2005, and expect more in fiscal 2006. We are now also extending our Six Sigma initiative to include joint projects with customers.

GET CLOSER TO OUR CUSTOMERS

We believe that building close relationships with our customers is another cornerstone for long-term success in our business. We work closely with our customers to identify and develop new and better CMP consumables, to integrate our products into their manufacturing processes, and to assist them with supply, warehousing, packaging and inventory management. We have devoted significant resources to enhancing our close customer relationships and we are committed to continuing this effort. As more of our business shifts to the Asia Pacific region, we have reinforced our customer commitment by constructing an Asia Pacific technology center in Geino, Japan, which we believe will enhance our ability to provide optimized CMP solutions to our customers in this region. We have also announced plans to begin selling directly to customers in Taiwan, rather than through a distributor, in order to better serve our customers. In addition, we are moving the portion of our business that serves the hard disk drive market to Singapore, since Southeast Asia is an important manufacturing region for a number of customers in this industry.

EXPAND INTO ENGINEERED SURFACE FINISHES

In addition to strengthening and growing our core CMP business, we also intend to leverage our CMP experience and technology to explore new applications and products to diversify and grow our business, such as we have accomplished with our slurries for data storage polishing applications. Under our engineered surface finishes initiative, we are actively pursuing a variety of surface modification applications where we believe our technical ability to shape, enable and enhance the performance of surfaces at an atomic level may provide improved productivity or previously unseen surface performance. In pursuit of this initiative, we expect to supplement our internal development efforts with some externally acquired technologies and businesses. For example, in October 2005 we acquired the assets of Surface Finishes Co., Inc., a privately-held company established in 1949 which specializes in precision machining techniques at the sub-nanometer level. We expect this acquisition will provide us with commercial finishing capabilities that will present opportunities to facilitate the introduction of our internal technology development to customers beyond the semiconductor industry, and afford access to a variety of markets that benefit from precision surface finish, but that we do not currently serve.

CUSTOMERS, SALES AND MARKETING

Our sales process begins with development teams who collaborate with our customers, using our research and development facilities and capabilities to design CMP products tailored to their precise needs. Next, our applications teams work with customers to integrate our products into their manufacturing processes. Also, as part of our normal sales process, our logistics and sales personnel provide reliable supply, warehousing, packaging and inventory management to our customers. Through our interactive approach, we are able to build close relationships with our customers in a variety of areas.

We also market our products through independent distributors, primarily in Taiwan and China. Over the last few years we have reduced the number of resellers that distribute our products in situations where we have had sufficient business scale to support direct sales and where we have seen strategic benefit. In furtherance of one of our key strategies of getting closer to our customers, in August 2005 we announced our decision to begin selling our products directly to customers in Taiwan, effective April 2006, rather than through Marketech, our distributor. We believe this strategy, which we have developed over time and which we already have successfully implemented in other parts of the world, will allow us to further strengthen our solid relationships with our customers and directly bring to them the full capabilities of our organization.

In response to significant growth in the IC device manufacturing industry in Asia, we have increased our focus in Asia over the last several years by increasing the number of sales and marketing, technical and customer support personnel present in this region. In October 2005 we opened our Asia Pacific technology center, located adjacent to our existing manufacturing facility in Geino, Japan, which includes a clean room and provides polishing, metrology and product development capability to support our customers in this region. Further, we are moving the portion of our business that serves the hard disk drive market to Singapore, since Southeast Asia is an important manufacturing region for a number of customers in this industry.

In fiscal 2005, our five largest customers accounted for approximately 53% of our revenue, with Marketech, our largest customer who is our distributor in Taiwan and China, accounting for approximately 35% of our revenue. In fiscal 2004, our five largest customers accounted for approximately 55% of our revenue, with Marketech accounting for approximately 32% of our revenue.

CABOT CORPORATION AS OUR MAJOR SUPPLIER OF RAW MATERIALS

Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with Cabot Corporation for the purchase of fumed silica and fumed alumina. We purchase fumed silica primarily under a fumed silica supply agreement with Cabot Corporation, which runs through December 2009 and will automatically renew unless either party gives certain notice of non-renewal. The fumed silica agreement provides for the cost of fumed silica to increase approximately 4% over the initial six-year term of the agreement, and in some circumstances is subject to certain inflation adjustments and shared cost savings adjustments resulting from our joint efforts. Under this agreement and subject to certain terms and conditions, Cabot Corporation continues to be our primary supplier of certain quantities of fumed silica for products we produced as of January 2004, the effective date of the agreement. For amounts over these quantities, and for products we introduce after the effective date, we have the flexibility to purchase from other parties.

We purchase fumed alumina primarily under a fumed alumina supply agreement with Cabot Corporation that runs through December 2006, and may be renewed at our option for another five-year term. The fumed alumina supply agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, its capital costs for an agreed upon capacity expansion, an agreed upon rate of return on investment, and incentive payments if they produce above a threshold level of fumed alumina per year that meets our specifications. Under this agreement and subject to certain terms and conditions, Cabot Corporation continues to be the exclusive supplier of certain quantities of fumed alumina for products we produced as of December 2001, the effective date of the agreement. For amounts over these quantities, and for products we introduce after the effective date, we have the flexibility to purchase from other parties.

These agreements prohibit Cabot Corporation from selling fumed silica and fumed alumina to third parties for use in CMP applications, as well as engaging itself in CMP applications. If Cabot Corporation fails to supply us with our requirements for any reason, including if we require product specification changes that Cabot Corporation cannot meet, we have the right to purchase products meeting those specifications from other suppliers.

RESEARCH AND DEVELOPMENT

We believe that technology is vital to success in the CMP business as well as in our other initiatives, and we plan to continue to devote significant resources to research and development. With respect to CMP, we believe our leadership position depends in part on our ability to develop CMP applications tailored to our customers' needs, so we have assembled dedicated development teams that work closely with customers to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions. Our technology efforts are focused on four main areas: development and formulation of new and enhanced CMP slurry and pad products; research related to fundamental technology such as advanced chemistry and particle technology; process development to support rapid and effective commercialization of new products; and evaluation of new polishing applications outside of the semiconductor and data storage industries.

We operate a research and development facility in Aurora, Illinois, which is staffed by a team that includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP products. This facility features a state-of-the-art Class 1 clean room and advanced equipment for product development. We have also invested in 300 mm polishing and metrology capabilities to remain aligned with our technology leading customers and provide us with the ability to replicate their CMP activities in our clean room.

In October 2005 we opened our Asia Pacific technology center, located adjacent to our existing manufacturing facility in Geino, Japan, which includes a clean room and provides polishing, metrology and product development capability to support our customers in this region. We believe this technology center will enhance our ability to provide optimized CMP solutions to our customers in the Asia Pacific region, and underscores our commitment both to continuing to invest in our technology infrastructure to maintain our technology leadership, and to becoming even more responsive to the needs of our customers.

In our research and development laboratories, our skilled technical personnel study different aspects of the CMP process and products. Understanding the chemical reactions on the surface of the polished wafer allows us to formulate slurries with specifically tailored selectivity that interact with one material and then slow or essentially stop planarization as soon as this particular material has been polished. As CMP technology has become more advanced, we believe that CMP technical solutions have become more complex, and leading edge technologies often require significant customization. Since developing a completely customized solution for every customer would be cost prohibitive, our scientists have developed product platforms for the most advanced and next generation applications that can be “tuned” systematically for a particular customer’s needs, including removal rates and selectivity. We believe that this product development approach represents a more effective means of providing highly customized, value-added solutions for our customers for the most advanced applications.

Beyond CMP for the semiconductor and data storage industries, we are also increasing internal research and development efforts related to our engineered surface finishes initiative. We are translating our core technical expertise in CMP technology developed for the semiconductor industry, with which we modify surfaces at an atomic level, into a range of demanding surface modification and polishing applications in other industries where shaping, enabling and enhancing the performance of surfaces is critical to success. We believe that a number of application areas we are currently developing represent natural adjacencies to our core CMP business and technology, and include uses in fields such as optics, optoelectronics, flat panel displays and metal finishing.

We believe competitive advantage lies in technology leadership and that our investments in research and development provide us with leading edge polishing and metrology capabilities to support the most advanced and challenging customer technology requirements on a global basis. In fiscal 2005, 2004 and 2003 we incurred approximately $43.0 million, $44.0 million and $41.5 million in research and development expenses, respectively. Investments in research and development property, plant and equipment are capitalized and depreciated over their useful lives.

COMPETITION

We compete in the CMP consumables industry, which is characterized by rapid advances in technology and demanding product quality and consistency requirements. We believe that customers make supplier decisions based on three factors, in this order of priority: first, product performance; second, supply assurance, including the ability to reliably deliver a high level of consistency and quality in CMP slurry products; and third, product price. There are several other manufacturers of CMP consumables with commercial sales of CMP slurries for IC devices, although we believe we have more CMP slurry business than each of our competitors. In our view, we are the only CMP slurry supplier today that serves a broad range of customers by offering and supporting a full line of CMP slurry products for all major applications over a range of technologies, and has a proven track record of supplying these products globally in high volumes with the attendant required high level of technical support services. Due to our success to date and the attractive demand outlook for the CMP industry, we expect competition will continue and other potential competitors may attempt to enter this market. We anticipate that competitive activity will also continue due to customer desires to gain purchasing leverage and lower their costs through leveraging alternative sources of supply.

We may also face competition in the future from customers that currently have, or that may develop, in-house capability to produce their own CMP products, and from significant changes in technology or emerging technologies.

INTELLECTUAL PROPERTY

Our intellectual property is important to our success and ability to compete. As of November 30, 2005, we have 87 active U.S. patents and 95 pending U.S. patent applications. In most cases we file counterpart foreign patent applications. Many of these patents are important to our continued development of new and innovative products for CMP and related processes, as well as for new business initiatives, such as engineered surface finishes. Our patents have a range of duration and we do not expect to lose any material patent through the expiration of such patent in the next seven years. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements.

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

EMPLOYEES

As of November 30, 2005, we employed 650 individuals, including 311 in operations, 183 in research and development, 80 in sales and marketing and 76 in administration. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages and in general consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Our revenue from customers in the United States totaled $60.0 million, $78.1 million and $79.9 million, and total revenue in other geographic locations totaled $210.4 million, $231.3 million and $171.8 million for fiscal 2005, 2004 and 2003, respectively. Revenue from Taiwan and Japan each accounted for more than ten percent of our total revenue. Our revenue from customers in Taiwan totaled $77.4 million, $86.3 million and $63.8 million for fiscal 2005, 2004 and 2003, respectively. Our revenue from customers in Japan totaled $38.6 million, $44.9 million and $40.3 million for fiscal 2005, 2004 and 2003, respectively. Revenue attributable to foreign regions are based upon the customer location and not the geographic location from which our products were shipped.

Net property, plant and equipment in the United States totaled $87.4 million, $94.8 million and $102.8 million and net property, plant and equipment in other geographic locations totaled $48.4 million, $33.0 million and $30.9 million at September 30, 2005, 2004 and 2003, respectively. More than ten percent of our net property, plant and equipment is located in Japan, having a net book value of $44.3 million, $30.2 million and $28.1 million at September 30, 2005, 2004 and 2003, respectively.

For more financial information about geographic areas, see Note 19 of Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14a, current reports on Form 8-K, and any amendments to those reports are made available free of charge on our company website, www.cabotcmp.com, as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC). Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our company website by the end of the business day following the submission to the SEC of such filings. In addition, the SEC’s website, www.sec.gov, contains reports, proxy statements, and other information regarding reports that we file electronically with the SEC.

ITEM 2. PROPERTIES

Our principal U.S. facilities that we own consist of:

▪	a global headquarters and research and development facility in Aurora, Illinois, comprising approximately 200,000 square feet;
▪	a commercial dispersion plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet;
▪	an office building in Aurora, Illinois, comprising approximately 48,000 square feet;
▪	an additional 13.2 acres of vacant land in Aurora, Illinois, to accommodate the possibility of future growth; and
▪	a facility in Addison, Illinois, comprising approximately 15,000 square feet.

Our principal foreign facilities that we own consist of:

▪	a commercial dispersion plant in Geino, Japan, comprising approximately 113,000 square feet;
▪	a research and development facility in Geino, Japan, comprising approximately 20,000 square feet.

Our principal foreign facilities that we lease consist of:

▪	a commercial manufacturing plant in Singapore, comprising approximately 24,000 square feet;
▪	a commercial dispersion plant in Barry, Wales, comprising approximately 22,000 square feet;
▪	an office and laboratory in Hsin-Chu, Taiwan, comprising approximately 8,000 square feet; and
▪	an office in Tokyo, Japan, comprising approximately 3,000 square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers and their ages as of November 30, 2005.

NAME	AGE	POSITION

William P. Noglows	47	Chairman of the Board, President and Chief Executive Officer
H. Carol Bernstein	45	Vice President, Secretary and General Counsel
Victoria J. Brush	53	Vice President of Human Resources
Jean Pol Delrue	58	Vice President of Global Sales
Julie A. Hensel	47	Vice President of Global Quality
William S. Johnson	48	Vice President, Chief Financial Officer and Treasurer
Daniel J. Pike	42	Vice President of Corporate Development
Stephen R. Smith	46	Vice President of Marketing and Business Management
Clifford L. Spiro	51	Vice President, Research and Development
Adam F. Weisman	43	Vice President of Operations
Daniel S. Wobby	42	Vice President of Asia Pacific Region
Thomas S. Roman	44	Principal Accounting Officer and Corporate Controller

WILLIAM P. NOGLOWS has served as our Chairman, President and Chief Executive Officer since November 2003. Mr. Noglows had previously served as a director of our company from January 2000 until April 2002. Prior to joining us, Mr. Noglows served as an Executive Vice President of Cabot Corporation from 1998 to June 2003. Prior to that, Mr. Noglows held various management positions at Cabot Corporation including General Manager of Cabot Corporation’s Cab-O-Sil Division, where he was one of the primary founders of Cabot Microelectronics when its business was a division of Cabot Corporation, and was responsible for identifying and encouraging the development of the CMP application. Mr. Noglows received his B.S. in Chemical Engineering from the Georgia Institute of Technology.

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

VICTORIA J. BRUSH has served as our Vice President of Human Resources since August 2004. Prior to joining us, Ms. Brush served as the Vice President of Human Resources for DuPont Photomasks, Inc. from 2001 through August 2004, and as Vice President of Human Resources, Organizational Development and Marketing Communications at W.R. Grace from 1999 to 2001. Prior to that, she served in human resources leadership positions at AT&T Corporation and Lucent Technologies, Inc. Ms. Brush holds a B.S. and M.S. in Human Resource Management from Upsala College.

JEAN POL DELRUE has served as our Vice President of Global Sales since April 2005. His previous position was Vice President of European Business Region since July 2004. He also served as our European Business Manager from June 2001 to July 2004. Prior to joining us, Dr. Delrue worked for Ebara Precision Machinery Europe from January 1995 to June 2001, culminating in serving as the Vice President of CMP Europe. Prior to that, he served as the Business and Technical Development Director and Member of the Management Board at Riber Instruments SA. Dr. Delrue holds an Executive M.B.A. from the Centre de Perfectionnement des Affaires in Paris, France, a Ph.D. in Physical Chemistry from Belgium's University of Mons, and has performed post doctorate work in chemical engineering at Stanford University.

JULIE A. HENSEL has served as our Vice President of Global Quality since October 2005 and previously as our Director of Global Quality since March 2004. Prior to joining us, Ms. Hensel served as a Six Sigma consultant from 2003 to 2004. From 2000 to 2003, she held an executive management role with Datacard Corporation. She received a B.S. in Manufacturing Engineering from the Milwaukee School of Engineering and an M.S. in Manufacturing Systems Engineering from the University of St. Thomas.

WILLIAM S. JOHNSON has served as our Vice President, Chief Financial Officer and Treasurer since April 2003. Prior to joining us, Mr. Johnson served as Executive Vice President and Chief Financial Officer for Budget Group, Inc. from August 2000 to March 2003. Before that, Mr. Johnson spent 16 years at BP Amoco in various senior finance and management positions, the most recent of which was President of Amoco Fabrics and Fibers Company. Mr. Johnson received his B.S. in Mechanical Engineering from the University of Oklahoma and his M.B.A. from the Harvard Business School.

DANIEL J. PIKE has served as our Vice President of Corporate Development since January 2004 and prior to that was our Vice President of Operations from December 1999. Mr. Pike served as our Director of Global Operations from 1996 to 1999. Prior to joining us, Mr. Pike worked for FMC Corporation as a Marketing Manager. Mr. Pike received his B.S. in Chemical Engineering from the University of Buffalo and his M.B.A. from the Wharton School of Business of the University of Pennsylvania.

STEPHEN R. SMITH has served as our Vice President of Marketing and Business Management since April 2005 and previously was our Vice President of Marketing and Sales since October 2001. Prior to joining us, Mr. Smith served as Vice President, Sales & Business Development for Buildpoint Corporation from 2000 to October 2001. Prior to that, Mr. Smith spent 17 years at Tyco Electronics Group, formerly known as AMP Incorporated, in various management positions. Mr. Smith earned a B.S. in Industrial Engineering from Grove City College and an M.B.A. from Wake Forest University.

CLIFFORD L. SPIRO has served as Vice President, Research and Development since December 2003. Prior to joining us, Dr. Spiro served as Vice President of Research and Development at Ondeo-Nalco from 2001 through November 2003. Prior to that, Dr. Spiro held research and development management and senior technology positions at the General Electric Company from 1980 through 2001, the most recent of which was Global Manager - Technology for Business Development. Dr. Spiro received his B.S. in Chemistry from Stanford University and his Ph.D. in Chemistry from the California Institute of Technology.

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

DANIEL S. WOBBY has served as our Vice President of Asia Pacific Region since September 2005. Prior to that, Mr. Wobby served as Vice President of Greater China and Southeast Asia starting in February 2004. Mr. Wobby previously served as Corporate Controller and Principal Accounting Officer from 2000 to 2004. From 1989 to 1997, Mr. Wobby held various accounting and operations positions with Cabot Corporation culminating in serving as Director of Finance. Mr. Wobby earned a B.S. in Accounting from St. Michael’s College and an M.B.A. from the University of Chicago’s Graduate School of Business.

THOMAS S. ROMAN has served as our Corporate Controller and Principal Accounting Officer since February 2004 and previously served as our North American Controller. Prior to joining us in April 2000, Mr. Roman was employed by FMC Corporation in various financial reporting, tax and audit positions. Before that, Mr. Roman worked for Gould Electronics and Arthur Andersen LLP. Mr. Roman is a C.P.A. and earned a B.S. in Accounting from the University of Illinois and an M.B.A. from DePaul University’s Kellstadt Graduate School of Business.

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

		HIGH	LOW
Fiscal 2004
	First Quarter	61.61	48.00
	Second Quarter	57.54	40.50
	Third Quarter	44.19	26.88
	Fourth Quarter	38.29	26.86
Fiscal 2005
	First Quarter	40.80	30.58
	Second Quarter	38.37	30.43
	Third Quarter	31.77	27.39
	Fourth Quarter	33.10	27.74
Fiscal 2006 First Quarter (through November 30, 2005)		31.57	28.26

As of November 30, 2005, there were approximately 1,097 holders of record of our common stock. No dividends were declared or paid in either fiscal 2005 or fiscal 2004 and we have no current plans to pay cash dividends in the future.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 through July 31, 2005	−	−	−	$3,468
Aug. 1 through Aug. 31, 2005	118,150	$29.35	118,150	−
Sept. 1 through Sept. 30, 2005	−	−	−	−

Total	118,150	$29.35	118,150	−

In July 2004 we announced that our Board of Directors had authorized a share repurchase program for up to $25.0 million of our outstanding common stock and we completed this program during our fourth quarter of fiscal 2005. Shares were repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We funded share repurchases from our existing cash balance. The program was primarily intended to diminish earnings dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan.

In October 2005 we announced that our Board of Directors had authorized another share repurchase program for up to $40.0 million of our outstanding common stock under terms and conditions similar to those of the July 2004 share repurchase program. The program may be suspended or terminated at any time, at the Company’s discretion. We view the program as an attractive and flexible means to return cash to shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for each year of the five-year period ended September 30, 2005 has been derived from the audited consolidated financial statements.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K.

CABOT MICROELECTRONICS CORPORATION
SELECTED FINANCIAL DATA - FIVE YEAR SUMMARY
(Amounts in thousands, except per share amounts)

	Year Ended September 30,
	2005	2004	2003	2002	2001
Consolidated Statement of Income Data:
Revenue	$270,484	$309,433	$251,665	$235,165	$227,192
Cost of goods sold	141,282	156,805	124,269	113,067	108,419
Gross profit	129,202	152,628	127,396	122,098	118,773

Operating expenses:
Research and development	43,010	44,003	41,516	33,668	25,805
Selling and marketing	16,989	16,225	11,221	9,667	8,757
General and administrative	25,172	22,351	18,225	17,458	21,054
Litigation settlement	-	-	-	1,000	-
Amortization of intangibles	255	340	340	345	718
Total operating expenses	85,426	82,919	71,302	62,138	56,334
Operating income	43,776	69,709	56,094	59,960	62,439

Other income (expense), net	2,747	139	(27)	763	1,049
Income before income taxes	46,523	69,848	56,067	60,723	63,488
Provision for income taxes	14,050	23,120	18,334	20,038	21,586
Net income	$32,473	$46,728	$37,733	$40,685	$41,902

Basic earnings per share	$1.32	$1.89	$1.55	$1.68	$1.76

Weighted average basic shares outstanding	24,563	24,750	24,401	24,160	23,824

Diluted earnings per share	$1.32	$1.88	$1.53	$1.66	$1.72

Weighted average diluted shares outstanding	24,612	24,882	24,665	24,565	24,327

Cash dividends per share	$-	$-	$-	$-	$-

	As of September 30,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Current assets	$245,807	$229,681	$179,112	$123,283	$96,454
Property, plant and equipment, net	135,784	127,794	133,695	132,264	97,426
Other assets	5,172	5,816	2,810	2,838	2,801
Total assets	$386,763	$363,291	$315,617	$258,385	$196,681

Current liabilities	$35,622	$32,375	$28,916	$30,571	$26,366
Long-term debt	-	-	-	3,500	3,500
Other long-term liabilities	12,057	15,294	14,928	10,808	528
Total liabilities	47,679	47,669	43,844	44,879	30,394
Stockholders' equity	339,084	315,622	271,773	213,506	166,287
Total liabilities and stockholders' equity	$386,763	$363,291	$315,617	$258,385	$196,681

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding future sales and operating results, company and industry growth and trends, growth of the markets in which the company participates, international events, product performance, new product introductions, development of new products, technologies and markets, the acquisition of or investment in other entities, the construction of new facilities by the company and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences.

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

OVERVIEW

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') is the leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. In this polishing process CMP slurries and pads are used to level, smooth and remove excess material from the surfaces of these layers, while leaving minimal residue or defects on the surface. CMP slurries are liquid solutions generally composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level. CMP pads are engineered polymeric materials designed to distribute and transport the slurry to the surface of the wafer and distribute it evenly across the wafer. CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers continue to shrink the size of these devices and to improve their performance.

We operate predominantly in one industry segment - the development, manufacture and sale of CMP slurries. Our CMP products are used for a number of applications, such as polishing insulating dielectric layers, tungsten that is used to connect the multiple wiring layers of IC devices through these insulating layers, and copper wiring, including the associated barrier film. We also develop, manufacture and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area. Further, we are developing and beginning to commercialize CMP polishing pads, which are used in conjunction with slurries in the CMP process.

We believe that demand for our products is primarily based on the number of wafers, or “wafer starts”, of advanced devices produced by semiconductor manufacturers. Revenue for fiscal 2005 was $270.5 million, which was down 12.6% from the $309.4 million reported for fiscal 2004. Following a period of strong semiconductor demand in the second half of fiscal 2004, our revenue during the first three quarters of fiscal 2005 was adversely impacted in part by a subsequent downturn in the semiconductor industry, which we believe was partially driven by a reduction in wafer starts by some semiconductor manufacturers to reduce excess inventories of certain semiconductor devices. In addition, our fiscal 2005 revenue was adversely affected by the remaining impact of one large customer transitioning to another supplier of CMP slurry for polishing copper interconnects at 130 nanometer technology, as well as continued competition and pricing pressure resulting in selected price reductions. However, revenue for our fourth quarter of fiscal 2005 increased by 13.6% from the prior fiscal quarter, possibly signifying a semiconductor industry recovery. While some industry experts appear to be cautiously optimistic about the near term outlook for the semiconductor industry, there are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of, and continued uncertainty in, the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; and the effect of competition. For example, it is uncertain what impact higher energy costs may have on consumers’ disposable income, which may affect consumer demand for electronic devices and, in turn, demand for IC devices.

On a geographic basis, the Asia Pacific region continues to be the fastest growing region for IC manufacturing as well as for our business, and we expect this trend to continue in the future. In furtherance of our strategic initiatives to advance our technology leadership and to get closer to our customers, we have opened our Asia Pacific technology center, located adjacent to our existing manufacturing facility in Geino, Japan, which includes a clean room and provides polishing, metrology and product development capability to support our customers in the region. In addition, we are moving the portion of our business that serves the rigid disk market to Singapore, since a number of important customers are located in Southeast Asia. This will include establishing manufacturing operations, as well as relocating our commercial and technical teams. Additionally, we have announced plans to sell directly to our customers in Taiwan, rather than through a distributor, which we believe will allow us to further strengthen our solid relationships with our customers there. As part of the transition, we anticipate an adverse impact on our revenue for the second quarter of fiscal 2006 of approximately $11.5 million as our distributor sells its remaining inventory of our products to our customers and we begin building inventory required to begin servicing these customers directly. Following this transition period, we believe our sales volumes will return to the prior level.

Gross profit expressed as a percentage of revenue for fiscal 2005 was 47.8%, which represents a decrease from the 49.3% reported for fiscal 2004. The decrease in gross margin as a percentage of revenue was primarily driven by selected price reductions, partially offset by higher yields in our manufacturing operations and a higher valued product mix. We believe that through the execution of our operations excellence initiative, including the implementation of Six Sigma methods, we made notable productivity improvements in fiscal 2005. These improvements have allowed us to maintain gross margin as a percentage of revenue within a range of 48%, plus or minus 2%, in spite of increased competitive activity and pricing pressure, and we expect this to continue into fiscal 2006.

We will adopt Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) effective October 2005 using the modified prospective method, which we believe will have a material impact on our consolidated results of operations and earnings per share. We will continue to use the Black-Scholes model to approximate grant date fair value, and we expect to recognize approximately $10.0 million of pre-tax share-based compensation expense for full fiscal 2006, assuming we apply our historical approaches to paying long-term incentives and determining fair value. This expense will be recognized in our income statement either in cost of goods sold or in operating expenses, based upon the functional area in which the recipient of the share-based compensation works. We expect that the majority of our share-based compensation expense will be recognized as general and administration expense. Other factors may also impact future share-based compensation expense including the attribution of the awards to the service period, the vesting period of stock options, the timing and number of additional grants of stock option awards, fluctuations in and volatility of our stock price, expected term of the grants, expected risk-free rate of interest and estimated forfeiture rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to bad debt expense, warranty obligations, inventory valuation, assets impairments, share-based compensation, income taxes and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. Our allowance for doubtful accounts includes both a general reserve based on historical experience and an additional reserve for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial condition. While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded. As of September 30, 2005 our allowance for doubtful accounts represented 1.3% of gross accounts receivable. If we had increased our estimate of bad debts by 1.0%, to 2.3% of gross accounts receivable, our general and administrative expense would have increased by $0.4 million.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability may be required. As of September 30, 2005 our warranty reserve represented 1.9% of the current quarter revenue. If we had increased our estimate of general warranty reserve by 1.0%, to 2.9% of the current quarter revenue, our cost of goods sold would have increased by $0.7 million.

INVENTORY VALUATION

We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable. An inventory reserve is maintained based upon a historical percentage of actual inventory written off applied against inventory at the end of the period, plus an additional amount for known conditions and circumstances. We exercise judgment in estimating the amount of inventory that is obsolete. Should actual product marketability and raw material fitness for use be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required. Also, the purchase cost of one of our key raw materials from one supplier may change significantly based upon the total quantity of in-specification product that we purchase in a given fiscal year. During interim periods we determine inventory valuation and the amount charged to cost of goods sold for this raw material from this supplier based on the expected average cost over the entire fiscal year using our current full year forecast of purchases of this raw material from this supplier.

IMPAIRMENT OF LONG-LIVED ASSETS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires us to assess the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate that the assets may be impaired. We must exercise judgment in assessing whether an event of impairment has occurred. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in this grouping. SFAS 144 requires that if the sum of the undiscounted future cash flows expected to result from the identified asset group is less than the carrying value of the asset group, then an impairment must be recognized in the financial statements. The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset group from the reported value of the asset group. Determining future cash flows and estimating fair values requires significant judgments and is highly susceptible to change from period to period because it requires management to make assumptions about future sales and cost of sales generally over a long-term period.

INVESTMENT IMPAIRMENTS

In July 2004 we entered into a strategic alliance with, and purchased stock of, NanoProducts Corporation, and we account for this investment using the equity method of accounting. We evaluate the estimated fair value of our equity investment annually or more frequently if indicators of potential impairment exist, to determine if an other-than-temporary impairment in the value of our investment has taken place. No write down was recorded in fiscal 2005.

STOCK-BASED COMPENSATION

In accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), and No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), we have elected to account for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. We disclose the summary of pro forma effects to reported net income as if we had elected to recognize compensation cost based on the fair value of share-based compensation to employees of Cabot Microelectronics as prescribed by SFAS 123. In calculating such fair value, there are certain estimates that we use such as expected volatility, expected term and expected risk-free rate of interest.

In December 2004 the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under SFAS 123R, the pro forma disclosure alternative permitted under SFAS 123 and SFAS 148 is no longer allowable. We will adopt SFAS 123R in the first quarter of fiscal 2006.

ACCOUNTING FOR INCOME TAXES

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that it is more likely than not that our future taxable income will be sufficient to realize our deferred tax assets.

COMMITMENTS AND CONTINGENCIES

We have entered into unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers. We review our agreements and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability. In addition, we are subject to the possibility of various loss contingencies arising in the ordinary course of business such as a legal proceeding or claim. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and the pro forma disclosure alternative permitted under SFAS 123 and SFAS 148 is no longer allowable under SFAS 123R. We will adopt SFAS 123R effective October 2005 using the modified prospective method, and we believe the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We intend to continue to use the Black-Scholes model to approximate grant date fair value, and we expect to recognize approximately $10.0 million of pre-tax share-based compensation expense for full fiscal 2006, assuming we apply our historical approaches to paying long-term incentives and determining fair value. Other factors may also impact future share-based compensation expense including the attribution of the awards to the service period, the vesting period of stock options, the timing and number of additional grants of stock option awards, fluctuations in and volatility of our stock price, expected term of the grants, expected risk-free rate of interest and estimated forfeiture rates.

In May 2005 the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. Our consolidated financial position, results of operations or cash flows will only be impacted by SFAS 154 if we implement a voluntary change in accounting principle or correct accounting errors in future periods.

In March 2005 the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which is effective for fiscal years ending after December 15, 2005 and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004 the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153), as part of its short-term international convergence project with the International Accounting Standards Board (IASB). Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004 the FASB issued FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151), which adopts wording from the IASB’s IAS 2, “Inventories”, in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

	Year Ended September 30,
	2005	2004	2003

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	52.2	50.7	49.4
Gross profit	47.8	49.3	50.6

Research and development	15.9	14.2	16.5
Selling and marketing	6.3	5.2	4.5
General and administrative	9.3	7.2	7.2
Amortization of intangibles	0.1	0.1	0.1
Operating income	16.2	22.6	22.3
Other income (expense), net	1.0	-	-
Income before income taxes	17.2	22.6	22.3
Provision for income taxes	5.2	7.5	7.3

Net income	12.0%	15.1%	15.0%

YEAR ENDED SEPTEMBER 30, 2005 VERSUS YEAR ENDED SEPTEMBER 30, 2004

REVENUE

Revenue was $270.5 million in 2005, which represented a 12.6%, or $38.9 million, decrease from 2004. Of this decrease, $23.3 million was due to a decrease in sales volume and $15.7 million was due to a decrease in weighted average selling price, primarily resulting from selected price reductions partially offset by a higher valued product mix. Revenue for fiscal 2005 would have been $0.7 million lower had the average exchange rates for the Japanese Yen and Euro during the period held constant with the prior year’s average rates.

In August 2005 we announced plans to sell directly to our customers in Taiwan, rather than through a distributor, in pursuit of our initiative to get closer to our customers. As part of the transition, we anticipate an adverse impact on our revenue for the second quarter of fiscal 2006 of approximately $11.5 million as our distributor sells its remaining inventory of our products to our customers and we begin building inventory required to begin servicing these customers directly. Following this transition period, we believe our sales volumes will return to the prior level and our revenue may increase slightly to the extent we are able to gain a portion of our distributor’s margin.

Our revenue in the first three quarters of fiscal 2005 was adversely affected in part by a semiconductor industry downturn, which we believe was partially driven by a reduction in wafer starts by some semiconductor manufacturers to reduce excess inventories of certain semiconductor devices. While some industry experts appear to be cautiously optimistic about the near term outlook for the semiconductor industry, there are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of, and the continued uncertainty in, the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; and the effect of competition on pricing.

COST OF GOODS SOLD

Total cost of goods sold was $141.3 million in 2005, which represented a decrease of 9.9%, or $15.5 million, from 2004. Of this decrease, $11.8 million was due to lower sales volume and $3.7 million was due to lower average costs per gallon, primarily due to improved manufacturing yields partially offset by higher fixed costs.

Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials that we use in many of our CMP slurries. In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers. We purchase fumed silica under a fumed silica supply agreement with Cabot Corporation, which provides for the cost of fumed silica to increase approximately 4% over the initial six-year term of the agreement, and in some circumstances is subject to certain inflation adjustments and shared cost savings adjustments resulting from our joint efforts. This agreement runs through December 2009, and will automatically renew unless either party gives certain notice of non-renewal. We purchase fumed alumina primarily under a fumed alumina supply agreement with Cabot Corporation that runs through December 2006, and may be renewed at our option for another five-year term. The fumed alumina supply agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, its capital costs for an agreed upon capacity expansion, an agreed upon rate of return on investment and incentive payments if they produce above a threshold level of fumed alumina per year that meets our specifications.

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties. Future arrangements may result in costs which are different from those in the existing agreements. In addition, rising energy costs may also impact the cost of raw materials, packaging and freight costs. We also expect to continue to invest in our operations excellence initiative to improve product quality, reduce variability and improve product yields in our manufacturing process.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.8% in 2005 as compared to 49.3% in 2004. The 1.5 percentage point decrease in gross profit margin resulted primarily from selected price reductions and lower utilization of our manufacturing capacity due to the lower level of sales, partially offset by a higher valued product mix. We continue to experience competition and pricing pressure, but expect to be able to continue to achieve productivity improvements in our manufacturing operations through ongoing execution of our operations excellence initiative. Therefore, we expect our gross profit as a percentage of revenue for fiscal 2006 to be in the range of 48%, plus or minus 2%.

RESEARCH AND DEVELOPMENT

Total research and development expenses were $43.0 million in 2005, which represented a decrease of 2.3% or $1.0 million, from 2004. The decrease is primarily related to $1.1 million in lower expenses for clean room materials and laboratory supplies, $0.8 million in lower technical service and analysis fees and $0.5 million in lower facilities costs. These decreases were partially offset by $0.6 million in higher depreciation expense related to equipment purchased in 2004 for our CMP polishing and metrology clean room in Aurora, Illinois, and $0.4 million in higher staffing costs. Our research and development efforts are focused on four main areas: development and formulation of new and enhanced CMP slurry and pad products; research related to fundamental technology such as advanced chemistry and particle technology; process development to support rapid and effective commercialization of new products; and evaluation of new polishing applications outside of the semiconductor and data storage industries, such as our engineered surface finishes initiative.

We expect that the opening of our new Asia Pacific technology center will result in increased research and development expense in fiscal 2006, which we intend to partially offset over time by decreased costs in our Aurora facility as we transition certain research and development capabilities to Asia.

SELLING AND MARKETING

Selling and marketing expenses were $17.0 million in 2005, which represented an increase of 4.7%, or $0.8 million, over 2004. The increase resulted primarily from higher staffing costs of $0.9 million and higher facility costs of $0.5 million. These increases were partially offset by decreased consulting fees of $0.4 million and lower product sample costs of $0.4 million. In furtherance of one of our key strategic initiatives of getting closer to our customers, we announced our decision to begin selling directly to customers in Taiwan, effective April 2006, rather than through a distributor. Therefore we expect our selling and marketing expenses to increase slightly in fiscal 2006.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $25.2 million in 2005, which represented an increase of 12.6%, or $2.8 million, from 2004.  The increase resulted primarily from $1.7 million in higher staffing costs and $1.0 million of increased professional fees primarily related to meeting the requirements of Sarbanes-Oxley Section 404.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles was $0.3 million in 2005 and 2004.

OTHER INCOME, NET

Other income was $2.7 million in 2005, compared to $0.1 million in 2004. The increase in other income is primarily due to $2.0 million greater interest income from higher interest rates and our larger balance of cash and short-term investments, as well as a $0.7 million increase in foreign exchange gains.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 30.2% in 2005 and 33.1% in 2004. The decrease in the effective tax rate was primarily due to higher tax-exempt interest income and the increased effect of extraterritorial income tax credits related to export sales from North America. We expect our effective tax rate in fiscal 2006 to be approximately 31.2%.

NET INCOME

Net income was $32.5 million in 2005, which represented a decrease of 30.5%, or $14.3 million, from 2004 as a result of the factors discussed above.

YEAR ENDED SEPTEMBER 30, 2004 VERSUS YEAR ENDED SEPTEMBER 30, 2003

REVENUE

Revenue was $309.4 million in 2004, which represented a 23.0%, or $57.8 million, increase from 2003. Of this increase, $56.7 million was due to an increase in sales volume and $1.1 million was due to an increase in weighted average selling price resulting from both a higher valued product mix and favorable foreign exchange rate changes, which more than offset selective price reductions that were granted to certain customers. Revenue for fiscal 2004 would have been $4.7 million lower had the average exchange rates for the Japanese Yen and Euro during the period held constant with the prior year’s average rates.  Also, in June 2003, we began selling directly to customers in Europe, Singapore and Malaysia rather than through a distributor. During the transition to selling directly to customers, we experienced an adverse revenue impact of $3.7 million during the third quarter of fiscal 2003 as we discontinued sales to our distributor while it drew down its inventory of our products.

COST OF GOODS SOLD

Total cost of goods sold was $156.8 million in 2004, which represented an increase of 26.2%, or $32.5 million, from 2003. Of this increase, $27.3 million was due to higher sales volume. An additional $8.1 million was due to higher average costs per gallon resulting from increased fixed manufacturing costs, higher costs from lower yields in our manufacturing operations associated with meeting our customers’ more stringent product quality requirements, as well as transition costs associated with the termination of a polishing pad distribution agreement. These increases were partially offset by the absence of $2.9 million of expense incurred in fiscal 2003 related to a raw material supply agreement for a polishing pad technology that was previously under development but is no longer being pursued.

GROSS PROFIT

Our gross profit as a percentage of revenue was 49.3% in 2004 as compared to 50.6% in 2003. The 1.3% decrease in gross profit expressed as a percentage of revenue resulted primarily from increased costs from lower yields in our manufacturing operations associated with meeting customer requirements for higher product quality.

RESEARCH AND DEVELOPMENT

Total research and development expenses were $44.0 million in 2004, which represented an increase of 6.0% or $2.5 million, from 2003. Research and development expense increased primarily due to $2.4 million in higher staffing costs, $1.2 million in higher depreciation expense related to the purchase of equipment for our CMP polishing and metrology clean room in Aurora, Illinois, and $0.5 million in higher technical service fees. These increases were partially offset by a decrease in laboratory supplies of $2.1 million.

SELLING AND MARKETING

Selling and marketing expenses were $16.2 million in 2004, which represented an increase of 44.6%, or $5.0 million, over 2003. The increase resulted primarily from higher staffing costs of $2.7 million, increased office expenses of $0.6 million, higher travel costs of $0.6 million, increased consulting fees of $0.5 million and $0.3 million in employee separation costs. The higher selling and marketing expenses resulted from our increased customer support initiatives including our transition in June 2003 to selling direct to customers in Europe, Singapore and Malaysia, rather than through a distributor. Increases in selling and marketing expenses also resulted from the transition to a Global Business Team structure to provide a single point of accountability for each major product area.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $22.4 million in 2004, which represented an increase of 22.6%, or $4.1 million, from 2003.  The increase resulted primarily from $2.5 million in higher staffing costs, $0.5 million of increased professional fees, $0.3 million due to higher insurance premiums and $0.2 million in employee separation costs.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles was $0.3 million in 2004 and 2003.

OTHER INCOME (EXPENSE), NET

Other income was $0.1 million in 2004, compared to being negligible in 2003. The increase in other income was primarily due to higher interest income and lower interest expense, offset by increased foreign exchange losses.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $48.0 million in 2005, $64.2 million in 2004 and $47.6 million in 2003. Our cash provided by operating activities in 2005 originated from net income from operations of $32.5 million and noncash items of $20.9 million, which were partially offset by a net change in working capital of $5.4 million.

In 2005 cash flows used in investing activities were $35.7 million. Purchases of property, plant and equipment, primarily for the construction of our Asia Pacific technology center and manufacturing projects, were made with $21.1 million in cash and $8.2 million in accrued liabilities. In addition, $12.6 million was used for net purchases of short-term auction rate securities and $1.9 million was used for the final payment for our acquisition of a minority equity ownership interest in NanoProducts Corporation. In 2004 cash flows used in investing activities were $126.8 million, of which $114.0 million was used for net purchases of auction rate securities, which were previously presented as cash and cash equivalents (see Note 2 to the consolidated financial statements). In addition, $11.0 million was used for capital spending, including purchases of land in Geino, Japan, manufacturing equipment and research and development equipment. Finally, we invested $1.8 million as partial payment for a minority equity ownership interest in NanoProducts Corporation. In 2003 cash flows used in investing activities were $14.5 million, primarily due to $16.4 million in purchases of manufacturing equipment, and a 300 mm polishing tool and metrology tools to support increased polishing capacity in our clean room in Aurora, Illinois. These capital expenditures were partially offset by $1.9 million in cash received from the sale of assets, of which $1.8 million related to the January 2003 sale of our distribution center and land in Ansung, South Korea. We estimate that our total capital expenditures in fiscal 2006 will be approximately $20.0 million.

In 2005 cash flows used in financing activities were $10.9 million, primarily as a result of $17.0 million in repurchases of common stock under our share repurchase program and $0.9 million in principal payments under capital lease obligations. These outflows were partially offset by the issuance of common stock of $7.0 million from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. In 2004 cash flows used in financing activities of $5.4 million were also largely a result of repurchases of $8.0 million of common stock under our share repurchase program and $0.8 million in principal payments under capital lease obligations. These outflows were partially offset by the issuance of common stock of $3.4 million from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. In 2003 cash flows from financing activities of $8.5 million resulted from the issuance of common stock of $12.8 million for the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. These cash inflows were partially offset by a $3.5 million loan repayment, which is described below, and principal payments of $0.7 million made under capital lease obligations.

In July 2004 we announced that our Board of Directors had authorized a share repurchase program for up to $25.0 million of our outstanding common stock and we completed the program during the fourth quarter of fiscal 2005. Shares were repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We funded share repurchases from our existing cash balance. The plan was primarily intended to diminish earnings dilution from the issuance of stock from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. In October 2005 we announced that our Board of Directors authorized a new share repurchase program for up to $40.0 million of our outstanding common stock, under terms and conditions similar to those of the July 2004 share repurchase program. The program may be suspended or terminated at any time, at the Company’s discretion. We view the program as an effective means by which to return cash to shareholders.

In February 2003, we prepaid the entire $3.5 million unsecured term loan that had been funded on the basis of the Illinois State Treasurer’s Economic Program. The loan had been due in April 2005 and had incurred interest at an annual rate of 4.68%. No gain or loss was recognized with respect to the prepayment. As a result of this prepayment, we have no outstanding long-term debt.

On November 24, 2003, we terminated and replaced our existing unsecured revolving credit and term loan with an amended and restated unsecured revolving credit facility of $50.0 million with an option to increase the facility by up to $30.0 million. Under this agreement, which terminates in November 2006 but can be renewed for two one-year terms, interest accrues on any outstanding balance at either the institution’s base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants. We have exercised the first renewal option to extend the currently scheduled termination date by one year to November 24, 2007.

We believe that cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, including merger and acquisition activities, and share repurchases for the foreseeable future. However, we plan to expand our business and continue to improve our technology and, to do so, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2005 and 2004, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	4-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$6.6	$1.2	$2.1	$2.3	$1.0
Operating leases	1.3	0.6	0.7	0.0	0.0
Purchase obligations	39.4	28.5	7.3	3.2	0.4
Other long-term liabilities	1.7	0.0	0.0	0.0	1.7
Total contractual obligations	$49.0	$30.3	$10.1	$5.5	$3.1

CAPITAL LEASE OBLIGATIONS

In December 2001 we entered into a fumed alumina supply agreement with Cabot Corporation under which we agreed to pay Cabot Corporation for the expansion of a fumed alumina manufacturing facility in Tuscola, Illinois. The payments for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments resulted in an initial $9.8 million lease obligation and related leased asset. The agreement has an initial five-year term, which expires in 2006, but we can choose to renew the agreement for another five-year term, which expires in 2011. We also can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five-year term.

OPERATING LEASES

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years and may be renewed by us.

PURCHASE OBLIGATIONS

We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase at least 90% of our six-month volume forecast and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. We also operate under the fumed alumina supply agreement with Cabot Corporation, described above in Capital Lease Obligations, under which we are obligated to pay certain fixed, capital and variable costs. Purchase obligations include $19.0 million of contractual commitments for fumed silica and fumed alumina under these contracts calculated based on the fumed alumina agreement running through December 2011.

We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum annual services and to invest approximately $0.2 million per year in capital improvements or other expenditures to maintain capacity at the manufacturer’s dispersion facility. The initial term of the agreement expired in October 2004, and in November 2004 was renewed for another year under similar terms and conditions. The contract continues to have automatic one-year renewals, and contains a 90-day cancellation clause executable by either party. Purchase obligations related to this agreement are $3.0 million, which includes a termination payment if the agreement is not renewed.

In October 2005, we opened our new Asia Pacific technology center located adjacent to our existing manufacturing facility in Geino, Japan. The new 20,000-square-foot facility includes a clean room and provides polishing, metrology and product development capabilities. Purchase obligations related to this capital expansion are $7.0 million, which include remaining construction payments and equipment purchases.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities include $1.0 million for pension liabilities and $0.7 million for deferred compensation obligations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR BUSINESS

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN CMP CONSUMPTION

Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership of materials consumed in their manufacturing processes, including CMP slurries. We expect these technological changes and advances, and this drive toward lower costs, to continue in the future. Emerging technologies in the semiconductor industry, such as electrochemical mechanical planarization (eCMP), as well as our customers’ efforts to reduce consumption of CMP slurries, could render our products less important to the IC device manufacturing process.

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS

Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in CMP slurries sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations. In fiscal 2005, our five largest customers accounted for approximately 53% of our revenue, with Marketech, our largest customer and also our distributor in Taiwan and China, accounting for approximately 35% of our revenue. In fiscal 2004, our five largest customers accounted for approximately 55% of our revenue, with Marketech, our largest customer, accounting for approximately 32% of our revenue. In August 2005 we announced the modification of our distribution agreement with Marketech, such that we will sell our products directly to customers in Taiwan beginning April 2006. Marketech will continue to distribute our products in China.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR EXISTING OR FUTURE COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from current CMP slurry manufacturers or new entrants to the CMP slurry market could seriously harm our business and results of operations. Competition has increased from other existing providers of CMP slurries and opportunities exist for other companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. Increased competition has and may continue to impact the prices we are able to charge for our slurry products as well as our overall business. In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

BECAUSE WE HAVE LIMITED EXPERIENCE IN BUSINESS AREAS OUTSIDE OF CMP SLURRIES, EXPANSION OF OUR BUSINESS INTO NEW PRODUCTS AND APPLICATIONS MAY NOT BE SUCCESSFUL

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our CMP business from slurries into polishing pads. Additionally, under our engineered surface finishes initiative we are translating our core technical expertise in CMP technology for the semiconductor industry, with which we modify surfaces at an atomic level, into a range of demanding surface modifications and polishing applications in other industries where shaping, enabling and enhancing the performance of surfaces is as critical to success as it is in the semiconductor industry. Expanding our business into new product areas involves technologies and production processes in which we have limited experience, and we may not be able to develop and produce products that satisfy our customers’ needs or we may be unable to keep pace with technological or other developments. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

Our business would suffer from any problem or interruption in our supply of the key raw materials we use in our CMP slurries, including fumed alumina and fumed silica. For example, we operate under a fumed silica supply agreement and fumed alumina supply agreements with Cabot Corporation. Under these agreements, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica. We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed metal oxides, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by our customers. In addition, contractual amendments to the existing agreements with, or non-performance by our suppliers could adversely affect us as well.

Also, if we change the supplier or type of key raw materials, such as fumed metal oxides we use to make our existing CMP slurries or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries for their manufacturing processes and products. The requalification process could take a significant amount of time to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP slurries to these customers.

WE ARE SUBJECT TO SOME RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States. For fiscal 2005, approximately 78% of our revenue was generated by sales to customers outside of the United States. For fiscal 2004, approximately 75% of our revenue was generated by sales to customers outside of the United States. We encounter risks in doing business in certain foreign countries, including but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

WE MAY PURSUE ACQUISITIONS AND STRATEGIC ALLIANCES WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in companies, either through acquisitions, investments or alliances, in order to supplement our internal development efforts. Acquisitions and investments involve numerous risks, including the following: difficulties in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; potential difficulties in entering markets in which we have limited direct prior experience and where competitors in such markets have stronger market positions; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

Further, we may never realize the perceived or anticipated benefits of a business combination. Future acquisitions by us could have negative effects on our results of operations, such as contingent liabilities and amortization charges related to intangible assets. Investments and acquisitions of high technology and development stage companies are inherently risky because these businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by current economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. For example, our revenue in the first three quarters of fiscal 2005 was adversely affected in part by a semiconductor industry downturn, which we believe was partially driven by a reduction in wafer starts by some semiconductor manufacturers to reduce excess inventories of certain semiconductor devices. As we enter into fiscal 2006 we are cautiously encouraged by what we believe are indicators of improving business trends, however there are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of, and the continued uncertainty in, the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; and the effect of competition on pricing.

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

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements by, and changes in market evaluations of, us or participants in the semiconductor and related industries; changes in business or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; and trading volume of our common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations. Our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and, to a lesser extent, the British Pound and the Euro. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. However, we may be unable to hedge these exposures completely. Approximately 14% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of September 30, 2005, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CABOT MICROELECTRONICS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Cabot Microelectronics Corporation:

We have completed an integrated audit of Cabot Microelectronics Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
December 7, 2005

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2005	2004	2003

Revenue	$270,484	$309,433	$251,665

Cost of goods sold	141,282	156,805	124,269

Gross profit	129,202	152,628	127,396

Operating expenses:
Research and development	43,010	44,003	41,516
Selling and marketing	16,989	16,225	11,221
General and administrative	25,172	22,351	18,225
Amortization of intangibles	255	340	340
Total operating expenses	85,426	82,919	71,302

Operating income	43,776	69,709	56,094

Other income (expense), net	2,747	139	(27)
Income before income taxes	46,523	69,848	56,067
Provision for income taxes	14,050	23,120	18,334

Net income	$32,473	$46,728	$37,733

Basic earnings per share	$1.32	$1.89	$1.55

Weighted average basic shares outstanding	24,563	24,750	24,401

Diluted earnings per share	$1.32	$1.88	$1.53

Weighted average diluted shares outstanding	24,612	24,882	24,665

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$44,436	$43,308
Short-term investments	126,605	114,010
Accounts receivable, less allowance for doubtful accounts of $470 at September 30, 2005 and $598 at September 30, 2004	36,759	41,347
Inventories	28,797	24,474
Prepaid expenses and other current assets	5,970	3,264
Deferred income taxes	3,240	3,278
Total current assets	245,807	229,681

Property, plant and equipment, net	135,784	127,794
Goodwill	1,373	1,373
Other intangible assets, net	--	350
Other long-term assets	3,799	4,093
Total assets	$386,763	$363,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,236	$13,080
Capital lease obligations	1,170	1,272
Accrued expenses, income taxes payable and other current liabilities	24,216	18,023
Total current liabilities	35,622	32,375

Capital lease obligations	5,436	6,385
Deferred income taxes	4,967	7,374
Deferred compensation and other long-term liabilities	1,654	1,535
Total liabilities	47,679	47,669

Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,198,809 shares at September 30, 2005 and 24,855,495 shares at September 30, 2004	24	25
Capital in excess of par value of common stock	145,011	136,259
Retained earnings	218,059	185,586
Accumulated other comprehensive income	1,160	1,905
Unearned compensation	(171)	(153)
Treasury stock at cost, 774,020 shares at September 30, 2005 and 241,865 shares at September 30, 2004	(24,999)	(8,000)
Total stockholders’ equity	339,084	315,622

Total liabilities and stockholders’ equity	$386,763	$363,291

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
Cash flows from operating activities:	2005	2004	2003

Net income	$32,473	$46,728	$37,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,072	17,611	15,732
Loss on equity investment	330	73	-
Noncash compensation expense and non-employee stock options	312	67	(13)
Provision for doubtful accounts	(65)	44	121
Stock option income tax benefits	1,288	967	4,822
Deferred income taxes	(2,417)	1,119	4,447
Unrealized foreign exchange (gain)/loss	1,079	(3)	(1,535)
Raw material supply obligation	-	-	1,959
Loss on disposal of property, plant and equipment	363	58	50
Impairment of property, plant and equipment	657	-	-
Other	299	(471)	198
Changes in operating assets and liabilities:
Accounts receivable	3,967	(3,210)	(10,855)
Inventories	(4,760)	(326)	(693)
Prepaid expenses and other assets	(2,824)	(308)	(378)
Accounts payable, accrued liabilities and other current liabilities	(2,847)	567	(324)
Income taxes payable, deferred compensation and other noncurrent liabilities	1,035	1,294	(3,680)
Net cash provided by operating activities	47,962	64,210	47,584

Cash flows from investing activities:
Additions to property, plant and equipment	(21,137)	(10,968)	(16,396)
Proceeds from the sale of property, plant and equipment	6	15	1,861
Purchases of equity investments	(1,930)	(1,820)	-
Purchases of short-term investments	(141,570)	(184,040)	-
Proceeds from the sale of short-term investments	128,975	70,030	-
Net cash used in investing activities	(35,656)	(126,783)	(14,535)

Cash flows from financing activities:
Prepayments of long-term debt	-	-	(3,500)
Repurchases of common stock	(16,999)	(8,000)	-
Net proceeds from issuance of stock	6,983	3,385	12,761
Principal payments under capital lease obligations	(869)	(815)	(742)
Net cash provided by (used in) financing activities	(10,885)	(5,430)	8,519

Effect of exchange rate changes on cash	(293)	(7)	145
Increase (decrease) in cash	1,128	(68,010)	41,713
Cash and cash equivalents at beginning of year	43,308	111,318	69,605
Cash and cash equivalents at end of year	$44,436	$43,308	$111,318
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,014	$19,554	$14,420
Cash paid for interest	$596	$688	$882
Supplemental disclosure of noncash investing and financing activities:
Accrued purchases of property, plant and equipment	$8,204	$-	$-
Issuance of restricted stock	$125	$25	$275
Assets acquired under capital leases (Note 9)	$-	$-	$114

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock, $0.001 Par Value	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Unearned Compensation	Treasury Stock	Total

Balance at September 30, 2002	24	114,116	101,125	(1,688)		(71)	-	213,506

Exercise of stock options	1	11,556						11,557
Tax benefit on stock options exercised		4,822						4,822
Amortization of unearned compensation on restricted stock						18		18
Issuance of Cabot Microelectronics restricted stock under employee compensation plans		265				(199)		66
Issuance of Cabot Microelectronics restricted stock under deposit share plan		30				(10)		20
Forfeiture of Cabot Microelectronics restricted stock		(89)				89		-
Reverse amortization related to restricted stock forfeited						(37)		(37)
Issuance of stock options to non-Cabot Microelectronics employees		6						6
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,207						1,207
Net income			37,733		$37,733
Net unrealized gain on derivative intruments				34	34
Foreign currency translation adjustment				2,841	2,841
Total comprehensive income					$40,608			40,608

Balance at September 30, 2003	25	131,913	138,858	1,187		(210)	-	271,773

Exercise of stock options		2,232						2,232
Tax benefit on stock options exercised		967						967
Amortization of unearned compensation on restricted stock						76		76
Issuance of Cabot Microelectronics restricted stock under deposit share plan		75				(25)		50
Forfeiture of Cabot Microelectronics restricted stock		(15)				15		-
Reverse amortization related to restricted stock forfeited						(9)		(9)
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,087						1,087
Purchase of treasury stock, at cost							(8,000)	(8,000)
Net income			46,728		$46,728
Net unrealized loss on derivative intruments				(10)	(10)
Foreign currency translation adjustment				728	728
Total comprehensive income					$47,446			47,446

Balance at September 30, 2004	$25	$136,259	$185,586	$1,905		$(153)	$(8,000)	$315,622

Exercise of stock options		5,655						5,655
Tax benefit on stock options exercised		1,288						1,288
Amortization of unearned compensation on restricted stock						106		106
Issuance of Cabot Microelectronics restricted stock under deposit share plan		376				(125)		251
Forfeiture of Cabot Microelectronics restricted stock		(5)				5		-
Reverse amortization related to restricted stock forfeited						(4)		(4)
Issuance of Cabot Microelectronics stock under directors' deferred compensation plan		374						374
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,064						1,064
Purchase of treasury stock, at cost	(1)						(16,999)	(17,000)
Net income			32,473		$32,473
Net unrealized gain on derivative intruments				35	35
Foreign currency translation adjustment				(780)	(780)
Total comprehensive income					$31,728			31,728

Balance at September 30, 2005	$24	$145,011	$218,059	$1,160		$(171)	$(24,999)	$339,084

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.	BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') is the leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. In this polishing process CMP slurries and pads are used to level, smooth and remove excess material from the surfaces of these layers, while leaving minimal residue or defects on the surface. CMP slurries are liquid solutions generally composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level. CMP pads are engineered polymeric materials designed to distribute and transport the slurry to the surface of the wafer and distribute it evenly across the wafer. CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers continue to shrink the size of these devices and to improve their performance.

The audited consolidated financial statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America. We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries. Certain reclassifications of prior fiscal year amounts have been made to conform with the current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All significant intercompany transactions and balances between the companies have been eliminated.

USE OF ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include, but are not limited to, those estimates related to bad debt expense, warranty obligations, inventory valuation, assets impairments, share-based compensation, income taxes and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual results may differ from these estimates under different assumptions or conditions.

During our second quarter of fiscal 2005 we decreased the expected useful life of certain long-lived assets that we expected to no longer use after September 2005. The decrease in expected useful life was a result of management’s approval of a plan to consolidate slurry manufacturing from a smaller, legacy plant in Aurora, Illinois to our newer, larger and more efficient production facilities. We plan to redeploy this legacy plant for other uses. The change in estimate was recorded prospectively and resulted in a charge to net income of $562 (net of tax), or $0.02 per share, for the fiscal year ended September 30, 2005.

Notes to Consolidated Financial Statements
continued

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider investments in all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Short-term investments include securities generally having maturities of 90 days to one year. As of September 30, 2005 we held approximately $126,605 of short-term investments which consisted of auction rate securities classified as available-for-sale securities. Our investment in these securities is recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 28 days, and despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, there were no cumulative gross unrealized holding gains (losses) or gross realized gain (losses) from these short-term investments, and all income generated from these short-term investments was recorded as interest income.

REVISED PRESENTATION OF AUCTION RATE SECURITIES

During our second quarter of fiscal 2005 we concluded that our investments in auction rate securities should be presented on our Consolidated Balance Sheet as short-term investments. Previously, such investments had been presented as cash and cash equivalents. Accordingly, we have revised the presentation to report these securities as short-term investments as of September 30, 2005 and 2004, and made corresponding adjustments to the Consolidated Statements of Cash Flows for the year ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. We did not make any revised presentation or adjustment for fiscal 2003 as we did not begin investing in auction rate securities until 2004. The changes in presentation do not affect our previously reported Consolidated Statements of Income, total current assets, total assets or cash flows from operations.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. Our allowance for doubtful accounts includes both a general reserve based on historical experience and an additional reserve for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial condition. Account balances are recorded against the allowance when we believe that it is probable that the receivable will not be recovered.

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

The portion of revenue from customers who represented more than 10% of revenue were as follows:

	Year Ended September 30,

	2005	2004	2003

Marketech	35%	32%	28%
Intel	3%	9%	15%

     Marketech is our distributor in Taiwan and China.

The two customers above accounted for 14.6% and 30.6% of net accounts receivable at September 30, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements
continued

FAIR VALUES OF FINANCIAL INSTRUMENTS

The recorded amounts of cash, accounts receivable and accounts payable approximate their fair values.

INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. We regularly review and write down the value of inventory for estimated obsolescence or unmarketability. An inventory reserve is maintained based upon a historical percentage of actual inventory written off applied against inventory at the end of the period, plus an additional amount for known conditions and circumstances.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is generally based on the following estimated useful lives of the assets using the straight-line method:

Buildings	15-25 years
Machinery and equipment	3-10 years
Furniture and fixtures	5-10 years
Information systems	3-5 years
Assets under capital leases	Term of lease or estimated useful life

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized and depreciated over the remaining useful lives. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Costs related to internal use software are capitalized in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

IMPAIRMENT OF LONG-LIVED ASSETS

Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. Asset recoverability is assessed by comparing the projected undiscounted cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but their useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful life. In fiscal 2005, we recorded $657 in impairment expense primarily related to certain pieces of equipment that became obsolete before the end of the assets’ estimated useful life. Of this amount, $444, $112 and $101 is included in cost of goods sold, selling and marketing expense and research and development expense, respectively.

Notes to Consolidated Financial Statements
continued

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 2001 we adopted FASB Statement No. 141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangible Assets", and goodwill and other intangible assets with indefinite useful lives are no longer amortized. Purchased intangible assets with finite lives were amortized over their estimated useful lives. Goodwill is tested annually or more frequently if indicators of potential impairment exist, using a fair-value-based approach. We determined that goodwill and other intangible assets were not impaired as of September 30, 2005.

EQUITY INVESTMENT IN NANOPRODUCTS CORPORATION

In July 2004 we entered into a strategic alliance with NanoProducts Corporation and acquired a minority interest in the company of 13.1% in exchange for an investment of $3,750. Although we do not own 20% or more of NanoProducts, we have concluded that we have the ability to significantly influence NanoProducts’ operating and financial policies. Therefore, in accordance with Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”, we account for our investment using the equity method of accounting, which requires us to record earnings and losses of NanoProducts in proportion to our share of ownership.

We evaluate annually or more frequently if indicators of potential impairment exist, the estimated fair value of our equity investment to determine if an other-than-temporary impairment in the value of our investment has taken place. No write down was recorded in fiscal 2005.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product return rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold.

FOREIGN CURRENCY TRANSLATION

Our operating activities in Europe and Asia are primarily denominated in local currency. Accordingly, all assets and liabilities of these operations are translated using exchange rates in effect at the end of the year, and revenue and costs are translated using weighted average exchange rates for the year. The related translation adjustments are reported in comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are recorded in the statements of income for all periods presented. Foreign exchange gains and losses were a gain of $359, a loss of $337 and a gain of $146 for fiscal 2005, 2004 and 2003, respectively.

FOREIGN EXCHANGE MANAGEMENT

We transact business in various foreign currencies, primarily the Japanese Yen, British Pound and the Euro. Our exposure to foreign currency exchange risks has not been significant because most of our sales are denominated in U.S. dollars. Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. These foreign exchange contracts do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, as amended by FASB Statement No. 149, “Amendment of Statement 133 on Instruments and Hedging Activities”. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain foreign currency balance sheet exposures are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses are intended to partially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. We do not currently use derivative financial instruments for trading or speculative purposes.

Notes to Consolidated Financial Statements
continued

INTERCOMPANY LOAN ACCOUNTING

We maintain intercompany loan agreements with our wholly-owned subsidiary, Nihon Cabot Microelectronics K.K. (“the K.K.”), under which we provided funds to the K.K. to finance the purchase of certain assets from our former Japanese branch at the time of the establishment of this subsidiary, for the purchase of land adjacent to our Geino, Japan facility, and for the construction of our Asia Pacific technology center, all of which are part of the K.K. Since settlement of the note is expected in the foreseeable future, and our subsidiary has been consistently making timely payments on the loan, the loan is considered a foreign-currency transaction under FASB Statement No. 52, “Foreign Currency Translation". Therefore the associated foreign exchange gains and losses are recognized in earnings rather than being deferred in the cumulative translation account in other comprehensive income. For additional information regarding our accounting for derivatives, see Note 10 to consolidated financial statements.

PURCHASE COMMITMENTS

We have entered into unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers. We review our agreements and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.

REVENUE RECOGNITION

Revenue is recognized when title to the products is transferred to the customer, which usually occurs upon shipment, but depends on the terms and conditions of the particular customer arrangement, provided acceptance and collectibility are reasonably assured. A provision for the estimated warranty cost is recorded at the time revenue is recognized based on our historical experience.

SHIPPING AND HANDLING

Costs related to shipping and handling are included in cost of goods sold.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and consist primarily of staffing costs, materials and supplies, depreciation, utilities and other facilities costs.

INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year. Deferred income taxes are determined based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Provisions are made for the U.S. and any non-U.S. deferred income tax liability or benefit.

STOCK-BASED COMPENSATION

In December 2004 the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under SFAS 123R, the pro forma disclosure alternative permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148) is no longer allowable. We will adopt SFAS 123R in the first quarter of fiscal 2006; however, until then, and as currently permitted by SFAS 123 and SFAS 148, we continue to apply the accounting provisions of Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, with regard to the measurement of compensation cost for options granted under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (the “Plan”) and shares issued under our Employee Stock Purchase Plan.

Notes to Consolidated Financial Statements
continued

In fiscal 2005, 2004 and 2003 no compensation expense was recorded with respect to stock options granted as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no compensation expense was recorded for purchases under our Employee Stock Purchase Plan in accordance with APB 25. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

	Year Ended September 30,
	2005	2004	2003

Net income, as reported	$32,473	$46,728	$37,733

Deduct: total stock-based compensation expense determined under the fair value method, net of tax	(37,032)	(18,150)	(18,177)
Pro forma net income (loss)	$(4,559)	$28,578	$19,556

Earnings (loss) per share:

Basic - as reported	$1.32	$1.89	$1.55
Basic - pro forma	$(0.19)	$1.15	$0.80

Diluted - as reported	$1.32	$1.88	$1.53
Diluted - pro forma	$(0.19)	$1.15	$0.79

For the year ended September 30, 2004, we revised stock-based compensation expense determined under the fair value method, net of tax, to reverse compensation expense on actual stock option forfeitures related to the departure of certain executives in fiscal 2004. Such revised amounts reflect the application of the effects of updated forfeiture assumptions that we concluded are correctly reflected in fiscal 2004 rather than in fiscal 2005. The previously reported data for 2004 were as follows: total stock-based compensation expense determined under the fair value method, net of tax, was $21,899, pro forma net income was $24,829, pro forma basic net income per share was $1.00, and pro forma diluted net income per share was $1.00.

On September 27, 2004, to address certain issues arising pursuant to the revision of SFAS 123 (at the time proposed) and as permitted by the Plan, the Compensation Committee of our Board of Directors accelerated to September 1, 2005, the vesting of those stock options granted to employees, officers and directors under the Plan prior to September 27, 2004 that had an option price equal to or greater than the fair market value of the shares of the Company on September 27, 2004 ($34.65), through amendment made and effective as of September 27, 2004 to the grant agreements for such stock options. Approximately 1.3 million options had option prices greater than $34.65 (“out-of-the-money options”), and therefore were subject to the acceleration provision, and as a result became exercisable as of September 1, 2005. Since the revision to SFAS 123 requires us to recognize share-based compensation expense in our income statement for all unvested options as of October 1, 2005, including those options that are out-of-the-money, the Compensation Committee decided to accelerate the vesting of these approximately 1.3 million options in order to mitigate the associated future share-based compensation expense. The Compensation Committee chose to delay the accelerated vesting of these options to September 1, 2005 to preserve, until such time, the employee retention benefit of these stock options.

The increase in pro forma stock-based compensation expense for the year ended September 30, 2005 is primarily attributable to accelerated vesting of the 1.3 million options. The costs presented in the preceding table may not be representative of the total effects on reported income for future years. Factors that may impact future years include any changes to our historical approaches to long-term incentives and determining fair value, as well as the attribution of the awards to the service period, the vesting period of stock options, the term of stock option awards, timing of additional grants of stock option awards and number of options granted for future awards.

Notes to Consolidated Financial Statements
continued

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and the pro forma disclosure alternative permitted under SFAS 123 and SFAS 148 is no longer allowable under SFAS 123R. We will adopt SFAS 123R effective October 2005 using the modified prospective method, and we believe the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We intend to continue to use the Black-Scholes model to approximate grant date fair value, and we expect to recognize approximately $10,000 of pre-tax share-based compensation expense for full fiscal 2006, assuming we apply our historical approaches to paying long-term incentives and determining fair value. Other factors may also impact future share-based compensation expense including the attribution of the awards to the service period, the vesting period of stock options, the timing and number of additional grants of stock option awards, fluctuations in and volatility of our stock price, expected term of the grants, expected risk-free rate of interest and estimated forfeiture rates.

In May 2005 the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. Our consolidated financial position, results of operations or cash flows will only be impacted by SFAS 154 if we implement a voluntary change in accounting principle or correct accounting errors in future periods.

In March 2005 the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which is effective for fiscal years ending after December 15, 2005 and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004 the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153), as part of its short-term international convergence project with the International Accounting Standards Board (IASB). Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements
continued

In November 2004 the FASB issued FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151), which adopts wording from the IASB’s IAS 2, “Inventories”, in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial position, results of operations or cash flows.

3.	INVENTORIES

Inventories consisted of the following:

	September 30,
	2005	2004

Raw materials	$17,923	$14,639
Work in process	562	1,048
Finished goods	10,312	8,787
Total	$28,797	$24,474

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2005	2004

Land	$16,623	$16,858
Buildings	61,321	56,361
Machinery and equipment	93,114	81,115
Furniture and fixtures	4,757	4,805
Information systems	11,354	10,927
Capital leases	9,890	11,884
Construction in progress	14,642	4,647
Total property, plant and equipment	211,701	186,597
Less: accumulated depreciation and amortization of assets under capital leases	(75,917)	(58,803)
Net property, plant and equipment	$135,784	$127,794

Depreciation expense, including amortization of assets recorded under capital leases, was $18,817, $17,271 and $15,392 for the years ended September 30, 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements
continued

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,373 as of September 30, 2005, was unchanged from our fiscal year ended September 30, 2004.

The components of other intangible assets are as follows:

	September 30, 2005		September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trade secrets and know-how	$2,550	$2,550	$2,550	$2,360
Distribution rights, customer lists and other	1,000	1,000	1,095	935

Total other intangible assets	$3,550	$3,550	$3,645	$3,295

Amortization expense of intangible assets was $255 and $340 for fiscal 2005 and 2004, respectively. Estimated future amortization expense is $0.

6.	OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	September 30,
	2005	2004

Investment in equity method investee	$3,347	$3,677
Other long-term assets	452	416
Total	$3,799	$4,093

In July 2004 we entered into a strategic alliance with NanoProducts Corporation, a privately-held company specializing in the development and manufacture of nanoscale particles and related nanotechnology products. Under this arrangement, we are collaborating with NanoProducts to develop nanoscale particles for use in future generation CMP slurries, and other fine finish polishing applications. We made an initial investment of $3,750 in exchange for 1,630,435 shares of common stock of NanoProducts Corporation, which represents an ownership interest of 13.1%. We have concluded that we have the ability to significantly influence NanoProducts’ operating and financial policies; therefore, we account for our investment using the equity method of accounting, which requires us to record earnings and losses of NanoProducts in proportion to our share of ownership. Our investment in NanoProducts has been reduced by $330 for our share of net losses incurred by NanoProducts in the twelve months ended September 30, 2005, and had been previously reduced by $73 for our share of net losses from July 2004 through September 2004.

Notes to Consolidated Financial Statements
continued

7.	ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes and other current liabilities consisted of the following:

	September 30,
	2005	2004

Accrued compensation	$9,569	$10,254
Raw materials accrual	1,939	1,656
Warranty accrual	1,426	952
Due to equity method investee	-	1,930
Fixed asset accrual	8,204	70
Income taxes payable	1,290	522
Other	1,788	2,639
Total	$24,216	$18,023

8.	LONG-TERM DEBT AND REVOLVING CREDIT FACILITY

In February 2003, we prepaid the entire $3,500 unsecured term loan that had been funded on the basis of the Illinois State Treasurer’s Economic Program which had been due in April 2005 and had incurred interest at an annual rate of 4.68%. No gain or loss was recognized with respect to the prepayment. As a result of this prepayment, we have no outstanding long-term debt.

On November 24, 2003, we terminated and replaced our existing unsecured revolving credit and term loan with an amended and restated unsecured revolving credit facility of $50,000 with an option to increase the facility by up to $30,000. Under this agreement, which terminates in November 2006 but can be renewed for two one-year terms, interest accrues on any outstanding balance at either the institution’s base rate or the eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants. We have exercised the first renewal option to extend the currently scheduled termination date by one year to November 24, 2007.

9.	CAPITAL LEASE OBLIGATIONS

In December 2001 we entered into a fumed alumina supply agreement with Cabot Corporation under which we agreed to pay Cabot Corporation for the expansion of a fumed alumina manufacturing facility in Tuscola, Illinois. The payments for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments resulted in an initial $9,776 lease obligation and related leased asset. The agreement has an initial five-year term, which expires in 2006, but we can choose to renew the agreement for another five-year term, which expires in 2011. We also can choose not to renew the agreement subject to certain terms and conditions and the payment of certain costs, after the initial five-year term.

In January 2002 we entered into a CMP tool and polishing consumables transfer agreement with a third party under which we agreed to transfer polishing consumables to them in return for a CMP polishing tool. The polishing tool has been treated as a capital lease for accounting purposes and is valued based on the aggregate fair market value of the polishing consumables, which resulted in an initial $1,994 lease obligation. We obtained ownership of the CMP polishing tool upon completion of the agreement in December 2004.

Notes to Consolidated Financial Statements
continued

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

During fiscal 2004 we entered into a cash flow hedge to cover commitments involving the purchase of land in Geino, Japan, which resulted in a reduction to comprehensive income of $45. Since the related asset designated under this cash flow hedge was land, which is not depreciated, we will reclassify losses associated with this cash flow hedge into earnings if and when the land is sold.

At September 30, 2005 we had one forward foreign exchange contract selling Japanese Yen related to an intercompany note with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

11.	DEFERRED COMPENSATION

The Directors’ Deferred Compensation Plan became effective in March 2001 and applies only to our non-employee directors. In June 2003, this plan was amended to require that payment of deferred amounts be made only in the form of Cabot Microelectronics common shares. Amounts deferred under the plan were $675 and $750 as of September 30, 2005 and 2004, respectively. We do not currently maintain a deferred compensation plan for employees other than our Cabot Microelectronics Corporation 401(k) Plan, which is a qualified plan, and our Supplemental Employee Retirement Plan discussed in Note 12 to the consolidated financial statements.

12.	SAVINGS PLANS

Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the “401(k) Plan”), which is a defined contribution plan, covering all eligible employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan. Participants may make elective contributions up to 60% of their eligible compensation. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The 401(k) Plan provides for matching and fixed nonelective contributions by the Company. Under the 401(k) Plan, the Company will match 100% of the first 4% of the participant’s eligible compensation and 50% of the next two percent of the participant’s eligible compensation that is contributed, subject to limitations required by government regulations. Under the 401(k) Plan, all employees, even those who do not contribute to the 401(k) Plan, will receive a contribution by the Company in an amount equal to 4% of eligible compensation, and thus are participants in the 401(k) Plan. Participants are 100% vested in all Company contributions. The Company’s expense for the defined contribution plan totaled $2,907, $2,696 and $2,924 for the periods ended September 30, 2005, 2004 and 2003, respectively.

Effective in May 2000, we adopted the Cabot Microelectronics Corporation Supplemental Employee Retirement Plan (SERP) covering all eligible employees as defined by the SERP. Under the SERP, the Company contributes up to 4% of these individuals’ eligible compensation. The purpose of the SERP is to provide for the deferral of the Company contribution to certain highly compensated employees as defined under the provision of the Employee Retirement Income Security Act (ERISA) of 1974. All amounts contributed by the Company and earnings on these contributions are fully vested at all times. The Company’s expense for the SERP was de minimis for periods ending September 30, 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements
continued

13.	EMPLOYEE STOCK PURCHASE PLAN

In March 2000, Cabot Microelectronics adopted an Employee Stock Purchase Plan (ESPP) and authorized up to 475,000 shares of common stock to be purchased under the plan. The ESPP allows all full and certain part-time employees of Cabot Microelectronics and its subsidiaries to purchase shares of our common stock through payroll deductions. Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase in any six-month offering period, and certain other criteria. The shares are purchased at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. A total of 42,879, 32,740 and 32,132 shares were issued under the ESPP during fiscal 2005, 2004 and 2003, respectively.

14.	EQUITY INCENTIVE PLAN

In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (individually, or together, the “Plan”), which amended our Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, for the primary purpose of increasing the number of our common shares reserved for issuance under the Plan from 6,500,000 shares to 9,500,000 shares. The approved increase was intended to provide enough shares to give the company ongoing flexibility to attract, retain and reward our employees, directors, consultants and advisors. The amended Plan includes certain other material changes, such as the allowance of restricted stock unit awards under the Plan and an increase in the number of shares of restricted stock available for issuance from 875,000 shares to 1,900,000 shares in aggregate of restricted stock or restricted stock units. The Plan allows for the granting of four types of equity incentive awards: restricted stock, restricted stock units, stock options, and substitute awards. Substitute awards are those awards that, in connection with an acquisition by us, may be granted to employees, directors, consultants or advisors of the acquired company, in substitution for equity incentives held by them in the seller or the acquired company. No substitute awards have been granted to date. According to the Plan, all employees, directors, consultants and advisors of the Company and its subsidiaries are eligible for awards under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors.

RESTRICTED STOCK

Under the Plan, employees and non-employees may be granted shares of restricted stock or restricted stock units at the discretion of the Compensation Committee. In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered. Generally, under our award agreements to date for restricted stock, of which there have been few, restrictions have lapsed over a two-year period with one-third becoming unrestricted immediately at the date of grant and the remaining restrictions lapsing over a two-year period. Holders of restricted stock have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions. In no event shall the Company issue more than 1,900,000 shares in aggregate of restricted stock or restricted stock units under the Plan. Restricted shares under the Plan may also be purchased and placed “on deposit” by executive officers pursuant to the 2001 Deposit Share Plan. Shares purchased under this Deposit Share Plan receive a 50% match in restricted shares, which vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares. Compensation expense related to our restricted stock grants and deposit share purchases was $106, $76, and $18 for fiscal 2005, 2004 and 2003, respectively.

STOCK OPTIONS

Under the Plan, employees and non-employees may be granted incentive stock options (ISO) to purchase common stock at not less than the fair value on the date of grant, and non-qualified stock options (NQSO), as determined by the Compensation Committee and set forth in an applicable Award Agreement. The Plan provides that the term of the option may be as long as ten years. Options granted during fiscal 2005, 2004 and 2003 provided for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the grant date. No more than 1,750,000 ISO shares may be issued under the Plan, and none have been granted to date.

Notes to Consolidated Financial Statements
continued

The following tables relate to stock options outstanding as of September 30, 2005:

	Stock Options	Weighted Average Exercise Price

Outstanding at September 30, 2002	2,818,764	$48.64
Granted	918,500	50.38
Exercised	(426,488)	27.09
Canceled	(168,570)	59.28
Outstanding at September 30, 2003	3,142,206	51.50
Granted	1,165,200	48.75
Exercised	(104,307)	21.40
Canceled	(583,704)	56.67
Outstanding at September 30, 2004	3,619,395	50.66
Granted	1,178,200	37.03
Exercised	(282,764)	20.00
Canceled	(333,302)	50.66
Outstanding at September 30, 2005	4,181,529	$48.84

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$27.95-$37.78	1,246,600	9.1	$36.63	66,250	$33.50
$38.24-$49.80	1,354,044	6.6	48.49	1,339,544	48.59
$51.37-$55.37	904,535	6.4	52.64	904,535	52.64
$64.66-$67.07	676,350	2.1	66.99	676,350	66.99
	4,181,529		$48.84	2,986,679	$53.65

The fair value of our stock-based awards to employees under SFAS 123 was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP
	2005	2004	2003	2005	2004	2003

Expected term (in years)	5	5	5.5		.5	.5
Expected volatility	67%	71%	76%	30%	58%	45%
Risk-free rate of return	3.8%	3.3%	3.0%	3.25%	2.0%	1.0%

Notes to Consolidated Financial Statements
continued

The weighted-average fair value of employee stock options granted during fiscal 2005, 2004 and 2003 was $22.30, $29.60 and $31.92 per share, respectively.

For additional information regarding pro forma stock-based compensation expense, see Note 2 to the consolidated financial statements.

15.	OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Year Ended September 30,
	2005	2004	2003

Interest income	$3,438	$1,405	$960
Interest expense	(619)	(743)	(962)
Other income (expense)	(72)	(523)	(25)
Total other income/(expense), net	$2,747	$139	$(27)

16.	STOCKHOLDERS’ EQUITY

COMMON STOCK

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of Cabot Microelectronics’ stockholders. Common stockholders are entitled to receive ratably the dividends, if any, as may be declared by the Board of Directors. Upon liquidation, dissolution or winding up of Cabot Microelectronics, the common stockholders will be entitled to share, pro ratably, in the distribution of assets available after satisfaction of all liabilities and liquidation preferences of preferred stockholders, if any. The number of authorized shares of common stock is 200,000,000 shares.

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

SHARE REPURCHASES

In the fourth quarter of fiscal 2005, we completed our $25,000 share repurchase program, which was announced in July 2004. During fiscal 2005, we repurchased 532,155 shares of common stock at a cost of $16,999. In October 2005 we announced that our Board of Directors authorized a new share repurchase program for up to $40,000 of our outstanding common stock. Shares will be repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We intend to continue funding share repurchases from our existing cash balance. We view the program as an effective means by which to return cash to shareholders. The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion. For additional information on share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Notes to Consolidated Financial Statements
continued

17.	INCOME TAXES

Income before income taxes was as follows:

	Year Ended September 30,
	2005	2004	2003

Domestic	$42,333	$63,707	$50,969
Foreign	4,190	6,141	5,098
Total	$46,523	$69,848	$56,067

Taxes on income consisted of the following:

	Year Ended September 30,
	2005	2004	2003
U.S. federal and state:
Current	$13,220	$19,564	$12,106
Deferred	(1,353)	649	3,810
Total	$11,867	$20,213	$15,916

Foreign:
Current	$2,529	$2,790	$2,821
Deferred	(346)	117	(403)
Total	2,183	2,907	2,418
Total U.S. and foreign	$14,050	$23,120	$18,334

The provision for income taxes at our effective tax rate differed from the provision for income taxes at the statutory rate as follows:

	Year Ended September 30,
	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
U.S. benefits from research and experimentation activities	(1.2)	(1.2)	(2.9)
State taxes, net of federal effect	0.7	1.1	1.1
U.S. benefits from foreign sales	(2.1)	(1.4)	(0.7)
Tax exempt interest income	(2.4)	-	-
Other, net	0.2	(0.4)	0.2
Provision for income taxes	30.2%	33.1%	32.7%

Notes to Consolidated Financial Statements
continued

Significant components of deferred income taxes were as follows:

	September 30,
	2005	2004
Deferred tax assets:
Employee benefits	$1,318	$1,678
Inventory	1,884	1,717
Depreciation and amortization	128	248
Product warranty	543	377
Bad debt reserve	164	209
State and local taxes	93	130
Other, net	330	128
Total deferred tax assets	$4,460	$4,487

Deferred tax liabilities:
Depreciation and amortization	$5,118	$6,913
Translation adjustment	539	1,065
State and local taxes	133	235
Other, net	396	370
Total deferred tax liabilities	$6,186	$8,583

18.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We periodically become subject to legal proceedings in the ordinary course of business. We are not currently involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations, or cash flows.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements increased during fiscal 2005 as follows:

Balance as of September 30, 2004	$952
Additions charged to expense	687
Deductions	(213)
Balance as of September 30, 2005	$1,426

INDEMNIFICATION DISCLOSURE

In the normal course of business, we are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Generally, these obligations arise in the context of agreements entered into by us, under which we customarily agree to hold the other party harmless against losses arising from items such as a breach of certain representations and covenants including title to assets sold, certain intellectual property rights and certain environmental matters. These terms are common in the industry in which we conduct business. In each of these circumstances, payment by us is subject to certain monetary and other limitations and is conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular agreement, which typically allow us to challenge the other party’s claims.

Notes to Consolidated Financial Statements
continued

We evaluate estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and as of September 30, 2005, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

LEASE COMMITMENTS

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, most of which expire within ten years and may be renewed by us. Rent expense under such arrangements during fiscal 2005, 2004 and 2003 totaled $637, $624 and $579, respectively.

Future minimum rental commitments under noncancelable leases as of September 30, 2005 are as follows:

Fiscal Year	Operating	Capital

2006	$624	$1,705
2007	378	1,369
2008	242	1,365
2009	81	1,344
2010	41	1,344
Thereafter		1,008
	$1,366	8,135
Amount related to interest		(1,529)
Capital lease obligation		$6,606

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.

We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase at least 90% of our six-month volume forecast and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. We also operate under a fumed alumina supply agreement with Cabot Corporation, under which we are obligated to pay certain fixed, capital and variable costs. Purchase obligations include $18,965 of contractual commitments for fumed silica and fumed alumina under these contracts calculated based on the fumed alumina agreement running through December 2011.

Notes to Consolidated Financial Statements
continued

We have an agreement with a toll manufacturer pursuant to which the manufacturer performs certain agreed-upon dispersion services. We have agreed to purchase minimum annual services and to invest approximately $150 per year in capital improvements or other expenditures to maintain capacity at the manufacturer’s dispersion facility. The initial term of the agreement expired in October 2004, and in November 2004 was renewed for another year under similar terms and conditions. The contract continues to have automatic one-year renewals, and contains a 90-day cancellation clause executable by either party. Purchase obligations related to this agreement are $2,986, which includes a termination payment if the agreement is not renewed.

In October 2005, we opened our Asia Pacific technology center located adjacent to our existing manufacturing facility in Geino, Japan. The new 20,000-square-foot facility includes a clean room and provides polishing, metrology and product development capabilities. As of September 30, 2005 we had $7,042 in purchase obligations related to this new facility, including remaining construction payments and equipment purchases.

19.	EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128 “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

	Year Ended September 30,
	2005	2004	2003
	(In thousands, except for share and per share amounts)
Numerator:
Income available to common shares	$32,473	$46,728	$37,733

Denominator:
Weighted average common shares	24,562,581	24,749,531	24,400,533
(Denominator for basic calculation)
Weighted average effect of dilutive securities:
Stock-based compensation	49,881	132,909	264,071
Diluted weighted average common shares	24,612,462	24,882,440	24,664,604
(Denominator for diluted calculation)

Earnings per share:
Basic	$1.32	$1.89	$1.55
Diluted	$1.32	$1.88	$1.53

For the twelve months ended September 30, 2005, 2004, and 2003, approximately 3.8 million, 3.0 million and 1.6 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

Notes to Consolidated Financial Statements
continued

20.	FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries.

Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped. Financial information by geographic area was as follows:

	September 30,
	2005	2004	2003
Revenue:
United States	$60,089	$78,093	$79,845
Europe	24,341	30,984	24,592
Asia	186,054	200,356	147,228
Total	$270,484	$309,433	$251,665
Property, plant and equipment, net:
United States	$87,378	$94,802	$102,771
Europe	2,021	2,308	2,248
Asia	46,385	30,684	28,676
Total	$135,784	$127,794	$133,695

Revenue from Taiwan and Japan each accounted for more than ten percent of our total revenue. Our revenue from customers in Taiwan totaled $77,373, $86,283 and $63,812 for fiscal 2005, 2004 and 2003, respectively. Our revenue from customers in Japan totaled $38,605, $44,872 and $40,295 for fiscal 2005, 2004 and 2003, respectively.

More than ten percent of our net property, plant and equipment is located in Japan, having a net book value of $44,333, $30,243 and $28,091 at September 30, 2005, 2004 and 2003, respectively.

21.	SUBSEQUENT EVENTS

On October 6, 2005, we purchased the assets of Surface Finishes Co., Inc., a privately-held company established in 1949 which specializes in precision machining techniques at the sub-nanometer level, as well as related real property from a related trust. The total purchase price, subject to certain terms and conditions, is approximately $2,300. This acquisition is designed to accelerate our engineered surface finishes initiative, by which we seek to leverage our expertise in CMP formulation and polishing techniques for the semiconductor industry to address other demanding polishing applications where shaping, enabling and enhancing the performance of surfaces is critical.

On October 27, 2005, we announced that our Board of Directors authorized a new share repurchase program for up to $40,000 of our outstanding common stock. For additional information regarding the share repurchase program, see Note 16 to the consolidated financial statements.

SELECTED QUARTERLY OPERATING RESULTS

The following table presents our unaudited financial information for the eight quarters ended September 30, 2005. This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. The results for any quarter are not necessarily indicative of results for any future period.

CABOT MICROELECTRONICS CORPORATION
SELECTED QUARTERLY OPERATING RESULTS
(Unaudited and in thousands, except per share amounts)

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2005	2005	2005	2004	2004	2004	2004	2003

Revenue	$73,861	$65,037	$64,502	$67,084	$82,714	$76,925	$73,515	$76,279
Cost of goods sold	39,234	33,843	34,733	33,472	42,498	37,915	37,366	39,026

Gross profit	34,627	31,194	29,769	33,612	40,216	39,010	36,149	37,253

Operating expenses:
Research and development	12,147	10,462	10,857	9,544	10,979	11,158	11,143	10,723
Selling and marketing	4,863	3,938	4,012	4,176	3,844	4,235	4,363	3,783
General and administrative	7,029	6,106	6,457	5,580	5,819	5,659	5,749	5,124
Amortization of intangibles	-	85	85	85	85	85	85	85
Total operating expenses	24,039	20,591	21,411	19,385	20,727	21,137	21,340	19,715

Operating income	10,588	10,603	8,358	14,227	19,489	17,873	14,809	17,538
Other income (expense), net	833	969	458	487	117	72	(86)	36

Income before income taxes	11,421	11,572	8,816	14,714	19,606	17,945	14,723	17,574
Provision for income taxes	3,169	3,234	2,762	4,885	6,439	5,699	5,006	5,976

Net income	$8,252	$8,338	$6,054	$9,829	$13,167	$12,246	$9,717	$11,598

Basic earnings per share	$0.34	$0.34	$0.25	$0.40	$0.53	$0.49	$0.39	$0.47

Weighted average basic shares outstanding	24,459	24,609	24,642	24,638	24,689	24,818	24,785	24,733

Diluted earnings per share	$0.34	$0.34	$0.25	$0.40	$0.53	$0.49	$0.39	$0.46

Weighted average diluted shares outstanding	24,460	24,610	24,685	24,721	24,783	24,912	24,926	24,994

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our allowance for doubtful accounts:

Allowance For Doubtful Accounts	Balance At Beginning Of Year	Additions (Deductions) Charged To Expenses	Deductions	Balance At End Of Year

Year ended:
September 30, 2005	$598	$(65)	$(63)	$470
September 30, 2004	585	44	(31)	598
September 30, 2003	667	50	(132)	585

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Charges to expenses and deductions, shown below, represent the net change required to maintain an appropriate reserve. Prior years have been revised to conform with current year presentation.

Warranty Reserves	Balance At Beginning Of Year	Additions Charged To Expenses	Deductions	Balance At End Of Year

Year ended:
September 30, 2005	$952	$687	$(213)	$1,426
September 30, 2004	836	747	(631)	952
September 30, 2003	858	510	(532)	836

MANAGEMENT RESPONSIBILITY

The accompanying consolidated financial statements were prepared by the Company in conformity with accounting principles generally accepted in the United States of America. The Company’s management is responsible for the integrity of these statements and of the data, estimates and judgments that underlie them.

The Company’s management establishes and maintains a system of internal accounting controls designed to provide reasonable assurance that its assets are safeguarded from loss or unauthorized use, that transactions are properly authorized and recorded, and that financial records can be relied upon for the preparation of the consolidated financial statements. This system includes written policies and procedures, a Code of Business Conduct and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is monitored and evaluated on an ongoing basis by management in conjunction with its internal audit function.

The Company’s management assesses the effectiveness of its internal control over financial reporting on an annual basis. In making this assessment, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management acknowledges, however, that all internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance with respect to financial statement preparation and presentation.

In addition, the Company’s independent registered public accounting firm conducts an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting and issues an attestation report on the adequacy of management’s assessment. They evaluate the Company’s internal control over financial reporting and perform such tests and other procedures as they deem necessary to reach and express an opinion on the fairness of the financial statements.

In addition, the Audit Committee of the Board of Directors provides general oversight responsibility for the financial statements. Composed entirely of Directors who are independent and not employees of the Company, the Committee meets periodically with the Company’s management, internal auditors and the independent auditors to review the quality of financial reporting and internal controls, as well as results of the auditing efforts. The internal auditors and independent registered public accounting firm have full and direct access to the Audit Committee, with and without management present.

/s/ William P. Noglows

William P. Noglows
Chief Executive Officer

/s/ William S. Johnson

William S. Johnson
Chief Financial Officer

/s/ Thomas S. Roman

Thomas S. Roman
Principal Accounting Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as of September 30, 2005. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the company is made known to senior management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our senior management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. While we believe the present design of our disclosure controls and procedures is effective to make known to our senior management in a timely fashion all material information concerning our business, we intend to continue to improve the design and effectiveness of our disclosure controls and procedures to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the company’s assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the company’s internal control over financial reporting was effective as of September 30, 2005. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited this assessment of the effectiveness of the company’s internal control over financial reporting as of September 30, 2005, as stated in their report which is included at the beginning of Item 8 of Part II of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS
The company’s management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee and identification of an audit committee financial expert is incorporated by reference from the information contained in the sections captioned "Election of Directors" and “Board Structure and Compensation” in Cabot Microelectronics’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2006 (the "Proxy Statement”). In addition, for information with respect to the executive officers of Cabot Microelectronics, see "Executive Officers" at the end of Part I of this Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

Shown below is information as of September 30, 2005 with respect to the shares of common stock that may be issued under Cabot Microelectronics’ existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,187,599	$48.84	4,184,301	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	4,187,599	$48.84	4,184,301

(1)	Includes 261,211 shares available for future issuance under our Employee Stock Purchase Plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned “Fees of Independent Auditors and Audit Committee Report” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Financial Statements and Financial Statement Schedule are included in Item 8 herein:

1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2005, 2004 and 2003
Consolidated Balance Sheets at September 30, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2005, 2004 and 2003
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule II - Valuation and Qualifying Accounts

3.	Exhibits - The following exhibits are filed as part of , or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number	Description

3.2 (1)	Amended and Restated By-Laws of Cabot Microelectronics Corporation.
3.3 (1)	Form of Amended and Restated Certificate of Incorporation of Cabot Microelectronics Corporation.
3.4 (2)	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.
4.1 (2)	Form of Cabot Microelectronics Corporation Common Stock Certificate.
4.2 (3)	Rights Agreement.
4.3 (4)	Amendment to Rights Agreement.
10.1 (11)	Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan.*
10.2 (14)	Form of Cabot Microelectronics Corporation Second Amended and Restated 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (directors).*
10.3 (14)	Form of Cabot Microelectronics Corporation Second Amended and Restated 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).*
10.15 (7)	Cabot Microelectronics Corporation Employee Stock Purchase Plan, as amended.*
10.22 (8)	Cabot Microelectronics Corporation 401(k) Plan, as amended.*
10.23 (5)	Form of Change in Control Severance Protection Agreement.**
10.28 (9)	Directors’ Deferred Compensation Plan, as amended.*
10.29 (10)
Amended and Restated Credit Agreement dated November 24, 2003 among Cabot Microelectronics Corporation, Various Financial Institutions and LaSalle Bank National Association, as Administrative Agent, and National City Bank of Michigan/Illinois, as Syndication Agent.

10.30 (6)	Form of Deposit Share Agreement.***
10.31 (6)	Amendment No. 1 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.32 (6)	Fumed Alumina Supply Agreement.+
10.33 (7)	Adoption Agreement, as amended, of Cabot Microelectronics Corporation Supplemental Employee Retirement Plan.*
10.34	Code of Business Conduct.
10.36 (10)	Directors’ Cash Compensation Umbrella Program.*

10.37 (12)	Employment and Transition Agreement dated November 3, 2003.*
10.38 (12)	Employment Offer Letter dated November 2, 2003.*
10.39 (12)	Employment Offer Letter dated November 17, 2003.*
10.40 (13)	Amendment No. 2 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.
10.41 (13)	Amendment No. 3 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.
10.42 (13)	Fumed Silica Supply Agreement.+
10.43 (13)	General Release, Waiver and Covenant Not to Sue.*
10.44 (15)	Amendment as of January 17, 2005 to Four Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002, March 11, 2003 and March 9, 2004, respectively.*
10.45 (15)	Amendment as of January 29, 2005 to Three Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002 and March 11, 2003, respectively.*
10.46 (15)	Non-Employee Directors’ Compensation Summary as of March, 2005.*
21.1	Subsidiaries of Cabot Microelectronics Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on March 27, 2000.

(2) Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 3, 2000.

(3) Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 4, 2000.

(4) Filed as an exhibit to, and incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2000.

(5) Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on December 28, 2000.

(6) Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2002.

(7) Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2002.

(8) Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2003.

(9) Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003.

(10) Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on December 10, 2003.

(11) Filed as Appendix B, and incorporated by reference from the Registrant’s Definitive Proxy Statement filed with the Commission on January 23, 2004.

(12) Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2004.

(13) Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2004.

(14) Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on December 8, 2004.

(15) Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2005.

* Management contract, or compensatory plan or arrangement.
** Substantially similar change in control severance protection agreements have been entered into with William P. Noglows, H. Carol Bernstein, Victoria J. Brush, Jean Pol Delrue, Julie A. Hensel, William S. Johnson, Daniel J. Pike, Thomas S. Roman, Stephen R. Smith, Clifford L. Spiro, Adam F. Weisman and Daniel S. Wobby, with differences only in the amount of payments and benefits to be received by such persons.
*** Substantially similar deposit share agreements have been entered into with H. Carol Bernstein, Victoria J. Brush, William S. Johnson, William P. Noglows, Clifford L. Spiro and Daniel S. Wobby with differences only in the amount of initial deposit made and deposit shares purchased by such persons.

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CABOT MICROELECTRONICS CORPORATION

Date: December 7, 2005	/s/ WILLIAM P. NOGLOWS
William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Principal Executive Officer]

Date: December 7, 2005	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President, Chief Financial Officer and Treasurer
[Principal Financial Officer]

Date: December 7, 2005	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 7, 2005	/s/ WILLIAM P. NOGLOWS
William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Director]

Date: December 7, 2005	/s/ ROBERT J. BIRGENEAU*
Robert J. Birgeneau
[Director]

Date: December 7, 2005	/s/ JOHN P. FRAZEE, JR.*
John P. Frazee, Jr.
[Director]

Date: December 7, 2005	/s/ H. LAURANCE FULLER*
H. Laurance Fuller
[Director]

Date: December 7, 2005	/s/ EDWARD J. MOONEY*
Edward J. Mooney
[Director]

Date: December 7, 2005	/s/ STEVEN V. WILKINSON*
Steven V. Wilkinson
[Director]

Date: December 7, 2005	/s/ ALBERT Y. C. YU*
Albert Y. C. Yu
[Director]

*	by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934.