Form 10-Q
period 2005-12-31
CABOT MICROELECTRONICS CORP
filed 2006-02-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

As of January 31, 2006 the Company had 24,324,616 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)
	Three Months Ended
	December 31,
	2005	2004

Revenue	$81,488	$67,084

Cost of goods sold *	43,051	33,472

Gross profit	38,437	33,612

Operating expenses:
Research and development *	11,659	9,544
Selling and marketing *	5,026	4,176
General and administrative *	8,410	5,580
Amortization of intangibles	4	85
Total operating expenses	25,099	19,385

Operating income	13,338	14,227

Other income, net	716	487
Income before income taxes	14,054	14,714
Provision for income taxes *	4,483	4,885

Net income	$9,571	$9,829

Basic earnings per share	$0.39	$0.40

Weighted average basic shares outstanding	24,363	24,638

Diluted earnings per share	$0.39	$0.40

Weighted average diluted shares outstanding	24,363	24,721

* Includes the following amounts related to share-based compensation expense:
Cost of goods sold	$150	$-
Research and development	233	-
Selling and marketing	245	-
General and administrative	1,762	-
Provision for income taxes	(762)	-
Total share-based compensation expense, net of tax	$1,628	$--
The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)
	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$52,290	$44,436
Short-term investments	126,420	126,605
Accounts receivable, less allowance for doubtful accounts of $534 at
December 31, 2005 and $470 at September 30, 2005	42,486	36,759
Inventories	24,460	28,797
Prepaid expenses and other current assets	4,485	5,970
Deferred income taxes	3,125	3,240
Total current assets	253,266	245,807

Property, plant and equipment, net	134,044	135,784
Goodwill	2,068	1,373
Other long-term assets	3,331	3,799
Total assets	$392,709	$386,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,565	$10,236
Capital lease obligations	1,190	1,170
Accrued expenses, income taxes payable and other current liabilities	18,667	24,216
Total current liabilities	36,422	35,622

Capital lease obligations	5,188	5,436
Deferred income taxes	4,056	4,967
Deferred compensation and other long-term liabilities	1,716	1,654
Total liabilities	47,382	47,679

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,205,816 shares at December 31, 2005, and
25,198,809 shares at September 30, 2005	24	24
Capital in excess of par value of common stock	147,606	145,011
Retained earnings	227,630	218,059
Accumulated other comprehensive income (loss)	(726)	1,160
Unearned compensation	(210)	(171)
Treasury stock at cost, 907,774 shares at December 31, 2005,
and 774,020 shares at September 30, 2005	(28,997)	(24,999)
Total stockholders’ equity	345,327	339,084

Total liabilities and stockholders’ equity	$392,709	$386,763
The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)
	Three Months Ended December 31,

	2005	2004
Cash flows from operating activities:
Net income	$9,571	$9,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,832	4,519
Loss on equity investment	566	88
Share-based compensation expense	2,390	-
Stock option income tax benefits	-	1,051
Deferred income tax expense (benefit)	(840)	533
Unrealized foreign exchange (gain) loss	973	(1,612)
Other	54	281
Changes in operating assets and liabilities:
Accounts receivable	(6,392)	10,387
Inventories	3,872	(4,940)
Prepaid expenses and other assets	1,356	(890)
Accounts payable, accrued liabilities and other current liabilities	3,268	(2,282)
Income taxes payable, deferred compensation and other noncurrent liabilities	(34)	674
Net cash provided by operating activities	19,616	17,638

Cash flows from investing activities:
Additions to property, plant and equipment	(5,408)	(2,849)
Proceeds from the sale of property, plant and equipment	11	-
Acquisition of business	(2,282)	-
Purchases of equity investments	-	(1,930)
Purchases of short-term investments	(33,830)	(35,050)
Proceeds from the sale of short-term investments	34,110	22,445
Net cash used in investing activities	(7,399)	(17,384)

Cash flows from financing activities:
Repurchase of common stock	(3,998)	(3,732)
Net proceeds from issuance of stock	137	3,179
Principal payments under capital lease obligations	(227)	(210)
Net cash used in financing activities	(4,088)	(763)

Effect of exchange rate changes on cash	(275)	382
Increase (decrease) in cash	7,854	(127)
Cash and cash equivalents at beginning of period	44,436	43,308
Cash and cash equivalents at end of period	$52,290	$43,181

Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$6,233	$-
Issuance of restricted stock	68	125

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). We believe we are the world’s leading supplier of these slurries. CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. In this polishing process, CMP slurries and pads are used to level, smooth and remove excess material from the surfaces of these layers, while leaving minimal residue or defects on the surface. CMP slurries are liquid solutions generally composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level. CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will become increasingly important in the future as manufacturers continue to shrink the size of these devices and to improve their performance.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of December 31, 2005, cash flows for the three months ended December 31, 2005, and December 31, 2004, and results of operations for the three months ended December 31, 2005, and December 31, 2004. The results of operations for the three months ended December 31, 2005, may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP slurries.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.

2. REVISED PRESENTATION OF AUCTION RATE SECURITIES

During our second quarter of fiscal 2005, we concluded that our investments in auction rate securities should be presented on our Consolidated Balance Sheet as short-term investments. Previously, such investments had been presented as cash and cash equivalents. Accordingly, we have revised the presentation to report these securities as short-term investments as of December 31, 2004, and made corresponding adjustments to the Consolidated Statement of Cash Flows for the three months ended December 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The changes in presentation do not affect our previously reported Consolidated Statement of Income or our total current assets, total assets or cash flows from operations.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

3. SHARE-BASED COMPENSATION PLANS

EQUITY INCENTIVE PLAN

In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (the “Plan”), which authorized up to 9,500,000 shares of common stock to be granted thereunder. The Plan allows for the granting of four types of equity incentive awards: stock options, restricted stock, restricted stock units and substitute awards. According to the Plan, all employees, directors, consultants and advisors of the Company and its subsidiaries are eligible for awards under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors and is intended to provide enough shares to give the Company ongoing flexibility to attract, retain and reward our employees, directors, consultants and advisors.

Under the Plan, employees and non-employees may be granted incentive stock options (ISO) to purchase common stock at not less than the fair market value on the date of grant, and non-qualified stock options, as determined by the Compensation Committee and set forth in an applicable award agreement. The Plan provides that the term of the option may be as long as ten years. Non-qualified stock options granted to date during fiscal 2006 and 2005 provide for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the grant date. No more than 1,750,000 ISO shares may be issued under the Plan, and none have been granted to date.

Under the Plan, employees and non-employees may be granted shares of restricted stock or restricted stock units at the discretion of the Compensation Committee. In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered. Holders of restricted stock have all the rights of stockholders, including voting and dividend rights, subject to the restrictions of the award agreement. No more than 1,900,000 shares in aggregate of restricted stock or restricted stock units may be issued under the Plan and relatively few have been granted to date. Other than through our 2001 Deposit Share Plan, restrictions on grants of restricted stock have generally lapsed over a two-year period with one-third becoming unrestricted immediately at the date of grant and the remaining restrictions lapsing over a two-year period. Pursuant to the 2001 Deposit Share Plan, restricted shares under the Plan may be purchased and placed “on deposit” by executive officers. Shares purchased under this Deposit Share Plan receive a 50% match in restricted shares (“award shares”), which vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares. Compensation expense related to our restricted stock grants and deposit share plan award shares was $29 and $19 for the three months ended December 31, 2005 and 2004, respectively.

Under the Plan, substitute awards are those awards that, in connection with an acquisition by us, may be granted to employees, directors, consultants or advisors of the acquired company, in substitution for equity incentives held by them in the seller or the acquired company. No substitute awards have been granted to date.

On September 27, 2004, to address certain issues arising pursuant to the revision of Financial Accounting Standards Board (FASB) Statement No. 123 (at the time proposed) and as permitted by the Plan, the Compensation Committee of the Board of Directors accelerated to September 1, 2005, the vesting of those stock options granted to employees, officers and directors under the Plan prior to September 27, 2004, that had an option price equal to or greater than the fair market value of the shares of the Company on September 27, 2004 ($34.65), through amendment made and effective as of September 27, 2004, to the grant agreements for such stock options. Approximately 1.3 million options had option prices greater than $34.65 (“out-of-the-money” options), making them subject to the acceleration provision, and as a result became exercisable as of September 1, 2005. The acceleration enabled us to eliminate the recognition of share-based compensation expense associated with these out-of-the-money options in our consolidated financial statements upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) "Share Based Payment" (SFAS 123R) in October 2005. The Compensation Committee chose to delay the accelerated vesting of these options to September 1, 2005, to preserve, until such time, the employee retention benefit of these stock options.

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)
EMPLOYEE STOCK PURCHASE PLAN

In March 2000, Cabot Microelectronics adopted an Employee Stock Purchase Plan (ESPP) and authorized up to 475,000 shares of common stock to be purchased under the plan. The ESPP allows all full and certain part-time employees of Cabot Microelectronics and its subsidiaries to purchase shares of our common stock through payroll deductions. Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase in any six-month offering period, and certain other criteria. The shares are purchased at a price equal to 85% of the lower closing price at either the beginning or end of each semi-annual stock purchase period.

GENERAL STOCK OPTION INFORMATION

A summary of stock option activity under the Plan as of December 31, 2005, and changes during the period is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Term	(in thousands)

Outstanding at September 30, 2005	4,181,529	$48.84
Granted	909,090	30.47
Exercised	-	-
Forfeited or canceled	(490,701)	55.08
Outstanding at December 31, 2005	4,599,918	$44.55	7.7	$12
Exercisable at December 31, 2005	2,768,887	$51.83	6.5	$1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our first quarter of fiscal 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of our first quarter of fiscal 2006. The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was $0 and $2,900, respectively. The total cash received from options exercised during the three months ended December 31, 2005 and 2004, was $0 and $3,059, respectively. The actual tax benefit realized for the tax deductions from options exercised during the three months ended December 31, 2005 and 2004, was $0 and $1,073, respectively. Using the Black-Scholes option-pricing model (“Black-Scholes model”), the weighted-average fair value of stock options granted during the three months ended December 31, 2005 and 2004, was $17.77 and $22.79 per share, respectively.

A summary of the status of the nonvested stock options under the Plan as of December 31, 2005, and changes during the period is presented below:
		Weighted
		Average
	Stock	Grant Date
	Options	Fair Value
Nonvested at September 30, 2005	1,194,850	$22.19
Granted	909,090	17.77
Vested	(247,346)	22.80
Forfeited	(25,563)	22.40
Nonvested at December 31, 2005	1,831,031	$19.91

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

As of December 31, 2005, there was $30,256 of total unrecognized share-based compensation expense related to nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.

ACCOUNTING FOR SHARE-BASED COMPENSATION

In December 2004, the FASB issued SFAS 123R, which requires all share-based payments to employees and directors, including stock option grants and employee stock purchases, to be recognized in the income statement based on their fair values. SFAS 123R supersedes our previous accounting for share-based compensation under Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as allowed under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). Under SFAS 123R, the pro forma disclosure alternative permitted under SFAS 123 is no longer allowable. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) which provides further clarification on the implementation of SFAS 123R.

Effective October 1, 2005, we adopted SFAS 123R using the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the three months ended December 31, 2005, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based awards granted subsequent to September 30, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, we continue to use the Black-Scholes model to estimate grant date fair value. In addition, we continue to attribute share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate. Forfeitures were estimated based on historical experience.

In conjunction with the adoption of SFAS 123R, we applied the provisions of SAB 107 in developing our methodology to estimate our Black-Scholes model inputs. These inputs are highly subjective and include the option’s expected life and the price volatility of the underlying stock. Under SFAS 123R, we estimate expected volatility based on a combination of our stock’s historical volatility and the implied volatilities from actively traded options on our stock. Prior to the adoption of SFAS 123R, we estimated expected volatility based only on our stock’s historical volatility in accordance with SFAS 123 for purposes of our pro forma disclosure. We believe that implied volatility is more reflective of market conditions; however, due to the shorter length in term of the actively traded options on our stock, we believe it to be appropriate to use a blended assumption. In addition, we have updated our expected term assumption by adopting SAB 107’s simplified method, due to our limited amount of historical option exercise data. This method uses an average of the vesting and contractual terms.

The fair value of our share-based awards to employees under SFAS 123R during the three months ended December 31, 2005, was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options	ESPP

Expected term (in years)	6.25	0.50
Expected volatility	56%	30%
Risk-free rate of return	4.5%	3.25%

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The Black-Scholes model is primarily used in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. Because employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, our use of the Black-Scholes model for estimating the fair value of stock options may not provide an accurate measure. Although the value of stock options granted under the Plan is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, those values may not be indicative of the fair values observed in a willing buyer/willing seller market transaction.

The following table summarizes share-based compensation expense related to stock options granted and employee stock purchases, which was allocated as follows:
Three Months Ended
December 31, 2005
Cost of goods sold	$150
Research and development	233
Selling and marketing	245
General and administrative	1,762
Total share-based compensation expense	2,390
Provision for income taxes	762
Total share-based compensation expense, net of tax	$1,628

PRO FORMA INFORMATION UNDER SFAS 123 FOR PERIODS PRIOR TO FISCAL 2006

Prior to our adoption of SFAS 123R, we accounted for share-based payments using the intrinsic value method in accordance with APB 25, and related interpretations, as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no compensation expense had been recorded for purchases under our ESPP in accordance with APB 25. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, we would have reported the following results of operations:

Three Months Ended
December 31, 2004

Net income, as reported	$9,829

Deduct: total share-based compensation expense determined under the fair value method, net of tax	10,826

Pro forma net loss	$(997)

Earnings (loss) per share:

Basic - as reported	$0.40
Basic - pro forma	$(0.04)

Diluted - as reported	$0.40
Diluted - pro forma	$(0.04)

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

In the fourth quarter of fiscal 2005, we revised share-based compensation expense determined under the fair value method, net of tax, to reverse compensation expense on actual stock option forfeitures related to the departure of certain executives in fiscal 2004. Such revised amounts reflect the application of the effects of updated forfeiture assumptions that we concluded are correctly reflected in fiscal 2004 rather than in fiscal 2005. The previously reported data for the three months ended December 31, 2004, were as follows: total share-based compensation expense determined under the fair value method, net of tax, was $11,446, pro forma net loss was $1,617, pro forma basic net loss per share was $0.07, and pro forma diluted net loss per share was $0.07.

Pro-forma share-based compensation expense includes the effect of accelerated vesting in the prior year as described above. The costs presented in the preceding table may not be representative of the total effects on reported income for future years. Factors that may impact future years include, but are not limited to, changes to our historical approaches to long-term incentives, such as the timing and number of additional grants of stock option awards, the vesting period and contractual term of stock option awards and types of equity awards granted. Further, share-based compensation may be impacted by changes in the fair value of future awards through variables such as fluctuations in and volatility of our stock price, as well as changes in employee exercise behavior.

The fair value of our share-based awards to employees under SFAS 123 during fiscal 2005 was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options	ESPP

Expected term (in years)	5.0	0.50
Expected volatility	67%	30%
Risk-free rate of return	3.8%	3.25%

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding during the period increased to include the weighted average dilutive effect of “in-the-money” stock options using the treasury stock method.

	Three Months Ended
	December 31,
	2005	2004
Numerator:
Earnings available to common shares	$9,571	$9,829

Denominator:
Weighted average common shares	24,363,269	24,637,520
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation expense	-	83,112
Diluted weighted average common shares	24,363,269	24,720,632
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.39	$0.40

Diluted	$0.39	$0.40

Net income for the three months ended December 31, 2005, includes $1,628 of share-based compensation expense, net of tax. The effect of recording share-based compensation expense on basic and diluted earnings per share was $0.07 per share. There was no corresponding share-based compensation expense under SFAS 123 for the three months ended December 31, 2004, because we did not adopt the recognition provisions of SFAS 123. See Note 3 for additional information.

For the three months ended December 31, 2005 and 2004, approximately 3.9 million and 3.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

5. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended
	December 31,
	2005	2004

Net Income	$9,571	$9,829
Other comprehensive income:
Net unrealized gain on derivative
instruments	9	9
Foreign currency translation adjustment	(1,895)	3,642
Total comprehensive income	$7,685	$13,480

6. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended
	December 31,
	2005	2004

Interest income	$1,211	$653
Interest expense	(138)	(165)
Other income (expense)	(357)	(1)
Total other income, net	$716	$487

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

7. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2005	2005

Raw materials	$13,872	$17,923
Work in process	943	562
Finished goods	9,645	10,312
Total	$24,460	$28,797

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,068 and $1,373 as of December 31, 2005, and September 30, 2005, respectively. The $695 increase was related to our October 2005 purchase of the assets of Surface Finishes Co., Inc. See Note 10 for more information.

The components of intangible assets were as follows:

	December 31, 2005		September 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trade secrets and know-how	$2,550	$2,550	$2,550	$2,550
Distribution rights, customer lists and other	1,137	1,004	1,000	1,000
Total intangible assets	$3,687	$3,554	$3,550	$3,550

9. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31, 2005	September 30, 2005

Accrued compensation	$7,558	$9,569
Raw materials accrual	2,062	1,939
Warranty accrual	1,717	1,426
Fixed asset accrual	918	8,204
Income taxes payable	3,890	1,290
Other	2,522	1,788
Total	$18,667	$24,216

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

10. ACQUISITION

On October 6, 2005, we purchased substantially all of the assets and assumed certain liabilities of Surface Finishes Co., Inc., a privately held company that specializes in precision machining techniques at the sub-nanometer level, as well as associated real property from a related trust. This acquisition is intended to advance our engineered surface finishes initiative, by leveraging our expertise in CMP formulation and polishing techniques for the semiconductor industry to address other demanding polishing applications where shaping, enabling and enhancing the performance of surfaces is critical.

The total cash purchase price, subject to certain terms and conditions, was approximately $2,282, of which $1,450 was allocated to net tangible assets and $832 was allocated to intangible assets based on estimated fair values. The acquisition was accounted for as a purchase transaction with results of operations, which were not significant, included in the consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s results.

11. CONTINGENCIES

LEGAL PROCEEDINGS

We periodically become subject to legal proceedings in the ordinary course of business. We are not currently involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements increased during the first quarter of fiscal 2006 as follows:

Balance as of September 30, 2005	$1,426
Additions charged to expense	291
Deductions	-
Balance as of December 31, 2005	$1,717

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

INDEMNIFICATION DISCLOSURE

In the normal course of business, we are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Generally, these obligations arise in the context of agreements entered into by us, under which we customarily agree to hold the other party harmless against losses arising from items such as a breach of certain representations and covenants by us including title to assets sold, certain intellectual property rights and certain environmental matters. These terms are common in the industry in which we conduct business. In each of these circumstances, payment by us is subject to certain monetary and other limitations and is conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular agreement, which typically allow us to challenge the other party’s claims.

We evaluate estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and as of December 31, 2005, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

12. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the FASB issued Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). The EITF concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. Furthermore, when two transactions are considered a single arrangement, the assets exchanged should be accounted for at fair value. The EITF is effective for transactions completed in reporting periods beginning after March 15, 2006. We do not expect the adoption of EITF 04-13 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1 and 124-1). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The FSP applies to reporting periods beginning after December 15, 2005. We are currently evaluating the impact of FSP FAS 115-1 and 124-1 on our consolidated financial position, results of operations and cash flows.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding future sales and operating results, Company and industry growth and trends, growth of the markets in which the Company participates, international events, product performance, new product introductions, development of new products, technologies and markets, the acquisition of or investment in other entities, the construction of new facilities by the Company and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2005, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2006 OVERVIEW

We believe we are the world’s leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. We develop, produce and sell CMP slurries for polishing copper, tungsten and oxide in IC devices, and also for polishing magnetic heads and the coatings on disks in hard disk drives. In addition, we are developing CMP polishing pads, which are used in conjunction with slurries in the CMP process. Demand for our products is primarily based on the number of wafers, or “wafer starts”, of these advanced devices produced by semiconductor manufacturers.

Revenue for our first fiscal quarter was $81.5 million, which represents a 10.3% increase from the previous fiscal quarter and a 21.5% increase compared to the same quarter in our last fiscal year. Some industry experts appear to be cautiously optimistic about the near-term outlook for the semiconductor industry; however, there are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of, and the continued uncertainty in, the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; the effect of competition on pricing; and quarter to quarter changes in our revenue regardless of industry strength.

Gross profit expressed as a percentage of revenue for our first fiscal quarter was 47.2%, which represents an increase from the 46.9% reported for the previous fiscal quarter and a decrease from 50.1% for the same quarter in the last fiscal year. Compared to the previous quarter, the increase in gross margin as a percentage of revenue was primarily driven by higher utilization of manufacturing capacity on the higher level of sales and lower fixed manufacturing costs in certain areas. These benefits were partially offset by higher variable costs of goods sold, including costs of resolving a product quality issue identified with a certain product application. We currently continue to expect our gross margin as a percentage of revenue to be 48%, plus or minus 2%.

Diluted earnings per share for our first fiscal quarter was $0.39, which includes a $0.07 effect resulting from adopting FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on October 1, 2005, as discussed below. This represents an increase from the $0.34 per share reported in the previous quarter, primarily as a result of the increase in revenue described above, and a slight decrease from the $0.40 reported in the first quarter of fiscal 2005.

Index

   In October 2005, we acquired substantially all of the assets and certain liabilities of Surface Finishes Co., Inc., a privately held company that specializes in precision machining techniques at the sub-nanometer level, as well as associated real property from a related trust. This acquisition is intended to advance our engineered surface finishes initiative, by leveraging our expertise in CMP formulation and polishing techniques for the semiconductor industry to address other demanding polishing applications where shaping, enabling and enhancing the performance of surfaces is critical.

In October 2005, we announced that our Board of Directors had authorized a share repurchase program for up to $40.0 million of our outstanding common stock. Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We fund share repurchases from our existing cash balance. The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion. We view the program as an effective means by which to return cash to stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. There were no material changes in our critical accounting estimates during the first quarter of fiscal 2006, except for the following:

SHARE-BASED COMPENSATION EXPENSE

Effective October 1, 2005 we adopted SFAS 123R which requires all share-based payments to employees and directors, including stock option grants and employee stock purchases, to be recognized in the income statement based on their fair values. SFAS 123R supersedes our previous accounting for share-based compensation under Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as allowed under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). We adopted SFAS 123R using the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under SFAS 123R, we continue to attribute share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate. Forfeitures were estimated based on historical experience. In addition, we continue to use the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate grant date fair value. The Black-Scholes model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. A small change in the estimated assumptions can have a relatively large effect on the estimated valuation. Under SFAS 123R, we estimate expected volatility based on a combination of our stock’s historical volatility and the implied volatilities from actively traded options on our stock. Prior to the adoption of SFAS 123R, we estimated expected volatility based only on our stock’s historical volatility in accordance with SFAS 123 for purposes of our pro forma disclosure. We believe that implied volatility is more reflective of market conditions; however, due to the shorter length in term of the actively traded options, we believe it to be appropriate to use a blended assumption. In addition, we have updated our expected term assumption by adopting SAB 107’s simplified method, due to our limited amount of historical option exercise data. This method uses an average of the vesting and contractual terms.

For the three months ended December 31, 2005, we recognized $2.4 million of pre-tax share-based compensation expense and anticipate recognizing approximately $10.0 million of pre-tax share-based compensation in the aggregate during fiscal 2006. Because expected share-based compensation expense for fiscal 2006 would have been higher if the vesting of certain unvested and “out-of-the-money” stock options had not been accelerated to September 1, 2005, it may not be representative of share-based compensation expense for future years. In addition, factors that may impact future years include, but are not limited to, changes to our historical approaches to long-term incentives, such as the timing and number of additional grants of stock option awards, the vesting period and contractual term of stock option awards and types of equity awards granted. Further, share-based compensation may be impacted by changes in the fair value of future awards through variables such as fluctuations in and volatility of our stock price, as well as changes in employee exercise behavior.

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 VERSUS THREE MONTHS ENDED DECEMBER 31, 2004

REVENUE

Revenue was $81.5 million for the three months ended December 31, 2005, which represented a 21.5%, or $14.4 million, increase from the three months ended December 31, 2004. Of this increase, $18.0 million was due to an increase in sales volume, partially offset by a $3.6 million decrease due to a lower weighted average selling price resulting from selective price reductions that were granted to certain customers. Revenue would have been $1.1 million higher had the average exchange rates for the Japanese Yen and Euro during the period held constant with the prior year’s first fiscal quarter average rates.

In August 2005, we announced plans to sell directly to our customers in Taiwan, rather than through a distributor, as part of our initiative to get closer to our customers. As part of the transition, we anticipate an adverse impact on our revenue for the second quarter of fiscal 2006 of approximately $10.6 million as our distributor sells its remaining inventory of our products to our customers and we begin building inventory required to begin servicing these customers directly. Following this transition period, we believe our sales volumes will return to the prior level and our revenue may increase slightly to the extent we are able to gain a portion of our distributor’s margin.

COST OF GOODS SOLD

Total cost of goods sold was $43.1 million for the three months ended December 31, 2005, which represented an increase of 28.6%, or $9.6 million, from the three months ended December 31, 2004. Of this increase, $9.0 million was due to an increase in volume.

Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials that we use in many of our CMP slurries. In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers. We purchase fumed silica under a fumed silica supply agreement with Cabot Corporation, which provides for the price of fumed silica to increase approximately 4% over the initial six-year term of the agreement, and in some circumstances is subject to certain inflation adjustments and shared cost savings adjustments resulting from our joint efforts. This agreement runs through December 2009, and will automatically renew unless either party gives certain notice of non-renewal. We purchase fumed alumina primarily under a fumed alumina supply agreement with Cabot Corporation, the first term of which runs through December 2006 and which has been renewed for another five-year term ending in December 2011. The fumed alumina supply agreement provides that the price Cabot Corporation charges us for fumed alumina is based on all of its fixed and variable costs for producing the fumed alumina, its capital costs for an agreed upon capacity expansion, an agreed upon rate of return on investment, and incentive payments if they produce above a threshold level of fumed alumina per year that meets our specifications.

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties. Future arrangements may result in costs which are different from those in the existing agreements. We also expect to continue to invest in our operations excellence initiative to improve our manufacturing capabilities to meet our customers’ increasing product performance requirements.

Index

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.2% for the three months ended December 31, 2005 as compared to 50.1% for the three months ended December 31, 2004. The 2.9 percentage point decrease in gross profit expressed as a percentage of revenue resulted primarily from selected price reductions, higher fixed manufacturing costs, and capitalized variances related to product manufactured in fourth quarter of fiscal 2005 but sold in the first quarter of fiscal 2006. These adverse effects were partially offset by higher utilization of our manufacturing capacity due to the higher level of sales. We continue to experience competition and pricing pressure, but expect to be able to maintain our gross profit as a percentage of revenue in the range of 48%, plus or minus 2%, by achieving productivity improvements in our manufacturing operations as well as introducing new, higher margin products.

RESEARCH AND DEVELOPMENT

Research and development expenses were $11.7 million for the three months ended December 31, 2005, which represented an increase of 22.2%, or $2.1 million, from the three months ended December 31, 2004. Research and development expenses increased primarily due to increased costs for clean room materials and laboratory supplies of $1.0 million, increased staffing costs of $0.8 million and increased depreciation expense of $0.2 million. These higher costs resulted partially from the October 2005 opening of our Asia Pacific technology center in Geino, Japan. It includes a clean room and laboratory, and provides polishing, metrology and product development capability to support our customers in the Asia Pacific region. In addition, the increase in staffing costs was partially attributable to the adoption of SFAS 123R effective October 1, 2005, which resulted in the recognition of $0.2 million in share-based compensation expense associated with our research and development staff.

Our research and development efforts are focused on four main areas: development and formulation of new and enhanced CMP slurry and pad products; research related to fundamental technology such as advanced chemistry and particle technology; process development to support rapid and effective commercialization of new products; and evaluation of new polishing applications outside of the semiconductor and data storage industries, as part of our engineered surface finishes initiative.

SELLING AND MARKETING

Selling and marketing expenses were $5.0 million for the three months ended December 31, 2005, which represented an increase of 20.4%, or $0.9 million, from the three months ended December 31, 2004. Selling and marketing expenses increased primarily due to increased staffing costs of $0.6 million, partially attributable to the adoption of SFAS 123R effective October 1, 2005, which resulted in the recognition of $0.2 million in share-based compensation expense associated with our sales and marketing staff. In furtherance of one of our key strategic initiatives of getting closer to our customers, we announced our decision to begin selling directly to customers in Taiwan, effective April 2006, rather than through a distributor. Therefore, we expect our selling and marketing expenses to increase slightly in fiscal 2006.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $8.4 million for the three months ended December 31, 2005, which represented an increase of 50.7%, or $2.8 million, from the three months ended December 31, 2004. The increase resulted primarily from an increase in staffing related costs of $2.3 million and an increase in professional fees of $0.7 million. The increase in staffing costs was primarily due to the adoption of SFAS 123R effective October 1, 2005, which resulted in the recognition of $1.8 million in share-based compensation expense associated with our executive and administrative staff.

Index

AMORTIZATION OF INTANGIBLES

Amortization of intangibles was negligible for the three months ended December 31, 2005, and $0.1 million for the three months ended December 31, 2004.

OTHER INCOME, NET

Other income was $0.7 million for the three months ended December 31, 2005, which represented an increase of 47.0%, or $0.2 million, from the three months ended December 31, 2004. The increase in other income is primarily due to an increase in interest income of $0.6 million resulting from higher interest rates and our larger balance of cash and short-term investments, partially offset by $0.5 million in amortization expense related to intangible assets associated with our equity investment in NanoProducts Corporation.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 31.9% for the three months ended December 31, 2005, and 33.2% for three months ended December 31, 2004. The decrease was primarily due to higher tax exempt interest income. We expect our effective income tax rate for the full fiscal year to be 31.9%.

NET INCOME

Net income was $9.6 million for the three months ended December 31, 2005, which represented a decrease of 2.6%, or $0.3 million, from the three months ended December 31, 2004, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $19.6 million for the three months ended December 31, 2005, and $17.6 million for the three months ended December 31, 2004. Our cash provided by operating activities in the three months ended December 31, 2005, originated from net income from operations of $9.6 million, noncash items of $8.0 million and a net decrease in working capital of $2.0 million.

In the three months ended December 31, 2005, cash flows used in investing activities were $7.4 million. Purchases of property, plant and equipment of $5.4 million were made primarily for the construction of our Asia Pacific technology center and manufacturing projects. In addition, $2.3 million was used for our acquisition of substantially all of the assets and the assumption of certain liabilities of Surface Finishes Co., Inc. These cash outflows were partially offset by $0.3 million received as net proceeds from auction rate securities. In the three months ended December 31, 2004, cash flows used in investing activities were $17.4 million, of which $12.6 million was used for net purchases of auction rate securities, which were previously presented as cash and cash equivalents (see Note 2 to the consolidated financial statements). Another $2.9 million was used for purchases of production-related equipment and research and development tools. In addition, we made the final $1.9 million payment in December 2004 with respect to the July 2004 acquisition of a minority equity ownership interest in NanoProducts Corporation for which we paid a total of $3.8 million.

In the three months ended December 31, 2005, cash flows used in financing activities were $4.1 million, including $4.0 million in purchases of common stock under our share repurchase program and $0.2 million in principal payments under capital lease obligations. These outflows were partially offset by the issuance of common stock of $0.1 million under our 2001 Deposit Share Plan. In the three months ended December 31, 2004, cash flows used in financing activities of $0.8 million resulted from the purchase of $3.7 million of common stock under our share repurchase program and $0.2 million in principal payments under capital lease obligations. These outflows were partially offset by the issuance of common stock of $3.2 million primarily from the exercise of stock options.

Index

In the fourth quarter of fiscal 2005, we completed our $25.0 million share repurchase program, which was announced in July 2004. In October 2005, we announced that our Board of Directors had authorized a new share repurchase program for up to $40.0 million of our outstanding common stock. Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We fund share repurchases from our existing cash balance. We view the program as an effective means by which to return cash to stockholders. The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.

In November 2003, we terminated and replaced our existing unsecured revolving credit and term loan with an amended and restated unsecured revolving credit facility of $50.0 million with an option to increase the facility by up to $30.0 million. Under this agreement, which runs through November 2007 and can be renewed for another year, interest accrues on any outstanding balance at either the institution’s base rate or the eurodollar rate plus an applicable margin. We also pay a non-use fee. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

We believe that our cash balance, investment in short-term securities, cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, including merger and acquisition activities, and share repurchases for the foreseeable future. However, we plan to expand our business and continue to improve our technology and, to do so, we may be required to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2005 and September 30, 2005, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$6.4	$1.2	$2.1	$2.4	$0.7
Operating leases	1.6	0.7	0.8	0.1	0.0
Purchase obligations	46.0	37.4	4.4	2.9	1.3
Other long-term liabilities	1.7	0.0	0.0	0.0	1.7
Total contractual obligations	$55.7	$39.3	$7.3	$5.4	$3.7

CAPITAL LEASE OBLIGATIONS

In December 2001, we entered into a fumed alumina supply agreement with Cabot Corporation under which we agreed to pay Cabot Corporation for the expansion of a fumed alumina manufacturing facility in Tuscola, Illinois. The payments for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments resulted in an initial $9.8 million lease obligation and related leased asset. The agreement’s first term runs through December 2006 and it has been renewed for another five-year term ending in December 2011.

Index

OPERATING LEASES

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years of their respective commencement dates and may be renewed by us.

PURCHASE OBLIGATIONS

We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase at least 90% of our six-month volume forecast and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. We also operate under the fumed alumina supply agreement with Cabot Corporation described above in Capital Lease Obligations, under which we are obligated to pay certain fixed, capital and variable costs. Purchase obligations include an aggregate amount of $27.5 million of contractual commitments for fumed silica and fumed alumina under these contracts.

Purchase obligations above include $7.1 million for construction projects and other capital spending.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities include $1.0 million for pension liabilities and $0.7 million for deferred compensation obligations.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the FASB issued Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). The EITF concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. Furthermore, when two transactions are considered a single arrangement, the assets exchanged should be accounted for at fair value. The EITF is effective for transactions completed in reporting periods beginning after March 15, 2006. We do not expect the adoption of EITF 04-13 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1 and 124-1). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The FSP applies to reporting periods beginning after December 15, 2005. We are currently evaluating the impact of FSP FAS 115-1 and 124-1 on our consolidated financial position, results of operations and cash flows.

Index

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

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of December 31, 2005, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005.

While we believe the present design of our disclosure controls and procedures is effective to make known to our senior management in a timely fashion all material information concerning our business, we intend to continue to improve the design and effectiveness of our disclosure controls and procedures to the extent we believe necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Because of inherent limitations, our disclosure controls or our internal control over financial reporting may not prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN CMP CONSUMPTION

Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership of materials consumed in their manufacturing processes, including CMP slurries. We expect these technological changes and advances, and this drive toward lower costs, to continue in the future. Emerging technologies in the semiconductor industry, as well as our customers’ efforts to reduce consumption of CMP slurries, could render our products less important to the IC device manufacturing process.

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS

Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in CMP slurries sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations. Our five largest customers accounted for approximately 56% and 52% of our revenue for the three months ended December 31, 2005 and 2004, respectively. Our largest customer is Marketech, our distributor in Taiwan and China. In August 2005 we announced the modification of our distribution agreement with Marketech, such that we will sell our products directly to customers in Taiwan beginning April 2006. Marketech will continue to distribute our products in China.

Index

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR EXISTING OR FUTURE COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from current CMP slurry manufacturers or new entrants to the CMP slurry market could seriously harm our business and results of operations. Competition from other existing providers of CMP slurries could increase, and opportunities exist for other companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. Increased competition has and may continue to impact the prices we are able to charge for our slurry products as well as our overall business. In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

BECAUSE WE HAVE LIMITED EXPERIENCE IN BUSINESS AREAS OUTSIDE OF CMP SLURRIES, EXPANSION OF OUR BUSINESS INTO NEW PRODUCTS AND APPLICATIONS MAY NOT BE SUCCESSFUL

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our CMP business from CMP slurries into other areas, such as polishing pads. Additionally, for example, under our engineered surface finishes initiative we are actively pursuing a variety of surface modification applications where we believe our technical ability to shape, enable and enhance the performances of surfaces at an atomic level may provide improved productivity or previously unseen surface performance. Expanding our business into new product areas involves technologies and production processes in which we have limited experience, and we may not be able to develop and produce products that satisfy customers’ needs or we may be unable to keep pace with technological or other developments. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

Our business would suffer from any problem or interruption in our supply of the key raw materials we use in our CMP slurries, including fumed alumina and fumed silica. For example, we operate under a fumed silica supply agreement and fumed alumina supply agreements with Cabot Corporation. Under these agreements, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica. We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed metal oxides, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by our customers. In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers could adversely affect us.

Also, if we change the supplier or type of key raw materials, such as fumed metal oxides we use to make our existing CMP slurries, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries for their manufacturing processes and products. The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP slurries to these customers.

Index

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States. For fiscal 2005, approximately 78% of our revenue was generated by sales to customers outside of the United States. For the three months ended December 31, 2005, approximately 80% of our revenue was generated by sales to customers outside of the United States. We encounter risks in doing business in certain foreign countries, including but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because CMP slurry and pad manufacturers develop complex technical formulas for CMP products which are proprietary in nature and differentiate their products from those of competitors. Our intellectual property is important to our success and ability to compete. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements. Due to our international operations, we pursue protection in different jurisdictions, which may require varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could seriously harm our business.

WE MAY PURSUE ACQUISITIONS, INVESTMENTS IN, AND STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in companies, either through acquisitions, investments or alliances, in order to supplement our internal development efforts. Acquisitions and investments involve numerous risks, including the following: difficulties in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; potential difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

Further, we may never realize the perceived or anticipated benefits of a business combination or investments in other entities. Acquisitions by us could have negative effects on our results of operations, such as contingent liabilities and amortization charges related to intangible assets. Investments and acquisitions of technology and development stage companies are inherently risky because these businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

Index

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. For example, our revenue in the first three quarters of fiscal 2005 was adversely affected in part by a semiconductor industry downturn, which we believe was partially driven by a reduction in wafer starts by some semiconductor manufacturers to reduce excess inventories of certain semiconductor devices. Because the first quarter of fiscal 2006 was our second consecutive quarter of revenue growth in excess of ten percent, we are cautiously encouraged by what we believe are indicators of improving business trends; however, there are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of, and the continued uncertainty in, the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; the effect of competition on pricing; and quarter to quarter changes in our revenue regardless of industry strength.

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

Our certificate of incorporation, our bylaws, our rights plan and various provisions of the Delaware General Corporation Law may make it more difficult to effect a change in control of our Company. For example, our amended and restated certificate of incorporation authorizes our Board of Directors to issue up to 20 million shares of blank check preferred stock and to attach special rights and preferences to this preferred stock. Also our amended and restated certificate of incorporation provides for the division of our Board of Directors into three classes as nearly equal in size as possible with staggered three-year terms. In addition, the rights issued to our stockholders under our rights plan may make it more difficult or expensive for another person or entity to acquire control of us without the consent of our Board of Directors.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2005	-	-	-	$40,000
Nov. 1 through Nov. 30, 2005	133,754	$29.89	133,754	$36,002
Dec. 1 through Dec. 31, 2005	−	−	−	$36,002

Total	133,754	$29.89	133,754	$36,002

On October 27, 2005, we announced that our Board of Directors had authorized a share repurchase program for up to $40.0 million of our outstanding common stock. Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We fund share repurchases from our existing cash balance. The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion. We view the program as an effective means to return cash to stockholders.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: February 8, 2006	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 8, 2006	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]