Form 10-Q
period 2006-03-31
CABOT MICROELECTRONICS CORP
filed 2006-05-09
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2006

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

As of April 30, 2006, the Company had 24,204,586 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenue	$67,389	$64,502	$148,877	$131,586

Cost of goods sold *	35,855	34,733	78,906	68,205

Gross profit	31,534	29,769	69,971	63,381

Operating expenses:
Research, development and technical *	11,321	10,857	22,980	20,401
Selling and marketing *	5,075	4,012	10,101	8,188
General and administrative *	8,240	6,457	16,650	12,037
Amortization of intangibles	4	85	8	170
Total operating expenses	24,640	21,411	49,739	40,796

Operating income	6,894	8,358	20,232	22,585

Other income, net	1,090	458	1,806	945
Income before income taxes	7,984	8,816	22,038	23,530
Provision for income taxes *	2,547	2,762	7,030	7,647

Net income	$5,437	$6,054	$15,008	$15,883

Basic earnings per share	$0.22	$0.25	$0.62	$0.64

Weighted average basic shares outstanding	24,233	24,642	24,299	24,634

Diluted earnings per share	$0.22	$0.25	$0.62	$0.64

Weighted average diluted shares outstanding	24,233	24,685	24,299	24,698

* Includes the following amounts related to share-based compensation expense:
Cost of goods sold	$163	$-	$313	$-
Research, development and technical	243	-	476	-
Selling and marketing	259	-	504	-
General and administrative	1,877	-	3,639	-
Provision for income taxes	(811)	-	(1,573)	-
Total share-based compensation expense, net of tax	$1,731	$-	$3,359	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$47,597	$44,436
Short-term investments	126,115	126,605
Accounts receivable, less allowance for doubtful accounts of $479 at
March 31, 2006, and $470 at September 30, 2005	34,140	36,759
Inventories	32,890	28,797
Prepaid expenses and other current assets	4,128	5,970
Deferred income taxes	2,980	3,240
Total current assets	247,850	245,807

Property, plant and equipment, net	134,384	135,784
Goodwill	2,068	1,373
Other long-term assets	3,194	3,799
Total assets	$387,496	$386,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,582	$10,236
Capital lease obligations	1,209	1,170
Accrued expenses, income taxes payable and other current liabilities	14,467	24,216
Total current liabilities	28,258	35,622

Capital lease obligations	4,937	5,436
Deferred income taxes	1,846	4,967
Deferred compensation and other long-term liabilities	1,969	1,654
Total liabilities	37,010	47,679

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,232,290 shares at March 31, 2006, and
25,198,809 shares at September 30, 2005	24	24
Capital in excess of par value of common stock	150,801	145,011
Retained earnings	233,067	218,059
Accumulated other comprehensive income (loss)	(237)	1,160
Unearned compensation	(175)	(171)
Treasury stock at cost, 1,027,804 shares at March 31, 2006,
and 774,020 shares at September 30, 2005	(32,994)	(24,999)
Total stockholders’ equity	350,486	339,084

Total liabilities and stockholders’ equity	$387,496	$386,763

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$15,008	$15,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,800	9,283
Loss on equity investment	566	175
Share-based compensation expense	4,932	-
Stock option income tax benefits	-	1,280
Deferred income tax expense (benefit)	(2,902)	895
Unrealized foreign exchange (gain) loss	889	(531)
Other	510	639
Changes in operating assets and liabilities:
Accounts receivable	2,046	10,339
Inventories	(4,526)	(6,718)
Prepaid expenses and other assets	3,227	(673)
Accounts payable, accrued liabilities and other current liabilities	984	(6,018)
Income taxes payable, deferred compensation and other noncurrent liabilities	(2,327)	(4,221)
Net cash provided by operating activities	28,207	20,333

Cash flows from investing activities:
Additions to property, plant and equipment	(15,460)	(9,282)
Proceeds from the sale of property, plant and equipment	17	-
Acquisition of business	(2,282)	-
Purchases of equity investments	-	(1,930)
Purchases of short-term investments	(81,655)	(38,450)
Proceeds from the sale of short-term investments	82,242	32,855
Net cash used in investing activities	(17,138)	(16,807)

Cash flows from financing activities:
Repurchase of common stock	(7,995)	(8,532)
Net proceeds from issuance of stock	789	6,008
Principal payments under capital lease obligations	(460)	(426)
Net cash used in financing activities	(7,666)	(2,950)

Effect of exchange rate changes on cash	(242)	193
Increase in cash	3,161	769
Cash and cash equivalents at beginning of period	44,436	43,308
Cash and cash equivalents at end of period	$47,597	$44,077

Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,498	$-
Issuance of restricted stock	68	125

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of March 31, 2006, cash flows for the six months ended March 31, 2006, and March 31, 2005, and results of operations for the three and six months ended March 31, 2006, and March 31, 2005. The results of operations for the three and six months ended March 31, 2006, may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP slurries.

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

Under the Plan, employees and non-employees may be granted shares of restricted stock or restricted stock units at the discretion of the Compensation Committee. In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered. Holders of restricted stock have all the rights of stockholders, including voting and dividend rights, subject to the restrictions of the award agreement. No more than 1,900,000 shares in aggregate of restricted stock or restricted stock units may be issued under the Plan and relatively few have been granted to date. Other than through our 2001 Deposit Share Plan, restrictions on grants of restricted stock have generally lapsed over a two-year period with one-third becoming unrestricted immediately at the date of grant and the remaining restrictions lapsing over a two-year period. Pursuant to the 2001 Deposit Share Plan, restricted shares under the Plan may be purchased and placed “on deposit” by executive officers. Shares purchased under this Deposit Share Plan receive a 50% match in restricted shares (“award shares”), which vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares. Compensation expense related to our restricted stock grants and deposit share plan award shares was immaterial.

Under the Plan, substitute awards are those awards that, in connection with an acquisition by us, may be granted to employees, directors, consultants or advisors of the acquired company, in substitution for equity incentives held by them in the seller or the acquired company. No substitute awards have been granted to date.

On September 27, 2004, to address certain issues arising pursuant to the revision of Financial Accounting Standards Board (FASB) Statement No. 123 (at the time proposed) and as permitted by the Plan, the Compensation Committee of the Board of Directors accelerated to September 1, 2005, the vesting of those stock options granted to employees, officers and directors under the Plan prior to September 27, 2004, that had an option price equal to or greater than the fair market value of the shares of the Company on September 27, 2004 ($34.65), through amendment made and effective as of September 27, 2004, to the grant agreements for such stock options. Approximately 1.3 million options had option prices greater than $34.65 (“out-of-the-money” options), making them subject to the acceleration provision, and as a result became exercisable as of September 1, 2005. The acceleration enabled us to eliminate the recognition of share-based compensation expense associated with these out-of-the-money options in our consolidated financial statements upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (SFAS 123R) in October 2005. The Compensation Committee chose to delay the accelerated vesting of these options to September 1, 2005, to preserve, until such time, the employee retention benefit of these stock options.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

EMPLOYEE STOCK PURCHASE PLAN

In March 2000, Cabot Microelectronics adopted an Employee Stock Purchase Plan (ESPP) and authorized up to 475,000 shares of common stock to be purchased under the plan. The ESPP allows all full and certain part-time employees of Cabot Microelectronics and its subsidiaries to purchase shares of our common stock through payroll deductions. Employees can elect to have up to 10% of their annual earnings, or up to $12.5 for any six-month offering period, withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase in any six-month offering period, and certain other criteria. The shares are purchased at a price equal to 85% of the lower closing price at either the beginning or end of each semi-annual stock purchase period. During the six months ended March 31, 2006, 26,573 shares of stock were purchased under the ESPP.

GENERAL STOCK OPTION INFORMATION

A summary of stock option activity under the Plan as of March 31, 2006, and changes during the first six months of fiscal 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Term	(in thousands)

Outstanding at September 30, 2005	4,181,529	$48.84
Granted	981,090	30.61
Exercised	-	-
Forfeited or canceled	(541,420)	54.41
Outstanding at March 31, 2006	4,621,199	$44.32	7.5	$7,578
Exercisable at March 31, 2006	2,762,533	$51.60	6.3	$376

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our second quarter of fiscal 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of our second quarter of fiscal 2006. The total intrinsic value of options exercised was $0 and $1,505 during the three months ended March 31, 2006 and 2005, and $0 and $4,406 for the six months ended March 31, 2006 and 2005, respectively.

The total cash received from options exercised was $0 and $2,498 during the three months ended March 31, 2006 and 2005, and $0 and $5,557 for the six months ended March 31, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from options exercised was $0 and $557 during the three months ended March 31, 2006 and 2005 and $0 and $1,630 for the six months ended March 31, 2006 and 2005, respectively. Using the Black-Scholes option-pricing model (“Black-Scholes model”), the weighted-average fair value of stock options granted was $18.96 and $19.35 per share during the three months ended March 31, 2006 and 2005, and $17.85 and $22.44 per share for the six months ended March 31, 2006 and 2005, respectively.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

A summary of the status of the nonvested stock options under the Plan as of March 31, 2006, and changes during the first six months of fiscal 2006 is presented below:

		Weighted
		Average
	Stock	Grant Date
	Options	Fair Value

Nonvested at September 30, 2005	1,194,850	$22.19
Granted	981,090	17.85
Vested	(276,521)	22.43
Forfeited	(40,753)	21.63
Nonvested at March 31, 2006	1,858,666	$19.88

As of March 31, 2006, there was $28,970 of total unrecognized share-based compensation expense related to nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

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

Effective October 1, 2005, we adopted SFAS 123R using the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the three and six months ended March 31, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based awards granted subsequent to September 30, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, we continue to use the Black-Scholes model to estimate grant date fair value. In addition, we continue to attribute share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate. Forfeitures were estimated based on historical experience.

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

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The fair value of our share-based awards to employees under SFAS 123R during the three and six months ended March 31, 2006, was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	March 31, 2006		March 31, 2006
	Options	ESPP	Options	ESPP
Expected term (in years)	6.25	0.50	6.25	0.50
Expected volatility	56%	26%	56%	28%
Risk-free rate of return	4.7%	4.4%	4.5%	3.8%

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

The following table summarizes share-based compensation expense related to stock options granted and employee stock purchases, which was allocated as follows:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006

Cost of goods sold	$163	$313
Research, development and technical	243	476
Selling and marketing	259	504
General and administrative	1,877	3,639

Total share-based compensation expense	2,542	4,932

Provision for income taxes	811	1,573

Total share-based compensation expense, net of tax	$1,731	$3,359

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

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Net income, as reported	$6,054	$15,883

Deduct: total share-based compensation expense determined under the fair value method, net of tax	11,837	22,662

Pro forma net loss	$(5,783)	$(6,779)

Earnings (loss) per share:

Basic - as reported	$0.25	$0.64
Basic - pro forma	$(0.24)	$(0.28)

Diluted - as reported	$0.25	$0.64
Diluted - pro forma	$(0.24)	$(0.28)

In the fourth quarter of fiscal 2005, we revised share-based compensation expense determined under the fair value method, net of tax, to reverse compensation expense on actual stock option forfeitures related to the departure of certain executives in fiscal 2004. Such revised amounts reflect the application of the effects of updated forfeiture assumptions that we concluded are correctly reflected in fiscal 2004 rather than in fiscal 2005. The previously reported data for the three and six months ended March 31, 2005, were as follows: total share-based compensation expense determined under the fair value method, net of tax, were $12,474 and $23,920, pro forma net losses were $6,420 and $8,037, pro forma basic net losses per share were $0.26 and $0.33, and pro forma diluted net losses per share were $0.26 and $0.33.

Pro-forma share-based compensation expense includes the effect of accelerated vesting in the prior year as described above. The costs presented in the preceding table may not be representative of the total effects on reported income for future years. Factors that may impact future years include, but are not limited to, changes to our historical approaches to long-term incentives, such as the timing and number of additional grants of stock option awards, the vesting period and contractual term of stock option awards and types of equity awards granted. Further, share-based compensation may be impacted by changes in the fair value of future awards through variables such as fluctuations in and volatility of our stock price, as well as changes in employee exercise behavior and forfeiture rates.

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

3. EARNINGS PER SHARE

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Numerator:
Earnings available to common shares	$5,437	$6,054	$15,008	$15,883

Denominator:
Weighted average common shares	24,232,779	24,641,579	24,299,165	24,633,530
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	268	43,421	50	64,677
Diluted weighted average common shares	24,233,047	24,685,000	24,299,215	24,698,207
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.22	$0.25	$0.62	$0.64

Diluted	$0.22	$0.25	$0.62	$0.64

Net income for the three months ended March 31, 2006, includes $1,731 of share-based compensation expense, net of tax, and the effect of recording share-based compensation expense on basic and diluted earnings per share was $0.07 per share. Net income for the six months ended March 31, 2006, includes $3,359 of share-based compensation expense, net of tax, and the effect of recording share-based compensation expense on basic and diluted earnings per share was $0.14 per share. There was no corresponding share-based compensation expense under SFAS 123 for the three months or six months ended March 31, 2005, because we had not adopted the recognition provisions of SFAS 123. See Note 2 for additional information.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

For the three months ended March 31, 2006 and 2005, approximately 4.6 million and 4.1 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended March 31, 2006 and 2005, approximately 4.2 million and 4.1 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the same reason.

4. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income	$5,437	$6,054	$15,008	$15,883
Other comprehensive income:
Net unrealized gain on derivative instruments	9	8	18	17
Foreign currency translation adjustment	480	(2,046)	(1,415)	1,596
Total comprehensive income	$5,926	$4,016	$13,611	$17,496

5. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Interest income	$1,333	$728	$2,544	$1,381
Interest expense	(135)	(159)	(272)	(324)
Other income (expense)	(108)	(111)	(466)	(112)
Total other income, net	$1,090	$458	$1,806	$945

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2006	2005

Raw materials	$15,919	$17,923
Work in process	1,371	562
Finished goods	15,600	10,312
Total	$32,890	$28,797

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,068 and $1,373 as of March 31, 2006, and September 30, 2005, respectively. The $695 increase was related to our October 2005 purchase of the assets of Surface Finishes Co., Inc.

The components of intangible assets were as follows:

	March 31, 2006		September 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trade secrets and know-how	$2,550	$2,550	$2,550	$2,550
Distribution rights, customer lists and other	1,137	1,008	1,000	1,000
Total intangible assets	$3,687	$3,558	$3,550	$3,550

8. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31, 2006	September 30, 2005

Accrued compensation	$8,467	$9,569
Raw materials accrual	1,694	1,939
Warranty accrual	870	1,426
Fixed asset accrual	357	8,204
Income taxes payable	-	1,290
Other	3,079	1,788
Total	$14,467	$24,216

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. CONTINGENCIES

LEGAL PROCEEDINGS

We periodically become a party to legal proceedings in the ordinary course of business. We are not currently involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications or performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements decreased during the first six months of fiscal 2006 as follows:

Balance as of September 30, 2005	$1,426
Additions charged to expense	291
Deductions	(847)
Balance as of March 31, 2006	$870

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

We evaluate estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and as of March 31, 2006, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

10. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the FASB issued Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). The EITF concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. Furthermore, when two transactions are considered a single arrangement, the assets exchanged should be accounted for at fair value. The EITF is effective for transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not impact our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1 and 124-1). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The FSP applies to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and 124-1 did not impact our consolidated financial position, results of operations and cash flows.

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

SECOND QUARTER OF FISCAL 2006 OVERVIEW

We believe we are the world’s leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. We develop, produce and sell CMP slurries for polishing materials such as copper, tungsten and dielectric in IC devices, and also for polishing the coatings on disks in hard disk drives and magnetic heads. In addition, we are developing CMP polishing pads, which are used in conjunction with slurries in the CMP process. Demand for our products is primarily based on the number of wafers, or “wafer starts”, of these advanced devices produced by semiconductor manufacturers.

In August 2005, we announced plans to sell our products directly to customers in Taiwan, rather than through Marketech, an independent distributor, effective April 2006. Over the last few years we have reduced the number of independent parties that distribute our products in those instances where we have had sufficient business scale to support direct sales and where we have seen strategic benefit. We believe the transition to selling directly in Taiwan should provide this type of strategic benefit. We executed this orderly transition in our second fiscal quarter of 2006. Our distributor sold its remaining inventory of our products to our customers and we built inventory required to service these customers directly; this caused a short-term interruption in our normal sales pattern during our second quarter of fiscal 2006.

Revenue for our second fiscal quarter was $67.4 million, which represents a 17.3% decrease from the previous fiscal quarter and a 4.5% increase compared to the same quarter in our last fiscal year. As expected, our direct sales transition in Taiwan adversely impacted revenue in an estimated range of $10 million to $11 million. We believe that absent the estimated impact of this transition, revenue was approximately 4% to 5% lower than the previous fiscal quarter. We believe this decrease may reflect some normal seasonality within the semiconductor industry, leading to a modest softening of demand after our strong first fiscal quarter.

Index

There are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; the effect of competition on pricing; and quarter to quarter changes in our revenue regardless of industry strength.

Gross profit expressed as a percentage of revenue for our second fiscal quarter was 46.8%, which represents a decrease from the 47.2% reported for the previous fiscal quarter. This decrease was primarily driven by lower pricing, partially offset by benefits of a higher-margin mix of products. In the past, we have experienced competition and pricing pressure. Recently, we have been able to maintain our gross profit as a percentage of revenue in the range of 48%, plus or minus 2%, by achieving productivity improvements in our manufacturing operations as well as introducing new, higher-margin products. In the third fiscal quarter of 2006, we continue to expect our gross margin as a percentage of revenue to be 48%, plus or minus 2%. In our core CMP business we expect to continue to experience pricing pressure, both from competitive activity as well as from pricing actions we may initiate as we price our products to maintain or grow our supply position within the industry. In addition, through our Engineered Surface Finishes (ESF) initiative we are pursuing new polishing applications and business models, including through acquisitions, which may earn gross margins below our historical levels. The combined effect of continued pricing pressure and a growing ESF business may reduce future overall margins. Our focus is on revenue as well as net income growth, and based on the choices we make in this regard, we may achieve this at the expense of some gross margin, when expressed as a percentage of revenue.

Diluted earnings per share for our second fiscal quarter was $0.22, or $0.17 less than the $0.39 per share reported in the previous quarter. We believe the decline in EPS was primarily due to the impact of our transition to direct sales in Taiwan. Earnings per share in the second quarter of fiscal 2005 of $0.25 was not impacted by either the direct sales transition or share-based compensation expense, which was approximately $0.07 per share in second quarter of fiscal 2006, resulting from our adoption of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on October 1, 2005, as discussed below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. There were no material changes in our critical accounting estimates during the first six months of fiscal 2006, except for the following:

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

Index

For the three and six months ended March 31, 2006, we recognized $1.7 million and $3.4 million of after-tax share-based compensation expense and anticipate recognizing approximately $7.0 million of after-tax share-based compensation in the aggregate during fiscal 2006. Because expected share-based compensation expense for fiscal 2006 would have been higher if the vesting of certain unvested and “out-of-the-money” stock options had not been accelerated to September 1, 2005, it may not be representative of share-based compensation expense for future years. In addition, factors that may impact future years include, but are not limited to, changes to our historical approaches to long-term incentives, such as the timing and number of additional grants of stock option awards, the vesting period and contractual term of stock option awards and types of equity awards granted. Further, share-based compensation may be impacted by changes in the fair value of future awards through variables such as fluctuations in and volatility of our stock price, as well as changes in employee exercise behavior and forfeiture rates.

ACCOUNTING FOR INVESTMENTS

During the quarter, and following a recapitalization of the ownership of NanoProducts Corporation (NPC), our ability to influence the operating and financial policies of NPC was significantly reduced, resulting in a change in our method of accounting for our investment from the equity method to the cost method. Our investment in NPC at March 31, 2006, was $2.7 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006, VERSUS THREE MONTHS ENDED MARCH 31, 2005

REVENUE

Revenue was $67.4 million for the three months ended March 31, 2006, which represented a 4.5%, or $2.9 million, increase from the three months ended March 31, 2005. Of this increase, $6.7 million was due to an increase in sales volume, partially offset by a $3.9 million decrease due to a reduction in weighted average selling price primarily from price reductions that were granted to certain customers. Revenue would have been $1.4 million higher had the average exchange rates for the Japanese Yen and Euro during the period held constant with the prior year’s second fiscal quarter average rates. Also, as expected, we believe the transition to direct sales in Taiwan adversely impacted revenue in an estimated range of $10 million to $11 million.

COST OF GOODS SOLD

Total cost of goods sold was $35.9 million for the three months ended March 31, 2006, which represented an increase of 3.2%, or $1.1 million, from the three months ended March 31, 2005. Of this increase, $3.6 million was due to higher sales volumes partially offset by $2.5 million due to lower average costs per gallon of slurry. The lower average costs per gallon primarily resulted from a lower-cost product mix.

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

Index

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.8% for the three months ended March 31, 2006, as compared to 46.2% for the three months ended March 31, 2005. The 0.6 percentage point increase in gross profit expressed as a percentage of revenue resulted primarily from higher utilization of our manufacturing capacity and a higher-valued product mix. These increases were partially offset by price reductions that were granted to certain customers and higher fixed manufacturing costs. In the third fiscal quarter of 2006, we continue to expect our gross margin as a percentage of revenue to be 48%, plus or minus 2%.

RESEARCH, DEVELOPMENT AND TECHNICAL

Research, development and technical expenses were $11.3 million in the three months ended March 31, 2006, which represented an increase of 4.3%, or $0.5 million, from the three months ended March 31, 2005. Research, development and technical expenses increased primarily due to increased depreciation expense of $0.3 million related to the October 2005 opening of our Asia Pacific technology center in Geino, Japan, which includes a clean room and laboratory, and provides polishing, metrology and product development capability to support our customers in the Asia Pacific region. In addition, the adoption of SFAS 123R effective October 1, 2005, resulted in the recognition of $0.2 million in share-based compensation expense associated with our research, development and technical staff.

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

Our technical efforts have been and presently continue to be focused on applications support, as well as clarifying customers’ present and next generation needs so that we produce relevant products, improve our product development cycle times and stay competitive.

SELLING AND MARKETING

Selling and marketing expenses were $5.1 million in the three months ended March 31, 2006, which represented an increase of 26.5%, or $1.1 million, from the three months ended March 31, 2005. Selling and marketing expenses increased primarily due to increased staffing costs of $0.7 million, including $0.3 million in share-based compensation expense related to our sales and marketing staff. Another $0.2 million of the increase was due to increased travel to the Asia Pacific region as we execute on our strategies to get closer to our customers, such as transitioning to direct sales in Taiwan and moving our data storage business to Singapore.

Index

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $8.2 million in the three months ended March 31, 2006, which represented an increase of 27.6%, or $1.8 million, from the three months ended March 31, 2005. The increase resulted primarily from an increase in staffing costs of $2.3 million, including $1.9 million in share-based compensation expense related to our executive and administrative staff. This increase was partially offset by reduced professional fees of $0.3 million related to Sarbanes-Oxley Section 404 compliance compared to the prior year’s expense.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles was negligible for the three months ended March 31, 2006, and $0.1 million for the three months ended March 31, 2005.

OTHER INCOME, NET

Other income was $1.1 million in the three months ended March 31, 2006, compared to $0.5 million in the three months ended March 31, 2005. The increase in other income was primarily due to an increase in interest income of $0.6 million resulting from higher interest rates and our larger balance of cash and short-term investments.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 31.9% for the three months ended March 31, 2006, and 31.3% for three months ended March 31, 2005. The increase in the effective tax rate was primarily due to a reduced research and experimentation tax credit.

NET INCOME

Net income was $5.4 million for the three months ended March 31, 2006, which represented a decrease of 10.2%, or $0.6 million, from the three months ended March 31, 2005 as a result of the factors discussed above.

SIX MONTHS ENDED MARCH 31, 2006, VERSUS SIX MONTHS ENDED MARCH 31, 2005

REVENUE

Revenue was $148.9 million for the six months ended March 31, 2006, which represented a 13.1%, or $17.3 million, increase from the six months ended March 31, 2005. Of this increase, $24.7 million was due to an increase in sales volume, partially offset by a $7.4 million decrease due to a reduction in weighted average selling price resulting from price reductions that were granted to certain customers. Revenue would have been $2.4 million higher had the average exchange rates for the Japanese Yen and Euro during the six-month period held constant with the prior year’s six-month average rates. Also, as expected, we believe the transition to direct sales in Taiwan adversely impacted revenue in an estimated range of $10 million to $11 million.

COST OF GOODS SOLD

Total cost of goods sold was $78.9 million for the six months ended March 31, 2006, which represented an increase of 15.7%, or $10.7 million, from the six months ended March 31, 2005. Of this increase, $12.8 million was due to an increase in sales volume, partially offset by a $2.1 million decrease due to a lower average cost per gallon of slurry. The lower average cost per gallon resulted primarily from higher utilization of our manufacturing capacity on the higher level of sales.

Index

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.0% for the six months ended March 31, 2006, compared with 48.2% for the six months ended March 31, 2005. The 1.2 percentage point decrease in gross profit expressed as a percentage of revenue resulted primarily from lower prices and higher fixed manufacturing costs. These adverse effects were partially offset by higher utilization of our manufacturing capacity on the higher level of sales.

RESEARCH, DEVELOPMENT AND TECHNICAL

Research, development and technical expenses were $23.0 million in the six months ended March 31, 2006, which represented an increase of 12.6%, or $2.6 million, from the six months ended March 31, 2005. Research, development and technical expense increased primarily due to increased staffing costs of $1.0 million, $0.5 million of which resulted from the recognition of share-based compensation expense associated with our research, development and technical staff. Research, development and technical expense also increased due to increased costs for clean room materials and laboratory supplies of $0.9 million and increased depreciation expense of $0.6 million. These higher costs resulted partially from the October 2005 opening of our Asia Pacific technology center in Geino, Japan.

SELLING AND MARKETING

Selling and marketing expenses were $10.1 million in the six months ended March 31, 2006, compared to $8.2 million from the six months ended March 31, 2005, which represented an increase of 23.4%, or $1.9 million. Selling and marketing expense increased primarily due to increased staffing costs of $1.3 million, $0.5 million of which resulted from the recognition of share-based compensation expense associated with our sales and marketing staff. Selling and marketing expenses also increased by $0.2 million due to greater travel to the Asia Pacific region as we execute on our strategies to get closer to our customers, such as transitioning to direct sales in Taiwan and moving our data storage business to Singapore.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $16.7 million in the six months ended March 31, 2006, which represented an increase of 38.3%, or $4.6 million, from the six months ended March 31, 2005. The increase resulted primarily from an increase in staffing related costs of $4.5 million, $3.6 million of which resulted from the recognition of share-based compensation expense associated with our executive and administrative staff. In addition, professional fees increased by $0.6 million, which was partially offset by reduced depreciation expense of $0.3 million.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles was negligible for the six months ended March 31, 2006, and $0.2 million for the six months ended March 31, 2005.

OTHER INCOME, NET

Other income was $1.8 million in the six months ended March 31, 2006, compared to $0.9 million from the six months ended March 31, 2005. The increase in other income was primarily due to higher interest income of $1.2 million attributable to higher interest rates and our larger balance of cash and short-term investments, partially offset by a $0.5 million increase in expense recorded in the first quarter of fiscal 2006 related to our investment in NanoProducts Corporation, which at the time was accounted for under the equity method.

Index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 31.9% for the six months ended March 31, 2006 and 32.5% for the six months ended March 31, 2005. The decrease in the effective tax rate was primarily attributable to increased tax exempt interest income.

NET INCOME

Net income was $15.0 million for the six months ended March 31, 2006, which represented a decrease of 5.5%, or $0.9 million, from the six months ended March 31, 2005, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $28.2 million for the six months ended March 31, 2006, and $20.3 million for the six months ended March 31, 2005. Our cash provided by operating activities in the six months ended March 31, 2006, originated from net income from operations of $15.0 million and noncash items of $13.8 million, partially offset by a net increase in working capital of $0.6 million.

In the six months ended March 31, 2006, cash flows used in investing activities were $17.1 million. Purchases of property, plant and equipment of $15.5 million were made primarily for the construction of our Asia Pacific technology center and for projects in our manufacturing operations. In addition, $2.3 million was used to acquire substantially all of the assets and the assumption of certain liabilities of Surface Finishes Co., Inc. These cash outflows were partially offset by $0.6 million received as net proceeds from short-term investments. In the six months ended March 31, 2005, cash flows used in investing activities were $16.8 million, of which $9.3 million was used mainly for purchases of equipment for our polishing clean room and metrology facility in Aurora, Illinois, and for construction of our new Asia Pacific technology center, and $5.6 million was used for net purchases of short-term auction rate securities investments. In addition, we made the final $1.9 million payment in December 2004 with respect to the July 2004 acquisition of a minority ownership interest in NanoProducts Corporation, for which we paid a total of $3.8 million.

In the six months ended March 31, 2006, cash flows used in financing activities were $7.7 million, including $8.0 million in purchases of common stock under our share repurchase program and $0.5 million in principal payments under capital lease obligations. These outflows were partially offset by the issuance of common stock of $0.8 million under our 2001 Deposit Share Plan and purchases under our Employee Stock Purchase Plan. In the six months ended March 31, 2005, cash flows used in financing activities of $3.0 million resulted from the repurchase of $8.5 million of common stock and principal payments of $0.4 million made under capital lease obligations. These outflows were partially offset by the issuance of common stock of $6.0 million primarily related to the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan.

In the fourth quarter of fiscal 2005, we completed our $25.0 million share repurchase program, which was authorized in July 2004. In October 2005, our Board of Directors authorized a new share repurchase program for up to $40.0 million of our outstanding common stock. Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We fund share repurchases from our existing cash balance. We view the program as an effective means by which to return cash to stockholders. The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.

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

Index

We believe that our cash balance, investment in short-term securities, cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, including merger and acquisition activities, and share repurchases for the foreseeable future. However, we plan to expand our business and continue to improve our technology, which may require us to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2006, and September 30, 2005, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$6.1	$1.2	$2.2	$2.4	$0.3
Operating leases	1.6	0.7	0.8	0.1	-
Purchase obligations	29.0	20.3	4.7	3.1	0.9
Other long-term liabilities	2.0	-	-	-	2.0
Total contractual obligations	$38.7	$22.2	$7.7	$5.6	$3.2

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

PURCHASE OBLIGATIONS

We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase at least 90% of our six-month volume forecast and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. We also operate under the fumed alumina supply agreement with Cabot Corporation described above in Capital Lease Obligations, under which we are obligated to pay certain fixed, capital and variable costs. Purchase obligations include an aggregate amount of $11.8 million of contractual commitments for fumed silica and fumed alumina under these contracts.

Index

OTHER LONG-TERM LIABILITIES

Other long-term liabilities include $1.0 million for pension liabilities and $1.0 million for deferred compensation obligations.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the FASB issued Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). The EITF concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. Furthermore, when two transactions are considered a single arrangement, the assets exchanged should be accounted for at fair value. The EITF is effective for transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not impact our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1 and 124-1). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The FSP applies to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and 124-1 did not impact our consolidated financial position, results of operations and cash flows.

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

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of March 31, 2006, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

Index

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

While we believe the present design of our disclosure controls and procedures is effective to make known to our senior management in a timely fashion all material information concerning our business, we intend to continue to improve the design and effectiveness of our disclosure controls and procedures to the extent we believe necessary in the future to provide our senior management with timely access to such material information, and to correct deficiencies that we may discover in the future, as appropriate.

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

Index

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

Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in CMP slurries sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations. Our five largest customers accounted for approximately 52% and 54% of our revenue for the six months ended March 31, 2006 and 2005, respectively. Our largest customer during these periods was Marketech, our distributor in Taiwan and China. On April 1, 2006, we began selling our products directly to customers in Taiwan, as a result of the modification of our distribution agreement with Marketech that we announced in August 2005. We believe that this will reduce the concentration of our sales. Marketech continues to distribute our products in China.

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

Index

ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

Our business would suffer from any problem or interruption in our supply of the key raw materials we use in our CMP slurries, including fumed alumina and fumed silica. For example, we operate under fumed silica and fumed alumina supply agreements with Cabot Corporation. Under these agreements, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica. We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed metal oxides, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by our customers. In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers could adversely affect us.

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

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our CMP business from CMP slurries into other areas, such as polishing pads. Additionally, under our engineered surface finishes initiative we are actively pursuing a variety of surface modification applications where we believe our technical ability to shape, enable and enhance the performances of surfaces at an atomic level may provide improved productivity or previously unseen surface performance. Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers’ needs or we may be unable to keep pace with technological or other developments. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States. For fiscal 2005 and for the six months ended March 31, 2006, approximately 78% of our revenue was generated by sales to customers outside of the United States. We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

Index

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

We expect to continue to make investments in companies, either through acquisitions, investments or alliances, in order to supplement our internal development efforts. Acquisitions and investments involve numerous risks, including the following: difficulties in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; potential difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

Further, we may never realize the perceived or anticipated benefits of a business combination or investments in other entities. Acquisitions by us could have negative effects on our results of operations, such as contingent liabilities, gross profit margins and amortization charges related to intangible assets. Investments and acquisitions of technology and development stage companies are inherently risky because these businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. For example, our revenue in the first three quarters of fiscal 2005 was adversely affected in part by a semiconductor industry downturn, which we believe was partially driven by a reduction in wafer starts by some semiconductor manufacturers to reduce excess inventories of certain semiconductor devices. There are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; the effect of competition on pricing; and quarter to quarter changes in our revenue regardless of industry strength.

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

Index

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2006	-	-	-	$36,002
Feb. 1 through Feb. 28, 2006	120,030	$33.30	120,030	$32,005
Mar. 1 through Mar. 31, 2006	−	−	−	$32,005

Total	120,030	$33.30	120,030	$32,005

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

Index

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of Cabot Microelectronics held on March 7, 2006, the following proposals were approved:

Proposal I - Election of three directors, each for a term of three years

	Number of Votes For Election	Number of Votes Withheld
John P. Frazee, Jr.	22,219,232	832,870
William P. Noglows	22,592,997	459,105
Albert Y.C. Yu	22,294,848	757,254

Proposal II - Ratification of the selection of PricewaterhouseCoopers LLP as the company’s independent auditors for fiscal 2006

A proposal to ratify the selection of PricewaterhouseCoopers LLP as the company’s independent auditors for fiscal 2006 was approved with 22,825,093 shares cast for, 207,845 shares cast against, and 19,164 shares abstaining.

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

CABOT MICROELECTRONICS CORPORATION

Date: May 9, 2006	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 9, 2006	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]