Form 10-Q/A
period 2005-12-31
CABOT MICROELECTRONICS CORP
filed 2006-05-11
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO
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

EXPLANATORY NOTE

    Cabot Microelectronics Corporation filed its original quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2005, on February 8, 2006.  This amendment on Form 10-Q/A is filed solely to correct typographical errors in the certifications pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications of the Chief Executive Officer and Chief Financial Officer, as filed in Exhibits 31.1 and 31.2, inadvertently referred to the annual report on Form 10-K instead of the correct periodic report, which was the quarterly report on Form 10-Q.  In addition, the certifications referenced the registrant's fourth fiscal quarter instead of the most recent (first) fiscal quarter.  Exhibits 31.1 and 31.2 are being refiled in their entirety.

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Previously filed as an exhibit to Cabot Microelectronics Corporation's quarterly report on Form 10-Q filed with the Commission on February 8, 2006.