Form 10-Q/A
period 2006-03-31
CABOT MICROELECTRONICS CORP
filed 2006-05-11
CIK 1102934

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

EXPLANATORY NOTE

    Cabot Microelectronics Corporation filed its original quarterly report on Form 10-Q for the second quarter ended March 31, 2006, on May 9, 2006.  This amendment on Form 10-Q/A is filed solely to correct typographical errors in the certifications pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications of the Chief Executive Officer and Chief Financial Officer, as filed in Exhibits 31.1 and 31.2, inadvertently referred to the registrant's fourth fiscal quarter instead of the most recent (second) fiscal quarter.  Exhibits 31.1 and 31.2 are being refiled in their entirety.

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

* Previously filed as an exhibit to Cabot Microelectronics Corporation's quarterly report on Form 10-Q filed with the Commission on May 9, 2006.