Form 10-Q
period 2006-06-30
CABOT MICROELECTRONICS CORP
filed 2006-08-09
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JUNE 30, 2006

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

As of July 31, 2006, the Company had 24,227,331 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$84,936	$65,037	$233,813	$196,623

Cost of goods sold *	44,524	33,843	123,430	102,048

Gross profit	40,412	31,194	110,383	94,575

Operating expenses:
Research, development and technical *	12,060	10,462	35,040	30,863
Selling and marketing *	5,486	3,938	15,587	12,126
General and administrative *	9,086	6,106	25,736	18,143
Amortization of intangibles	19	85	27	255
Total operating expenses	26,651	20,591	76,390	61,387

Operating income	13,761	10,603	33,993	33,188

Other income, net	764	969	2,570	1,914
Income before income taxes	14,525	11,572	36,563	35,102
Provision for income taxes	4,743	3,234	11,773	10,881

Net income	$9,782	$8,338	$24,790	$24,221

Basic earnings per share	$0.40	$0.34	$1.02	$0.98

Weighted average basic shares outstanding	24,205	24,609	24,276	24,611

Diluted earnings per share	$0.40	$0.34	$1.02	$0.98

Weighted average diluted shares outstanding	24,205	24,610	24,276	24,660

* Includes the following amounts related to share-based compensation expense:
Cost of goods sold	$164	$-	$477	$-
Research, development and technical	239	-	715	-
Selling and marketing	262	-	766	-
General and administrative	1,951	-	5,590	-
Tax benefit	(968)	-	(2,793)	-
Total share-based compensation expense, net of tax	$1,648	$-	$4,755	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$49,417	$44,436
Short-term investments	120,065	126,605
Accounts receivable, less allowance for doubtful accounts of $571 at
June 30, 2006, and $470 at September 30, 2005	48,215	36,759
Inventories	32,201	28,797
Prepaid expenses and other current assets	5,644	5,970
Deferred income taxes	2,842	3,240
Total current assets	258,384	245,807

Property, plant and equipment, net	133,977	135,784
Goodwill	2,068	1,373
Other long-term assets	8,587	3,799
Total assets	$403,016	$386,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,748	$10,236
Capital lease obligations	1,232	1,170
Accrued expenses, income taxes payable and other current liabilities	19,375	24,216
Total current liabilities	31,355	35,622

Capital lease obligations	4,680	5,436
Deferred income taxes	-	4,967
Deferred compensation and other long-term liabilities	2,097	1,654
Total liabilities	38,132	47,679

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,232,390 shares at June 30, 2006, and
25,198,809 shares at September 30, 2005	24	24
Capital in excess of par value of common stock	153,416	145,011
Retained earnings	242,849	218,059
Accumulated other comprehensive income	1,729	1,160
Unearned compensation	(140)	(171)
Treasury stock at cost, 1,027,804 shares at June 30, 2006,
and 774,020 shares at September 30, 2005	(32,994)	(24,999)
Total stockholders’ equity	364,884	339,084

Total liabilities and stockholders’ equity	$403,016	$386,763

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$24,790	$24,221
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	14,996	14,374
Loss on equity investment	566	244
Share-based compensation expense	7,548	-
Share-based compensation income tax benefits	-	1,288
Deferred income tax expense (benefit)	(4,828)	593
Other	1,132	689
Changes in operating assets and liabilities:
Accounts receivable	(11,286)	9,391
Inventories	(3,425)	(8,524)
Prepaid expenses and other assets	379	(2,029)
Accounts payable, accrued liabilities and other current liabilities	2,422	(6,302)
Income taxes payable, deferred compensation and other noncurrent liabilities	809	(2,415)
Net cash provided by operating activities	33,103	31,530

Cash flows from investing activities:
Additions to property, plant and equipment	(19,642)	(13,266)
Proceeds from the sale of property, plant and equipment	18	-
Acquisition of business	(2,282)	-
Purchase of patents	(5,000)	-
Purchases of equity investments	-	(1,930)
Purchases of short-term investments	(114,755)	(87,221)
Proceeds from the sale of short-term investments	121,392	81,230
Net cash used in investing activities	(20,269)	(21,187)

Cash flows from financing activities:
Repurchase of common stock	(7,995)	(13,532)
Net proceeds from issuance of stock	789	6,519
Principal payments under capital lease obligations	(693)	(646)
Net cash used in financing activities	(7,899)	(7,659)

Effect of exchange rate changes on cash	46	(291)
Increase in cash	4,981	2,393
Cash and cash equivalents at beginning of period	44,436	43,308
Cash and cash equivalents at end of period	$49,417	$45,701

Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$822	$-
Issuance of restricted stock	68	125

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). We believe we are the world’s leading supplier of these slurries. We also develop, manufacture and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area. In addition, we are developing and commercializing CMP polishing pads, which are used in conjunction with slurries in the CMP process. We also pursue a variety of surface modification applications outside of the semiconductor and hard disk drive industries for which our capabilities and knowledge may provide improved productivity or previously unseen surface performance.

CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. In this polishing process, CMP slurries and pads are used to level, smooth and remove excess material from the surfaces of these layers, while leaving minimal residue or defects on the surface. CMP slurries are liquid solutions generally composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level. CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe CMP will continue to be important in the future as manufacturers continue to shrink the size of these devices and to improve their performance.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of June 30, 2006, cash flows for the nine months ended June 30, 2006, and June 30, 2005, and results of operations for the three and nine months ended June 30, 2006, and June 30, 2005. The results of operations for the three and nine months ended June 30, 2006, may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP slurries.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.

2. SHARE-BASED COMPENSATION PLANS

In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (the “Plan”), which is administered by the Compensation Committee of the Board of Directors and is intended to provide enough shares to give us ongoing flexibility to attract, retain and reward our employees, directors, consultants and advisors. Non-qualified stock options issued under the Plan are generally time-based and provide for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the grant date. The Plan also provides for restricted stock awards, of which there have been few granted to date. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the lower closing price at either the beginning or end of each semi-annual stock purchase period. During the nine months ended June 30, 2006, 26,573 shares of stock were purchased under the ESPP.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

ACCOUNTING FOR SHARE-BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (SFAS 123R), which requires all share-based payments to employees and directors, including stock option grants and employee stock purchases, to be recognized in the income statement based on their fair values. SFAS 123R supersedes our previous accounting for share-based compensation under Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as allowed under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). Under SFAS 123R, the pro forma disclosure alternative permitted under SFAS 123 is no longer allowable. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) which provides further clarification on the implementation of SFAS 123R.

Effective October 1, 2005, we adopted SFAS 123R using the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for the three and nine months ended June 30, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based awards granted subsequent to September 30, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, we continue to use the Black-Scholes option-pricing model ("Black-Scholes model") to estimate grant date fair value. In addition, we continue to attribute share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate. Forfeitures are estimated based on historical experience with periodic adjustments based on actual experience.

In conjunction with the adoption of SFAS 123R, we applied the provisions of SAB 107 in developing our methodology to estimate our Black-Scholes model inputs. A number of these inputs are highly subjective, including the expected term of our stock options and the price volatility of the underlying stock. Under SFAS 123R, we estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively traded options on our stock. Prior to the adoption of SFAS 123R, we estimated expected volatility based only on our stock’s historical volatility in accordance with SFAS 123 for purposes of our pro forma disclosure. We believe that implied volatility is more reflective of market conditions; however, due to the shorter length in term of the actively traded options on our stock, we believe it to be appropriate to use a blended assumption for our stock options. In addition, we have updated our stock option expected term assumption by adopting SAB 107’s simplified method, due to our limited amount of historical option exercise data. This method uses an average of the vesting and contractual terms. The fair value of our share-based awards was estimated, assuming no expected dividends, using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended June 30, 2006:

Stock Options	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected term (in years)	6.25	5.00	6.25	5.00
Expected volatility	56%	67%	56%	70%
Risk-free rate of return	5.0%	3.8%	4.5%	3.6%

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

ESPP	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected term (in years)	0.50	0.50	0.50	0.50
Expected volatility	26%	43%	28%	49%
Risk-free rate of return	4.4%	3.1%	3.8%	2.9%

The Black-Scholes model is primarily used in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. Because employee stock options and employee stock purchases have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, our use of the Black-Scholes model for estimating the fair value of stock options and employee stock purchases may not provide an accurate measure. Although the value of our stock options and employee stock purchases are determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, those values may not be indicative of the fair values observed in a willing buyer/willing seller market transaction.

The table below reflects net income and earnings per share for the three and nine months ended June 30, 2006, compared with the pro forma information for the three and nine months ended June 30, 2005, as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005 (*)	2006	2005 (*)

Net income prior to adoption of SFAS 123R	N/A	$8,338	N/A	$24,221
Share-based compensation expense	$2,616	15,367	$7,548	48,803
Tax benefit	(968)	(4,303)	(2,793)	(15,078)
Share-based compensation expense, net of tax	1,648	11,064	4,755	33,725
Net income (loss), including the effect of share-based compensation expense	$9,782	$(2,726)	$24,790	$(9,504)

Earnings (loss) per share:

Basic - as reported for the prior period	N/A	$0.34	N/A	$0.98
Basic - including the effect of share-based compensation expense	$0.40	$(0.11)	$1.02	$(0.39)

Diluted - as reported for the prior period	N/A	$0.34	N/A	$0.98
Diluted - including the effect of share-based compensation expense	$0.40	$(0.11)	$1.02	$(0.39)

* Net income and earnings per share prior to fiscal 2006 did not include share-based compensation expense associated with employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123. Accordingly, share-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

In the fourth quarter of fiscal 2005, we revised pro forma share-based compensation expense determined under the fair value method, net of tax, to reverse compensation expense on actual stock option forfeitures related to the departure of certain executives in fiscal 2004. Such revised amounts reflect the application of the effects of updated forfeiture assumptions that we concluded are correctly reflected in fiscal 2004 rather than in fiscal 2005. The previously reported data for the three and nine months ended June 30, 2005, were as follows: total share-based compensation expense, net of tax, was $11,636 and $35,556, net losses including the effect of share-based compensation expense were $3,298 and $11,335, basic net losses per share including the effect of share-based compensation were $0.13 and $0.46, and diluted net losses per share including the effect of share-based compensation were $0.13 and $0.46.

Pro-forma share-based compensation expense in fiscal 2005 includes the effect of accelerating the vesting of approximately 1.3 million options to September 1, 2005, that had option prices greater than $34.65 as of September 27, 2004. The acceleration enabled us to eliminate the recognition of share-based compensation expense associated with these out-of-the-money options in our consolidated financial statements upon the adoption of SFAS 123R in October 2005. The costs presented in the preceding table may not be representative of the total effects on reported income for future years. Factors that may impact future years include, but are not limited to, changes to our historical approaches to long-term incentives, such as the timing and number of additional grants of stock option awards, the vesting period and contractual term of stock option awards and types of equity awards granted. Further, share-based compensation may be impacted by changes in the fair value of future awards through variables such as fluctuations in and volatility of our stock price, as well as changes in employee exercise behavior and forfeiture rates.

STOCK OPTION ACTIVITY

A summary of stock option activity under the Plan as of June 30, 2006, and changes during the first nine months of fiscal 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Term	(in thousands)
Outstanding at September 30, 2005	4,181,529	$48.84
Granted	984,090	30.60
Exercised	-	-
Forfeited or canceled	(602,473)	54.25
Outstanding at June 30, 2006	4,563,146	$44.20	7.2	$66
Exercisable at June 30, 2006	2,725,647	$51.39	6.0	$8

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of our third quarter of fiscal 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of our third quarter of fiscal 2006. The total intrinsic value of options exercised was $0 and $57 during the three months ended June 30, 2006 and 2005, and $0 and $4,462 for the nine months ended June 30, 2006 and 2005, respectively.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts

The total cash received from options exercised was $0 and $98 during the three months ended June 30, 2006 and 2005, and $0 and $5,655 for the nine months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from options exercised was $0 and $21 during the three months ended June 30, 2006 and 2005 and $0 and $1,651 for the nine months ended June 30, 2006 and 2005, respectively. Using the Black-Scholes model, the weighted-average fair value of stock options granted was $17.24 and $18.03 per share during the three months ended June 30, 2006 and 2005, and $17.85 and $22.33 per share for the nine months ended June 30, 2006 and 2005, respectively.

A summary of the status of the nonvested stock options under the Plan as of June 30, 2006, and changes during the first nine months of fiscal 2006 is presented below:

		Weighted
		Average
	Stock	Grant Date
	Options	Fair Value

Nonvested at September 30, 2005	1,194,850	$22.19
Granted	984,090	17.85
Vested	(295,450)	22.16
Forfeited	(45,991)	21.62
Nonvested at June 30, 2006	1,837,499	$19.88

As of June 30, 2006, there was $26,020 of total unrecognized share-based compensation expense related to nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Earnings available to common shares	$9,782	$8,338	$24,790	$24,221

Denominator:
Weighted average common shares	24,204,586	24,608,837	24,276,302	24,611,389
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	19	1,437	49	48,753
Diluted weighted average common shares	24,204,605	24,610,274	24,276,351	24,660,142
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.40	$0.34	$1.02	$0.98

Diluted	$0.40	$0.34	$1.02	$0.98

Net income for the three months ended June 30, 2006, includes $1,648 of share-based compensation expense, net of tax, and the effect of recording share-based compensation expense on basic and diluted earnings per share was $0.07 per share. Net income for the nine months ended June 30, 2006, includes $4,755 of share-based compensation expense, net of tax, and the effect of recording share-based compensation expense on basic and diluted earnings per share was $0.20 per share. There was no corresponding share-based compensation expense under SFAS 123 for the three months or nine months ended June 30, 2005, because we had not adopted the recognition provisions of SFAS 123. See Note 2 for additional information.

For the three months ended June 30, 2006 and 2005, approximately 4.6 million and 4.2 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended June 30, 2006 and 2005, approximately 4.3 million and 3.8 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the same reason.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$9,782	$8,338	$24,790	$24,221
Other comprehensive income:
Net unrealized gain on derivative
instruments	9	9	27	26
Foreign currency translation adjustment	1,957	(1,902)	542	(306)
Total comprehensive income	$11,748	$6,445	$25,359	$23,941

5. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest income	$1,448	$1,043	$3,992	$2,424
Interest expense	(291)	(154)	(563)	(478)
Other income (expense)	(393)	80	(859)	(32)
Total other income, net	$764	$969	$2,570	$1,914

6. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2006	2005

Raw materials	$14,612	$17,923
Work in process	1,563	562
Finished goods	16,026	10,312
Total	$32,201	$28,797

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,068 and $1,373 as of June 30, 2006, and September 30, 2005, respectively. The $695 increase was related to our October 2005 purchase of the assets of Surface Finishes Co., Inc.

The components of intangible assets were as follows:

	June 30, 2006		September 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patents	$5,000	$15	$-	$-
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	1,137	1,012	1,000	1,000
Total intangible assets	$8,687	$3,577	$3,550	$3,550

In June 2006 we purchased nine CMP slurry patents from the International Business Machines Corp. (IBM) for a cost of $5,000, which is being amortized over approximately 2.7 years. Based on our intangible assets at June 30, 2006, estimated future amortization expense is $468 for our fourth fiscal quarter of 2006, $1,872 for each of fiscal 2007 and 2008, and $825 for fiscal 2009.

8. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	June 30,	September 30,
	2006	2005

Accrued compensation	$10,733	$9,569
Raw materials accrual	2,866	1,939
Warranty accrual	768	1,426
Fixed asset accrual	450	8,204
Income taxes payable	1,983	1,290
Other	2,575	1,788
Total	$19,375	$24,216

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications or performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate applied against sales made in the current quarterly period, plus an additional amount related to any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements decreased during the first nine months of fiscal 2006 as follows:

Balance as of September 30, 2005	$1,426
Additions charged to expense	291
Deductions	(949)
Balance as of June 30, 2006	$768

INDEMNIFICATION DISCLOSURE

In the normal course of business, we are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Generally, these obligations arise in the context of agreements entered into by us, under which we customarily agree to hold the other party harmless against losses arising from items such as a breach of certain representations and covenants by us including title to assets sold, certain intellectual property rights and certain environmental matters. These terms are common in the industries in which we conduct business. In each of these circumstances, payment by us is subject to certain monetary and other limitations and is conditioned on the other party making an adverse claim pursuant to the procedures specified in the particular agreement, which typically allow us to challenge the other party’s claims.

We evaluate estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and as of June 30, 2006, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

10. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation sets forth a recognition threshold and measurement element for the recognition and measurement of a tax position taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

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

11. SUBSEQUENT EVENTS

In June 2006, we entered into agreements to purchase substantially all of the assets and certain associated proprietary technology and intellectual property of QED Technologies, Inc. (QED), and to assume approximately $2,000 of certain of its current liabilities. QED is a privately-held company that specializes in unique, patented polishing and metrology systems for shaping and polishing of high precision optics. At the July 2006 closing of the transaction, we paid $19,000 in cash from our available balance, and we may pay up to an additional $4,500 depending upon the performance of the QED business over the two years following the purchase. We expect to record a pre-tax charge of approximately $1,000 in our fourth fiscal quarter of 2006 due to the immediate write-off of “in-process” research and development activities.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding future sales and operating results; Company and industry growth and trends; growth of the markets in which the Company participates; international events; product performance; the generation, protection and acquisition of intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; the construction of new facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2005, including the consolidated financial statements and related notes thereto.

THIRD QUARTER OF FISCAL 2006 OVERVIEW

We believe we are the world’s leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. We develop, produce and sell CMP slurries for polishing materials such as copper, tungsten and dielectric in IC devices, and also for polishing the coatings on disks in hard disk drives and magnetic heads. In addition, we are developing and commercializing CMP polishing pads, which are used in conjunction with slurries in the CMP process. Demand for our CMP products for IC devices is primarily based on the number of wafers, or “wafer starts”, of these advanced devices produced by semiconductor manufacturers.

In addition to strengthening and growing our core CMP business, through our Engineered Surface Finishes (ESF) growth initiative we are exploring a variety of surface modification applications where we believe our technical ability to shape, enable and enhance the performance of surfaces at an atomic level may provide improved productivity or previously unseen surface performance. By supplementing our internal development efforts with some externally acquired technologies and businesses, we seek to leverage our expertise in CMP formulation, materials and polishing techniques for the semiconductor industry to address other demanding market applications requiring nanoscale control of surface shape and finish, and gain access to a variety of markets that we do not currently serve.

In pursuit of our ESF initiative, in June 2006 we announced that we had entered into agreements to purchase substantially all of the assets and assume certain current liabilities of QED Technologies, Inc. (QED), a privately held company that specializes in unique, patented polishing and metrology systems for shaping and polishing of high precision optics. Over the past twelve months, QED has recognized approximately $12 million in revenue and has sold over 100 systems that are in operation worldwide. We expect the QED business will leverage our expertise in polishing chemistry and materials to enhance the development of consumable materials for optical processes, and that our global infrastructure will accelerate QED’s entry into new markets. At the July 2006 closing of the transaction, we paid approximately $19 million in cash from our available balance and assumed approximately $2 million of current liabilities. We may pay up to an additional $4.5 million depending upon the performance of the QED business over the two years following the purchase. We expect the effect of the acquisition to be mildly dilutive to our earnings per share over approximately the next two years, due to integration costs and the impact of amortizing the cost of acquired intangible assets, and accretive thereafter.

Index
This quarter, we strengthened the competitive position of our intellectual property for CMP slurry in two ways. First, we acquired a number of patents and associated rights relating to CMP slurry technology from IBM for $5 million. These patents and associated rights cover a wide range of CMP slurry applications, and we believe they represent a valuable complement to our existing technology and build on the overall strength of our intellectual property. Second, we were successful in an action we brought before the United States International Trade Commission (ITC) concerning Cheil Industries, Inc. (Cheil) and its importation and sale within the United States of certain CMP slurries that infringe certain of our patents. The ITC’s actions served to grant our request to prevent this competitor from, among other things, importing any infringing products into the U.S.

In August 2005, we announced plans to sell our products directly to customers in Taiwan, rather than through Marketech, an independent distributor, and in April 2006 we executed this orderly transition. Because we now sell directly to customers in Taiwan and provide the value-add service that our distributor had previously provided, we keep a portion of the markup that our distributor charged its end customers. However, we are now responsible for some logistics costs that largely offset the higher prices.

In our third fiscal quarter, we recorded our highest quarterly sales volumes and our highest quarterly revenue in our company’s history. Our revenue of $84.9 million represents a 26.0% increase from the previous quarter and a 30.6% increase compared with the same quarter in our last fiscal year. We believe these revenues are indicative of the recent health in the overall semiconductor industry, as well as strength in demand for our specific products, in all application areas of CMP. Because the previous fiscal quarter included the significant impact of our transition to selling directly to customers in Taiwan, sequential comparisons may not be meaningful this quarter.

There are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; the effect of competition on pricing; and quarter to quarter changes in our revenue regardless of industry strength.

Gross profit expressed as a percentage of revenue for our third fiscal quarter was 47.6%, which represents an increase from the 46.8% reported for the previous fiscal quarter. This increase was primarily driven by higher capacity utilization and higher prices, partially offset by the higher costs in certain areas, including logistics costs, associated with selling directly to customers in Taiwan. We expect to continue to experience competition and pricing pressure. Recently, we have been able to maintain our gross profit as a percentage of revenue in the range of 48%, plus or minus two percentage points, by achieving productivity improvements in our manufacturing operations as well as introducing new, higher-margin products. In the fourth fiscal quarter of 2006, we continue to expect our gross margin as a percentage of revenue to be 48%, plus or minus two percentage points.

We expect operating expenses to increase in our fourth fiscal quarter because of three factors. We expect to write off approximately $1 million of the QED acquisition cost related to QED’s in-process research and development efforts, which will be a one-time charge. Secondly, we expect the ongoing rate of QED’s operating expenses to be in the range of $2 million to $2.5 million per quarter. Finally, we expect to recognize approximately $0.5 million of additional amortization expense per quarter through March 2009 for our recently purchased patents from IBM.

Diluted earnings per share for our third fiscal quarter was $0.40, or $0.18 more than the $0.22 per share reported in the second fiscal quarter. We believe the increase in EPS was primarily due to the negative impact of our transition to selling directly to customers in Taiwan during the previous quarter. Earnings per share in the third quarter of fiscal 2005 of $0.34 was not impacted by either the direct sales transition or share-based compensation expense, which was approximately $0.07 per share in the third quarter of fiscal 2006, resulting from our adoption of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on October 1, 2005, as discussed below.

Index

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. There were no material changes in our critical accounting estimates during the first nine months of fiscal 2006, except for the following:

SHARE-BASED COMPENSATION EXPENSE

Effective October 1, 2005 we adopted SFAS 123R, which requires all share-based payments to employees and directors, including stock option grants and employee stock purchases, to be recognized in the income statement based on their fair values. SFAS 123R supersedes our previous accounting for share-based compensation under Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as allowed under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). We adopted SFAS 123R using the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under SFAS 123R, we continue to attribute share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate. Forfeitures were estimated based on historical experience. In addition, we continue to use the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate grant date fair value. The Black-Scholes model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. A small change in the estimated assumptions can have a relatively large effect on the estimated valuation. Under SFAS 123R, we estimate expected volatility based on a combination of our stock’s historical volatility and the implied volatilities from actively traded options on our stock. Prior to the adoption of SFAS 123R, we estimated expected volatility based only on our stock’s historical volatility in accordance with SFAS 123 for purposes of our pro forma disclosure. We believe that implied volatility is more reflective of market conditions; however, due to the shorter length in term of the actively traded options, we believe it to be appropriate to use a blended assumption. In addition, we have updated our expected term assumption by adopting SAB 107’s simplified method, due to our limited amount of historical option exercise data. This method uses an average of the vesting and contractual terms.

For the three and nine months ended June 30, 2006, we recognized $1.6 million and $4.8 million of after-tax share-based compensation expense and anticipate recognizing approximately $6.4 million of after-tax share-based compensation in the aggregate during fiscal 2006. Because expected share-based compensation expense for fiscal 2006 would have been higher if the vesting of certain unvested and “out-of-the-money” stock options had not been accelerated to September 1, 2005, it may not be representative of share-based compensation expense for future years. In addition, factors that may impact future years include, but are not limited to, changes to our historical approaches to long-term incentives, such as the timing and number of additional grants of stock option awards, the vesting period and contractual term of stock option awards and types of equity awards granted. Further, share-based compensation may be impacted by changes in the fair value of future awards through variables such as fluctuations in and volatility of our stock price, as well as changes in employee exercise behavior and forfeiture rates.

ACCOUNTING FOR INVESTMENTS

During our second quarter of fiscal 2006, and following a recapitalization of the ownership of NanoProducts Corporation (NPC), our ability to influence the operating and financial policies of NPC was significantly reduced, resulting in a change in our method of accounting for our investment from the equity method to the cost method. Our investment in NPC at June 30, 2006, was $2.6 million.

Index
RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006, VERSUS THREE MONTHS ENDED JUNE 30, 2005

REVENUE

Revenue was $84.9 million for the three months ended June 30, 2006, which represented a 30.6%, or $19.9 million, increase from the three months ended June 30, 2005. Of this increase, $18.2 million was due to an increase in sales volume and $1.7 million was due to an increase in weighted average selling price primarily from a higher-priced product mix, partially offset by selected price reductions granted to certain customers. Revenue would have been $0.8 million higher had the average exchange rates for the Japanese Yen and Euro during the period held constant with the prior year’s third fiscal quarter average rates.

COST OF GOODS SOLD

Total cost of goods sold was $44.5 million for the three months ended June 30, 2006, which represented an increase of 31.6% or $10.7 million from the three months ended June 30, 2005. Of this increase, $9.5 million was due to higher volumes and $1.2 million was due to higher average costs per gallon. The higher average costs per gallon primarily resulted from a higher cost product mix.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.6% for the three months ended June 30, 2006, compared with 48.0% for the three months ended June 30, 2005. The 0.4 percentage point decrease in gross profit expressed as a percentage of revenue resulted primarily from selected price reductions granted to certain customers as well as higher fixed costs partially offset by higher utilization of our manufacturing capacity. We continue to experience competition and pricing pressure, but expect to be able to maintain our gross profit as a percentage of revenue in the range of 48%, plus or minus two percentage points, by achieving productivity improvements in our manufacturing operations as well as introducing new, higher margin products.

Index
RESEARCH, DEVELOPMENT AND TECHNICAL

Research, development and technical expenses were $12.1 million in the three months ended June 30, 2006, which represented an increase of 15.3%, or $1.6 million, from the three months ended June 30, 2005. Research, development and technical expenses increased primarily due to increased staffing costs of $1.2 million, of which $0.2 million in share-based compensation expense related to our technical staff. Research, development and technical expenses also increased due to higher depreciation expense of $0.4 million related to the October 2005 opening of our Asia Pacific technology center in Geino, Japan. These increases were partially offset by decreased costs for clean room materials and laboratory supplies of $0.4 million.

Our research and development efforts are focused on four main areas: development and formulation of new and enhanced CMP slurry and pad products; research related to fundamental technology such as advanced chemistry and particle technology; process development to support rapid and effective commercialization of new products; and evaluation of new polishing applications outside of the semiconductor and data storage industries, as part of our ESF initiative.

Our technical efforts are focused on applications support, as well as clarifying customers’ present and next generation needs so that we produce relevant products, improve our product development cycle times and stay competitive.

SELLING AND MARKETING

Selling and marketing expenses were $5.5 million in the three months ended June 30, 2006, which represented an increase of 39.3%, or $1.5 million, from the three months ended June 30, 2005. Selling and marketing expenses increased primarily due to increased staffing costs of $1.1 million, including $0.3 million in share-based compensation expense and $0.3 million in higher estimated accruals for our annual incentive program related to our sales and marketing staff, as well as $0.2 million in increased sales and marketing staffing costs as part of our transition to selling directly to customers in Taiwan.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $9.1 million in the three months ended June 30, 2006, which represented an increase of 48.8%, or $3.0 million, from the three months ended June 30, 2005. The increase resulted primarily from a $3.0 million increase in staffing related costs driven primarily by the recognition of $2.0 million in share-based compensation expense related to our executive and administrative staff.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles was negligible for the three months ended June 30, 2006, and $0.1 million for the three months ended June 30, 2005. We expect our amortization to increase in the future due to the amortization of our recently acquired patents and the acquired intangible assets related to our purchase of QED.

OTHER INCOME, NET

Other income was $0.8 million in the three months ended June 30, 2006, compared with $1.0 million from the three months ended June 30, 2005. The decrease in other income was primarily due to higher foreign exchange losses of $0.5 million, partially offset by a $0.4 million increase in interest income attributable to higher interest rates and a higher average balance of cash and short-term investments.

Index
PROVISION FOR INCOME TAXES

Our effective income tax rate was 32.7% for the three months ended June 30, 2006, and 27.9% for the three months ended June 30, 2005. The increase in the effective tax rate was primarily due to reduced research and experimentation tax credits and lower extraterritorial income tax deductions related to export sales of our products from North America due to the phase-out of this tax benefit.

NET INCOME

Net income was $9.8 million for the three months ended June 30, 2006, which represented an increase of 17.3%, or $1.4 million, from the three months ended June 30, 2005 as a result of the factors discussed above.

NINE MONTHS ENDED JUNE 30, 2006, VERSUS NINE MONTHS ENDED JUNE 30, 2005

REVENUE

Revenue was $233.8 million for the nine months ended June 30, 2006, which represented an 18.9%, or $37.2 million, increase from the nine months ended June 30, 2005. Of this increase, $43.0 million was due to an increase in sales volume, partially offset by a $5.8 million decrease due to a lower weighted average selling price resulting from selected price reductions that were granted to certain customers. Revenue would have been $3.3 million higher had the average exchange rates for the Japanese Yen and Euro during the nine-month period held constant with the prior year’s nine-month average rates.

COST OF GOODS SOLD

Total cost of goods sold was $123.4 million for the nine months ended June 30, 2006, which represented an increase of 21.0% or $21.4 million from the nine months ended June 30, 2005. Of this increase, $22.3 million was due to an increase in volume, partially offset by a $1.0 million reduction due to a decrease in the average cost per gallon. The lower average cost per gallon resulted primarily from higher utilization of our manufacturing capacity due to the higher level of sales, which more than offset a higher cost product mix and higher fixed costs.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.2% for the nine months ended June 30, 2006, compared with 48.1% for the nine months ended June 30, 2005. The 0.9 percentage point decrease in gross profit expressed as a percentage of revenue resulted primarily from selected price reductions and higher fixed costs. These adverse effects were partially offset by higher utilization of our manufacturing capacity due to the higher level of sales.

RESEARCH, DEVELOPMENT AND TECHNICAL

Research, development and technical expenses were $35.0 million in the nine months ended June 30, 2006, which represented an increase of 13.5%, or $4.2 million, from the nine months ended June 30, 2005. Research, development and technical expense increased primarily due to increased staffing costs of $2.2 million, including $0.7 million in share-based compensation expense associated with our research, development and technical staff. Research, development and technical expense also increased due to increased depreciation expense of $0.9 million, increased costs for clean room materials and lab supplies of $0.3 million, increased travel costs of $0.3 million and increased utilities costs of $0.3 million. These higher costs resulted partially from the October 2005 opening of our Asia Pacific technology center in Geino, Japan.

Index
SELLING AND MARKETING

Selling and marketing expenses were $15.6 million in the nine months ended June 30, 2006, which represented an increase of 28.5%, or $3.5 million, from the nine months ended June 30, 2005. Selling and marketing expense increased primarily due to increased staffing costs of $2.4 million, including $0.8 million in share-based compensation expense associated with our sales and marketing staff. Another $0.3 million of the increase was due to increased travel to the Asia Pacific region as we execute on our strategies to get closer to our customers, such as transitioning to selling direct to customers in Taiwan and moving our data storage business to Singapore. Selling and marketing expenses also increased $0.2 million due to higher professional fees and $0.2 million due to higher office rental fees.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $25.7 million in the nine months ended June 30, 2006, which represented an increase of 41.9%, or $7.6 million, from the nine months ended June 30, 2005. The increase resulted primarily from an increase in staffing related costs of $7.5 million, including $5.6 million in share-based compensation expense associated with our executive and administrative staff. In addition, professional fees increased by $0.6 million, which included costs to enforce our intellectual property portfolio, partially offset by reduced depreciation expense of $0.3 million.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles was negligible for the nine months ended June 30, 2006, and $0.3 million for the nine months ended June 30, 2005.

OTHER INCOME, NET

Other income was $2.6 million in the nine months ended June 30, 2006, compared with $1.9 million from the nine months ended June 30, 2005. The increase in other income was primarily due to higher interest income of $1.6 million attributable to higher interest rates and a higher average balance of cash and short-term investments, partially offset by a $0.5 million increase in expense recorded in the first quarter of fiscal 2006 related to our investment in NanoProducts Corporation, which at the time was accounted for under the equity method. Additionally, the increase was offset by higher foreign exchange losses of $0.4 million.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 32.2% for the nine months ended June 30, 2006 and 31.0% for nine months ended June 30, 2005. The increase in the effective tax rate was primarily attributable to reduced research and experimentation tax credits and lower extraterritorial income tax deductions related to export sales of our products from North America due to the phase-out of this tax benefit.

NET INCOME

Net income was $24.8 million for the nine months ended June 30, 2006, which represented an increase of 2.3%, or $0.6 million, from the nine months ended June 30, 2005 as a result of the factors discussed above.

Index

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $33.1 million for the nine months ended June 30, 2006, and $31.5 million for the nine months ended June 30, 2005. Our cash provided by operating activities in the nine months ended June 30, 2006, originated from net income from operations of $24.8 million and noncash items of $19.4 million, partially offset by a net increase in working capital of $11.1 million.

In the nine months ended June 30, 2006, cash flows used in investing activities were $20.3 million. Purchases of property, plant and equipment of $19.6 million were made primarily for the construction of our Asia Pacific technology center and for projects in our manufacturing operations. In addition, we used $5.0 million to acquire patents and associated rights relating to CMP slurry technology and $2.3 million to acquire substantially all of the assets and assume certain liabilities of Surface Finishes Co., Inc. These cash outflows were partially offset by $6.6 million received as net proceeds from short-term investments. In the nine months ended June 30, 2005, cash flows used in investing activities were $21.2 million, of which $13.3 million was used for capital spending, including purchases of equipment for our polishing clean room and metrology facility in Aurora, Illinois, construction of our new Asia Pacific technology center, and expansions of our manufacturing capacity. In addition, $6.0 million was used for net purchases of short-term investments. We also made the final $1.9 million payment in December 2004 with respect to the July 2004 acquisition of a minority ownership interest in NanoProducts Corporation, for which we paid a total of $3.8 million.

In the nine months ended June 30, 2006, cash flows used in financing activities were $7.9 million, primarily due to $8.0 million in purchases of common stock under our share repurchase program. In the nine months ended June 30, 2005, cash flows used in financing activities of $7.7 million resulted from the purchase of $13.5 million of common stock and principal payments of $0.6 million made under capital lease obligations. These outflows were partially offset by the issuance of common stock of $6.5 million primarily related to the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan.

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

In November 2003, we terminated and replaced our existing unsecured revolving credit and term loan with an amended and restated unsecured revolving credit facility of $50.0 million with an option to increase the facility up to $80.0 million. This agreement runs through November 2007 and can be renewed for another year; we intend to exercise our option to renew. Interest accrues on any outstanding balance at either the institution’s base rate or the eurodollar rate plus an applicable margin. We also pay a non-use fee. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

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

Index

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2006, and September 30, 2005, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$5.9	$1.2	$2.2	$2.5	$-
Operating leases	2.3	1.2	1.0	0.1	-
Purchase obligations	76.1	63.1	9.3	3.1	0.6
Other long-term liabilities	2.1	-	-	-	2.1
Total contractual obligations	$86.4	$65.5	$12.5	$5.7	$2.7

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

PURCHASE OBLIGATIONS

We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. We also operate under the fumed alumina supply agreement with Cabot Corporation described above in Capital Lease Obligations, under which we are obligated to pay certain fixed, capital and variable costs. Purchase obligations include an aggregate amount of $38.2 million of contractual commitments for fumed silica and fumed alumina under these contracts.

On June 15, 2006, we entered into agreements to purchase substantially all of the assets and certain associated proprietary technology and intellectual property of QED Technologies, Inc., and assume certain of its current liabilities. QED is a privately-held company that specializes in unique, patented polishing and metrology systems for shaping and polishing of high precision optics. Purchase obligations include an aggregate amount of $23.5 million related to the acquisition, $19.0 million of which was paid at the July 2006 closing. The remaining $4.5 million obligation is dependent upon the performance of the QED business over the two years following the purchase.

Index

OTHER LONG-TERM LIABILITIES

Other long-term liabilities include $1.1 million for pension liabilities and $1.0 million for deferred compensation obligations.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation sets forth a recognition threshold and measurement element for the recognition and measurement of a tax position taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations. Some of our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese Yen and, to a lesser extent, the British Pound and the Euro. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. However, we may be unable to hedge these exposures completely. Approximately 15% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of June 30, 2006, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

Index

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

While we believe the present design of our disclosure controls and procedures is effective enough to make known to our senior management in a timely fashion all material information concerning our business, we intend to continue to improve the design and effectiveness of our disclosure controls and procedures to the extent we believe necessary in the future to provide our senior management with timely access to such material information, and to correct deficiencies that we may discover in the future, as appropriate.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our customer base is concentrated among a limited number of large customers. One or more of these principal customers may stop buying CMP slurries from us or may substantially reduce the quantity of CMP slurries they purchase from us. Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in CMP slurries sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations. Our five largest customers accounted for approximately 46% and 53% of our revenue for the nine months ended June 30, 2006 and 2005, respectively. Our largest customer during these periods was Marketech, our distributor in China and, until April 2006, our distributor in Taiwan. On April 1, 2006, we began selling our products directly to customers in Taiwan, as a result of the modification of our distribution agreement with Marketech that we announced in August 2005. This transition to selling directly to customers in Taiwan is beginning to reduce the concentration of our sales.

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

Also, if we change the supplier or type of key raw materials, such as fumed metal oxides, we use to make our CMP slurries, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries for their manufacturing processes and products. The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP slurries to these customers.

BECAUSE WE HAVE LIMITED EXPERIENCE IN BUSINESS AREAS OUTSIDE OF CMP SLURRIES, EXPANSION OF OUR BUSINESS INTO NEW PRODUCTS AND APPLICATIONS MAY NOT BE SUCCESSFUL

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our CMP business from CMP slurries into other areas, such as polishing pads. Additionally, under our engineered surface finishes initiative we are actively pursuing a variety of surface modification applications, such as high precision optics, where we believe our technical ability to shape, enable and enhance the performances of surfaces at an atomic level may provide improved productivity or previously unseen surface performance. Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers’ needs or we may be unable to keep pace with technological or other developments. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States. For fiscal 2005, approximately 78% of our revenue was generated by sales to customers outside of the United States. For the nine months ended June 30, 2006, approximately 79% of our revenue was generated by sales to customers outside the United States. We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

We expect to continue to make investments in companies, either through acquisitions, investments or alliances, in order to supplement our internal efforts. Acquisitions and investments involve numerous risks, including the following: difficulties in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; potential difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2006	-	-	-	$32,005
May 1 through May 31, 2006	-	-	-	$32,005
Jun. 1 through Jun. 30, 2006	-	-	-	$32,005

Total	-	-	-	$32,005

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

Index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description

10.47	Asset Purchase Agreement by and among Cabot Microelectronic Corporation, QED Technologies International, Inc., QED Technologies, Inc., Don Golini, and Lowell Mintz dated June 15, 2006

10.48	Technology Asset Purchase Agreement dated June 15, 2006 by and among Cabot Microelectronics Corporation, QED Technologies International, Inc., and Byelocorp Scientific, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: August 8, 2006	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 8, 2006	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Index