Form 10-K
period 2006-09-30
CABOT MICROELECTRONICS CORP
filed 2006-11-29
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-30205

CABOT MICROELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)
DELAWARE	36-4324765
(State of Incorporation)	(I.R.S. Employer Identification No.)

870 NORTH COMMONS DRIVE	60504
AURORA, ILLINOIS	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (630) 375-6631

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act ).   Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2006, as reported by the NASDAQ Global Select Market, was approximately $897,990,000. For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

As of October 31, 2006, the Company had 23,957,552 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 6, 2007, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

This Form 10-K includes statements that constitute “forward-looking statements” within the meaning of federal securities regulations. For more detail regarding “forward-looking statements” see Item 7 of Part II of this Form 10-K.

CABOT MICROELECTRONICS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

PART I

ITEM 1. BUSINESS

OUR COMPANY

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our''), which was incorporated in the state of Delaware in 2000, is the leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). CMP is a process that polishes surfaces at an atomic level, thereby enabling IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.

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

In addition to expanding our core business in the semiconductor industry, we also are beginning to grow our business through our engineered surface finishes (ESF) initiative. We believe we can leverage our expertise in CMP slurry formulation, materials and polishing techniques and apply it to demanding surface modification and fine finish polishing applications in other industries where shaping, enabling and enhancing performance is critical to success. For example, we develop, manufacture and sell CMP slurries for polishing certain components in the hard disk drive industry, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area. In addition to growing internally, we also are expanding through acquisitions such as our July 2006 acquisition of substantially all of the assets and assumption of certain liabilities of QED Technologies, Inc. (QED), a privately-held company that specializes in unique, patented polishing and metrology systems for fabricating high precision optics. Metrology systems measure surface finish, shape and performance of the optic. Further, in October 2005 we acquired substantially all of the assets and assumed certain liabilities of Surface Finishes Co., Inc. (“Surface Finishes”), a privately-held company that specializes in precision machining techniques at the sub-nanometer level on prototype or production components such as mirrors for optical imaging and scanning, air bearings, optical disc molds, large area reference surfaces and custom gauging.

IC DEVICE MANUFACTURING

An advanced IC device is composed of millions of transistors and other electronic components connected by miles of wiring. The wiring, composed primarily of either aluminum or copper, carries electrical signals through the multiple layers of the IC device. Insulating material is used throughout the IC device to electrically isolate the electronic components and the wiring. To enhance performance, IC device manufacturers have progressively increased the number and density of transistors and other electronic components in each IC device. Consequently, the number of wires and the number of discrete layers have also increased.

The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon. A large number of identical IC devices, or dies, are manufactured on each wafer at the same time. The first step in the manufacturing process builds transistors and other electronic components on the silicon wafer. These are isolated from each other using a layer of insulating material, most often silicon dioxide, to prevent electrical signals from bridging from one transistor to another. These components are then wired together using either aluminum or copper in a particular sequence to produce a functional IC device with specific characteristics. When the wiring on one layer of the IC device is completed, another layer of insulating material is added. The process of alternating insulating and wiring layers is repeated until the desired wiring within the IC device is finished. At the end of the process, the wafer is cut into the individual dies, which are then packaged to form individual chips.

The percentage of IC devices that utilize CMP in the manufacturing process has increased steadily over time as semiconductor technology has advanced and performance requirements of IC devices have increased. We believe that CMP is used in just over half of all IC devices made today, and we expect that CMP will be used more extensively in the future as manufacturers continue to shrink the size of devices.

IC devices can generally be segmented into either logic or memory devices. Logic devices include chips such as microprocessors, digital signal processors, microcomponents and microcontrollers. These are normally computing-intensive devices that need to perform large numbers of processing steps every second. Advanced logic chips use copper wiring to provide increased processing speed because copper wiring has lower electrical resistance than aluminum wiring; aluminum wiring is generally used in chips that do not require this speed, such as logic devices of older technology, because it is more cost-effective than using copper wiring. Memory devices, which include flash, DRAM and SRAM chips, function by reading, storing and writing data. Traditionally this segment has been highly cost sensitive and processing speed is not as critical as in logic devices. Therefore, memory devices tend to use aluminum wiring.

CMP PROCESS AND BENEFITS

CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced IC devices. In this polishing process, CMP slurries and pads are used to level, smooth and remove excess material from the surfaces of these layers via a combination of chemical reactions and mechanical abrasion, while leaving minimal residue or defects on the surface and leaving only the material necessary for circuit integrity. CMP slurries are liquid solutions generally composed of high-purity deionized water, proprietary chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level. CMP pads are engineered polymeric materials designed to distribute and transport the slurry to the surface of the wafer and distribute it evenly across the wafer. During the CMP process the wafer is typically held on a rotating carrier, which is pressed down against a rotating polishing table and spun in a circular motion. The portion of the table that comes in contact with the wafer is covered by a textured polishing pad. A CMP slurry is continuously applied to the polishing pad to facilitate and enhance the polishing process. Hard disk drive manufacturers use a process similar to this IC CMP process to smooth the surface of substrate disks before depositing magnetic media.

The characteristics that are important for an effective CMP process include:

▪	High polishing rates, which increase productivity and throughput;
▪	Selectivity, which is the ability to enhance the polishing of specific materials while at the same time inhibiting the polishing of other materials;
▪	Uniform planarity, which minimizes unevenness as different layers are built on the wafer;
▪	Uniformity of polishing, which means that different surface materials can be polished to the same degree at the same time across the wafer, leading to uniformity of all dies on the wafer;
▪	Low defectivity, which means that the devices have fewer imperfections and therefore produce higher yield; and
▪	Cost, because it is important for users to minimize their cost of manufacturing.

These attributes may be achieved through technical optimization of the CMP slurry and pad in conjunction with an appropriately designed CMP process. Prior to introducing new or different CMP slurries into its manufacturing process, an IC device manufacturer generally requires the product to be qualified in its processes through an extensive series of tests and evaluations. These qualifications are intended to ensure that the product will function properly in the manufacturing process, as well as to optimize its application. These tests may require changes to the CMP process or the CMP slurry. While this qualification process varies depending on numerous factors, it is generally quite costly and may take six or more months to complete. IC device manufacturers usually take the cost, time delay and impact on production into account when they consider implementing or switching to a new CMP slurry or supplier.

CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects and a greater density of transistors and other electronic components than was previously possible. CMP provides the near perfectly smooth and flat surface required to create the associated intricate wiring patterns. By enabling IC device manufacturers to make smaller IC devices, CMP also allows them to increase the number of IC devices that fit on a wafer. This increase in the number of IC devices per wafer in turn increases the throughput, or the number of IC devices that can be manufactured in a given time period, and reduces the cost per chip. CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield. Improvements in throughput and yield reduce an IC device manufacturer's unit production costs, and reducing costs is one of the highest priorities of a semiconductor manufacturer because return on its significant investment in manufacturing capacity can be enhanced by lower unit costs. More broadly, sustained growth in the semiconductor industry traditionally has been fueled by lower unit costs that have made IC devices more affordable in an expanding range of applications.

PRECISION POLISHING PROCESSES AND BENEFITS

Through our ESF initiative, we are applying our technical expertise in CMP slurry formulation, materials and polishing techniques to demanding surface modification and fine finish polishing applications in other industries where shaping, enabling and enhancing performance of surfaces is critical to success. We believe we can deliver improvements in production economics, figure precision and surface finish (smoothness and texture) for a variety of difficult-to-polish materials, potentially enabling the use of these materials in higher-value applications.

In addition, many of the production processes currently used in precision machining and polishing have been based on traditional, labor-intensive techniques, which are being replaced by computer-controlled, deterministic processes. Our CMP technology may help to accelerate this transition to automated processes in several areas by providing consistent, rapid results.

OUR PRODUCTS

CMP SLURRIES AND POLISHING PADS FOR IC DEVICES

We develop and produce CMP slurries of various formulations for a wide range of polishing applications including tungsten and dielectric materials, which currently represent the most common use of CMP in IC device manufacturing. Slurries for polishing tungsten and dielectrics are used primarily in memory devices and older generation logic devices. Dielectric slurries are used in inter layer dielectric (ILD) applications, which represent the more mature and cost-sensitive part of the CMP business, as well as in advanced dielectric applications, which require higher performing solutions such as those used for pre-metal dielectric and direct shallow trench isolation applications.

We also develop and manufacture slurry products for polishing copper, which is used primarily in the wiring of advanced IC logic devices to provide increased processing speed because copper wiring has lower electrical resistance than aluminum wiring. These products include different slurries for polishing the copper film, as well as for the thin barrier metal layer used to separate copper from the adjacent insulating material. We have multiple products to enable different integration schemes depending on specific customer needs and for a range of technology nodes.

We are currently developing and commercializing CMP polishing pads utilizing our own and licensed technology. CMP polishing pads are consumable materials used in the CMP process that work in conjunction with CMP slurries to facilitate the polishing process, as described above. We believe that CMP polishing pads represent a natural adjacency to our CMP slurry business, and that there is value in co-developing slurries and pads to achieve technically optimized CMP solutions.

CMP SLURRIES FOR THE DATA STORAGE INDUSTRY

We develop and produce CMP slurries for polishing the coating on rigid disks as well as magnetic heads in hard disk drives, which represents an extension of our core CMP slurry technology and manufacturing capabilities established for the semiconductor industry. We believe CMP significantly improves the surface finish of these coatings, resulting in greater storage capacity of the substrates, and also improves the production efficiency of manufacturers of hard disk drives by helping them increase their throughput and yield.

PRECISION OPTICS PRODUCTS AND SERVICES

Through our wholly-owned subsidiary, QED, we design and produce precision polishing equipment for advanced optics applications that allows customers to attain near-perfect shape (figure) and surface (finish) on a range of optical devices such as mirrors, lenses and prisms. Historically, advanced optics have been produced using labor-intensive processes so variability is common. QED has created an automated polishing system that enables rapid, deterministic and repeatable surface correction to the most demanding levels of precision and surface finish in dramatically less time than with traditional means. The machine uses Magneto-Rheological Finishing, QED’s proprietary surface figuring and finishing technology, which employs magnetic fluids and sophisticated computer technology to polish a variety of shapes.

Fabrication of high quality, advanced optics is often hampered by the lack of accurate and affordable metrology. For example, interferometers, which measure the surface of an optic, traditionally are limited by the size and precision of the reference optic used. QED has developed a Subaperture Stitching Interferometry (SSI) workstation that enables the automatic capture of precise metrology data for large and/or strongly curved optical parts and gives the user a complete map of the optical surface. The SSI workstation measures portions of large optical parts, and digitally “stitches” these portions together into a single complete surface map. This map is needed to produce high precision optics to exacting tolerances.

INDUSTRY TRENDS

The semiconductor industry has experienced rapid growth over the past three decades, but it has also been cyclical. In our early history as an independent entity, our revenue grew despite the protracted semiconductor industry downturn from 2001 to 2003, primarily because CMP was used in only the most advanced IC devices and the most advanced technology continued to grow even though the overall semiconductor industry contracted. Since CMP has become more broadly used within the IC industry, the semiconductor industry downturn in fiscal 2005 affected us, and we believe this downturn contributed to our revenue decline in that year. The semiconductor industry recovered moderately in fiscal 2006.

As we enter fiscal 2007, and semiconductor technology continues to advance, we believe that CMP technical solutions are becoming more complex, and leading-edge technologies now often require some customization by customer, tool set and process integration approach. Leading-edge device designs are introducing more materials and processes into next generation chips. Further, as CMP technology has matured, we believe that semiconductor manufacturers’ processes have become highly sensitive to CMP slurries, and customers now demand a high level of consistency and quality in CMP slurry products. Also, as CMP technology advances, customers are selecting suppliers much earlier in their development processes.

On a geographic basis, the Asia Pacific region continues to be the fastest growing region for IC manufacturing, as well as for our business, and we expect this trend to continue. We anticipate the worldwide market for CMP consumables used by IC device manufacturers will grow in the future as a result of expected increases in the number of IC devices produced, the percentage of IC devices produced that require CMP, the number of CMP polishing steps used to produce these devices and new materials used in semiconductor devices. We believe that the increased emphasis on memory technology and the incorporation of advanced logic and memory products into digital consumer devices will continue to be a key growth driver in the industry over the long term and will parallel the industry’s traditional emphasis on microprocessors for computing applications.

We expect this anticipated growth will be somewhat mitigated by increased efficiencies in CMP slurry usage, driven by pressure on IC manufacturers to reduce costs, including the costs of the CMP process. For example, historically the semiconductor industry has migrated to increasingly larger wafers to manufacture chips. The predominant wafer size used for volume production today is 200 mm, or eight-inch, wafers, but a substantial number of new semiconductor manufacturing facilities (“fabs”) being built use 300 mm, or 12-inch, wafers to gain the economic advantages of a larger surface area. IC manufacturers use more CMP slurry on a 300 mm wafer, but use less slurry per device produced. However, we believe that the lower cost of the devices due to the economies of 300 mm manufacturing will spur additional growth of these devices due to greater affordability, consistent with past industry transitions to larger wafer sizes.

Our recent QED acquisition introduces us to the precision optics industry. We believe precision optics are pervasive, have new application growth potential and serve several existing large and growing markets such as semiconductor equipment, aerospace, defense, security and telecommunications. The precision optics industry appears to be transitioning from labor-intensive, artisan production methods for optical components to computer-controlled, deterministic production of high precision optics. The industry is also characterized by the need for higher precision in surface figure and finish, as well as a historical lack of significant advancements in state-of-the-art polishing methods.

STRATEGY

We believe our core competencies lie in our ability to shape, enable and enhance the performance of surfaces at an atomic level, as well as our ability to consistently and reliably deliver and support products around the world that meet our customers’ specifications. We intend to utilize these capabilities to strengthen and grow our core CMP business within the semiconductor and hard disk drive industries, and also to leverage our expertise in CMP process and slurry formulation into other technically demanding polishing applications that are synergistic to our core CMP slurry and pads businesses.

As we strengthen and grow our business, we intend to continue to implement the following strategic initiatives:

TECHNOLOGY LEADERSHIP

We believe that technology is vital to success in our CMP consumables and ESF businesses and we plan to continue to devote significant resources to research and development. We need to keep pace with the rapid technological advances in the semiconductor industry so we can continue to deliver a full line of CMP slurry products, over a range of technologies, that meet or exceed our customers' evolving needs. In October 2005 we opened our Asia Pacific technology center in Geino, Japan, which includes a clean room and provides polishing, metrology and product development capability to support our customers in the Asia Pacific region. Also, we built a technical service center in Taiwan with slurry formulation capability to provide expertise to our customers there; this technical service center acts as an extension of our Asia Pacific technology center. In addition, we moved our data storage laboratory to Singapore.

OPERATIONS EXCELLENCE

Our customers demand increasing performance of our products in terms of product quality and consistency and expect a highly reliable supply source. We believe the capacity and the location of our production facilities in the United States, Asia and Europe give us a competitive advantage in providing a dependable and predictable supply chain to meet our customers' CMP slurry and pad requirements in a consistent and timely manner. We believe that this ability to support a number of leading-edge customers with assurance of supply for business continuity is unique. We intend to continue to advance our strict quality systems in order to improve the uniformity and consistency of performance of our CMP products. To support our operations excellence initiative, we have adopted the concepts of Six Sigma across our Company; Six Sigma is a systematic, data-driven approach and methodology for improving quality by reducing variability in processes. We have made productivity and efficiency gains through this program in fiscal 2005 and 2006, and expect more in fiscal 2007. We also have extended our Six Sigma initiative to include joint projects with customers.

CONNECTING WITH CUSTOMERS

We believe that building close relationships with our customers is another cornerstone for long-term success in our business. We work closely with our customers to identify and develop new and better CMP consumables, to integrate our products into their manufacturing processes, and to assist them with supply, warehousing and inventory management. We have devoted significant resources to enhancing our close customer relationships and we are committed to continuing this effort. We believe that we are unique in our ability to support a number of leading-edge customers through business scale in CMP consumables.

We also believe in locating our employees in the same geographies as our customers. As more of our business shifts to the Asia Pacific region, we have reinforced our customer commitment with our Asia Pacific technology center in Geino, Japan, which we believe enhances our ability to provide optimized CMP solutions to our customers in this region. We built a technical service center in Taiwan for slurry formulation capability for our customers there. In April 2006 we began selling directly to customers in Taiwan, rather than through a distributor, in order to better serve them. In addition, we moved the portion of our business that serves the hard disk drive market to Singapore, because Southeast Asia is an important manufacturing region for a number of participants in this industry. By next year, we plan to add additional pad manufacturing capability in Taiwan and are exploring alternatives to add slurry manufacturing capabilities there as well. All of these initiatives represent our belief that by working closely with customers at a local level we can leverage our global knowledge to their benefit.

ENGINEERED SURFACE FINISHES INITIATIVE

In addition to strengthening and growing our core CMP business, we also are leveraging our CMP experience and technology developed for the semiconductor industry to explore new applications and products to diversify and grow our business in other demanding applications in which we believe our technical ability to shape, enable and enhance the performance of surfaces at an atomic level may provide improved productivity or previously unseen surface performance. Our slurries for data storage polishing applications represent one example, and we are also pursuing opportunities in optics, optoelectronics, flat panel displays and metal finishing.

In pursuit of this initiative, we are supplementing our internal development efforts with some externally acquired technologies and businesses. For example, in October 2005 we acquired substantially all of the assets and assumed certain current liabilities of Surface Finishes, which was a privately-held company established in 1949 that specializes in precision machining techniques at the sub-nanometer level. This acquisition provides us with commercial finishing capabilities that we expect will present opportunities to facilitate the introduction of our internally developed technology to customers beyond the semiconductor industry, and afford access to a variety of markets that benefit from precision surface finish, but that we do not currently serve.

In July 2006 we acquired substantially all of the assets, including certain associated proprietary technology and intellectual property, and assumed certain current liabilities of QED. QED was a privately-held company that specializes in unique, patented polishing and metrology systems for shaping and polishing high precision optics. The optics industry shares a number of attributes with the semiconductor market: the value of precise surface finish; employing some of the same materials like silicon and aluminum; and some overlap in customer base because photolithography equipment and optical inspection equipment for semiconductor and flat panel displays rely on the kind of precision optics enabled by QED’s technology.

CUSTOMERS, SALES AND MARKETING

Within the semiconductor industry, our customers are primarily producers of logic IC devices, producers of memory IC devices and IC foundries. Often, logic and memory companies outsource all or a portion of the production of physical devices to foundries, which provide contract manufacturing services, in order to avoid the high cost of constructing and operating a fab or in cases where they need additional capacity.

Our sales process begins long before the actual sale of our products and occurs on a number of levels. Due to the long lead times from research and development to product commercialization and sales, we have fundamental research teams who collaborate with customers on emerging applications years before the products are required by the market. We also have development teams who coordinate with our customers, using our research and development facilities and capabilities to design CMP products tailored to their precise needs. Next, our applications support teams work with customers to integrate our products into their manufacturing processes. Finally, as part of our sales process, our logistics and sales personnel provide supply, warehousing and inventory management to our customers. Through our interactive approach, we are able to build close relationships with our customers in a variety of areas.

We market our products primarily through direct sales to our customers. In the past, we also have relied to varying degrees on distributors. However, over the last few years we have reduced the number of resellers that distribute our products in situations where we have had sufficient business scale to support direct sales and where we have seen strategic benefit. For example, in April 2006 we began selling our products directly to customers in Taiwan rather than through Marketech, an independent distributor, although we still use Marketech to distribute our products in China. We believe this strategy is one way we can achieve our goal of staying connected with our customers.

In response to significant growth in the IC device manufacturing industry in Asia, we have implemented the following initiatives:

•	Increased the number of sales and marketing, technical and customer support personnel in the Asia Pacific region;
•	Transitioned to selling directly to customers in Taiwan, rather than through a distributor, as discussed above;
•	Opened our Asia Pacific technology center, which includes a clean room and provides polishing, metrology and product development capability to support our customers in this region;
•	Built a technical service center in Taiwan for slurry formulation capability for our customers there, as an extension of our Asia Pacific technology center; and
•	Relocated the portion of our business that serves the hard disk drive market to Singapore, because Southeast Asia is an important manufacturing region for a number of participants in this industry.

Our QED subsidiary supports customers in the semiconductor equipment, aerospace, defense, security and telecommunications markets, and counts among its worldwide customers leading precision optics manufacturers and the United States government. QED has strived to maintain a sustainable and loyal customer base.

In fiscal 2006, our five largest customers accounted for approximately 44% of our revenue, with Marketech and Taiwan Semiconductor Manufacturing Company (TSMC) accounting for approximately 19% and 10% of our revenue, respectively. Effective April 2006, with our transition to direct sales in Taiwan, we began selling directly to TSMC, our largest end customer, and other customers in Taiwan rather than through Marketech. For additional information on concentration of customers, refer to Note 2 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Form 10-K.

COMPETITION

We compete in the CMP consumables industry, which is characterized by rapid advances in technology and demanding product quality and consistency requirements. We face competition from other CMP consumables suppliers, and we also may face competition in the future from significant changes in technology or emerging technologies.

We believe that customers make supplier decisions based on three factors, in this order of priority: first, product performance; second, supply assurance, including the ability to reliably deliver a high level of consistency and quality in CMP slurry products; and third, product price. We believe that rapid incorporation of CMP technology and growth of the CMP industry, combined with our customers’ desires to gain purchasing leverage and lower their cost of ownership, have led to greater competitive activity among, and pricing pressure on, CMP slurry suppliers.

Our competitors range from small companies that compete with a single product and/or in a single geographic region to divisions of global companies with multiple lines of IC manufacturing products. However, we believe we have more CMP slurry business than each of our competitors. In our view, we are the only CMP slurry supplier today that serves a broad range of customers by offering and supporting a full line of CMP slurry products for all major applications over a range of technologies, and that has a proven track record of supplying these products globally in high volumes with the attendant required high level of technical support services. We intend to continue to invest in our extensive manufacturing and technological infrastructures, which we believe give us a competitive advantage and allow us to deliver the supply assurance that is important to our customers.

Our QED subsidiary operates in the precision optics industry. There are few direct competitors for QED’s technologies because they are relatively new and unique. We believe the main alternative to QED’s technology is non-adoption and continued reliance on traditional artisan-based methods of surface finishing.

RAW MATERIALS SUPPLY

Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials we use in many of our CMP slurries. In an effort to mitigate our raw materials supply risks, we have entered into multi-year supply agreements with a number of suppliers for the purchase of raw materials, including agreements with Cabot Corporation for the purchase of certain amounts and types of fumed silica and fumed alumina. For additional information regarding these agreements, refer to “Tabular Disclosure of Contractual Obligations”, included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Item 7 of Part II of this Form 10-K. In the interest of supply assurance, our strategy is to secure multiple sources of raw materials and qualify those sources as necessary to ensure our supply of raw materials remains uninterrupted.

RESEARCH, DEVELOPMENT AND TECHNICAL SUPPORT

We believe that technology is vital to success in the CMP business as well as in our other initiatives, and we plan to continue to devote significant resources to research and development, and balance our efforts between the shorter-term market needs and the longer-term investments required of us as the technology leader.

Our technology efforts are currently focused on four main areas:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP slurry and pad products;
•	Process development to support rapid and effective commercialization of new products; and
•	Evaluation of new polishing applications outside of the semiconductor industry.

We invest in fundamental CMP technology and materials research, in order to be prepared to meet the dynamic needs of advanced technology, investing well in advance of the market need because there are long lead times from research and development to commercialization and sales. We focus on such areas as: engineered polymer and particles; advanced metrology; and mechanistic understanding and emerging applications. As a result of our investment in research and development, we have a fundamental understanding of the CMP process, chemistry, and mechanics that we believe allows us to quickly and efficiently tailor our applications to meet the needs of our leading-edge customers.

We also develop and formulate new and enhanced CMP consumables and new CMP processes. We believe our leadership in this area depends in part on our ability to develop CMP applications tailored to our customers' needs, so we have assembled dedicated development teams that work closely with customers to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions. We also remain focused on supporting our customers in the use of our products in their processes, so we have technical teams dedicated to problem-solving and working with our customers daily at their facilities.

Beyond CMP for the semiconductor and data storage industries, we are also increasing internal research and development efforts related to our ESF initiative. We are leveraging our technical expertise in CMP formulation, materials and polishing techniques and applying it to demanding surface modification and fine finish polishing applications in other industries where shaping, enabling and enhancing performance is critical to success. We believe that a number of application areas we are currently developing represent natural adjacencies to our core CMP business and technology, and include uses in fields such as optics, optoelectronics, flat panel displays and metal finishing.

We believe competitive advantage lies in technology leadership, and that our investments in research and development provide us with leading-edge polishing and metrology capabilities to support the most advanced and challenging customer technology requirements on a global basis. In fiscal 2006, 2005 and 2004 we incurred approximately $48.1 million, $43.0 million and $44.0 million, respectively, in research and development expenses. Investments in research and development property, plant and equipment are capitalized and depreciated over their useful lives. We operate a research and development facility in Aurora, Illinois, which is staffed by a team that includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP products. This facility features a state-of-the-art Class 1 clean room and advanced equipment for product development. We also have invested in 300 mm polishing and metrology capabilities to remain aligned with our leading-edge customers and to provide us with the ability to replicate their CMP activities in our clean room. In addition, we operate a technology center in Japan that we believe enhances our ability to provide optimized CMP solutions to our customers in the Asia Pacific region, and underscores our commitment both to continuing to invest in our technology infrastructure to maintain our technology leadership, and to becoming even more responsive to the needs of our customers. Other examples of this commitment include our technical service center in Taiwan and our data storage laboratory in Singapore that provide additional slurry formulation capability.

INTELLECTUAL PROPERTY

Our intellectual property is important to our success and ability to compete. As of October 31, 2006, we had 137 active U.S. patents and 103 pending U.S. patent applications. In most cases we file counterpart foreign patent applications. Many of these patents are important to our continued development of new and innovative products for CMP and related processes, as well as for new business initiatives, such as ESF. Our patents have a range of duration and we do not expect to lose any material patent through expiration in the next five years. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements. We vigorously and proactively pursue any parties that attempt to compromise our investments in research and development by infringing our intellectual property. For example, we recently were successful in an action we brought before the United States International Trade Commission (ITC) concerning Cheil Industries, Inc. and its importation and sale within the United States of certain CMP slurries that infringe certain of our patents. The ITC’s actions served to grant our request to prevent this competitor from, among other things, importing any infringing products into the U.S.

We also may acquire intellectual property from others to enhance our intellectual property portfolio. For example, in June 2006 we entered into a patent assignment agreement with the International Business Machines Corporation (IBM). Under the terms of the agreement, we acquired a number of patents and associated rights relating to CMP slurry technology from IBM, including various applications such as copper, copper barrier, tungsten, and dielectrics, among others. We believe these technology rights will enhance our competitive advantage by providing us with future product development opportunities and expanding our already substantial intellectual property portfolio. Furthermore, with our QED and Surface Finishes acquisitions we acquired certain associated proprietary technology and intellectual property.

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

EMPLOYEES

We believe we have a world-class team of scientists, technologists, engineers and other human resources who make our Company successful. As of October 31, 2006, we employed 742 individuals, including 357 in operations, 208 in research and development, 85 in sales and marketing and 92 in administration. None of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages and in general consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We sell our products worldwide. Our geographic coverage allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends, and offers us an opportunity to take advantage of new markets for products.

For more financial information about geographic areas, see Note 17 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Form 10-K.

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

In fiscal 2006, our five largest customers accounted for approximately 44% of our revenue, with Marketech, a distributor, and TSMC accounting for approximately 19% and 10% of our revenue, respectively. Effective April 2006, with our transition to direct sales in Taiwan, we began selling directly to TSMC, our largest end customer, and our other customers in Taiwan rather than through Marketech. In fiscal 2005, our five largest customers accounted for approximately 53% of our revenue, with Marketech accounting for approximately 35% of our revenue.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR EXISTING OR FUTURE COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from current CMP slurry manufacturers or new entrants to the CMP slurry market could seriously harm our business and results of operations. Competition from other existing providers of CMP slurries could continue to increase, and opportunities exist for other companies with sufficient financial or technological resources to emerge as potential competitors by developing their own CMP slurry products. Increased competition has and may continue to impact the prices we are able to charge for our slurry products as well as our overall business. In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

ANY PROBLEM OR INTERRUPTION IN SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, INCLUDING FUMED METAL OXIDES, COULD DELAY OUR SLURRY PRODUCTION AND ADVERSELY AFFECT OUR SALES

Our business would suffer from any problem or interruption in our supply of the key raw materials we use in our CMP slurries, including fumed alumina and fumed silica. For example, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica. We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed metal oxides, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by our customers. In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers could adversely affect us.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States. Approximately 79% and 78% of our revenue was generated by sales to customers outside of the United States for fiscal 2006 and 2005, respectively. We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

BECAUSE WE HAVE LIMITED EXPERIENCE IN BUSINESS AREAS OUTSIDE OF CMP SLURRIES, EXPANSION OF OUR BUSINESS INTO NEW PRODUCTS AND APPLICATIONS MAY NOT BE SUCCESSFUL

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our CMP business from CMP slurries into other areas, such as polishing pads. Additionally, under our engineered surface finishes initiative we are actively pursuing a variety of surface modification applications, such as high precision optics. Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers’ needs or we may be unable to keep pace with technological or other developments. Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

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

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in companies, either through acquisitions, investments or alliances, in order to supplement our internal growth and development efforts. Acquisitions and investments involve numerous risks, including the following: difficulties in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; potential difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

Further, we may never realize the perceived or anticipated benefits of a business combination or investments in other entities. Acquisitions by us could have negative effects on our results of operations, such as contingent liabilities, gross profit margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities. Investments and acquisitions of technology and development stage companies are inherently risky because these businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors. There are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; and quarter to quarter changes in our revenue regardless of industry strength. Some factors that affect demand for our products are driven by variables such as our customer’s production of logic versus memory devices, customer integration schemes, share gains and losses and pricing changes by us and our competitors.

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

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements by, and changes in market evaluations of, us or participants in the semiconductor and related industries; changes in business or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; and trading volume of our common stock.

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

We have adopted change in control arrangements covering our executive officers and other key employees. These arrangements provide for a cash severance payment, continued medical benefits and other ancillary payments and benefits upon termination of service of a covered employee’s employment following a change in control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal U.S. facilities that we own consist of:

▪	a global headquarters and research and development facility in Aurora, Illinois, comprising approximately 200,000 square feet;
▪	a commercial dispersion plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet;
▪	a commercial manufacturing plant in Aurora, Illinois, comprising approximately 48,000 square feet;
▪	an additional 13.2 acres of vacant land in Aurora, Illinois, to accommodate the possibility of future growth; and
▪	a facility in Addison, Illinois, comprising approximately 15,000 square feet.

In addition, we lease a facility in Rochester, New York, comprising approximately 21,000 square feet.

Our principal foreign facilities that we own consist of:

▪	a commercial dispersion plant and distribution center in Geino, Japan, comprising approximately 113,000 square feet;
▪	a research and development facility in Geino, Japan, comprising approximately 20,000 square feet.

Our principal foreign facilities that we lease consist of:

▪	a commercial manufacturing plant, research and development facility and business office in Singapore, comprising approximately 24,000 square feet;
▪	a commercial dispersion plant in Barry, Wales, comprising approximately 22,000 square feet; and
▪	an office, laboratory and pilot plant in Hsin-Chu, Taiwan, comprising approximately 20,000 square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers and their ages as of October 31, 2006.

NAME	AGE	POSITION

William P. Noglows	48	Chairman of the Board, President and Chief Executive Officer
H. Carol Bernstein	46	Vice President, Secretary and General Counsel
Jean Pol Delrue	59	Vice President of Global Sales
William S. Johnson	49	Vice President and Chief Financial Officer
Daniel J. Pike	43	Vice President of Corporate Development
Stephen R. Smith	47	Vice President of Marketing
Clifford L. Spiro	52	Vice President of Research and Development
Adam F. Weisman	44	Vice President of Business Operations
Daniel S. Wobby	43	Vice President of Asia Pacific Region
Thomas S. Roman	45	Principal Accounting Officer and Corporate Controller

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

H. CAROL BERNSTEIN has served as our Vice President, Secretary and General Counsel since August 2000. From January 1998 until joining us, Ms. Bernstein served as the General Counsel and Director of Industrial Technology Development of Argonne National Laboratory, which is operated by the University of Chicago for the United States Department of Energy. From May 1985 until December 1997, she served in various positions with the IBM Corporation, culminating in serving as an Associate General Counsel, and was the Vice President, Secretary and General Counsel of Advantis Corporation, an IBM joint venture. Ms. Bernstein received her B.A. from Colgate University and her J.D. from Northwestern University; she is a member of the Bar of the states of Illinois and New York.

JEAN POL DELRUE has served as our Vice President of Global Sales since April 2005. Previously, he was our Vice President of European Business Region since July 2004. He also served as our European Business Manager from June 2001 to July 2004. Prior to joining us, Dr. Delrue worked for Ebara Precision Machinery Europe from January 1995 to June 2001, culminating in serving as the Vice President of CMP Europe. Prior to that, he served as the Business and Technical Development Director and Member of the Management Board at Riber Instruments SA. Dr. Delrue holds an Executive M.B.A. from the Centre de Perfectionnement des Affaires in Paris, France, a Ph.D. in Physical Chemistry from Belgium's University of Mons, and has performed post doctorate work in chemical engineering at Stanford University.

WILLIAM S. JOHNSON has served as our Vice President and Chief Financial Officer since April 2003. Prior to joining us, Mr. Johnson served as Executive Vice President and Chief Financial Officer for Budget Group, Inc. from August 2000 to March 2003. Before that, Mr. Johnson spent 16 years at BP Amoco in various senior finance and management positions, the most recent of which was President of Amoco Fabrics and Fibers Company. Mr. Johnson received his B.S. in Mechanical Engineering from the University of Oklahoma and his M.B.A. from the Harvard Business School.

DANIEL J. PIKE has served as our Vice President of Corporate Development since January 2004 and prior to that was our Vice President of Operations from December 1999. Mr. Pike served as Cabot Corporation’s Director of Global Operations from 1996 to 1999. Prior to that, Mr. Pike worked for FMC Corporation. Mr. Pike received his B.S. in Chemical Engineering from the University of Buffalo and his M.B.A. from the Wharton School of Business of the University of Pennsylvania.

STEPHEN R. SMITH has served as our Vice President of Marketing since September 2006, and previously was our Vice President of Marketing and Business Management since April 2005 and our Vice President of Marketing and Sales from October 2001. Prior to joining us, Mr. Smith served as Vice President, Sales & Business Development for Buildpoint Corporation from 2000 to October 2001. Prior to that, Mr. Smith spent 17 years at Tyco Electronics Group, formerly known as AMP Incorporated, in various management positions. Mr. Smith earned a B.S. in Industrial Engineering from Grove City College and an M.B.A. from Wake Forest University.

CLIFFORD L. SPIRO has served as Vice President of Research and Development since December 2003. Prior to joining us, Dr. Spiro served as Vice President of Research and Development at Ondeo-Nalco from 2001 through November 2003. Prior to that, Dr. Spiro held research and development management and senior technology positions at the General Electric Company from 1980 through 2001, the most recent of which was Global Manager - Technology for Business Development. Dr. Spiro received his B.S. in Chemistry from Stanford University and his Ph.D. in Chemistry from the California Institute of Technology.

ADAM F. WEISMAN has served as our Vice President of Business Operations since September 2006, and prior to that was our Vice President of Operations. Before joining us, Mr. Weisman held various engineering and senior operations management positions with the General Electric Company from 1988 through 2004, including having served as the General Manager of Manufacturing for GE Plastics - Superabrasives, and culminating in serving as the Executive Vice President of Operations for GE Railcar Services. Prior to joining GE, he worked as an engineering team leader and pilot plant manager for E.I. Du Pont de Nemours & Company. Mr. Weisman holds a B.S. in Ceramic Engineering from Alfred University.

DANIEL S. WOBBY has served as our Vice President of Asia Pacific Region since September 2005. Prior to that, Mr. Wobby served as Vice President of Greater China and Southeast Asia starting in February 2004. Mr. Wobby previously was our Corporate Controller and Principal Accounting Officer from 2000 to 2004. From 1989 to 2000, Mr. Wobby held various accounting and operations positions with Cabot Corporation culminating in serving as Director of Finance. Mr. Wobby earned a B.S. in Accounting from St. Michael’s College and an M.B.A. from the University of Chicago’s Graduate School of Business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded publicly on the NASDAQ Global Select Market (formerly the NASDAQ National Market) under the symbol "CCMP" since our initial public offering in April 2000. The following table sets forth the range of quarterly high and low closing sales prices for our common stock on the NASDAQ Global Select Market.

	HIGH	LOW
Fiscal 2005
First Quarter	40.80	30.58
Second Quarter	38.37	30.43
Third Quarter	31.77	27.39
Fourth Quarter	33.10	27.74
Fiscal 2006
First Quarter	32.33	28.26
Second Quarter	37.14	28.82
Third Quarter	38.25	25.84
Fourth Quarter	32.34	26.21
Fiscal 2007 First Quarter (through October 31, 2006)	31.25	28.36

As of October 31, 2006, there were approximately 1,025 holders of record of our common stock. No dividends were declared or paid in either fiscal 2006 or fiscal 2005 and we have no current plans to pay cash dividends in the future.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 through July 31, 2006	−	−	−	$32,005
Aug. 1 through Aug. 31, 2006	269,363	$29.70	269,363	24,004
Sept. 1 through Sept. 30, 2006	−	−	−	24,004
Total	269,363	$29.70	269,363	$24,004

In the fourth quarter of fiscal 2005, we completed our initial $25.0 million share repurchase program, which was authorized in July 2004. On October 27, 2005, we announced that our Board of Directors had authorized a new share repurchase program for up to $40.0 million of our outstanding common stock. Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We fund share repurchases from our existing cash balance. The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion. We view the program as an effective means to return cash to shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for each year of the five-year period ended September 30, 2006, has been derived from the audited consolidated financial statements. Certain reclassifications of prior fiscal year amounts have been made to conform to the current period presentation.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes to those statements included in Items 7 and 8 of Part II of this Form 10-K, as well as Risk Factors included in Item 1A of Part I of this Form 10-K.

CABOT MICROELECTRONICS CORPORATION
SELECTED FINANCIAL DATA - FIVE YEAR SUMMARY
(Amounts in thousands, except per share amounts)

	Year Ended September 30,
	2006	2005	2004	2003	2002
Consolidated Statement of Income Data:
Revenue	$320,795	$270,484	$309,433	$251,665	$235,165
Cost of goods sold	171,758	141,282	156,805	124,269	113,067
Gross profit	149,037	129,202	152,628	127,396	122,098

Operating expenses:
Research, development and technical	48,070	43,010	44,003	41,516	33,668
Selling and marketing	21,115	16,989	16,225	11,221	9,667
General and administrative	34,319	25,427	22,691	18,565	17,803
Litigation settlement	-	-	-	-	1,000
Purchased in-process research and development	1,120	-	-	-	-
Total operating expenses	104,624	85,426	82,919	71,302	62,138
Operating income	44,413	43,776	69,709	56,094	59,960

Other income (expense), net	4,111	2,747	139	(27)	763
Income before income taxes	48,524	46,523	69,848	56,067	60,723
Provision for income taxes	15,576	14,050	23,120	18,334	20,038
Net income	$32,948	$32,473	$46,728	$37,733	$40,685

Basic earnings per share	$1.36	$1.32	$1.89	$1.55	$1.68

Weighted average basic shares outstanding	24,228	24,563	24,750	24,401	24,160

Diluted earnings per share	$1.36	$1.32	$1.88	$1.53	$1.66

Weighted average diluted shares outstanding	24,228	24,612	24,882	24,665	24,565

Cash dividends per share	$-	$-	$-	$-	$-

	As of September 30,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Current assets	$261,505	$245,807	$229,681	$179,112	$123,283
Property, plant and equipment, net	130,176	135,784	127,794	133,695	132,264
Other assets	20,452	5,172	5,816	2,810	2,838
Total assets	$412,133	$386,763	$363,291	$315,617	$258,385

Current liabilities	$38,833	$35,622	$32,375	$28,916	$30,571
Long-term debt	-	-	-	-	3,500
Other long-term liabilities	5,529	12,057	15,294	14,928	10,808
Total liabilities	44,362	47,679	47,669	43,844	44,879
Stockholders' equity	367,771	339,084	315,622	271,773	213,506
Total liabilities and stockholders' equity	$412,133	$386,763	$363,291	$315,617	$258,385

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding future sales and operating results; Company and industry growth and trends; growth of the markets in which the Company participates; international events; product performance; the generation, protection and acquisition of intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; the construction of new or refurbishment of existing facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

OVERVIEW

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') is the leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). CMP is a process that polishes surfaces at an atomic level, thereby enabling IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe that demand for our products is primarily based on the number of wafers, or “wafer starts”, of advanced devices produced by semiconductor manufacturers.

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

In addition to strengthening and growing our core CMP business, through our Engineered Surface Finishes (ESF) initiative we are exploring a variety of surface modification applications where we believe our technical ability to shape, enable and enhance the performance of surfaces at an atomic level may provide improved productivity or previously unseen surface performance. By supplementing our internal development efforts with some externally acquired technologies and businesses, we seek to leverage our expertise in CMP slurry formulation, materials and polishing techniques for the semiconductor industry to address other demanding market applications requiring nanoscale control of surface shape and finish, and gain access to a variety of markets that we do not currently serve.

In pursuit of our ESF initiative, we completed two acquisitions in fiscal 2006. In October 2005, we acquired substantially all of the assets and assumed certain current liabilities of Surface Finishes Co., Inc., a privately-held company that specializes in precision machining techniques at the sub-nanometer level, as well as associated real property from a related trust. The total purchase price, was approximately $2.3 million. In July 2006 we acquired substantially all of the assets and assumed certain current liabilities of QED Technologies, Inc. (QED), a privately-held company that specializes in unique, patented polishing and metrology systems for shaping and polishing of high precision optics. The purchase price was approximately $19 million, which we paid in cash from our available balance and we may pay up to an additional $4.5 million depending upon the performance of the QED business over the two years following the purchase.

On a geographic basis, the Asia Pacific region continues to be the fastest growing region for IC manufacturing as well as for our business, and we expect this trend to continue in the future. In furtherance of our strategic initiatives to advance our technology leadership and to stay connected with our customers, we opened our Asia Pacific technology center, located adjacent to our existing manufacturing facility in Geino, Japan, which includes a clean room and provides polishing, metrology and product development capability to support our customers in the region. In addition, we moved the portion of our business that serves the rigid disk market to Singapore, since a number of important industry participants are located in Southeast Asia. Another example of our commitment to staying connected with customers is our transition to direct sales in Taiwan. In August 2005 we announced plans to sell our products directly to customers in Taiwan, rather than through Marketech, an independent distributor, effective April 2006. We executed this orderly transition in our second fiscal quarter of 2006. Our distributor sold its remaining inventory of our products to our customers and we built inventory required to service these customers directly; this caused a short-term adverse effect to our normal sales pattern of approximately $10 million to $11 million during our second fiscal quarter. However, following the transition period, our sales volumes rebounded and our revenue increased slightly to the extent we were able to gain a portion of our distributor’s markup.

This year, we added to our portfolio of intellectual property for CMP slurries by acquiring from International Business Machines Corporation (IBM) a number of patents and associated rights relating to CMP slurry technology for $5.0 million. These patents and associated rights cover a wide range of CMP slurry applications, and we believe they represent a valuable complement to our existing technology and build on the overall strength of our intellectual property. Additionally, we were successful in an action we brought before the United States International Trade Commission (ITC) concerning Cheil Industries, Inc. and its importation and sale within the United States of certain CMP slurries that infringe certain of our patents. The ITC’s actions served to grant our request to prevent this competitor from, among other things, importing any infringing products into the U.S.

In October 2005 we announced that our Board of Directors authorized a new share repurchase program for up to $40.0 million of our outstanding common stock. Shares were repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We intend to continue funding share repurchases from our existing cash balance. We view the program as an effective means to return cash to shareholders. The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion. In fiscal 2006 we repurchased 523,147 shares of stock for a total price of $16.0 million, leaving $24.0 million remaining under the program at the beginning of fiscal 2007.

Revenue for fiscal 2006 was $320.8 million, which was an increase of 18.6% from the $270.5 million reported for fiscal 2005, due largely to an increase in sales volume. This increase in revenue reflects a modest semiconductor industry recovery in 2006 following a downturn in 2005. Our long-term goal is to grow our revenue by 15% per year, which would allow us to achieve annual revenue of approximately $500 million in three years. However, there are many factors that make it difficult for us to predict future revenue trends for our business, including the cyclical nature of the semiconductor industry; timing of our potential future acquisitions; short order to delivery time for our products and the associated lack of visibility to future customer orders; and quarter to quarter changes in our revenue regardless of industry strength.

Gross profit expressed as a percentage of revenue for fiscal 2006 was 46.5%, which represents a decrease from the 47.8% reported for fiscal 2005. The decrease was primarily driven by selected price reductions and higher costs including those associated with commercializing our pad product line and the transition of our data storage business to Singapore. These adverse effects were partially offset by higher utilization of our manufacturing capacity due to the higher level of sales. We expect to be able to maintain our gross profit as a percentage of revenue in the range of 46% to 48% for fiscal year 2007. This guidance applies to our full fiscal year results rather than specific quarterly results; we may experience quarterly gross profit above or below this range due to fluctuations in our product mix or other factors.

Operating expenses, which include research, development, technical, selling, marketing, general and administrative expenses, increased 22.5%, or $19.2 million, from the $85.4 million reported for fiscal 2005. One of the primary reasons for this increase is the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) effective October 2005. Share-based compensation expense is now recognized in our income statement rather than just disclosed in our footnotes, which was previously allowed. Pre-tax share-based compensation expense for fiscal 2006 was $10.7 million, of which $10.0 million was classified in operating expenses. Another reason for the increase in operating expenses was higher staffing costs, including costs to support our initiatives in the Asia Pacific region. Operating expenses also increased due to our acquisitions described above, including for the expensing of purchased in-process research and development (IPR&D) associated with our QED acquisition. In fiscal 2007, we expect our operating expenses to be in the range of approximately $27 million to $30 million per quarter, trending up slightly within this range during the year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to bad debt expense, warranty obligations, inventory valuation, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, share-based compensation, income taxes and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances. While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded. As of September 30, 2006, our allowance for doubtful accounts represented 1.1% of gross accounts receivable. If we had increased our estimate of bad debts by 1.0%, to 2.1% of gross accounts receivable, our general and administrative expense would have increased by $0.5 million.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances. Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability may be required. As of September 30, 2006, our warranty reserve represented 1.1% of the current quarter revenue. If we had increased our warranty reserve estimate by 1.0%, to 2.1% of the current quarter revenue, our cost of goods sold would have increased by $0.9 million.

INVENTORY VALUATION

We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable. An inventory reserve is maintained based upon a historical percentage of actual inventory written off applied against inventory at the end of the period, adjusted for known conditions and circumstances. We exercise judgment in estimating the amount of inventory that is obsolete. Should actual product marketability and raw material fitness for use be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required.

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

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

We evaluate the estimated fair value of investments annually or more frequently if indicators of potential impairment exist, to determine if an other-than-temporary impairment in the value of the investment has taken place.

BUSINESS COMBINATIONS

In accordance with SFAS No. 141, “Business Combinations”, we allocate the purchase price of acquired entities to the tangible and intangible assets acquired, liabilities assumed, as well as IPR&D based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets and liabilities acquired. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows related to acquired developed technologies and patents and assumptions about the period of time the technologies will continue to be used in the combined Company’s product portfolio; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; and discount rates. Management’s estimates of value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

GOODWILL AND OTHER INTANGIBLE ASSETS

Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are tested annually or more frequently if indicators of potential impairment exist, using a fair-value-based approach. We determined that goodwill and other intangible assets were not impaired as of September 30, 2006.

SHARE-BASED COMPENSATION

Effective October 1, 2005, we adopted SFAS 123R, which requires all share-based payments, including stock option grants, restricted stock and employee stock purchases, to be recognized in the income statement based on their fair values. SFAS 123R supersedes our previous accounting for share-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). Under SFAS 123R, the pro forma disclosure alternative permitted under SFAS 123 and SFAS 148 is no longer allowable. We adopted SFAS 123R using the modified prospective transition method as permitted by SFAS 123R; therefore, we have not restated our financial results for prior periods. Under SFAS 123R, we continue to attribute share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate. Forfeitures were estimated based on historical experience. In addition, we continue to use the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate grant date fair value, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. A small change in the underlying assumptions can have a relatively large effect on the estimated valuation. Under SFAS 123R, we estimate expected volatility based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock. Prior to the adoption of SFAS 123R, we estimated expected volatility based only on our stock’s historical volatility in accordance with SFAS 123 for purposes of our pro forma disclosure. We believe that implied volatility is more reflective of market conditions; however, due to the shorter length in term of the actively-traded options, we believe it to be appropriate to use a blended assumption. In addition, we have updated our expected term assumption by adopting the simplified method as defined under Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payments” (SAB 107), due to our limited amount of historical option exercise data. This method uses an average of the vesting and contractual terms.

Through an amendment made and effective as of September 27, 2004, the vesting of approximately 1.3 million options, that had option prices greater than $34.65 on the amendment date, was accelerated to September 1, 2005. The acceleration enabled us to eliminate the recognition of share-based compensation expense associated with these "out-of-the-money" options in our consolidated financial statements upon the adoption of SFAS 123R in October 2005. Because expected share-based compensation expense for fiscal 2006 would have been higher if the vesting of these “out-of-the-money” stock options had not been accelerated, it may not be representative of share-based compensation expense for future years. In addition, factors that may impact share-based compensation expense in future years include, but are not limited to, changes to our historical approaches to long-term incentives, such as the timing and number of additional grants of stock option awards, the vesting period and contractual term of stock option awards and types of equity awards granted. Further, share-based compensation may be impacted by changes in the fair value of future awards through variables such as fluctuations in and volatility of our stock price, as well as changes in employee exercise behavior and forfeiture rates. As of September 30, 2006, there was $23.9 million of total unrecognized share-based compensation expense related to nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Our historical approach to long-term incentives has been primarily through the issuance of stock options. However, beginning in fiscal 2007, we anticipate moving to a blend of equity grants, under which a combination of stock option awards and restricted stock or restricted stock units are anticipated being granted. We anticipate that both the stock options and the restricted stock or restricted stock units will vest equally over a four-year period, with first vesting on the anniversary of the grant date, and with stock options continuing to have a ten-year contractual term.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2007. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 establishes a common definition for fair value in generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to: a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position; b) recognize as a component of other comprehensive income, net of tax, any remaining unamortized transition obligation upon adoption as well as the gains or losses and prior service costs or credits that have not yet been recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end; and d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation. This statement is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of adopting SFAS 158 on our consolidated financial position, results of operations and cash flows.

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

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 indicates that the income statement presentation of these taxes on a gross or net basis is an accounting policy decision that should be disclosed in a company’s financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have an impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1 and 124-1). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The FSP applies to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and 124-1 did not impact our consolidated financial position, results of operations or cash flows.

In September 2005, the FASB issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). The EITF concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. Furthermore, when two transactions are considered a single arrangement, the assets exchanged should be accounted for at fair value. The EITF is effective for transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not impact our consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

	Year Ended September 30,
	2006	2005	2004

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	53.5	52.2	50.7
Gross profit	46.5	47.8	49.3

Research, development and technical	15.0	15.9	14.2
Selling and marketing	6.6	6.3	5.2
General and administrative	10.7	9.4	7.3
Purchased in-process research and development	0.3	-	-

Operating income	13.8	16.2	22.6
Other income, net	1.3	1.0	-
Income before income taxes	15.1	17.2	22.6
Provision for income taxes	4.9	5.2	7.5

Net income	10.3%	12.0%	15.1%

YEAR ENDED SEPTEMBER 30, 2006, VERSUS YEAR ENDED SEPTEMBER 30, 2005

REVENUE

Revenue was $320.8 million in 2006, which represented an 18.6%, or $50.3 million, increase from 2005. Of this increase, $48.7 million was due to an increase in sales volume and $5.1 million was related to our July 2006 acquisition of QED; these increases were partially offset by a net $3.5 million decrease due to the change in weighted average selling price. The decrease in weighted average selling price primarily resulted from selected price reductions largely offset by a higher-priced product mix. Selling prices are also affected by changes in foreign currency exchange rates. Revenue for fiscal 2006 would have been $3.7 million higher had the average exchange rates for the Japanese Yen and Euro during the year held constant with the prior year’s average rates.

Revenue increased in fiscal 2006 despite our transition to selling directly to our customers in Taiwan rather than through a distributor, which caused a short-term interruption in our normal sales pattern during our second quarter of fiscal 2006 of approximately $10 million to $11 million. However, after this transition period, we believe we were able to gain a portion of the markup that our distributor previously charged its end customers, which partially offset the adverse revenue impact from the transition.

Our long-term goal is to grow our revenue by 15% per year, which would allow us to achieve annual revenue of approximately $500 million in three years. However, there are several factors that make it difficult for us to predict future revenue trends, as discussed in the “Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

COST OF GOODS SOLD

Total cost of goods sold was $171.8 million in 2006, which represented an increase of 21.6%, or $30.5 million, from 2005. Of this increase, $25.4 million was due to higher sales volume, $3.5 million was related to our acquisition of QED and $1.5 million was due to higher average costs per gallon. The average cost per gallon increased primarily due to a higher-cost product mix, higher fixed costs, including amortization of our CMP technology patents from IBM, and greater logistics costs as a result of our transition to direct sales in Taiwan. These costs were partially offset by higher utilization of our manufacturing capacity due to the higher level of sales.

Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials that we use in many of our CMP slurries. In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers. For more financial information about our supply contracts, see “Tabular Disclosure of Contractual Obligations” included in Item 7 of Part II of this Form 10-K.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.5% in 2006 as compared to 47.8% in 2005. The 1.3 percentage point decrease in gross profit margin resulted primarily from selected price reductions and higher costs including those associated with commercializing our pad product line and the transition of our data storage business to Singapore. These adverse effects were partially offset by higher utilization of our manufacturing capacity due to the higher level of sales. We expect to be able to maintain our gross profit as a percentage of revenue in the range of 46% to 48% for full fiscal year 2007. Quarterly gross profit may be above or below this range due to fluctuations in our product mix or other factors.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $48.1 million in 2006, which represented an increase of 11.8% or $5.1 million, from 2005. The increase was primarily related to $3.5 million in increased staffing costs, $1.5 million in increased depreciation and $0.7 million in impairment expense. The increased staffing costs included $1.2 million in higher expenses for our annual incentive program related to our research, development and technical staff as well as $1.0 million in share-based compensation expense. The increased depreciation expense was primarily related to the October 2005 opening of our Asia Pacific technology center in Geino, Japan. The impairment expense was attributable to the decision to no longer use the portion of a building in Aurora, Illinois, that was previously used for research and development activities. These increases were partially offset by $0.8 million in decreased costs for clean room materials and laboratory supplies.

Our research, development and technical efforts are focused on the following main areas:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP slurry and pad products;
•	Process development to support rapid and effective commercialization of new products;
•	Evaluation of new polishing applications outside of the semiconductor industry; and
•	Applications support.

SELLING AND MARKETING

Selling and marketing expenses were $21.1 million in 2006, which represented an increase of 24.3%, or $4.1 million, over 2005. The increase resulted primarily from higher staffing costs of $3.0 million, including $1.0 million in share-based compensation expense and $0.4 million in higher expense for our annual incentive program related to our sales and marketing staff. Another $0.4 million of the increase was due to increased travel to the Asia Pacific region as we implemented a number of projects in support of our strategic initiative to stay connected with our customers, such as transitioning to direct sales in Taiwan and moving our data storage business to Singapore. Selling and marketing expenses also increased $0.2 million due to higher office rental fees and $0.2 million related to increased product sample costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $34.3 million in 2006, which represented an increase of 35.0%, or $8.9 million, from 2005.  The increase resulted primarily from $9.5 million in higher staffing costs, including $8.0 million in share-based compensation expense and $0.9 million in higher expense for our annual incentive program.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased IPR&D expense was $1.1 million in 2006, resulting from the acquisition of substantially all of the assets and assumption of certain liabilities of QED. We may make future acquisitions and may record additional expenses for IPR&D in connection with those acquisitions.

OTHER INCOME, NET

Other income was $4.1 million in 2006, compared to $2.7 million in 2005. The increase in other income was primarily due to $2.0 million greater interest income from higher interest rates and our larger average balance of cash and short-term investments, partially offset by $0.6 million of expense associated with our investment in NanoProducts Corporation.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 32.1% in 2006 and 30.2% in 2005. The increase in the effective tax rate was primarily due to reduced research and experimentation tax credits due to the expiration of the credit effective December 31, 2005. In addition, we recognized reduced extraterritorial income tax deductions related to export sales of our products from North America due to the phase-out of this tax benefit. We expect our effective tax rate in fiscal 2007 to be between 32 and 33 percent.

NET INCOME

Net income was $32.9 million in 2006, which represented an increase of 1.5%, or $0.5 million, from 2005 as a result of the factors discussed above.

YEAR ENDED SEPTEMBER 30, 2005, VERSUS YEAR ENDED SEPTEMBER 30, 2004

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

Following a period of strong semiconductor demand in the second half of fiscal 2004, our revenue during the first three quarters of fiscal 2005 was adversely impacted in part by a downturn in the semiconductor industry, which we believe was partially driven by a reduction in wafer starts by some semiconductor manufacturers to reduce excess inventories of certain semiconductor devices. Another factor that adversely affected our fiscal 2005 revenue was the remaining impact of one large customer transitioning to another supplier of CMP slurry for polishing copper interconnects at 130 nanometer technology.

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

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $43.0 million in 2005, which represented a decrease of 2.3% or $1.0 million, from 2004. The decrease is primarily related to $1.1 million in lower expenses for clean room materials and laboratory supplies, $0.8 million in lower technical service and analysis fees and $0.5 million in lower facilities costs. These decreases were partially offset by $0.6 million in higher depreciation expense related to equipment purchased in 2004 for our CMP polishing and metrology clean room in Aurora, Illinois, and $0.4 million in higher staffing costs.

SELLING AND MARKETING

Selling and marketing expenses were $17.0 million in 2005, which represented an increase of 4.7%, or $0.8 million, over 2004. The increase resulted primarily from higher staffing costs of $0.9 million and higher facility costs of $0.5 million. These increases were partially offset by decreased consulting fees of $0.4 million and lower product sample costs of $0.4 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $25.4 million in 2005, which represented an increase of 12.1%, or $2.7 million, from 2004.  The increase resulted primarily from $1.7 million in higher staffing costs and $1.0 million of increased professional fees primarily related to meeting the requirements of Sarbanes-Oxley Section 404.

OTHER INCOME, NET

Other income was $2.7 million in 2005, compared to $0.1 million in 2004. The increase in other income was primarily due to $2.0 million greater interest income from higher interest rates and our larger average balance of cash and short-term investments, as well as a $0.7 million increase in foreign exchange gains.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $58.7 million in fiscal 2006, $48.0 million in fiscal 2005 and $64.2 million in fiscal 2004. Our cash provided by operating activities in fiscal 2006 originated from net income from operations of $32.9 million and noncash items of $31.4 million, which were partially offset by a net increase in working capital of $5.7 million.

In fiscal 2006 cash flows used in investing activities were $32.4 million. Purchases of property, plant and equipment, primarily for the construction of our Asia Pacific technology center and for projects in our manufacturing operations, were made with $22.2 million in cash and $1.0 million in accrued liabilities and accounts payable. We also completed two acquisitions during the fiscal year for a total of $20.9 million, net of cash acquired. In addition, we used $5.0 million to acquire patents and associated rights relating to CMP slurry technology. Finally, $15.7 million was provided by net sales of short-term auction rate securities. Fiscal 2005 cash flows used in investing activities were $35.7 million. Purchases of property, plant and equipment, primarily for the construction of our Asia Pacific technology center and other manufacturing projects, were made with $21.1 million in cash and $8.2 million in accrued liabilities. In addition, $12.6 million was used for net purchases of short-term auction rate securities in fiscal 2005 and $1.9 million was used for the final payment for our acquisition of a minority ownership interest in NanoProducts Corporation. In fiscal 2004 cash flows used in investing activities were $126.8 million, of which $114.0 million was used for net purchases of auction rate securities. Also in that year, $11.0 million was used for purchases of property, plant and equipment, including purchases of land in Geino, Japan, manufacturing equipment and research and development equipment. Finally, we invested $1.8 million as partial payment for a minority ownership interest in NanoProducts Corporation in fiscal 2004. We estimate that our total capital expenditures in fiscal 2007 will be approximately $17.0 million; however, we are exploring options for providing CMP slurry manufacturing capability in Taiwan, and depending on how we fulfill this initiative, our capital spending could be much higher.

    In fiscal 2006 cash flows used in financing activities were $15.6 million, primarily as a result of $16.0 million in repurchases of common stock under our share repurchase program and $0.9 million in principal payments under capital lease obligations. These outflows were partially offset by the issuance of common stock of $1.4 million primarily from purchases under our employee stock purchase plan. In fiscal 2005 cash flows used in financing activities were $10.9 million, primarily as a result of $17.0 million in repurchases of common stock under our share repurchase program and $0.9 million in principal payments under capital lease obligations. These outflows were partially offset by the issuance of common stock of $7.0 million from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan. In fiscal 2004 cash flows used in financing activities of $5.4 million were largely a result of repurchasing $8.0 million of common stock under our share repurchase program and paying $0.8 million in principal payments under capital lease obligations. These outflows were partially offset by the issuance of common stock of $3.4 million from the exercise of stock options under our equity incentive plan and purchases under our employee stock purchase plan.

In the fourth quarter of fiscal 2005, we completed our initial $25.0 million share repurchase program, which was authorized in July 2004. In October 2005, our Board of Directors authorized a new share repurchase program for up to $40.0 million of our outstanding common stock. Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We fund share repurchases from our existing cash balance. We view the program as an effective means to return cash to stockholders. The program became effective on the authorization date and may be suspended or terminated at any time, at the Company’s discretion.

We have an unsecured revolving credit facility of $50.0 million with an option to increase the facility up to $80.0 million. This agreement runs through November 2008. Interest accrues on any outstanding balance at either the institution’s base rate or the Eurodollar rate plus an applicable margin. We also pay a non-use fee. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

We believe that cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, including merger and acquisition activities, and share repurchases for the foreseeable future. However, we plan to expand our business and continue to improve our technology, and to do so may require us to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2006 and 2005, we did not have any unconsolidated entities or financial partnerships, which might have been established for the purpose of facilitating off-balance sheet arrangements, such as entities often referred to as structured finance or special purpose entities.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS (In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Capital lease obligations	$5.7	$1.3	$2.2	$2.2	$-
Operating leases	2.6	1.3	1.2	0.1	-
Purchase obligations	42.5	32.0	7.3	2.9	0.3
Other long-term liabilities	1.1	-	-	-	1.1
Total contractual obligations	$51.9	$34.6	$10.7	$5.2	$1.4

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

PURCHASE OBLIGATIONS

We have entered into multi-year supply agreements with Cabot Corporation for the purchase of fumed metal oxides. We purchase fumed silica primarily under a fumed silica supply agreement with Cabot Corporation that became effective in January 2004, and was amended in September 2006. The agreement has an initial six-year term that runs through December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We are obligated to purchase fumed silica for at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain non-material minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts. We currently anticipate meeting minimum forecasted purchase volume requirements. Since December 2001, we have purchased fumed alumina primarily under a fumed alumina supply agreement with Cabot Corporation that has an original term ending in December 2006 and has been renewed for another five-year term ending in December 2011. Prices charged for fumed alumina from Cabot Corporation are pursuant to the terms of the supply agreement and may fluctuate based upon the actual costs incurred by Cabot Corporation in the manufacture of fumed alumina. Under these agreements, Cabot Corporation continues to be the exclusive supplier of certain quantities and types of fumed silica and fumed alumina for products we produced as of the effective dates of these agreements. Subject to certain terms, these agreements prohibit Cabot Corporation from selling fumed silica and fumed alumina to third parties for use in CMP applications, as well as engaging itself in CMP applications. If Cabot Corporation fails to supply us with our requirements for any reason, including if we require product specification changes that Cabot Corporation cannot meet, we have the right to purchase products meeting those specifications from other suppliers. We also may purchase raw materials from other suppliers for products we have produced since the effective date of these agreements. Purchase obligations include an aggregate amount of $22.0 million of contractual commitments related to our Cabot Corporation agreements for fumed silica and fumed alumina.

We paid $19.0 million in cash related to our July 2006 QED acquisition, and we are obligated to pay up to an additional $4.5 million depending upon the performance of the QED business over the two years following the purchase. Contractual obligations at September 30, 2006, include $4.5 million in contingent payments related to this agreement.

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

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of September 30, 2006, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Cabot Microelectronics Corporation:

We have completed integrated audits of Cabot Microelectronics Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company began recording share-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” on October 1, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Chicago, IL
November 28, 2006

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2006	2005	2004

Revenue	$320,795	$270,484	$309,433

Cost of goods sold *	171,758	141,282	156,805

Gross profit	149,037	129,202	152,628

Operating expenses:
Research, development and technical *	48,070	43,010	44,003
Selling and marketing *	21,115	16,989	16,225
General and administrative *	34,319	25,427	22,691
Purchased in-process research and development	1,120	-	-
Total operating expenses	104,624	85,426	82,919

Operating income	44,413	43,776	69,709

Other income, net	4,111	2,747	139
Income before income taxes	48,524	46,523	69,848
Provision for income taxes *	15,576	14,050	23,120

Net income	$32,948	$32,473	$46,728

Basic earnings per share	$1.36	$1.32	$1.89

Weighted average basic shares outstanding	24,228	24,563	24,750

Diluted earnings per share	$1.36	$1.32	$1.88

Weighted average diluted shares outstanding	24,228	24,612	24,882
* Includes the following amounts related to share-based compensation expense:
Cost of goods sold	$648	$-	$-
Research, development and technical	959	-	-
Selling and marketing	1,037	-	-
General and administrative	8,020	-	-
Tax benefit	(3,809)	-	-
Total share-based compensation expense, net of tax	$6,855	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$54,965	$44,436
Short-term investments	110,965	126,605
Accounts receivable, less allowance for doubtful accounts of $551 at September 30, 2006, and $470 at September 30, 2005	48,028	36,759
Inventories	40,326	28,797
Prepaid expenses and other current assets	4,785	5,970
Deferred income taxes	2,436	3,240
Total current assets	261,505	245,807

Property, plant and equipment, net	130,176	135,784
Goodwill	4,565	1,373
Other intangible assets, net	11,447	-
Other long-term assets	4,440	3,799
Total assets	$412,133	$386,763
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,104	$10,236
Capital lease obligations	1,254	1,170
Accrued expenses, income taxes payable and other current liabilities	22,475	24,216
Total current liabilities	38,833	35,622

Capital lease obligations	4,420	5,436
Deferred income taxes	-	4,967
Other long-term liabilities	1,109	1,654
Total liabilities	44,362	47,679

Commitments and contingencies (Note 15)

Stockholders’ equity:

Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,254,719 shares at September 30, 2006, and 25,198,809 shares at September 30, 2005	24	24
Capital in excess of par value of common stock	157,463	145,011
Retained earnings	251,007	218,059
Accumulated other comprehensive income	272	1,160
Unearned compensation	-	(171)
Treasury stock at cost, 1,297,167 shares at September 30, 2006, and 774,020 shares at September 30, 2005	(40,995)	(24,999)
Total stockholders’ equity	367,771	339,084

Total liabilities and stockholders’ equity	$412,133	$386,763

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$32,948	$32,473	$46,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,174	19,072	17,611
Purchased in-process research and development	1,120	-	-
Loss on equity investment	566	330	73
Share-based compensation expense	10,664	312	67
Income tax benefit on exercises of stock options	-	1,288	967
Deferred income tax expense (benefit)	(5,571)	(2,417)	1,119
Non-cash foreign exchange (gain)/loss	2,606	1,079	(3)
Loss on disposal of property, plant and equipment	1,109	363	58
Impairment of property, plant and equipment	790	657	-
Other	(1,081)	299	(471)
Changes in operating assets and liabilities:
Accounts receivable	(8,492)	3,902	(3,166)
Inventories	(5,635)	(4,760)	(326)
Prepaid expenses and other assets	1,726	(2,824)	(308)
Accounts payable, accrued liabilities and other current liabilities	7,166	(2,847)	567
Income taxes payable, deferred compensation and other noncurrent liabilities	(422)	1,035	1,294
Net cash provided by operating activities	58,668	47,962	64,210

Cash flows from investing activities:
Additions to property, plant and equipment	(22,230)	(21,137)	(10,968)
Proceeds from the sale of property, plant and equipment	19	6	15
Acquisitions of businesses, net of cash acquired	(20,919)	-	-
Purchase of patents	(5,000)	-	-
Purchases of equity investments	-	(1,930)	(1,820)
Purchases of short-term investments	(185,655)	(141,570)	(184,040)
Proceeds from the sale of short-term investments	201,392	128,975	70,030
Net cash used in investing activities	(32,393)	(35,656)	(126,783)

Cash flows from financing activities:
Repurchases of common stock	(15,996)	(16,999)	(8,000)
Net proceeds from issuance of stock	1,359	6,983	3,385
Principal payments under capital lease obligations	(933)	(869)	(815)
Net cash used in financing activities	(15,570)	(10,885)	(5,430)

Effect of exchange rate changes on cash	(176)	(293)	(7)
Increase (decrease) in cash	10,529	1,128	(68,010)
Cash and cash equivalents at beginning of year	44,436	43,308	111,318
Cash and cash equivalents at end of year	$54,965	$44,436	$43,308

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$21,745	$14,014	$19,554
Cash paid for interest	$658	$596	$688

Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of period	$968	$8,204	$-
Issuance of restricted stock	$63	$125	$25

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Unearned Compensation	Treasury Stock	Total
Balance at September 30, 2003	$25	$131,913	$138,858	$1,187		$(210)	$-	$271,773

Exercise of stock options		2,232						2,232
Tax benefit on stock options exercised		967						967
Amortization of unearned compensation on restricted stock						76		76
Issuance of Cabot Microelectronics restricted stock under deposit share plan		75				(25)		50
Forfeiture of Cabot Microelectronics restricted stock		(15)				15		-
Reverse amortization related to restricted stock forfeited						(9)		(9)
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,087						1,087
Purchase of treasury stock, at cost							(8,000)	(8,000)
Net income			46,728		$46,728
Net unrealized loss on derivative intruments				(10)	(10)
Foreign currency translation adjustment				728	728
Total comprehensive income					$47,446			47,446

Balance at September 30, 2004	$25	$136,259	$185,586	$1,905		$(153)	$(8,000)	$315,622

Exercise of stock options		5,655						5,655
Tax benefit on stock options exercised		1,288						1,288
Amortization of unearned compensation on restricted stock						106		106
Issuance of Cabot Microelectronics restricted stock under deposit share plan		376				(125)		251
Forfeiture of Cabot Microelectronics restricted stock		(5)				5		-
Reverse amortization related to restricted stock forfeited						(4)		(4)
Issuance of Cabot Microelectronics stock under directors' deferred compensation plan		374						374
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,064						1,064
Purchase of treasury stock, at cost	(1)						(16,999)	(17,000)
Net income			32,473		$32,473
Net unrealized gain on derivative intruments				35	35
Foreign currency translation adjustment				(780)	(780)
Total comprehensive income					$31,728			31,728

Balance at September 30, 2005	$24	$145,011	$218,059	$1,160		$(171)	$(24,999)	$339,084

Reclassification of unearned compensation upon adoption of SFAS 123R		(171)				171		-
Reclassification of directors' deferred compensation upon adoption of SFAS 123R		600						600
Issuance of Cabot Microelectronics restricted stock under deposit share plan		137						137
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,222						1,222
Share-based compensation expense		10,664						10,664
Purchase of treasury stock, at cost							(15,996)	(15,996)
Net income			32,948		$32,948
Net unrealized gain on derivative intruments				36	36
Foreign currency translation adjustment				(924)	(924)
Total comprehensive income					$32,060			32,060

Balance at September 30, 2006	$24	$157,463	$251,007	$272		$-	$(40,995)	$367,771

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

The audited consolidated financial statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America. We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries. Certain reclassifications of prior fiscal year amounts have been made to conform to the current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.

USE OF ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include, but are not limited to, those estimates related to bad debt expense, warranty obligations, inventory valuation, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, share-based compensation, income taxes and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual results may differ from these estimates under different assumptions or conditions.

Notes to Consolidated Financial Statements - Continued

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider investments in all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Short-term investments include securities generally having maturities of 90 days to one year. As of September 30, 2006, we held approximately $110,965 of short-term investments which consisted of auction rate securities classified as available-for-sale securities. Our investment in these securities is recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven to 28 days, and despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, there were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these short-term investments, and all income generated from these short-term investments was recorded as interest income.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances. Account balances are recorded against the allowance when we believe that it is probable that the receivable will not be recovered.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist principally of accounts receivable. We perform ongoing credit evaluations of our customers' financial conditions and generally do not require collateral to secure accounts receivable. Our exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry and global economy. We historically have not experienced material losses relating to accounts receivables from individual customers or groups of customers and maintain an allowance for doubtful accounts based on an assessment of the collectibility of such accounts.

The portions of revenue from customers who represented more than 10% of revenue were as follows:

	Year Ended September 30,
	2006	2005	2004

Marketech	19%	35%	32%
Taiwan Semiconductor Manufacturing Co. (TSMC)	10%	-	-

In April 2006 we began selling our products directly to customers in Taiwan, rather than through Marketech, an independent distributor. We continue to use Marketech as our distributor in China. Prior to April 2006, we sold product to TSMC through Marketech.

The two customers above accounted for 16.2% and 10.7% of net accounts receivable at September 30, 2006 and 2005, respectively.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The recorded amounts of cash, accounts receivable and accounts payable approximate their fair values.

Notes to Consolidated Financial Statements - Continued

INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market. Finished goods and work in process inventories include material, labor and manufacturing overhead costs. We regularly review and write down the value of inventory for estimated obsolescence or unmarketability. An inventory reserve is maintained based upon a historical percentage of actual inventory written off applied against inventory at the end of the period, adjusted for known conditions and circumstances.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is generally based on the following estimated useful lives of the assets using the straight-line method:

Buildings	15-25 years
Machinery and equipment	3-10 years
Furniture and fixtures	5-10 years
Information systems	3-5 years
Assets under capital leases	Term of lease or estimated useful life

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized and depreciated over the remaining useful lives. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Costs related to internal use software are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

IMPAIRMENT OF LONG-LIVED ASSETS

Reviews are regularly performed to determine whether facts and circumstances exist that indicate the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. Asset recoverability is assessed by comparing the projected undiscounted cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but their useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful life.

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets", intangible assets with finite lives are amortized over their estimated useful lives, which range from two to ten years for our Company. Goodwill and indefinite lived intangible assets are tested annually or more frequently if indicators of potential impairment exist, using a fair-value-based approach. We determined that goodwill and other intangible assets were not impaired as of September 30, 2006.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product return rate, adjusted for any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold.

Notes to Consolidated Financial Statements - Continued

FOREIGN CURRENCY TRANSLATION

Certain operating activities in Europe and Asia are denominated in local currency. Accordingly, assets and liabilities of these operations are translated using exchange rates in effect at the end of the year, and revenue and costs are translated using weighted average exchange rates for the year. The related translation adjustments are reported in comprehensive income in stockholders’ equity.

FOREIGN EXCHANGE MANAGEMENT

We transact business in various foreign currencies, primarily the Japanese Yen, British Pound and the Euro. Our exposure to foreign currency exchange risks has not been significant because most of our sales are denominated in U.S. dollars. Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. Our foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, as amended by SFAS No. 149, “Amendment of Statement 133 on Instruments and Hedging Activities”, and SFAS No. 52, “Foreign Currency Translation” (SFAS 52); therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses are intended to partially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. Foreign exchange gains and losses were a gain of $265, a gain of $359 and a loss of $337 for fiscal 2006, 2005 and 2004, respectively.

We do not currently use derivative financial instruments for trading or speculative purposes. In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. At September 30, 2006, we had one forward foreign exchange contract selling Japanese Yen related to an intercompany note with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen (refer to “Intercompany Loan Accounting” in this section).

INTERCOMPANY LOAN ACCOUNTING

We maintain intercompany loan agreements with our wholly-owned subsidiary, Nihon Cabot Microelectronics K.K. (“the K.K.”), under which we provided funds to the K.K. to finance the purchase of certain assets from our former Japanese branch at the time of the establishment of this subsidiary, for the purchase of land adjacent to our Geino, Japan, facility and for the construction of our Asia Pacific technology center, all of which are part of the K.K., as well as for general business purposes. Since settlement of the notes is expected in the foreseeable future, and our subsidiary has been consistently making timely payments on the loans, the loans are considered foreign-currency transactions under SFAS 52. Therefore the associated foreign exchange gains and losses are recognized as other income or expense rather than being deferred in the cumulative translation account in other comprehensive income.

PURCHASE COMMITMENTS

We have entered into unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers. We review our agreements and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.

REVENUE RECOGNITION

Revenue for CMP consumable products is recognized when title is transferred to the customer, which usually occurs upon shipment, but depends on the terms and conditions of the particular customer arrangement, provided acceptance and collectibility are reasonably assured. For example, revenue related to inventory held on consignment at a customer site is recognized as the products are consumed by the customer. A provision for the estimated warranty cost is recorded at the time revenue is recognized based on our historical experience.

Notes to Consolidated Financial Statements - Continued

In our income statement, we report revenues net of any value-added tax or other such tax assessed by a governmental authority on our revenue-producing activities.

SHIPPING AND HANDLING

Costs related to shipping and handling are included in cost of goods sold.

RESEARCH, DEVELOPMENT AND TECHNICAL

Research, development and technical costs are expensed as incurred and consist primarily of staffing costs, materials and supplies, depreciation, utilities and other facilities costs.

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

SHARE-BASED COMPENSATION

Effective October 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires all share-based payments, including stock option grants, restricted stock and employee stock purchases, to be recognized in the income statement based on their fair values. SFAS 123R supersedes our previous accounting for share-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). Under SFAS 123R, the pro forma disclosure alternative permitted under SFAS 123 and SFAS 148 is no longer allowable. We adopted SFAS 123R using the modified prospective transition method as permitted by SFAS 123R; therefore, we have not restated our financial results for prior periods. Under this transition method, share-based compensation expense for fiscal 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of September 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based awards granted subsequent to September 30, 2005, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under SFAS 123R, we continue to attribute share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate. Forfeitures were estimated based on historical experience. In addition, we continue to use the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate grant date fair value, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. A small change in the underlying assumptions can have a relatively large effect on the estimated valuation and resulting expense recorded in the income statement.

For additional information regarding our stock-based compensation plans, refer to Note 10.

EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by using the weighted average number of common shares outstanding during the period increased to include the weighted average dilutive effect of “in-the-money” stock options using the treasury stock method.

Notes to Consolidated Financial Statements - Continued

COMPREHENSIVE INCOME

Comprehensive income differs from net income due to foreign currency translation adjustments and net unrealized gains and losses on derivative instruments.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2007. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 establishes a common definition for fair value in generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to: a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position; b) recognize as a component of other comprehensive income, net of tax, any remaining unamortized transition obligation upon adoption as well as the gains or losses and prior service costs or credits that have not yet been recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end; and d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation. This statement is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of adopting SFAS 158 on our consolidated financial position, results of operations and cash flows.

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

Notes to Consolidated Financial Statements - Continued

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 indicates that the income statement presentation of these taxes on a gross or net basis is an accounting policy decision that should be disclosed in a company’s financial statements. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have an impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1 and 124-1). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The FSP applies to reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 and 124-1 did not impact our consolidated financial position, results of operations or cash flows.

In September 2005, the FASB issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). The EITF concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. Furthermore, when two transactions are considered a single arrangement, the assets exchanged should be accounted for at fair value. The EITF is effective for transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not impact our consolidated financial position, results of operations or cash flows.

3. INVENTORIES

Inventories consisted of the following:

	September 30,
	2006	2005

Raw materials	$18,623	$17,923
Work in process	1,805	562
Finished goods	19,898	10,312
Total	$40,326	$28,797

Notes to Consolidated Financial Statements - Continued

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2006	2005

Land	$16,675	$16,623
Buildings	62,465	61,321
Machinery and equipment	112,117	93,114
Furniture and fixtures	5,146	4,757
Information systems	12,742	11,354
Capital leases	9,890	9,890
Construction in progress	4,809	14,642
Total property, plant and equipment	223,844	211,701
Less: accumulated depreciation and amortization of assets under capital leases	(93,668)	(75,917)
Net property, plant and equipment	$130,176	$135,784

Depreciation expense, including amortization of assets recorded under capital leases, was $20,501, $18,817 and $17,271 for the years ended September 30, 2006, 2005 and 2004, respectively.

In fiscal 2006, we recorded $790 in impairment expense primarily related to the decision to no longer use a portion of a building in Aurora, Illinois, that was previously used for research and development activities. Of this amount, $133 and $657 is included in cost of goods sold and research and development expense, respectively. In fiscal 2005, we recorded $657 in impairment expense primarily related to certain pieces of equipment that became obsolete before the end of the assets’ estimated useful life. Of this amount, $444, $112 and $101 is included in cost of goods sold, selling and marketing expense and research and development expense, respectively.

5. BUSINESS COMBINATIONS

In accordance with SFAS 141, we account for all business combinations by the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets and amounts assigned to identifiable intangible assets. Purchased in-process research and development (IPR&D), for which technological feasibility has not yet been established and no future alternative uses exist, is expensed immediately in accordance with SFAS 141.

Through our Engineered Surface Finishes (ESF) initiative, we are exploring a variety of surface modification applications where we believe our technical ability to shape, enable and enhance the performance of surfaces at an atomic level may provide improved productivity or previously unseen surface performance. By supplementing our internal development efforts with some externally acquired technologies and businesses, we seek to leverage our expertise in CMP slurry formulation, materials and polishing techniques for the semiconductor industry to address other demanding market applications requiring nanoscale control of surface shape and finish, and gain access to a variety of markets that we do not currently serve.

Notes to Consolidated Financial Statements - Continued

In October 2005, we purchased substantially all of the assets and assumed certain liabilities of Surface Finishes Co., Inc. (“Surface Finishes”), a privately-held company that specializes in precision machining techniques at the sub-nanometer level, as well as associated real property from a related trust. The total cash purchase price, subject to certain terms and conditions, was approximately $2,282, of which $1,450 was allocated to net tangible assets and $832 was allocated to intangible assets and goodwill based on estimated fair values. The acquisition was accounted for as a purchase transaction with results of operations included in the consolidated financial statements from the date of acquisition.

In July 2006, we acquired substantially all of the assets and certain associated proprietary technology and intellectual property of QED Technologies, Inc. (QED), and assumed certain of its current liabilities. QED, which had been a privately-held company, specializes in unique, patented polishing and metrology systems for shaping and polishing high precision optics. At the July 2006 closing of the transaction, we paid $19,000 in cash plus $303 of transaction costs from our available cash balance, and we may pay up to an additional $4,500 depending upon the performance of the QED business over the two years following the purchase. The purchase price was allocated to tangible assets, liabilities assumed, identified intangible assets acquired, as well as IPR&D, based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill.

The following table summarizes the total purchase price allocation.

At July 7, 2006

Current assets	$10,610
Long-term assets	2,197
In-process research and development	1,120
Identified intangible assets	6,890
Goodwill	2,496
Total assets acquired	23,313
Total current liabilities assumed	4,010
Net assets acquired	$19,303

Results of QED’s operations from July 7, 2006, through the end of our fiscal year are included in our consolidated financial statements. Pro forma results of operations for Surface Finishes and QED have not been presented because the effects of the acquisitions were not material to the Company’s results.

Notes to Consolidated Financial Statements - Continued

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $4,565 and $1,373 as of September 30, 2006 and 2005, respectively. The increase in goodwill relates to our QED and Surface Finishes acquisitions during fiscal 2006.

The components of other intangible assets are as follows:

	September 30, 2006		September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$5,380	$135	$-	$-
Acquired patents	5,000	479	-	-
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	1,457	1,059	1,000	1,000

Total other intangible assets subject to amortization	14,387	4,223	3,550	3,550

Total other intangible assets not subject to amortization*	1,283		-

Total other intangible assets	$15,670	$4,223	$3,550	$3,550

* Total other intangible assets not subject to amortization primarily consist of trade names.

Additions to other intangible assets were primarily attributable to our acquisitions of substantially all of the assets and certain liabilities of QED and Surface Finishes in fiscal 2006. In connection with our acquisition of QED, we purchased $1,120 of IPR&D related to one project. The amount allocated to IPR&D was determined through established valuation techniques in the high-technology industry and was expensed upon acquisition because technological feasibility had not yet been established and no future alternative uses exist. Research and development costs to bring the product to technological feasibility are not expected to have a material impact on our future results of operations or cash flows.

In June 2006 we purchased nine CMP slurry patents from the International Business Machines Corporation (IBM) for a cost of $5,000, which is being amortized over approximately 2.7 years.

Amortization expense was $673 and $255 for fiscal 2006 and 2005, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization expense

2007	$2,580
2008	2,538
2009	1,363
2010	554
2011	547

Notes to Consolidated Financial Statements - Continued

7. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	September 30,
	2006	2005

Investment in NanoProducts Corporation	$2,446	$3,347
Non-current deferred income tax asset	1,365	-
Other long-term assets	629	452
Total	$4,440	$3,799

During the second quarter of fiscal 2006, and following a recapitalization of the ownership of NanoProducts Corporation (NPC), we changed our method of accounting for our investment in NPC from the equity method to the cost method, since we concluded that we no longer had the ability to significantly influence the operating and financial policies of NPC. We evaluate annually or more frequently if indicators of potential impairment exist, the estimated fair value of our investment to determine if an other-than-temporary impairment in the value of our investment has taken place. No write down was recorded in fiscal 2006.

8. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	September 30,
	2006	2005

Accrued compensation	$12,948	$9,569
Raw materials accrual	3,088	1,939
Warranty accrual	924	1,426
Fixed asset accrual	60	8,204
Income taxes payable	764	1,290
Other	4,691	1,788
Total	$22,475	$24,216

9. REVOLVING CREDIT FACILITY

We have an unsecured revolving credit facility of $50,000 with an option to increase the facility up to $80,000. Under this agreement, which terminates in November 2008, interest accrues on any outstanding balance at either the institution’s base rate or the Eurodollar rate plus an applicable margin. A non-use fee also accrues. Loans under this facility are anticipated to be used primarily for general corporate purposes, including working capital and capital expenditures. The credit agreement also contains various covenants. No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with its covenants.

Notes to Consolidated Financial Statements - Continued

10. SHARE-BASED COMPENSATION PLANS

EQUITY INCENTIVE PLAN

In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (the “Plan”), which is administered by the Compensation Committee of the Board of Directors and is intended to provide enough shares to give us ongoing flexibility to attract, retain and reward our employees, directors, consultants and advisors. The Plan allows for the granting of four types of equity incentive awards: stock options, restricted stock, restricted stock units and substitute awards. Substitute awards are those awards that, in connection with an acquisition by us, may be granted to employees, directors, consultants or advisors of the acquired company, in substitution for equity incentives held by them in the seller or the acquired company. No substitute awards have been granted to date. The Plan authorizes up to 9,500,000 shares of stock to be granted thereunder, including up to 1,900,000 shares in aggregate of restricted stock or restricted stock units and up to 1,750,000 incentive stock options (ISO).

Non-qualified stock options issued under the Plan are generally time-based and provide for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the grant date. Compensation expense related to our stock option awards was $9,826 in fiscal 2006. Prior to fiscal 2006 we accounted for share-based compensation under APB 25, which prescribed an intrinsic value method for valuing stock options. In fiscal 2005 and 2004 no compensation expense was recorded with respect to stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. For additional information on our accounting for share-based compensation, see Note 2 to consolidated financial statements. Under the Plan, employees and non-employees may also be granted ISOs to purchase common stock at not less than the fair value on the date of the grant, of which none have been granted to date.

Under the Plan, employees and non-employees may be granted shares of restricted stock or restricted stock units at the discretion of the Compensation Committee. In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered. Holders of restricted stock, and restricted stock units if specified in the award agreements, have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions. Restricted shares under the Plan may be purchased and placed “on deposit” by executive officers pursuant to the 2001 Deposit Share Plan. Shares purchased under this Deposit Share Plan receive a 50% match in restricted shares, which vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares. Compensation expense related to our restricted stock grants and deposit share purchases was $127, $106 and $76 for fiscal 2006, 2005 and 2004, respectively.

Our historical approach to long-term incentives has been primarily through the issuance of stock options. However, beginning in fiscal 2007, we anticipate moving to a blend of equity grants, under which a combination of stock option awards and restricted stock or restricted stock units are anticipated being granted. We anticipate that both the stock options and the restricted stock or restricted stock units will vest equally over a four-year period, with first vesting on the anniversary of the grant date, and with stock options continuing to have a ten-year contractual term.

EMPLOYEE STOCK PURCHASE PLAN

In March 2000, Cabot Microelectronics adopted an employee stock purchase plan (ESPP) and authorized up to 475,000 shares of common stock to be purchased under the plan. The ESPP allows all full and certain part-time employees of Cabot Microelectronics and its subsidiaries to purchase shares of our common stock through payroll deductions. Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase and a maximum dollar expenditure in any six-month offering period, and certain other criteria. The shares are purchased at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. A total of 49,319, 42,879, and 32,740 shares were issued under the ESPP during fiscal 2006, 2005 and 2004, respectively. Compensation expense related to the ESPP was $344 in fiscal 2006. Prior to fiscal 2006, no compensation expense was recorded under the ESPP, in accordance with APB 25.

Notes to Consolidated Financial Statements - Continued

DIRECTORS’ DEFERRED COMPENSATION PLAN

The Directors’ Deferred Compensation Plan became effective in March 2001 and applies only to our non-employee directors. In June 2003, this plan was amended to require that payment of deferred amounts be made only in the form of Cabot Microelectronics common shares, rather than cash. The cumulative number of shares deferred under the plan was 26,436 and 17,161 as of September 30, 2006 and 2005, respectively. Compensation expense related to our Directors’ Deferred Compensation Plan was $367, $224 and $270 for fiscal 2006, 2005 and 2004, respectively.

ACCOUNTING FOR SHARE-BASED COMPENSATION

In conjunction with the adoption of SFAS 123R, effective October 1, 2005, we applied the provisions of SAB No. 107, “Share-Based Payments” (SAB 107), in developing our methodology to estimate our Black-Scholes model inputs. A number of these inputs are highly subjective, including the expected term of our stock options and the price volatility of the underlying stock. Under SFAS 123R, we estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock. Prior to the adoption of SFAS 123R, we estimated expected volatility based only on our stock’s historical volatility in accordance with SFAS 123 for purposes of our pro forma disclosure. We believe that implied volatility is more reflective of market conditions; however, due to the shorter length in term of the actively-traded options on our stock, we believe it to be appropriate to use a blended assumption for our stock options. In addition, we have updated our stock option expected term assumption by adopting SAB 107’s simplified method, due to our limited amount of historical option exercise data. This method uses an average of the vesting and contractual terms.

The fair value of our share-based awards was estimated, assuming no expected dividends, using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended September 30,
	2006	2005	2004
Stock Options
Expected term (in years)	6.25	5	5
Expected volatility	56%	70%	71%
Risk-free rate of return	4.5%	3.6%	3.3%

ESPP
Expected term (in years)	0.5	0.5	0.5
Expected volatility	33%	30%	58%
Risk-free rate of return	4.9%	3.25%	2.0%

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

Notes to Consolidated Financial Statements - Continued

The table below reflects net income and earnings per share for fiscal 2006, compared with the pro forma information for fiscal 2005 and 2004, as follows:

	Year Ended September 30,
	2006	2005 (*)	2004 (*)

Net income prior to adoption of SFAS 123R	N/A	$32,473	$46,728
Share-based compensation expense	$10,664	53,054	27,130
Tax benefit	(3,809)	(16,022)	(8,980)
Share-based compensation expense, net of tax	6,855	37,032	18,150
Net income (loss), including the effect of share-based compensation expense	$32,948	$(4,559)	$28,578

Earnings (loss) per share:

Basic - as reported for the prior period	N/A	$1.32	$1.89
Basic - including the effect of share-based compensation expense	$1.36	$(0.19)	$1.15

Diluted - as reported for the prior period	N/A	$1.32	$1.88
Diluted - including the effect of share-based compensation expense	$1.36	$(0.19)	$1.15

*
Net income and earnings per share prior to fiscal 2006 did not include share-based compensation expense associated with employee stock options and employee stock purchases under SFAS 123 because we did not adopt the recognition provisions of SFAS 123. Accordingly, share-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

Pro-forma share-based compensation expense in fiscal 2005 includes the effect of accelerating the vesting of approximately 1.3 million options to September 1, 2005, that had option prices greater than $34.65 as of September 27, 2004. The acceleration enabled us to eliminate the recognition of share-based compensation expense associated with these "out-of-the-money" options in our consolidated financial statements upon the adoption of SFAS 123R in October 2005, contributing to the reduction of share-based compensation expense in fiscal 2006. The costs presented in the preceding table may not be representative of the total effects on reported income for future years. Factors that may impact future years include, but are not limited to, changes to our historical approaches to long-term incentives such as described above, the timing and number of additional grants of stock option awards, the vesting period and contractual term of stock option awards and types of equity awards granted. Further, share-based compensation may be impacted by changes in the fair value of future awards through variables such as fluctuations in and volatility of our stock price, as well as changes in employee exercise behavior and forfeiture rates.

Notes to Consolidated Financial Statements - Continued

STOCK OPTION ACTIVITY

A summary of stock option activity under the Plan as of September 30, 2006, and changes during the fiscal 2006 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2005	4,181,529	$48.84
Granted	984,090	30.60
Exercised	-	-
Forfeited or canceled	(797,960)	50.67
Outstanding at September 30, 2006	4,367,659	$44.40	6.9	$2
Exercisable at September 30, 2006	2,625,410	$51.60	5.7	$1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2006. The total intrinsic value of options exercised was $0, $4,462 and $2,651 for fiscal 2006, 2005 and 2004, respectively.

The total cash received from options exercised was $0, $5,655 and $2,232 for fiscal 2006, 2005 and 2004, respectively. The actual tax benefit realized for the tax deductions from options exercised was $0, $1,651 and $981 for fiscal 2006, 2005 and 2004, respectively. Using the Black-Scholes model, the weighted-average fair value of stock options granted was $17.85, $22.30 and $29.60 per share for fiscal 2006, 2005 and 2004, respectively.

A summary of the status of the nonvested stock options outstanding under the Plan as of September 30, 2006, and changes during fiscal 2006 is presented below:

	Stock Options	Weighted Average Grant Date Fair Value

Nonvested at September 30, 2005	1,194,850	$22.19
Granted	984,090	17.85
Vested	(297,950)	22.13
Forfeited	(138,741)	20.24
Nonvested at September 30, 2006	1,742,249	$19.90

As of September 30, 2006, there was $23,886 of total unrecognized share-based compensation expense related to nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair values of shares vested during fiscal years 2006, 2005 and 2004 were $6,594, $66,365 and $23,746, respectively. Shares issued under our share-based compensation plans are issued from new shares.

Notes to Consolidated Financial Statements - Continued

11. SAVINGS PLAN

Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the “401(k) Plan”), which is a qualified defined contribution plan, covering all eligible U.S. employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan. Participants may make elective contributions up to 60% of their eligible compensation. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The 401(k) Plan provides for matching and fixed nonelective contributions by the Company. Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant’s eligible compensation and 50% of the next two percent of the participant’s eligible compensation that is contributed, subject to limitations required by government regulations. Under the 401(k) Plan, all U.S. employees, even those who do not contribute to the 401(k) Plan, will receive a contribution by the Company in an amount equal to four percent of eligible compensation, and thus are participants in the 401(k) Plan. Participants are 100% vested in all Company contributions at all times. The Company’s expense for the 401(k) Plan totaled $3,170, $2,907 and $2,696 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

12. OTHER INCOME, NET

Other income, net, consisted of the following:

	Year Ended September 30,
	2006	2005	2004

Interest income	$5,394	$3,438	$1,405
Interest expense	(690)	(619)	(743)
Other expense	(593)	(72)	(523)
Total other income, net	$4,111	$2,747	$139

13. STOCKHOLDERS’ EQUITY

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

Notes to Consolidated Financial Statements - Continued

SHARE REPURCHASES

In the fourth quarter of fiscal 2005, we completed our $25,000 share repurchase program, which was announced in July 2004. In October 2005 we announced that our Board of Directors authorized a new share repurchase program for up to $40,000 of our outstanding common stock. Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We fund share repurchases from our existing cash balance. We view the program as an effective means by which to return cash to shareholders. The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion. During fiscal 2006, we repurchased 523,147 shares of common stock at a cost of $15,996. For additional information on share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

14. INCOME TAXES

Income before income taxes was as follows:

	Year Ended September 30,
	2006	2005	2004

Domestic	$39,759	$42,333	$63,707
Foreign	8,765	4,190	6,141
Total	$48,524	$46,523	$69,848

Taxes on income consisted of the following:

	Year Ended September 30,
	2006	2005	2004
U.S. federal and state:
Current	$16,645	$13,220	$19,564
Deferred	(5,714)	(1,353)	649
Total	$10,931	$11,867	$20,213

Foreign:
Current	$4,388	$2,529	$2,790
Deferred	257	(346)	117
Total	4,645	2,183	2,907
Total U.S. and foreign	$15,576	$14,050	$23,120

The provision for income taxes at our effective tax rate differed from the provision for income taxes at the statutory rate as follows:

	Year Ended September 30,
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
U.S. benefits from research and experimentation activities	(0.2)	(1.2)	(1.2)
State taxes, net of federal effect	0.7	0.7	1.1
U.S. benefits from foreign sales	-	(2.1)	(1.4)
Tax-exempt interest income	(3.7)	(2.4)	-
Domestic production deduction	(0.4)	-	-
Other, net	0.7	0.2	(0.4)
Provision for income taxes	32.1%	30.2%	33.1%

Notes to Consolidated Financial Statements - Continued

Significant components of deferred income taxes were as follows:

	September 30,
	2006	2005
Deferred tax assets:
Employee benefits	$1,410	$1,318
Inventory	1,111	1,884
Depreciation and amortization	305	128
Product warranty	368	543
Bad debt reserve	193	164
State and local taxes	146	93
Share-based compensation expense	3,559	-
Other, net	373	330
Total deferred tax assets	$7,465	$4,460

Deferred tax liabilities:
Depreciation and amortization	$2,630	$5,118
Translation adjustment	72	539
State and local taxes	76	133
Other, net	886	396
Total deferred tax liabilities	$3,664	$6,186

15. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We periodically become subject to legal proceedings in the ordinary course of business. We are not currently involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements changed during fiscal 2006 as follows:

Balance as of September 30, 2005	$1,426
Additions charged to expense	415
Additions due to acquisitions	32
Deductions	(949)
Balance as of September 30, 2006	$924

Notes to Consolidated Financial Statements - Continued

INDEMNIFICATION

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

We evaluate estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies” as interpreted by FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and as of September 30, 2006, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

LEASE COMMITMENTS

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, most of which expire within five years from now and may be renewed by us. Rent expense under such arrangements during fiscal 2006, 2005 and 2004 totaled $1,221, $637 and $624, respectively.

In December 2001 we entered into a fumed alumina supply agreement with Cabot Corporation under which we agreed to pay Cabot Corporation for the expansion of a fumed alumina manufacturing facility in Tuscola, Illinois. The payments for the facility have been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments resulted in an initial $9,776 lease obligation and related leased asset. The agreement has an initial five-year term, which expires in December 2006, and has been renewed for another five-year term ending in December 2011.

Future minimum rental commitments under noncancelable leases as of September 30, 2006 are as follows:

Fiscal Year	Operating	Capital

2007	$1,328	$1,705
2008	916	1,365
2009	269	1,344
2010	64	1,344
2011	11	1,008
Thereafter	-	-
	$2,588	6,766
Amount related to interest		(1,092)
Capital lease obligation		$5,674

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.

Notes to Consolidated Financial Statements - Continued

We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase fumed silica for at least 90% of our six-month volume forecast for certain of our slurry products, and to purchase certain non-material minimum quantities every six months. We are required to pay for the shortfall if we purchase less than these amounts. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. We also operate under a fumed alumina supply agreement with Cabot Corporation which runs through December 2011. Purchase obligations include $22,003 of contractual commitments for fumed silica and fumed alumina under these contracts.

16. EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

	Year Ended September 30,
	2006	2005	2004
Numerator:
Earnings available to common shares	$32,948	$32,473	$46,728

Denominator:
Weighted average common shares	24,228,118	24,562,581	24,749,531
(Denominator for basic calculation)
Weighted average effect of dilutive securities:
Share-based compensation	268	49,881	132,909
Diluted weighted average common shares	24,228,386	24,612,462	24,882,440
(Denominator for diluted calculation)

Earnings per share:
Basic	$1.36	$1.32	$1.89
Diluted	$1.36	$1.32	$1.88

    For the twelve months ended September 30, 2006, 2005, and 2004, approximately 4.2 million, 3.8 million and 3.0 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been antidilutive.

Notes to Consolidated Financial Statements - Continued

17. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

We operate predominantly in one industry segment - the development, manufacture, and sale of CMP slurries.

Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped. Financial information by geographic area was as follows:

	Year Ended September 30,
	2006	2005	2004
Revenue:
United States	$65,951	$60,089	$78,093
Asia	226,520	186,054	200,356
Europe	28,324	24,341	30,984
Total	$320,795	$270,484	$309,433
Property, plant and equipment, net:
United States	$82,855	$87,378	$94,802
Asia	45,609	46,385	30,684
Europe	1,712	2,021	2,308
Total	$130,176	$135,784	$127,794

Revenue from Taiwan and Japan each accounted for more than ten percent of our total revenue. Our revenue from customers in Taiwan totaled $87,834, $77,373 and $86,283 for fiscal 2006, 2005 and 2004, respectively. Our revenue from customers in Japan totaled $43,627, $38,605 and $44,872 for fiscal 2006, 2005 and 2004, respectively.

More than ten percent of our net property, plant and equipment is located in Japan, having a net book value of $40,298, $44,333 and $30,243 at September 30, 2006, 2005 and 2004, respectively.

SELECTED QUARTERLY OPERATING RESULTS

The following table presents our unaudited financial information for the eight quarters ended September 30, 2006. This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. The results for any quarter are not necessarily indicative of results for any future period. Certain reclassifications of prior fiscal quarter amounts have been made to conform to the current period presentation.

CABOT MICROELECTRONICS CORPORATION
SELECTED QUARTERLY OPERATING RESULTS
(Unaudited and in thousands, except per share amounts)

	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec 31, 2004

Revenue	$86,982	$84,936	$67,389	$81,488	$73,861	$65,037	$64,502	$67,084
Cost of goods sold	48,328	44,524	35,855	43,051	39,234	33,843	34,733	33,472

Gross profit	38,654	40,412	31,534	38,437	34,627	31,194	29,769	33,612

Operating expenses:
Research, development and technical	13,030	12,060	11,321	11,659	12,147	10,462	10,857	9,544
Selling and marketing	5,528	5,486	5,075	5,026	4,863	3,938	4,012	4,176
General and administrative	8,556	9,105	8,244	8,414	7,029	6,191	6,542	5,665
Purchased in-process research and development	1,120	-	-	-	-	-	-	-
Total operating expenses	28,234	26,651	24,640	25,099	24,039	20,591	21,411	19,385

Operating income	10,420	13,761	6,894	13,338	10,588	10,603	8,358	14,227
Other income, net	1,541	764	1,090	716	833	969	458	487

Income before income taxes	11,961	14,525	7,984	14,054	11,421	11,572	8,816	14,714
Provision for income taxes	3,803	4,743	2,547	4,483	3,169	3,234	2,762	4,885

Net income	$8,158	$9,782	$5,437	$9,571	$8,252	$8,338	$6,054	$9,829

Basic earnings per share	$0.34	$0.40	$0.22	$0.39	$0.34	$0.34	$0.25	$0.40

Weighted average basic shares outstanding	24,087	24,205	24,233	24,363	24,459	24,609	24,642	24,638

Diluted earnings per share	$0.34	$0.40	$0.22	$0.39	$0.34	$0.34	$0.25	$0.40

Weighted average diluted shares outstanding	24,087	24,205	24,233	24,363	24,460	24,610	24,685	24,721

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our allowance for doubtful accounts:

Allowance For Doubtful Accounts	Balance At Beginning of Year	Additions (Deductions) Charged To Expenses	Deductions	Balance At End Of Year
Year ended:
September 30, 2006	$470	$92	$(11)	$551
September 30, 2005	598	(65)	(63)	470
September 30, 2004	585	44	(31)	598

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Charges to expenses and deductions, shown below, represent the net change required to maintain an appropriate reserve. Prior years have been revised to conform to current year presentation.

Warranty Reserves	Balance At Beginning of Year	Additions Charged To Expenses	Additions Due To Acquisitions	Deductions	Balance At End Of Year

Year ended:
September 30, 2006	$1,426	$415	$32	$(949)	$924
September 30, 2005	952	687	-	(213)	1,426
September 30, 2004	836	747	-	(631)	952

MANAGEMENT RESPONSIBILITY

The accompanying consolidated financial statements were prepared by the Company in conformity with accounting principles generally accepted in the United States of America. The Company’s management is responsible for the integrity of these statements and of the underlying data, estimates and judgments.

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

In addition, the Company’s independent registered public accounting firm conducts an objective assessment of the degree to which management meets its responsibility for fairness of financial reporting and issues an attestation report on the adequacy of management’s assessment. It evaluates the Company’s internal control over financial reporting and performs such tests and other procedures as it deems necessary to reach and express an opinion on the fairness of the financial statements.

In addition, the Audit Committee of the Board of Directors provides general oversight responsibility for the financial statements. Composed entirely of Directors who are independent and not employees of the Company, the Committee meets periodically with the Company’s management, internal auditors and the independent registered public accounting firm to review the quality of financial reporting and internal controls, as well as results of the auditing efforts. The internal auditors and independent registered public accounting firm have full and direct access to the Audit Committee, with and without management present.

/s/ William P. Noglows

William P. Noglows
Chief Executive Officer

/s/ William S. Johnson

William S. Johnson
Chief Financial Officer

/s/ Thomas S. Roman

Thomas S. Roman
Principal Accounting Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of September 30, 2006. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company is made known to senior management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

While we believe the present design of our disclosure controls and procedures is effective enough to make known to our senior management in a timely fashion all material information concerning our business, we intend to continue to improve the design and effectiveness of our disclosure controls and procedures to the extent necessary in the future to provide our senior management with timely access to such material information, and to correct any deficiencies that we may discover in the future, as appropriate.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2006. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited this assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, as stated in their report which is included at the beginning of Item 8 of Part II of this Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee and identification of an audit committee financial expert is incorporated by reference from the information contained in the sections captioned "Election of Directors" and “Board Structure and Compensation” in Cabot Microelectronics’ definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2007 (the "Proxy Statement”). In addition, for information with respect to the executive officers of Cabot Microelectronics, see "Executive Officers" at the end of Part I of this Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

  Shown below is information as of September 30, 2006, with respect to the shares of common stock that may be issued under Cabot Microelectronics’ existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,373,397	$44.40	3,943,412 (1)

Equity compensation plans not approved by security holders	-	-	-

Total	4,373,397	$44.40	3,943,412

(1)	Includes 211,892 shares available for future issuance under our Employee Stock Purchase Plan.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Financial Statements and Financial Statement Schedule are included in Item 8 herein:

1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2006, 2005 and 2004
Consolidated Balance Sheets at September 30, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2006, 2005 and 2004
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule II - Valuation and Qualifying Accounts

3.	Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number	Description

3.2 (1)	Amended and Restated By-Laws of Cabot Microelectronics Corporation.
3.3 (1)	Form of Amended and Restated Certificate of Incorporation of Cabot Microelectronics Corporation.
3.4 (2)	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.
4.1 (2)	Form of Cabot Microelectronics Corporation Common Stock Certificate.
4.2 (3)	Rights Agreement.
4.3 (4)	Amendment to Rights Agreement.
10.1	Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 26, 2006.*
10.2 (12)	Form of Cabot Microelectronics Corporation Second Amended and Restated 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (directors).*
10.4	Form of Cabot Microelectronics Corporation Second Amended and Restated 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (U.S. employees (including executive officers)).*
10.5	Form of Cabot Microelectronics Corporation Second Amended and Restated 2000 Equity Incentive Plan Restricted Stock Grant Agreement (employees (including executive officers)).*
10.15 (7)	Cabot Microelectronics Corporation Employee Stock Purchase Plan, as amended.*
10.22 (8)	Cabot Microelectronics Corporation 401(k) Plan, as amended.*
10.23 (5)	Form of Change in Control Severance Protection Agreement.**
10.28	Directors’ Deferred Compensation Plan, as amended September 26, 2006.*
10.29 (9)	Amended and Restated Credit Agreement dated November 24, 2003 among Cabot Microelectronics Corporation, Various Financial Institutions and LaSalle Bank National Association, as Administrative Agent, and National City Bank of Michigan/Illinois, as Syndication Agent.
10.30 (6)	Form of Deposit Share Agreement.***

10.31 (6)	Amendment No. 1 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.32 (6)	Fumed Alumina Supply Agreement.+
10.33 (7)	Adoption Agreement, as amended, of Cabot Microelectronics Corporation Supplemental Employee Retirement Plan.*
10.34 (14)	Code of Business Conduct.
10.36 (9)	Directors’ Cash Compensation Umbrella Program.*
10.37 (10)	Employment and Transition Agreement dated November 3, 2003.*
10.38 (10)	Employment Offer Letter dated November 2, 2003.*
10.39 (10)	Employment Offer Letter dated November 17, 2003.*
10.40 (11)	Amendment No. 2 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.
10.41 (11)	Amendment No. 3 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.
10.42 (11)	Fumed Silica Supply Agreement.+
10.43 (11)	General Release, Waiver and Covenant Not to Sue.*
10.44 (13)	Amendment as of January 17, 2005 to Four Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002, March 11, 2003 and March 9, 2004, respectively.*
10.45 (13)	Amendment as of January 29, 2005 to Three Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002 and March 11, 2003, respectively.*
10.46 (13)	Non-Employee Directors’ Compensation Summary as of March, 2005.*
10.47 (15)	Asset Purchase Agreement by and among Cabot Microelectronic Corporation, QED Technologies International, Inc., QED Technologies, Inc., Don Golini and Lowell Mintz dated June 15, 2006.
10.48 (15)	Technology Asset Purchase Agreement dated June 15, 2006 by and among Cabot Microelectronics Corporation, QED Technologies International, Inc., and Byelocorp Scientific, Inc.
10.49	Amendment No. 1 to Fumed Silica Supply Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.++
21.1	Subsidiaries of Cabot Microelectronics Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on March 27, 2000.

(2)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 3, 2000.

(3)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 4, 2000.

(4)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Current Report on Form 8-K (No. 000-30205) filed with the Commission on October 6, 2000.

(5)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on December 28, 2000.

(6)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 12, 2002.

(7)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 13, 2002.

(8)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 12, 2003.

(9)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on December 10, 2003.

(10)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 12, 2004.

(11)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 7, 2004.

(12)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on December 8, 2004.

(13)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 9, 2005.

(14)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on December 7, 2005.

(15)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 9, 2006.

* Management contract, or compensatory plan or arrangement.

** Substantially similar change in control severance protection agreements have been entered into with William P. Noglows, H. Carol Bernstein, Jean Pol Delrue, William S. Johnson, Daniel J. Pike, Thomas S. Roman, Stephen R. Smith, Clifford L. Spiro, Adam F. Weisman and Daniel S. Wobby, with differences only in the amount of payments and benefits to be received by such persons.

*** Substantially similar deposit share agreements have been entered into with H. Carol Bernstein, William S. Johnson, William P. Noglows, Daniel J. Pike, Clifford L. Spiro and Daniel S. Wobby with differences only in the amount of initial deposit made and deposit shares purchased by such persons.

+ This Exhibit has been filed separately with the Commission pursuant to the grant of a confidential treatment request. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

++ This Exhibit has been filed separately with the Commission pursuant to the submission of a confidential treatment request. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CABOT MICROELECTRONICS CORPORATION

Date: November 29, 2006	/s/ WILLIAM P. NOGLOWS
William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Principal Executive Officer]

Date: November 29, 2006	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: November 29, 2006	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 29, 2006	/s/ WILLIAM P. NOGLOWS
William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Director]

Date: November 29, 2006	/s/ ROBERT J. BIRGENEAU*
Robert J. Birgeneau
[Director]

Date: November 29, 2006	/s/ JOHN P. FRAZEE, JR.*
John P. Frazee, Jr.
[Director]

Date: November 29, 2006	/s/ H. LAURANCE FULLER*
H. Laurance Fuller
[Director]

Date: November 29, 2006	/s/ EDWARD J. MOONEY*
Edward J. Mooney
[Director]

Date: November 29, 2006	/s/ STEVEN V. WILKINSON*
Steven V. Wilkinson
[Director]

Date: November 29, 2006	/s/ ALBERT Y. C. YU*
Albert Y. C. Yu
[Director]

*	by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.