Form 10-Q
period 2006-12-31
CABOT MICROELECTRONICS CORP
filed 2007-02-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2006

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

As of January 31, 2007, the Company had 23,907,594 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2006	2005

Revenue	$81,816	$81,488

Cost of goods sold	42,501	43,051

Gross profit	39,315	38,437

Operating expenses:
Research, development and technical	12,247	11,659
Selling and marketing	5,476	5,026
General and administrative	9,425	8,414
Total operating expenses	27,148	25,099

Operating income	12,167	13,338

Other income, net	1,174	716
Income before income taxes	13,341	14,054
Provision for income taxes	4,216	4,483

Net income	$9,125	$9,571

Basic earnings per share	$0.38	$0.39

Weighted average basic shares outstanding	23,839	24,363

Diluted earnings per share	$0.38	$0.39

Weighted average diluted shares outstanding	23,841	24,363

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)
	December 31, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$54,130	$54,965
Short-term investments	106,265	110,965
Accounts receivable, less allowance for doubtful accounts of $536 at December 31, 2006,
and $551 at September 30, 2006	47,808	48,028
Inventories	41,951	40,326
Prepaid expenses and other current assets	4,946	4,785
Deferred income taxes	2,454	2,436
Total current assets	257,554	261,505

Property, plant and equipment, net	127,719	130,176
Goodwill	4,569	4,565
Other intangible assets, net	13,802	11,447
Deferred income taxes	3,060	1,365
Other long-term assets	2,860	3,075
Total assets	$409,564	$412,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,105	$15,104
Capital lease obligations	1,275	1,254
Accrued expenses, income taxes payable and other current liabilities	18,106	22,475
Total current liabilities	30,486	38,833

Capital lease obligations	4,155	4,420
Other long-term liabilities	1,155	1,109
Total liabilities	35,796	44,362

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,375,040 shares at December 31, 2006, and 25,254,719 shares at September 30, 2006	24	24
Capital in excess of par value of common stock	160,573	157,463
Retained earnings	260,132	251,007
Accumulated other comprehensive income	30	272
Treasury stock at cost, 1,497,641 shares at December 31, 2006, and 1,297,167 shares at September 30, 2006	(46,991)	(40,995)
Total stockholders’ equity	373,768	367,771

Total liabilities and stockholders’ equity	$409,564	$412,133

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$9,125	$9,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,109	4,832
Loss on equity investment	-	566
Share-based compensation expense	2,925	2,494
Deferred income tax benefit	(1,719)	(840)
Non-cash foreign exchange (gain) loss	(59)	973
Other	203	(50)
Changes in operating assets and liabilities:
Accounts receivable	211	(6,392)
Inventories	(1,668)	3,872
Prepaid expenses and other assets	62	1,356
Accounts payable	(3,668)	1,192
Accrued expenses, income taxes payable and other liabilities	(4,621)	2,042
Net cash provided by operating activities	6,900	19,616

Cash flows from investing activities:
Additions to property, plant and equipment	(3,476)	(5,408)
Proceeds from the sale of property, plant and equipment	100	11
Acquisition of business	-	(2,282)
Acquisition of patent license	(3,000)	-
Purchases of short-term investments	(29,100)	(33,830)
Proceeds from the sale of short-term investments	33,800	34,110
Net cash used in investing activities	(1,676)	(7,399)

Cash flows from financing activities:
Repurchases of common stock	(5,996)	(3,998)
Net proceeds from issuance of stock	176	137
Principal payments under capital lease obligations	(243)	(227)
Net cash used in financing activities	(6,063)	(4,088)

Effect of exchange rate changes on cash	4	(275)
Increase (decrease) in cash	(835)	7,854
Cash and cash equivalents at beginning of period	54,965	44,436
Cash and cash equivalents at end of period	$54,130	$52,290

Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$864	$6,233
Issuance of restricted stock	4,097	68

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby enabling IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.  We believe we are the world’s leading supplier of slurries for IC devices.  We also develop, manufacture and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area.  In addition, we are developing and commercializing CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue a variety of surface modification applications outside of the semiconductor and hard disk drive industries for which our capabilities and knowledge may provide previously unseen surface performance or improved productivity.  For additional information, refer to Part 1, Item 1, “Business”, in our annual report on Form 10-K for the fiscal year ended September 30, 2006.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of December 31, 2006, cash flows for the three months ended December 31, 2006, and December 31, 2005, and results of operations for the three months ended December 31, 2006, and December 31, 2005.  The results of operations for the three months ended December 31, 2006, may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2007.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2006.  We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP slurries.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated. Certain reclassifications of prior fiscal year amounts have been made to conform to the current period presentation.

We discuss the effects of recent accounting pronouncements in Note 2 of “Notes to the Consolidated Financial Statements”, included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006.  We do not believe there have been any significant new accounting pronouncements issued during the first three months of fiscal 2007 that are applicable to our business.

2. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2006	2006

Raw materials	$20,147	$18,623
Work in process	1,440	1,805
Finished goods	20,364	19,898
Total	$41,951	$40,326

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $4,569 and $4,565 as of December 31, 2006, and September 30, 2006, respectively.

The components of other intangible assets are as follows:

	December 31, 2006		September 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$5,380	$269	$5,380	$135
Acquired patents and licenses *	8,000	943	5,000	479
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	1,457	1,106	1,457	1,059

Total other intangible assets subject to amortization	17,387	4,868	14,387	4,223

Total other intangible assets not subject to amortization **	1,283		1,283

Total other intangible assets	$18,670	$4,868	$15,670	$4,223

*  We acquired a license of patents for $3,000 in the first fiscal quarter of 2007.
** Total other intangible assets not subject to amortization primarily consist of trade names.

Amortization expense was $645 and $4 for the three months ended December 31, 2006 and 2005, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated amortization expense

Remainder of 2007	$2,160
2008	2,838
2009	1,663
2010	854
2011	847

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31,	September 30,
	2006	2006

Accrued compensation	$8,496	$12,948
Raw materials accrual	1,617	3,088
Warranty accrual	515	924
Income taxes payable	3,027	764
Taxes, other than income taxes	1,755	2,270
Other	2,696	2,481
Total	$18,106	$22,475

5. CONTINGENCIES

We periodically become a party to legal proceedings in the ordinary course of business.  We are not involved in any legal proceedings that we currently believe will have a material impact on our consolidated financial position, results of operations or cash flows.

Refer to Note 15 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Adjustments to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements changed during our first quarter of fiscal 2007 as follows:

Balance as of September 30, 2006	$924
Additions charged to expense	-
Deductions	(409)
Balance as of December 31, 2006	$515

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. SHARE-BASED COMPENSATION PLANS

Effective October 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires all share-based payments, including stock option grants, restricted stock and employee stock purchases, to be recognized in the income statement based on their fair values.  We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 26, 2006 (“2000 Equity Incentive Plan”); our Directors’ Deferred Compensation Plan, as amended September 26, 2006; our 2001 Executive Officer Deposit Share Program; and our Cabot Microelectronics Corporation Employee Stock Purchase Plan, as amended.  For additional information regarding these programs, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

Prior to December 1, 2006, awards and grants made as part of our annual equity incentive award program under our 2000 Equity Incentive Plan had consisted solely of non-qualified stock option grants.  As permitted by the 2000 Equity Incentive Plan, on December 1, 2006, our compensation committee decided to award a blend of non-qualified stock option grants and restricted stock awards (restricted stock units for our non-United States employees) to all employees who were receiving awards on December 1, 2006, according to an approximate three-to-one ratio of non-qualified stock options granted to shares of restricted stock awarded.  Our compensation committee made this decision primarily to address the financial impact of the expensing of equity-based compensation now required pursuant to SFAS 123R, as well as to provide a more competitive balance of equity incentives being awarded to our employees under the 2000 Equity Incentive Plan.

Share-based compensation expense under SFAS 123R for the three months ended December 31, 2006, and December 31, 2005, was as follows:

	Three Months Ended
	December 31,
	2006	2005

Cost of goods sold	$187	$150
Research, development and technical	290	233
Selling and marketing	309	245
General and administrative	2,139	1,866
Total share-based compensation expense	2,925	2,494
Tax benefit	1,045	923
Total share-based compensation expense, net of tax	$1,880	$1,571

For additional information regarding the estimation of fair value, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

7. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended
	December 31,
	2006	2005

Interest income	$1,453	$1,211
Interest expense	(124)	(138)
Other income (expense)	(155)	(357)
Total other income, net	$1,174	$716

8. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended
	December 31,
	2006	2005

Net income	$9,125	$9,571
Other comprehensive income:
Net unrealized gain on derivative instruments	9	9
Foreign currency translation adjustment	(251)	(1,895)
Total comprehensive income	$8,883	$7,685

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	December 31,
	2006	2005
Numerator:
Earnings available to common shares	$9,125	$9,571

Denominator:
Weighted average common shares	23,838,984	24,363,269
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	2,511	-
Diluted weighted average common shares	23,841,495	24,363,269
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.38	$0.39

Diluted	$0.38	$0.39

For the three months ended December 31, 2006 and 2005, approximately 4.4 million and 3.9 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth and trends; growth of the markets in which the Company participates; international events; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; the construction of new or refurbishment of existing facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2006, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2007 OVERVIEW

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

In addition to strengthening and growing our core CMP business, through our Engineered Surface Finishes (ESF) growth initiative we are exploring a variety of surface modification applications where we believe our technical ability to shape, enable and enhance the performance of surfaces at an atomic level may provide previously unseen surface performance or improved productivity.  By supplementing our internal development efforts with some externally acquired technologies and businesses, we seek to leverage our expertise in CMP formulation, materials and polishing techniques for the semiconductor industry to address other demanding market applications requiring nanoscale control of surface shape and finish, and gain access to a variety of markets that we do not currently serve.

Revenue for our first fiscal quarter was $81.8 million, which represented a decrease of 5.9%, or $5.2 million, from the previous fiscal quarter and an increase of 0.4%, or $0.3 million, from the three months ended December 31, 2005, which did not include QED Technologies, Inc. (QED), a business we acquired in July 2006.  We believe the decrease in our revenue from the previous fiscal quarter is primarily indicative of an apparent softening of demand due to an inventory correction in the semiconductor industry.  Despite this apparent softening, our long-term goal continues to be 15% annual revenue growth to be achieved through a combination of organic growth along with growth through acquisition.  However, there are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; the effect of competition on pricing; quarter to quarter changes in customer orders regardless of industry strength; and the timing of acquisitions.

Index
Gross profit expressed as a percentage of revenue for our first fiscal quarter was 48.1%, an increase from both the 44.4% reported in the previous fiscal quarter and the 47.2% reported in the first quarter of fiscal 2006.  The increase in gross profit as a percentage of revenue over the previous fiscal quarter was primarily driven by lower costs in certain areas as well as higher yields in our manufacturing operations, partially offset by a lower-valued product mix and lower manufacturing capacity utilization.  In addition, the gross profit in our fourth quarter of fiscal 2006 was adversely impacted by the write-off of assets during our conversion of an existing building previously used for CMP slurry production and research and development activities into a polishing pad manufacturing facility.  In addition, results for the fourth quarter of fiscal 2006 were adversely affected by the write-up to fair value of inventories purchased in our July 2006 QED acquisition, which results in higher costs incurred when those inventories are sold.  We expect our gross profit as a percentage of revenue to be in the range of 46% to 48% for the full fiscal year 2007; however, we may experience quarterly gross profit above or below this range due to fluctuations in our product mix or other factors.

Operating expenses were $27.1 million in our first quarter of fiscal 2007, compared to $28.2 million in the previous fiscal quarter and $25.1 million in the first quarter of fiscal 2006.  The decrease from the previous fiscal quarter was due to the absence of an asset impairment expense and write-off of purchased in-process research and development related to our QED acquisition, both of which were recognized in the fourth quarter of fiscal 2006.  This was partially offset by higher staffing costs compared to the previous fiscal quarter.  We continue to expect operating expenses to be in the range of approximately $27 million to $30 million per quarter, trending up within this range during the year, as stated in our annual report on Form 10-K for the year ended September 30, 2006.

Diluted earnings per share for our first fiscal quarter was $0.38, an increase from the $0.34 per share reported in the previous fiscal quarter and a decrease from the $0.39 per share reported in the same quarter of fiscal 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006.  We believe there have been no material changes in our critical accounting estimates and no significant new accounting pronouncements issued during the first three months of fiscal 2007 that are applicable to our business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006, VERSUS THREE MONTHS ENDED DECEMBER 31, 2005

We acquired substantially all of the assets and assumed certain current liabilities of QED in July 2006.  Therefore, the prior year comparable period, the three months ended December 31, 2005, does not include QED results of operations.

REVENUE

Revenue was $81.8 million for the three months ended December 31, 2006, which represented a 0.4%, or $0.3 million, increase from the three months ended December 31, 2005.  Of this increase, $4.3 million was contributed by the QED business, which was acquired in July 2006, and $1.3 million was due to a higher weighted average selling price.  These increases were largely offset by a $5.3 million decrease in sales volume.  The higher weighted average selling price was due to a higher-priced product mix and higher selling prices primarily related to our April 2006 transition to selling directly to customers in Taiwan rather than through a distributor, which has allowed us to keep a portion of the markup that our distributor charged its end customers.

Index
COST OF GOODS SOLD

Total cost of goods sold was $42.5 million for the three months ended December 31, 2006, which represented a decrease of 1.3%, or $0.6 million, from the same quarter last year.  Of this decrease, $2.8 million was due to a lower sales volume and $0.2 million was due to a lower average cost per gallon.  These decreases were partially offset by an increase of $2.5 million in costs of goods sold due to the inclusion of QED in fiscal 2007.

Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see “Tabular Disclosure of Contractual Obligations” in this filing as well as in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.1% for the three months ended December 31, 2006, as compared to 47.2% in the same quarter of fiscal 2006.  The increase resulted primarily from a higher-valued product mix and lower costs in certain areas.  These increases were partially offset by higher fixed costs and higher logistics costs as a result of our transition to selling directly to customers rather than through a distributor in Taiwan, effective April 2006.  We expect our gross profit as a percentage of revenue to be in the range of 46% to 48% for full fiscal year 2007.  Quarterly gross profit may be above or below this range due to fluctuations in our product mix or other factors.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $12.2 million for the three months ended December 31, 2006, which represented an increase of 5.0%, or $0.6 million, from the three months ended December 31, 2005.  The increase was primarily related to $0.6 million in increased staffing costs due to the inclusion of QED in fiscal 2007 and $0.4 million in increased depreciation related to our Asia Pacific technology center in Geino, Japan, and our data storage laboratory in Singapore.  These increases were partially offset by $0.6 million in decreased costs for clean room materials and laboratory supplies.

Our research, development and technical efforts are focused on the following main areas:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP slurry and pad products;
•	Process development to support rapid and effective commercialization of new products;
•	Evaluation of new polishing applications related to our ESF initiative; and
•	Applications support.

SELLING AND MARKETING

Selling and marketing expenses of $5.5 million for the three months ended December 31, 2006, were 9.0%, or $0.5 million, higher than the three months ended December 31, 2005.  The single largest factor causing the increase was higher staffing costs.

Index
GENERAL AND ADMINISTRATIVE

General and administrative expenses were $9.4 million for our first quarter of fiscal 2007, which represented an increase of 12.0%, or $1.0 million, from the same quarter in fiscal 2006.  The increase resulted primarily from $1.2 million in higher staffing costs and $0.2 million in higher depreciation expense, both of which were partially due to the inclusion of QED in fiscal 2007.  These increases were partially offset by a $0.3 million decrease in professional fees.

OTHER INCOME, NET

Other income was $1.2 million for the three months ended December 31, 2006, compared to $0.7 million in the three months ended December 31, 2005.  The increase in other income was primarily due to $0.2 million greater interest income from higher interest rates and $0.4 million lower expenses associated with our investment in NanoProducts Corporation.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 31.6% for the first quarter of fiscal 2007 and 31.9% for the same quarter of fiscal 2006.  The decrease in the effective tax rate was primarily due to higher tax-exempt interest income in our first quarter of fiscal 2007 as well as increased research and experimentation tax credits.  The credit had expired effective December 31, 2005, but it was reinstated in December 2006 retroactive to January 1, 2006.

NET INCOME

Net income was $9.1 million for the three months ended December 31, 2006, which represented a decrease of 4.7%, or $0.4 million, from the three months ended December 31, 2005, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $6.9 million in the first quarter of fiscal 2007, and $19.6 million in the first quarter of fiscal 2006.  Our cash provided by operating activities in the first quarter of fiscal 2007 originated from $16.6 million of net income adjusted for non-cash items, partially offset by a $9.7 million net increase in working capital.

In the first quarter of fiscal 2007, cash flows used in investing activities were $1.7 million, of which $3.5 million in cash was used for purchases of property, plant and equipment primarily for the expansion of our pad manufacturing capabilities in the U.S. and Taiwan, and $3.0 million was used to acquire a license of patents.  These cash outflows were partially offset by $4.7 million provided by net sales of short-term investments.  In the first quarter of fiscal 2006, cash flows used in investing activities were $7.4 million.  Purchases of property, plant and equipment of $5.4 million were made primarily for the construction of our Asia Pacific technology center and manufacturing projects.  In addition, $2.3 million was used for our acquisition of substantially all of the assets and the assumption of certain liabilities of Surface Finishes Co., Inc.

In the first quarter of fiscal 2007, cash flows used in financing activities were $6.1 million, primarily as a result of $6.0 million in repurchases of common stock under our share repurchase program.  In the first quarter of fiscal 2006, cash flows used in financing activities were $4.1 million, including $4.0 million in purchases of common stock under our share repurchase program.  This share repurchase program, which was authorized by our Board of Directors in October 2005 for up to $40.0 million, had $18.0 million remaining available for share repurchases at December 31, 2006, although it may be suspended or terminated at any time, at the Company’s discretion.

Index

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

We believe that cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, including limited merger and acquisition activities, and share repurchases for the foreseeable future.  However, we plan to expand our business and continue to improve our technology, and to do so may require us to raise additional funds in the future through public or private equity or debt financing, strategic relationships or other arrangements.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2006, and September 30, 2006, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After
(In millions)	Total	1 Year	Years	Years	5 Years

Capital lease obligations	$5.4	$1.3	$2.2	$1.9	$-
Operating leases	2.4	1.3	1.0	0.1	-
Purchase obligations	53.3	44.8	6.0	2.5	-
Other long-term liabilities	1.2	-	-	-	1.2
Total contractual obligations	$62.3	$47.4	$9.2	$4.5	$1.2

We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products and to pay for the shortfall if we purchase less than that amount.  This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal.  We currently anticipate meeting minimum forecasted purchase volume requirements.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $32.9 million of contractual commitments for fumed silica and fumed alumina under these contracts.

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006, for additional information regarding our contractual obligations.

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

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of December 31, 2006, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Index

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Because of inherent limitations, our disclosure controls or our internal control over financial reporting may not prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must take into account the benefits of controls relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include possible faulty judgment in decision making and breakdowns due to a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We periodically become a party to legal proceedings in the ordinary course of business.  We are not involved in any legal proceedings that we currently believe will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our annual report on Form 10-K for the fiscal year ended September 30, 2006.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

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

Index

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

In fiscal 2006, our five largest customers accounted for approximately 44% of our revenue; Marketech, a distributor, was our largest customer at that time.  Effective April 2006, with our transition to direct sales in Taiwan, we began selling directly to Taiwan Semiconductor Manufacturing Company (TSMC) and our other customers in Taiwan rather than through Marketech.  Due to the timing of this transition, TSMC accounted for approximately 10% of our revenue for the full fiscal year 2006.  In the three months ended December 31, 2006, our five largest customers accounted for approximately 43% of our revenue; TSMC was our largest customer, accounting for approximately 17% of our revenue.

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

Our business would suffer from any problem or interruption in our supply of the key raw materials we use in our CMP slurries, including fumed metal oxides such as fumed alumina and fumed silica.  For example, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica.  We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed metal oxides, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by our customers.  In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers could adversely affect us.

Also, if we change the supplier or type of key raw materials we use to make our CMP slurries, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP slurries to these customers.

Index

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 79% of our revenue was generated by sales to customers outside of the United States for the fiscal year ended September 30, 2006, and the three months ended December 31, 2006.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because CMP slurry and pad manufacturers develop complex technical formulas for CMP products which are proprietary in nature and differentiate their products from those of competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may require varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

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

Index

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

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and it is extremely difficult to predict sales of our products given uncertainties in these factors.  There are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; and quarter to quarter changes in customer orders regardless of industry strength.  Some additional factors that affect demand for our products include: our customers’ production of logic versus memory devices, customer process improvements and efficiencies such as the transition from 200 mm to 300 mm wafers, customer integration schemes, share gains and losses and pricing changes by us and our competitors.

OUR INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD CAUSE OUR BUSINESS TO SUFFER

If we fail to attract and retain the necessary managerial, technical and customer support personnel, our business and our ability to maintain existing and obtain new customers, develop new products and provide acceptable levels of customer service could suffer.  Competition for qualified personnel, particularly those with significant experience in the semiconductor industry, is intense.  The loss of services of key employees could harm our business and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2006	-	-	-	$24,004
Nov. 1 through Nov. 30, 2006	200,474	$29.91	200,474	$18,008
Dec. 1 through Dec. 31, 2006	-	-	-	$18,008
Total	200,474	$29.91	200,474	$18,008

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

CABOT MICROELECTRONICS CORPORATION

Date: February 8, 2007	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 8, 2007	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Index