Form 10-Q
period 2007-03-31
CABOT MICROELECTRONICS CORP
filed 2007-05-09
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2007

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

As of April 30, 2007, the Company had 23,793,510 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenue	$76,987	$67,389	$158,803	$148,877

Cost of goods sold	43,188	35,855	85,689	78,906

Gross profit	33,799	31,534	73,114	69,971

Operating expenses:
Research, development and technical	13,481	11,321	25,728	22,980
Selling and marketing	5,847	5,075	11,323	10,101
General and administrative	9,537	8,244	18,962	16,658
Total operating expenses	28,865	24,640	56,013	49,739

Operating income	4,934	6,894	17,101	20,232

Other income, net	1,260	1,090	2,434	1,806
Income before income taxes	6,194	7,984	19,535	22,038
Provision for income taxes	1,703	2,547	5,919	7,030

Net income	$4,491	$5,437	$13,616	$15,008

Basic earnings per share	$0.19	$0.22	$0.57	$0.62

Weighted average basic shares outstanding	23,708	24,233	23,774	24,299

Diluted earnings per share	$0.19	$0.22	$0.57	$0.62

Weighted average diluted shares outstanding	23,718	24,233	23,777	24,299

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$57,818	$54,965
Short-term investments	105,750	110,965
Accounts receivable, less allowance for doubtful accounts of $530 at
March 31, 2007, and $551 at September 30, 2006	47,563	48,028
Inventories	42,102	40,326
Prepaid expenses and other current assets	9,315	4,785
Deferred income taxes	2,540	2,436
Total current assets	265,088	261,505

Property, plant and equipment, net	123,839	130,176
Goodwill	4,569	4,565
Other intangible assets, net	13,082	11,447
Deferred income taxes	4,166	1,365
Other long-term assets	2,756	3,075
Total assets	$413,500	$412,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,330	$15,104
Capital lease obligations	1,297	1,254
Accrued expenses, income taxes payable and other current liabilities	18,710	22,475
Total current liabilities	29,337	38,833

Capital lease obligations	3,885	4,420
Other long-term liabilities	1,263	1,109
Total liabilities	34,485	44,362

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,418,250 shares at March 31, 2007, and
25,254,719 shares at September 30, 2006	24	24
Capital in excess of par value of common stock	164,708	157,463
Retained earnings	264,623	251,007
Accumulated other comprehensive income	651	272
Treasury stock at cost, 1,627,337 shares at March 31, 2007,
and 1,297,167 shares at September 30, 2006	(50,991)	(40,995)
Total stockholders’ equity	379,015	367,771

Total liabilities and stockholders’ equity	$413,500	$412,133

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$13,616	$15,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,229	9,800
Loss on equity investment	-	566
Share-based compensation expense	6,257	5,145
Deferred income tax benefit	(2,903)	(2,902)
Non-cash foreign exchange (gain) loss	(127)	889
Other	655	297
Changes in operating assets and liabilities:
Accounts receivable	648	2,046
Inventories	(1,660)	(4,526)
Prepaid expenses and other assets	(4,201)	3,227
Accounts payable	(5,253)	1,341
Accrued expenses, income taxes payable and other liabilities	(3,823)	(2,684)
Net cash provided by operating activities	15,438	28,207

Cash flows from investing activities:
Additions to property, plant and equipment	(5,605)	(15,460)
Proceeds from the sale of property, plant and equipment	172	17
Acquisition of business	-	(2,282)
Acquisition of patent license	(3,000)	-
Purchases of short-term investments	(62,375)	(81,655)
Proceeds from the sale of short-term investments	67,590	82,242
Net cash used in investing activities	(3,218)	(17,138)

Cash flows from financing activities:
Repurchases of common stock	(9,995)	(7,995)
Net proceeds from issuance of stock	988	789
Principal payments under capital lease obligations	(491)	(460)
Net cash used in financing activities	(9,498)	(7,666)

Effect of exchange rate changes on cash	131	(242)
Increase in cash	2,853	3,161
Cash and cash equivalents at beginning of period	54,965	44,436
Cash and cash equivalents at end of period	$57,818	$47,597

Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$502	$1,498
Issuance of restricted stock	4,487	68

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). CMP polishes surfaces at an atomic level, thereby enabling IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects. We believe we are the world’s leading supplier of slurries for IC devices. We also develop, manufacture and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area. In addition, we are commercializing CMP polishing pads, which are used in conjunction with slurries in the CMP process. We also pursue a variety of surface modification applications outside of the semiconductor and hard disk drive industries for which our capabilities and knowledge may provide previously unseen surface performance or improved productivity. For additional information, refer to Part 1, Item 1, “Business”, in our annual report on Form 10-K for the fiscal year ended September 30, 2006.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America. In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of March 31, 2007, cash flows for the six months ended March 31, 2007, and March 31, 2006, and results of operations for the three and six months ended March 31, 2007, and March 31, 2006. The results of operations for the three and six months ended March 31, 2007, may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2006. We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP slurries.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated. Certain reclassifications of prior fiscal year amounts have been made to conform to the current period presentation.

2. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2007	2006

Raw materials	$21,658	$18,623
Work in process	1,537	1,805
Finished goods	18,907	19,898
Total	$42,102	$40,326

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $4,569 and $4,565 as of March 31, 2007, and September 30, 2006, respectively.

The components of other intangible assets were as follows:

	March 31, 2007		September 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$5,380	$404	$5,380	$135
Acquired patents and licenses *	8,000	1,482	5,000	479
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	1,457	1,152	1,457	1,059

Total other intangible assets subject to amortization	17,387	5,588	14,387	4,223

Total other intangible assets not subject to amortization **	1,283		1,283

Total other intangible assets	$18,670	$5,588	$15,670	$4,223

*  We acquired a license of patents for $3,000 in the first fiscal quarter of 2007.
** Total other intangible assets not subject to amortization primarily consist of trade names.

Amortization expense was $720 and $1,365 for the three and six months ended March 31, 2007, respectively. Amortization expense for the three and six months ended March 31, 2006, was $4 and $8, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated amortization expense

Remainder of 2007	$1,440
2008	2,838
2009	1,663
2010	854
2011	847
2012	847

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31,	September 30,
	2007	2006

Accrued compensation	$8,751	$12,948
Goods and services received, not yet invoiced	4,342	3,088
Warranty accrual	435	924
Income taxes payable	-	764
Taxes, other than income taxes	1,938	2,270
Other	3,244	2,481
Total	$18,710	$22,475

5. CONTINGENCIES

While we are not at present involved in any legal proceedings that we currently believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business. For example, in January 2007, Cabot Microelectronics filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a competitor of ours, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacture and marketing of certain CMP slurries infringe five CMP slurry patents that we own. The affected DA Nano products include those used for tungsten CMP. We filed our patent infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano. DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint. DA Nano’s complaint does not allege any infringement by Cabot Microelectronics’ products of intellectual property owned by DA Nano. While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and intend to pursue and defend them vigorously.

Refer to Note 15 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances. Adjustments to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements changed during our second quarter of fiscal 2007 as follows:

Balance as of September 30, 2006	$ 924
Additions charged to expense	-
Deductions	(489)
Balance as of March 31, 2007	$ 435

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. SHARE-BASED COMPENSATION PLANS

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires all share-based payments, including stock option grants, restricted stock and employee stock purchases, to be recognized in the income statement based on their fair values. We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 26, 2006 (“2000 Equity Incentive Plan”); our Directors’ Deferred Compensation Plan, as amended September 26, 2006; our 2001 Executive Officer Deposit Share Program; and our Cabot Microelectronics Corporation Employee Stock Purchase Plan, as amended (“Employee Stock Purchase Plan”). For additional information regarding these programs, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

Prior to December 1, 2006, awards and grants made as part of our annual equity incentive award program under our 2000 Equity Incentive Plan consisted solely of non-qualified stock option grants. As permitted by the 2000 Equity Incentive Plan, on December 1, 2006, our compensation committee decided to award a blend of non-qualified stock option grants and restricted stock awards (restricted stock units for our non-United States employees) to all employees who were receiving awards on December 1, 2006, according to an approximate three-to-one ratio of non-qualified stock options granted to shares of restricted stock awarded. Our compensation committee made this decision primarily to address the financial impact of the expensing of equity-based compensation now required pursuant to SFAS 123R, as well as to provide a more competitive balance of equity incentives being awarded to our employees under the 2000 Equity Incentive Plan.

Prior to March 6, 2007, initial and annual equity grants made to non-employee directors under our 2000 Equity Incentive Plan as part of our non-employee directors’ compensation program consisted solely of non-qualified stock option grants. In order to align the Company’s equity grants and awards for non-employee directors with the Company’s revised equity grants and awards for employees including executive officers, as described above, on March 5, 2007, our Board of Directors approved revisions to the equity incentive elements of the non-employee directors’ compensation program effective as of March 6, 2007, the date of our annual meeting of stockholders. As with the revisions to the methodology for awards and grants made to employees, these revisions have resulted in annual grants/awards to non-employee directors consisting of a blend of non-qualified stock option grants and restricted stock awards according to an approximate three-to-one ratio, respectively.

Share-based compensation expense under SFAS 123R for the three and six months ended March 31, 2007, and March 31, 2006, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Cost of goods sold	$196	$163	$383	$313
Research, development and technical	281	243	571	476
Selling and marketing	321	259	630	504
General and administrative	2,534	1,986	4,673	3,852
Total share-based compensation expense	3,332	2,651	6,257	5,145
Tax benefit	1,190	981	2,235	1,903
Total share-based compensation expense, net of tax	$2,142	$1,670	$4,022	$3,242

For additional information regarding the estimation of fair value, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

7. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Interest income	$1,337	$1,333	$2,790	$2,544
Interest expense	(132)	(135)	(256)	(272)
Other income (expense)	55	(108)	(100)	(466)
Total other income, net	$1,260	$1,090	$2,434	$1,806

8. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net income	$4,491	$5,437	$13,616	$15,008
Other comprehensive income:
Net unrealized gain on derivative
instruments	9	9	18	18
Foreign currency translation adjustment	612	480	361	(1,415)
Total comprehensive income	$5,112	$5,926	$13,995	$13,611

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Earnings available to common shares	$4,491	$5,437	$13,616	$15,008

Denominator:
Weighted average common shares	23,708,131	24,232,779	23,774,262	24,299,165
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	10,099	268	2,834	50
Diluted weighted average common shares	23,718,230	24,233,047	23,777,096	24,299,215
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.19	$0.22	$0.57	$0.62

Diluted	$0.19	$0.22	$0.57	$0.62

For each of the three-month periods ended March 31, 2007 and 2006, approximately 4.6 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended March 31, 2007 and 2006, approximately 4.5 million and 4.2 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the same reason.

10. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. This SFAS is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial position, results of operations and cash flows.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding future sales and operating results; Company and industry growth or trends; growth of the markets in which the Company participates; international events; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; the construction of new or refurbishment of existing facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forward-looking information. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2006, including the consolidated financial statements and related notes thereto.

SECOND QUARTER OF FISCAL 2007 OVERVIEW

We believe we are the world’s leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP). CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs. We develop, produce and sell CMP slurries for polishing materials such as copper, tungsten and dielectric in IC devices, and also for polishing the coatings on disks in hard disk drives and magnetic heads. In addition, we are commercializing CMP polishing pads, which are used in conjunction with slurries in the CMP process. Demand for our CMP products for IC devices is primarily based on the number of wafers, or “wafer starts”, of these advanced devices produced by semiconductor manufacturers.

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

Revenue for our second fiscal quarter of $77.0 million decreased 5.9%, or $4.8 million, from the previous fiscal quarter. The decrease in revenue was primarily due to an apparent continued softening of demand resulting from an inventory correction in the semiconductor industry, which began affecting our results in September 2006. We believe a number of our key customers reduced production in response to excess inventory of semiconductor devices and this has reduced demand for our products. Revenue for the second fiscal quarter of 2007 was 14.2%, or $9.6 million, higher than in the three months ended March 31, 2006, a quarter during which our revenue was adversely impacted by our transition to selling directly to customers in Taiwan rather than through a distributor. The second quarter of fiscal 2006 also did not include QED Technologies, Inc. (QED), a business we acquired in July 2006.

Index

There are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; the effect of competition on pricing; quarter to quarter changes in customer orders regardless of industry strength; and the timing of acquisitions. Some factors that affect demand for our products include customers’ production of logic versus memory devices, customer integration schemes, share gains and losses and pricing changes by us and our competitors. We previously stated that our long-term goal was to grow our revenue by 15% per year, subject to industry conditions and timing of acquisitions. Given the downturn in demand for our CMP products we have seen in the first half of fiscal 2007, we do not expect to achieve this goal in fiscal 2007.

Gross profit expressed as a percentage of revenue for our second fiscal quarter was 43.9%, a decrease from both the 48.1% reported in the previous fiscal quarter and the 46.8% reported in the second quarter of fiscal 2006. The decrease in gross profit as a percentage of revenue over the previous fiscal quarter was primarily driven by lower manufacturing utilization on our lower level of sales, lower manufacturing yields and higher fixed manufacturing costs. These adverse effects were partially offset by a higher-valued product mix. We continue to expect our gross profit as a percentage of revenue to be in the range of 46% to 48% for the full fiscal year 2007; however, given our performance in the first half of the year it is likely that it will fall at the low end of this range. We may experience quarterly gross profit above or below this range, as we have in the first two quarters of fiscal 2007, due to fluctuations in our product mix or other factors.

Operating expenses were $28.9 million in our second quarter of fiscal 2007, compared to $27.1 million in the previous fiscal quarter of 2007 and $24.6 million in the second quarter of fiscal 2006. The increase from the previous fiscal quarter was due to higher professional fees, including costs to enforce the Company’s intellectual property portfolio, higher costs for clean room materials used in research and development activities and increased staffing related expenses. We continue to expect operating expenses to be in the range of approximately $27 million to $30 million per quarter.

Diluted earnings per share for our second fiscal quarter were $0.19, a decrease from the $0.38 per share reported in the previous fiscal quarter and the $0.22 per share reported in the same quarter of fiscal 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006. We believe there have been no material changes in our critical accounting estimates and no significant new accounting pronouncements issued during the first six months of fiscal 2007 that are applicable to our business.

RESULTS OF OPERATIONS

We acquired substantially all of the assets and assumed certain current liabilities of QED in July 2006. Therefore, the prior year comparable periods, the three and six months ended March 31, 2006, do not include QED results of operations.

THREE MONTHS ENDED MARCH 31, 2007, VERSUS THREE MONTHS ENDED MARCH 31, 2006

REVENUE

Revenue was $77.0 million for the three months ended March 31, 2007, which represented an increase of 14.2%, or $9.6 million, from the three months ended March 31, 2006, a quarter that was adversely impacted by our transition to selling directly to customers in Taiwan rather than through a distributor. Of this increase, $3.6 million was due to a higher average selling price for our slurry products, $3.4 million was contributed by QED, and $2.6 million was due to an increase in sales volume in our core CMP business. The average selling price for our slurry products increased by 4.9% from the second quarter of fiscal 2006. This increase resulted primarily from a higher-priced product mix as well as higher selling prices mainly related to our transition to direct sales in Taiwan.

Index

COST OF GOODS SOLD

Total cost of goods sold was $43.2 million for the three months ended March 31, 2007, which represented an increase of 20.5%, or $7.3 million, from the three months ended March 31, 2006. Of this increase, $4.2 million was due to a higher average cost per unit, $1.7 million was related to QED and $1.4 million was due to higher sales volumes in our core CMP business. The higher average unit cost primarily resulted from lower utilization of our manufacturing capacity due to the lower level of sales as well as a higher-cost product mix.

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

Our need for additional quantities or different kinds of key raw materials has required, and will continue to require, that we enter into new supply arrangements with third parties. Future arrangements may result in costs which are different from those in the existing agreements. In addition, rising energy or other costs may also impact the cost of raw materials, packaging and freight. We expect to continue to invest in our operations excellence initiative to improve product quality, reduce variability and improve product yields in our manufacturing process.

GROSS PROFIT

Our gross profit as a percentage of revenue was 43.9% for the three months ended March 31, 2007, compared with 46.8% for the three months ended March 31, 2006. The decrease resulted primarily from the lower utilization of our manufacturing capacity partially offset by a higher-valued product mix and lower fixed costs. We continue to expect our gross profit as a percentage of revenue to be in the range of 46% to 48% for full fiscal year 2007; however, given our performance in the first half of the year, it is likely that it will fall at the low end of this range. Quarterly gross profit may be above or below this range, as demonstrated in the first two quarters of the fiscal year, due to fluctuations in our product mix or other factors.

RESEARCH, DEVELOPMENT AND TECHNICAL

Research, development and technical expenses were $13.5 million in the three months ended March 31, 2007, which represented an increase of 19.1%, or $2.2 million, from the same period in the previous fiscal year. Research, development and technical expenses increased primarily due to $0.9 million of increased staffing related costs largely due to the inclusion of QED in fiscal 2007, $0.4 million of higher costs for clean room materials and laboratory supplies and $0.3 million of higher depreciation and amortization expense primarily related to our data storage laboratory in Singapore as well as our technical service center in Taiwan.

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

Index

 SELLING AND MARKETING

Selling and marketing expenses were $5.8 million in the three months ended March 31, 2007, which represented an increase of 15.2%, or $0.8 million, from the three months ended March 31, 2006. Selling and marketing expenses increased primarily due to increased staffing related costs of $0.5 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $9.5 million in the three months ended March 31, 2007, which represented an increase of 15.7%, or $1.3 million, from the three months ended March 31, 2006. The increase resulted primarily from a $0.6 million increase in staffing related costs largely due to increased share-based compensation expense, as well as a $0.6 million increase in professional fees including costs to enforce our intellectual property portfolio.

OTHER INCOME, NET

Other income was $1.3 million in the three months ended March 31, 2007, compared with $1.1 million in the three months ended March 31, 2006.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 27.5% for the three months ended March 31, 2007, and 31.9% for the three months ended March 31, 2006. The decrease in the effective tax rate was primarily due to higher tax-exempt interest income and increased research and experimentation tax credits.

NET INCOME

Net income was $4.5 million for the three months ended March 31, 2007, which represented a decrease of 17.4%, or $0.9 million, from the three months ended March 31, 2006, as a result of the factors discussed above.

SIX MONTHS ENDED MARCH 31, 2007, VERSUS SIX MONTHS ENDED MARCH 31, 2006

REVENUE

Revenue was $158.8 million for the six months ended March 31, 2007, which represented an increase of 6.7%, or $9.9 million, from the six months ended March 31, 2006. Of this increase, $7.7 million was contributed by QED and $4.8 million was due to a higher average selling price for our slurry products. These increases were partially offset by a $2.6 million decrease due to reduced sales volume in our core CMP business. The higher average selling price for our slurry products resulted primarily from a higher-priced product mix and higher selling prices. The higher selling prices largely related to our April 2006 transition to direct sales in Taiwan.

COST OF GOODS SOLD

Total cost of goods sold was $85.7 million for the six months ended March 31, 2007, which represented an increase of 8.6%, or $6.8 million, from the same period in the previous fiscal year. Of this increase, $4.2 million was related to QED and $4.0 million was due to an increase in the average cost per unit. These increases were partially offset by a $1.4 million decrease in cost of goods sold due to a decrease in sales volume in our core CMP business. The higher average unit cost resulted primarily from lower utilization of our manufacturing capacity due to the lower level of sales and higher fixed costs.

Index

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.0% for the six months ended March 31, 2007, compared with 47.0% for the six months ended March 31, 2006. The decrease in gross profit expressed as a percentage of revenue resulted primarily from a lower utilization of our manufacturing capacity due to the lower level of sales, partially offset by a higher-valued product mix and higher selling prices.

RESEARCH, DEVELOPMENT AND TECHNICAL

Research, development and technical expenses were $25.7 million in the six months ended March 31, 2007, which represented an increase of 12.0%, or $2.7 million, from the six months ended March 31, 2006. Research, development and technical expenses increased primarily due to increased staffing related costs of $1.3 million largely resulting from the inclusion of QED in fiscal 2007, increased depreciation and amortization costs of $0.7 million principally related to our data storage laboratory in Singapore and our Asia Pacific technology center in Geino, Japan, and increased professional fees of $0.3 million.

SELLING AND MARKETING

Selling and marketing expenses were $11.3 million in the six months ended March 31, 2007, which represented an increase of 12.1%, or $1.2 million, from the same period in the previous fiscal year. The single largest factor causing the increase was higher staffing related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $19.0 million in the six months ended March 31, 2007, which represented an increase of 13.8%, or $2.3 million, from the six months ended March 31, 2006. The increase resulted primarily from a $1.9 million increase in staffing related costs due largely to $0.9 million in higher share-based compensation expense, $0.3 million increase in professional fees and $0.3 million increase in depreciation expense. Portions of the increased staffing related costs and increased depreciation expense were due to the inclusion of QED in fiscal 2007.

OTHER INCOME, NET

Other income was $2.4 million in the six months ended March 31, 2007, compared with $1.8 million in the six months ended March 31, 2006. The increase in other income was primarily due to $0.2 million greater interest income from higher interest rates and $0.4 million in lower expenses associated with our investment in NanoProducts Corporation.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 30.3% for the six months ended March 31, 2007, and 31.9% for six months ended March 31, 2006. The decrease in the effective tax rate was primarily attributable to higher tax-exempt interest income and increased research and experimentation tax credits.

Index

NET INCOME

Net income was $13.6 million for the six months ended March 31, 2007, which represented a decrease of 9.3%, or $1.4 million, from the six months ended March 31, 2006, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $15.4 million in the six months ended March 31, 2007, and $28.2 million in the six months ended March 31, 2006. Our cash provided by operating activities in the first six months of fiscal 2007 originated from $29.7 million of net income adjusted for non-cash items, partially offset by a $14.3 million net increase in working capital.

In the first six months of fiscal 2007, cash flows used in investing activities were $3.2 million, of which $5.6 million in cash was used for purchases of property, plant and equipment including payments for the expansion of our pad manufacturing capabilities in the U.S. and Taiwan as well as QED expansion projects, and $3.0 million was used to acquire a license of patents. These cash outflows were partially offset by $5.2 million provided by net sales of short-term investments. In the first six months of fiscal 2006, cash flows used in investing activities were $17.1 million. Purchases of property, plant and equipment of $15.5 million were made primarily for the construction of our Asia Pacific technology center and manufacturing projects. In addition, $2.3 million was used for our acquisition of substantially all of the assets and the assumption of certain liabilities of Surface Finishes Co., Inc.

In the first six months of fiscal 2007, cash flows used in financing activities were $9.5 million, primarily as a result of $10.0 million in purchases of common stock under our share repurchase program. These cash outflows were partially offset by net proceeds from our Employee Stock Purchase Plan of $1.0 million. In the first six months of fiscal 2006, cash flows used in financing activities were $7.7 million, including $8.0 million in purchases of common stock under our share repurchase program. This share repurchase program, which was authorized by our Board of Directors in October 2005 for up to $40.0 million, had $14.0 million remaining available for share repurchases at March 31, 2007, although it may be suspended or terminated at any time, at the Company’s discretion.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007, and September 30, 2006, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$5.2	$1.3	$2.3	$1.6	$-
Operating leases	2.4	1.5	0.9	-	-
Purchase obligations	35.8	27.7	5.9	2.2	-
Other long-term liabilities	1.3	-	-	-	1.3
Total contractual obligations	$44.7	$30.5	$9.1	$3.8	$1.3

We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products and to pay for the shortfall if we purchase less than that amount. This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal. We currently anticipate meeting minimum forecasted purchase volume requirements. We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs. Purchase obligations include an aggregate amount of $17.9 million of contractual commitments for fumed silica and fumed alumina under these contracts.

In addition to the $19.0 million in cash that we paid related to our July 2006 QED acquisition, we may be obligated to pay up to another $4.5 million depending upon the performance of the QED business over the two years following the purchase. Purchase obligations at March 31, 2007, include $4.5 million in contingent payments related to this agreement.

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006, for additional information regarding our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations. Some of our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary foreign currencies to which we have exposure are the Japanese Yen and, to a lesser extent, the British Pound and the Euro. From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure. However, we may be unable to hedge these exposures completely. Approximately 14% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of March 31, 2007, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not at present involved in any legal proceedings that we currently believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business. For example, in January, 2007, Cabot Microelectronics filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a competitor of ours, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacture and marketing of certain CMP slurries infringe five CMP slurry patents that we own. The affected DA Nano products include those used for tungsten CMP. We filed our patent infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano. DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint. DA Nano’s complaint does not allege any infringement by Cabot Microelectronics’ products of intellectual property owned by DA Nano. While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and intend to pursue and defend them vigorously.

Index

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

In fiscal 2006, our five largest customers accounted for approximately 44% of our revenue; Marketech, a distributor, was our largest customer at that time. Effective April 2006, with our transition to direct sales in Taiwan, we began selling directly to Taiwan Semiconductor Manufacturing Company (TSMC) and other customers in Taiwan rather than through Marketech. Due to the timing of this transition, TSMC accounted for approximately 10% of our revenue for the full fiscal year 2006. In the six months ended March 31, 2007, our five largest customers accounted for approximately 43% of our revenue; TSMC was our largest customer, accounting for approximately 17% of our revenue.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States. Approximately 79% of our revenue was generated by sales to customers outside of the United States for the fiscal year ended September 30, 2006, and approximately 78% of our revenue was generated by sales to customers outside of the United States for the six months ended March 31, 2007. We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because CMP slurry and pad manufacturers develop complex technical formulas for CMP products which are proprietary in nature and differentiate their products from those of competitors. Our intellectual property is important to our success and ability to compete. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements. Due to our international operations, we pursue protection in different jurisdictions, which may require varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the current litigation between us and DA Nano described above, could seriously harm our business. In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

Index

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

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions, and our revenue is dependent on semiconductor demand. Semiconductor demand, in turn, is impacted by semiconductor industry cycles. Therefore, these cycles can dramatically affect our business. During the first two quarters of fiscal 2007, for example, the apparent softening of demand for our products due to the excess inventory of semiconductor devices caused our CMP slurry revenue to decrease during the inventory correction. Some additional factors that affect demand for our products include: our customers’ production of logic versus memory devices, customer process improvements and efficiencies such as the transition from 200 mm to 300 mm wafers, customer integration schemes, share gains and losses and pricing changes by us and our competitors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2007	29,530	$30.10	29,530	$17,119
Feb. 1 through Feb. 28, 2007	100,166	31.06	100,166	$14,009
Mar. 1 through Mar. 31, 2007	-	-	-	$14,009
Total	129,696	$30.84	129,696	$14,009

In October 2005, we announced that our Board of Directors had authorized a share repurchase program for up to $40.0 million of our outstanding common stock. Shares are purchased from time to time, depending on market conditions, in open market transactions, at management’s discretion. We fund share purchases from our existing cash balance. The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion. We view the program as an effective means to return cash to stockholders.

Index

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of Cabot Microelectronics held on March 6, 2007, the following proposals were approved:

Proposal I - Election of two directors, each for a term of three years

	Number of Votes For Election	Number of Votes Withheld
H. Laurance Fuller	22,412,947	86,098
Edward J. Mooney	22,410,755	88,290

Proposal II - Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal 2007

A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal 2007 was approved with 22,467,080 shares cast for, 23,162 shares cast against, and 8,803 shares abstaining.

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description

3.2	Amended and Restated By-Laws of Cabot Microelectronics Corporation, as amended and restated March 6, 2007.

10.6	Form of Cabot Microelectronics Corporation Second Amended and Restated 2000 Equity Incentive Plan Restricted Stock Award Agreement (directors).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: May 9, 2007	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 9, 2007	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Index