Form 10-Q
period 2007-06-30
CABOT MICROELECTRONICS CORP
filed 2007-08-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JUNE 30, 2007

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

As of July 31, 2007, the Company had 23,836,946 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$89,023	$84,936	$247,826	$233,813

Cost of goods sold	46,552	44,524	132,241	123,430

Gross profit	42,471	40,412	115,585	110,383

Operating expenses:
Research, development and technical	12,033	12,060	37,761	35,040
Selling and marketing	6,469	5,486	17,792	15,587
General and administrative	9,387	9,105	28,349	25,763
Total operating expenses	27,889	26,651	83,902	76,390

Operating income	14,582	13,761	31,683	33,993

Other income (expense), net	(148)	764	2,286	2,570
Income before income taxes	14,434	14,525	33,969	36,563
Provision for income taxes	4,373	4,743	10,292	11,773

Net income	$10,061	$9,782	$23,677	$24,790

Basic earnings per share	$0.43	$0.40	$1.00	$1.02

Weighted average basic shares outstanding	23,662	24,205	23,737	24,276

Diluted earnings per share	$0.42	$0.40	$1.00	$1.02

Weighted average diluted shares outstanding	23,687	24,205	23,741	24,276

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$49,516	$54,965
Short-term investments	134,445	110,965
Accounts receivable, less allowance for doubtful accounts of $611 at June 30, 2007, and $551 at September 30, 2006	51,435	48,028
Inventories	35,746	40,326
Prepaid expenses and other current assets	5,920	4,785
Deferred income taxes	2,910	2,436
Total current assets	279,972	261,505

Property, plant and equipment, net	118,704	130,176
Goodwill	7,069	4,565
Other intangible assets, net	12,358	11,447
Deferred income taxes	7,112	1,365
Other long-term assets	606	3,075
Total assets	$425,821	$412,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,592	$15,104
Capital lease obligations	1,320	1,254
Accrued expenses, income taxes payable and other current liabilities	18,678	22,475
Total current liabilities	30,590	38,833

Capital lease obligations	3,611	4,420
Other long-term liabilities	1,299	1,109
Total liabilities	35,500	44,362

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,424,019 shares at June 30, 2007, and 25,254,719 shares at September 30, 2006	24	24
Capital in excess of par value of common stock	168,091	157,463
Retained earnings	274,684	251,007
Accumulated other comprehensive income (loss)	(1,487)	272
Treasury stock at cost, 1,627,337 shares at June 30, 2007, and 1,297,167 shares at September 30, 2006	(50,991)	(40,995)
Total stockholders’ equity	390,321	367,771

Total liabilities and stockholders’ equity	$425,821	$412,133

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)
	Nine Months Ended June 30,
Cash flows from operating activities:	2007	2006
Net income	$23,677	$24,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,147	14,996
Impairment of investment	2,052	-
Loss on equity investment	-	566
Share-based compensation expense	9,489	7,872
Deferred income tax benefit	(6,259)	(4,828)
Non-cash foreign exchange loss	804	1
Other	724	807
Changes in operating assets and liabilities:
Accounts receivable	(3,971)	(11,286)
Inventories	4,180	(3,425)
Prepaid expenses and other assets	(779)	379
Accounts payable	(3,680)	130
Accrued expenses, income taxes payable and other liabilities	(5,973)	3,101
Net cash provided by operating activities	38,411	33,103

Cash flows from investing activities:
Additions to property, plant and equipment	(7,607)	(19,642)
Proceeds from the sale of property, plant and equipment	172	18
Acquisition of business	-	(2,282)
Acquisition of patent license	(3,000)	-
Purchase of patents	-	(5,000)
Purchases of short-term investments	(114,725)	(114,755)
Proceeds from the sale of short-term investments	91,245	121,392
Net cash used in investing activities	(33,915)	(20,269)

Cash flows from financing activities:
Repurchases of common stock	(9,995)	(7,995)
Net proceeds from issuance of stock	1,138	789
Principal payments under capital lease obligations	(743)	(693)
Net cash used in financing activities	(9,600)	(7,899)

Effect of exchange rate changes on cash	(345)	46
Increase (decrease) in cash	(5,449)	4,981
Cash and cash equivalents at beginning of period	54,965	44,436
Cash and cash equivalents at end of period	$49,516	$49,417

Supplemental disclosure of noncash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$270	$822
Issuance of restricted stock	4,515	68
Increase in goodwill related to accrued earnout	2,500	-

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby enabling IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.  We believe we are the world’s leading supplier of slurries for IC devices.  We also develop, manufacture and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area.  In addition, we have commercialized CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue a variety of surface modification applications outside of the semiconductor and hard disk drive industries for which our capabilities and knowledge may provide previously unseen surface performance or improved productivity.  For additional information, refer to Part 1, Item 1, “Business”, in our annual report on Form 10-K for the fiscal year ended September 30, 2006.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of June 30, 2007, cash flows for the nine months ended June 30, 2007, and June 30, 2006, and results of operations for the three and nine months ended June 30, 2007, and June 30, 2006.  The results of operations for the three and nine months ended June 30, 2007, may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2007.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2006.  We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP slurries.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated.  Certain reclassifications of prior fiscal year amounts have been made to conform to the current period presentation.

2. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2007	2006

Raw materials	$17,319	$18,623
Work in process	1,702	1,805
Finished goods	16,725	19,898
Total	$35,746	$40,326

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $7,069 and $4,565 as of June 30, 2007, and September 30, 2006, respectively.  The increase resulted from recording a $2,500 earnout related to our purchase of substantially all of the assets and assumption of certain liabilities of QED Technologies, Inc. (QED) in July 2006.  The earnout was based on the performance of QED during the first year following the purchase; the acquisition agreement includes a provision for an additional $2,000 earnout in the second year following the purchase if QED meets certain financial performance goals.

The components of other intangible assets were as follows:

	June 30, 2007		September 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$5,380	$538	$5,380	$135
Acquired patents and licenses *	8,000	2,021	5,000	479
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	1,457	1,199	1,457	1,059

Total other intangible assets subject to amortization	17,387	6,308	14,387	4,223

Total other intangible assets not subject to amortization **	1,279		1,283

Total other intangible assets	$18,666	$6,308	$15,670	$4,223

  *       We acquired a license of patents for $3,000 in the first fiscal quarter of 2007.
**       Total other intangible assets not subject to amortization primarily consist of trade names.

Amortization expense was $720 and $2,085 for the three and nine months ended June 30, 2007, respectively.  Amortization expense for the three and nine months ended June 30, 2006, was $19 and $27, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated amortization expense

Remainder of 2007	$ 720
2008	2,838
2009	1,663
2010	854
2011	847
2012	847

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30,	September 30,
	2007	2006

Investment in NanoProducts Corporation	$-	$2,446
Other long-term assets	606	629
Total	$606	$3,075

In fiscal 2004 and 2005, we invested a total of $3,750 to acquire a minority interest in NanoProducts Corporation (NPC) and entered into a technology collaboration agreement with NPC.  In the third quarter of fiscal 2007, the Company chose to not renew the collaboration agreement. Additionally, during the third quarter NPC entered into funding arrangements that we believe significantly reduced the likelihood that the Company would recover the value of our minority investment.  Accordingly, we recorded a $2,052 impairment of our investment, which reduced the carrying value to zero.  This impairment loss is included in other income and expense in the consolidated statement of operations.

5. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	June 30,	September 30,
	2007	2006

Accrued compensation	$9,992	$12,948
Accrued earnout (refer to Note 3)	2,500	-
Goods and services received, not yet invoiced	1,688	3,088
Warranty accrual	481	924
Income taxes payable	1,046	764
Taxes, other than income taxes	1,311	2,270
Other	1,660	2,481
Total	$18,678	$22,475

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Adjustments to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during our third quarter of fiscal 2007 as follows:

Balance as of September 30, 2006	$924
Additions charged to expense	-
Deductions	(443)
Balance as of June 30, 2007	$481

7. SHARE-BASED COMPENSATION PLANS

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires all share-based payments, including stock option grants, restricted stock and discounts on employee stock purchase plan purchases, to be recognized in the consolidated statement of operations based on their fair values.  We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 26, 2006 (“2000 Equity Incentive Plan”); our Directors’ Deferred Compensation Plan, as amended September 26, 2006; our 2001 Executive Officer Deposit Share Program; and our Cabot Microelectronics Corporation Employee Stock Purchase Plan, as amended (“Employee Stock Purchase Plan”).  For additional information regarding these programs, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Prior to fiscal 2007, under our 2000 Equity Incentive Plan, awards and grants made to employees as part of our annual equity incentive award program and to non-employee directors for initial and annual grants as part of our non-employee directors’ compensation program consisted solely of non-qualified stock option grants.  As permitted by the 2000 Equity Incentive Plan, in fiscal 2007 the compensation committee of our Board of Directors decided to begin to award a blend of non-qualified stock option grants and restricted stock awards (restricted stock units for our non-United States employees) to eligible employees and non-employee directors according to an approximate three-to-one ratio of non-qualified stock options granted to shares of restricted stock awarded.  Our Board of Directors made these decisions primarily to address the financial impact of the expensing of equity-based compensation now required pursuant to SFAS 123R, as well as to provide a more competitive balance of equity incentives being awarded to our employees and non-employee directors under the 2000 Equity Incentive Plan.

Share-based compensation expense under SFAS 123R for the three and nine months ended June 30, 2007, and June 30, 2006, was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of goods sold	$193	$164	$576	$477
Research, development and technical	272	239	843	715
Selling and marketing	329	262	959	766
General and administrative	2,438	2,062	7,111	5,914
Total share-based compensation expense	3,232	2,727	9,489	7,872
Tax benefit	1,155	1,009	3,390	2,912
Total share-based compensation expense, net of tax	$2,077	$1,718	$6,099	$4,960

For additional information regarding the estimation of fair value, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

8. OTHER INCOME AND EXPENSE, NET

Other income and expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income	$1,509	$1,448	$4,300	$3,992
Interest expense	(112)	(291)	(369)	(563)
Other expense	(1,545)	(393)	(1,645)	(859)
Total other income (expense), net	$(148)	$764	$2,286	$2,570

Other expense includes $2,052 for the impairment of our investment in NPC, which is described in Note 4 above.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$10,061	$9,782	$23,677	$24,790
Other comprehensive income:
Net unrealized gain on derivative instruments	9	9	27	27
Foreign currency translation adjustment	(2,147)	1,957	(1,786)	542
Total comprehensive income	$7,923	$11,748	$21,918	$25,359

10. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Earnings available to common shares	$10,061	$9,782	$23,677	$24,790

Denominator:
Weighted average common shares	23,662,330	24,204,586	23,736,727	24,276,302
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	24,311	19	4,375	49
Diluted weighted average common shares	23,686,641	24,204,605	23,741,102	24,276,351
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.43	$0.40	$1.00	$1.02

Diluted	$0.42	$0.40	$1.00	$1.02

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

For each of the three-month periods ended June 30, 2007 and 2006, approximately 4.6 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended June 30, 2007 and 2006, approximately 4.5 million and 4.3 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the same reason.

11. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  This SFAS is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

THIRD QUARTER OF FISCAL 2007 OVERVIEW

We believe we are the world’s leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs.  We develop, produce and sell CMP slurries for polishing materials such as copper, tungsten and dielectric in IC devices, and also for polishing the coatings on disks in hard disk drives and magnetic heads.  In addition, we have commercialized CMP polishing pads, which are used in conjunction with slurries in the CMP process.  Demand for our CMP products for IC devices is primarily based on the number of wafers, or “wafer starts”, of these advanced devices produced by semiconductor manufacturers.

In addition to strengthening and growing our core CMP business, through our Engineered Surface Finishes (ESF) growth initiative we are exploring a variety of surface modification applications where we believe our technical ability to shape, enable and enhance the performance of surfaces at an atomic level may provide previously unseen surface performance or improved productivity.  By supplementing our internal development efforts with some externally acquired technologies and businesses, we seek to leverage our expertise in CMP formulation, materials and polishing techniques for the semiconductor industry to address other demanding market applications requiring nanoscale control of surface shape and finish, and gain access to a variety of markets that we do not currently serve.  One example of this is our July 2006 purchase of substantially all of the assets and assumption of certain liabilities of QED Technologies, Inc. (QED), a company specializing in unique, patented polishing and metrology systems for shaping and polishing of high precision optics.

Revenue for our third fiscal quarter of $89.0 million was the highest quarterly revenue recorded in our Company’s history, and it increased 15.6%, or $12.0 million, from the previous fiscal quarter.  This increase is primarily due to improved semiconductor industry conditions following two quarters of relatively soft industry demand as well as strong performance by QED.  During the first half of fiscal 2007, we believe a number of our key customers had reduced production in response to excess inventory of semiconductor devices and this reduced demand for our products.  Revenue in our third fiscal quarter was 4.8%, or $4.1 million, higher than in the three months ended June 30, 2006, which did not include QED.

There are several factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of the semiconductor industry; short order to delivery time for our products and the associated lack of visibility to future customer orders; the effect of competition on pricing; quarter to quarter changes in customer orders regardless of industry strength; and the timing of acquisitions.  Some factors that affect demand for our products include customers’ production of logic versus memory devices, their transition from 200 mm to 300 mm wafers, customers’ specific integration schemes, share gains and losses and pricing changes by us and our competitors.

Gross profit expressed as a percentage of revenue for our third fiscal quarter was 47.7%, which increased from both the 43.9% reported in the previous fiscal quarter and the 47.6% reported in the third quarter of fiscal 2006.  The increase in gross profit as a percentage of revenue over the previous fiscal quarter was primarily driven by higher manufacturing capacity utilization on our higher level of sales, as well as higher manufacturing yields and lower fixed manufacturing costs.  We continue to expect our gross profit as a percentage of revenue to be in the range of 46% to 48% for the full fiscal year 2007.  We may experience quarterly gross profit above or below this range, as we did in the first two quarters of fiscal 2007, due to a number of factors, including fluctuations in our product mix.

Operating expenses were $27.9 million in our third quarter of fiscal 2007, compared to $28.9 million in the previous fiscal quarter of 2007 and $26.7 million in the third quarter of fiscal 2006.  The decrease from the previous fiscal quarter was due to decreased staffing and compensation related expenses and lower depreciation expenses.  We continue to expect operating expenses to be in the range of approximately $27 million to $30 million in our fourth fiscal quarter of 2007.

Diluted earnings per share for our third fiscal quarter was $0.42, an increase from the $0.19 per share reported in the previous fiscal quarter and the $0.40 per share reported in the same quarter of fiscal 2006.  Earnings per share in our third fiscal quarter of 2007 was adversely affected by approximately $0.06 due to the impairment of our investment in NanoProducts Corporation (NPC), which resulted from our decision to not renew our collaboration agreement with NPC as well as NPC entering into funding arrangements that we believe significantly reduced the likelihood that the Company would recover the value of our investment in NPC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2006.  We believe there have been no material changes in our critical accounting estimates during the first nine months of fiscal 2007.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  This SFAS is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

We acquired substantially all of the assets and assumed certain current liabilities of QED in July 2006.  Therefore, the prior year comparable periods, the three and nine months ended June 30, 2006, do not include QED results of operations.

THREE MONTHS ENDED JUNE 30, 2007, VERSUS THREE MONTHS ENDED JUNE 30, 2006

REVENUE

Revenue was $89.0 million for the three months ended June 30, 2007, which represented an increase of 4.8%, or $4.1 million, from the three months ended June 30, 2006.  Of this increase, $6.6 million was contributed by QED and $1.0 million was due to a higher average selling price for our slurry products.  These increases were partially offset by a $3.5 million decrease in sales volume in our core CMP business.  The average selling price for our slurry products increased by 1.0% from the third quarter of fiscal 2006, primarily due to a higher-priced product mix.

COST OF GOODS SOLD

Total cost of goods sold was $46.6 million for the three months ended June 30, 2007, which represented an increase of 4.6%, or $2.0 million, from the three months ended June 30, 2006.  Of this increase, $3.3 million was related to QED and $0.5 million was due to a higher average cost per unit.  These increases were partially offset by $1.8 million related to lower sales volumes in our core CMP business.  The higher average unit cost primarily resulted from lower utilization of our manufacturing capacity due to the lower level of sales as well as higher fixed costs.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.7% for the three months ended June 30, 2007, compared with 47.6% for the three months ended June 30, 2006.  The increase resulted primarily from a higher-valued product mix and certain lower variable costs, partially offset by lower utilization of our manufacturing capacity and higher fixed costs.  We continue to expect our gross profit as a percentage of revenue to be in the range of 46% to 48% for full fiscal year 2007.  Quarterly gross profit may be above or below this range, as demonstrated in the first two quarters of the fiscal year, due to a number of factors, including fluctuations in our product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Research, development and technical expenses were $12.0 million in the three months ended June 30, 2007, which was unchanged from the same period in the previous fiscal year.  Our research, development and technical efforts are focused on the following main areas:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP slurry and pad products;
•	Process development to support rapid and effective commercialization of new products;
•	Evaluation of new polishing applications related to our ESF initiative; and
•	Applications support.

 SELLING AND MARKETING

Selling and marketing expenses were $6.5 million in the three months ended June 30, 2007, which represented an increase of 17.9%, or $1.0 million, from the three months ended June 30, 2006.  Selling and marketing expenses increased primarily due to increased staffing related costs of $0.8 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $9.4 million in the three months ended June 30, 2007, which represented an increase of 3.1%, or $0.3 million, from the three months ended June 30, 2006.   The increase resulted primarily from a $0.6 million increase in professional fees including costs to enforce our intellectual property portfolio, partially offset by a $0.3 million decrease in depreciation and amortization largely due to certain information technology assets becoming fully depreciated.

OTHER INCOME AND EXPENSE, NET

Other income and expense, net, was $0.1 million expense in the three months ended June 30, 2007, compared with $0.8 million income in the three months ended June 30, 2006.  The decrease resulted primarily from a $2.1 million impairment of our investment in NPC as explained in the “Third Quarter of Fiscal 2007 Overview” section above.  This was partially offset by foreign exchange gains due to the weakening of the Japanese Yen relative to the U.S. Dollar.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 30.3% for the three months ended June 30, 2007, and 32.7% for the three months ended June 30, 2006.  The decrease in the effective tax rate was primarily due to higher tax-exempt interest income and increased research and experimentation tax credits.

NET INCOME

Net income was $10.1 million for the three months ended June 30, 2007, which represented an increase of 2.9%, or $0.3 million, from the three months ended June 30, 2006, as a result of the factors discussed above.

NINE MONTHS ENDED JUNE 30, 2007, VERSUS NINE MONTHS ENDED JUNE 30, 2006

REVENUE

Revenue was $247.8 million for the nine months ended June 30, 2007, which represented an increase of 6.0%, or $14.0 million, from the nine months ended June 30, 2006.  Of this increase, $14.2 million was contributed by QED and $5.8 million was due to a higher average selling price for our slurry products.  These increases were partially offset by a $6.0 million decrease due to reduced sales volume in our core CMP business.  The higher average selling price for our slurry products resulted primarily from a higher-priced product mix and higher selling prices.  The higher selling prices were mainly attributable to our April 2006 transition to selling directly to customers in Taiwan rather than through a distributor.

COST OF GOODS SOLD

Total cost of goods sold was $132.2 million for the nine months ended June 30, 2007, which represented an increase of 7.1%, or $8.8 million, from the same period in the previous fiscal year.  Of this increase, $7.6 million was related to QED and $4.5 million was due to an increase in the average cost per unit.  These increases were partially offset by a $3.2 million decrease in cost of goods sold due to a decrease in sales volume in our core CMP business.  The higher average unit cost resulted primarily from lower utilization of our manufacturing capacity due to the lower level of sales and higher fixed costs, partially offset by a lower-cost product mix.

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.6% for the nine months ended June 30, 2007, compared with 47.2% for the nine months ended June 30, 2006.  The decrease in gross profit expressed as a percentage of revenue resulted primarily from higher fixed costs and a lower utilization of our manufacturing capacity due to the lower level of sales, partially offset by a higher-valued product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Research, development and technical expenses were $37.8 million in the nine months ended June 30, 2007, which represented an increase of 7.8%, or $2.7 million, from the nine months ended June 30, 2006.  Research, development and technical expenses increased primarily due to increased staffing related costs of $1.2 million largely resulting from the inclusion of QED in fiscal 2007, and increased depreciation and amortization costs of $0.7 million principally related to our data storage laboratory in Singapore and our Asia Pacific technology center in Japan.  Higher professional fees of $0.3 million also contributed to the increase.

SELLING AND MARKETING

Selling and marketing expenses were $17.8 million in the nine months ended June 30, 2007, which represented an increase of 14.1%, or $2.2 million, from the same period in the previous fiscal year.  The single largest factor causing the increase was higher staffing related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $28.3 million in the nine months ended June 30, 2007, which represented an increase of 10.0%, or $2.6 million, from the nine months ended June 30, 2006.   The increase resulted primarily from a $1.7 million increase in staffing related costs, including $1.3 million in higher share-based compensation expense, and a $1.0 million increase in professional fees, including costs to enforce our intellectual property.

OTHER INCOME AND EXPENSE, NET

Other income was $2.3 million in the nine months ended June 30, 2007, compared with $2.6 million in the nine months ended June 30, 2006.  The decrease in other income was primarily due to a $2.1 million impairment of our investment in NPC, as explained in the “Third Quarter of Fiscal 2007 Overview” section above.  This decrease was partially offset by foreign exchange gains due to the weakening of the Japanese Yen relative to the U.S. Dollar.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 30.3% for the nine months ended June 30, 2007, and 32.2% for nine months ended June 30, 2006.  The decrease in the effective tax rate was primarily attributable to higher tax-exempt interest income and increased research and experimentation tax credits.

NET INCOME

Net income was $23.7 million for the nine months ended June 30, 2007, which represented a decrease of 4.5%, or $1.1 million, from the nine months ended June 30, 2006, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $38.4 million in the nine months ended June 30, 2007, and $33.1 million in the nine months ended June 30, 2006.  Our cash provided by operating activities in the first nine months of fiscal 2007 originated from $48.6 million of net income adjusted for non-cash items, partially offset by a $10.2 million net increase in working capital.

In the first nine months of fiscal 2007, cash flows used in investing activities were $33.9 million, of which $23.5 million was used for net purchases of short-term investments.  Also, $7.6 million in cash was used for purchases of property, plant and equipment including payments for the expansion of our pad manufacturing capabilities in the U.S. and Taiwan as well as purchases for QED, and $3.0 million was used to acquire a license of patents.  In the first nine months of fiscal 2006, cash flows used in investing activities were $20.3 million.  Purchases of property, plant and equipment of $19.6 million were made primarily for the construction of our Asia Pacific technology center and for projects in our slurry manufacturing operations.  In addition, we used $5.0 million to acquire patents and associated rights relating to CMP slurry technology and $2.3 million to acquire substantially all of the assets and assume certain liabilities of Surface Finishes Co., Inc.  These cash outflows were partially offset by $6.6 million received as net proceeds from short-term investments.

In the first nine months of fiscal 2007, cash flows used in financing activities were $9.6 million, primarily as a result of $10.0 million in purchases of common stock under our share repurchase program.  These cash outflows were partially offset by net proceeds from the issuance of stock, including proceeds received under our employee stock purchase plan, of $1.1 million.  In the first nine months of fiscal 2006, cash flows used in financing activities were $7.9 million, primarily due to $8.0 million in purchases of common stock under our share repurchase program.  This share repurchase program, which was authorized by our Board of Directors in October 2005 for up to $40.0 million, had $14.0 million remaining available for share repurchases at June 30, 2007, although it may be suspended or terminated at any time, at the Company’s discretion.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007, and September 30, 2006, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$4.9	$1.3	$2.3	$1.3	$-
Operating leases	2.0	1.4	0.6	-	-
Purchase obligations	45.9	37.5	6.5	1.9	-
Other long-term liabilities	1.3	-	-	-	1.3
Total contractual obligations	$54.1	$40.2	$9.4	$3.2	$1.3

We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products and to pay for the shortfall if we purchase less than that amount.  This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal.  We currently anticipate meeting minimum forecasted purchase volume requirements.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $24.8 million of contractual commitments for fumed silica and fumed alumina under these contracts.

In addition to the $19.0 million in cash that we paid related to our July 2006 QED acquisition, we are obligated to pay another $2.5 million based on the performance of the QED business in the 12 months following its acquisition, and we may be obligated to pay up to an additional $2.0 million depending upon the performance of the QED business in the second year following the acquisition.  The first-year payment of $2.5 million is expected to be paid in our fourth quarter of fiscal 2007.  Purchase obligations at June 30, 2007, include $4.5 million related to this agreement, with the conservative assumption that the additional payment will be made in the maximum amount.

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

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of June 30, 2007, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

In the nine months ended June 30, 2007, our five largest customers accounted for approximately 42% of our revenue; Taiwan Semiconductor Manufacturing Company (TSMC) was our largest customer, accounting for approximately 17% of our revenue.  In fiscal 2006, our five largest customers accounted for approximately 44% of our revenue; Marketech, a distributor, was our largest customer at that time.  Effective April 2006, with our transition to direct sales in Taiwan, we began selling directly to TSMC and other customers in Taiwan rather than through Marketech.  Due to the timing of this transition, TSMC accounted for approximately 10% of our revenue for the full fiscal year 2006.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 78% of our revenue was generated by sales to customers outside of the United States for the nine months ended June 30, 2007.  Approximately 79% of our revenue was generated by sales to customers outside of the United States for the fiscal year ended September 30, 2006.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions, and our revenue is dependent on semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  During the first two quarters of fiscal 2007, for example, the apparent softening of demand for our products due to excess inventory of semiconductor devices caused our CMP slurry revenue to decrease during the inventory correction.  Some additional factors that affect demand for our products include customers’ production of logic versus memory devices, their transition from 200 mm to 300 mm wafers, customers’ specific integration schemes, share gains and losses and pricing changes by us and our competitors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2007	-	-	-	$14,009
May 1 through May 31, 2007	-	-	-	$14,009
Jun. 1 through Jun. 30, 2007	-	-	-	$14,009
Total	-	-	-	$14,009

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

CABOT MICROELECTRONICS CORPORATION

Date: August 8, 2007	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 8, 2007	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]