Form 10-Q
period 2007-12-31
CABOT MICROELECTRONICS CORP
filed 2008-02-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2007

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

As of January 31, 2008, the Company had 23,695,490 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2007	2006

Revenue	$93,378	$81,816

Cost of goods sold	48,605	42,501

Gross profit	44,773	39,315

Operating expenses:
Research, development and technical	11,421	12,247
Selling and marketing	6,284	5,476
General and administrative	10,839	9,425
Total operating expenses	28,544	27,148

Operating income	16,229	12,167

Other income, net	1,635	1,174
Income before income taxes	17,864	13,341
Provision for income taxes	5,665	4,216

Net income	$12,199	$9,125

Basic earnings per share	$0.51	$0.38

Weighted average basic shares outstanding	23,716	23,839

Diluted earnings per share	$0.51	$0.38

Weighted average diluted shares outstanding	23,768	23,841

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2007	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$54,617	$54,557
Short-term investments	154,810	157,915
Accounts receivable, less allowance for doubtful accounts of $483 at December 31, 2007,
and $635 at September 30, 2007	50,064	52,302
Inventories	41,287	37,266
Prepaid expenses and other current assets	6,309	5,853
Deferred income taxes	2,901	2,861
Total current assets	309,988	310,754

Property, plant and equipment, net	121,754	118,454
Goodwill	7,069	7,069
Other intangible assets, net	10,829	11,549
Deferred income taxes	8,419	6,686
Other long-term assets	744	617
Total assets	$458,803	$455,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,615	$15,859
Capital lease obligations	1,078	1,066
Accrued expenses, income taxes payable and other current liabilities	19,819	19,638
Total current liabilities	36,512	36,563

Capital lease obligations	3,336	3,608
Other long-term liabilities	2,352	1,754
Total liabilities	42,200	41,925

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,746,637 shares at December 31, 2007, and
25,635,730 shares at September 30, 2007	24	24
Capital in excess of par value of common stock	181,980	178,068
Retained earnings	296,983	284,843
Accumulated other comprehensive income	2,610	1,259
Treasury stock at cost, 1,993,062 shares at December 31, 2007,
and 1,627,337 shares at September 30, 2007	(64,994)	(50,990)
Total stockholders’ equity	416,603	413,204

Total liabilities and stockholders’ equity	$458,803	$455,129

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$12,199	$9,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,359	6,109
Share-based compensation expense	3,494	2,925
Deferred income tax benefit	(1,733)	(1,719)
Non-cash foreign exchange gain	(1,290)	(59)
Other	718	203
Changes in operating assets and liabilities:
Accounts receivable	2,737	211
Inventories	(3,609)	(1,668)
Prepaid expenses and other assets	(492)	62
Accounts payable	(2,602)	(3,668)
Accrued expenses, income taxes payable and other liabilities	237	(4,621)
Net cash provided by operating activities	16,018	6,900

Cash flows from investing activities:
Additions to property, plant and equipment	(5,599)	(3,476)
Proceeds from the sale of property, plant and equipment	-	100
Acquisition of patent license	-	(3,000)
Purchases of short-term investments	(139,875)	(29,100)
Proceeds from the sale of short-term investments	142,980	33,800
Net cash used in investing activities	(2,494)	(1,676)

Cash flows from financing activities:
Repurchases of common stock	(14,004)	(5,996)
Net proceeds from issuance of stock	418	176
Principal payments under capital lease obligations	(261)	(243)
Net cash used in financing activities	(13,847)	(6,063)

Effect of exchange rate changes on cash	383	4

Increase (decrease) in cash	60	(835)
Cash and cash equivalents at beginning of period	54,557	54,965
Cash and cash equivalents at end of period	$54,617	$54,130

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,699	$864
Issuance of restricted stock	4,281	4,097

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby enabling IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.  We believe we are the world’s leading supplier of slurries for IC devices.  We also develop, manufacture and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area.  In addition, we develop, produce and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue a variety of surface modification applications outside of the semiconductor and hard disk drive industries for which our capabilities and knowledge may provide previously unseen surface performance or improved productivity.  For additional information, refer to Part 1, Item 1, “Business”, in our annual report on Form 10-K for the fiscal year ended September 30, 2007.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of December 31, 2007, cash flows for the three months ended December 31, 2007, and December 31, 2006, and results of operations for the three months ended December 31, 2007, and December 31, 2006.  The results of operations for the three months ended December 31, 2007, may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2008.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2007.  We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP consumables.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated.

2. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2007	2007

Raw materials	$19,622	$18,011
Work in process	2,075	1,735
Finished goods	19,590	17,520
Total	$41,287	$37,266

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $7,069 as of December 31, 2007, and September 30, 2007.

The components of other intangible assets are as follows:

	December 31, 2007		September 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$5,380	$807	$5,380	$673
Acquired patents and licenses	8,000	3,099	8,000	2,560
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	1,457	1,292	1,457	1,245

Total other intangible assets subject to amortization	17,387	7,748	17,387	7,028

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$18,577	$7,748	$18,577	$7,028

*       Total other intangible assets not subject to amortization primarily consist of trade names.

Amortization expense was $720 and $645 for the three months ended December 31, 2007 and 2006, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated amortization expense

Remainder of 2008	$2,118
2009	1,663
2010	854
2011	847
2012	847

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31,	September 30,
	2007	2007

Accrued compensation	$9,131	$13,965
Goods and services received, not yet invoiced	2,879	2,365
Warranty accrual	484	527
Income taxes payable	3,891	-
Taxes, other than income taxes	1,328	911
Other	2,106	1,870
Total	$19,819	$19,638

5. CONTINGENCIES

While we are not involved in any legal proceedings that we currently believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a competitor of ours, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include those used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and we intend to pursue and defend them vigorously.

Refer to Note 15 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Adjustments to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during our first quarter of fiscal 2008 as follows:

Balance as of September 30, 2007	$527
Additions charged to expense	-
Deductions	(43)
Balance as of December 31, 2007	$484

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. SHARE-BASED COMPENSATION PLANS

We record share-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 26, 2006 (“2000 Equity Incentive Plan”); our Cabot Microelectronics Corporation Employee Stock Purchase Plan, as amended and restated September 17, 2007; and, pursuant to our 2000 Equity Incentive Plan, our Directors’ Deferred Compensation Plan, as amended September 26, 2006 and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007.

We record share-based compensation for all of our share-based awards including stock options, restricted stock, restricted stock units and employee stock purchases.  We continue to use the Black-Scholes model to value our stock options and employee stock purchases.  A number of the inputs in the Black-Scholes model are highly subjective, including the price volatility of the underlying stock and the expected term of our stock options.  We estimate the expected volatility of our stock based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using the simplified method of SAB No. 107, “Share-Based Payments”, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who will meet the definition of retirement pursuant to their grants during the contractual term.  The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of grant.  Share-based compensation expense related to stock option grants, restricted stock and restricted stock unit awards is recorded net of expected forfeitures.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.

Share-based compensation expense under SFAS 123R for the three months ended December 31, 2007, and 2006, was as follows:

	Three Months Ended
	December 31,
	2007	2006

Cost of goods sold	$249	$187
Research, development and technical	301	290
Selling and marketing	352	309
General and administrative	2,592	2,139
Total share-based compensation expense	3,494	2,925
Tax benefit	1,244	1,045
Total share-based compensation expense, net of tax	$2,250	$1,880

For additional information regarding the estimation of fair value, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

7. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended
	December 31,
	2007	2006

Interest income	$1,942	$1,453
Interest expense	(105)	(124)
Other income (expense)	(202)	(155)
Total other income, net	$1,635	$1,174

8. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended
	December 31,
	2007	2006

Net income	$12,199	$9,125
Other comprehensive income:
Net unrealized gain on derivative instruments	9	9
Foreign currency translation adjustment	1,338	(251)
Minimum pension liability adjustment	4	-
Total comprehensive income	$13,550	$8,883

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. INCOME TAXES

Our effective income tax rate of 31.7% for the three months ended December 31, 2007 was comparable to 31.6% for the three months ended December 31, 2006.

On October 1, 2007, we adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which prescribes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return.  Under FIN 48, we may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  Upon adoption, we recognized a $59 reduction to our beginning retained earnings balance and we reclassified $450 from current income taxes payable to a non-current tax liability for unrecognized tax benefits, including interest and penalties.  We made this reclassification to a non-current liability because settlement is not expected to occur within one year of the balance sheet date.

The total amount of gross unrecognized tax benefits as of October 1, 2007, the date of adoption of FIN 48, was $464.  If we are able to utilize the unrecognized tax benefits, the entire $464 would favorably impact our effective tax rate.  We recognize interest and penalties related to unrecognized tax positions as income tax expense in our financial statements.  The gross amount of interest and penalties accrued at the date of adoption was $45.

We believe the tax periods open to examination by the U.S. federal government include fiscal years 2004 through 2007.  We believe the tax periods open to examination by U.S. state and local governments include fiscal years 2003 through 2007 and the tax periods open to examination by foreign jurisdictions include fiscal years 2001 through 2007.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

10. EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	December 31,
	2007	2006
Numerator:
Earnings available to common shares	$12,199	$9,125

Denominator:
Weighted average common shares	23,716,490	23,838,984
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	51,586	2,511
Diluted weighted average common shares	23,768,076	23,841,495
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.51	$0.38

Diluted	$0.51	$0.38

For the three months ended December 31, 2007 and 2006, approximately 2.0 million and 4.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. NEW ACCOUNTING PRONOUNCEMENTS

On October 1, 2007, we adopted the provisions of FIN 48, which prescribes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return.  Under FIN 48, we may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  Upon adoption, we recognized a $59 reduction to our beginning retained earnings balance and we reclassified $450 to a non-current tax liability for unrecognized tax benefits, including interest and penalties.  See Note 9, “Income Taxes”, for additional discussion of the adoption of this pronouncement.

In December 2007, the FASB issued Statement of Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires acquisition-related costs to be charged to expense as incurred.  SFAS 141R is effective for us October 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS 160), which changes the accounting and reporting for minority equity interests in our subsidiaries. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations and, upon loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS 160 is effective for us beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that the adoption of this pronouncement would have on our results of operations, financial position or cash flows.  Currently, there are no minority interests in any of our subsidiaries.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157).  SFAS 157 establishes a common definition for fair value in generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  SFAS is effective for us beginning October 1, 2008.  We are currently evaluating the impact of adopting SFAS 157 on our results of operations, financial position and cash flows.

12. SUBSEQUENT EVENT

On January 23, 2008, we announced that our Board of Directors authorized a new share repurchase program for up to $75,000 of our outstanding common stock.  Shares may be repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.   The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.

index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth and trends; growth of the markets in which the Company participates; international events; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; uses of the Company’s cash balance; the construction of new or refurbishment of existing facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2007, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2008 OVERVIEW

We believe we are the world’s leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are built upon silicon wafers in the production of advanced ICs.  Demand for our CMP products for IC devices is primarily based on the number of wafers produced by semiconductor manufacturers, or “wafer starts”.  We develop, produce and sell CMP slurries for polishing materials such as copper, tungsten and dielectric in IC devices, and also for polishing the coatings on disks in hard disk drives and magnetic heads.  In addition, we develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We remain focused on the consistent and successful execution of our three strategic initiatives within our core CMP business: maintaining our technological leadership, achieving operations excellence and connecting with our customers.

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

Revenue for our first quarter of fiscal 2008 was $93.4 million, which represented an increase of 3.3%, or $3.0 million, from the previous fiscal quarter and an increase of 14.1%, or $11.6 million, from the first quarter of fiscal 2007.  The increase from the prior quarter primarily reflects solid business performance, strong industry conditions through our first fiscal quarter and contributions from our polishing pad business.  We continued to see solid demand for our slurry products from memory customers during the quarter, but we began to experience some weakening in demand in the foundry and logic sectors of our business.  The first quarter of fiscal 2008 was our first quarter of meaningful polishing pad revenue and we expect to see continued growth in pad sales during our second fiscal quarter.

index

  There are many factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of the semiconductor industry; timing of potential future acquisitions; short order to delivery time for our products and the associated lack of visibility to future customer orders; and quarter to quarter changes in customer orders regardless of industry strength.  The recent weakening of the U.S. and global economy may lead to slower economic growth, which may affect future customer demand for our products.  Additionally, in recent years we have experienced lower revenue during our second fiscal quarter, which we believe is due to the seasonality of the semiconductor industry.

Gross profit expressed as a percentage of revenue for our first quarter of fiscal 2008 was 47.9%, which is near the upper end of our full fiscal year guidance range of 46% to 48% of revenue.  Gross profit decreased from both the 49.1% reported in the previous fiscal quarter and the 48.1% reported in the first quarter of fiscal 2007 primarily due to higher fixed manufacturing costs related to staffing.  We may experience quarterly gross profit above or below our annual guidance range due to a number of factors, including fluctuations in our product mix and the extent to which we utilize our manufacturing capacity.

Operating expenses were $28.5 million in our first quarter of fiscal 2008, compared to $30.3 million in the previous fiscal quarter and $27.1 million in the first quarter of fiscal 2007.  Total operating expenses this quarter are in the middle of our quarterly guidance range of $27 to $30 million.  The decrease from the previous fiscal quarter was primarily driven by lower staffing related costs.  The increase in operating expenses from the same quarter in the prior year was mainly due to higher professional fees and higher staffing related costs, partially offset by lower depreciation expense.

Diluted earnings per share for our first fiscal quarter was $0.51, an increase from the $0.43 per share reported in the previous fiscal quarter and from the $0.38 per share reported in the same quarter of fiscal 2007.

We completed our $40 million share repurchase program during our first quarter of fiscal 2008, which was authorized by our Board of Directors in October 2005.  In January 2008, our Board of Directors authorized a new share repurchase program for up to $75 million of our outstanding common stock.  Additionally, during this fiscal quarter, we purchased and began installation of a 300-millimeter polishing tool for our Asia Pacific technology center which complements our 300-millimeter capabilities in the United States.  We expect this tool will be placed in service during our second quarter of fiscal 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007.  We believe there have been no material changes in our critical accounting estimates during the first fiscal quarter of 2008.  As discussed in Note 8 of the Notes to the Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48) during the quarter.  The cumulative effect of adopting FIN 48 was immaterial; however, FIN 48 substantially increases the sensitivities of the estimation process used in the accounting for and reporting of tax contingencies.  New accounting pronouncements issued are discussed in Note 11 of the Notes to the Consolidated Financial Statements.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007, VERSUS THREE MONTHS ENDED DECEMBER 31, 2006

REVENUE

Revenue was $93.4 million for the three months ended December 31, 2007, which represented a 14.1%, or $11.6 million, increase from the three months ended December 31, 2006.  Of this increase, $10.3 million was due to increased sales volume in our core CMP business and $1.3 million was due to a higher weighted average selling price for our slurry products, primarily resulting from a higher-priced product mix.

COST OF GOODS SOLD

Total cost of goods sold was $48.6 million for the three months ended December 31, 2007, which represented an increase of 14.4%, or $6.1 million, from the three months ended December 31, 2006.  Of this increase, $5.3 million was due to increased sales volume, $2.8 million was due to increased fixed manufacturing costs and $1.9 million was due to certain other manufacturing variances.  These increases were partially offset by a $1.9 million benefit of a lower-cost product mix and by a $1.9 million benefit of higher utilization of our manufacturing capacity on the higher level of sales.

Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see “Tabular Disclosure of Contractual Obligations” in this filing as well as in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.9% for the three months ended December 31, 2007, as compared to 48.1% for the three months ended December 31, 2006.  The slight decrease was primarily due to higher fixed production costs related to staffing and higher manufacturing variances partially offset by a favorable product mix and increased capacity utilization.  We expect our gross profit as a percentage of revenue to be in the range of 46% to 48% for full fiscal year 2008.  Quarterly gross profit may be above or below this range due to fluctuations in our product mix, the extent to which we utilize our manufacturing capacity or other factors.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $11.4 million for the three months ended December 31, 2007, which represented a decrease of 6.7%, or $0.8 million, from the three months ended December 31, 2006.  The decrease was primarily related to lower clean room materials and laboratory supplies.

index

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

SELLING AND MARKETING

Selling and marketing expenses of $6.3 million for the three months ended December 31, 2007, were 14.8%, or $0.8 million, higher than the three months ended December 31, 2006.  The increase was primarily due to higher staffing related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $10.8 million for the three months ended December 31, 2007, which represented an increase of 15.0%, or $1.4 million, from the three months ended December 31, 2006.  The increase resulted primarily from $1.7 million in higher professional fees, including costs to enforce our intellectual property and $0.2 million in higher staffing related costs.  These increases were partially offset by a $0.4 million decrease in depreciation expense.

OTHER INCOME, NET

Other income was $1.6 million for the three months ended December 31, 2007, compared to $1.2 million in the three months ended December 31, 2006.  The increase in other income was primarily due to $0.5 million greater interest income from higher interest rates and higher average balances of our cash and short-term investments.

PROVISION FOR INCOME TAXES

Our effective income tax rate of 31.7% for the three months ended December 31, 2007 was comparable to 31.6% for the three months ended December 31, 2006.  In October 2007, we adopted FIN 48 which did not have a material effect on our consolidated financial position, results of operations or cash flows.  See Notes 9 and 11 of the Notes to the Consolidated Financial Statements for further information on the adoption of this pronouncement.

NET INCOME

Net income was $12.2 million for the three months ended December 31, 2007, which represented an increase of 33.7%, or $3.1 million, from the three months ended December 31, 2006, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $16.0 million in the first quarter of fiscal 2008, and $6.9 million in the first quarter of fiscal 2007.  Our cash provided by operating activities in the first quarter of fiscal 2008 originated from $19.7 million of net income adjusted for non-cash items, partially offset by a $3.7 million decrease in cash flow due to a net increase in working capital.  The increase in cash from operations was primarily due to increased net income in the quarter and a smaller increase in working capital as compared to the first quarter of fiscal 2007, due to improved accounts receivable collections and the timing of accounts payable and accrued liability payments, partially offset by higher inventory levels.

index

In the first quarter of fiscal 2008, cash flows used in investing activities were $2.5 million.  We used $5.6 million in cash for purchases of property, plant and equipment primarily for the purchase and installation of a 300-millimeter polishing tool and related metrology equipment at our Asia Pacific technology center.  This cash outflow was partially offset by $3.1 million provided by net sales of short-term investments.  In the first quarter of fiscal 2007, cash flows used in investing activities were $1.7 million.  Purchases of property, plant and equipment of $3.5 million were made primarily for the expansion of our pad manufacturing capabilities and $3.0 million was used to acquire a license of patents.  These cash outflows were partially offset by $4.7 million in net sales of short-term investments.  We estimate that our total capital expenditures in fiscal 2008 will be approximately $20.0 million.

In the first quarter of fiscal 2008, cash flows used in financing activities were $13.8 million, primarily as a result of $14.0 million in repurchases of common stock under our share repurchase program.  In the first quarter of fiscal 2007, cash flows used in financing activities were $6.1 million, including $6.0 million in purchases of common stock under our share repurchase program.  We completed this share repurchase program during the first quarter of fiscal 2008, which was authorized by our Board of Directors in October 2005 for up to $40.0 million.  In January 2008, the Board of Directors authorized a new share repurchase program for up to $75.0 million of our outstanding common stock.  Share repurchases will continue to be made from time-to time, depending on market conditions, at management’s discretion.  The new program is expected to be funded from our available cash balance.  We view this program as a flexible and effective means to return cash to stockholders.

We have an unsecured revolving credit facility of $50.0 million with an option to increase the facility up to $80.0 million. This agreement runs through November 2008, but we expect to have a new agreement in place prior to its expiration.  Interest accrues on any outstanding balance at either the lending institution’s base rate or the Eurodollar rate plus an applicable margin. We also pay a non-use fee.  Loans under this facility are anticipated to be used primarily for general corporate purposes, including for working capital and capital expenditures.  The credit agreement also contains various covenants.  No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2007, and September 30, 2007, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$4.4	$1.1	$2.3	$1.0	$-
Operating leases	1.5	1.1	0.4	-	-
Purchase obligations	60.0	51.8	7.0	1.2	-
Other long-term liabilities	2.4	-	-	-	2.4
Total contractual obligations	$68.3	$54.0	$9.7	$2.2	$2.4

We operate under a fumed silica supply agreement with Cabot Corporation under which we are obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products and to pay for the shortfall if we purchase less than that amount.  This agreement has an initial six-year term, which expires in December 2009 and will automatically renew unless either party gives certain notice of non-renewal.  We currently anticipate meeting minimum forecasted purchase volume requirements.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $29.9 million of contractual commitments for fumed silica and fumed alumina under these contracts.

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007, for additional information regarding our contractual obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese Yen and, to a lesser extent, the British Pound and the Euro.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we may be unable to hedge these exposures completely.  Approximately 12% of our revenue is transacted in currencies other than the U.S. dollar.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of December 31, 2007, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a competitor of ours, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include those used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and we intend to pursue and defend them vigorously.

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

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

index

In fiscal 2007, our five largest customers accounted for approximately 43% of our revenue; with Taiwan Semiconductor Manufacturing Company (TSMC) accounting for approximately 17% of our revenue.  During the three months ended December 31, 2007 and 2006, our five largest customers accounted for approximately 42% and 43% of our revenue; respectively.  TSMC was our largest customer during each of these periods, accounting for approximately 17% of our revenue.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations, and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including fumed metal oxides such as fumed alumina and fumed silica, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters.

For example, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica.  We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed metal oxides, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by our customers.  In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers could adversely affect us.  Also, if we change the supplier or type of key raw materials we use to make our CMP slurries and pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 79% and 80% of our revenue was generated by sales to customers outside of the United States for the fiscal year ended September 30, 2007, and the three months ended December 31, 2007, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas for CMP products that are proprietary in nature and differentiate our products from those of competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may require varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the current litigation between us and DA Nano described in “Legal Proceedings” in this Form 10-Q, could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

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

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent on demand for semiconductor products.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  There is concern that current economic conditions may lead to slower U.S. economic growth and the possibility of a recession that could also impact the global economy.  A recession could adversely affect the demand for semiconductor devices and, in turn, demand for our products.  Some additional factors that affect demand for our products include: our customers’ production of logic versus memory devices, their transition from 200 mm to 300 mm wafers, customers’ specific integration schemes, share gains and losses and pricing changes by us and our competitors.

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

index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2007	15,637	$39.35	15,637	$13,388
Nov. 1 through Nov. 30, 2007	250,438	$38.45	250,438	$ 3,760
Dec. 1 through Dec. 31, 2007	99,650	$37.73	99,650	$ --
Total	365,725	$38.29	365,725	$ --

In October 2005, we announced that our Board of Directors had authorized a share repurchase program for up to $40.0 million of our outstanding common stock.   We completed this share purchase authorization during the quarter ended December 31, 2007.  In January 2008, we announced that the Board of Directors has authorized a new share repurchase program for up to $75.0 million of our outstanding common stock.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.   The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  We view the program as a flexible and effective means to return cash to stockholders.

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

CABOT MICROELECTRONICS CORPORATION

Date: February 8, 2008	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 8, 2008	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]