Form 10-Q
period 2008-03-31
CABOT MICROELECTRONICS CORP
filed 2008-05-09
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2008

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

As of April 30, 2008, the Company had 23,463,957 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

Index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenue	$94,488	$76,987	$187,866	$158,803

Cost of goods sold	52,212	43,188	100,817	85,689

Gross profit	42,276	33,799	87,049	73,114

Operating expenses:
Research, development and technical	12,432	13,481	23,853	25,728
Selling and marketing	6,907	5,847	13,191	11,323
General and administrative	12,856	9,537	23,695	18,962
Total operating expenses	32,195	28,865	60,739	56,013

Operating income	10,081	4,934	26,310	17,101

Other income, net	1,689	1,260	3,324	2,434
Income before income taxes	11,770	6,194	29,634	19,535
Provision for income taxes	3,828	1,703	9,493	5,919

Net income	$7,942	$4,491	$20,141	$13,616

Basic earnings per share	$0.34	$0.19	$0.86	$0.57

Weighted average basic shares outstanding	23,402	23,708	23,555	23,774

Diluted earnings per share	$0.34	$0.19	$0.85	$0.57

Weighted average diluted shares outstanding	23,416	23,718	23,587	23,777

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$164,288	$54,557
Short-term investments	41,314	157,915
Accounts receivable, less allowance for doubtful accounts of $449 at March 31, 2008,
and $635 at September 30, 2007	46,538	52,302
Inventories	49,696	37,266
Prepaid expenses and other current assets	8,825	5,853
Deferred income taxes	3,185	2,861
Total current assets	313,846	310,754

Property, plant and equipment, net	124,202	118,454
Goodwill	7,069	7,069
Other intangible assets, net	10,109	11,549
Deferred income taxes	8,131	6,686
Other long-term assets	4,107	617
Total assets	$467,464	$455,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,997	$15,859
Capital lease obligations	1,098	1,066
Accrued expenses, income taxes payable and other current liabilities	19,450	19,638
Total current liabilities	38,545	36,563

Capital lease obligations	3,092	3,608
Other long-term liabilities	2,734	1,754
Total liabilities	44,371	41,925

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,786,719 shares at March 31, 2008, and 25,635, 730 shares at September 30, 2007	24	24
Capital in excess of par value of common stock	186,823	178,068
Retained earnings	304,925	284,843
Accumulated other comprehensive income	6,313	1,259
Treasury stock at cost, 2,284,004 shares at March 31, 2008, and 1,627,337 shares at September 30, 2007	(74,992)	(50,990)
Total stockholders’ equity	423,093	413,204

Total liabilities and stockholders’ equity	$467,464	$455,129

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$20,141	$13,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,040	12,229
Share-based compensation expense	7,439	6,257
Deferred income tax benefit	(1,570)	(2,903)
Non-cash foreign exchange gain	(5,238)	(127)
Loss on disposal of property, plant and equipment	601	103
Other	761	552
Changes in operating assets and liabilities:
Accounts receivable	8,308	648
Inventories	(10,303)	(1,660)
Prepaid expenses and other assets	(2,765)	(4,201)
Accounts payable	(178)	(5,253)
Accrued expenses, income taxes payable and other liabilities	(739)	(3,823)
Net cash provided by operating activities	29,497	15,438

Cash flows from investing activities:
Additions to property, plant and equipment	(11,392)	(5,605)
Proceeds from the sale of property, plant and equipment	-	172
Acquisition of patent license	-	(3,000)
Purchases of short-term investments	(233,775)	(62,375)
Proceeds from the sale of short-term investments	346,640	67,590
Net cash provided by (used in) investing activities	101,473	(3,218)

Cash flows from financing activities:
Repurchases of common stock	(24,002)	(9,995)
Net proceeds from issuance of stock	1,311	988
Principal payments under capital lease obligations	(528)	(491)
Net cash used in financing activities	(23,219)	(9,498)

Effect of exchange rate changes on cash	1,980	131
Increase in cash	109,731	2,853
Cash and cash equivalents at beginning of period	54,557	54,965
Cash and cash equivalents at end of period	$164,288	$57,818

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,913	$502
Issuance of restricted stock	4,674	4,487
Assets acquired under capital leases	44	-

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of March 31, 2008, cash flows for the six months ended March 31, 2008, and March 31, 2007, and results of operations for the three and six months ended March 31, 2008, and March 31, 2007.  The results of operations for the three and six months ended March 31, 2008, may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2008.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2007.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated.

2. SHORT-TERM INVESTMENTS

Our short-term investments as of March 31, 2008 and September 30, 2007 consisted of auction rate securities (ARS) which are classified as available-for-sale securities.  The estimated fair value of our short-term ARS holdings was $41,314 (par value $41,600) and $157,915 (par value $157,915) as of March 31, 2008 and September 30, 2007, respectively.

In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.   Historically, these periodic auctions have provided a liquid market for these securities.  General uncertainties in the global credit markets have recently caused widespread failures of ARS auctions as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected.  As auctions fail, the interest rates on the ARS investments reset to default levels, which in many cases are higher than the interest rates issuers could access through alternative borrowing mechanisms.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Our ARS investments at March 31, 2008 consisted of 13 tax exempt municipal debt obligations; we currently do not own any mortgage-backed, collateralized debt obligations or obligations secured by student loans.  We experienced our first failed auction in February 2008, and since that time the auctions of certain of our ARS have continued to fail.  Despite the failed auctions, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities for hospitals, airports and related projects.  As discussed further below, the credit rating of one security (with a par value of $3,450) was downgraded during our second quarter of fiscal 2008.  All 13 of our ARS (including the downgraded security) were insured to obtain a credit rating of AAA.

Prior to March 31, 2008, we carried these investments at par value, which approximated fair value.  We performed a fair value assessment including a discounted cash flow analysis to calculate the fair value of each security and determined that the securities at March 31, 2008 were temporarily impaired.  We recorded a $520 pretax reduction ($335 net of tax), representing 1.2% of the par value of the securities, in stockholders’ equity in accumulated other comprehensive income to reflect a temporary decline in fair value.  We assessed this decline in fair value to be temporary based on our current cash position, our cash flow, our unused debt capacity, the nature of the underlying debt, the presence of AAA-rated insurers, our expectation that issuers will refinance due to higher default interest rates, the fact that all interest payments have been received and our intention and ability to hold the securities until the value recovers, which may be at maturity.

At March 31, 2008, we have continued to classify 12 of our 13 ARS as short-term investments.  In prior periods, all of our investments in ARS were classified as short term.  We assessed the probability of a successful auction or the refinancing of the underlying debt by the issuer for each security owned as of March 31, 2008 to determine which securities could likely be liquidated within the next operating cycle (which for us is generally one year).  This assessment was based on the current credit rating of the issuers of the securities as well as the fact that four of the securities have been liquidated at par value through debt refinancing subsequent to March 31, 2008.  The credit rating of one issuer has recently declined, and we determined it is not likely that a successful auction or refinancing of its debt would occur within the next operating cycle.  Accordingly, we have reclassified $3,216 of fair value for this security to other long-term assets on our Consolidated Balance Sheet as of March 31, 2008.  See Notes 5 and 10 and the “Risk Factors” set forth in Part II, Item 1A in this Form 10-Q for more information on the ARS. If auctions involving our ARS continue to fail, issuers of our ARS are unable to refinance the underlying securities, credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to liquidate these securities in the short term and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

3. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2008	2007

Raw materials	$22,904	$18,011
Work in process	5,605	1,735
Finished goods	21,187	17,520
Total	$49,696	$37,266

The increase in inventory from September 30, 2007 is primarily due to building raw material and finished goods inventory for our emerging polishing pad business as well as a general increase in inventory based on the higher level of sales we have experienced in the first six months of fiscal 2008.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $7,069 as of March 31, 2008, and September 30, 2007.

The components of other intangible assets are as follows:

	March 31, 2008		September 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$5,380	$942	$5,380	$673
Acquired patents and licenses	8,000	3,638	8,000	2,560
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	1,457	1,338	1,457	1,245

Total other intangible assets subject to amortization	17,387	8,468	17,387	7,028

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$18,577	$8,468	$18,577	$7,028

*       Total other intangible assets not subject to amortization primarily consist of trade names.

Amortization expense was $720 and $1,440 for the three and six months ended March 31, 2008, respectively.  Amortization expense was $720 and $1,365 for the three and six months ended March 31, 2007, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated amortization expense
Remainder of 2008	$1,398
2009	1,663
2010	854
2011	847
2012	847

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

5. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	March 31,	September 30,
	2008	2007

Long-term investments	$3,216	$-
Other long-term assets	891	617
Total	$4,107	$617

As discussed in Note 2 of this Form 10-Q, we reclassified $3,216 of fair value of one of the ARS that we owned as of March 31, 2008 from short-term investments to other long-term assets.  Although the underlying security was investment grade when purchased, its credit rating declined during our second fiscal quarter.  The security is credit enhanced with bond insurance to a AAA rating and all interest payments have been received on a timely basis.  Although we believe this security will ultimately be collected in full, we believe it is not likely that we will be able to liquidate the security in our next business operating cycle.

6. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31,	September 30,
	2008	2007

Accrued compensation	$11,478	$13,965
Goods and services received, not yet invoiced	3,339	2,365
Warranty accrual	487	527
Taxes, other than income taxes	1,370	911
Other	2,776	1,870
Total	$19,450	$19,638

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  The changes to our warranty reserve during our first six months of fiscal 2008, as shown below, represent the net change required to maintain an appropriate reserve.

Balance as of September 30, 2007	$527
Additions	3
Deductions	(43)
Balance as of March 31, 2008	$487

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

8. SHARE-BASED COMPENSATION PLANS

We record share-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 26, 2006 (“2000 Equity Incentive Plan”); our Cabot Microelectronics Corporation Employee Stock Purchase Plan, which was amended to become the Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan and approved by our shareholders on March 4, 2008; and, pursuant to our 2000 Equity Incentive Plan, our Directors’ Deferred Compensation Plan, as amended September 26, 2006 and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007.

We record share-based compensation expense for all of our share-based awards including stock options, restricted stock, restricted stock units and employee stock purchases.  We continue to use the Black-Scholes model to value our stock options and employee stock purchases.  A number of the inputs in the Black-Scholes model are highly subjective, including the price volatility of the underlying stock and the expected term of our stock options.  We estimate the expected volatility of our stock based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using the simplified method as discussed in Topic 14 of the Staff Accounting Bulletin Series, “Share-Based Payment”, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who will meet the definition of retirement pursuant to their grants during the contractual term.  The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of grant.  Share-based compensation expense related to stock option grants, restricted stock and restricted stock unit awards is recorded net of expected forfeitures.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.

Share-based compensation expense under SFAS 123R for the three and six months ended March 31, 2008, and 2007, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Cost of goods sold	$276	$196	$525	$383
Research, development and technical	301	281	602	571
Selling and marketing	381	321	733	630
General and administrative	2,987	2,534	5,579	4,673
Total share-based compensation expense	3,945	3,332	7,439	6,257
Tax benefit	1,406	1,190	2,650	2,235
Total share-based compensation expense, net of tax	$2,539	$2,142	$4,789	$4,022

For additional information regarding the estimation of fair value, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Interest income	$1,575	$1,337	$3,517	$2,790
Interest expense	(101)	(132)	(206)	(256)
Other income (expense)	215	55	13	(100)
Total other income, net	$1,689	$1,260	$3,324	$2,434

10. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net income	$7,942	$4,491	$20,141	$13,616
Other comprehensive income:
Net unrealized gain on derivative instruments	9	9	18	18
Foreign currency translation adjustment	4,024	612	5,362	361
Unrealized loss on investments	(335)	-	(335)	-
Minimum pension liability adjustment	5	-	9	-
Total comprehensive income	$11,645	$5,112	$25,195	$13,995

As discussed in Note 2 of this Form 10-Q, based upon our assessment of the current limited liquidity in the ARS market and results of our discounted cash flow analysis, we determined that our investment in ARS was temporarily impaired as of March 31, 2008.  We recorded a $520 pretax reduction ($335 net of tax) to accumulated other comprehensive income to reflect the temporary decline in the fair value of these investments (par value of $45,050).

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. INCOME TAXES

Our effective income tax rate was 32.5% and 32.0% for the three and six months ended March 31, 2008 compared to 27.5% and 30.3% for the three and six months ended March 31, 2007.  The increase in the effective tax rate was primarily due to a reduction in research and experimentation credits and the absence of a benefit for foreign trade income in fiscal 2008.

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

The total amount of gross unrecognized tax benefits as of October 1, 2007, the date of adoption of FIN 48, was $464.  If we are able to utilize the unrecognized tax benefits, the entire $464 would favorably impact our effective tax rate.  We recognize interest and penalties related to unrecognized tax positions as income tax expense in our financial statements.  The gross amount of interest and penalties accrued at the date of adoption was $45.  There have been no material changes to the gross unrecognized tax benefits or to interest and penalties accrued during the six months ended March 31, 2008.

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

12. EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Earnings available to common shares	$7,942	$4,491	$20,141	$13,616

Denominator:
Weighted average common shares	23,402,427	23,708,131	23,554,970	23,774,262
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	14,063	10,099	31,774	2,834
Diluted weighted average common shares	23,416,490	23,718,230	23,586,744	23,777,096
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.34	$0.19	$0.86	$0.57

Diluted	$0.34	$0.19	$0.85	$0.57

For the three months ended March 31, 2008 and 2007, approximately 3.2 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the six months ended March 31, 2008 and 2007, approximately 3.1 million and 3.3 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

13. NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS 160), which changes the accounting and reporting for minority equity interests in subsidiaries. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations and, upon loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS 160 is effective for us beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that the adoption of this pronouncement would have on our results of operations, financial position or cash flows.  Currently, there are no minority interests in any of our subsidiaries.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), which requires enhanced disclosures about an entity’s derivatives and hedging activities.  Entities will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for us beginning January 1, 2009.  We are currently assessing the potential impact that the adoption of this pronouncement will have on our financial disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157).  SFAS 157 establishes a common definition for fair value in generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  In February 2008, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2.  FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157, and FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS 157 is effective for us beginning October 1, 2008.  We are currently evaluating the impact of adopting SFAS 157 and the related staff positions on our results of operations, financial position and cash flows.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth and trends; growth of the markets in which the Company participates; international events; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; uses and investment of the Company’s cash balance; the construction of new or refurbishment of existing facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2007, including the consolidated financial statements and related notes thereto.

SECOND QUARTER OF FISCAL 2008 OVERVIEW

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

In addition to strengthening and growing our core CMP business, through our Engineered Surface Finishes (ESF) business we are exploring and pursuing a variety of surface modification applications where we believe our technical ability to shape, enable and enhance the performance of surfaces at an atomic level may provide previously unseen surface performance or improved productivity.  By supplementing our internal development efforts with externally acquired technologies and businesses, we seek to leverage our expertise in CMP formulation, materials and polishing techniques for the semiconductor industry to address other demanding market applications requiring nanoscale control of surface shape and finish, and gain access to a variety of markets that we do not currently serve.

Revenue for our second quarter of fiscal 2008 was $94.5 million, which represented an increase of 1.2%, or $1.1 million, from the previous fiscal quarter and an increase of 22.7%, or $17.5 million, from the second quarter of fiscal 2007.  The increase from the prior quarter primarily reflects our continued solid business performance despite the uncertain global economic environment, as well as increased contributions from our ESF and polishing pad businesses.  Our polishing pad business continued to expand in the second fiscal quarter of 2008 as both our volumes and revenues had significant growth from the first quarter of fiscal 2008.  We anticipate our pad business will continue to grow in our third fiscal quarter.  Our ESF revenue in the second quarter of fiscal 2008 increased on a sequential quarter basis primarily due to sales to new customers.

Index

Our revenue for CMP consumables is driven by wafer starts, and industry analysts’ forecasts of wafer starts continue to be solid for 2008.  Although some semiconductor manufacturers have recently reduced their planned spending on capital equipment, we believe that total wafer start capacity will continue to grow as manufacturers are placing a greater emphasis on improving productivity, which enables them to produce more devices from their current capacity.

There are many factors that make it difficult for us to predict future revenue trends for our business, including: the cyclical nature of the semiconductor industry; timing of potential future acquisitions; short order to delivery time for our products and the associated lack of visibility to future customer orders; and quarter to quarter changes in customer orders regardless of industry strength.  Continued weakening of the U.S. and global economy could lead to slower economic growth, which could, in turn, affect future customer demand for our products.

Gross profit expressed as a percentage of revenue for our second quarter of fiscal 2008 was 44.7% and gross profit was 46.3% on a year-to-date basis.  Gross profit decreased from the 47.9% reported in the previous fiscal quarter primarily due to low manufacturing yields in our polishing pad business and higher fixed manufacturing costs related to staffing.  Gross profit increased from the 43.9% of revenue we reported in the second quarter of fiscal 2007 due to increased capacity utilization on our higher level of sales, partially offset by higher fixed manufacturing costs related to staffing and low manufacturing yields in our pad business.  We believe the lower-than-optimal yields in our pad production operation are common with new product production ramps and we are actively pursuing improvements in a number of areas.  We continue to expect our gross profit as a percentage of revenue to be in the range of 46% to 48% for the full fiscal year 2008.  We may experience quarterly gross profit above or below our annual guidance range due to a number of factors, including fluctuations in our product mix and the extent to which we utilize our manufacturing capacity.

Operating expenses were $32.2 million in our second quarter of fiscal 2008, compared to $28.5 million in the previous fiscal quarter and $28.9 million in the second quarter of fiscal 2007.  Total operating expenses this quarter exceeded our quarterly guidance range of $27 to $30 million primarily due to higher staffing costs and professional fees, including fees related to the enforcement of our intellectual property.

As a result of the factors discussed above, diluted earnings per share for our second fiscal quarter was $0.34, a decrease from the $0.51 per share reported in the previous fiscal quarter and an increase from the $0.19 per share reported in the same quarter of fiscal 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007.  We believe there have been no material changes in our critical accounting estimates during the first six months of fiscal 2008, except for the following items.

As discussed in Notes 2, 5 and 10 of the Notes to the Consolidated Financial Statements, we recorded a temporary impairment in the value of our auction rate securities (ARS) of $0.3 million (net of tax) in other comprehensive income and we reclassified $3.2 million of ARS from short-term investments to other long-term assets on our Consolidated Balance Sheet as of March 31, 2008.  The calculation of fair value and the balance sheet classification for our ARS requires critical judgments and estimates by management including an appropriate discount rate and the probability that a security may be liquidated through a future successful auction or refinancing of the underlying debt.  We performed a discounted cash flow analysis using a discount rate based on a market index comprised of tax exempt variable rate demand obligations, and we applied a risk factor to reflect current liquidity issues.  We then assigned probabilities of holding each security for less than or equal to one year, five years, and to maturity to calculate a fair value for each security.  If auctions involving our ARS continue to fail, issuers of our ARS are unable to refinance the underlying securities, credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to liquidate these securities in the short term and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

As discussed in Note 11, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48) during the first quarter of fiscal 2008.  The cumulative effect of adopting FIN 48 was immaterial; however, FIN 48 substantially increases the sensitivities of the estimation process used in the accounting for and reporting of tax contingencies.

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008, VERSUS THREE MONTHS ENDED MARCH 31, 2007

REVENUE

Revenue was $94.5 million for the three months ended March 31, 2008, which represented a 22.7%, or $17.5 million, increase from the three months ended March 31, 2007.  Of this increase, $11.0 million was due to increased sales volume, $5.2 million was due to a higher weighted average selling price, primarily resulting from a higher-priced product mix, and $1.1 million was due to the effect of foreign exchange rate changes.  We believe the increase in revenue reflects a stronger demand environment within the semiconductor industry for our CMP slurry products, despite the uncertain global economic environment. Our revenue also reflects increased contributions from our polishing pad business.

COST OF GOODS SOLD

Total cost of goods sold was $52.2 million for the three months ended March 31, 2008, which represented an increase of 20.9%, or $9.0 million, from the three months ended March 31, 2007.  Of this increase, $6.2 million was due to increased sales volume, $2.8 million was due to increased fixed manufacturing costs primarily due to increases in staffing-related costs, $1.7 million was due to low manufacturing yields, particularly in our polishing pad business, $1.7 million was due to the effect of foreign exchange rate changes and $1.4 million was due to certain other manufacturing variances.  These increases were partially offset by a $4.9 million benefit of higher utilization of our manufacturing capacity on the higher level of sales.  We believe the lower-than-optimal yields in our pad business are common for a production ramp of a new product.  We have ongoing improvement efforts underway and we anticipate our improvement process will continue over the next several fiscal quarters before our pads yields are sufficiently improved.

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

Index

GROSS PROFIT

Our gross profit as a percentage of revenue was 44.7% for the three months ended March 31, 2008, as compared to 43.9% for the three months ended March 31, 2007.  The increase was primarily due to increased capacity utilization on the increased level of sales and a favorable product mix, partially offset by higher fixed manufacturing costs, primarily related to staffing, and lower-than-optimal manufacturing yields in our pad business.  We expect our gross profit as a percentage of revenue to be in the range of 46% to 48% for full fiscal year 2008.  Quarterly gross profit may be above or below this range due to fluctuations in our product mix, the extent to which we utilize our manufacturing capacity or other factors.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $12.4 million for the three months ended March 31, 2008, which represented a decrease of 7.8%, or $1.0 million, from the three months ended March 31, 2007.  The decrease was primarily related to a decrease of $0.6 million in clean room materials and laboratory supplies and a decrease of $0.3 million in staffing related costs.

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

SELLING AND MARKETING

Selling and marketing expenses of $6.9 million for the three months ended March 31, 2008, were 18.1%, or $1.1 million, higher than the three months ended March 31, 2007.  The increase was primarily due to a $0.4 million increase in professional fees and $0.3 million in higher staffing related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $12.9 million for the three months ended March 31, 2008, which represented an increase of 34.8%, or $3.3 million, from the three months ended March 31, 2007.  The increase resulted primarily from $1.8 million in higher professional fees, including costs to enforce our intellectual property, and $1.6 million in higher staffing related costs, including our annual bonus program and share-based compensation.  These increases were partially offset by a $0.4 million decrease in depreciation expense.  The duration of the increase in professional fees related to the enforcement of our intellectual property is difficult to predict; however, we anticipate the increased fees will continue over at least the next two fiscal quarters. Consequently, total operating expenses are expected to exceed our prior guidance of $27 to $30 million per quarter through the end of the fiscal year.  See Note 7 of the Notes to the Consolidated Financial Statements and Item 1 of Part II entitled “Legal Proceedings” for more information on the enforcement of our intellectual property.

OTHER INCOME, NET

Other income was $1.7 million for the three months ended March 31, 2008, compared to $1.3 million in the three months ended March 31, 2007.  The increase in other income was primarily due to $0.2 million greater interest income from higher average balances of our cash and short-term investments.

Index

PROVISION FOR INCOME TAXES

Our effective income tax rate of 32.5% for the three months ended March 31, 2008 compared to 27.5% for the three months ended March 31, 2007.  The increase was primarily due to the reduction in research and experimentation credits and the absence of a benefit for foreign trade income in fiscal 2008.  In October 2007, we adopted FIN 48 which did not have a material effect on our consolidated financial position, results of operations or cash flows.  See Note 11 of the Notes to the Consolidated Financial Statements for further information on the adoption of this pronouncement.

NET INCOME

Net income was $7.9 million for the three months ended March 31, 2008, which represented an increase of 76.8%, or $3.5 million, from the three months ended March 31, 2007, as a result of the factors discussed above.

SIX MONTHS ENDED MARCH 31, 2008, VERSUS SIX MONTHS ENDED MARCH 31, 2007

REVENUE

Revenue was $187.9 million for the six months ended March 31, 2008, which represented an 18.3%, or $29.1 million, increase from the six months ended March 31, 2007.  Of this increase, $21.3 million was due to increased sales volume including increased contribution from our polishing pad business, $6.2 million was due to a higher weighted average selling price for our slurry products, primarily resulting from a higher-priced product mix, and $1.5 million was due to the effect of foreign exchange rate changes.  We believe the increased revenue reflects a stronger demand environment within the semiconductor industry for our CMP slurry products, and also includes increased contributions from our pad polishing business.

COST OF GOODS SOLD

Total cost of goods sold was $100.8 million for the six months ended March 31, 2008, which represented an increase of 17.7%, or $15.1 million, from the six months ended March 31, 2007.  Of this increase, $11.5 million was due to increased sales volume, $4.5 million was due to increased fixed manufacturing costs, $3.4 million was due to certain other manufacturing variances, $2.8 million was due to low manufacturing yields, particularly in our pad business, and $2.0 million was due to the effects of foreign exchange rate changes.  These increases were partially offset by a $6.8 million benefit of higher utilization of our manufacturing capacity on the higher level of sales and by a $2.2 million benefit of a lower-cost product mix.

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.3% for the six months ended March 31, 2008, as compared to 46.0% for the six months ended March 31, 2007.  The slight increase was primarily due to increased capacity utilization on the higher level of sales and a favorable product mix, partially offset by higher fixed production costs related to staffing, higher manufacturing variances and lower-than-optimal manufacturing yields in our pad business.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $23.9 million for the six months ended March 31, 2008, which represented a decrease of 7.3%, or $1.9 million, from the six months ended March 31, 2007.  The decrease was primarily related to lower clean room materials and laboratory supplies.

Index

SELLING AND MARKETING

Selling and marketing expenses of $13.2 million for the six months ended March 31, 2008, were 16.5%, or $1.9 million, higher than the six months ended March 31, 2007.  The increase was primarily due to $0.8 million in higher staffing related costs, $0.4 million in increased professional fees and $0.2 million in higher depreciation expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $23.7 million for the six months ended March 31, 2008, which represented an increase of 25.0%, or $4.7 million, from the six months ended March 31, 2007.  The increase resulted primarily from $3.4 million in higher professional fees, including costs to enforce our intellectual property, and $1.9 million in higher staffing related costs.  These increases were partially offset by a $0.7 million decrease in depreciation expense.  See Note 7 of the Notes to the Consolidated Financial Statements and Item 1 of Part II entitled “Legal Proceedings” for more information on the enforcement of our intellectual property.

OTHER INCOME, NET

Other income was $3.3 million for the six months ended March 31, 2008, compared to $2.4 million in the six months ended March 31, 2007.  The increase in other income was primarily due to $0.7 million greater interest income from higher average balances of our cash and short-term investments.

PROVISION FOR INCOME TAXES

Our effective income tax rate of 32.0% for the six months ended March 31, 2008 compared to 30.3% for the six months ended March 31, 2007.  The increase was primarily due to the reduction in research and experimentation credits and the absence of a benefit for foreign trade income in fiscal 2008.

NET INCOME

Net income was $20.1 million for the six months ended March 31, 2008, which represented an increase of 47.9%, or $6.5 million, from the six months ended March 31, 2007, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $29.5 million in the first six months of fiscal 2008, and $15.4 million in the first six months of fiscal 2007.  Our cash provided by operating activities in the first six months of fiscal 2008 originated from $35.2 million of net income adjusted for non-cash items, partially offset by a $5.7 million decrease in cash flow due to a net increase in working capital.  The increase in cash from operations was primarily due to increased net income in fiscal 2008 plus the benefit of a smaller increase in working capital as compared to the first six months of fiscal 2007.  The smaller working capital increase in fiscal 2008 was primarily due to improved accounts receivable collections and the timing of accounts payable and accrued liability payments, partially offset by a larger increase in inventory levels.

In the first six months of fiscal 2008, cash flows provided by investing activities were $101.5 million.  We had net sales of short-term investments of $112.9 million as we liquidated a majority of our ARS during our second fiscal quarter ended March 31, 2008 (as discussed below).  This cash inflow was partially offset by $11.4 million in cash used for purchases of property, plant and equipment primarily for the purchase and installation of a 300-millimeter polishing tool and related metrology equipment for our Asia Pacific technology center and building improvements and equipment to enhance our pad production capabilities.  In the first six months of fiscal 2007, cash flows used in investing activities were $3.2 million.  Purchases of property, plant and equipment of $5.6 million were made primarily for the expansion of our pad manufacturing capabilities and QED expansion projects, and $3.0 million was used to acquire a license of patents.  These cash outflows were partially offset by $5.2 million in net sales of short-term investments.  We estimate that our total capital expenditures in fiscal 2008 will be approximately $20.0 million.

Index

In the first six months of fiscal 2008, cash flows used in financing activities were $23.2 million, primarily as a result of $24.0 million in repurchases of common stock under our share repurchase programs.  In the first six months of fiscal 2007, cash flows used in financing activities were $9.5 million, including $10.0 million in repurchases of common stock under our share repurchase program.  During the first quarter of fiscal 2008, we completed a share repurchase program that was authorized by our Board of Directors in October 2005 for up to $40.0 million.  In January 2008, the Board of Directors authorized a new share repurchase program for up to $75.0 million of our outstanding common stock and the $10.0 million of share repurchases in the second quarter of fiscal 2008 were made under this new share repurchase program.  Share repurchases will continue to be made from time-to time, depending on market conditions, at management’s discretion.  The new program is expected to be funded from our available cash balance.  We view this program as a flexible and effective means to return cash to stockholders.

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

At March 31, 2008, we owned 13 ARS with an estimated fair value of $44.5 million ($45.0 million par value) of which $41.3 million was classified as short-term investments and $3.2 million was classified as other long-term assets on our Consolidated Balance Sheet.  Our ARS investments at March 31, 2008 consisted of tax exempt municipal debt obligations; we currently do not own any mortgage-backed, collateralized debt obligations, or obligations secured by student loans.  We experienced our first failed auction in February 2008, and since that time the auctions of certain of our ARS have continued to fail. Despite the failed auctions, there have been no defaults on the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  As discussed in Notes 2, 5 and 10 in the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Form 10-Q, we recorded a $0.5 million pretax reduction ($0.3 million net of tax), representing 1.2% of the par value of the securities, in stockholders’ equity in accumulated other comprehensive income to reflect a temporary decline in fair value.  Based on our $164.3 million cash balance as of March 31, 2008, our positive cash flow and our available debt capacity, we do not have any current needs for additional liquidity and we currently do not plan to enter any secondary ARS market to liquidate our investments.  We believe that all but one of our ARS will be liquidated within the next operating cycle (which for us is generally one year) as municipal bond issuers will be motivated to refinance their debt due to higher default interest rates being paid as auctions fail.

We believe that available cash balances, the cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, including merger and acquisition activities, and share repurchases for the foreseeable future.  However, we plan to expand our business and continue to improve our technology, and to do so may require us to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.

Index

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2008, and September 30, 2007, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$4.2	$1.1	$2.4	$0.7	$-
Operating leases	2.4	1.3	1.1	-	-
Purchase obligations	41.5	33.9	6.7	0.9	-
Other long-term liabilities	2.7	-	-	-	2.7
Total contractual obligations	$50.8	$36.3	$10.2	$1.6	$2.7

We operate under a fumed silica supply agreement with Cabot Corporation under which we generally are obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products and to pay for the shortfall if we purchase less than that amount.  This agreement had an initial six-year term, which was to expire in December 2009.  In April 2008, we signed an amendment to this agreement that extended the termination date to December 2012 and changed some of the other terms of the agreement to the benefit of both parties.  This agreement will automatically renew unless either party gives certain notice of non-renewal.  We currently anticipate meeting minimum forecasted purchase volume requirements.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $15.6 million of contractual commitments for fumed silica and fumed alumina under these contracts.

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

Index

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of March 31, 2008, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At March 31, 2008, we owned auction rate securities (ARS) with an estimated fair value of $44.5 million ($45.0 million cost basis) of which $41.3 million was classified as short-term investments and $3.2 million was classified as other long-term assets on our Consolidated Balance Sheet.

In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.  Historically, these periodic auctions have provided a liquid market for these securities.  General uncertainties in the global credit markets have recently caused widespread ARS auction failures as the number of securities submitted for sale has exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected.

We recorded a $0.5 million pretax reduction ($0.3 million net of tax) in stockholders’ equity in accumulated other comprehensive income to reflect a decline in fair value which we believe is temporary.  We believe that we will be able to liquidate these securities at par, either through a successful auction or refinancing of the underlying debt by the issuer.  However, if auctions involving our ARS continue to fail, issuers of our ARS are unable to refinance the underlying securities, credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to liquidate these securities in the short term and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.  See Notes 2, 5 and 10 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for more information.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

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

ITEM 1A. RISK FACTORS

We have added a description of risks related to our investment in auction rate securities (ARS) as a result of the factors discussed in Notes 2, 5 and 10 of the Notes to the Consolidated Financial Statements in this Form 10-Q.  Other than this addition, we do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

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

Our customer base is concentrated among a limited number of large customers.  One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables they purchase from us.  Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in CMP consumables sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations.

During the six months ended March 31, 2008 and 2007, our five largest customers accounted for approximately 43% of our revenue.  Taiwan Semiconductor Manufacturing Company was our largest customer during each of these periods, accounting for approximately 17% of our revenue.

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

For example, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica.  We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed alumina and fumed silica, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by our customers.  In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers could adversely affect us.  Also, if we change the supplier or type of key raw materials we use to make our CMP slurries and pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

Index

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 79% and 81% of our revenue was generated by sales to customers outside of the United States for the fiscal year ended September 30, 2007, and the six months ended March 31, 2008, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

Further, we may never realize the perceived or anticipated benefits of a business combination or investments in other entities.  Acquisitions by us could have negative effects on our results of operations, in areas such as contingent liabilities, gross profit margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities.  Investments in and acquisitions of technology companies are inherently risky because these businesses may never develop, and we may incur losses related to these investments.

Index

WE MAY NOT BE ABLE TO LIQUIDATE OUR INVESTMENTS IN AUCTION RATE SECURITIES IN THE SHORT TERM AND WE COULD EXPERIENCE A DECLINE IN THEIR MARKET VALUE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

General uncertainties in the global credit markets have recently caused widespread ARS auction failures as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  The widespread auction failures have adversely affected the short-term liquidity of these investments.  We began to experience failed auctions in February 2008, and since that time the auctions of certain of our ARS have continued to fail.  We owned ARS with an estimated fair value of $44.5 million ($45.0 million par value) at March 31, 2008.  If auctions involving our ARS continue to fail, issuers of our ARS are unable to refinance the underlying securities, credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to liquidate these securities in the short term.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent on demand for semiconductor devices.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  There is concern that current economic conditions may lead to slower U.S. economic growth and we may currently be experiencing a recession that could also impact the global economy.  A recession could adversely affect the demand for semiconductor devices and, in turn, demand for our products.  Some additional factors that affect demand for our products include: our customers’ production of logic versus memory devices, their transition from 200 mm to 300 mm wafers, customers’ specific integration schemes, share gains and losses and pricing changes by us and our competitors.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2008	86,935	$34.30	86,935	$72,018
Feb. 1 through Feb. 29, 2008	204,007	$34.39	204,007	$65,002
Mar. 1 through Mar. 31, 2008	--	$ --	--	$65,002
Total	290,942	$34.37	290,942	$65,002

In October 2005, we announced that our Board of Directors had authorized a share repurchase program for up to $40.0 million of our outstanding common stock.   We completed this share purchase authorization during the quarter ended December 31, 2007.  In January 2008, we announced that the Board of Directors had authorized a new share repurchase program for up to $75.0 million of our outstanding common stock.  The shares repurchased during our second fiscal quarter were repurchased under this new program.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.   The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  We view the program as a flexible and effective means to return cash to stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of Cabot Microelectronics held on March 4, 2008, the following proposals were approved:

Proposal I - Election of three directors, each for a term of three years

	Number of Votes For Election	Number of Votes Withheld
Robert J. Birgeneau	22,262,903	228,907
Steven V. Wilkinson	22,262,946	228,864
Bailing Xia	22,289,775	202,035

Proposal II - Approval of an increase of 500,000 authorized shares of common stock for issuance under the Cabot Microelectronics Corporation Employee Stock Purchase Plan

A proposal to amend the Cabot Microelectronics Corporation Employee Stock Purchase Plan, such amendment entitled the Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, for the primary purpose of increasing the number of shares of our common stock authorized to be issued under it by 500,000 shares, was approved with 20,363,546 shares cast for, 746,757 shares cast against, 11,435 shares abstaining and 1,370,072 broker non-votes.

Proposal III - Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2008

A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2008 was approved with 22,380,768 shares cast for, 95,129 shares cast against, and 15,912 shares abstaining.

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

CABOT MICROELECTRONICS CORPORATION

Date: May 9, 2008	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 9, 2008	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]