Form 10-Q
period 2008-06-30
CABOT MICROELECTRONICS CORP
filed 2008-08-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JUNE 30, 2008

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

As of July 31, 2008, the Company had 23,260,947 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

Index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$97,047	$89,023	$284,913	$247,826

Cost of goods sold	51,638	46,552	152,455	132,241

Gross profit	45,409	42,471	132,458	115,585

Operating expenses:
Research, development and technical	12,730	12,033	36,583	37,761
Selling and marketing	7,176	6,469	20,367	17,792
General and administrative	12,642	9,387	36,337	28,349
Total operating expenses	32,548	27,889	93,287	83,902

Operating income	12,861	14,582	39,171	31,683

Other income (expense), net	1,239	(148)	4,563	2,286
Income before income taxes	14,100	14,434	43,734	33,969
Provision for income taxes	4,120	4,373	13,613	10,292

Net income	$9,980	$10,061	$30,121	$23,677

Basic earnings per share	$0.43	$0.43	$1.29	$1.00

Weighted average basic shares outstanding	23,132	23,662	23,411	23,737

Diluted earnings per share	$0.43	$0.42	$1.28	$1.00

Weighted average diluted shares outstanding	23,163	23,687	23,441	23,741

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$186,841	$54,557
Short-term investments	17,100	157,915
Accounts receivable, less allowance for doubtful accounts of $547 at June 30, 2008, and $635 at September 30, 2007	51,797	52,302
Inventories	46,217	37,266
Prepaid expenses and other current assets	9,568	5,853
Deferred income taxes	3,451	2,861
Total current assets	314,974	310,754

Property, plant and equipment, net	119,091	118,454
Goodwill	7,069	7,069
Other intangible assets, net	9,389	11,549
Deferred income taxes	10,595	6,686
Other long-term assets	4,079	617
Total assets	$465,197	$455,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,768	$15,859
Capital lease obligations	1,111	1,066
Accrued expenses, income taxes payable and other current liabilities	20,490	19,638
Total current liabilities	35,369	36,563

Capital lease obligations	2,807	3,608
Other long-term liabilities	2,419	1,754
Total liabilities	40,595	41,925

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,796,553 shares at June 30, 2008, and 25,635,730 shares at September 30, 2007	26	24
Capital in excess of par value of common stock	190,905	178,068
Retained earnings	314,905	284,843
Accumulated other comprehensive income	3,757	1,259
Treasury stock at cost, 2,562,643 shares at June 30, 2008, and 1,627,337 shares at September 30, 2007	(84,991)	(50,990)
Total stockholders’ equity	424,602	413,204

Total liabilities and stockholders’ equity	$465,197	$455,129

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$30,121	$23,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,615	18,147
Share-based compensation expense	11,339	9,489
Impairment of investment	-	2,052
Deferred income tax benefit	(4,392)	(6,259)
Non-cash foreign exchange (gain)/loss	(3,203)	804
Loss on disposal of property, plant and equipment	564	159
Other	1,319	565
Changes in operating assets and liabilities:
Accounts receivable	2,002	(3,971)
Inventories	(7,774)	4,180
Prepaid expenses and other assets	(3,659)	(779)
Accounts payable	(3,661)	(3,680)
Accrued expenses, income taxes payable and other liabilities	417	(5,973)
Net cash provided by operating activities	42,688	38,411

Cash flows from investing activities:
Additions to property, plant and equipment	(15,549)	(7,607)
Proceeds from the sale of property, plant and equipment	40	172
Acquisition of patent license	-	(3,000)
Purchases of short-term investments	(233,775)	(114,725)
Proceeds from the sale of short-term investments	371,140	91,245
Net cash provided by (used in) investing activities	121,856	(33,915)

Cash flows from financing activities:
Repurchases of common stock	(34,001)	(9,995)
Net proceeds from issuance of stock	1,501	1,138
Principal payments under capital lease obligations	(800)	(743)
Net cash used in financing activities	(33,300)	(9,600)

Effect of exchange rate changes on cash	1,040	(345)
Increase (decrease) in cash	132,284	(5,449)
Cash and cash equivalents at beginning of period	54,557	54,965
Cash and cash equivalents at end of period	$186,841	$49,516

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,514	$270
Issuance of restricted stock	4,850	4,515
Increase in goodwill related to accrued earnout	-	2,500
Assets acquired under capital leases	44	-

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of June 30, 2008, cash flows for the nine months ended June 30, 2008, and June 30, 2007, and results of operations for the three and nine months ended June 30, 2008, and June 30, 2007.  The results of operations for the three and nine months ended June 30, 2008, may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2008.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2007.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated.

2. SHORT-TERM INVESTMENTS

Our short-term investments as of June 30, 2008 and September 30, 2007 consisted of auction rate securities (ARS) which are classified as available-for-sale securities.  The estimated fair value of our short-term ARS holdings was $17,100 and $157,915 as of June 30, 2008 and September 30, 2007, respectively, and was equal to the par value.

In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.   Historically, these periodic auctions have provided a liquid market for these securities.  General uncertainties in the global credit markets have caused widespread failures of ARS auctions as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected.  As auctions fail, the interest rates on the ARS investments reset to default levels, which in many cases are higher than the interest rates issuers could access through alternative borrowing mechanisms.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Our ARS investments at June 30, 2008 consisted of five tax exempt municipal debt obligations; we currently do not own any mortgage-backed, collateralized debt obligations or obligations secured by student loans.  We experienced our first failed auction in February 2008, and since that time the auctions of five of our ARS have continued to fail.  Despite the failed auctions, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities for hospitals, airports and related projects.  As discussed further below, the credit rating of one security (with a par value of $3,450) was downgraded during our second quarter of fiscal 2008.  All five of our ARS (including the downgraded security) were insured at the time of purchase to obtain a credit rating of AAA.

During the quarter ended June 30, 2008, we successfully monetized at par value eight of the 13 ARS we owned as of March 31, 2008 totaling $24,500 as some of the underlying municipalities refinanced their debt and some auctions were successfully completed.  Additionally, we have successfully monetized one security in July 2008 at its par value of $5,000 as another municipality refinanced its debt.  We performed a fair value assessment at June 30, 2008, including a discounted cash flow analysis, to calculate the fair value of each security and determined that only one of the securities was temporarily impaired as its credit rating was downgraded prior to March 31, 2008.  This security has been classified as a long-term asset and is included in Other Long-Term Assets on the Consolidated Balance Sheet.  See Note 5 for more information on this security.  Based on our fair value assessment, and the recent success in monetizing our ARS, we determined the other four ARS were not impaired as of June 30, 2008.  Consequently, we reversed $286 in pretax temporary impairment ($184 net of tax) that we had recorded during our second quarter of fiscal 2008.

At June 30, 2008, we have classified four of our five ARS as short-term investments.  We assessed the probability of a successful auction or the refinancing of the underlying debt by the issuer for each security owned as of June 30, 2008 to determine which securities could likely be monetized within the next operating cycle (which for us is generally one year).  This assessment was based on the current credit rating of the issuers of the securities as well as the success we had in monetizing ARS at par value through successful auctions or debt refinancing during our third fiscal quarter.  See Notes 5 and 10 and the “Risk Factors” set forth in Part II, Item 1A in this Form 10-Q for more information on the ARS.  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if underlying municipalities are unable to pay debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the short term and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

3. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2008	2007

Raw materials	$19,157	$18,011
Work in process	5,775	1,735
Finished goods	21,285	17,520
Total	$46,217	$37,266

The increase in inventory from September 30, 2007 is primarily due to building raw material and finished goods inventory for our emerging polishing pad business as well as a general increase in slurry inventory based on the higher level of sales we have experienced in the first nine months of fiscal 2008.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $7,069 as of June 30, 2008, and September 30, 2007.

The components of other intangible assets are as follows:

	June 30, 2008		September 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$5,380	$1,076	$5,380	$673
Acquired patents and licenses	8,000	4,177	8,000	2,560
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	1,457	1,385	1,457	1,245

Total other intangible assets subject to amortization	17,387	9,188	17,387	7,028

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$18,577	$9,188	$18,577	$7,028

*       Total other intangible assets not subject to amortization primarily consist of trade names.

Amortization expense was $720 and $2,160 for the three and nine months ended June 30, 2008, respectively.  Amortization expense was $720 and $2,085 for the three and nine months ended June 30, 2007, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated amortization expense
Remainder of 2008	$678
2009	1,663
2010	854
2011	847
2012	847

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

5. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30,	September 30,
	2008	2007

Long-term investments	$3,216	$-
Other long-term assets	863	617
Total	$4,079	$617

We continue to classify one of the ARS that we own as of June 30, 2008 in other long-term assets.  Although the underlying security was investment grade when purchased, its credit rating declined during our second fiscal quarter ended March 31, 2008.  The security is credit enhanced with bond insurance to a AAA rating and all interest payments have been received on a timely basis.  Although we believe this security will ultimately be collected in full, we believe it is not likely that we will be able to monetize the security in our next business operating cycle.  We performed a fair value assessment including a discounted cash flow analysis to calculate the fair value of this security and determined that the security at June 30, 2008 continued to be temporarily impaired.  We maintain a $234 pretax reduction ($151 net of tax) in fair value on this security that we established during the quarter ended March 31, 2008.  We assessed this decline in fair value to be temporary based on our current cash position, our cash flow, our unused debt capacity, the nature of the underlying debt, the presence of AAA-rated insurance, our expectation that the issuer may refinance due to higher default interest rates, the fact that all interest payments have been received and our intention and ability to hold the security until the value recovers, which may be at maturity.

6. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	June 30,	September 30,
	2008	2007

Accrued compensation	$13,750	$13,965
Goods and services received, not yet invoiced	2,616	2,365
Warranty accrual	497	527
Taxes, other than income taxes	1,092	911
Other	2,535	1,870
Total	$20,490	$19,638

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

7. CONTINGENCIES

While we are not involved in any legal proceedings that we currently believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the recently issued Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and we intend to pursue and defend them vigorously.

Refer to Note 15 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  The changes to our warranty reserve during our first nine months of fiscal 2008, as shown below, represent the net change required to maintain an appropriate reserve.

Balance as of September 30, 2007	$527
Additions	13
Deductions	(43)
Balance as of June 30, 2008	$497

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

We record share-based compensation expense for all of our share-based awards including stock options, restricted stock, restricted stock units and employee stock purchases.  We use the Black-Scholes model to value our stock options and employee stock purchases.  A number of the inputs in the Black-Scholes model are highly subjective, including the price volatility of the underlying stock and the expected term of our stock options.  We estimate the expected volatility of our stock based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using the simplified method as discussed in Topic 14 of the Staff Accounting Bulletin Series, “Share-Based Payment”, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who will meet the definition of retirement pursuant to their grants during the contractual term.  The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of grant.  Share-based compensation expense related to stock option grants, restricted stock and restricted stock unit awards is recorded net of expected forfeitures.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.

Share-based compensation expense under SFAS 123R for the three and nine months ended June 30, 2008, and 2007, was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of goods sold	$302	$193	$827	$576
Research, development and technical	306	272	908	843
Selling and marketing	383	329	1,116	959
General and administrative	2,909	2,438	8,488	7,111
Total share-based compensation expense	3,900	3,232	11,339	9,489
Tax benefit	1,389	1,155	4,039	3,390
Total share-based compensation expense, net of tax	$2,511	$2,077	$7,300	$6,099

For additional information regarding the estimation of fair value, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income	$996	$1,509	$4,513	$4,300
Interest expense	(97)	(112)	(303)	(369)
Other income (expense)	340	(1,545)	353	(1,645)
Total other income (expense), net	$1,239	$(148)	$4,563	$2,286

Other expense in the third quarter of fiscal 2007 included $2,052 for the impairment of our investment in NanoProducts Corporation (NPC).  This investment was written off in full during the fiscal quarter ended June 30, 2007.

10. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$9,980	$10,061	$30,121	$23,677
Other comprehensive income:
Net unrealized gain on derivative instruments	9	9	27	27
Foreign currency translation adjustment	(2,754)	(2,147)	2,608	(1,786)
Unrealized gain (loss) on investments	184	-	(151)	-
Minimum pension liability adjustment	5	-	14	-
Total comprehensive income	$7,424	$7,923	$32,619	$21,918

As discussed in Notes 2 and 5 of this Form 10-Q, based upon our assessment of the current limited liquidity in the ARS market and results of our discounted cash flow analysis, we determined that one of our ARS was temporarily impaired as of June 30, 2008.  We recorded a $520 pretax reduction in the fair value of our ARS during the fiscal quarter ended March 31, 2008 reflecting the temporary impairment of ARS we owned at that time.  During the quarter ended June 30, 2008, we successfully monetized eight ARS at par value as some of the underlying municipalities refinanced their debt and some auctions were successfully completed.  Consequently, we determined that a temporary impairment was only necessary for one of our ARS as of June 30, 2008, the credit rating for which was downgraded during the quarter ended March 31, 2008, and we reversed $286 of our pretax reduction ($184 net of tax) in accumulated other comprehensive income to reflect the adjustment to the current temporary impairment of $234 pretax ($151 net of tax) in the fair value of these investments (par value of $20,550).

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. INCOME TAXES

Our effective income tax rate was 29.2% and 31.1% for the three and nine months ended June 30, 2008 compared to 30.3% for both the three and nine months ended June 30, 2007.  The decrease in the effective rate during the third quarter was primarily due to the recognition of a previously uncertain tax position discussed below.  The increase in the effective tax rate for the nine months ended June 30, 2008 was primarily due to a reduction in research and experimentation credits and a reduction in our tax exempt interest income earned.

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

The total amount of gross unrecognized tax benefits as of October 1, 2007, the date of adoption of FIN 48, was $464.  We recognize interest and penalties related to uncertain tax positions as income tax expense in our financial statements.  The gross amount of interest and penalties accrued at the date of adoption was $45.  During the fiscal quarter ended June 30, 2008, we reduced our FIN 48 liability for unrecognized tax benefits by $219 as the federal statute of limitations relating to our fiscal 2004 tax return had expired, which had a favorable impact on our effective tax rate.  There have been no material changes to the interest and penalties accrued during the nine months ended June 30, 2008.

We believe the tax periods open to examination by the U.S. federal government include fiscal years 2005 through 2007.  We believe the tax periods open to examination by U.S. state and local governments include fiscal years 2003 through 2007 and the tax periods open to examination by foreign jurisdictions include fiscal years 2001 through 2007.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

12. EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Earnings available to common shares	$9,980	$10,061	$30,121	$23,677

Denominator:
Weighted average common shares	23,131,800	23,662,330	23,411,038	23,736,727
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	30,890	24,311	29,488	4,375
Diluted weighted average common shares	23,162,690	23,686,641	23,440,526	23,741,102
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.43	$0.43	$1.29	$1.00

Diluted	$0.43	$0.42	$1.28	$1.00

For the three months ended June 30, 2008 and 2007, approximately 2.8 million and 3.1 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the nine months ended June 30, 2008 and 2007, approximately 2.7 million and 3.1 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

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

In March 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”).  The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  We do not believe the adoption of this pronouncement will have a material impact on our results of operations, financial position or cash flows.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth and trends; growth of the markets in which the Company participates; international events; product performance; the generation, protection and acquisition of intellectual property, and litigation and the outcome of litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; uses and investment of the Company’s cash balance; the construction of new or refurbishment of existing facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2007, including the consolidated financial statements and related notes thereto.

THIRD QUARTER OF FISCAL 2008 OVERVIEW

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

Revenue for our third quarter of fiscal 2008 was $97.0 million, which represented an increase of 2.7%, or $2.6 million, from the previous fiscal quarter and an increase of 9.0%, or $8.0 million, from the third quarter of fiscal 2007.  The increases from both the prior quarter and the year ago quarter primarily reflect continued solid demand for our CMP slurry products for copper, tungsten and dielectric applications, as well as continued growth in our polishing pad business.  Our revenue for CMP consumables is driven by wafer starts, and wafer starts have continued to grow, despite the uncertain global economic environment.  The increase in revenue from pad products was 38.1% from the previous fiscal quarter.  The increase in revenue from these CMP consumable products was partially offset by lower revenue from our ESF products and our CMP slurries for data storage applications.  Our ESF revenue is derived primarily from equipment sales and may vary significantly from quarter-to-quarter.

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

Gross profit expressed as a percentage of revenue for our third quarter of fiscal 2008 was 46.8% and increased from the 44.7% in the previous fiscal quarter primarily due to a favorable product mix and improved manufacturing yields in our polishing pad business, partially offset by lower utilization of our manufacturing capacity.  Gross profit decreased from the 47.7% of revenue we reported in the third quarter of fiscal 2007 primarily due to higher fixed manufacturing costs associated with our pad business, lower slurry and pad manufacturing yields, and the effect of foreign exchange rate changes, partially offset by a favorable product mix.  During our third fiscal quarter, we made enhancements to our pad manufacturing process through our Six Sigma efforts and we expect continued improvement over the next several fiscal quarters.  However, we expect manufacturing yields in our pad business will continue to fluctuate as we optimize our manufacturing process.  Gross profit was 46.5% on a year-to-date basis and we continue to expect our gross profit as a percentage of revenue to be in the range of 46% to 48% for the full fiscal year 2008.  We may experience quarterly gross profit above or below our annual guidance range due to a number of factors, including fluctuations in our product mix and the extent to which we utilize our manufacturing capacity.

Operating expenses were $32.5 million in our third quarter of fiscal 2008, compared to $32.2 million in the previous fiscal quarter and $27.9 million in the third quarter of fiscal 2007.  Total operating expenses this quarter were consistent with our most recent guidance, but exceeded the year ago quarter primarily due to higher staffing related costs and professional fees, including fees related to the enforcement of our intellectual property.  We expect operating expenses in the fourth quarter of fiscal 2008 will continue to be at a level consistent with our second and third quarters of fiscal 2008.

As a result of the factors discussed above, diluted earnings per share for our third fiscal quarter were $0.43, an increase from the $0.34 per share reported in the previous fiscal quarter and a slight increase from the $0.42 per share reported in the same quarter of fiscal 2007.  The comparison to the prior year reflects higher revenue this quarter and the absence of a $2.1 million dollar pre-tax ($1.3 million net of tax) write-off of our investment in NanoProducts Corporation (NPC) that was recorded in the third quarter of fiscal 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2007.  We believe there have been no material changes in our critical accounting estimates during the first nine months of fiscal 2008, except for the following items.

As discussed in Notes 2, 5 and 10 of the Notes to the Consolidated Financial Statements, we have recorded a temporary impairment of $0.2 million, net of tax, in the value of one of our auction rate securities (ARS) in other comprehensive income and we have classified $3.2 million of ARS in other long-term assets on our Consolidated Balance Sheet as of June 30, 2008.  The calculation of fair value and the balance sheet classification for our ARS requires critical judgments and estimates by management including an appropriate discount rate and the probability that a security may be monetized through a future successful auction or refinancing of the underlying debt.  We performed a discounted cash flow analysis using a discount rate based on a market index comprised of tax exempt variable rate demand obligations, and we applied a risk factor to reflect current liquidity issues in the ARS market.  We then assigned probabilities of holding each security for less than or equal to one year, five years, and to maturity to calculate a fair value for each security.  We also considered that we successfully monetized at par value eight of the 13 ARS we owned as of March 31, 2008 as some of the underlying municipalities refinanced their debt and some auctions were successfully completed .  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if underlying municipalities are unable to pay debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize our remaining securities in the short term and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

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

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008, VERSUS THREE MONTHS ENDED JUNE 30, 2007

REVENUE

Revenue was $97.0 million for the three months ended June 30, 2008, which represented a 9.0%, or $8.0 million, increase from the three months ended June 30, 2007.  Of this increase, $3.1 million was due to increased sales volume, $2.9 million was due to a higher weighted average selling price, primarily resulting from a higher-priced product mix, and $1.9 million was due to the effect of foreign exchange rate changes.  We believe the increase in revenue continues to reflect solid demand for our CMP slurry products for copper, tungsten and dielectric applications, as well as continued growth in our polishing pad business.  However, our ESF revenue in the quarter declined from the prior year quarter as did slurry revenue from data storage applications.  The majority of our ESF revenue represents sales of equipment which can vary significantly from quarter-to-quarter.

COST OF GOODS SOLD

Total cost of goods sold was $51.6 million for the three months ended June 30, 2008, which represented an increase of 10.9%, or $5.1 million, from the three months ended June 30, 2007.  Of this increase, $3.2 million was due to increased fixed manufacturing costs primarily associated with our pad business, $1.9 million was due to lower manufacturing yields in our slurry and polishing pad businesses, $1.9 million was due to the effect of foreign exchange rate changes and $1.6 million was due to increased sales volume.  These increases were partially offset by a $2.7 million benefit of a lower-cost product mix and a $1.0 million benefit of higher utilization of our manufacturing capacity on the higher level of sales.  We have made improvements in our pad manufacturing process this quarter through our Six Sigma initiatives, and we expect to continue to optimize our process in the coming fiscal quarters.  However, our pad operations are not yet running at steady-state conditions, so we may see quarterly fluctuations in yields during this period.

We also completed the closing of our smallest slurry manufacturing facility located in Barry, Wales during our third fiscal quarter.  We believe this action will improve our operational efficiency and competitiveness in the cost-sensitive environment in which we operate.  The closing of this plant did not have any material effect on our results of operations, financial position or cash flows.

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

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties.  Future arrangements may result in costs which are different from those in the existing agreements.  In addition, rising energy costs and general inflation may also impact the cost of raw materials, packaging, freight and labor costs.  We also expect to continue to invest in our operations excellence initiative to improve product quality, reduce variability and improve product yields in our manufacturing process.

Index

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.8% for the three months ended June 30, 2008, as compared to 47.7% for the three months ended June 30, 2007.  The decrease was primarily due to higher fixed manufacturing costs primarily associated with our pad business, and lower manufacturing yields in our slurry and pad businesses, partially offset by a favorable product mix and increased capacity utilization on the increased level of sales.  We expect our gross profit as a percentage of revenue to be in the range of 46% to 48% for full fiscal year 2008.  Quarterly gross profit may be above or below this range due to fluctuations in our product mix, the extent to which we utilize our manufacturing capacity or other factors.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $12.7 million for the three months ended June 30, 2008, which represented an increase of 5.8%, or $0.7 million, from the three months ended June 30, 2007.  The increase was primarily related to a $1.0 million increase in staffing related costs and $0.2 million in increased depreciation and amortization partially offset by a decrease of $0.5 million in clean room materials and laboratory supplies.

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

SELLING AND MARKETING

Selling and marketing expenses of $7.2 million for the three months ended June 30, 2008, were 10.9%, or $0.7 million, higher than the three months ended June 30, 2007.  The increase was primarily due to a $0.2 million increase in staffing related costs, a $0.2 million increase in travel related costs and a $0.2 million increase in professional fees.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $12.6 million for the three months ended June 30, 2008, which represented an increase of 34.7%, or $3.3 million, from the three months ended June 30, 2007.  The increase resulted primarily from $1.4 million in higher professional fees, including costs to enforce our intellectual property, $1.2 million in higher staffing related costs, including our annual cash bonus program and share-based compensation, a $0.3 million increase in technology related costs and a $0.2 million increase in travel related costs.  Total operating expenses in our fourth quarter of fiscal 2008 are expected to be consistent with the level of expense incurred during our second and third quarters of fiscal 2008.  See Note 7 of the Notes to the Consolidated Financial Statements and Item 1 of Part II entitled “Legal Proceedings” for more information on the enforcement of our intellectual property.

Index

OTHER INCOME (EXPENSE), NET

Other income was $1.2 million for the three months ended June 30, 2008, compared to $0.1 million other expense in the three months ended June 30, 2007.  The increase in other income was primarily due to the absence of a $2.1 million pre-tax impairment we recorded in the third quarter of fiscal 2007 on our investment in NanoProducts Corporation (NPC) partially offset by a $0.5 million decrease in interest income as we monetized the majority of our short-term investments in ARS during fiscal 2008 and moved our funds into money market investments which earn interest at lower rates.  See Note 2 of the Notes to the Consolidated Financial Statements for more information on our short-term investments.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 29.2% for the three months ended June 30, 2008 compared to 30.3% for the three months ended June 30, 2007.  The decrease was primarily due to the recognition of a previously uncertain tax position due to the expiration of the statute of limitations on our fiscal 2004 tax return.

NET INCOME

Net income was $10.0 million for the three months ended June 30, 2008, which represented a decrease of 0.8%, or $0.1 million, from the three months ended June 30, 2007, as a result of the factors discussed above.

NINE MONTHS ENDED JUNE 30, 2008, VERSUS NINE MONTHS ENDED JUNE 30, 2007

REVENUE

Revenue was $284.9 million for the nine months ended June 30, 2008, which represented a 15.0%, or $37.1 million, increase from the nine months ended June 30, 2007.  Of this increase, $24.7 million was due to increased sales volume including increased contribution from our polishing pad business, $9.3 million was due to a higher weighted average selling price for our slurry products, primarily resulting from a higher-priced product mix, and $3.4 million was due to the effect of foreign exchange rate changes.  We believe the increase in revenue continues to reflect solid demand for our CMP slurry products for copper, tungsten and dielectric applications, as well as continued growth in our polishing pad business, despite the uncertain global economic environment.

COST OF GOODS SOLD

Total cost of goods sold was $152.5 million for the nine months ended June 30, 2008, which represented an increase of 15.3%, or $20.2 million, from the nine months ended June 30, 2007.  Of this increase, $13.2 million was due to increased sales volume, $7.7 million was due to increased fixed manufacturing costs, $4.9 million was due to lower manufacturing yields, particularly in our pad business, $3.9 million was due to the effects of foreign exchange rate changes, and $3.0 million was due to certain other manufacturing variances.  These increases were partially offset by a $7.8 million benefit of higher utilization of our manufacturing capacity on the higher level of sales and by a $4.7 million benefit of a lower-cost product mix.

Index

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.5% for the nine months ended June 30, 2008, as compared to 46.6% for the nine months ended June 30, 2007.  The slight decrease was primarily due to higher fixed production costs primarily associated with our pad business, lower-than-optimal manufacturing yields in our pad business and higher manufacturing variances partially offset by a favorable product mix and higher utilization of our manufacturing capacity on the higher level of sales.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $36.6 million for the nine months ended June 30, 2008, which represented a decrease of 3.1%, or $1.2 million, from the nine months ended June 30, 2007.  The decrease was primarily related to $1.6 million in lower clean room materials and laboratory supplies partially offset by $0.9 million in higher staffing related costs.

SELLING AND MARKETING

Selling and marketing expenses of $20.4 million for the nine months ended June 30, 2008, were 14.5%, or $2.6 million, higher than the nine months ended June 30, 2007.  The increase was primarily due to $1.0 million in higher staffing related costs, $0.6 million in increased professional fees, $0.3 million in higher travel related costs, and $0.2 million in higher depreciation expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $36.3 million for the nine months ended June 30, 2008, which represented an increase of 28.2%, or $8.0 million, from the nine months ended June 30, 2007.  The increase resulted primarily from $4.8 million in higher professional fees, including costs to enforce our intellectual property, and $3.1 million in higher staffing related costs.  See Note 7 of the Notes to the Consolidated Financial Statements and Item 1 of Part II entitled “Legal Proceedings” for more information on the enforcement of our intellectual property.

OTHER INCOME (EXPENSE), NET

Other income was $4.6 million for the nine months ended June 30, 2008, compared to $2.3 million in the nine months ended June 30, 2007.  The increase in other income was primarily due to the absence of a $2.1 million pre-tax impairment of our investment in NPC which we recorded in the third quarter of fiscal 2007.

PROVISION FOR INCOME TAXES

Our effective income tax rate of 31.1% for the nine months ended June 30, 2008 compared to 30.3% for the nine months ended June 30, 2007.  The increase was primarily due to the reduction in research and experimentation credits and the absence of a benefit for foreign trade income in fiscal 2008, partially offset by the recognition of a previously uncertain tax position due to the expiration of the statute of limitations on our fiscal 2004 tax return.

NET INCOME

Net income was $30.1 million for the nine months ended June 30, 2008, which represented an increase of 27.2%, or $6.4 million, from the nine months ended June 30, 2007, as a result of the factors discussed above.

Index

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $42.7 million in the first nine months of fiscal 2008, and $38.4 million in the first nine months of fiscal 2007.  Our cash provided by operating activities in the first nine months of fiscal 2008 originated from $55.4 million of net income adjusted for non-cash items, partially offset by a $12.7 million decrease in cash flow due to a net increase in working capital.  The increase in cash from operations was primarily due to increased net income in fiscal 2008 partially offset by of a larger increase in working capital as compared to the first nine months of fiscal 2007.  The larger working capital increase in fiscal 2008 was primarily due to increased inventory levels partially offset by improved accounts receivable collections and the timing of accrued liability and income tax payments.

In the first nine months of fiscal 2008, cash flows provided by investing activities were $121.9 million.  We had net sales of short-term investments of $137.4 million as we monetized the majority of our ARS during fiscal 2008 (as discussed below).  This cash inflow was partially offset by $15.5 million in cash used for purchases of property, plant and equipment primarily for the purchase and installation of a 300-millimeter polishing tool and related metrology equipment for our Asia Pacific technology center and building improvements and equipment to increase our pad production capabilities.  In the first nine months of fiscal 2007, cash flows used in investing activities were $33.9 million, of which $23.5 million was used for net purchases of short-term investments.  Purchases of property, plant and equipment of $7.6 million were made primarily for the expansion of our pad manufacturing capabilities and QED expansion projects, and $3.0 million was used to acquire a license of patents.

In the first nine months of fiscal 2008, cash flows used in financing activities were $33.3 million, primarily as a result of $34.0 million in repurchases of common stock under our share repurchase programs.  In the first nine months of fiscal 2007, cash flows used in financing activities were $9.6 million, including $10.0 million in repurchases of common stock under our share repurchase program.  During the first quarter of fiscal 2008, we completed a share repurchase program that was authorized by our Board of Directors in October 2005 for up to $40.0 million.  In January 2008, the Board of Directors authorized a new share repurchase program for up to $75.0 million of our outstanding common stock; $10.0 million of share repurchases were made in each of the second and third quarters of fiscal 2008 under this new share repurchase program.  Share repurchases will continue to be made from time-to-time, depending on market conditions, at management’s discretion.  The new program is expected to be funded from our available cash balance.  We view this program as a flexible and effective means to return cash to stockholders.

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

At June 30, 2008, we owned five ARS with an estimated fair value of $20.3 million ($20.5 million par value) of which $17.1 million was classified as short-term investments and $3.2 million was classified as other long-term assets on our Consolidated Balance Sheet.  Our ARS investments at June 30, 2008 consisted of tax exempt municipal debt obligations; we currently do not own any mortgage-backed, collateralized debt obligations, or obligations secured by student loans.  We experienced our first failed auction in February 2008, and since that time the auctions of five of our ARS have continued to fail. However, we were able to successfully monetize eight ARS at par value during the quarter ended June 30, 2008 as some of the underlying municipalities refinanced their debt and some auctions were successfully completed, and we have successfully monetized at par value an additional $5.0 million in July 2008.  Despite the failed auctions, there have been no defaults on the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  As discussed in Notes 2, 5 and 10 in the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Form 10-Q, we recorded a $0.2 million pretax and net of tax reduction in stockholders’ equity in accumulated other comprehensive income to reflect a temporary decline in fair value.  Based on our $186.8 million cash balance as of June 30, 2008, our positive cash flow and our available debt capacity, we do not have any immediate needs for additional liquidity and we currently do not plan to enter any secondary ARS market to monetize our investments.  We continue to believe that all but one of our ARS will be monetized within the next operating cycle (which for us is generally one year) as municipal bond issuers will be motivated to refinance their debt due to higher default interest rates being paid as auctions fail.

Index

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2008, and September 30, 2007, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$3.9	$1.1	$2.5	$0.3	$-
Operating leases	2.2	1.3	0.9	-	-
Purchase obligations	45.4	39.2	5.6	0.6	-
Other long-term liabilities	2.4	-	-	-	2.4
Total contractual obligations	$53.9	$41.6	$9.0	$0.9	$2.4

We operate under a fumed silica supply agreement with Cabot Corporation under which we generally are obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products and to pay for the shortfall if we purchase less than that amount.  This agreement had an initial six-year term, which was to expire in December 2009.  In April 2008, we amended this agreement to extend the termination date to December 2012 and also change the pricing and some other non-material terms of the agreement to the benefit of both parties.  The agreement will automatically renew unless either party gives certain notice of non-renewal.  We currently anticipate meeting minimum forecasted purchase volume requirements.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $26.8 million of contractual commitments for fumed silica and fumed alumina under these contracts.

Our contractual obligations at September 30, 2007 included $2.0 million in contingent payments related to our acquisition of substantially all of the assets of QED Technologies, Inc. (QED) in July 2006.  The QED business has not met the revenue performance required to earn this $2.0 million payout.  Consequently, we no longer have any contractual obligation related to this acquisition.

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

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of June 30, 2008, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At June 30, 2008, we owned auction rate securities (ARS) with an estimated fair value of $20.3 million ($20.5 million par value) of which $17.1 million was classified as short-term investments and $3.2 million was classified as other long-term assets on our Consolidated Balance Sheet.

In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.  Historically, these periodic auctions have provided a liquid market for these securities.  General uncertainties in the global credit markets caused widespread ARS auction failures as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected.

In March 2008, we recorded a $0.5 million pre-tax reduction ($0.3 million net of tax) in stockholders’ equity in accumulated other comprehensive income to reflect a decline in fair value of our ARS which we believed was temporary.  We have reduced this temporary impairment to $0.2 million pre-tax ($0.2 million net of tax) at June 30, 2008 as we successfully monetized eight ARS at par value during the fiscal quarter ended June 30, 2008.  We believe that we will be able to monetize the remaining five securities at par, either through successful auctions, refinancing of the underlying debt by the issuers, or holding the securities to maturity.  However, if auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if the underlying municipalities are unable to pay debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the short term and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.  See Notes 2, 5 and 10 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for more information.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the recently issued Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and we intend to pursue and defend them vigorously.

ITEM 1A. RISK FACTORS

As of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we added a description of risks related to our investment in auction rate securities (ARS) as a result of the factors discussed in Notes 2, 5 and 10 of the Notes to the Consolidated Financial Statements in that and this Form 10-Q.  Other than this addition, we do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN CMP CONSUMPTION

Our business is substantially dependent on a single class of products, CMP slurries, which historically has accounted for almost all of our revenue.  We are also developing our business in CMP pads.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership of materials consumed in their manufacturing processes, including CMP slurries and pads.  We expect these technological changes and advances, and this drive toward lower costs, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers’ efforts to reduce consumption of CMP slurries and pads, could render our products less important to the IC device manufacturing process.

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

During the nine months ended June 30, 2008 and 2007, our five largest customers accounted for approximately 44% and 42%, respectively, of our revenue.  Taiwan Semiconductor Manufacturing Company was our largest customer during each of these periods, accounting for approximately 17% of our revenue.

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

Index

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 79% and 81% of our revenue was generated by sales to customers outside of the United States for the fiscal year ended September 30, 2007, and the nine months ended June 30, 2008, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas for CMP products that are proprietary in nature and differentiate our products from those of competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the current litigation between us and DA Nano described in “Legal Proceedings” in this Form 10-Q, could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

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

Index

WE MAY NOT BE ABLE TO MONETIZE OUR INVESTMENTS IN AUCTION RATE SECURITIES IN THE SHORT TERM AND WE COULD EXPERIENCE A DECLINE IN THEIR MARKET VALUE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

General uncertainties in the global credit markets have caused widespread ARS auction failures as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  The widespread auction failures adversely affected the short-term liquidity of these investments.  We began to experience failed auctions in February 2008, and since that time the auctions of five of our ARS have continued to fail.  We owned ARS with an estimated fair value of $20.3 million ($20.5 million par value) at June 30, 2008.  We classified $17.1 million of fair value as Short-Term Investments and $3.2 million as Other Long-Term Assets on our Consolidated Balance Sheet as of June 30, 2008.   Although eight of 13 of our ARS were successfully monetized during our third fiscal quarter, if auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if underlying municipalities are unable to pay debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the short term.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2008	47,000	$34.25	47,000	$63,392
May 1 through May 31, 2008	231,639	$36.22	231,639	$55,003
Jun. 1 through Jun. 30, 2008	--	$ --	--	$55,003
Total	278,639	$35.88	278,639	$55,003

In October 2005, we announced that our Board of Directors had authorized a share repurchase program for up to $40.0 million of our outstanding common stock.   We completed this share purchase authorization during the quarter ended December 31, 2007.  In January 2008, we announced that the Board of Directors had authorized a new share repurchase program for up to $75.0 million of our outstanding common stock.  The shares repurchased during our second and third fiscal quarters were repurchased under this new program.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.   The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  We view the program as a flexible and effective means to return cash to stockholders.

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description

10.50	Amendment No. 2 to Fumed Silica Supply Agreement, between Cabot Microelectronics Corporation and Cabot Corporation. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This Exhibit has been filed separately with the Securities and Exchange Commission pursuant to the submission of a confidential treatment request.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: August 8, 2008	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 8, 2008	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]