Form 10-K
period 2008-09-30
CABOT MICROELECTRONICS CORP
filed 2008-11-25
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008
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

The aggregate market value of the registrant’s Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2008, as reported by the NASDAQ Global Select Market, was approximately $745,993,700.  For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

As of October 31, 2008, the Company had 23,223,147 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 3, 2009, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

This Form 10-K includes statements that constitute “forward-looking statements” within the meaning of federal securities regulations.  For more detail regarding “forward-looking statements” see Item 7 of Part II of this Form 10-K.

CABOT MICROELECTRONICS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

PART I

ITEM 1.  BUSINESS

OUR COMPANY

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our''), which was incorporated in the state of Delaware in 1999, is the leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.

We currently operate predominantly in one industry segment – the development, manufacture and sale of CMP consumables.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.

In addition to strengthening and growing our core CMP business, through our Engineered Surface Finishes (ESF) business we seek to leverage our expertise in CMP formulation, materials and polishing techniques for the semiconductor industry to address other demanding market applications requiring nanoscale control of surface shape and finish, and gain access to a variety of markets that we do not currently serve.  We are pursuing a number of surface modification applications in which we believe our technical ability to shape, enable and enhance the performance of surfaces at an atomic level can add value to our customers.

CMP PROCESS WITHIN IC DEVICE MANUFACTURING

The multi-step manufacturing process for IC devices is referred to as a “wafer start”, and typically begins with a circular wafer of pure silicon.  A large number of identical IC devices, or dies, are manufactured on each wafer at the same time.  The first steps in the manufacturing process build transistors and other electronic components on the silicon wafer.  These are isolated from each other using a layer of insulating material, most often silicon dioxide, to prevent electrical signals from bridging from one transistor to another.  These components are then wired together using conducting materials such as aluminum or copper in a particular sequence to produce a functional IC device with specific characteristics.  When the conducting wiring on one layer of the IC device is completed, another layer of insulating material is added.  The process of alternating insulating and conducting layers is repeated until the desired wiring within the IC device is achieved.  At the end of the process, the wafer is cut into the individual dies, which are then packaged to form individual chips.

Demand for CMP products for IC devices is primarily based on the number of wafer starts by semiconductor manufacturers and the complexity of the IC devices.  To enhance the performance of IC devices, IC device manufacturers have progressively increased the number and density of electronic components and wiring in each IC device.  As a result, the number of wires and the number of discrete wiring layers have increased.  As the complexity of the IC devices increases, the demand for CMP products also increases.  As semiconductor technology has advanced and performance requirements of IC devices have increased, the percentage of IC devices that utilize CMP in the manufacturing process has increased steadily over time.  We believe that CMP is used in the majority of all IC devices made today, and we expect that the use of CMP will continue to increase in the future.

In the CMP polishing process, CMP consumables are used to level, smooth and remove excess material from the surfaces of the layers of IC devices via a combination of chemical reactions and mechanical abrasion, leaving minimal residue or defects on the surface, and leaving only the material necessary for circuit integrity.  CMP slurries are liquid solutions generally composed of high-purity deionized water and a proprietary mix of chemical additives and engineered abrasives that chemically and mechanically interact with the surface material of the IC device at an atomic level.  CMP pads are engineered polymeric materials designed to distribute and transport the slurry to the surface of the wafer and distribute it evenly across the wafer.  During the CMP process the wafer is typically held on a rotating carrier, which is pressed down against a rotating polishing table and spun in a circular motion.  The portion of the table that comes in contact with the wafer is covered by a textured polishing pad.  A CMP slurry is continuously applied to the polishing pad to facilitate and enhance the polishing process.  Hard disk drive manufacturers use similar processes to smooth the surface of substrate disks before depositing magnetic media onto the disk.

An effective CMP process is achieved through technical optimization of the CMP consumables in conjunction with an appropriately designed CMP process.  Prior to introducing new or different CMP slurries or pads into its manufacturing process, an IC device manufacturer generally requires the product to be qualified in its processes through an extensive series of tests and evaluations.  These qualifications are intended to ensure that the CMP consumable product will function properly within the customer’s overall manufacturing process.  These tests may require minor changes to the CMP process or the CMP slurry or pad.  While this qualification process varies depending on numerous factors, it is generally quite costly and may take six months or longer to complete.  IC device manufacturers usually take into account the cost, time required and impact on production when they consider implementing or switching to a new CMP slurry or pad.

CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with a greater density of transistors and other electronic components than is possible without CMP.  By enabling IC device manufacturers to make smaller IC devices, CMP also allows them to increase the number of IC devices that fit on a wafer.  This increase in the number of IC devices per wafer in turn increases the throughput, or the number of IC devices that can be manufactured in a given time period, and thereby reduces the cost per device.  CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield.  Improvements in throughput and yield reduce an IC device manufacturer's unit production costs, and reducing costs is one of the highest priorities of a semiconductor manufacturer as the return on its significant investment in manufacturing capacity can be enhanced by lower unit costs.  More broadly, sustained growth in the semiconductor industry traditionally has been fueled by lower unit costs, making IC devices more affordable in an expanding range of applications.

PRECISION POLISHING

Through our ESF business, we are applying our technical expertise in CMP consumables and polishing techniques developed for the semiconductor industry to demanding applications in other industries where shaping, enabling and enhancing the performance of surfaces is critical to success.  We believe we can deliver improvements in production efficiencies, figure precision and surface finish for a variety of difficult-to-polish materials.

In addition, many of the production processes currently used in precision machining and polishing have been based on traditional, labor-intensive techniques, which are being replaced by computer-controlled, deterministic processes.  Our fiscal 2006 acquisition of QED Technologies, Inc. (QED) allowed  us to become a leading provider of deterministic finishing technology for the precision optics industry.  We believe precision optics are pervasive, serving several existing large and growing markets such as semiconductor equipment, aerospace, defense, security and telecommunications, and also offer growth potential in new applications.

OUR PRODUCTS

CMP CONSUMABLES FOR IC DEVICES

We develop, produce and sell CMP slurries for a wide range of polishing applications of materials that conduct electrical signals, including tungsten, copper and tantalum (commonly referred to as “copper barrier” or “barrier”).  Slurries for polishing tungsten are used heavily in the production of memory devices and older generation logic devices such as for MP3 players, cellphones, gaming devices and digital video recorders.  Our next generation slurries for tungsten polishing are designed to be tunable, such that customers have greater flexibility, improved performance and a reduced cost of ownership.  Our slurries for polishing copper and barrier materials are used primarily in the production of advanced IC logic devices such as microprocessors for computers, and devices for graphic systems, gaming systems and communication devices.  These products include different slurries for polishing the copper film and the thin barrier layer used to separate copper from the adjacent insulating material.  We offer multiple products for each technology node to enable different integration schemes depending on specific customer needs.

We also develop, manufacture and sell slurry products used to polish the dielectric insulating materials that separate conductive layers within logic and memory semiconductor chips.  Our core slurry products for these materials are used for a wide variety of high volume applications.  Our advanced dielectrics products are designed to be more customized than our core dielectrics products to meet the more stringent and complex performance requirements of specialized polishing applications at advanced technology nodes.

We develop, produce and sell CMP polishing pads, which are consumable materials that work in conjunction with CMP slurries in the CMP polishing process.  We believe that CMP polishing pads represent a natural adjacency to our CMP slurry business, since the technologies are closely related and utilize the same technical and sales infrastructure.  We believe our unique pad material and our continuous pad manufacturing process enable us to produce a pad with a longer pad life, greater consistency from pad-to-pad, and enhanced performance, resulting in lower cost of ownership for our customers.  We are producing and selling pads that can be used on a variety of polishing tools, over a broad range of applications including tungsten, copper and dielectrics, over a wide range of technology nodes, and on both 200mm and 300mm wafers.

CMP CONSUMABLES FOR THE DATA STORAGE INDUSTRY

We develop and produce CMP slurries for polishing the materials that coat rigid disks and magnetic heads used in hard disk drives for computer and other data storage applications, which represent an extension of our core CMP slurry technology and manufacturing capabilities established for the semiconductor industry.  We believe CMP significantly improves the surface finish of these coatings, resulting in greater storage capacity of the hard disk drive systems, and also improves the production efficiency of manufacturers of hard disk drives by helping them increase their throughput and yield.

PRECISION OPTICS PRODUCTS

Through our QED subsidiary, we design and produce precision polishing and metrology systems for advanced optic applications that allow customers to attain near-perfect shape and surface finish on a range of optical components such as mirrors, lenses and prisms.  Historically, advanced optics have been produced using labor-intensive artisan processes, and variability has been common.  QED has created an automated polishing system that enables rapid, deterministic and repeatable surface correction to the most demanding levels of precision in dramatically less time than with traditional means.  QED’s polishing systems use Magneto-Rheological Finishing (MRF), a proprietary surface figuring and finishing technology, which employs magnetic fluids and sophisticated computer technology to polish a variety of shapes and materials.

Fabrication of high quality, advanced optics is often hampered by the lack of accurate and affordable metrology.  For example, interferometers, metrology tools that measure the surface of an optic, traditionally are limited by the size and precision of the reference optic used.  QED’s Subaperture Stitching Interferometry (SSI) workstation enables the automatic capture of precise metrology data for large and/or strongly curved optical parts and gives the user a complete map of the optical surface.  The SSI workstation measures portions of large optical parts, and digitally “stitches” these portions together into a single complete surface map.  This map is needed to produce high precision optics to exacting tolerances.  QED’s SSI technology for Aspheres (SSI-A) is designed to extend the capability of the SSI platform to measure increasingly complex shapes.

STRATEGY

We believe our core competencies lie in our abilities to shape, enable and enhance the performance of surfaces at an atomic level, as well as to consistently and reliably deliver and support products around the world that meet our customers’ demanding specifications.  We continue to pursue two strategic goals intended to utilize these capabilities: 1) strengthen and grow our core CMP consumables business within the semiconductor and hard disk drive industries, and 2) leverage our expertise in CMP process and slurry formulation to expand our ESF business into new markets.

STRENGTHEN AND GROW OUR CORE CMP CONSUMABLES BUSINESS

As the leader in the CMP slurry industry, we intend to grow our core CMP consumables business through implementation of our three strategic initiatives – maintaining our technological leadership, achieving operations excellence and connecting with our customers.  We believe our strong financial performance and financial position allow us to fund growth opportunities in our core CMP consumables business through internally developed technologies as well as potential acquisitions of technologies and businesses.

Technology Leadership:  We believe that technology is vital to success in our CMP consumables business and we devote significant resources to research and development.  We continue to develop and produce new CMP products to address existing or new CMP applications.  We need to stay ahead of the rapid technological advances in the semiconductor and data storage industries in order to deliver a broad line of CMP consumables products that meet or exceed our customers' evolving needs.  We have established research and development facilities in the United States, Japan, Taiwan and Singapore in order to meet our customers’ technology needs on a global basis.

Operations Excellence:  Our customers demand increasing performance of our products in terms of product quality and consistency.  We strive to drive out variation in our products and processes in order to increase quality, productivity and efficiency, and improve the uniformity and consistency of performance of our CMP consumable products.  To support our operations excellence initiative, we have adopted the concepts of Six Sigma across our Company.  Six Sigma is a systematic, data-driven approach and methodology for improving quality by reducing variability.  We believe our Six Sigma initiatives have contributed to a cumulative 23% gain in productivity in our operations over the past four fiscal years.  We also have extended our Six Sigma initiative to include joint projects with customers and vendors.  We continue to make improvements to our supply chain to improve the quality and consistency of our products, processes and raw materials, as well as to expand our production capacity.

Connecting With Our Customers:  We believe that building close relationships with our customers is a key to achieving long-term success in our business.  We work closely with our customers to identify and develop new and better CMP consumables, to integrate our products into their manufacturing processes, and to assist them with supply, warehousing and inventory management.  Our customers demand a highly reliable supply source, and we believe we have a competitive advantage because of our ability to timely deliver high-quality products and service from the early stages of product development through the commercialized use of our products.  We have devoted significant resources to enhance our close customer relationships and we are committed to continuing this effort.  We strategically locate our research facilities, manufacturing operations and the related technical and customer support teams to be responsive to our customers’ needs.

The following are some examples of the successful execution of our strategic initiatives during fiscal 2008.

•
We significantly increased sales of our differentiated pad product in fiscal 2008 as sales increased to $15.1 million from $0.5 million in fiscal 2007.  We were also able to expand our pad customer base from eight customers at the beginning of the fiscal year to 15 by the end of the year.

•
We completed the installation of our new 300-millimeter polishing tool and related metrology equipment at our Asia Pacific technology center in Geino, Japan.  This equipment is being used in the development of next-generation products for copper, barrier and other applications as well as for customer demonstrations in the Asia Pacific region.

•	We entered into a long-term agreement with International Business Machine Corporation (IBM) to jointly develop CMP solutions for a variety of new applications and new materials.
•	We announced that we have signed an agreement to establish on-site pad finishing capability at one of our customer’s wafer fabrication facilities.

LEVERAGE OUR EXPERTISE INTO NEW MARKETS – ENGINEERED SURFACE FINISHES

In addition to strengthening and growing our core CMP business, we are expanding our Company through our ESF business.  We believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop an array of products for demanding polishing applications in other industries that are synergistic to our CMP consumables business.  One area of focus in our ESF business is on the electronic materials market, including the polishing of electronic substrates such as silicon and silicon-carbide wafers.

Similar to our core CMP business, our ESF business is technology driven.  For example, we believe our QED subsidiary is the technology leader in deterministic finishing for the precision optics industry.  In fiscal 2008, QED was awarded a prestigious “R&D 100 award” by R&D Magazine that was granted for QED’s development of its SSI-A system.  SSI-A is a precision metrology system that is capable of measuring complex optical surfaces, including those that are non-spherical.  Fiscal 2008 was the second consecutive year in which QED has been honored with an R&D 100 award.

QED has expanded its marketing efforts beyond its traditional emphasis on the largest precision optics producers to now also appeal to hundreds of smaller optics manufacturers throughout the world that continue to rely on traditional, manual artisan labor to produce optical components.  These marketing efforts translated into a number of shipments during fiscal 2008 that represented new customers for our QED business.  During fiscal 2008, we equipped our Asia Pacific technology center with QED capabilities to offer product demonstrations to our customers in this region.  These initiatives demonstrate our ability to serve our ESF customers on a global scale, much like we do in our CMP consumables business.

INDUSTRY TRENDS

SEMICONDUCTOR INDUSTRY

We believe the semiconductor industry has demonstrated several clear trends: semiconductor demand is increasingly driven by demand for consumer electronic devices that have a high memory content; there is constant pressure to reduce costs; the number of logic development centers continues to shrink as does the number of semiconductor manufacturers; and business is cyclical.

Consumer electronic devices now represent a strong driver for semiconductor demand, in addition to the traditional driver of personal computers.  Competition in the industry continues to grow as the complexity of devices increases, so customers look for suppliers who can provide innovative and cost-effective solutions.  As we enter fiscal 2009, demand in the semiconductor industry appears to be softening in conjunction with broad economic weakness in the global economy.  Recent analyst reports have forecasted that semiconductor foundries are expected to reduce their utilization rates by 20-30% and a number of memory manufacturers have announced that they will reduce production as well.  We believe, however, that growth in demand for consumer devices as well as continued growth in computing applications will be key growth drivers in the industry over the long term.

As the growth in consumer electronic devices continues, there is increased pressure on IC device manufacturers to reduce their costs since end users of consumer electronic devices are very price sensitive.  Manufacturers are seeking ways to optimize their production yield while minimizing their production costs.  One way they can control unit cost is by maximizing their production capacity, thereby spreading their fixed production costs over a large number of units.  Manufacturers also seek ways to improve their production yield through the use of CMP consumables products with improved product quality and performance.  Our customers also actively seek price reductions to lower their production costs.  This pressure on manufacturers to reduce costs has also led to an increase in the use of foundries where semiconductor companies can outsource some or all of their manufacturing and reduce their fixed costs.

Although cost control is critical, rapid advancement in technology increases the development and production costs of IC devices.  However, technology development can be cost-prohibitive to many manufacturers, so there has been a significant decline in the number of technology development centers in the industry, particularly logic chip design centers.  We believe that our customers are forming consortia and research and development alliances to better manage their development costs.  The number of semiconductor manufacturers has been declining as well, since the smaller manufacturers do not have the resources to compete with the large manufacturers on the global basis needed in today’s market.

The cyclical nature of the semiconductor industry is closely tied to the global economy.  In our fiscal year 2008, we saw a continued weakening of the U.S. and global economy, which now appears to be affecting end user demand for both logic and memory devices.  Semiconductor manufacturers now must pay closer attention to both the cost and volume of production of IC devices.  Although it is not possible to predict how long the current downturn will last, it will likely adversely affect our business well into fiscal 2009.  However, we believe that wafer starts will grow in the long term.

CMP CONSUMABLES INDUSTRY

Demand for CMP consumables is primarily driven by wafer starts, so the CMP consumables industry reflects the cyclicality of the semiconductor industry.  Our financial results for fiscal 2008 also demonstrated this cyclicality.  During the first three quarters of the fiscal year, our revenue grew to record levels as wafer starts in the semiconductor industry continued to grow.  However, we saw a downturn in our fourth quarter revenue as semiconductor unit production declined.  Although wafer starts may fluctuate in the short-term, we anticipate the worldwide market for CMP consumables used by IC device manufacturers will grow in the future as a result of expected long term growth in wafer starts, growth in the percentage of IC devices produced that require CMP, an increase in the number of CMP polishing steps required to produce these devices and the introduction of new materials in the manufacture of semiconductor devices.  We expect the anticipated volume growth will be somewhat mitigated by increased efficiencies in CMP consumable usage as customers seek to reduce their costs, such as through the transition to larger wafers, slurry dilution and decreased slurry flow rates.

As semiconductor technology continues to advance, we believe that CMP technical solutions are becoming more complex, and leading-edge technologies almost always require some customization by customer, tool set and process integration approach.  Leading-edge device designs are introducing more materials and processes into next generation chips, and these new materials and processes must be considered in developing CMP solutions. As a result, customers are selecting suppliers earlier in their development processes and are maintaining preferred supplier relationships through production.  We believe that close collaboration between customers and suppliers offers the best opportunity for optimal CMP solutions.  We also believe that research and development programs are critically important as we invest in new product development and more cost-effective CMP solutions.

COMPETITION

We compete in the CMP consumables industry, which is characterized by rapid advances in technology and demanding product quality and consistency requirements.  We face competition from other CMP consumables suppliers, and we also may face competition in the future from significant changes in technology or emerging technologies.  However, we believe we are well positioned to continue our leadership in the CMP slurry industry.  We believe we have the scale, capabilities and infrastructure that are required for success, and we work closely with the largest customers in the semiconductor industry to meet their growing expectations.

Our CMP slurry competitors range from small companies that compete with a single product and/or in a single geographic region to divisions of global companies with multiple lines of IC manufacturing products.  However, we believe we have more CMP slurry business than any other competitor.  In our view, we are the only CMP slurry supplier today which serves a broad range of customers by offering and supporting a full line of CMP slurry products for all major applications over a range of technologies, and that has a proven track record of supplying these products globally in high volumes with the attendant required high level of technical support services.

The CMP polishing pad market has been dominated by a single entity that has held this position for a number of years.  A number of other companies are attempting to enter this market, providing potentially viable product alternatives.  We believe our pad materials and our continuous pad manufacturing process have enabled us to produce a pad with a longer pad life with more consistency for our customers, thus reducing their total pad cost.  We believe this has fueled significant growth in sales of our pad products.

Our QED subsidiary operates in the precision optics industry.  There are few direct competitors of QED because its technology is relatively new and unique.  We believe QED’s technology provides a competitive advantage to customers in the precision optics industry which still relies heavily on traditional artisan-based methods of fabrication.

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

Based upon our own observations and customer satisfaction survey results, we believe the following factors influence our customers’ CMP buying decisions: overall cost of ownership, which represents the cost to purchase, use and maintain a product; product quality and consistency; product yield and performance; and delivery/supply assurance.  We believe that greater customer sophistication in the CMP process, more demanding integration schemes, additional and unique polishing materials and cost pressures will add further demands on CMP consumable suppliers. When these factors are combined with our customers’ desires to gain purchasing leverage and lower their cost of ownership, we believe that only the most innovative, cost effective, service driven CMP suppliers will thrive.

We use an interactive approach to build close relationships with our customers in a variety of areas.  Our sales process begins long before the actual sale of our products and occurs on a number of levels.  Due to the long lead times from research and development to product commercialization and sales, we have research teams that collaborate with customers on emerging applications years before the products are required by the market. We also have development teams that coordinate with our customers, using our research and development facilities and capabilities to design CMP products tailored to their precise needs.  Next, our applications engineers work with customers to integrate our products into their manufacturing processes.  Finally, as part of our sales process, our logistics and sales personnel provide supply, warehousing and inventory management for our customers.  In response to significant growth in the IC device manufacturing industry in Asia, we continue to increase our sales and marketing, technical and customer support resources in the Asia Pacific region.

We market our products primarily through direct sales to our customers, although we use distributors in certain countries.  We believe this strategy is one way we can achieve our goal of staying connected with our customers.

Our QED subsidiary supports customers in the semiconductor equipment, aerospace, defense, security and telecommunications markets. QED counts among its worldwide customers leading precision optics manufacturers, major semiconductor original equipment manufacturers, the United States government and its contractors.

In fiscal 2008, our five largest customers accounted for approximately 44% of our revenue, with Taiwan Semiconductor Manufacturing Company (TSMC) accounting for approximately 17% of our revenue.  For additional information on concentration of customers, refer to Note 2 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Form 10-K.

RESEARCH, DEVELOPMENT AND TECHNICAL SUPPORT

We believe that technology is vital to success in our CMP business as well as in our ESF business, and we plan to continue to devote significant resources to research and development, and balance our efforts between the shorter-term market needs and the longer-term investments required of us as a technology leader.  We develop and formulate new and enhanced CMP consumables and new CMP processes tailored to our customers' needs.  We work closely with our customers at their facilities to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions.

Our technology efforts are currently focused on five main areas that span the very early conceptual stage of product development involving new materials, processes and designs several years in advance of commercialization, through to continuous improvement of already commercialized products in daily use in our customers’ manufacturing facilities:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP consumables products;
•	Process development to support rapid and effective commercialization of new products;
•	Technical support of CMP products in our customers’ manufacturing facilities; and
•	Evaluation of new polishing applications outside of the semiconductor industry.

Our research in CMP slurries and pads addresses a breadth of complex and interrelated performance criteria that relate to the functional performance of the chip, our customers’ manufacturing yield, and their overall cost of ownership.   We design slurries and pads that are capable of polishing one or more materials, sometimes at the same time, that make up the semiconductor circuitry.  Additionally, our products must achieve the desired surface at high polishing rates, high processing yields and low consumables costs in order to earn acceptable system economics for our customers.  As dimensions become smaller and as materials and designs increase in complexity, these challenges require significant investments in research and development.

Beyond CMP for the semiconductor and data storage industries, we also commit internal research and development resources to our ESF business.  We believe that a number of application areas we are currently developing represent natural adjacencies to our core CMP business and technology, and include uses in a number of different fields.  These fields include the development of CMP consumables for the electronic materials market.  One of the areas on which we are focusing is the development of products used to polish silicon and silicon-carbide wafers to improve the surface quality of the wafer and reduce the customers’ total cost of ownership.

We believe that competitive advantage lies in technology leadership, and that our investments in research and development provide us with leading-edge polishing and metrology capabilities to support the most advanced and challenging customer technology requirements on a global basis.  In fiscal 2008, 2007 and 2006, we incurred approximately $49.2 million, $50.0 million and $48.1 million, respectively, in research and development expenses.  We believe our Six Sigma initiatives in our research and development efforts realized over $4.0 million in cost savings in fiscal 2008, allowing us to do more research at a lesser cost.  Investments in property, plant and equipment to support our research and development efforts are capitalized and depreciated over their useful lives.  We operate a research and development facility in Aurora, Illinois, that is staffed by a team that includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP consumable products.  This facility features a Class 1 clean room and advanced equipment for product development, including 300 mm polishing and metrology capabilities, the experimental results from which we believe correlate closely with what our customers experience when using our products in their factories.  In addition, we operate a technology center in Japan that we believe enhances our ability to provide optimized CMP solutions to our customers in the Asia Pacific region.  We added new 300 mm polishing, metrology and slurry development capability to our Asia Pacific technology center in fiscal 2008.  These facilities underscore our commitment both to continuing to invest in our technology infrastructure to maintain our technology leadership, and to becoming even more responsive to the needs of our customers.  Other examples of this commitment include our technical service center in Taiwan, our QED research facility in Rochester, New York, as well as our laboratory in Singapore that provides additional slurry formulation capability to support the data storage industry.

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

INTELLECTUAL PROPERTY

Our intellectual property is important to our success and ability to compete.  As of October 31, 2008, we had 173 active U.S. patents and 92 pending U.S. patent applications.  In most cases we file counterpart foreign patent applications.  Many of these patents are important to our continued development of new and innovative products for CMP and related processes, as well as for new businesses.  Our patents have a range of duration and we do not expect to lose any material patent through expiration in the next five years.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements.  We vigorously and proactively pursue any parties that attempt to compromise our investments in research and development by infringing our intellectual property.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a competitor of ours, charging that DA Nano’s manufacture and marketing of certain CMP slurries infringe five CMP slurry patents that we own, and that litigation is ongoing.  In addition, in the third quarter of fiscal 2006, we were successful in an action we brought before the United States International Trade Commission (ITC) concerning Cheil Industries, Inc. (Cheil) which resulted in the prohibition of the importation and sale within the United States of certain CMP slurries that infringe certain of our patents, and we have litigation currently ongoing in Korea against Cheil regarding the same patent family.

We also may acquire intellectual property from others to enhance our intellectual property portfolio.  For example, in December 2006, we acquired a license for the non-exclusive use of a broad portfolio of CMP consumable technology and processes from a third party.  In addition, in June 2006, we entered into a patent assignment agreement with IBM to acquire a number of patents and associated rights relating to CMP slurry technology from IBM, including various applications such as copper, barrier, tungsten, and dielectrics, among others.  We also acquired certain proprietary technology and intellectual property as part of our fiscal 2006 acquisitions of QED and Surface Finishes Co.  We believe these technology rights continue to enhance our competitive advantage by providing us with future product development opportunities and expanding our already substantial intellectual property portfolio.

ENVIRONMENTAL MATTERS

Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health.  We believe that our facilities are in substantial compliance with applicable environmental laws and regulations.  By utilizing Six Sigma in our environmental management system process, we believe we have improved operating efficiencies while protecting the environment.  Our operations in the United States and Japan are ISO 14001 Certified, which requires that we implement and operate according to various procedures that demonstrate our dedication to waste reduction, energy conservation and other environmental concerns.  We are committed to maintaining these certifications and are actively pursuing ISO 14001 certification for our operations in Taiwan and Singapore.  We will also obtain additional certifications, as applicable, in the areas in which we do business.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and abroad.  However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

We believe we have a world-class team of scientists, technologists, engineers and other employees who make our Company successful.  As of October 31, 2008, we employed 818 individuals, including 420 in operations, 211 in research and development and technical, 89 in sales and marketing and 98 in administration.  None of our employees are covered by collective bargaining agreements.  We have not experienced any work stoppages and in general consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We sell our products worldwide.  Our geographic coverage allows us to utilize our business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends, and offers us an opportunity to take advantage of new markets for products.

For more financial information about geographic areas, see Note 18 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Form 10-K.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14A, current reports on Form 8-K, and any amendments to those reports are made available free of charge on our Company website, www.cabotcmp.com, as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC).   Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our Company website by the end of the business day following the submission to the SEC of such filings.  In addition, the SEC’s website (http://www.sec.gov) contains reports, proxy statements, and other information that we file electronically with the SEC.

ITEM 1A.  RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report of Form 10-K for the fiscal year ended September 30, 2007 other than the description of risks related to worldwide economic and industry conditions, including tightening of credit markets, and a description of the risk associated with our investment in auction rate securities (ARS) that we introduced in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.  We may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  From time to time, the semiconductor industry has experienced significant downturns, which may be characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices.  The continued weakening of the U.S. and global economy and the recent turmoil in the worldwide financial markets appear to have led to such a downturn.  As end user demand for electronic devices declines, semiconductor manufacturers reduce their production of these devices, which reduces the need for our CMP consumables products.  If global economic conditions remain uncertain or deteriorate further, we may experience material adverse impacts on our results of operations and financial condition.  Some additional factors that affect demand for our products include customers’ production of logic versus memory devices, their transition from 200 mm to 300 mm wafers, customers’ specific integration schemes, share gains and losses and pricing changes by us and our competitors.

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF CMP SLURRIES AND PADS

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue. We are also developing our business in CMP pads.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership of materials consumed in their manufacturing processes, including CMP slurries and pads.  We expect these technological changes and advances, and this drive toward lower costs, to continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers’ efforts to reduce consumption of CMP slurries and pads, could render our products less important to the IC device manufacturing process.

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

In fiscal 2008, our five largest customers accounted for approximately 44% of our revenue, with Taiwan Semiconductor Manufacturing Company (TSMC) accounting for approximately 17% of our revenue.  In fiscal 2007, our five largest customers accounted for approximately 43% of our revenue; with TSMC accounting for approximately 17% of our revenue.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations, and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including fumed metal oxides such as fumed alumina and fumed silica, which we use for certain of our slurries, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters.

For example, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed alumina and fumed silica.  We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed alumina and fumed silica, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by our customers.  In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers could adversely affect us. Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 81%, 79% and 79% of our revenue was generated by sales to customers outside of the United States for fiscal 2008, 2007 and 2006, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain or maintain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the current litigation between us and DuPont Air Products Nanomaterials described above in Part I, Item 1 under the heading “Intellectual Property” and in Part I, Item 3 under the heading “Legal Proceedings”, could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

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

Further, we may never realize the perceived or anticipated benefits of a business combination or investments in other entities.  Acquisitions by us could have negative effects on our results of operations, in areas such as contingent liabilities, gross profit margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities.  Investments in and acquisitions of technology and development stage companies are inherently risky because these businesses may never develop, and we may incur losses related to these investments.  In addition, we may be required to write down the carrying value of these investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

WE MAY NOT BE ABLE TO MONETIZE OUR INVESTMENTS IN AUCTION RATE SECURITIES IN THE SHORT TERM AND WE COULD EXPERIENCE A DECLINE IN THEIR MARKET VALUE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We owned ARS with an estimated fair value of $8.2 million ($8.4 million par value) at September 30, 2008.  We classified $5.0 million of fair value as Short-Term Investments and $3.2 million as Other Long-Term Assets on our Consolidated Balance Sheet as of September 30, 2008.  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if underlying municipalities are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the short term.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal U.S. facilities that we own consist of:

▪	a global headquarters and research and development facility in Aurora, Illinois, comprising approximately 200,000 square feet;
▪	a commercial dispersion plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet;
▪	a commercial polishing pad manufacturing plant and offices in Aurora, Illinois, comprising approximately 48,000 square feet;
▪	an additional 13.2 acres of vacant land in Aurora, Illinois; and
▪	a facility in Addison, Illinois, comprising approximately 15,000 square feet.

In addition, we lease a facility in Rochester, New York, comprising approximately 21,000 square feet.

Our principal foreign facilities that we own consist of:

▪	a commercial dispersion plant and distribution center in Geino, Japan, comprising approximately 113,000 square feet;
▪	a research and development facility in Geino, Japan, comprising approximately 20,000 square feet.

Our principal foreign facilities that we lease consist of:

▪	an office, research and development laboratory, polishing pad manufacturing and pilot plant in Hsin-Chu, Taiwan, comprising approximately 31,000 square feet;
▪	a commercial manufacturing plant, research and development facility and business office in Singapore, comprising approximately 24,000 square feet.

We believe that our facilities are suitable and adequate for their intended purpose and provide us with sufficient capacity and capacity expansion opportunities and technological capability to meet our current and expected demand in the foreseeable future.  We completed the closing of our smallest slurry manufacturing facility located in Barry, Wales during our third quarter of fiscal 2008.  We believe this action will improve our operational efficiency and competitiveness in the cost-sensitive environment in which we operate.

ITEM 3.  LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the recently issued Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  Although no trial date has been set, we currently expect trial in this matter to occur sometime in the summer of 2009.  While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and we intend to pursue and defend them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers and their ages as of October 31, 2008.

NAME	AGE	POSITION

William P. Noglows	50	Chairman of the Board, President and Chief Executive Officer
H. Carol Bernstein	48	Vice President, Secretary and General Counsel
Yumiko Damashek	52	Vice President, Japan and Operations Asia
William S. Johnson	51	Vice President and Chief Financial Officer
David H. Li	35	Vice President, Asia Pacific Region
Daniel J. Pike	45	Vice President, Corporate Development
Stephen R. Smith	49	Vice President, Marketing
Clifford L. Spiro	54	Vice President, Research and Development
Adam F. Weisman	46	Vice President, Business Operations
Daniel S. Wobby	45	Vice President, Global Sales
Thomas S. Roman	47	Principal Accounting Officer and Corporate Controller

WILLIAM P. NOGLOWS has served as our Chairman, President and Chief Executive Officer since November 2003.  Mr. Noglows had previously served as a director of our Company from January 2000 until April 2002.  Prior to joining us, Mr. Noglows served as an Executive Vice President of Cabot Corporation from 1998 to June 2003.  Prior to that, Mr. Noglows held various management positions at Cabot Corporation including General Manager of Cabot Corporation’s Cab-O-Sil Division, where he was one of the primary founders of our Company when our business was a division of Cabot Corporation, and was responsible for identifying and encouraging the development of the CMP application.  Mr. Noglows received his B.S. in Chemical Engineering from the Georgia Institute of Technology.  Mr. Noglows is also a director of Littlefuse, Inc.

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

YUMIKO DAMASHEK has served as our Vice President, Japan and Operations Asia since June 2008.  Previously, Ms. Damashek served as Managing Director of Japan since November 2005.  Prior to joining us, Ms. Damashek served as President for Celerity Japan, Inc.  Prior to that, she held various leadership positions at Global Partnership Creation, Inc. and Millipore Corporation.  Ms. Damashek received her B.A. from the University of Arizona and her M.B.A. from San Diego State University.

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

DAVID H. LI has served as our Vice President, Asia Pacific Region since June 2008.  Prior to that, Mr. Li served as Managing Director of Korea and China since February 2007.  Previously, Mr. Li served as our Global Business Director for Tungsten and Advanced Dielectrics from 2005 to February 2007.  Mr. Li held a variety of leadership positions for us in operations, sourcing and investor relations between 1998 and 2005.  Prior to joining us, Mr. Li worked for UOP in marketing and process engineering.  Mr. Li received a B.S. in Chemical Engineering from Purdue University and an M.B.A. from Northwestern University - Kellogg School of Management.

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

DANIEL S. WOBBY has served as our Vice President of Global Sales since June 2008.  Prior to that, Mr. Wobby served as Vice President, Asia Pacific Region since September 2005.  Previously, Mr. Wobby served as Vice President, Greater China and Southeast Asia starting in February 2004 and as Corporate Controller and Principal Accounting Officer from 2000 to 2004.  From 1989 to 2000, Mr. Wobby held various accounting and operations positions with Cabot Corporation culminating in serving as Director of Finance.  Mr. Wobby earned a B.S. in Accounting from St. Michael’s College and an M.B.A. from the University of Chicago’s Graduate School of Business.

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

		HIGH	LOW
Fiscal 2007
	First Quarter	34.47	28.24
	Second Quarter	34.37	30.11
	Third Quarter	37.19	32.01
	Fourth Quarter	44.56	35.53
Fiscal 2008
	First Quarter	46.44	35.27
	Second Quarter	36.00	30.48
	Third Quarter	37.64	31.24
	Fourth Quarter	42.80	31.55
Fiscal 2009 First Quarter (through October 31, 2008)		32.39	24.09

As of October 31, 2008, there were approximately 1,058 holders of record of our common stock.  No dividends were declared or paid in either fiscal 2008 or fiscal 2007 and we have no current plans to pay cash dividends in the future.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jul. 1 through Jul. 31, 2008	--	$ --	--	$55,003
Aug. 1 through Aug. 31, 2008	121,166	$41.27	121,166	$50,003
Sep. 1 through Sep. 30, 2008	--	$ --	--	$50,003
Total	121,166	$41.27	121,166	$50,003

On October 27, 2005, we announced that our Board of Directors had authorized a share repurchase program for up to $40.0 million of our outstanding common stock.  We completed this share repurchase authorization during the quarter ended December 31, 2007.  In January 2008, we announced that our Board of Directors had authorized a new share repurchase program for up to $75.0 million of our outstanding common stock.  The shares we repurchased during the second, third and fourth quarters of fiscal 2008 were repurchased under this new program.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  We view the program as a flexible and effective means to return cash to shareholders.

EQUITY COMPENSATION PLAN INFORMATION

See Part II, Item 12 of this Form 10-K for information regarding shares of common stock that may be issued under the Company’s existing equity compensation plans.

STOCK PERFORMANCE GRAPH

The following graph illustrates the cumulative total stockholder return on our common stock during the period from September 30, 2003 through September 30, 2008 and compares it with the cumulative total return on the NASDAQ Composite Index and the Philadelphia Semiconductor Index.  The comparison assumes $100 was invested on September 30, 2003 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.  The performance shown is not necessarily indicative of future performance.  See “Risk Factors” in Part I, Item 1A above.

	9/03	12/03	3/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06

Cabot Microelectronics Corporation	100.00	88.08	75.73	55.02	65.16	72.03	56.41	52.11	52.81	52.65	66.69
NASDAQ Composite	100.00	111.66	111.85	115.23	107.74	123.02	113.34	116.49	123.03	126.63	135.42
Philadelphia Semiconductor	100.00	115.86	106.94	103.46	81.61	93.67	91.89	98.50	103.48	107.41	101.17

	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08

Cabot Microelectronics Corporation	54.48	51.81	61.01	60.24	63.80	76.85	64.55	57.79	59.59	57.67
NASDAQ Composite	126.13	131.60	141.64	142.17	152.34	158.88	154.89	132.97	134.65	119.05
Philadelphia Semiconductor	93.47	99.05	98.95	97.01	110.67	112.63	103.30	88.64	93.01	78.45

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for each year of the five-year period ended September 30, 2008, has been derived from the audited consolidated financial statements.

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

CABOT MICROELECTRONICS CORPORATION
SELECTED FINANCIAL DATA - FIVE YEAR SUMMARY
(Amounts in thousands, except per share amounts)

	Year Ended September 30,
	2008	2007	2006	2005*	2004*
Consolidated Statement of Income Data:
Revenue	$375,069	$338,205	$320,795	$270,484	$309,433
Cost of goods sold	200,596	178,224	171,758	141,282	156,805
Gross profit	174,473	159,981	149,037	129,202	152,628

Operating expenses:
Research, development and technical	49,155	49,970	48,070	43,010	44,003
Selling and marketing	28,281	24,310	21,115	16,989	16,225
General and administrative	47,595	39,933	34,319	25,427	22,691
Purchased in-process research and development	-	-	1,120	-	-
Total operating expenses	125,031	114,213	104,624	85,426	82,919
Operating income	49,442	45,768	44,413	43,776	69,709

Other income, net	5,448	3,606	4,111	2,747	139
Income before income taxes	54,890	49,374	48,524	46,523	69,848
Provision for income taxes	16,552	15,538	15,576	14,050	23,120
Net income	$38,338	$33,836	$32,948	$32,473	$46,728

Basic earnings per share	$1.64	$1.42	$1.36	$1.32	$1.89

Weighted average basic shares outstanding	23,315	23,748	24,228	24,563	24,750

Diluted earnings per share	$1.64	$1.42	$1.36	$1.32	$1.88

Weighted average diluted shares outstanding	23,348	23,754	24,228	24,612	24,882

Cash dividends per share	$-	$-	$-	$-	$-

* We adopted the provisons of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", effective
October 1, 2005. Consequently, fiscal years ended September 30, 2005 and 2004 had no share-based compensation expense.

	As of September 30,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Current assets	$330,592	$310,754	$261,505	$245,807	$229,681
Property, plant and equipment, net	115,843	118,454	130,176	135,784	127,794
Other assets	31,002	25,921	20,452	5,172	5,816
Total assets	$477,437	$455,129	$412,133	$386,763	$363,291

Current liabilities	$37,801	$36,563	$38,833	$35,622	$32,375
Other long-term liabilities	5,403	5,362	5,529	12,057	15,294
Total liabilities	43,204	41,925	44,362	47,679	47,669
Stockholders' equity	434,233	413,204	367,771	339,084	315,622
Total liabilities and stockholders' equity	$477,437	$455,129	$412,133	$386,763	$363,291

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-K are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth and trends; growth of the markets in which the Company participates; international events or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation and the outcome of litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; uses and investment of the Company’s cash balance; the construction of new or refurbishment of existing facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

OVERVIEW

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') is the leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Demand for our CMP products is primarily driven by the number of wafers produced by semiconductor manufacturers, referred to as “wafer starts”.

We operate predominantly in one industry segment – the development, manufacture and sale of CMP consumables.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.

We remain focused on the consistent and successful execution of our three strategic initiatives within our core CMP business: maintaining our technological leadership, achieving operations excellence and connecting with our customers.  In fiscal 2008, we significantly increased sales of our polishing pad product, which we believe is differentiated from other pad offerings.  We completed the installation of our new 300-millimeter polishing tool and the related metrology equipment at our Asia Pacific technology center in Geino, Japan.  We also entered into a long-term agreement with International Business Machine Corporation to jointly develop CMP solutions for a variety of new applications and new materials.

The continued weakening of the U.S. and global economy and the recent volatility in the capital and credit markets appear to have begun to affect end user demand for IC devices.  This reduction in end user demand, in turn, has caused our semiconductor customers to reduce their production.  Recent analyst reports have forecasted that semiconductor foundries are expected to reduce their utilization rates by 20-30% and a number of memory manufacturers have announced that they will reduce production as well.  Since the primary driver of revenue for our CMP consumable products is wafer starts, this economic slowdown has affected us, and we believe will continue to adversely affect us in the near term.  However, we believe that growth opportunities in polishing pads, ESF and slurry products for advanced dielectric and barrier applications may be able to partially offset a reduction in demand due to the economic downturn.  There are many other factors that make it difficult for us to predict future revenue trends for our CMP business, including the cyclical nature of the semiconductor industry; potential future acquisitions; short order to delivery time for our products and the associated lack of visibility to future customer orders; and quarter to quarter changes in our revenue regardless of industry strength.

In addition to strengthening and growing our core CMP business, through our Engineered Surface Finishes (ESF) business we seek to leverage our expertise in CMP formulation, materials and polishing techniques for the semiconductor industry to address other demanding market applications requiring nanoscale control of surface shape and finish, and gain access to a variety of markets that we do not currently serve.  We are pursuing a number of surface modification applications where we believe our technical ability to shape, enable and enhance the performance of surfaces at an atomic level can add value to our customers.

Revenue for fiscal 2008 was $375.1 million, which was an increase of 10.9% from the $338.2 million reported for fiscal 2007.  This increase reflected solid demand for our CMP slurry products for the semiconductor industry during the first nine months of our fiscal year.  However, we began to feel the effects of a reduction in semiconductor wafer starts, which we believe was due to the overall worldwide economic slowdown, during our fourth quarter of fiscal 2008 as we experienced a decline in the demand for our CMP slurry products.  The overall revenue increase in fiscal 2008 from the prior year also reflected significant growth in sales of our polishing pad product as we generated $15.1 million in pad revenue in fiscal 2008 compared to only $0.5 million in fiscal 2007.  The increase in revenue from these CMP consumable products was partially offset by lower revenue from our ESF products and our CMP slurries for data storage applications.

Gross profit expressed as a percentage of revenue for fiscal 2008 was 46.5%, which represents a decrease from the 47.3% reported for fiscal 2007.  The decrease was primarily driven by higher fixed production costs and lower manufacturing yields, both primarily associated with our developing pad business, and higher manufacturing variances, partially offset by a favorable product mix and higher utilization of our manufacturing capacity on a higher volume of sales.  We believe the low manufacturing yields in our pad business are common during a new product production ramp.  We made improvements to our pad manufacturing process through our Six Sigma efforts that enabled us to improve our pad margins in the second half of the fiscal year.  We expect to maintain our gross profit as a percentage of revenue in the range of 46% to 48% for the full fiscal year 2009.  We may experience quarterly gross profit above or below this annual guidance range due to a number of factors including fluctuations in our product mix and the extent to which we utilize our manufacturing capacity.

Operating expenses of $125.0 million, which include research, development, technical, selling, marketing, general and administrative expenses, increased 9.5%, or $10.8 million, from the $114.2 million reported for fiscal 2007.  The increase was primarily due to higher professional fees, including fees related to the enforcement of our intellectual property, and higher staffing related costs.  In fiscal 2009, we expect our full year operating expenses to be in the range of $120 million to $125 million.

Diluted earnings per share of $1.64 in fiscal 2008 increased 15.3%, or $0.22, from $1.42 reported in fiscal 2007 as a result of the factors discussed above.  Diluted earnings per share in fiscal 2008 reflects the absence of a $2.1 million pre-tax ($1.3 million net of tax) write-off of our minority equity investment in NanoProducts Corporation (NPC) that reduced fiscal 2007 diluted earnings per share by approximately $0.06.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-K, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to bad debt expense, warranty obligations, inventory valuation, valuation and classification of auction rate securities, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, share-based compensation, income taxes and contingencies.  We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances.  While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded.  As of September 30, 2008, our allowance for doubtful accounts represented 1.0% of gross accounts receivable.  If we had increased our estimate of bad debts to 2.0% of gross accounts receivable, our general and administrative expenses would have increased by $0.4 million.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability may be required.  As of September 30, 2008, our warranty reserve represented 1.0% of the current quarter revenue.  If we had increased our warranty reserve estimate to 2.0% of the current quarter revenue, our cost of goods sold would have increased by $0.9 million.

INVENTORY VALUATION

We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable.  An inventory reserve is maintained based upon a historical percentage of actual inventories written off applied against the inventory value at the end of the period, adjusted for known conditions and circumstances.  We exercise judgment in estimating the amount of inventory that is obsolete.  Should actual product marketability and fitness for use be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required.  If we had increased our general reserve for obsolete inventory at September 30, 2008 by 10%, our cost of goods sold would have increased by $0.1 million.

VALUATION AND CLASSIFICATION OF AUCTION RATE SECURITIES

As of September 30, 2008, we owned two auction rate securities (ARS) with an estimated fair value of $8.2 million ($8.4 million par value) of which $5.0 million was classified as short term investments and $3.2 million was classified as other long-term assets on our Consolidated Balance Sheet.  In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.  Historically, these periodic auctions provided a liquid market for these securities.  General uncertainties in the global credit markets during 2008 caused widespread ARS auction failures as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected.

As discussed in Notes 3 and 8 of the Notes to the Consolidated Financial Statements, we have recorded a temporary impairment of $0.2 million, net of tax, in the value of one of our ARS in other comprehensive income and we have classified $3.2 million of ARS in other long-term assets.  The calculation of fair value and the balance sheet classification for our ARS requires critical judgments and estimates by management including an appropriate discount rate and the probability that a security may be monetized through a future successful auction or refinancing of the underlying debt.  We performed a discounted cash flow analysis using a discount rate based on a market index comprised of tax exempt variable rate demand obligations, and we applied a risk factor to reflect current liquidity issues in the ARS market.  We then assigned probabilities of holding each security for less than or equal to one year, five years, and to maturity to calculate a fair value for each security.  We also considered that we successfully monetized at par value all but two of the 15 ARS we owned as of February 2008, the time we experienced our first failed auction, as some of the subsequent auctions were successfully completed and some of the issuing municipalities refinanced their debt.  If auctions involving our remaining ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if underlying municipalities are unable to pay their debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize our remaining securities in the short term and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires us to assess the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate that the assets may be impaired.  We must exercise judgment in assessing whether an event of impairment has occurred.  For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We must exercise judgment in this grouping.  SFAS 144 requires that when the sum of the undiscounted future cash flows expected to result from the identified asset group is less than the carrying value of the asset group, an impairment provision may be required.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset group from the net book value of the asset group.  Determining future cash flows and estimating fair values require significant judgment and are highly susceptible to change from period to period because they require management to make assumptions about future sales and cost of sales generally over a long-term period.

We evaluate the estimated fair value of investments annually or more frequently if indicators of potential impairment exist, to determine if an other-than-temporary impairment in the value of the investment has taken place.

BUSINESS COMBINATIONS

In accordance with SFAS No. 141, “Business Combinations”, we allocate the purchase price of acquired entities to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development (IPR&D) based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets and liabilities acquired. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows related to acquired developed technologies and patents and assumptions about the period of time the technologies will continue to be used in the Company’s product portfolio; expected costs to develop the IPR&D into commercially viable products and estimated cash flows from the products when completed; and discount rates. Management’s estimates of value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may cause actual realized values to be different from management’s estimates.

GOODWILL AND OTHER INTANGIBLE ASSETS

Purchased intangible assets with finite lives are amortized over their estimated useful lives.  Goodwill and indefinite lived intangible assets are tested annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  Intangible assets with finite lives are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  We determined that goodwill and other intangible assets were not impaired as of September 30, 2008.

SHARE-BASED COMPENSATION

Effective October 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires all share-based payments, including stock option grants, restricted stock and restricted stock unit awards and discounts provided to employees on employee stock purchases, to be recognized in the income statement based on their fair values.  Under SFAS 123R, we calculate share-based compensation expense using the straight-line approach based on awards expected to ultimately vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate grant date fair value, which requires the input of highly subjective assumptions, including the option’s expected term, the price volatility of the underlying stock and risk-free interest rate.  A small change in the underlying assumptions can have a relatively large effect on the estimated valuation.  Under SFAS 123R, we estimate expected volatility based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We use the simplified method to calculate the expected term as discussed in Topic 14 of the Staff Accounting Bulletin Series, “Share-Based Payment”, due to our limited amount of historical option exercise data, and we add a slight premium to the expected term for employees who would meet the definition of retirement pursuant to terms of their grant agreements during the contractual term.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

Prior to December 1, 2006, awards and grants made as part of our annual equity incentive award programs consisted solely of non-qualified stock option grants.  In fiscal 2007, the compensation committee of our Board of Directors decided to begin to award a blend of non-qualified stock options and shares of restricted stock to employees and non-employee directors as part of our annual equity incentive program.  This decision was made to address the financial impact of expensing equity-based compensation under the rules of SFAS 123R, as well as to provide a more competitive balance of equity incentives for employees and non-employee directors.

ACCOUNTING FOR INCOME TAXES

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.  We have determined that it is more likely than not that our future taxable income will be sufficient to realize our deferred tax assets.  Significant changes to the estimates and judgments that support the calculation of deferred tax assets and liabilities may result in an increase or decrease to our tax provision in a subsequent period.

On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48).  Among other things, FIN 48 provides a “more-likely-than-not” threshold for the recognition and derecognition of uncertain tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires the cumulative effect of applying the provisions of FIN 48 to be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, effectively settled issues under audit, new audit activity and changes in facts or circumstances surrounding a tax position.  We evaluate these tax positions on a quarterly basis.

COMMITMENTS AND CONTINGENCIES

We have entered into certain unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers.  We review our agreements on a quarterly basis and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.  In addition, we are subject to the possibility of various loss contingencies arising in the ordinary course of business such as a legal proceeding or claim.  An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

	Year Ended September 30,
	2008	2007	2006

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	53.5	52.7	53.5
Gross profit	46.5	47.3	46.5

Research, development and technical	13.1	14.8	15.0
Selling and marketing	7.5	7.2	6.6
General and administrative	12.7	11.8	10.7
Purchased in-process research and development	-	-	0.3
Operating income	13.2	13.5	13.8
Other income, net	1.4	1.1	1.3
Income before income taxes	14.6	14.6	15.1
Provision for income taxes	4.4	4.6	4.9

Net income	10.2%	10.0%	10.3%

YEAR ENDED SEPTEMBER 30, 2008, VERSUS YEAR ENDED SEPTEMBER 30, 2007

REVENUE

Revenue was $375.1 million in fiscal 2008, which represented an increase of 10.9%, or $36.9 million, from fiscal 2007.  Of this increase, $17.2 million was due to increased sales volume including increased contribution from our polishing pad business, $15.2 million was due to a higher weighted average selling price for our CMP consumable products, resulting from a higher-priced product mix, and $4.5 million was due to the effect of foreign exchange rate changes.  Our polishing pad business represented $14.6 million of the revenue growth in fiscal 2008 as we won new business by gaining additional customer adoptions of our pads.

The continued weakening of the U.S. and global economy and the recent volatility in the capital and credit markets appears to have negatively impacted end user demand for IC devices, which, in turn, has led to a reduction in the number of wafer starts in the semiconductor industry.  We believe the reduction in wafer starts will negatively impact the demand and revenue associated with our traditional CMP slurry products in fiscal 2009.  However, we believe that growth opportunities in polishing pads, ESF and slurry products for advanced dielectric and barrier applications may be able to partially offset a reduction in demand due to the economic downturn.

COST OF GOODS SOLD

Total cost of goods sold was $200.6 million in fiscal 2008, which represented an increase of 12.6%, or $22.4 million, from fiscal 2007.  Of this increase, $9.1 million was due to increased sales volume, $9.0 million was due to increased fixed manufacturing costs, primarily in our pad business, $5.3 million was due to lower manufacturing yields, particularly in our pad business, $5.1 million was due to the effects of foreign exchange rate changes, $2.2 million was due to certain other manufacturing variances and $1.5 million was due to increased freight, packaging and other costs.  These increases were partially offset by a $7.5 million benefit of higher utilization of our manufacturing capacity on the increased sales volume and by a $2.3 million benefit of a lower-cost product mix.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.5% in fiscal 2008 as compared to 47.3% for fiscal 2007.  The decrease in gross profit expressed as a percentage of revenue was primarily due to higher fixed production costs and lower manufacturing yields, both primarily associated with our pad business, and higher manufacturing variances partially offset by a favorable product mix and higher utilization of our manufacturing capacity on the increased volume of sales in fiscal 2008.  The manufacturing yields in our pad business improved over the course of fiscal 2008, but we expect the yields in this business may continue to fluctuate as we optimize our manufacturing process.  We expect to maintain our gross profit as a percentage of revenue in the range of 46% to 48% for full fiscal year 2009.  Quarterly gross profit may be above or below this range due to fluctuations in our product mix or other factors.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $49.2 million in fiscal 2008, which represented a decrease of 1.6%, or $0.8 million, from fiscal 2007.  The decrease was primarily due to $0.7 million in lower clean room materials and laboratory supplies and $0.5 million in lower professional fees partially offset by $0.2 million in higher staffing related costs and $0.2 million in increased depreciation expense.

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

SELLING AND MARKETING

Selling and marketing expenses were $28.3 million in fiscal 2008, which represented an increase of 16.3%, or $4.0 million, from fiscal 2007.  The increase was primarily due to $2.3 million in higher staffing related costs, including employee separation costs, $0.6 million in increased professional fees, $0.3 million in higher travel related costs and $0.3 million in higher depreciation expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $47.6 million in fiscal 2008, which represented an increase of 19.2%, or $7.7 million, from fiscal 2007.  The increase resulted primarily from $5.3 million in higher professional fees, including costs to enforce our intellectual property, and $2.3 million in higher staffing related costs.  See Part I, Item 3 entitled “Legal Proceedings” and Note 16 of the Notes to the Consolidated Financial Statements for more information on the enforcement of our intellectual property.

OTHER INCOME, NET

Other income was $5.4 million in fiscal 2008 compared to $3.6 million in fiscal 2007.  The increase was primarily due to the absence of a $2.1 million pre-tax impairment of our equity investment in NPC and the absence of $0.4 million of other expense related to our investment in NPC.  This increase was partially offset by a $0.6 million decrease in interest income as we monetized the majority of our short-term investments in ARS during fiscal 2008 and reinvested these funds into money market investments which earn interest at lower rates.  See Note 3 of the Notes to the Consolidated Financial Statements for more information on our short-term investments.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 30.2% in fiscal 2008 compared to 31.5% in fiscal 2007.  The decrease in the effective tax rate in fiscal 2008 was primarily due to increased research and experimentation tax credits and reduced tax expense related to share-based compensation, partially offset by lower tax-exempt interest income.  We expect our effective tax rate in fiscal 2009 to be approximately 32 percent.

NET INCOME

Net income was $38.3 million in fiscal 2008, which represented an increase of 13.3%, or $4.5 million, from fiscal 2007 as a result of the factors discussed above.

YEAR ENDED SEPTEMBER 30, 2007, VERSUS YEAR ENDED SEPTEMBER 30, 2006

REVENUE

Revenue was $338.2 million in fiscal 2007, which represented an increase of 5.4%, or $17.4 million, from fiscal 2006.  Of this increase, $12.6 million was contributed by our QED Technologies, Inc. (QED) subsidiary, as fiscal 2007 was the first full year we owned QED, and $6.2 million was due to a higher average selling price for our slurry products.  These increases were partially offset by a $1.4 million decrease due to reduced sales volume in our core CMP business.  The higher average selling price for our slurry products resulted primarily from a higher-priced product mix.

COST OF GOODS SOLD

Total cost of goods sold was $178.2 million in fiscal 2007, which represented an increase of 3.8%, or $6.5 million, from fiscal 2006.  Of this increase, $6.2 million was related to QED and $1.0 million was due to an increase in the average cost per unit of our slurry products.  These increases were partially offset by a $0.7 million decrease due to reduced sales volume in our core CMP business.  The higher average unit cost resulted primarily from lower utilization of our manufacturing capacity due to the lower level of sales, primarily during the first half of the fiscal year, and higher fixed costs, partially offset by improvements in productivity and quality as well as benefits of a lower-cost product mix.

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

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $50.0 million in fiscal 2007, which represented an increase of 4.0%, or $1.9 million, from fiscal 2006.  The increase was primarily due to increased staffing related costs of $1.8 million, largely resulting from the inclusion of QED for a full year in fiscal 2007, increased depreciation and amortization costs of $0.6 million, principally related to our data storage laboratory in Singapore and our Asia Pacific technology center in Japan, and increased professional fees of $0.3 million.  These increases were partially offset by a decrease in spending on wafers and laboratory supplies of $0.9 million.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $70.8 million in fiscal 2008, $64.6 million in fiscal 2007 and $58.7 million in fiscal 2006.  Our cash provided by operating activities in fiscal 2008 originated from $38.3 million in net income and $33.9 million in non-cash items, partially offset by a $1.4 million decrease in cash flow due to a net increase in working capital.  Cash provided by operating activities in fiscal 2008 increased $6.2 million from fiscal 2007 primarily due to increased net income in fiscal 2008, higher non-cash expenses related to depreciation and share-based compensation and improved collections of accounts receivable, partially offset by a general increase in our inventory levels and the absence of a $2.1 million non-cash write-off of our investment in NPC that occurred in fiscal 2007.

Fiscal 2008 cash flows provided by investing activities were $130.3 million.  Net sales of short-term investments were $149.5 million as we monetized the majority of our ARS during fiscal 2008 (as discussed below).  This cash inflow was partially offset by $19.2 million in cash used for purchases of property, plant and equipment primarily for the purchase and installation of a 300-millimeter polishing tool and related metrology equipment for our Asia Pacific technology center and building improvements and equipment to increase our pad production capabilities.  In fiscal 2007, cash used in investing activities was $62.3 million.  We used $47.0 million for net purchases of short-term investments.  Purchases of property, plant and equipment, including the expansion of our pad manufacturing capabilities in the U.S. and Taiwan as well as purchases for QED, were $10.0 million.  We also used $3.0 million to acquire a license of patents and we paid $2.5 million for the earnout payment to the prior owners of QED, related to its revenue performance during the 12 months following our acquisition.  See Note 6 and Note 7 of the Notes to the Consolidated Financial Statements for more information on business combinations and intangible assets.  In fiscal 2006, cash flows used in investing activities were $32.4 million, which included $22.2 million for purchases of property, plant and equipment, primarily for the construction of our Asia Pacific technology center and for projects in our manufacturing operations.  We also completed two acquisitions during fiscal 2006 for a total of $20.9 million, net of cash acquired.  In addition, we used $5.0 million to acquire patents and associated rights relating to CMP slurry technology.  Finally, $15.7 million was provided by net sales of short-term investments.  We estimate that our total capital expenditures in fiscal 2009 will be approximately $13.0 million.

In fiscal 2008, cash flows used in financing activities were $35.2 million.  We used $39.0 million to repurchase common stock under our share repurchase programs and we made $1.1 million in principal payments under capital lease obligations.  These cash outflows were partially offset by $4.9 million received from the issuance of common stock related to the exercise of stock options under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008, and shares issued under our Cabot Microelectronics Employee Stock Purchase Plan.  In fiscal 2007, cash flows used in financing activities were $3.2 million.  This resulted from $10.0 million in purchases of common stock under our share repurchase program and $1.0 million in principal payments under capital lease obligations, partially offset by $7.8 million in net proceeds from the issuance of stock, primarily from the exercise of stock options.  In fiscal 2006, cash flows used in financing activities were $15.6 million, primarily as a result of $16.0 million in repurchases of common stock under our share repurchase program and $0.9 million in principal payments under capital lease obligations.  These outflows were partially offset by $1.4 million from the issuance of common stock, primarily associated with our Cabot Microelectronics Corporation Employee Stock Purchase Plan.

During the first quarter of fiscal 2008, we completed a share repurchase program that was authorized by our Board of Directors in October 2005 for up to $40.0 million.  In January 2008, the Board of Directors authorized a new share repurchase program for up to $75.0 million of our outstanding common stock.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.  We view the program as a flexible and effective means to return cash to stockholders.  The program became effective on the authorization date and may be suspended or terminated at any time, at the Company’s discretion.  There was $50.0 million remaining on this authorization as of September 30, 2008.

We have an unsecured revolving credit facility of $50.0 million with an option to increase the facility to $80.0 million.  Under this agreement, which was set to terminate in November 2008, interest accrues on any outstanding balance at either the lending institution’s base rate or the Eurodollar rate plus an applicable margin.  We also pay a non-use fee.  In October 2008, we amended this agreement to extend the termination date until November 2011, with an option to renew for two additional one-year terms.  The amendment did not include any other material changes to the terms of the credit agreement.  Loans under this facility are intended primarily for general corporate purposes, including financing working capital and capital expenditures.  The credit agreement also contains various covenants.  No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

At September 30, 2008, we owned two ARS with an estimated fair value of $8.2 million ($8.4 million par value) of which $5.0 million was classified as short-term investments and $3.2 million was classified as other long-term assets on our Consolidated Balance Sheet.  Our ARS investments consisted of tax exempt municipal debt obligations which have experienced failed auctions since February 2008.  Despite the failed auctions, there have been no defaults on the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  As discussed in Notes 3 and 8 in the Notes to the Consolidated Financial Statements, we recorded a $0.2 million pretax and net of tax reduction in stockholders’ equity in accumulated other comprehensive income to reflect a temporary decline in fair value.  We successfully monetized at par value the majority of ARS we owned in fiscal 2008 and reinvested these funds in money market accounts.  Based on our $221.5 million cash balance as of September 30, 2008, our positive cash flow and our available debt capacity, we do not have any immediate needs for additional liquidity and we currently do not plan to enter any secondary ARS market to monetize our remaining ARS.  We believe it is likely that one of our ARS will be monetized within the next operating cycle (which for us is generally one year) as the municipal bond issuer will be motivated to refinance its debt when credit markets improve due to higher interest rates being paid as auctions fail.

The recent capital and credit market crisis has adversely affected the U.S. and global economy.  Despite this crisis, we believe that cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, including any merger and acquisition activities, and share repurchases for the foreseeable future.  However, we plan to expand our business and continue to improve our technology, and to do so may require us to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  The uncertainty in the capital and credit markets may hinder the ability to generate additional financing in the type or amount necessary to pursue such objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2008 and 2007, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$3.6	$1.1	$2.5	$-	$-
Operating leases	2.5	1.4	1.1	-	-
Purchase obligations	32.4	28.2	3.9	0.3	-
Other long-term liabilities	2.9	-	-	-	2.9
Total contractual obligations	$41.4	$30.7	$7.5	$0.3	$2.9

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

PURCHASE OBLIGATIONS

We have entered into multi-year supply agreements with Cabot Corporation for the purchase of fumed metal oxides.  We purchase fumed silica primarily under a fumed silica supply agreement with Cabot Corporation that became effective in January 2004, and was amended in September 2006 and in April 2008, the latter of which extended the termination date of the agreement from December 2009 to December 2012 and also changed the pricing and some other non-material terms of the agreement to the benefit of both parties.  The agreement will automatically renew unless either party gives certain notice of non-renewal.  We are generally obligated to purchase fumed silica for at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain non-material minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  We currently anticipate meeting all minimum forecasted purchase volume requirements.  Since December 2001, we have purchased fumed alumina primarily under a fumed alumina supply agreement with Cabot Corporation that has an original term ending in December 2006 and was renewed for another five-year term ending in December 2011.  Prices charged for fumed alumina from Cabot Corporation are pursuant to the terms of the supply agreement and may fluctuate based upon the actual costs incurred by Cabot Corporation in the manufacture of fumed alumina.  Under these agreements, Cabot Corporation continues to be the exclusive supplier of certain quantities and types of fumed silica and fumed alumina for certain products we produced as of the effective dates of these agreements.  Subject to certain terms, these agreements prohibit Cabot Corporation from selling certain types of fumed silica and fumed alumina to third parties for use in CMP applications, as well as engaging itself in CMP applications.  If Cabot Corporation fails to supply us with our requirements for any reason, including if we require product specification changes that Cabot Corporation cannot meet, we have the right to purchase products meeting those specifications from other suppliers.  We also may purchase fumed alumina and fumed silica from other suppliers for certain products, including those commercialized after certain dates related to these agreements and their amendments.  Purchase obligations include an aggregate amount of $14.9 million of contractual commitments related to our Cabot Corporation agreements for fumed silica and fumed alumina.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2008 consist of liabilities related to our Japan retirement allowance and our liability for uncertain tax positions.

Our contractual obligations at September 30, 2007 included $2.0 million in contingent payments related to a possible second earnout payment resulting from our acquisition of substantially all of the assets of QED Technologies, Inc. (QED) in July 2006.  The QED business has not met the revenue performance required to earn this $2.0 million payment.  Consequently, we no longer have any contractual obligation related to this acquisition.

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

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of September 30, 2008, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At September 30, 2008, we owned two auction rate securities (ARS) with a total estimated fair value of $8.2 million ($8.4 million par value) of which $5.0 million was classified as short-term investments and $3.2 million was classified as other long-term assets on our Consolidated Balance Sheet.  In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.  Historically, these periodic auctions have provided a liquid market for these securities.  General uncertainties in the global credit markets caused widespread ARS auction failures as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected.

In fiscal 2008, we recorded a $0.2 million pre-tax and net of tax reduction in stockholders’ equity in accumulated other comprehensive income to reflect a decline in fair value of our ARS which we believed was temporary.  We believe that we will be able to monetize the remaining two securities at par, either through successful auctions, refinancing of the underlying debt by the issuers, or holding the securities to maturity.  However, if auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if the issuing municipalities are unable to pay debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the short term and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.  See Notes 3 and 8 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K for more information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	67

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Cabot Microelectronics Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” on October 1, 2007.

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

PricewaterhouseCoopers LLP
Chicago, IL
November 25, 2008

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,

	2008	2007	2006

Revenue	$375,069	$338,205	$320,795

Cost of goods sold	200,596	178,224	171,758

Gross profit	174,473	159,981	149,037

Operating expenses:
Research, development and technical	49,155	49,970	48,070
Selling and marketing	28,281	24,310	21,115
General and administrative	47,595	39,933	34,319
Purchased in-process research and development	-	-	1,120
Total operating expenses	125,031	114,213	104,624

Operating income	49,442	45,768	44,413

Other income, net	5,448	3,606	4,111
Income before income taxes	54,890	49,374	48,524

Provision for income taxes	16,552	15,538	15,576

Net income	$38,338	$33,836	$32,948

Basic earnings per share	$1.64	$1.42	$1.36

Weighted average basic shares outstanding	23,315	23,748	24,228

Diluted earnings per share	$1.64	$1.42	$1.36

Weighted average diluted shares outstanding	23,348	23,754	24,228

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$221,467	$54,557
Short-term investments	4,950	157,915
Accounts receivable, less allowance for doubtful accounts of $403 at September 30, 2008, and $635 at September 30, 2007	41,630	52,302
Inventories	47,466	37,266
Prepaid expenses and other current assets	10,714	5,853
Deferred income taxes	4,365	2,861
Total current assets	330,592	310,754

Property, plant and equipment, net	115,843	118,454
Goodwill	7,069	7,069
Other intangible assets, net	8,712	11,549
Deferred income taxes	11,178	6,686
Other long-term assets	4,043	617
Total assets	$477,437	$455,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,885	$15,859
Capital lease obligations	1,129	1,066
Accrued expenses and other current liabilities	22,787	19,638
Total current liabilities	37,801	36,563

Capital lease obligations, net of current portion	2,518	3,608
Other long-term liabilities	2,885	1,754
Total liabilities	43,204	41,925

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 25,906,990 shares at September 30, 2008, and 25,635,730 shares at September 30, 2007	26	24
Capital in excess of par value of common stock	198,022	178,068
Retained earnings	323,122	284,843
Accumulated other comprehensive income	3,054	1,259
Treasury stock at cost, 2,683,809 shares at September 30, 2008, and 1,627,337 shares at September 30, 2007	(89,991)	(50,990)
Total stockholders’ equity	434,233	413,204

Total liabilities and stockholders’ equity	$477,437	$455,129

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$38,338	$33,836	$32,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,951	24,170	21,174
Purchased in-process research and development	-	-	1,120
Impairment of investment	-	2,052	-
Loss on equity investment	-	-	566
Share-based compensation expense	15,067	12,846	10,664
Deferred income tax benefit	(5,894)	(5,708)	(5,571)
Non-cash foreign exchange (gain) loss	(2,592)	(539)	2,606
Loss on disposal of property, plant and equipment	598	237	1,109
Impairment of property, plant and equipment	4	52	790
Other	782	(482)	(1,081)
Changes in operating assets and liabilities:
Accounts receivable	11,849	(3,437)	(8,492)
Inventories	(9,268)	3,658	(5,635)
Prepaid expenses and other assets	(4,921)	(525)	1,726
Accounts payable	(2,472)	1,170	3,031
Accrued expenses, income taxes payable and other liabilities	3,397	(2,696)	3,713
Net cash provided by operating activities	70,839	64,634	58,668

Cash flows from investing activities:
Additions to property, plant and equipment	(19,232)	(10,013)	(22,230)
Proceeds from the sale of property, plant and equipment	42	172	19
Acquisitions of businesses including earnout payment, net of cash acquired	-	(2,500)	(20,919)
Acquisition of patent license	-	(3,000)	-
Purchase of patents	-	-	(5,000)
Purchases of short-term investments	(233,775)	(155,175)	(185,655)
Proceeds from the sale of short-term investments	383,290	108,225	201,392
Net cash provided by (used in) investing activities	130,325	(62,291)	(32,393)

Cash flows from financing activities:
Repurchases of common stock	(39,001)	(9,995)	(15,996)
Net proceeds from issuance of stock	4,889	7,759	1,359
Principal payments under capital lease obligations	(1,072)	(999)	(933)
Net cash used in financing activities	(35,184)	(3,235)	(15,570)

Effect of exchange rate changes on cash	930	484	(176)
Increase (decrease) in cash	166,910	(408)	10,529
Cash and cash equivalents at beginning of year	54,557	54,965	44,436
Cash and cash equivalents at end of year	$221,467	$54,557	$54,965

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26,459	$22,657	$21,745
Cash paid for interest	$420	$468	$658

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of period	$391	$419	$968
Issuance of restricted stock	$4,850	$4,792	$63
Assets acquired under capital lease	$44	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income (net of tax)	Unearned Compensation	Treasury Stock	Total
Balance at September 30, 2005	$24	$145,011	$218,059	$1,160		$(171)	$(24,999)	$339,084

Reclassification of unearned compensation upon adoption of SFAS 123R		(171)				171		-
Reclassification of director's deferred compensation upon adoption of SFAS 123R		600						600
Issuance of Cabot Microelectronics restricted stock under deposit share plan		137						137
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,222						1,222
Share-based compensation expense		10,664						10,664
Repurchases of common stock, at cost							(15,996)	(15,996)
Net income			32,948		$32,948
Net unrealized gain on derivative intruments				36	36
Foreign currency translation adjustment				(924)	(924)
Total comprehensive income					$32,060			32,060

Balance at September 30, 2006	$24	$157,463	$251,007	$272		$-	$(40,995)	$367,771

Issuance of Cabot Microelectronics restricted stock under deposit share plan		176						176
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,459						1,459
Share-based compensation expense		12,846						12,846
Exercise of stock options		6,124						6,124
Repurchases of common stock, at cost							(9,995)	(9,995)
Net income			33,836		$33,836
Net unrealized gain on derivative intruments				35	35
Foreign currency translation adjustment				1,416	1,416
Total comprehensive income					$35,287			35,287
SFAS 158 transition adjustment				(464)				(464)

Balance at September 30, 2007	$24	$178,068	$284,843	$1,259		$-	$(50,990)	$413,204

Issuance of Cabot Microelectronics restricted stock under deposit share plan		165						165
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,596						1,596
Share-based compensation expense		15,067						15,067
Exercise of stock options	2	3,126						3,128
Repurchases of common stock, at cost							(39,001)	(39,001)
Net income			38,338		$38,338
Net unrealized gain on derivative intruments				35	35
Foreign currency translation adjustment				2,306	2,306
Unrealized loss on investments				(151)	(151)
Minimum pension liability adjustment				(395)	(395)
Total comprehensive income					$40,133			40,133
Cumulative effct of adoption of FIN 48			(59)					(59)

Balance at September 30, 2008	$26	$198,022	$323,122	$3,054		$-	$(89,991)	$434,233

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All material intercompany transactions and balances between the companies have been eliminated as of September 30, 2008.

USE OF ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management’s most difficult and subjective judgments include, but are not limited to, those estimates related to bad debt expense, warranty obligations, inventory valuation, valuation and classification of auction rate securities, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, share-based compensation, income taxes and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances.  However, future events are subject to change and estimates and judgments routinely require adjustment.  Actual results may differ from these estimates under different assumptions or conditions.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider investments in all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.  Short-term investments include securities generally having maturities of 90 days to one year.  As of September 30, 2008, we held $4,950 of short-term investments which are classified as available-for-sale securities.  See Note 3 for a more detailed discussion of short-term investments.

Notes to Consolidated Financial Statements - Continued

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances.  Uncollectable account balances are charged against the allowance when we believe that it is probable that the receivable will not be recovered.  See Schedule II under Part IV, Item 15 of this Form 10-K for more information on our allowance for doubtful accounts.

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

The portions of revenue from customers who represented more than 10% of revenue were as follows:

	Year Ended September 30,

	2008	2007	2006

Taiwan Semiconductor Manufacturing Co. (TSMC)	17%	17%	10%
Marketech	7%	7%	19%

In April 2006 we began selling products directly to customers in Taiwan, rather than through Marketech, an independent distributor.  We continue to use Marketech as a distributor in China.  Prior to April 2006, we sold product to TSMC through Marketech.

TSMC accounted for 8.0% and 14.3% of net accounts receivable at September 30, 2008 and 2007, respectively.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The recorded amounts of cash, short-term investments, accounts receivable, and accounts payable approximate their fair values due to their short-term, highly liquid characteristics.  The fair value of our long-term auction rate securities (ARS) is determined through a discounted cash flow analysis using a discount rate based on a market index comprised of tax exempt variable rate demand obligations, adding a risk factor to reflect current liquidity issues in the ARS market.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets", intangible assets with finite lives are amortized over their estimated useful lives, which range from two to ten years.  Goodwill and indefinite lived intangible assets are tested annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  Intangible assets with finite lives are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Goodwill impairment testing requires a comparison of the fair value of each reporting unit to the carrying value.  If the carrying value exceeds fair value, goodwill is considered impaired.  The amount of the impairment is the difference between the carrying value of goodwill and the “implied” fair value.  Impairment testing for intangible assets with indefinite lives requires a comparison between the fair value and the carrying value of the assets.  Fair values are primarily determined using discounted cash flow analyses.  We determined that goodwill and other intangible assets were not impaired as of September 30, 2008.

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

Notes to Consolidated Financial Statements - Continued

FOREIGN EXCHANGE MANAGEMENT

We transact business in various foreign currencies, primarily the Japanese Yen, British Pound and the Euro.  Our exposure to foreign currency exchange risks has not been significant because a large portion of our business is denominated in U.S. dollars.  Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, as amended by SFAS No. 149, “Amendment of Statement 133 on Instruments and Hedging Activities”, and SFAS No. 52, “Foreign Currency Translation” (SFAS 52); therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  These gains and losses are intended to partially offset the foreign currency exchange gains and losses on the underlying exposures being hedged.  Foreign exchange gains (losses) were $(61), $321 and $265 for fiscal 2008, 2007 and 2006, respectively.

We do not currently use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At September 30, 2008, we had one forward foreign exchange contract selling Japanese Yen related to an intercompany note with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen (refer to “Intercompany Loan Accounting” in this section).

INTERCOMPANY LOAN ACCOUNTING

We maintain intercompany loan agreements with our wholly-owned subsidiary, Nihon Cabot Microelectronics K.K. (“the K.K.”), under which we provided funds to the K.K. to finance the purchase of certain assets from our former Japanese branch at the time of the establishment of this subsidiary, for the purchase of land adjacent to our Geino, Japan, facility, for the construction of our Asia Pacific technology center, and for the purchase of a 300 millimeter polishing tool and related metrology equipment, all of which are part of the K.K., as well as for general business purposes.  Since settlement of the notes is expected in the foreseeable future, and our subsidiary has been consistently making timely payments on the loans, the loans are considered foreign-currency transactions under SFAS 52.  Therefore the associated foreign exchange gains and losses are recognized as other income or expense rather than being deferred in the cumulative translation account in other comprehensive income.

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

Notes to Consolidated Financial Statements - Continued

RESEARCH, DEVELOPMENT AND TECHNICAL

Research, development and technical costs are expensed as incurred and consist primarily of staffing costs, materials and supplies, depreciation, utilities and other facilities costs.

INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which prescribes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return.  Under FIN 48, we may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  Upon adoption, we recognized a $59 reduction to our beginning retained earnings balance and we reclassified $450 from current income taxes payable to a non-current liability for unrecognized tax benefits, including interest and penalties.  See Note 15 for additional information on income taxes.

SHARE-BASED COMPENSATION

Effective October 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires all share-based payments, including stock option grants, restricted stock and restricted stock unit awards and discounts provided to employees on employee stock purchases, to be recognized in the income statement based on their fair values.  Under SFAS 123R, we attribute share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model (“Black-Scholes model”) to estimate grant date fair value, which requires the input of highly subjective assumptions, including the option’s expected term, the price volatility of the underlying stock, the risk-free interest rate and the expected dividend rate, if any.  A small change in the underlying assumptions can have a relatively large effect on the estimated valuation.  Under SFAS 123R, we estimate expected volatility based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We use the simplified method to calculate the expected term as discussed in Topic 14 of the Staff Accounting Bulletin Series, “Share-Based Payment”, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who would meet the definition of retirement pursuant to the terms of their grant agreements during the contractual term of the grant.  This method uses an average of the vesting and contractual terms.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

For additional information regarding our share-based compensation plans, refer to Note 11.

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

COMPREHENSIVE INCOME

Comprehensive income primarily differs from net income due to foreign currency translation adjustments.

Notes to Consolidated Financial Statements - Continued

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157).  SFAS 157 establishes a common definition for fair value in generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  In February 2008, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2.  FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157, and FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS 157 is effective for us beginning October 1, 2008.  We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires acquisition-related costs to be charged to expense as incurred.  SFAS 141R is effective for us October 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

In March 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”).  The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to U. S. Auditing Standards Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  We do not believe the adoption of this pronouncement will have a material impact on our results of operations, financial position or cash flows.

Notes to Consolidated Financial Statements - Continued

3.  SHORT-TERM INVESTMENTS

Our short-term investments as of September 30, 2008 and 2007 consisted of ARS which are classified as available-for-sale securities.  The estimated fair value of our short-term ARS holdings was $4,950 and $157,915 as of September 30, 2008 and 2007, respectively, and equal to par value.

In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.   Historically, these periodic auctions provided a liquid market for these securities.  General uncertainties in the global credit markets in 2008 have caused widespread failures of ARS auctions as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected.  As auctions fail, the interest rates on the ARS investments reset to default levels, which in many cases are higher than the interest rates issuers would pay through alternative borrowing mechanisms.

Our ARS investments at September 30, 2008 consisted of two tax exempt municipal debt obligations; we currently do not own any mortgage-backed, collateralized debt obligations or obligations secured by student loans.  We experienced our first failed auction in February 2008, and since that time the auctions of two of our ARS have continued to fail.  Despite the failed auctions, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities for hospitals, airports and related projects.  As discussed further below, the credit rating of one security (with a par value of $3,450) was downgraded during our second quarter of fiscal 2008.  Both of our ARS (including the downgraded security) were insured at the time of purchase to obtain a credit rating of AAA.

We performed a fair value assessment at September 30, 2008, including a discounted cash flow analysis, to calculate the fair value of each security and determined that one of the securities was temporarily impaired as its credit rating was downgraded prior to March 31, 2008.  This security has been classified as a long-term asset and is included in Other Long-Term Assets on the Consolidated Balance Sheet.  See Note 8 for more information on this security.  Based on our fair value assessment, we determined the other ARS was not impaired as of September 30, 2008.

At September 30, 2008, we have classified the other of our two ARS as a short-term investment.  We assessed the probability of a successful auction or refinancing of the underlying debt by the issuer for each security owned as of September 30, 2008 to determine if the securities could likely be monetized within the next operating cycle (which for us is generally one year).  This assessment was based on the current credit rating of the issuers of the securities as well as our success in monetizing other ARS we previously owned at par value through successful auctions or debt refinancing during our third and fourth fiscal quarters.  See Note 8 for more information on the ARS.  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if underlying municipalities are unable to pay debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the short term and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

Notes to Consolidated Financial Statements - Continued

4.  INVENTORIES

Inventories consisted of the following:

	September 30,
	2008	2007

Raw materials	$21,378	$18,011
Work in process	4,628	1,735
Finished goods	21,460	17,520
Total	$47,466	$37,266

The increase in inventory from September 30, 2007 is primarily due to building raw material and finished goods inventory for our emerging polishing pad business as well as a general increase in slurry inventory based on the higher level of sales we have experienced in fiscal 2008.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2008	2007

Land	$17,661	$16,905
Buildings	70,602	65,110
Machinery and equipment	128,311	119,549
Furniture and fixtures	5,488	5,359
Information systems	15,348	13,817
Capital leases	9,820	9,890
Construction in progress	1,278	2,325
Total property, plant and equipment	248,508	232,955
Less: accumulated depreciation and amortization of assets under capital lease	(132,665)	(114,501)
Net property, plant and equipment	$115,843	$118,454

Depreciation expense, including amortization of assets recorded under capital leases, was $23,114, $21,365 and $20,501 for the years ended September 30, 2008, 2007 and 2006, respectively.

In fiscal 2006, we recorded $790 in impairment expense primarily related to the decision to no longer use a portion of a building in Aurora, Illinois, that was previously used for research and development activities.  Of this amount, $133 and $657 was included in cost of goods sold and research, development and technical expense, respectively.  Impairment expense for fiscal 2007 and 2008 was not material.

Notes to Consolidated Financial Statements - Continued

6.  BUSINESS COMBINATIONS

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

In July 2006, we acquired substantially all of the assets and certain associated proprietary technology and intellectual property of QED Technologies, Inc. (QED), and assumed certain of its current liabilities.  QED specializes in unique, patented polishing and metrology systems for shaping and polishing high precision optics.  At the July 2006 closing of the transaction, we paid $19,000 in cash plus $303 of transaction costs from our available cash balance.  In fiscal 2007, we paid another $2,500 related to the revenue performance of the QED business in the 12 months following the acquisition.  The purchase price was allocated to tangible assets, liabilities assumed, identified intangible assets acquired, as well as IPR&D, based on their estimated fair values.  The excess of the purchase price over the aggregate fair values was recorded as goodwill.

The following table summarizes the final QED purchase price allocation, which did not change in fiscal 2008:

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

Notes to Consolidated Financial Statements - Continued

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $7,069 as of September 30, 2008 and 2007.

The components of other intangible assets are as follows:

	September 30, 2008		September 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$5,380	$1,210	$5,380	$673
Acquired patents and licenses	8,000	4,716	8,000	2,560
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	1,457	1,389	1,457	1,245

Total other intangible assets subject to amortization	17,387	9,865	17,387	7,028

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$18,577	$9,865	$18,577	$7,028

* Total other intangible assets not subject to amortization primarily consist of trade names.

Amortization expense was $2,837, $2,805 and $673 for fiscal 2008, 2007 and 2006, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated amortization expense

2009	$1,663
2010	854
2011	847
2012	847
2013	847

Notes to Consolidated Financial Statements - Continued

8.  OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	September 30,
	2008	2007

Long-term investments	$3,216	$-
Other long-term assets	827	617
Total	$4,043	$617

As discussed in Note 3 of this Form 10-K, one of the two ARS that we owned as of September 30, 2008 is classified as an other long-term asset.  Although the underlying security was investment grade when purchased, its credit rating declined during our second quarter of fiscal 2008.  The security is credit enhanced with bond insurance to a AAA rating and all interest payments have been received on a timely basis.  Although we believe this security will ultimately be collected in full, we believe it is not likely that we will be able to monetize the security in our next business cycle.  We performed a fair value assessment including a discounted cash flow analysis to calculate the fair value of this security and determined that the security is temporarily impaired.  We have established a $234 pretax reduction ($151 net of tax) in fair value on this security.  We assessed this decline in fair value to be temporary based on our current cash position, our cash flow, our unused debt capacity, the nature of the underlying debt, the presence of AAA-rated insurance, our expectation that the issuer may refinance its debt, the fact that all interest payments have been received, and our intention and ability to hold the security until the value recovers, which may be at maturity.

9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,
	2008	2007
Accrued compensation	$16,206	$13,965
Goods and services received, not yet invoiced	2,060	2,365
Warranty accrual	863	527
Taxes, other than income taxes	998	911
Other	2,660	1,870
Total	$22,787	$19,638

10.  REVOLVING CREDIT FACILITY

We have an unsecured revolving credit facility of $50,000 with an option to increase the facility up to $80,000.  Under this agreement, which was set to terminate in November 2008, interest accrues on any outstanding balance at either the lending institution’s base rate or the Eurodollar rate plus an applicable margin.  We also pay a non-use fee.  In October 2008, we amended this agreement to extend the termination date until November 2011, with an option to renew for two additional one-year terms.  The amendment did not include any other material changes to the terms of the credit agreement.  Loans under this facility are intended primarily for general corporate purposes, including financing working capital and capital expenditures.  The credit agreement also contains various covenants.  No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with its covenants.

Notes to Consolidated Financial Statements - Continued

11.  SHARE-BASED COMPENSATION PLANS

EQUITY INCENTIVE PLAN

In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (the “Plan”), as amended and restated September 23, 2008, which is administered by the Compensation Committee of the Board of Directors and is intended to provide enough shares to give us ongoing flexibility to attract, retain and reward our employees, directors, consultants and advisors.  The Plan allows for the granting of four types of equity incentive awards: stock options, restricted stock, restricted stock units and substitute awards.  Substitute awards are those awards that, in connection with an acquisition, may be granted to employees, directors, consultants or advisors of the acquired company, in substitution for equity incentives held by them in the seller or the acquired company.  No substitute awards have been granted to date.  The Plan authorizes up to 9,500,000 shares of stock to be granted thereunder, including up to 1,900,000 shares in the aggregate of restricted stock or restricted stock units and up to 1,750,000 incentive stock options (ISO).  Shares issued under our share-based compensation plans are issued from new shares rather than from treasury shares.

Non-qualified stock options issued under the Plan are generally time-based and provide for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the award date.  Compensation expense related to our stock option awards was $12,381, $11,141 and $9,826 in fiscal 2008, 2007 and 2006, respectively.  For additional information on our accounting for share-based compensation, see Note 2 to the consolidated financial statements.  Under the Plan, employees and non-employees may also be granted ISOs to purchase common stock at not less than the fair value on the date of the grant, of which none have been granted to date.

Under the Plan, employees and non-employees may be awarded shares of restricted stock or restricted stock units, which generally vest over a four-year period, with first vesting on the anniversary of the grant date.  In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered.  Holders of restricted stock, and restricted stock units, if specified in the award agreements, have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions, although the current holders of restricted stock units do not have such rights.  Restricted shares under the Plan also may be purchased and placed “on deposit” by executive officers pursuant to the 2001 Deposit Share Plan.  Shares purchased under this Deposit Share Plan receive a 50% match in restricted shares (“Award Shares”).  These Award Shares vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares.  Compensation expense related to our restricted stock and restricted stock unit awards and restricted shares matched at 50% pursuant to the Deposit Share Plan was $2,022, $954 and $127 for fiscal 2008, 2007 and 2006, respectively.

Our historical approach to long-term incentives primarily had been the granting of non-qualified stock options.  Prior to fiscal 2007, under the Plan, awards and grants made to employees as part of our annual equity incentive award program and to non-employee directors for initial and annual grants as part of our non-employee directors’ compensation program consisted solely of non-qualified stock option grants.  Since fiscal 2007, as permitted by the Plan, the Compensation Committee of our Board of Directors has awarded a blend of non-qualified stock option grants and restricted stock awards (restricted stock units for our non-United States employees) to eligible employees and non-employee directors according to an approximate three-to-one ratio of non-qualified stock options granted to shares of restricted stock or restricted stock units awarded.  Our Compensation Committee made these decisions primarily to address the financial impact of the expensing of equity-based compensation now required pursuant to SFAS 123R, as well as to provide a more competitive balance of equity incentives being awarded to our employees and non-employee directors under the 2000 Equity Incentive Plan.

EMPLOYEE STOCK PURCHASE PLAN

In March 2008, our stockholders approved our 2007 Cabot Microelectronics Employee Stock Purchase Plan (the “ESPP Plan”), which amended the ESPP Plan for the primary purpose of increasing the authorized shares of common stock to be purchased under the ESPP Plan from 475,000 designated shares to 975,000 shares.  The ESPP allows all full and certain part-time employees of Cabot Microelectronics and its subsidiaries to purchase shares of our common stock through payroll deductions.  Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase and a maximum dollar expenditure in any six-month offering period, and certain other criteria.  The shares are purchased at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period.  A total of 54,625, 54,180, and 49,319 shares were issued under the ESPP during fiscal 2008, 2007 and 2006, respectively.  Compensation expense related to the ESPP was $508, $446 and $344 in fiscal 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements - Continued

DIRECTORS’ DEFERRED COMPENSATION PLAN

The Directors’ Deferred Compensation Plan, as amended and restated September 23, 2008, became effective in March 2001 and applies only to our non-employee directors.  The cumulative number of shares deferred under the plan was 40,092 and 35,525 as of September 30, 2008 and 2007, respectively.  Compensation expense related to our Directors’ Deferred Compensation Plan was $156, $305 and $367 for fiscal 2008, 2007 and 2006, respectively.

ACCOUNTING FOR SHARE-BASED COMPENSATION

We record share-based compensation expense under the provisions of SFAS 123R using the straight-line approach.  We use the Black-Scholes model to estimate grant date fair value, which requires the input of highly subjective assumptions, including the price volatility of the underlying stock and the expected term of our stock options.  Under SFAS 123R, we estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We believe that implied volatility is more reflective of market conditions; however, due to the shorter length in term of the actively-traded options on our stock, we believe it to be appropriate to use a blended assumption for our stock options.  We calculate the expected term of our stock option using the simplified method as discussed in Topic 14 of the Staff Accounting Bulletin Series, “Share-Based Payment”, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement pursuant to their grants during the contractual term.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  In addition, another highly subjective assumption is the estimated forfeiture rate, which is necessary because our share-based compensation expense is based only on the awards and grants that are ultimately expected to vest.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended September 30,
	2008	2007	2006
Stock Options
Weighted–average grant date fair value	$17.74	$18.12	$17.85
Expected term (in years)	6.51	6.56	6.25
Expected volatility	43%	52%	56%
Risk-free rate of return	3.5%	4.4%	4.5%
Dividend yield	-	-	-

ESPP
Weighted-average grant date fair value	$8.74	$8.30	$7.23
Expected term (in years)	0.50	0.50	0.50
Expected volatility	33%	30%	33%
Risk-free rate of return	3.4%	5.1%	4.9%
Dividend yield	-	-	-

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

Notes to Consolidated Financial Statements - Continued

SHARE-BASED COMPENSATION EXPENSE

Total share-based compensation expense for the year ended September 30, 2008, 2007 and 2006, is as follows:

	Year Ended September 30,
Income statement classifications:	2008	2007	2006
Cost of goods sold	$1,119	$775	$648
Research, development and technical	1,226	1,131	959
Selling and marketing	1,492	1,293	1,037
General and administrative	11,230	9,647	8,020
Tax benefit	(5,367)	(4,588)	(3,809)
Total share-based compensation expense, net of tax	$9,700	$8,258	$6,855

The costs presented in the preceding table for share-based compensation expense may not be representative of the total effects on reported income for future years.  Factors that may impact future years include, but are not limited to, changes to our historical approaches to long-term incentives such as described above, the timing and number of future grants of share-based awards, the vesting period and contractual term of share-based awards and types of equity awards granted.  Further, share-based compensation may be impacted by changes in the fair value of future awards through variables such as fluctuations in and volatility of our stock price, as well as changes in employee exercise behavior and forfeiture rates.

STOCK OPTION ACTIVITY

A summary of stock option activity under the Plan as of September 30, 2008, and changes during the fiscal 2008 are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Term (in years)	(in thousands)
Outstanding at September 30, 2007	4,334,381	$43.31
Granted	380,410	36.71
Exercised	(99,159)	31.54
Forfeited or canceled	(523,237)	60.78
Outstanding at September 30, 2008	4,092,395	$40.74	6.2	$1,365

Exercisable at September 30, 2008	2,737,095	$44.20	5.4	$541

Expected to vest at September 30, 2008	1,190,760	$33.71	7.8	$739

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., for all in-the-money stock options, the difference between our closing stock price of $32.08 on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2008.  The total intrinsic value of options exercised was $871, $1,863 and $0 for fiscal 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements - Continued

The total cash received from options exercised was $3,128, $6,124 and $0 for fiscal 2008, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from options exercised was $310, $665 and $0 for fiscal 2008, 2007 and 2006, respectively.  The total fair value of stock options vested during fiscal years 2008, 2007 and 2006 was $11,848, $10,204 and $6,594, respectively.  As of September 30, 2008, there was $13,213 of total unrecognized share-based compensation expense related to unvested stock options under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.1 years.

RESTRICTED STOCK

A summary of the status of the restricted stock awards and restricted stock unit awards outstanding under the Plan as of September 30, 2008, and changes during fiscal 2008, are presented below:

	Restricted	Weighted
	Stock	Average
	Awards and	Grant Date
	Units	Fair Value

Nonvested at September 30, 2007	151,152	$32.21
Granted	131,889	36.77
Vested	(43,789)	33.09
Forfeited	(4,874)	32.95
Nonvested at September 30, 2008	234,378	$34.60

As of September 30, 2008, there was $5,294 of total unrecognized share-based compensation expense related to nonvested restricted stock awards and restricted stock units under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair values of restricted stock awards and restricted stock units vested during fiscal years 2008, 2007 and 2006 were $1,449, $293 and $203, respectively.

12.  SAVINGS PLAN

Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the “401(k) Plan”), which is a qualified defined contribution plan, covering all eligible U.S. employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan.  Participants may make elective contributions of up to 60% of their eligible compensation.  All amounts contributed by participants and earnings on these contributions are fully vested at all times.  The 401(k) Plan provides for matching and fixed non-elective contributions by the Company.  Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant’s eligible compensation and 50% of the next two percent of the participant’s eligible compensation that is contributed, subject to limitations required by government regulations.  Under the 401(k) Plan, all U.S. employees, even those who do not contribute to the 401(k) Plan, receive a contribution by the Company in an amount equal to four percent of eligible compensation, and thus are participants in the 401(k) Plan.  Participants are 100% vested in all Company contributions at all times.  The Company’s expense for the 401(k) Plan totaled $3,780, $3,643 and $3,170 for the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements - Continued

13.   OTHER INCOME, NET

Other income, net, consisted of the following:
	Year Ended September 30,
	2008	2007	2006

Interest income	$5,559	$6,117	$5,394
Interest expense	(395)	(480)	(690)
Other income (expense)	284	(2,031)	(593)
Total other income, net	$5,448	$3,606	$4,111

The increase in other income in fiscal 2008 is primarily due to the absence of a $2,052 pretax write-off of our minority equity investment in NanoProducts Corporation (NPC) recorded during the third quarter of fiscal 2007.  NPC had entered into third-party funding arrangements that we believed significantly reduced the likelihood that we would recover the value of our investment.  Accordingly, we recorded an impairment which reduced the carrying value of our investment to zero.

14.   STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity over the past three years:

	Number of Shares
	Common Stock	Treasury Stock
September 30, 2005	25,198,809	774,020
Restricted stock under Deposit Share Plan, net of forfeitures	6,591
Common stock under ESPP	49,319
Repurchases of common stock		523,147

September 30, 2006	25,254,719	1,297,167
Exercise of stock options	189,457
Restricted stock under Equity Incentive Plan, net of forfeitures	129,371
Restricted stock under Deposit Share Plan	8,003
Common stock under ESPP	54,180
Repurchases of common stock		330,170

September 30, 2007	25,635,730	1,627,337
Exercise of stock options	99,159
Restricted stock under Equity Incentive Plan, net of forfeitures	110,767
Restricted stock under Deposit Share Plan	6,709
Common stock under ESPP	54,625
Repurchases of common stock		1,056,472

September 30, 2008	25,906,990	2,683,809

COMMON STOCK

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of Cabot Microelectronics’ stockholders.  Common stockholders are entitled to receive ratably the dividends, if any, as may be declared by the Board of Directors.  The number of authorized shares of common stock is 200,000,000 shares.

Notes to Consolidated Financial Statements - Continued

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

SHARE REPURCHASES

In October 2005 we announced that our Board of Directors had authorized a share repurchase program for up to $40,000 of our outstanding common stock.  We completed this share repurchase authorization during the quarter ended December 31, 2007.  In January 2008, we announced that our Board of Directors had authorized a new share repurchase program for up to $75,000 of our outstanding common stock.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.   During fiscal 2008, we repurchased a total of 1,056,472 shares of common stock under these programs at a cost of $39,001.  During fiscal 2007, we repurchased 330,170 shares of common stock at a cost of $9,995.  During fiscal 2006, we repurchased 523,147 shares of common stock at a cost of $15,996.  For additional information on share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

15.  INCOME TAXES

Income before income taxes was as follows:

	Year Ended September 30,
	2008	2007	2006

Domestic	$44,912	$36,681	$39,759
Foreign	9,978	12,693	8,765
Total	$54,890	$49,374	$48,524

Taxes on income consisted of the following:

	Year Ended September 30,
	2008	2007	2006
U.S. federal and state:
Current	$20,814	$17,821	$16,645
Deferred	(6,874)	(6,176)	(5,714)
Total	$13,940	$11,645	$10,931

Foreign:
Current	$2,491	$4,250	$4,388
Deferred	121	(357)	257
Total	2,612	3,893	4,645
Total U.S. and foreign	$16,552	$15,538	$15,576

Notes to Consolidated Financial Statements - Continued

The provision for income taxes at our effective tax rate differed from the provision for income taxes at the statutory rate as follows:

	Year Ended September 30,
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
U.S. benefits from research and experimentation activities	(2.2)	(0.9)	(0.2)
State taxes, net of federal effect	0.7	0.6	0.7
Tax-exempt interest income	(3.2)	(4.1)	(3.7)
Share-based compensation	0.5	1.1	-
Domestic production deduction	(0.5)	(0.2)	(0.4)
Other, net	(0.1)	-	0.7
Provision for income taxes	30.2%	31.5%	32.1%

The decrease in our effective tax rate in fiscal 2008 was primarily due to higher research and experimentation credits and a reduction in taxable share-based compensation expense compared to fiscal 2007.  These decreases were partially offset by a reduction in our tax exempt interest income.  During fiscal 2008, the U.S. Congress passed a bill that extended the credit for research and experimentation through calendar 2009.

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

The total amount of gross unrecognized tax benefits as of October 1, 2007, the date of adoption of FIN 48, was $464.  We recognize interest and penalties related to uncertain tax positions as income tax expense in our financial statements.  The gross amount of interest and penalties accrued at the date of adoption was $45.  During the fiscal quarter ended June 30, 2008, we reduced our FIN 48 liability for unrecognized tax benefits by $219 as the federal statute of limitations relating to our fiscal 2004 tax return had expired, which had a favorable impact on our effective tax rate.  There have been no material changes to the interest and penalties accrued during the fiscal year ended September 30, 2008.

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

Notes to Consolidated Financial Statements - Continued

Significant components of deferred income taxes were as follows:

	September 30,
	2008	2007
Deferred tax assets:
Employee benefits	$2,171	$1,799
Inventory	2,420	1,298
Depreciation and amortization	(31)	162
Product warranty	353	232
Bad debt reserve	144	226
Share-based compensation expense	11,931	7,080
Other, net	449	449
Total deferred tax assets	$17,437	$11,246

Deferred tax liabilities:
Depreciation and amortization	$(1,613)	$552
Translation adjustment	1,483	(209)
Other, net	2,024	1,356
Total deferred tax liabilities	$1,894	$1,699

16.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the recently issued Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  Although no trial date has been set, we currently expect trial in this matter to occur sometime in the summer of 2009.  While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and we intend to pursue and defend them vigorously.

Notes to Consolidated Financial Statements - Continued

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during fiscal 2008 as follows:

Balance as of September 30, 2007	$527
Reserve for product warranty during the reporting period	962
Adjustments to pre-existing warranty reserve	-
Settlement of warranty	(626)
Balance as of September 30, 2008	$863

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

We evaluate estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies” as interpreted by FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not experienced material costs as a result of such obligations and as of September 30, 2008, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of a material obligation is probable.

LEASE COMMITMENTS

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, all of which expire within four years from now and may be renewed by us.  Rent expense under such arrangements during fiscal 2008, 2007 and 2006 totaled $1,726, $1,612 and $1,221, respectively.

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

Notes to Consolidated Financial Statements - Continued

Future minimum rental commitments under noncancelable leases as of September 30, 2008 are as follows:

Fiscal Year	Operating	Capital

2009	$1,288	$1,354
2010	737	1,354
2011	404	1,354
2012	18	10
2013	-	3
Thereafter	-	-
	$2,447	4,075
Amount related to interest		(428)
Capital lease obligation		$3,647

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.

We purchase fumed silica primarily under a fumed silica supply agreement with Cabot Corporation that became effective in January 2004, and was amended in September 2006 and in April 2008, the latter of which extended the termination date of the agreement from December 2009 to December 2012 and also changed the pricing and some other non-material terms of the agreement to the benefit of both parties.  The agreement will automatically renew unless either party gives notice of non-renewal.  We are generally obligated to purchase fumed silica for at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain non-material minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  We currently anticipate meeting minimum forecasted purchase volume requirements.  We also operate under a fumed alumina supply agreement with Cabot Corporation which runs through December 2011.  Purchase obligations include $14,884 of contractual commitments for fumed silica and fumed alumina under these contracts.

Notes to Consolidated Financial Statements - Continued

17.  EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Year Ended September 30,
	2008	2007	2006
Numerator:
Earnings available to common shares	$38,338	$33,836	$32,948

Denominator:
Weighted average common shares	23,315,072	23,748,158	24,228,118
(Denominator for basic calculation)
Weighted average effect of dilutive securities:
Share-based compensation	33,195	6,044	268
Diluted weighted average common shares	23,348,267	23,754,202	24,228,386
(Denominator for diluted calculation)

Earnings per share:
Basic	$1.64	$1.42	$1.36
Diluted	$1.64	$1.42	$1.36

For the twelve months ended September 30, 2008, 2007, and 2006, approximately 2.7 million, 3.0 million and 3.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

Notes to Consolidated Financial Statements - Continued

18.  FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped.  Financial information by geographic area was as follows:

	Year Ended September 30,
	2008	2007	2006
Revenue:
United States	$71,395	$70,110	$65,951
Asia	276,387	239,254	226,520
Europe	27,287	28,841	28,324
Total	$375,069	$338,205	$320,795
Property, plant and equipment, net:
United States	$70,972	$75,618	$82,855
Asia	44,864	41,786	45,609
Europe	7	1,050	1,712
Total	$115,843	$118,454	$130,176

The following table shows revenue from customers in foreign countries that accounted for more than ten percent of our total revenue in fiscal 2008, 2007 and 2006:

	Year Ended September 30,
	2008	2007	2006
Revenue:
Taiwan	$109,282	$97,583	$87,834
Japan	47,642	44,535	43,627
Korea	43,653	*	*
* Denotes less than ten percent of total revenue

More than ten percent of our net property, plant and equipment is located in Japan, having a net book value of $42,732, $37,850 and $40,298 at September 30, 2008, 2007 and 2006, respectively.

SELECTED QUARTERLY OPERATING RESULTS

The following table presents our unaudited financial information for the eight quarterly periods ended September 30, 2008.  This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods.  The results for any quarter are not necessarily indicative of results for any future period.

CABOT MICROELECTRONICS CORPORATION
SELECTED QUARTERLY OPERATING RESULTS
(Unaudited and in thousands, except per share amounts)

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2008	2008	2008	2007	2007	2007	2007	2006

Revenue	$90,156	$97,047	$94,488	$93,378	$90,379	$89,023	$76,987	$81,816
Cost of goods sold	48,141	51,638	52,212	48,605	45,983	46,552	43,188	42,501

Gross profit	42,015	45,409	42,276	44,773	44,396	42,471	33,799	39,315

Operating expenses:
Research, development and technical	12,572	12,730	12,432	11,421	12,209	12,033	13,481	12,247
Selling and marketing	7,914	7,176	6,907	6,284	6,518	6,469	5,847	5,476
General and administrative	11,258	12,642	12,856	10,839	11,584	9,387	9,537	9,425
Total operating expenses	31,744	32,548	32,195	28,544	30,311	27,889	28,865	27,148

Operating income	10,271	12,861	10,081	16,229	14,085	14,582	4,934	12,167
Other income (expense), net	885	1,239	1,689	1,635	1,320	(148)	1,260	1,174

Income before income taxes	11,156	14,100	11,770	17,864	15,405	14,434	6,194	13,341
Provision for income taxes	2,939	4,120	3,828	5,665	5,246	4,373	1,703	4,216

Net income	$8,217	$9,980	$7,942	$12,199	$10,159	$10,061	$4,491	$9,125

Basic earnings per share	$0.36	$0.43	$0.34	$0.51	$0.43	$0.43	$0.19	$0.38

Weighted average basic shares outstanding	23,023	23,132	23,402	23,716	23,783	23,662	23,708	23,839

Diluted earnings per share	$0.36	$0.43	$0.34	$0.51	$0.43	$0.42	$0.19	$0.38

Weighted average diluted shares outstanding	23,085	23,163	23,416	23,768	23,847	23,687	23,718	23,841

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our allowance for doubtful accounts:

Allowance For Doubtful Accounts	Balance At Beginning of Year	Additions Charged To Expenses	Deductions	Balance At End Of Year

Year ended:
September 30, 2008	$635	$(99)	$(133)	$403
September 30, 2007	551	87	(3)	635
September 30, 2006	470	92	(11)	551

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

Warranty Reserves	Balance At Beginning of Year	Reserve For Product Warranty During the Reporting Period	Adjustments To Pre-existing Warranty Reserve	Settlement of Warranty	Balance At End Of Year

Year ended:
September 30, 2008	$527	$962	$-	$(626)	$863
September 30, 2007	924	106	(314)	(189)	527
September 30, 2006	1,426	989	-	(1,491)	924

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

In addition, the Audit Committee of the Board of Directors provides general oversight responsibility for the financial statements.  Composed entirely of Directors who are independent and not employees of the Company, the Committee meets periodically with the Company’s management, internal auditors and the independent registered public accounting firm to review the quality of financial reporting and internal controls, as well as results of auditing efforts.  The internal auditors and independent registered public accounting firm have full and direct access to the Audit Committee, with and without management present.

/s/ William P. Noglows

William P. Noglows
Chief Executive Officer

/s/ William S. Johnson

William S. Johnson
Chief Financial Officer

/s/ Thomas S. Roman

Thomas S. Roman
Principal Accounting Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of September 30, 2008.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company is made known to senior management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.  The effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee and identification of an audit committee financial expert is incorporated by reference from the information contained in the sections captioned "Election of Directors" and “Board Structure and Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2009 (the "Proxy Statement”).  In addition, for information with respect to the executive officers of our Company, see "Executive Officers" at the end of Part I of this Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     Shown below is information as of September 30, 2008, with respect to the shares of common stock that may be issued under Cabot Microelectronics’ existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,156,596 (1)	$40.74 (1)	4,043,117 (2)

Equity compensation plans not approved by security holders	-	-	-

Total	4,156,596 (1)	$40.74 (1)	4,043,117 (2)

(1)
Column (a) includes 40,092 shares that non-employee directors, who defer their compensation under our Directors’ Deferred Compensation Plan, have the right to acquire pursuant thereto, and 24,109 shares that non-U.S. employees have the right to acquire upon the vesting of the equivalent restricted stock units that they have been awarded under our equity incentive plan.  Column (b) excludes both of these from the weighted average exercise price.

(2)	Column (c) includes 603,087 shares available for future issuance under our Employee Stock Purchase Plan.

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
            Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2008, 2007 and 2006
Consolidated Balance Sheets at September 30, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006
Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2008, 2007 and 2006
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts

3.	Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number                                Description

3.2 (16)	Amended and Restated By-Laws of Cabot Microelectronics Corporation.
3.3 (1)	Form of Amended and Restated Certificate of Incorporation of Cabot Microelectronics Corporation.
3.4 (2)	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.
4.1 (2)	Form of Cabot Microelectronics Corporation Common Stock Certificate.
4.2 (3)	Rights Agreement.
4.3 (4)	Amendment to Rights Agreement.
10.1	Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008.*
10.2	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (directors).*
10.4	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (U.S. employees (including executive officers)).*
10.5	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).*
10.6	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Award Agreement for Directors.*
10.15 (14)	Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 18, 2008.*
10.22                     Cabot Microelectronics Corporation 401(k) Plan, as amended.*
10.23                    Form of Amended and Restated Change in Control Severance Protection Agreement.**
10.28                      Directors’ Deferred Compensation Plan, as amended September 23, 2008.*
10.29 (6)
Amended and Restated Credit Agreement dated November 24, 2003 among Cabot Microelectronics Corporation, Various Financial Institutions and LaSalle Bank National Association, as Administrative Agent, and National City Bank of Michigan/Illinois, as Syndication Agent.

10.30 (5)	Form of Deposit Share Agreement.***
10.31 (5)	Amendment No. 1 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.32 (5)	Fumed Alumina Supply Agreement.+
10.33	Adoption Agreement, as amended September 23, 2008, of Cabot Microelectronics Corporation Supplemental Employee Retirement Plan.*
10.34 (10)	Code of Business Conduct.
10.36 (6)	Directors’ Cash Compensation Umbrella Program.*
10.37 (7)	Employment and Transition Agreement dated November 3, 2003.*
10.38 (7)	Employment Offer Letter dated November 2, 2003.*
10.39 (7)	Employment Offer Letter dated November 17, 2003.*
10.40 (8)	Amendment No. 2 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.
10.41 (8)	Amendment No. 3 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.
10.42 (8)	Fumed Silica Supply Agreement.+
10.43 (8)	General Release, Waiver and Covenant Not to Sue.*
10.44 (9)	Amendment as of January 17, 2005 to Four Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002, March 11, 2003 and March 9, 2004, respectively.*
10.45 (9)	Amendment as of January 29, 2005 to Three Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002 and March 11, 2003, respectively.*
10.46 (13)	Non-Employee Directors’ Compensation Summary as of March, 2007.*
10.47 (11)	Asset Purchase Agreement by and among Cabot Microelectronic Corporation, QED Technologies International, Inc., QED Technologies, Inc., Don Golini and Lowell Mintz dated June 15, 2006.
10.48 (11)	Technology Asset Purchase Agreement dated June 15, 2006 by and among Cabot Microelectronics Corporation, QED Technologies International, Inc., and Byelocorp Scientific, Inc.
10.49 (12)	Amendment No. 1 to Fumed Silica Supply Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.50 (15)	Amendment No. 2 to Fumed Silica Supply Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.51	First Amendment to the Employment Offer Letter dated November 2, 2003.*
10.52	First Amendment to the Employment Offer Letter dated November 23, 2003.*
10.53	Cabot Microelectronics Corporation Supplemental Employee Retirement Plan, as amended.*
10.54	Cabot Microelectronics Corporation Annual Incentive and Sales Incentive Programs.*
21.1	Subsidiaries of Cabot Microelectronics Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(14) Filed as Appendix A, and incorporated by reference from the Registrant’s Definitive Proxy Statement (No. 000-30205) filed with the Commission on January 18, 2008.

(15) Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 8, 2008.

(16) Filed as an exhibit to, and incorporated by reference from the Registrant’s Current Report on Form 8-K (No. 000-30205) filed with the Commission on September 24, 2008.

*     Management contract, or compensatory plan or arrangement.

**  Substantially similar change in control severance protection agreements have been entered into with William P. Noglows, H. Carol Bernstein, William S. Johnson, Daniel J. Pike, Thomas S. Roman, Stephen R. Smith, Clifford L. Spiro, Adam F. Weisman, Daniel S. Wobby, Yumiko Damashek and David H. Li, with differences only in the amount of payments and benefits to be received by such persons.

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

CABOT MICROELECTRONICS CORPORATION

Date: November 25, 2008                                                                   /s/ WILLIAM P. NOGLOWS
William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Principal Executive Officer]

Date: November 25, 2008                                                                   /s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: November 25, 2008                                                                   /s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 25, 2008                                                                     /s/ WILLIAM P. NOGLOWS
  William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Director]

Date: November 25, 2008                                                                     /s/ ROBERT J. BIRGENEAU*
Robert J. Birgeneau
[Director]

Date: November 25, 2008                                                                     /s/ JOHN P. FRAZEE, JR.*
John P. Frazee, Jr.
[Director]

Date: November 25, 2008                                                                     /s/ H. LAURANCE FULLER*
H. Laurance Fuller
[Director]

Date: November 25, 2008                                                                     /s/ BARBARA A. KLEIN*
Barbara A. Klein
[Director]

Date: November 25, 2008                                                                     /s/ EDWARD J. MOONEY*
Edward J. Mooney
[Director]

Date: November 25, 2008                                                                     /s/ STEVEN V. WILKINSON*
Steven V. Wilkinson
[Director]

Date: November 25, 2008                                                                     /s/ BAILING XIA*
Bailing Xia
[Director]

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.