Form 10-Q
period 2008-12-31
CABOT MICROELECTRONICS CORP
filed 2009-02-05
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2008

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

As of January 30, 2009, the Company had 23,397,407 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

Index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2008	2007

Revenue	$63,017	$93,378

Cost of goods sold	34,311	48,605

Gross profit	28,706	44,773

Operating expenses:
Research, development and technical	12,114	11,421
Selling and marketing	5,973	6,284
General and administrative	11,326	10,839
Total operating expenses	29,413	28,544

Operating income (loss)	(707)	16,229

Other income, net	876	1,635
Income before income taxes	169	17,864

Provision for income taxes	53	5,665

Net income	$116	$12,199

Basic earnings per share	$0.01	$0.51

Weighted average basic shares outstanding	23,020	23,716

Diluted earnings per share	$0.01	$0.51

Weighted average diluted shares outstanding	23,026	23,768

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2008	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$218,148	$221,467
Short-term investments	4,950	4,950
Accounts receivable, less allowance for doubtful accounts of $337 at December 31, 2008,
and $403 at September 30, 2008	33,488	41,630
Inventories	57,700	47,466
Prepaid expenses and other current assets	10,270	10,714
Deferred income taxes	4,319	4,365
Total current assets	328,875	330,592

Property, plant and equipment, net	119,861	115,843
Goodwill	7,069	7,069
Other intangible assets, net	8,034	8,712
Deferred income taxes	9,957	11,178
Other long-term assets	4,083	4,043
Total assets	$477,879	$477,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,857	$13,885
Capital lease obligations	1,148	1,129
Accrued expenses, income taxes payable and other current liabilities	15,283	22,787
Total current liabilities	28,288	37,801

Capital lease obligations	2,223	2,518
Other long-term liabilities	3,498	2,885
Total liabilities	34,009	43,204

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 26,054,004 shares at December 31, 2008, and 25,906,990 shares at September 30, 2008	26	26
Capital in excess of par value of common stock	202,426	198,022
Retained earnings	323,238	323,122
Accumulated other comprehensive income	8,505	3,054
Treasury stock at cost, 2,698,160 shares at December 31, 2008, and 2,683,809 shares at September 30, 2008	(90,325)	(89,991)
Total stockholders’ equity	443,870	434,233

Total liabilities and stockholders’ equity	$477,879	$477,437

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$116	$12,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,166	6,359
Share-based compensation expense	4,234	3,494
Deferred income tax expense (benefit)	1,468	(1,733)
Non-cash foreign exchange gain	(4,847)	(1,290)
(Gain)/loss on disposal of property, plant and equipment	81	(12)
Impairment of property, plant and equipment	81	-
Other	(2,245)	730
Changes in operating assets and liabilities:
Accounts receivable	10,547	2,737
Inventories	(7,920)	(3,609)
Prepaid expenses and other assets	1,150	(492)
Accounts payable	(2,956)	(2,602)
Accrued expenses, income taxes payable and other liabilities	(8,488)	237
Net cash provided by (used in) operating activities	(2,613)	16,018

Cash flows from investing activities:
Additions to property, plant and equipment	(2,341)	(5,599)
Purchases of short-term investments	-	(139,875)
Proceeds from the sale of short-term investments	-	142,980
Net cash used in investing activities	(2,341)	(2,494)

Cash flows from financing activities:
Repurchases of common stock	(334)	(14,004)
Net proceeds from issuance of stock	169	418
Principal payments under capital lease obligations	(276)	(261)
Net cash used in financing activities	(441)	(13,847)

Effect of exchange rate changes on cash	2,076	383
Increase (decrease) in cash	(3,319)	60
Cash and cash equivalents at beginning of period	221,467	54,557
Cash and cash equivalents at end of period	$218,148	$54,617

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$574	$2,699
Issuance of restricted stock	3,727	4,281

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby enabling IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.  We believe we are the world’s leading supplier of slurries for IC devices.  We also develop, manufacture and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area.  In addition, we develop, produce and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue a variety of other demanding surface modification applications outside of the semiconductor and hard disk drive industries for which our capabilities and knowledge may provide value in improved surface performance or productivity.  For additional information, refer to Part 1, Item 1, “Business”, in our annual report on Form 10-K for the fiscal year ended September 30, 2008.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of December 31, 2008, cash flows for the three months ended December 31, 2008, and December 31, 2007, and results of operations for the three months ended December 31, 2008, and December 31, 2007.  The results of operations for the three months ended December 31, 2008, may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2009.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2008.  We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP consumables.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of December 31, 2008.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

On October 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157) for all financial assets and financial liabilities.  SFAS 157 establishes a common definition for fair value in generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  On October 1, 2008, we also adopted FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we have not yet adopted the provisions of SFAS 157 that relate to non-financial assets and non-financial liabilities.

On October 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 allows measurement at fair value of eligible financial assets and financial liabilities that are not otherwise measured at fair value on an instrument-by-instrument basis (the “fair value option”).  We did not elect the fair value option for any financial assets or financial liabilities that were not previously required to be measured at fair value.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

SFAS 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 establishes a three-level hierarchy for disclosure based on the extent and level of judgment used to estimate fair value.  Level 1 inputs consist of valuations based on quoted market prices in active markets for identical assets or liabilities.  Level 2 inputs consist of valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in an inactive market, or other observable inputs.  Level 3 inputs consist of valuations based on unobservable inputs that are supported by little or no market activity.

The following table presents financial assets that we measured at fair value on a recurring basis at December 31, 2008.  As permitted under the relevant pronouncements, we have chosen to not measure any of our financial liabilities at fair value in accordance with SFAS 157 and SFAS 159 as we believe our financial liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified these assets in accordance with the fair value hierarchy set forth in SFAS 157.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$218,148	$-	$-	$218,148
Auction rate securities (ARS)	-	-	8,166	8,166
Total	$218,148	$-	$8,166	$226,314

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.

Our ARS investments at December 31, 2008 consisted of two tax exempt municipal debt obligations.  We experienced our first failed auction in February 2008, and since that time the auctions of two of our ARS have continued to fail.  Despite the failed auctions, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities. However, the credit rating of one security (with a par value of $3,450) was downgraded during our second quarter of fiscal 2008.  Both of our ARS (including the downgraded security) were insured at the time of purchase to obtain a credit rating of AAA.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model included projected cash flows from interest and principle payments and the weighted probabilities of future successful auctions or debt refinancing.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate and a municipal swap index published by the Securities Industry and Financial Markets Association.

Based on our fair value assessment, we determined that one ARS continues to be temporarily impaired as of December 31, 2008.  This security has a fair value of $3,216 (par value $3,450) and has been classified as a long-term asset in Other Long-Term Assets on the Consolidated Balance Sheet.  See Note 5 for more information on this investment.  We believe that this ARS is not permanently impaired because in the event of default by the municipality, the insurance provider would pay interest and principle following the original repayment schedule and we have the intent and ability to hold this investment until the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of December 31, 2008.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

3. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2008	2008

Raw materials	$30,543	$21,378
Work in process	4,502	4,628
Finished goods	22,655	21,460
Total	$57,700	$47,466

The increase in inventories during the three months ended December 31, 2008 is primarily due to raw materials that have been purchased under our supply agreements which have minimum volume purchase requirements based on a six-month forecast.  The decrease in demand for our products and our corresponding reduction in production occurred faster than we were able to reduce the forecast of raw materials, causing an increase in raw material inventory levels.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $7,069 as of December 31, 2008, and September 30, 2008.

The components of other intangible assets are as follows:

	December 31, 2008		September 30, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$5,380	$1,345	$5,380	$1,210
Acquired patents and licenses	8,000	5,255	8,000	4,716
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	1,457	1,393	1,457	1,389

Total other intangible assets subject to amortization	17,387	10,543	17,387	9,865

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$18,577	$10,543	$18,577	$9,865

*       Total other intangible assets not subject to amortization primarily consist of trade names.

Amortization expense was $678 and $720 for the three months ended December 31, 2008 and 2007, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated amortization expense
Remainder of 2009	$986
2010	854
2011	847
2012	847
2013	847

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill and indefinite lived intangible assets is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors and tax rates, among others. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.

We completed our annual impairment test during our fourth quarter of fiscal 2008 and determined that no impairment existed as of that time period.  Based upon the continued deterioration of the global economy and acceleration of a softening of demand for our products driven by the global economic downturn, we concluded that sufficient indicators existed to have us perform an interim impairment analysis at December 31, 2008.  Our impairment analysis at December 31, 2008 included revised estimates of future revenue and income projections given the current economic environment and revised discount rates given the current instability in the credit markets.  Our impairment analysis also included a sensitivity analysis using a hypothetical 10% decrease in expected future cash flows and a hypothetical 10% increase in the discount rate.  We determined our goodwill and indefinite lived intangible assets were not impaired under any of these circumstances.

Intangible assets with finite lives are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  As a result of the impairment indicators described above, we tested our intangible assets with finite lives for impairment during our fiscal quarter ended December 31, 2008 and determined there was no impairment.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

5. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	December 31,	September 30,
	2008	2008

Long-term investments	$3,216	$3,216
Other long-term assets	867	827
Total	$4,083	$4,043

As discussed in Note 2 of this Form 10-Q, one of the two ARS that we owned as of December 31, 2008 is classified as a long-term asset.  The security is credit enhanced with bond insurance to a AAA rating and all interest payments continue to be received on a timely basis.  Although we believe this security will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the security in our next business cycle (which for us is generally one year).  We maintained a $234 pretax reduction ($151 net of tax) in fair value on this security, which is consistent with the fair value reduction as of September 30, 2008. We continue to believe this decline in fair value is temporary based on our current cash position, our expected future cash flow, our unused debt capacity, the nature of the underlying debt, the presence of AAA-rated insurance, our expectation that the issuer may refinance its debt, the fact that all interest payments have been received, and our intention and ability to hold the security until the value recovers, which may be at maturity.

6. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31,	September 30,
	2008	2008

Accrued compensation	$7,655	$16,206
Goods and services received, not yet invoiced	1,532	2,060
Warranty accrual	265	863
Taxes, other than income taxes	1,188	998
Other	4,643	2,660
Total	$15,283	$22,787

The decrease in accrued compensation resulted primarily from the payment of our annual bonus related to fiscal year ended September 30, 2008.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

7. CONTINGENCIES

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  On January 27, 2009, we filed a motion for summary judgment on DA Nano’s infringement of certain of the patents at issue in the suit, because we believe the evidence demonstrates that there is no dispute of material fact as to DA Nano’s infringement of all of these patents with DA Nano’s accused products used for tungsten CMP.  On the same date, DA Nano filed a motion for summary judgment on non-infringement and invalidity of certain of the patents at issue in the suit.  Although no trial date has been set, prior to the parties’ filing of their respective motions, we had expected trial in this matter to occur sometime during calendar 2009.  However, the existence of the respective motions for summary judgment may cause a later trial schedule.  While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and we intend to pursue and defend them vigorously.

Refer to Note 16 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during our first quarter of fiscal 2009 as follows:

Balance as of September 30, 2008	$863
Reserve for product warranty during the reporting period	227
Adjustments to pre-existing warranty reserve	(461)
Settlement of warranty	(364)
Balance as of December 31, 2008	$265

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

8. SHARE-BASED COMPENSATION PLANS
We record share-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the straight-line approach.  We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 26, 2006 (“2000 Equity Incentive Plan”); our Cabot Microelectronics Corporation Employee Stock Purchase Plan, which was amended to become the Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan and approved by our shareholders on March 4, 2008; and, pursuant to our 2000 Equity Incentive Plan, our Directors’ Deferred Compensation Plan, as amended September 26, 2006 and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 11 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008.

We record share-based compensation expense for all of our share-based awards including stock options, restricted stock, restricted stock units and employee stock purchases.  We use the Black-Scholes model to estimate the grant date fair value of our stock options and employee stock purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock and the expected term of our stock options.  We estimate the expected volatility of our stock based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using the simplified method as discussed in Topic 14 of the Staff Accounting Bulletin Series, “Share-Based Payment”, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement pursuant to their grants during the contractual term.  The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of grant.  Share-based compensation expense related to stock option grants, restricted stock and restricted stock unit awards is recorded net of expected forfeitures.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.

Share-based compensation expense under SFAS 123R for the three months ended December 31, 2008, and 2007, was as follows:

	Three Months Ended
	December 31,
	2008	2007

Cost of goods sold	$346	$249
Research, development and technical	388	301
Selling and marketing	419	352
General and administrative	3,081	2,592
Total share-based compensation expense	4,234	3,494
Tax benefit	1,513	1,244
Total share-based compensation expense, net of tax	$2,721	$2,250

For additional information regarding the estimation of fair value, refer to Note 11 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended
	December 31,
	2008	2007

Interest income	$734	$1,942
Interest expense	(101)	(105)
Other income (expense)	243	(202)
Total other income, net	$876	$1,635

The decrease in interest income during the three months ended December 31, 2008 was primarily due to lower interest rates earned on our cash and short-term investments compared to the same quarter in fiscal 2008.

10. COMPREHENSIVE INCOME

        The components of comprehensive income were as follows:
	Three Months Ended
	December 31,
	2008	2007

Net income	$116	$12,199
Other comprehensive income:
Net unrealized gain on derivative instruments	9	9
Foreign currency translation adjustment	5,441	1,338
Minimum pension liability adjustment	1	4
Total comprehensive income	$5,567	$13,550

The $5,441 foreign currency translation adjustment, net of taxes of $2,558, resulted primarily from the general weakening of the U.S. dollar relative to the Japanese Yen.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. INCOME TAXES

Our effective income tax rate of 31.4% for the three months ended December 31, 2008 was slightly less than the 31.7% for the three months ended December 31, 2007.  The decrease in the effective tax rate was primarily due to the reinstatement of the research and experimentation tax credit, partially offset by a decrease in tax-exempt interest income.

There were no material changes to our liability for uncertain tax positions, as defined by Financial Interpretation No. 48, or for tax periods open to examination during the three months ended December 31, 2008.

12. EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	December 31,
	2008	2007
Numerator:
Earnings available to common shares	$116	$12,199

Denominator:
Weighted average common shares	23,019,620	23,716,490
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	6,469	51,586
Diluted weighted average common shares	23,026,089	23,768,076
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.01	$0.51

Diluted	$0.01	$0.51

For the three months ended December 31, 2008 and 2007, approximately 4.1 million and 2.0 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

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

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; uses and investment of the Company’s cash balance; the construction of facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2008, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2009 OVERVIEW

The global economy is in recession and we first began to see significant adverse effects of this in our fourth quarter of fiscal 2008 as the reduction in end user demand for IC devices caused semiconductor manufacturers to reduce their production, which reduced the demand for our CMP consumable products.  We believe our financial results for the first quarter of fiscal 2009 reflect the continuation and acceleration of a softening of demand for our products driven by the global economic downturn. We believe the decline in our revenue generally was consistent with the decrease in overall semiconductor industry demand.  Since the primary driver of revenue for our CMP consumable products is wafer starts, the decreased production by our customers has adversely affected us, and we believe will continue to adversely affect us for the foreseeable future.  There are many factors that make it difficult for us to predict future revenue trends for our business, including: the duration of the global economic downturn; the cyclical nature of the semiconductor industry; potential future acquisitions by us; the short order to delivery time for our products and the associated lack of visibility to future customer orders; and quarter to quarter changes in customer orders regardless of industry strength.

To address the impact of the economic downturn on our business, we have taken actions intended to improve and optimize our operating effectiveness and reduce our costs.  For example, we have shortened work schedules in our global CMP consumables operations to more closely match production of our products with demand from our customers.  With this approach, we retain the flexibility to ramp our production up or down to meet customer demand while managing our production costs.  In addition, we have instituted certain other cost reduction initiatives.  Since we believe the skills and expertise of our employees are key to our Company’s success, our initial cost management actions have been directed at minimizing expenses without incurring an extensive workforce reduction, but we are prepared to take more severe actions in the future if appropriate.

Index

Revenue for our first quarter of fiscal 2009 was $63.0 million, which represented a decrease of 32.5%, or $30.4 million, from the first quarter of fiscal 2008 and a decrease of 30.1%, or $27.1 million, from the previous fiscal quarter.  The largest reduction in demand came from the foundry segment of the semiconductor industry, which represents a significant portion of our business.  We experienced substantial declines in demand from memory and logic device customers as well. We believe the significant decrease in revenue is primarily due to the worldwide economic slowdown and is generally consistent with the overall decrease in demand in the semiconductor industry.  Based on continued economic uncertainty, planned plant shutdowns by some of our customers, and normal seasonal softness, we believe that it is likely that our revenue will decline further during our second quarter of fiscal 2009.

Gross profit expressed as a percentage of revenue for our first quarter of fiscal 2009 was 45.6%.  Gross profit decreased from both the 47.9% reported in the first quarter of fiscal 2008 and the 46.6% reported in the previous fiscal quarter primarily due to lower utilization of our manufacturing capacity on the significantly lower level of sales, partially offset by higher manufacturing yields for both CMP slurries and pads.  Our gross profit percentage guidance remains in the range of 46% to 48% for the full fiscal year 2009.  We may experience quarterly gross profit above or below our annual guidance range, as we experienced in our first quarter of fiscal 2009, due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix.

Operating expenses were $29.4 million in our first quarter of fiscal 2009, compared to $28.5 million in the first quarter of fiscal 2008 and $31.7 million in the previous fiscal quarter.  The increase in operating expenses from the same quarter in the prior year was mainly due to increased costs for clean room materials and higher professional fees, partially offset by lower staffing related costs.  The decrease from the previous fiscal quarter was primarily driven by lower staffing related costs.  Reflecting our cost reduction efforts, we currently expect operating expenses will be in the range of $110 million to $115 million for full year fiscal 2009, excluding the effects of our pending acquisition of Epoch Material Co., Ltd. (Epoch), which is lower than our prior guidance of $120 million to $125 million.

Diluted earnings per share for our first fiscal quarter was $0.01, a decrease from the $0.51 per share reported in the first quarter of fiscal 2008 and from the $0.36 per share reported in the previous fiscal quarter as a result of the factors discussed above.  Although we have instituted cost reduction initiatives, the continued economic uncertainty and potential further decline in our revenue could cause us to operate in a net loss position during our second quarter of fiscal 2009.

In support of our strategy to strengthen and grow our core CMP consumables business, in December 2008, we announced that we had entered into a definitive agreement to acquire the shares of Epoch, a consolidated subsidiary of Eternal Chemical Co., Ltd. (Eternal).  Epoch is a Taiwan-based company specializing in the development, manufacture and sale of copper CMP slurries and CMP cleaning solutions to the semiconductor industry, and color filter slurries to the liquid crystal display (LCD) industry.  Epoch has a strong presence in Taiwan, which we believe is the largest geographic region for CMP slurry demand.  The total purchase price of the acquisition is $66 million, subject to certain adjustments, which we intend to pay in cash from our available cash.  Under the share purchase agreement, we expect to initially pay $59.4 million and obtain 90% of Epoch’s stock upon closing, with the remaining $6.6 million to be paid to Eternal eighteen months later.  During this interim period, Eternal will hold the remaining 10% interest in Epoch. The completion of the transaction is subject to customary closing conditions and regulatory approvals and we expect the transaction will close in our second quarter of fiscal 2009.

Index

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008.  We believe there have been no material changes in our critical accounting estimates during the first fiscal quarter of 2009 except for the following discussion of goodwill and intangible assets.  See Note 2 and Note 13 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill and indefinite lived intangible assets is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors and tax rates, among others. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.

We completed our annual impairment test during our fourth quarter of fiscal 2008 and determined that no impairment existed as of that time period.  Based upon the continued deterioration of the global economy and acceleration of a softening of demand for our products driven by the global economic downturn, we concluded that sufficient indicators existed to have us perform an interim impairment analysis at December 31, 2008.  Our impairment analysis at December 31, 2008 included revised estimates of future revenue and income projections given the current economic environment and revised discount rates given the current instability in the credit markets.  We determined our goodwill and indefinite lived intangible assets were not impaired as of December 31, 2008.

Intangible assets with finite lives are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  As a result of the impairment indicators described above, we tested our intangible assets with finite lives for impairment during our fiscal quarter ended December 31, 2008 and determined there was no impairment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008, VERSUS THREE MONTHS ENDED DECEMBER 31, 2007

REVENUE

Revenue was $63.0 million for the three months ended December 31, 2008, which represented a 32.5%, or $30.4 million, decrease from the three months ended December 31, 2007.  Of this decrease, $36.5 million was due to decreased sales volume driven by the significant weakening of demand for our products by our customers due to the global economic downturn which has negatively impacted end user demand for IC devices.  This decrease in demand was partially offset by $5.0 million due to a higher weighted average selling price for our slurry products primarily resulting from a higher-priced product mix and $1.1 million due to the effect of foreign exchange rate changes.  We believe this reduction in demand for our products will continue for some time.  Consequently, based on continued economic uncertainty, planned plant shutdowns by some of our customers, and normal seasonal softness, we believe it is likely that our revenue will decline further during the second quarter of fiscal 2009.

Index

COST OF GOODS SOLD

Total cost of goods sold was $34.3 million for the three months ended December 31, 2008, which represented a decrease of 29.4%, or $14.3 million, from the three months ended December 31, 2007.  Of this decrease, $19.0 million was due to decreased sales volume due to the global economic downturn and $1.9 million was due to higher manufacturing yields in our CMP slurry and pad production.  These cost decreases were partially offset by a $3.8 million cost increase due to lower utilization of our manufacturing capacity on the decreased level of sales and $2.6 million due to a higher-cost product mix.

The significant decrease in demand for our products due to the global economic downturn has caused us to take actions to reduce costs.  We have shortened work schedules in our manufacturing operations on a global basis to reduce production costs while maintaining the flexibility to increase or decrease production levels in the future to meet customer demand for our products.  We have also reduced annual, merit-based salary increases, restricted travel and taken other steps to reduce or eliminate certain discretionary expenses.  These actions are intended to improve our operating effectiveness during the current economic downturn.  We are prepared to take additional actions as needed if this soft economic environment continues or worsens.

Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see “Tabular Disclosure of Contractual Obligations” in this filing as well as in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008.

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties.  Future arrangements may result in costs which are different from those in the existing agreements.  In addition, energy costs may also impact the cost of raw materials, packaging, freight and labor costs.  We also expect to continue to invest in our operations excellence initiative to improve product quality, reduce variability and improve product yields in our manufacturing process.

GROSS PROFIT

Our gross profit as a percentage of revenue was 45.6% for the three months ended December 31, 2008, as compared to 47.9% for the three months ended December 31, 2007.  The decrease was primarily due to lower utilization of our manufacturing capacity on the significantly lower level of sales partially offset by favorable production yields and a favorable product mix.  Although current economic conditions make it difficult to predict full year results, we continue to believe that our gross profit as a percentage of revenue will be in the range of 46% to 48% for full fiscal year 2009.  Quarterly gross profit may be above or below this range, as it was during the first quarter of fiscal 2009, due to fluctuations in our product mix, the extent to which we utilize our manufacturing capacity or other factors.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $12.1 million for the three months ended December 31, 2008, which represented an increase of 6.1%, or $0.7 million, from the three months ended December 31, 2007.  The increase was primarily related to higher expenses for clean room materials and laboratory supplies.

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

Index

SELLING AND MARKETING

Selling and marketing expenses were $6.0 million for the three months ended December 31, 2008, which represented a decrease of 4.9%, or $0.3 million, from the three months ended December 31, 2007.  The decrease was primarily due to $0.4 million in lower staffing related costs, partially offset by $0.2 million in higher professional fees.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $11.3 million for the three months ended December 31, 2008, which represented an increase of 4.5%, or $0.5 million, from the three months ended December 31, 2007.  The increase resulted primarily from higher professional fees.

OTHER INCOME, NET

Other income was $0.9 million for the three months ended December 31, 2008, compared to $1.6 million in the three months ended December 31, 2007.  The decrease in other income was primarily due to $1.2 million lower interest income resulting from lower interest rates on our balances of cash and short-term investments, partially offset by $0.5 million in foreign exchange gains.  We monetized the majority of our short-term investments in auction rate securities (ARS) during fiscal 2008 and reinvested these funds into money market investments which earn interest at lower rates.  See Note 2 of the Notes to the Consolidated Financial Statements for more information on our ARS.

PROVISION FOR INCOME TAXES

Our effective income tax rate of 31.4% for the three months ended December 31, 2008 was slightly less than the 31.7% for the three months ended December 31, 2007.  The decrease in the effective tax rate was primarily due to the reinstatement of the research and experimentation tax credit, partially offset by a decrease in tax-exempt interest income, both in light of an expected decrease in taxable income due to the economic uncertainty and decrease in demand discussed above.

NET INCOME

Net income was $0.1 million for the three months ended December 31, 2008, which represented a decrease of 99.0%, or $12.1 million, from the three months ended December 31, 2007, as a result of the factors discussed above.  Although we have instituted cost reduction initiatives, the continued economic uncertainty and potential further decline in our revenue could cause us to operate in a net loss position during our second quarter of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

We used $2.6 million in cash from operating activities in the first quarter of fiscal 2009, compared to generating $16.0 million in cash from operating activities in the first quarter of fiscal 2008.  Our cash used in operating activities in the first quarter of fiscal 2009 originated from a $7.6 million decrease in cash flow due to a net increase in working capital, partially offset by $0.1 million in net income and $4.9 million in non-cash items.  The decrease in cash from operations compared to the first quarter of fiscal 2008 was primarily due to decreased net income in the quarter, the timing of accrued liability payments, including the payment of our annual bonus related to fiscal 2008, and higher inventory levels, partially offset by decreased accounts receivable balances on the decreased level of sales.

Index

In the first quarter of fiscal 2009, cash flows used in investing activities were $2.3 million representing purchases of property, plant and equipment.  In the first quarter of fiscal 2008, cash flows used in investing activities were $2.5 million representing $5.6 million for purchases of property, plant and equipment, primarily for the purchase and installation of a 300-millimeter polishing tool and related metrology equipment at our Asia Pacific technology center, partially offset by $3.1 million provided by net sales of short-term investments.  We estimate that our total capital expenditures in fiscal 2009 will be approximately $10 million, which is down from our previous estimate of $13 million.

In the first quarter of fiscal 2009, cash flows used in financing activities were $0.4 million, representing $0.3 million in repurchases of common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan as shares withheld to cover payroll taxes on the vesting of shares of restricted stock under the Equity Incentive Plan and $0.3 million in principal payments on our capital leases, partially offset by $0.2 million received from the issuance of common stock under our Equity Incentive Plan.  We did not repurchase any shares under our share repurchase program during the fiscal quarter ended December 31, 2008.  In the first quarter of fiscal 2008, cash flows used in financing activities were $13.8 million, primarily as a result of $14.0 million in repurchases of common stock under our share repurchase program.  In January 2008, the Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Share repurchases are made from time-to time, depending on market conditions, at management’s discretion.  As of December 31, 2008, we have $50.0 million remaining on this share repurchase program.  We fund share purchases under this program from our available cash balance.  We view this program as a flexible and effective means to return cash to stockholders.

We have an unsecured revolving credit facility of $50.0 million with an option to increase the facility up to $80.0 million, which pursuant to an amendment we entered into in October 2008, extends the agreement to November 2011, with an option to renew for two additional one-year terms. Under this agreement, interest accrues on any outstanding balance at either the lending institution’s base rate or the Eurodollar rate plus an applicable margin. We also pay a non-use fee.  This amendment did not include any other material changes to the terms of the credit agreement.  Loans under this facility are intended primarily for general corporate purposes, including financing working capital, capital expenditures and acquisitions.  The credit agreement also contains various covenants.  No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

Despite the ongoing capital and credit market crisis, we believe that our current balance of cash and short-term investments, cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, including merger and acquisition activities, and share repurchases for the foreseeable future.  Our pending acquisition of Epoch for $66.0 million, subject to certain adjustments, will be funded through our existing available cash.  However, as we plan to further expand our business and continue to improve our technology, we may be required to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements. The uncertainty in the capital and credit markets may hinder the ability to generate additional financing in the type or amount necessary to pursue such objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2008, and September 30, 2008, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Purchase obligations	$37.5	$33.8	$3.7	$-	$-
Pending acquisition	66.0	59.4	6.6	-	-
Capital lease obligations	3.4	1.2	2.2	-	-
Operating leases	2.1	1.1	1.0	-	-
Other long-term liabilities	3.5	-	-	-	3.5
Total contractual obligations	$112.5	$95.5	$13.5	$-	$3.5

We operate under a fumed silica supply agreement with Cabot Corporation under which we are generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain non-material minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  This agreement was amended in April 2008 to extend the termination date to December 2012 and to change the pricing and some other non-material terms of the agreement.  The agreement will automatically renew unless either party gives certain notice of non-renewal.  We currently anticipate we will not have to pay any shortfall under this agreement.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $18.3 million of contractual commitments for fumed silica and fumed alumina under these contracts.

In December 2008, we announced that we had entered into a definitive agreement to acquire the shares of Epoch, a consolidated subsidiary of Eternal for a total purchase price of $66.0 million, subject to certain adjustments.  Under the share purchase agreement, we expect to initially pay $59.4 million and obtain 90% of Epoch’s stock upon closing, with the remaining $6.6 million to be transferred into an escrow account in Taiwan at closing and paid to Eternal eighteen months later.  During this interim period, Eternal will hold the remaining 10% interest in Epoch.  The completion of the transaction is subject to customary closing conditions and regulatory approvals and we expect the transaction will close in our second quarter of fiscal 2009.  Consequently, we have included the $66.0 million in the contractual obligations table above.

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008, for additional information regarding our contractual obligations.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese Yen and, to a lesser extent, the British Pound and the Euro.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we may be unable to hedge these exposures completely.  During the three months ended December 31, 2008, we recorded $0.2 million in foreign currency translation gains that are included in other income on our Consolidated Statement of Income.  We also recorded $5.4 million in currency translation gains, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily are the result of general weakening of the U.S. dollar relative to the Japanese Yen.  Approximately 16% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of December 31, 2008, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At December 31, 2008, we owned two auction rate securities (ARS) with a total estimated fair value of $8.2 million ($8.4 million par value) of which $5.0 million was classified as short-term investments and $3.2 million was classified as other long-term assets on our Consolidated Balance Sheet.  General uncertainties in the global credit markets caused widespread ARS auction failures as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected.

In the first quarter of fiscal 2009, we maintained the $0.2 million pre-tax and net of tax reduction that we had recorded in fiscal 2008 in stockholders’ equity in accumulated other comprehensive income to reflect a decline in fair value of our ARS which we believed was temporary.  We believe that we will be able to monetize the remaining two securities at par, either through successful auctions, refinancing of the underlying debt by the issuers, or holding the securities to maturity.  However, if auctions involving our ARS continue to fail, if issuers are unable to refinance the underlying securities, if the issuing municipalities are unable to pay debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the short term and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.  See Notes 2 and 5 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for more information.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  On January 27, 2009, we filed a motion for summary judgment on DA Nano’s infringement of certain of the patents at issue in the suit, because we believe the evidence demonstrates that there is no dispute of material fact as to DA Nano’s infringement of all of these patents with DA Nano’s accused products used for tungsten CMP.  On the same date, DA Nano filed a motion for summary judgment on non-infringement and invalidity of certain of the patents at issue in the suit.  Although no trial date has been set, prior to the parties’ filing of their respective motions of summary judgment, we had expected trial in this matter to occur sometime during calendar 2009.  However, the existence of the respective motions for summary judgment may cause a later trial schedule.  While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and we intend to pursue and defend them vigorously.

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 other than the description of risks related to worldwide economic and industry conditions.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices.  The global economy is currently in recession and we first began to see significant adverse effects of this in our fourth quarter of fiscal 2008 as the reduction in end user demand for IC devices caused semiconductor manufacturers to reduce their production, which reduced the demand for our CMP consumable products.  We believe the further weakening of the U.S. and global economy and the continued stress in the financial markets has deepened the current economic downturn and caused a significant decrease in demand for our products during the first quarter of fiscal 2009 as our revenue decreased over 30% from the previous fiscal quarter.  If global economic conditions remain uncertain or deteriorate further, we may experience additional material adverse impacts on our results of operations and financial condition.

Index

A prolonged global recession may have other adverse effects on our Company such as:
•	The ability of our customers to pay their obligations to us may be adversely affected causing a negative impact on our cash flows and our results of operations.
•	The carrying value of our goodwill and other intangible assets may decline in value, which could harm our financial position and results of operations.
•	Our suppliers may not be able to fulfill their obligations to us, which could harm our production process and our business.

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

In fiscal 2008, our five largest customers accounted for approximately 44% of our revenue; with Taiwan Semiconductor Manufacturing Company (TSMC) accounting for approximately 17% of our revenue.  During the three months ended December 31, 2008 and 2007, our five largest customers accounted for approximately 38% and 42% of our revenue; respectively.  TSMC was our largest customer during each of these periods, accounting for approximately 15% and 17% of our revenue for the three months ended December 31, 2008 and 2007, respectively.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 81% and 80% of our revenue was generated by sales to customers outside of the United States for the fiscal year ended September 30, 2008, and the three months ended December 31, 2008, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

Index

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in companies, either through acquisitions, investments or alliances, in order to supplement our internal growth and development efforts.  Acquisitions and investments, including our pending acquisition of Epoch Material Co., Ltd., a Taiwan-based company, involve numerous risks, including the following: difficulties in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

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

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the current litigation between us and DuPont Air Products Nanomaterials described in “Legal Proceedings” in this Form 10-Q, could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

Index

WE MAY NOT BE ABLE TO MONETIZE OUR INVESTMENTS IN AUCTION RATE SECURITIES IN THE SHORT TERM AND WE COULD EXPERIENCE A DECLINE IN THEIR MARKET VALUE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We owned auction rate securities (ARS) with an estimated fair value of $8.2 million ($8.4 million par value) at December 31, 2008.  We classified $5.0 million of fair value as Short-Term Investments and $3.2 million as Other Long-Term Assets on our Consolidated Balance Sheet as of December 31, 2008.  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if issuers are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the short term.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

OUR INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD CAUSE OUR BUSINESS TO SUFFER

If we fail to attract and retain the necessary managerial, technical and customer support personnel, our business and our ability to maintain existing and obtain new customers, develop new products and provide acceptable levels of customer service could suffer.  We compete with other industry participants for qualified personnel, particularly those with significant experience in the semiconductor industry.  The loss of services of key employees could harm our business and results of operations.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2008	-	-	-	$50,003
Nov. 1 through Nov. 30, 2008	-	-	-	$50,003
Dec. 1 through Dec. 31, 2008	14,351	$23.29	-	$50,003
Total	14,351	$23.29	-	$50,003

In January 2008, we announced that the Board of Directors had authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.   The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  We view the program as a flexible and effective means to return cash to stockholders.

Separate from this share repurchase program, the shares purchased during the first quarter of fiscal 2009 were purchased pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan as shares withheld to cover payroll taxes on the vesting of shares of restricted stock granted under the Equity Incentive Plan.

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.55	Share Purchase Agreement dated December 19, 2008 among Cabot Microelectronics Global Corporation, Eternal Chemical Co., Ltd., Major Co-Sellers, and Epoch Material Co. Ltd. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*This Exhibit has been filed separately with the Securities and Exchange Commission pursuant to the submission of a confidential treatment request.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: February 5, 2009	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 5, 2009	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]