Form 10-Q
period 2009-03-31
CABOT MICROELECTRONICS CORP
filed 2009-05-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

As of April 30, 2009, the Company had 23,410,745 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenue	$45,399	$94,488	$108,416	$187,866

Cost of goods sold	32,689	52,212	67,000	100,817

Gross profit	12,710	42,276	41,416	87,049

Operating expenses:
Research, development and technical	12,621	12,432	24,735	23,853
Selling and marketing	5,261	6,907	11,234	13,191
General and administrative	10,590	12,856	21,916	23,695
Purchased in-process research and development	1,500	-	1,500	-
Total operating expenses	29,972	32,195	59,385	60,739

Operating income (loss)	(17,262)	10,081	(17,969)	26,310

Other income, net	477	1,689	1,353	3,324
Income (loss) before income taxes	(16,785)	11,770	(16,616)	29,634
Provision (benefit) for income taxes	(6,672)	3,828	(6,619)	9,493

Net income (loss)	$(10,113)	$7,942	$(9,997)	$20,141

Basic earnings (loss) per share	$(0.44)	$0.34	$(0.43)	$0.86

Weighted average basic shares outstanding	23,107	23,402	23,053	23,555

Diluted earnings (loss) per share	$(0.44)	$0.34	$(0.43)	$0.85

Weighted average diluted shares outstanding	23,107	23,416	23,053	23,587

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$158,971	$221,467
Short-term investments	-	4,950
Accounts receivable, less allowance for doubtful accounts of $1,222 at
March 31, 2009, and $403 at September 30, 2008	28,327	41,630
Inventories	52,764	47,466
Prepaid expenses and other current assets	16,198	10,714
Deferred income taxes	3,959	4,365
Total current assets	260,219	330,592

Property, plant and equipment, net	125,788	115,843
Goodwill	37,753	7,069
Other intangible assets, net	19,224	8,712
Deferred income taxes	12,366	11,178
Other long-term assets	15,646	4,043
Total assets	$470,996	$477,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,312	$13,885
Capital lease obligations	1,169	1,129
Accrued expenses and other current liabilities	12,535	22,787
Total current liabilities	23,016	37,801

Capital lease obligations	1,923	2,518
Other long-term liabilities	9,992	2,885
Total liabilities	34,931	43,204

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 26,108,979 shares at March 31, 2009, and 25,906,990 shares at September 30, 2008	26	26
Capital in excess of par value of common stock	206,244	198,022
Retained earnings	313,125	323,122
Accumulated other comprehensive income	6,995	3,054
Treasury stock at cost, 2,698,160 shares at March 31, 2009, and 2,683,809 shares at September 30, 2008	(90,325)	(89,991)
Total stockholders’ equity	436,065	434,233

Total liabilities and stockholders’ equity	$470,996	$477,437

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(9,997)	$20,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,268	13,040
Share-based compensation expense	7,130	7,439
Deferred income tax benefit	(423)	(1,570)
Provision for doubtful accounts	816	(100)
Non-cash foreign exchange gain	(2,174)	(5,238)
Loss on disposal of property, plant and equipment	88	601
Impairment of property, plant and equipment	1,243	4
Purchased in-process research and development	1,500	-
Other	(928)	757
Changes in operating assets and liabilities:
Accounts receivable	14,805	8,408
Inventories	(1,593)	(10,303)
Prepaid expenses and other assets	(3,891)	(2,765)
Accounts payable	(6,081)	(178)
Accrued expenses, income taxes payable and other liabilities	(11,140)	(739)
Net cash provided by operating activities	1,623	29,497

Cash flows from investing activities:
Additions to property, plant and equipment	(4,652)	(11,392)
Acquisition of business, net of cash acquired	(60,491)	-
Purchases of investments	-	(233,775)
Proceeds from the sale of investments	50	346,640
Net cash provided by (used in) investing activities	(65,093)	101,473

Cash flows from financing activities:
Repurchases of common stock	(334)	(24,002)
Net proceeds from issuance of stock	1,091	1,311
Principal payments under capital lease obligations	(555)	(528)
Net cash provided by (used in) financing activities	202	(23,219)

Effect of exchange rate changes on cash	772	1,980
Increase (decrease) in cash	(62,496)	109,731
Cash and cash equivalents at beginning of period	221,467	54,557
Cash and cash equivalents at end of period	$158,971	$164,288

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$562	$1,913
Issuance of restricted stock	4,209	4,674
Assets acquired under capital leases	-	44

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of March 31, 2009, cash flows for the six months ended March 31, 2009, and March 31, 2008, and results of operations for the three and six months ended March 31, 2009, and March 31, 2008.  The results of operations for the three and six months ended March 31, 2009, may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2009.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2008.  We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP consumables.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of March 31, 2009.

2. BUSINESS COMBINATION

On February 27, 2009, we completed the acquisition of Epoch Material Co., Ltd. (Epoch), which previously was a consolidated subsidiary of Eternal Chemical Co., Ltd. (Eternal).  Epoch is a Taiwan-based company specializing in the development, manufacture and sale of copper CMP slurries and CMP cleaning solutions to the semiconductor industry, and color filter slurries to the liquid crystal display (LCD) industry.  At the initial closing of the transaction on February 27, 2009, we paid $59,391 to obtain 90% of Epoch’s stock, plus $699 of transaction costs, from our available cash balance.  We expect to pay an additional $6,600 to Eternal in August 2010 to acquire the remaining 10% of Epoch’s stock and we have placed $6,600 in an escrow account in Taiwan to be held for this purpose until the payment date.  The escrow account is recorded as long-term restricted cash at March 31, 2009 and is included with other long-term assets on our Consolidated Balance Sheet.  During this interim period, Eternal will continue to hold the remaining 10% ownership interest in Epoch.  However, Eternal has waived rights to any interest in the earnings of Epoch during the interim period, including any associated dividends.  Consequently, we have recorded a $6,600 long-term liability on our Consolidated Balance Sheet at March 31, 2009 rather than recording a minority interest in Epoch.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

We account for all business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141).  Accordingly, the assets and liabilities of the acquired entity are recorded at their estimated fair values at the date of acquisition.  Goodwill represents the excess of the purchase price over the fair value of net assets and amounts assigned to identifiable intangible assets.  Purchased in-process research and development (IPR&D), for which technological feasibility has not yet been established and no future alternative uses exist, is expensed immediately in accordance with SFAS 141.

The purchase price for Epoch was allocated to tangible assets, liabilities assumed, identified intangible assets acquired, as well as IPR&D, based on our preliminary estimation of their fair values.  The excess of the purchase price over the aggregate fair values was recorded as goodwill.  The following table summarizes the preliminary purchase price allocation.

At February 27, 2009

Current assets	$11,453
Long-term assets	13,965
In-process research and development	1,500
Identified intangible assets	11,510
Goodwill	29,758
Total assets acquired	68,186
Total liabilities assumed	1,496
Net assets acquired	$66,690

Results of Epoch’s operations from February 27, 2009, through the end of the fiscal quarter are included in our consolidated financial statements.  Pro forma results of operations from prior periods have not been presented because the effects of the acquisition were not material to the Company’s results.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

On October 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (SFAS 157) for all financial assets and financial liabilities.  SFAS 157 establishes a common definition for fair value in generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  On October 1, 2008, we also adopted FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  In accordance with FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we have not yet adopted the provisions of SFAS 157 that relate to non-financial assets and non-financial liabilities.

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

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  These Staff Positions provide additional guidance regarding the measurement and disclosure of fair value in financial statements.  As discussed in Note 15 of this 10-Q, we are not yet required to adopt these Staff Positions, but we do not believe these pronouncements will have a material impact on our financial statements and related disclosures.

SFAS 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 establishes a three-level hierarchy for disclosure based on the extent and level of judgment used to estimate fair value.  Level 1 inputs consist of valuations based on quoted market prices in active markets for identical assets or liabilities.  Level 2 inputs consist of valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in an inactive market, or other observable inputs.  Level 3 inputs consist of valuations based on unobservable inputs that are supported by little or no market activity.

The following table presents financial assets that we measured at fair value on a recurring basis at March 31, 2009.  As permitted under the relevant pronouncements, we have chosen to not measure any of our financial liabilities at fair value in accordance with SFAS 157 and SFAS 159 as we believe our financial liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified these assets in accordance with the fair value hierarchy set forth in SFAS 157.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$158,971	$-	$-	$158,971
Auction rate securities (ARS)	-	-	8,116	8,116
Total	$158,971	$-	$8,116	$167,087

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.

Our ARS investments at March 31, 2009 consisted of two tax exempt municipal debt obligations.  We experienced our first failed auction in February 2008, and since that time the auctions of our two ARS have continued to fail.  Despite the failed auctions, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities. However, the credit rating of one security (with a par value of $3,400) was downgraded during our second quarter of fiscal 2008.  Both of our ARS (including the downgraded security) are credit enhanced with bond insurance to obtain a credit rating of AAA.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model included projected cash flows from interest and principal payments and the weighted probabilities of future successful auctions or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate and a municipal swap index published by the Securities Industry and Financial Markets Association.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Based on our fair value assessment, we determined that one ARS continues to be temporarily impaired as of March 31, 2009. This security has a fair value of $3,166 (par value $3,400) and has been classified as a long-term asset in Other Long-Term Assets on the Consolidated Balance Sheet.  We believe that this ARS is not permanently impaired because in the event of default by the municipality, the insurance provider would pay interest and principal following the original repayment schedule and we have the intent and ability to hold this investment until the value recovers, which may be at maturity.  During our second fiscal quarter ended March 31, 2009, we were able to successfully monetize at par value $50 of this security as the municipality refinanced a portion of its debt.  We determined that the fair value of the other ARS was not impaired as of March 31, 2009.  See Note 6 for more information on these investments.

4. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2009	2008

Raw materials	$30,032	$21,378
Work in process	4,368	4,628
Finished goods	18,364	21,460
Total	$52,764	$47,466

The increase in raw material inventory during the six months ended March 31, 2009 is primarily due to raw materials that have been purchased under our supply agreements which have minimum volume purchase requirements based on a six-month forecast.  The decrease in demand for our products during the first six months of fiscal 2009 and our corresponding reduction in production occurred faster than we were able to reduce the forecast of raw materials, causing an increase in raw material inventory levels.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $37,753 as of March 31, 2009, and $7,069 as of September 30, 2008.  The increase in goodwill resulted from the $29,758 of goodwill allocated to the acquisition of Epoch as discussed in Note 2, plus $926 due to foreign currency fluctuation of the Taiwan dollar related to Epoch.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill and other intangible assets with indefinite lives is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors and tax rates, among others. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.

We completed our annual impairment test during our fourth quarter of fiscal 2008 and we performed an interim impairment test at the end of our first quarter of fiscal 2009.  We determined that no impairment existed as of either time period.  However, based upon the continued deterioration of the global economy and continued softening of demand for our products driven by the global economic recession, we concluded that sufficient indicators existed to perform an interim impairment analysis at March 31, 2009 for one of our reporting units that has a $5,000 carrying value of goodwill.  Our impairment analysis at March 31, 2009 included revised estimates of future revenue and income projections.  These projections are based on management’s view of market and economic data that we use to create future scenarios.  Management combines this data with estimates of our mix of products sold, production costs and the level at which we use our manufacturing capacity.  We discounted the resulting projected cash flows over a range of discount rates between 11% and 15%, using discount rates comprised of the published cost of capital for our peer companies.  We determined our goodwill and intangible assets with indefinite lives were not impaired as of March 31, 2009.

Due to the ongoing uncertainty in market and economic conditions, which may continue to negatively impact the Company’s operating results and overall market value, management will continue to monitor and evaluate the carrying value of goodwill and intangible assets with indefinite lives.  If market and economic conditions deteriorate further and cost-cutting measures do not improve the profitability, and our estimates of future operating results are not met, we may have to reassess the impairment of goodwill prior to the fourth quarter of fiscal 2009.  A 10% decline in our cash flow projections would have resulted in the calculated fair value of one of our reporting units being less than its carrying value under our projection of a slow economic recovery.  This would require us to complete additional goodwill impairment testing as defined in SFAS 142.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The components of other intangible assets are as follows:

	March 31, 2009		September 30, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$7,978	$1,510	$5,380	$1,210
Acquired patents and licenses	8,000	5,675	8,000	4,716
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	10,727	1,486	1,457	1,389

Total other intangible assets subject to amortization	29,255	11,221	17,387	9,865

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$30,445	$11,221	$18,577	$9,865

*       Total other intangible assets not subject to amortization primarily consist of trade names.

Changes in the amounts recorded as other intangible assets included $11,510 of intangible assets added as a result of our acquisition of Epoch and an increase of $358 due to foreign currency fluctuation of the Taiwan dollar.  We acquired $2,520 in product technology assets with an average useful life of seven years and we acquired $8,990 of customer lists and other intangible assets with a weighted average useful life of approximately nine years.  We also purchased $1,500 of IPR&D related to one project.  The amount allocated to IPR&D was determined through established valuation techniques and was expensed upon acquisition because technological feasibility had not yet been established and no alternative future uses exist.

Amortization expense on our other intangible assets was $661 and $1,339 for the three and six months ended March 31, 2009, respectively.  Amortization expense was $720 and $1,440 for the three and six months ended March 31, 2008, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2009	$1,148
2010	2,297
2011	2,290
2012	2,290
2013	2,290

Intangible assets with finite lives are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  As a result of the impairment indicators described above, we tested our intangible assets with finite lives for impairment during our fiscal quarter ended March 31, 2009 and determined there was no impairment.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	March 31,	September 30,
	2009	2008

Long-term investments	$8,116	$3,216
Long-term restricted cash	6,600	-
Other long-term assets	930	827
Total	$15,646	$4,043

As discussed in Note 3 of this Form 10-Q, our two ARS that we owned as of March 31, 2009 are classified as long-term assets.  The securities are credit enhanced with bond insurance to a AAA credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  One of these securities with a fair value and par value of $4,950 had been classified as a short-term investment at September 30, 2008.  Since the auctions on this security have continued to fail for more than one year, we reclassified the $4,950 to other long-term assets on our Consolidated Balance Sheet during the quarter ended March 31, 2009.  We maintained a $234 pretax reduction ($151 net of tax) in fair value on the other ARS, which is consistent with the fair value reduction as of September 30, 2008.  We continue to believe this decline in fair value is temporary based on the nature of the underlying debt, the presence of AAA-rated bond insurance, our expectation that the issuer may refinance its debt, the fact that all interest payments have been received, and our intention and ability to hold the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

As discussed in Note 2 of this Form 10-Q, we completed the acquisition of Epoch during the quarter ended March 31, 2009.  The terms of this acquisition required us to place $6,600 in an escrow account representing the cash we expect to pay to Eternal in August 2010 for the remaining 10% ownership interest in Epoch.  This cash in escrow is recorded as long-term restricted cash in Other Long-Term Assets on our Consolidated Balance Sheet as of March 31, 2009.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	September 30,
	2009	2008

Accrued compensation	$6,097	$16,206
Goods and services received, not yet invoiced	1,330	2,060
Warranty accrual	177	863
Taxes, other than income taxes	1,223	998
Other	3,708	2,660
Total	$12,535	$22,787

The decrease in accrued compensation resulted primarily from the payment of our annual bonus related to fiscal year ended September 30, 2008.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

8. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009, we adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), which requires enhanced disclosures about an entity’s derivatives and hedging activities.  We are required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows.

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, as amended by SFAS No. 149, “Amendment of Statement 133 on Instruments and Hedging Activities”, and SFAS No. 52, “Foreign Currency Translation” (SFAS 52); therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At March 31, 2009, we had one forward foreign exchange contract selling Japanese Yen related to an intercompany note with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2009	Fair Value at September 30, 2008	Fair Value at March 31, 2009	Fair Value at September 30, 2008
Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	Prepaid expenses and other current assets	$803	$26	$-	$-

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income (Loss) for the three and six months ended March 31:

		Gain (Loss) Recognized in Statement of Income (Loss)
		Three Months Ended		Six Months Ended
	Statement of Income (Loss) Location	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	Other income, net	$3,143	$(3,757)	$(2,006)	$(4,063)

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. CONTINGENCIES

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  On January 27, 2009, we filed a motion for summary judgment on DA Nano’s infringement of certain of the patents at issue in the suit, because we believe the evidence demonstrates that there is no dispute of material fact as to DA Nano’s infringement of all of these patents with DA Nano’s accused products used for tungsten CMP.  On the same date, DA Nano filed a motion for summary judgment on non-infringement and invalidity of certain of the patents at issue in the suit.  Although no trial date has been set, prior to the parties’ filing of their respective summary judgment motions, we had expected trial in this matter to occur sometime during calendar 2009.  However, the existence of the respective motions for summary judgment is expected to cause a later trial date. While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and we intend to pursue and defend them vigorously.

Refer to Note 16 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first six months of fiscal 2009 as follows:

Balance as of September 30, 2008	$863
Reserve for product warranty during the reporting period	397
Adjustments to pre-existing warranty reserve	(648)
Settlement of warranty	(435)
Balance as of March 31, 2009	$177

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

10. SHARE-BASED COMPENSATION PLANS

We record share-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the straight-line approach.  We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 26, 2006 (“2000 Equity Incentive Plan”); our Cabot Microelectronics Corporation Employee Stock Purchase Plan (ESPP), which was amended to become the Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan and approved by our shareholders on March 4, 2008; and, pursuant to our 2000 Equity Incentive Plan, our Directors’ Deferred Compensation Plan, as amended September 26, 2006 and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 11 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008.  In conjunction with certain cost reduction initiatives we implemented in the second quarter of fiscal 2009, the ESPP has been amended to suspend the 15% discount from the fair market value of our stock that employees previously received on their ESPP purchases.  Pursuant to the amended ESPP, effective with the six-month period beginning January 1, 2009, the ESPP shares are now purchased at a price equal to the lower of the closing price at the beginning or end of each semi-annual offering period.

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

Share-based compensation expense under SFAS 123R for the three and six months ended March 31, 2009, and 2008, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Cost of goods sold	$207	$276	$553	$525
Research, development and technical	234	301	622	602
Selling and marketing	275	381	694	733
General and administrative	2,180	2,987	5,261	5,579
Total share-based compensation expense	2,896	3,945	7,130	7,439
Tax benefit	1,034	1,406	2,547	2,650
Total share-based compensation expense, net of tax	$1,862	$2,539	$4,583	$4,789

For additional information regarding the estimation of fair value, refer to Note 11 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Interest income	$156	$1,575	$890	$3,517
Interest expense	(79)	(101)	(180)	(206)
Other income (expense)	400	215	643	13
Total other income, net	$477	$1,689	$1,353	$3,324

The decrease in interest income during the three and six months ended March 31, 2009 was primarily due to lower interest rates earned on our cash and short-term investments compared to the same periods in fiscal 2008.

12. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income (loss)	$(10,113)	$7,942	$(9,997)	$20,141
Other comprehensive income:
Net unrealized gain on derivative instruments	8	9	17	18
Foreign currency translation adjustment	(1,544)	4,024	3,897	5,362
Unrealized loss on investments	-	(335)	-	(335)
Minimum pension liability adjustment	26	5	27	9
Total comprehensive income (loss)	$(11,623)	$11,645	$(6,056)	$25,195

The foreign currency translation adjustments during the three and six months ended March 31, 2009 and 2008 resulted primarily from the changes in the translation rates of the U.S. dollar relative to the Japanese Yen.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

13. INCOME TAXES

Our effective income tax benefit rate was 39.7% and 39.8% for the three and six months ended March 31, 2009, respectively, compared to an effective income tax rate of 32.5% and 32.0% for the three and six months ended March 31, 2008, respectively.  The change in the effective tax rate was primarily due to the decrease in taxable income, which resulted in the Company being in a net loss position as of March 31, 2009, and the reinstatement of the research and experimentation tax credit in the fourth quarter of fiscal 2008, partially offset by a decrease in tax-exempt interest income.

There were no material changes to our liability for uncertain tax positions, as defined by Financial Interpretation No. 48, or for tax periods open to examination during the three and six months ended March 31, 2009.

14. EARNINGS (LOSS) PER SHARE

SFAS No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Earnings (loss) available to common shares	$(10,113)	$7,942	$(9,997)	$20,141

Denominator:
Weighted average common shares	23,107,010	23,402,427	23,052,782	23,554,970
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	-	14,063	-	31,774
Diluted weighted average common shares	23,107,010	23,416,490	23,052,782	23,586,744
(Denominator for diluted calculation)

Earnings (loss) per share:

Basic	$(0.44)	$0.34	$(0.43)	$0.86

Diluted	$(0.44)	$0.34	$(0.43)	$0.85

For the three months ended March 31, 2009 and 2008, approximately 4.0 million and 3.2 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the six months ended March 31, 2009 and 2008, approximately 4.0 million and 3.1 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

15. NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS 160), which changes the accounting and reporting for minority equity interests in subsidiaries.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations and, upon loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS 160 is effective for us beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that the adoption of this pronouncement would have on our results of operations, financial position or cash flows.  Currently, there are no interests in any of our subsidiaries that are treated as minority interests for accounting purposes.  In conjunction with our acquisition of Epoch from Eternal, Eternal will continue to hold the remaining 10% ownership interest in Epoch until August 2010.  However, Eternal has waived rights to any interest in the earnings of Epoch during the interim period, including any associated dividends, so Eternal’s retained ownership is not accounted for as a minority interest.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  A debt security is considered to be impaired when the fair value of a debt security is less than its amortized cost at the balance sheet date.  Under the guidance of FSP 115-2, an impairment is other-than-temporary when an entity intends to sell a debt security that is impaired, when it is more likely than not that an entity will be required to sell the security before the recovery of its amortized cost basis, or when the present value of the expected cash flows from the security is less than the amortized cost basis of the security.  FSP 115-2 is effective for us beginning April 1, 2009.  We do not believe the adoption of this pronouncement will have a material impact on our results of operations, financial position or cash flows.

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP 107-1), which amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require fair value disclosures in summarized financial information at interim periods.  FSP 107-1 is effective for us beginning April 1, 2009.  FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but does require comparative disclosures for periods ending after initial adoption.  We do not believe the adoption of this pronouncement will have a material impact on our financial disclosures.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), which provides additional guidance for estimating fair value in accordance with SFAS 157 when market activity has significantly decreased and when transactions in a market may be distressed.  FSP 157-4 is effective for us beginning April 1, 2009.  We do not believe the adoption of this pronouncement will have a material impact on our results of operations, financial position or cash flows.

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

SECOND QUARTER OF FISCAL 2009 OVERVIEW

We continued to see the adverse effects of the ongoing global recession during the second quarter of fiscal 2009.  Based on several semiconductor industry reports, it appears that semiconductor manufacturers decreased their production to reduce excess inventories of semiconductor devices in response to a global decline in demand for electronic goods.  This, in turn, has caused an unprecedented reduction in the demand for our CMP consumable products.  We believe our financial results for the second quarter of fiscal 2009 reflect the continued soft demand for our products driven by the global economic downturn. We also believe the decline in our revenue generally was consistent with the decrease in overall semiconductor industry demand.  Since the primary driver of revenue for our CMP consumable products is wafer starts, the decreased production by our customers has adversely affected us, and will continue to adversely affect us until the semiconductor industry recovers.  However, we experienced a recent upturn in the demand for our products in March as demand for our products increased significantly from the levels we experienced in January and February.  There are many factors that make it difficult for us to predict future revenue trends for our business, including: the duration of the global economic downturn; the cyclical nature of the semiconductor industry; potential future acquisitions by us; the short order to delivery time for our products and the associated lack of visibility to future customer orders; and quarter to quarter changes in customer orders regardless of industry strength.

Revenue for our second quarter of fiscal 2009 was $45.4 million, which represented a decrease of 52.0%, or $49.1 million, from the second quarter of fiscal 2008 and a decrease of 28.0%, or $17.6 million, from the previous fiscal quarter.  We believe the significant decrease in revenue reflects the adverse impacts of the global economic recession noted above, as well as a traditional seasonal weakness experienced during the first quarter of the calendar year.

The unprecedented reduction in demand for our products has had a significant adverse affect on our gross profit margins as we experienced significant underutilization of our manufacturing capacity as we decreased our production to match the decrease in demand for our CMP consumable products.  Gross profit expressed as a percentage of revenue for our second quarter of fiscal 2009 was 28.0% and gross profit was 38.2% on a year-to-date basis.  Gross profit decreased from both the 44.7% reported in the second quarter of fiscal 2008 and the 45.6% reported in the previous fiscal quarter.  Based on our fiscal year-to-date performance, we no longer expect to achieve gross profit within what had been our previous full year gross profit guidance range of 46% to 48% for fiscal 2009.  We may continue to experience fluctuations in our quarterly gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix.

During the second quarter of fiscal 2009, we took actions to improve and optimize our operating effectiveness and reduce our costs.  For example, we shortened work schedules in our global CMP consumables manufacturing operations, we implemented a modest work force reduction and we also suspended certain employee benefits.  These initiatives were in addition to several cost saving steps we took earlier in the fiscal year to reduce discretionary spending, such as reduced annual, merit-based salary increases, travel expenses and the implementation of a hiring freeze.  While these cost reduction efforts helped us to achieve cost savings across our business, they were more than offset by the significant decline in demand for our products during the quarter.

Operating expenses were $30.0 million in our second quarter of fiscal 2009, compared to $32.2 million in the second quarter of fiscal 2008 and $29.4 million in the previous fiscal quarter.  Operating expenses in the second quarter of fiscal 2009 were adversely affected by $3.6 million of specific, pre-tax expenses including a $1.5 million write-off of in-process research and development expenses related our acquisition of Epoch, a $1.1 million impairment of certain research and development equipment, and a $1.0 million increase in our reserve for bad debt expense due to the impact of the global economic conditions on customer collections.  We currently expect operating expenses will be in the range of $115 million to $120 million for full year fiscal 2009, including the operating expenses of Epoch.

Diluted loss per share for our second fiscal quarter was $0.44, a decrease from diluted earnings per share of $0.34 reported in the second quarter of fiscal 2008 and $0.01 per share reported in the previous fiscal quarter as a result of the factors discussed above.

We completed our acquisition of Epoch Material Co., Ltd. (Epoch), a consolidated subsidiary of Eternal Chemical Co., Ltd. (Eternal).  Epoch is a Taiwan-based company specializing in the development, manufacture and sale of copper CMP slurries and CMP cleaning solutions to the semiconductor industry, and color filter slurries to the liquid crystal display (LCD) industry.  Epoch has a strong presence in Taiwan, which we believe is the largest geographic market for CMP consumables, strong customer relationships in the Asia Pacific region, a significant fixed asset base and strong technical capabilities.  Now that the acquisition has closed, we are working effectively to integrate our two businesses and leverage the natural synergies.  Under the share purchase agreement, we paid $59.4 million on the closing date of February 27, 2009 to obtain 90% of Epoch’s stock and we paid $0.7 million in transaction costs.  We expect to pay an additional $6.6 million to Eternal in August 2010 to acquire the remaining 10% ownership interest.  During this interim period, Eternal will continue to hold the remaining 10% ownership interest in Epoch.  See Note 2 of the Notes to the Consolidated Financial Statements for a complete discussion of the acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008.  We believe there have been no material changes in our critical accounting estimates during the first six months of fiscal 2009 except for the following discussion of our allowance for doubtful accounts and the discussion of goodwill and intangible assets.  See Note 3, Note 8 and Note 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Our allowance for doubtful accounts is based on historical collection experience, adjusted for any known conditions or circumstances.  The global economic recession has had adverse effects on our ability to collect accounts receivable from some of our customers.  The recession has also caused two of our customers to file for bankruptcy or insolvency.  We recorded a $1.0 million increase in our allowance for doubtful accounts during the quarter ended March 31, 2009 to account for the increased uncertainty in customer collections.  We will continue to closely monitor the financial solvency of our customers and, if the global economic recession continues, we may have to record additional increases to our allowance for doubtful accounts.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill and other intangible assets with indefinite lives is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors and tax rates, among others. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.

We completed our annual impairment test during our fourth quarter of fiscal 2008 and we performed an interim impairment test at the end of our first quarter of fiscal 2009.  We determined that no impairment existed as of either time period.  However, based upon the continued deterioration of the global economy and continued softening of demand for our products driven by the global economic recession, we concluded that sufficient indicators existed to perform another interim impairment analysis at March 31, 2009 for one of our reporting units that has a $5,000 carrying value of goodwill.  Our impairment analysis at March 31, 2009 included revised estimates of future revenue and income projections.  These projections are based on management’s view of market and economic data that we use to create future scenarios.  Management combines this market data with estimates of our mix of products sold, production costs and the level at which we use our manufacturing capacity.  We discounted the resulting projected cash flows over a range of discount rates between 11% and 15%, using discount rates comprised of the published cost of capital for our peer companies.  We determined our goodwill and intangible assets with indefinite lives were not impaired as of March 31, 2009.

Due to the ongoing uncertainty in market and economic conditions, which may continue to negatively impact the Company’s operating results and overall market value, management will continue to monitor and evaluate the carrying value of goodwill and intangible assets with indefinite lives.  If market and economic conditions deteriorate further and cost-cutting measures do not improve the profitability, and our estimates of future operating results are not met, we may have to reassess the impairment of goodwill prior to the fourth quarter of fiscal 2009.  A 10% decline in our cash flow projections would have resulted in the calculated fair value of one of our reporting units being less than its carrying value under our projection of a slow economic recovery.  This would require us to complete additional goodwill impairment testing as defined in SFAS 142.

Intangible assets with finite lives are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  As a result of the impairment indicators described above, we tested our intangible assets with finite lives for impairment during our fiscal quarter ended March 31, 2009 and determined there was no impairment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009, VERSUS THREE MONTHS ENDED MARCH 31, 2008

REVENUE

Revenue was $45.4 million for the three months ended March 31, 2009, which represented a 52.0%, or $49.1 million, decrease from the three months ended March 31, 2008.  Of this decrease, $51.0 million was due to decreased sales volume driven by the significant weakening of demand for our products due to the global economic recession which has negatively impacted end user demand for IC devices, a correction of excess semiconductor device inventories by semiconductor manufacturers and seasonal industry weakness which normally occurs during the first quarter of the calendar year.  This decrease in demand was partially offset by a $1.3 million benefit due to the effect of foreign exchange rate changes.  We have experienced a recent upturn in our business due to significantly higher demand for our products in March from the low levels we experienced in January and February 2009.  However, it is uncertain whether this upturn will continue.

COST OF GOODS SOLD

Total cost of goods sold was $32.7 million for the three months ended March 31, 2009, which represented a decrease of 37.4%, or $19.5 million, from the three months ended March 31, 2008.  The decrease in cost of goods sold was primarily due to $28.2 million from decreased sales volume due to the global economic recession, $4.3 million in lower fixed manufacturing costs and $2.1 million in higher manufacturing yields in our CMP slurry and pad production, partially offset by an $8.9 million cost increase due to lower utilization of our manufacturing capacity on the decreased level of sales, $4.2 million due to a higher-cost product mix and $1.5 million in higher freight and packaging costs.

The significant decrease in demand for our products due to the global economic recession has caused us to implement a number of cost saving initiatives.  We shortened work schedules in our manufacturing operations on a global basis to more closely match production with demand for our products while also maintaining the flexibility to increase or decrease production levels in the future to meet customer demand for our products.  We have also taken a number of other cost reduction measures including a reduction in annual, merit-based salary increases, a modest work force reduction, a restriction on travel and the suspension of certain employee benefits, among others.  These actions are intended to improve our operating effectiveness during the current economic recession.  We are prepared to further adjust our costs as needed if the soft economic environment continues or worsens.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 28.0% for the three months ended March 31, 2009, as compared to 44.7% for the three months ended March 31, 2008.  The decrease was primarily due to the unprecedented underutilization of our manufacturing capacity on the significantly lower level of sales partially offset by lower fixed manufacturing costs and favorable production yields.  Although current economic conditions make it difficult to predict full year results, based on actual financial results achieved during the first half of our fiscal year, we no longer expect to achieve gross profit within what had been our previous gross profit guidance of 46% to 48% for full fiscal year 2009.  We may continue to experience fluctuations in our quarterly gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $12.6 million for the three months ended March 31, 2009, which represented an increase of 1.5%, or $0.2 million, from the three months ended March 31, 2008.  The increase was primarily related to a $1.1 million pre-tax impairment recorded on certain research and development equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This impairment was partially offset by $0.5 million in lower staffing-related costs, $0.3 million in lower depreciation and amortization, and $0.2 million in lower travel-related costs.  The cost reduction initiatives we instituted during the second quarter of fiscal 2009 helped us achieve these cost savings.

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

SELLING AND MARKETING

Selling and marketing expenses were $5.3 million for the three months ended March 31, 2009, which represented a decrease of 23.8%, or $1.6 million, from the three months ended March 31, 2008.  The decrease was primarily due to $0.5 million in lower staffing-related costs, $0.4 million in lower professional fees, $0.4 million in lower travel related costs, and $0.2 million in lower advertising and trade show costs.  Our cost reduction measures that we implemented in the second quarter of fiscal 2009 helped us achieve these cost savings.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $10.6 million for the three months ended March 31, 2009, which represented a decrease of 17.6%, or $2.3 million, from the three months ended March 31, 2008.  The decrease resulted primarily from $2.0 million in lower staffing-related costs, primarily due to reduced expenses related to our annual bonus plan, and $1.2 million in lower professional fees, including costs to enforce our intellectual property.  These cost savings were partially offset by a $1.0 million increase in our reserve for bad debt expense due to the impact of adverse economic conditions on customer collections, including customer bankruptcies.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) expense was $1.5 million for the three months ended March 31, 2009, resulting from the acquisition of Epoch.

OTHER INCOME, NET

Other income was $0.5 million for the three months ended March 31, 2009, compared to $1.7 million in the three months ended March 31, 2008.  The decrease in other income was primarily due to $1.4 million lower interest income resulting from lower interest rates on our balances of cash and short-term investments, partially offset by $0.2 million in foreign exchange gains.  We monetized the majority of our short-term investments in auction rate securities (ARS) during fiscal 2008 and reinvested these funds into money market investments which earn interest at lower rates.  See Note 3 of the Notes to the Consolidated Financial Statements for more information on our ARS.

PROVISION FOR INCOME TAXES

Our effective income tax benefit rate of 39.7% for the three months ended March 31, 2009 compared to a 32.5% effective income tax rate for the three months ended March 31, 2008.  The change in the effective tax rate was primarily due to the significant decrease in taxable income, which resulted in the Company being in a net loss position as of March 31, 2009, due to the significant decrease in demand discussed above, and the reinstatement of the research and experimentation credit in the fourth quarter of fiscal 2008, partially offset by a decrease in tax-exempt interest income.

NET INCOME (LOSS)

Net loss was $10.1 million for the three months ended March 31, 2009 compared to net income of $7.9 million for the three months ended March 31, 2008.  As a result of the factors discussed above, we incurred a significant net loss in the second quarter of fiscal 2009.

SIX MONTHS ENDED MARCH 31, 2009, VERSUS SIX MONTHS ENDED MARCH 31, 2008

REVENUE

Revenue was $108.4 million for the six months ended March 31, 2009, which represented a 42.3%, or $79.5 million, decrease from the six months ended March 31, 2008.  Of this decrease, $87.1 million was due to decreased sales volume driven by the significant weakening of demand for our products due to the global economic recession which has negatively impacted end user demand for IC devices, as well as a correction of excess semiconductor device inventories by semiconductor manufacturers.  This decrease in demand was partially offset by a $5.9 million benefit of a favorably priced product mix and a $2.4 million benefit due to the effect of foreign exchange rate changes.

COST OF GOODS SOLD

Total cost of goods sold was $67.0 million for the six months ended March 31, 2009, which represented a decrease of 33.5%, or $33.8 million, from the six months ended March 31, 2008.  Of this decrease, $46.8 million was due to decreased sales volume due to the global economic recession, $5.0 million was due to lower fixed manufacturing costs and $3.8 million was due to higher manufacturing yields in our CMP slurry and pad production.  These cost decreases were partially offset by a $12.7 million cost increase due to lower utilization of our manufacturing capacity on the decreased level of sales and $8.0 million due to a higher-cost product mix.

As discussed above, in response to the significant decrease in demand for our products due to the global economic recession, we implemented a number of cost reduction initiatives.  These actions are intended to improve our operating effectiveness during the current economic recession.  We are prepared to further adjust our costs as needed if the soft economic environment continues or worsens.

GROSS PROFIT

Our gross profit as a percentage of revenue was 38.2% for the six months ended March 31, 2009, compared to 46.3% for the six months ended March 31, 2008.  The decrease was primarily due to the unprecedented underutilization of our manufacturing capacity on the significantly lower level of sales, partially offset by lower fixed manufacturing costs and favorable production yields.  Although current economic conditions make it difficult to predict full year results, based on actual financial results achieved during the first half of our fiscal year, we no longer expect to achieve gross profit within what had been our gross profit guidance of 46% to 48% for full fiscal year 2009.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $24.7 million for the six months ended March 31, 2009, which represented an increase of 3.7%, or $0.9 million, from the six months ended March 31, 2008.  The increase was primarily related to $1.2 million in pre-tax impairments recorded on certain research and development equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, including $1.1 million recorded in the second quarter of fiscal 2009, and $0.4 million in higher laboratory supplies.  These increases were partially offset by $0.7 million in lower staffing-related costs.

SELLING AND MARKETING

Selling and marketing expenses were $11.2 million for the six months ended March 31, 2009, which represented a decrease of 14.8%, or $2.0 million, from the six months ended March 31, 2008.  The decrease was primarily due to $0.8 million in lower staffing-related costs, $0.3 million in lower travel-related costs, $0.2 million in lower professional fees and $0.2 million in lower advertising and trade show costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $21.9 million for the six months ended March 31, 2009, which represented a decrease of 7.5%, or $1.8 million, from the six months ended March 31, 2008.  The decrease resulted primarily from $2.0 million in lower staffing-related costs, primarily due to reduced expenses related to our annual bonus plan, and $0.9 million in lower professional fees, including costs to enforce our intellectual property.  These cost savings were partially offset by a $1.0 million increase in our reserve for bad debt expense due to the impact of adverse economic conditions on customer collections, including customer bankruptcies, which we recorded during our second quarter of fiscal 2009.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) expense was $1.5 million for the six months ended March 31, 2009, resulting from the acquisition of Epoch in the second quarter of fiscal 2009.

OTHER INCOME, NET

Other income was $1.4 million for the six months ended March 31, 2009, compared to $3.3 million in the six months ended March 31, 2008.  The decrease in other income was primarily due to $2.6 million lower interest income resulting from lower interest rates on our balances of cash and short-term investments, partially offset by $0.6 million in foreign exchange gains.  We monetized the majority of our short-term investments in auction rate securities (ARS) during fiscal 2008 and reinvested these funds into money market investments which generally earn interest at lower rates.  See Note 3 of the Notes to the Consolidated Financial Statements for more information on our ARS.

PROVISION FOR INCOME TAXES

Our effective income tax benefit rate of 39.8% for the six months ended March 31, 2009 compared to a 32.0% effective tax rate for the three months ended March 31, 2008.  The change in the effective tax rate was primarily due to the significant decrease in taxable income, which resulted in the Company being in a net loss position as of March 31, 2009, due to the significant decrease in demand discussed above, and the reinstatement of the research and experimentation credit in the fourth quarter of fiscal 2008, partially offset by a decrease in tax-exempt interest income.

NET INCOME (LOSS)

Net loss was $10.0 million for the six months ended March 31, 2009 compared to net income of $20.1 million for the six months ended March 31, 2008.  As a result of the factors discussed above, we incurred a significant net loss during the first six months of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

We generated $1.6 million in cash flows from operating activities in the first six months of fiscal 2009, compared to $29.5 million in cash from operating activities in the first six months of fiscal 2008.  Our cash provided by operating activities in the first six months of fiscal 2009 originated from $19.5 million in non-cash items partially offset by a net loss of $10.0 million and a $7.9 million decrease in cash flow due to a net increase in working capital.  The decrease in cash from operations compared to the first six months of fiscal 2008 was primarily due to decreased net income in the period, the timing of accounts payable and accrued liability payments, including the payment of our annual bonus related to fiscal 2008, partially offset by decreased accounts receivable balances on the decreased level of sales and a smaller increase in inventory levels than we incurred in fiscal 2008.

In the first six months of fiscal 2009, cash flows used in investing activities were $65.1 million representing $60.5 million used for our acquisition of Epoch, net of $6.2 million in cash acquired, and $4.7 million in purchases of property, plant and equipment.  In the first six months of fiscal 2008, cash flows provided by investing activities were $101.5 million.  We had net sales of short-term investments of $112.9 million as we liquidated a majority of our ARS during the quarter ended March 31, 2008.  This cash inflow was partially offset by $11.4 million in cash used for purchases of property, plant and equipment, primarily for the purchase and installation of a 300-millimeter polishing tool and related metrology equipment at our Asia Pacific technology center and building improvements and equipment to enhance our pad production capabilities.  We estimate that our total capital expenditures in fiscal 2009 will be approximately $10 million.

In the first six months of fiscal 2009, cash flows provided by financing activities were $0.2 million, representing $1.0 million received from the issuance of common stock under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan and Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, partially offset by $0.6 million in principal payments on capital leases and $0.3 million in repurchases of common stock pursuant to the terms of our Equity Incentive Plan for shares withheld to cover payroll taxes on the vesting of restricted stock granted under the Equity Incentive Plan.  We did not repurchase any shares under our share repurchase program during the first six months of fiscal 2009.  In the first six months of fiscal 2008, cash flows used in financing activities were $23.2 million, primarily as a result of $24.0 million in repurchases of common stock under our share repurchase program.  In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock. Share repurchases are made from time-to time, depending on market conditions, at management’s discretion.  As of March 31, 2009, we have $50.0 million remaining on this share repurchase program.  We fund share purchases under this program from our available cash balance.  We view this program as a flexible and effective means to return cash to stockholders.

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

As discussed in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q, we completed our acquisition of Epoch during our second quarter of fiscal 2009.  The total cash outlay was $60.5 million representing $59.4 million in cash paid to Epoch’s shareholders on the first closing date of February 27, 2009, $0.7 million in cash paid for transaction costs and $6.6 million held in an escrow account to be paid to Eternal on the second closing date, in August 2010, partially offset by $6.2 million in cash acquired from Epoch.

Despite the ongoing capital and credit market uncertainty, we believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, including merger and acquisition activities, and share repurchases for the foreseeable future.  However, as we plan to further expand our business and continue to improve our technology, we may be required to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements. The current uncertainty in the capital and credit markets may hinder the ability to generate additional financing in the type or amount necessary to pursue such objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2009, and September 30, 2008, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Purchase obligations	$22.2	$19.1	$3.1	$-	$-
Acquisition related	6.6	-	6.6	-	-
Capital lease obligations	3.1	1.2	1.9	-	-
Operating leases	1.9	1.2	0.7	-	-
Other long-term liabilities	3.4	-	-	-	3.4
Total contractual obligations	$37.2	$21.5	$12.3	$-	$3.4

We operate under a fumed silica supply agreement with Cabot Corporation under which we are generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain non-material minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  This agreement was amended in April 2008 to extend the termination date to December 2012 and to change the pricing and some other non-material terms of the agreement.  The agreement will automatically renew unless either party gives certain notice of non-renewal.  We currently anticipate we will not have to pay any shortfall under this agreement.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $6.5 million of contractual commitments for fumed silica and fumed alumina under these contracts.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q, we completed our acquisition of Epoch during our second quarter of fiscal 2009.  We expect to pay an additional $6.6 million to Eternal on the second closing date, in August 2010, and we have placed the $6.6 million in an escrow account for this purpose to be held until then.  The escrow account is recorded as long-term restricted cash at March 31, 2009 and is included with other long-term assets on our Consolidated Balance Sheet.  During this interim period, Eternal will continue to hold the remaining 10% ownership interest in Epoch; however, Eternal has waived rights to any interest in Epoch earnings during the interim period, including any associated dividends.  Consequently, we have recorded a $6.6 million long-term liability on our Consolidated Balance Sheet at March 31, 2009 rather than recording a minority interest in Epoch.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese Yen and, to a lesser extent, the Taiwan Dollar, British Pound and the Euro.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we may be unable to hedge these exposures completely.  During the six months ended March 31, 2009, we recorded $0.5 million in foreign currency translation gains that are included in other income on our Consolidated Statement of Income.  We also recorded $3.9 million in currency translation gains, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily are the result of general weakening of the U.S. dollar relative to the Japanese Yen.  Approximately 19% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of March 31, 2009, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At March 31, 2009, we owned two auction rate securities (ARS) with a total estimated fair value of $8.1 million ($8.3 million par value) which we classified as other long-term assets on our Consolidated Balance Sheet.  Previously, one of our ARS with a fair value and par value of approximately $5.0 million was classified as a short-term investment.  General uncertainties in the global credit markets caused widespread ARS auction failures as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected.

In the second quarter of fiscal 2009, we maintained the $0.2 million pre-tax and net of tax reduction that we had recorded in fiscal 2008 in stockholders’ equity in accumulated other comprehensive income to reflect a decline in fair value of our ARS which we believed was temporary.  In the second quarter of fiscal 2009, we successfully monetized at par value $0.1 million of one of our ARS.  However, we reclassified approximately $5.0 million of our other ARS from short-term investments to other long-term assets as the auctions on this security have continued to fail for more than one year.  We believe that we will be able to monetize the remaining two securities at par, either through successful auctions, refinancing of the underlying debt by the issuers, or holding the securities to maturity.  However, if auctions involving our ARS continue to fail, if issuers are unable to refinance the underlying securities, if the issuing municipalities are unable to pay debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.  See Notes 3 and 6 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for more information.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  On January 27, 2009, we filed a motion for summary judgment on DA Nano’s infringement of certain of the patents at issue in the suit, because we believe the evidence demonstrates that there is no dispute of material fact as to DA Nano’s infringement of all of these patents with DA Nano’s accused products used for tungsten CMP.  On the same date, DA Nano filed a motion for summary judgment on non-infringement and invalidity of certain of the patents at issue in the suit.  Although no trial date has been set, prior to the parties’ filing of their respective motions of summary judgment, we had expected trial in this matter to occur sometime during calendar 2009.  However, the existence of the respective summary judgment motions for summary judgment is expected to cause a later trial date.  While the outcome of this and any legal matter cannot be predicted with certainty, we believe that our claims and defenses in the pending action are meritorious, and we intend to pursue and defend them vigorously.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices.  The global economy is currently in recession and we first began to see significant adverse effects of this in our fourth quarter of fiscal 2008 as the reduction in end user demand for IC devices caused semiconductor manufacturers to reduce their production, which reduced the demand for our CMP consumable products.  We believe weakness of the U.S. and global economy and stress in the financial markets have persisted, and this has caused a significant decrease in demand for our products during the first six months of fiscal 2009, as our revenue for that period decreased over 42% from the first six months of fiscal 2008.  If global economic conditions remain uncertain or deteriorate further, we may experience additional material adverse impacts on our results of operations and financial condition.

A prolonged global recession may have other adverse effects on our Company such as:
•
The ability of our customers to pay their obligations to us may be adversely affected causing a negative impact on our cash flows and our results of operations as evidenced by the bankruptcy filing of two of our smaller customers in the second quarter of fiscal 2009.

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

In fiscal 2008, our five largest customers accounted for approximately 44% of our revenue; with Taiwan Semiconductor Manufacturing Company (TSMC) accounting for approximately 17% of our revenue.  During the six months ended March 31, 2009 and 2008, our five largest customers accounted for approximately 37% and 43% of our revenue; respectively.  TSMC was our largest customer during each of these periods, accounting for approximately 15% and 17% of our revenue for the six months ended March 31, 2009 and 2008, respectively.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from other CMP slurry manufacturers could seriously harm our business and results of operations.  Competition from other providers of CMP slurries could continue to increase, and opportunities exist for other companies to emerge as potential competitors by developing their own CMP slurry products.  Increased competition has and may continue to impact the prices we are able to charge for our slurry products as well as our overall business.  In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

ANY PROBLEM OR DISRUPTION IN OUR SUPPLY CHAIN, INCLUDING SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, OR IN OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS TO OUR CUSTOMERS, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations, and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including fumed silica, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters.

For instance, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed silica.  We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed silica, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by our customers.  In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer during the current economic recession, could adversely affect us. Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 81% and 80% of our revenue was generated by sales to customers outside of the United States for the fiscal year ended September 30, 2008, and the six months ended March 31, 2009, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in companies, either through acquisitions, investments or alliances, in order to supplement our internal growth and development efforts.  Acquisitions and investments, including our acquisition of Epoch Material Co., Ltd., a Taiwan-based company, the first closing of which we completed in the fiscal quarter ended March 31, 2009, involve numerous risks, including the following: difficulties in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

Further, we may never realize the perceived or anticipated benefits of a business combination or investments in other entities.  Acquisitions by us could have negative effects on our results of operations, in areas such as contingent liabilities, gross profit margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities.  Investments in and acquisitions of technology-related companies are inherently risky because these businesses may never develop, and we may incur losses related to these investments.  In addition, we may be required to write down the carrying value of these investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

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

We owned auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) at March 31, 2009.  We classified these investments as Other Long-Term Assets on our Consolidated Balance Sheet as of March 31, 2009.  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if issuers are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

In January 2008, we announced that the Board of Directors had authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.   The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  We view the program as a flexible and effective means to return cash to stockholders.  No shares were repurchased during the fiscal quarter ended March 31, 2009.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of Cabot Microelectronics held on March 4, 2008, the following proposals were approved:

Proposal I - Election of three directors, each for a term of three years

	Number of Votes For Election	Number of Votes Withheld
John P. Frazee, Jr.	21,793,575	362,169
Barbara A. Klein	21,972,653	183,091
William P. Noglows	21,629,003	526,741

Proposal II - Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2009

A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2009 was approved with 22,014,376 shares cast for, 136,250 shares cast against, and 5,118 shares abstaining.

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.15	Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 19, 2009.

10.56
First Amendment to Amended and Restated Credit Agreement dated October 30, 2008 among Cabot Microelectronics Corporation, Bank of America, N.A., as Administrative Agent, Issuing Bank, and Swing Line Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent.

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

CABOT MICROELECTRONICS CORPORATION

Date: May 8, 2009	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 8, 2009	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]