Form 10-Q
period 2009-06-30
CABOT MICROELECTRONICS CORP
filed 2009-08-07
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JUNE 30, 2009

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

As of July 31, 2009, the Company had 23,428,632 shares of Common Stock, par value $0.001 per share, outstanding.

index

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$86,443	$97,047	$194,859	$284,913

Cost of goods sold	46,143	51,638	113,143	152,455

Gross profit	40,300	45,409	81,716	132,458

Operating expenses:
Research, development and technical	10,901	12,730	35,636	36,583
Selling and marketing	5,207	7,176	16,441	20,367
General and administrative	9,043	12,642	30,959	36,337
Purchased in-process research and development	(90)	-	1,410	-
Total operating expenses	25,061	32,548	84,446	93,287

Operating income (loss)	15,239	12,861	(2,730)	39,171

Other income (expense), net	(42)	1,239	1,311	4,563
Income (loss) before income taxes	15,197	14,100	(1,419)	43,734

Provision (benefit) for income taxes	6,183	4,120	(436)	13,613

Net income (loss)	$9,014	$9,980	$(983)	$30,121

Basic earnings (loss) per share	$0.39	$0.43	$(0.04)	$1.29

Weighted average basic shares outstanding	23,113	23,132	23,066	23,411

Diluted earnings (loss) per share	$0.39	$0.43	$(0.04)	$1.28

Weighted average diluted shares outstanding	23,154	23,163	23,066	23,441

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$171,237	$221,467
Short-term investments	-	4,950
Accounts receivable, less allowance for doubtful accounts of $1,456 at June 30, 2009, and $403 at September 30, 2008	49,218	41,630
Inventories	45,099	47,466
Prepaid expenses and other current assets	14,139	10,714
Deferred income taxes	3,994	4,365
Total current assets	283,687	330,592

Property, plant and equipment, net	123,738	115,843
Goodwill	38,875	7,069
Other intangible assets, net	19,021	8,712
Deferred income taxes	9,745	11,178
Other long-term assets	15,612	4,043
Total assets	$490,678	$477,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,469	$13,885
Capital lease obligations	1,189	1,129
Accrued expenses and other current liabilities	15,722	22,787
Total current liabilities	28,380	37,801

Capital lease obligations	1,618	2,518
Other long-term liabilities	10,166	2,885
Total liabilities	40,164	43,204

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 26,108,654 shares at June 30, 2009, and 25,906,990 shares at September 30, 2008	26	26
Capital in excess of par value of common stock	209,070	198,022
Retained earnings	322,139	323,122
Accumulated other comprehensive income	9,606	3,054
Treasury stock at cost, 2,698,234 shares at June 30, 2009, and 2,683,809 shares at September 30, 2008	(90,327)	(89,991)
Total stockholders’ equity	450,514	434,233

Total liabilities and stockholders’ equity	$490,678	$477,437

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(983)	$30,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,531	19,615
Share-based compensation expense	9,956	11,339
Deferred income tax expense (benefit)	2,200	(4,392)
Provision for doubtful accounts	1,012	(2)
Non-cash foreign exchange gain	(1,857)	(3,203)
Loss on disposal of property, plant and equipment	88	564
Impairment of property, plant and equipment	1,245	4
Purchased in-process research and development	1,410	-
Other	(3,081)	1,317
Changes in operating assets and liabilities:
Accounts receivable	(5,911)	2,002
Inventories	6,865	(7,774)
Prepaid expenses and other assets	(1,718)	(3,659)
Accounts payable	(3,568)	(3,661)
Accrued expenses, income taxes payable and other liabilities	(8,002)	417
Net cash provided by operating activities	16,187	42,688

Cash flows from investing activities:
Additions to property, plant and equipment	(6,990)	(15,549)
Proceeds from the sale of property, plant and equipment	-	40
Acquisition of business, net of cash acquired	(60,520)	-
Purchases of investments	-	(233,775)
Proceeds from the sale of investments	50	371,140
Net cash provided by (used in) investing activities	(67,460)	121,856

Cash flows from financing activities:
Repurchases of common stock	(336)	(34,001)
Net proceeds from issuance of stock	1,091	1,501
Principal payments under capital lease obligations	(840)	(800)
Net cash used in financing activities	(85)	(33,300)

Effect of exchange rate changes on cash	1,128	1,040
Increase (decrease) in cash	(50,230)	132,284
Cash and cash equivalents at beginning of period	221,467	54,557
Cash and cash equivalents at end of period	$171,237	$186,841

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$233	$1,514
Issuance of restricted stock	4,209	4,850
Assets acquired under capital leases	-	44

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of June 30, 2009, cash flows for the nine months ended June 30, 2009, and June 30, 2008, and results of operations for the three and nine months ended June 30, 2009, and June 30, 2008.  The results of operations for the three and nine months ended June 30, 2009 may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2009.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2008.  We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP consumables.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of June 30, 2009.

2. BUSINESS COMBINATION

On February 27, 2009, we completed the acquisition of Epoch Material Co., Ltd. (Epoch), which previously was a consolidated subsidiary of Eternal Chemical Co., Ltd. (Eternal).  Epoch is a Taiwan-based company specializing in the development, manufacture and sale of copper CMP slurries and CMP cleaning solutions to the semiconductor industry, and color filter slurries to the liquid crystal display (LCD) industry.  We paid $59,391 to obtain 90% of Epoch’s stock, plus $728 of transaction costs, from our available cash balance.  We expect to pay an additional $6,600 to Eternal in August 2010 to acquire the remaining 10% of Epoch’s stock and we have placed $6,600 in an escrow account in Taiwan to be held for this purpose until the payment date.  The escrow account is recorded as long-term restricted cash at June 30, 2009 and is included with other long-term assets on our Consolidated Balance Sheet.  During this interim period, Eternal will continue to hold the remaining 10% ownership interest in Epoch.  However, Eternal has waived rights to any interest in the earnings of Epoch during the interim period, including any associated dividends.  Consequently, we have recorded a $6,600 long-term liability on our Consolidated Balance Sheet at June 30, 2009 rather than recording a minority interest in Epoch.

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

The purchase price for Epoch was allocated to tangible assets, liabilities assumed, identified intangible assets acquired, as well as IPR&D, based on our preliminary estimation of their fair values.  The excess of the purchase price over the aggregate fair values was recorded as goodwill and is generally fully deductible for tax purposes.  The following table summarizes the purchase price allocation.

At June 30, 2009

Current assets	$11,453
Long-term assets	13,965
In-process research and development	1,410
Identified intangible assets	11,510
Goodwill	29,877
Total assets acquired	68,215
Total liabilities assumed	1,496
Net assets acquired	$66,719

Results of Epoch’s operations from February 27, 2009, through the end of the third fiscal quarter are included in our consolidated financial statements.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Epoch had occurred on October 1, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$86,443	$105,656	$199,607	$313,459
Net income (loss)	$8,858	$12,301	$(2,059)	$37,609
Net income (loss) per share:
Basic	$0.38	$0.53	$(0.09)	$1.61
Diluted	$0.38	$0.53	$(0.09)	$1.60

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been achieved if the acquisition had actually occurred as of the dates indicated, or of those results that may be achieved in the future.  The unaudited pro forma consolidated results of operations include adjustments to net income to give effect to: expensing of IPR&D on October 1, 2008 and 2007; amortization of intangible assets acquired; depreciation of property, plant and equipment acquired; and income taxes.

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

The following table presents financial assets that we measured at fair value on a recurring basis at June 30, 2009.  As permitted under the relevant pronouncements, we have chosen to not measure any of our financial liabilities at fair value in accordance with SFAS 157 and SFAS 159 as we believe our financial liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified these assets in accordance with the fair value hierarchy set forth in SFAS 157.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$171,237	$-	$-	$171,237
Auction rate securities (ARS)	-	-	8,116	8,116
Total	$171,237	$-	$8,116	$179,353

Effective April 1, 2009, we adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP 107-1), which amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require fair value disclosures in summarized financial information at interim periods.  Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The recorded amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short-term, highly liquid characteristics.  The fair value of our long-term ARS is determined through a discounted cash flow analysis using a discount rate based on a market index comprised of tax exempt variable rate demand obligations, adding a risk factor to reflect current liquidity issues in the ARS market.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Effective April 1, 2009, we adopted the provisions of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  A debt security is considered to be impaired when the fair value of a debt security is less than its amortized cost at the balance sheet date.  FSP 115-2 requires the impairment be segregated into amounts relating to credit loss and amounts relating to all other factors.  A credit loss exists when the present value of the expected cash flows from a security is less than the amortized cost basis of the security.  Under the guidance of FSP 115-2, an impairment is considered to be other-than-temporary when: 1) an entity intends to sell a debt security that is impaired; 2) when it is more likely than not that an entity will be required to sell the security before the recovery of its amortized cost basis; or 3) when a credit loss exists.  An entity must recognize an impairment related to any of the three of these circumstances currently in earnings.

Effective April 1, 2009, we also adopted the provisions of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), which provides additional guidance for estimating fair value in accordance with SFAS 157 when market activity has significantly decreased and when transactions in a market may be distressed.  We applied the provisions of FSP 115-2 and FSP 157-4 in the valuation of our ARS at June 30, 2009.

Our ARS investments at June 30, 2009 consisted of two tax exempt municipal debt obligations.  We experienced our first failed auction in February 2008, and since that time the auctions of our two ARS have continued to fail.  Despite the failed auctions, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities. However, the credit rating of one security (with a par value of $3,400) was downgraded during our second quarter of fiscal 2008.  Both of our ARS (including the downgraded security) are credit enhanced with bond insurance to obtain a credit rating of AAA.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model included projected cash flows from interest and principal payments and the weighted probabilities of future successful auctions or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR Swap Curve and a municipal swap index published by the Securities Industry and Financial Markets Association.

Based on our fair value assessment, we determined that one ARS continues to be impaired as of June 30, 2009. This security has a fair value of $3,166 (par value $3,400) and has been classified as a long-term asset in Other Long-Term Assets on the Consolidated Balance Sheet.  We assessed the impairment in accordance with the provisions of FSP 115-2 and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we first recorded in fiscal 2008.  In addition, we believe that this ARS is not permanently impaired because in the event of default by the municipality, the insurance provider would pay interest and principal following the original repayment schedule and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  During our second fiscal quarter ended March 31, 2009, we were able to successfully monetize at par value $50 of this security as the municipality refinanced a portion of its debt.  We determined that the fair value of the other ARS was not impaired as of June 30, 2009.  See Note 6 for more information on these investments.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2009	2008

Raw materials	$21,003	$21,378
Work in process	3,808	4,628
Finished goods	20,288	21,460
Total	$45,099	$47,466

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $38,875 as of June 30, 2009, and $7,069 as of September 30, 2008.  The increase in goodwill resulted from the $29,877 of goodwill allocated to the acquisition of Epoch as discussed in Note 2, plus $1,929 due to foreign exchange fluctuation of the New Taiwan Dollar related to Epoch.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill and other intangible assets with indefinite lives is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth within the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors and tax rates, among others. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.

We completed our annual impairment test during our fourth quarter of fiscal 2008 and concluded that no impairment existed.  However, based upon the continued uncertainty in the global economy, we concluded that sufficient indicators existed to perform an interim impairment analysis at June 30, 2009 for one of our reporting units that has a $6,172 carrying value of goodwill and other intangible assets with indefinite lives.  Our impairment analysis at June 30, 2009 included revised estimates of future revenue and income projections.  These projections are based on management’s view of market and economic data that we use to create future scenarios.  Management combines these data with estimates of our mix of products sold, production costs and operating expenses.  We discounted the resulting projected cash flows over a range of discount rates between 11% and 15%, including our weighted average cost of capital as well as the published cost of capital for a number of our peer companies.  We determined our goodwill and intangible assets with indefinite lives associated with this reporting unit were not impaired as of June 30, 2009.  A hypothetical 10% decline in our cash flow projections would have resulted in the calculated fair value of this reporting unit being less than its carrying value under our projection of a slow economic recovery scenario.  This would have required us to complete additional goodwill impairment testing as defined in SFAS 142.  Due to the ongoing uncertainty in market and economic conditions, management will continue to monitor and evaluate the carrying value of goodwill and intangible assets with indefinite lives.  We will perform our annual impairment test during our fourth quarter of fiscal 2009.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The components of other intangible assets are as follows:

	June 30, 2009		September 30, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,063	$1,741	$5,380	$1,210
Acquired patents and licenses	8,000	5,750	8,000	4,716
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	11,029	1,770	1,457	1,389

Total other intangible assets subject to amortization	29,642	11,811	17,387	9,865

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$30,832	$11,811	$18,577	$9,865

*       Total other intangible assets not subject to amortization primarily consist of trade names.

Changes in the amounts recorded as other intangible assets included $11,510 of intangible assets added as a result of our acquisition of Epoch and an increase of $745 due to foreign exchange fluctuation of the New Taiwan Dollar.  We acquired $2,520 in product technology assets with an average useful life of seven years and we acquired $8,990 of customer lists and other intangible assets with a weighted average useful life of approximately nine years.  We also purchased $1,410 of IPR&D related to one project.  The IPR&D was initially recorded at $1,500 during the quarter ended March 31, 2009, and adjusted downward by $90 during the quarter ended June 30, 2009 as purchase accounting was completed.  The amount allocated to IPR&D was determined through established valuation techniques and was expensed upon acquisition because technological feasibility had not yet been established and no alternative future uses existed.

Amortization expense on our other intangible assets was $597 and $1,936 for the three and nine months ended June 30, 2009, respectively.  Amortization expense was $720 and $2,160 for the three and nine months ended June 30, 2008, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2009	$586
2010	2,344
2011	2,337
2012	2,337
2013	2,337

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30,	September 30,
	2009	2008

Long-term investments	$8,116	$3,216
Long-term restricted cash	6,600	-
Other long-term assets	896	827
Total	$15,612	$4,043

As discussed in Note 3 of this Form 10-Q, our two ARS that we owned as of June 30, 2009 are classified as long-term assets.  The securities are credit enhanced with bond insurance to a AAA credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  One of these securities with a fair value and par value of $4,950 had been classified as a short-term investment at September 30, 2008.  Since the auctions on this security have continued to fail for more than one year, we reclassified the $4,950 to other long-term assets on our Consolidated Balance Sheet during the quarter ended March 31, 2009.  We maintained a $234 pretax reduction ($151 net of tax) in fair value on the other ARS, which is consistent with the fair value reduction as of September 30, 2008.  We assessed the impairment in accordance with the provisions of FSP 115-2 and determined that the impairment was temporary as it was related to the illiquid ARS market rather than credit risk.  In addition, we continue to believe this decline in fair value is temporary based on the nature of the underlying debt, the presence of AAA-rated bond insurance, our expectation that the issuer may refinance its debt, the fact that all interest payments have been received, and our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

As discussed in Note 2 of this Form 10-Q, we completed the acquisition of Epoch during the quarter ended March 31, 2009.  The terms of this acquisition required us to place $6,600 in an escrow account representing the cash we expect to pay to Eternal in August 2010 for the remaining 10% ownership interest in Epoch.  This cash in escrow is recorded as long-term restricted cash in Other Long-Term Assets on our Consolidated Balance Sheet as of June 30, 2009.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	September 30,
	2009	2008

Accrued compensation	$5,997	$16,206
Goods and services received, not yet invoiced	4,723	2,060
Warranty accrual	344	863
Taxes, other than income taxes	1,124	998
Other	3,534	2,660
Total	$15,722	$22,787

The decrease in accrued compensation resulted primarily from the payment of our annual bonus related to fiscal year ended September 30, 2008 and a reduction in the bonus accrual for fiscal 2009 compared to the prior fiscal year.

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

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, as amended by SFAS No. 149, “Amendment of Statement 133 on Instruments and Hedging Activities”, and SFAS No. 52, “Foreign Currency Translation” (SFAS 52); therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At June 30, 2009, we had one forward foreign exchange contract selling Japanese Yen related to an intercompany note with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2009	Fair Value at September 30, 2008	Fair Value at June 30, 2009	Fair Value at September 30, 2008
Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	Prepaid expenses and other current assets	$-	$26	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$166	$-

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income (Loss) for the three and nine months ended June 30:

		Gain (Loss) Recognized in Statement of Income (Loss)
		Three Months Ended		Nine Months Ended
	Statement of Income (Loss) Location	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	Other income, net	$(29)	$2,294	$(2,035)	$(1,779)

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first nine months of fiscal 2009 as follows:

Balance as of September 30, 2008	$863
Reserve for product warranty during the reporting period	716
Adjustments to pre-existing warranty reserve	(758)
Settlement of warranty	(477)
Balance as of June 30, 2009	$344

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

10. SHARE-BASED COMPENSATION PLANS

We record share-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) using the straight-line approach.  We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (“2000 Equity Incentive Plan”); our Cabot Microelectronics Corporation Employee Stock Purchase Plan (ESPP), which was amended to become the Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan and approved by our shareholders on March 4, 2008; and, pursuant to our 2000 Equity Incentive Plan, our Directors’ Deferred Compensation Plan, as amended September 26, 2006 and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 11 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008.  In conjunction with certain cost reduction initiatives we implemented in the second quarter of fiscal 2009, the ESPP was amended to suspend the 15% discount from the fair market value of our stock that employees previously received on their ESPP purchases.  Pursuant to the amended ESPP, effective with the six-month period beginning January 1, 2009, the ESPP shares are now purchased at a price equal to the lower of the closing price at the beginning or end of each semi-annual offering period.

We record share-based compensation expense for all of our share-based awards including stock options, restricted stock, restricted stock units and employee stock purchases.  We use the Black-Scholes model to estimate the grant date fair value of our stock options and employee stock purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock and the expected term of our stock options.  We estimate the expected volatility of our stock based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using the simplified method as discussed in Topic 14 of the Staff Accounting Bulletin Series, “Share-Based Payment”, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term.  The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of grant.  Share-based compensation expense related to stock option grants, restricted stock and restricted stock unit awards is recorded net of expected forfeitures.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.

Share-based compensation expense under SFAS 123R for the three and nine months ended June 30, 2009, and 2008, was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cost of goods sold	$217	$302	$770	$827
Research, development and technical	228	306	850	908
Selling and marketing	258	383	952	1,116
General and administrative	2,123	2,909	7,384	8,488
Total share-based compensation expense	2,826	3,900	9,956	11,339
Tax benefit	1,010	1,389	3,557	4,039
Total share-based compensation expense, net of tax	$1,816	$2,511	$6,399	$7,300

For additional information regarding the estimation of fair value, refer to Note 11 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. OTHER INCOME (EXPENSE), NET

Other income, net, consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest income	$106	$996	$996	$4,513
Interest expense	(79)	(97)	(259)	(303)
Other income (expense)	(69)	340	574	353
Total other income (expense), net	$(42)	$1,239	$1,311	$4,563

The decrease in interest income during the three and nine months ended June 30, 2009 was primarily due to lower interest rates earned on our lower average cash and ARS balances compared to the same periods in fiscal 2008.

12. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$9,014	$9,980	$(983)	$30,121
Other comprehensive income:
Net unrealized gain on derivative instruments	8	9	25	27
Foreign currency translation adjustment	2,590	(2,754)	6,487	2,608
Unrealized gain (loss) on investments	-	184	-	(151)
Minimum pension liability adjustment	13	5	40	14
Total comprehensive income	$11,625	$7,424	$5,569	$32,619

The foreign currency translation adjustments during the three and nine months ended June 30, 2009 and 2008 resulted primarily from the changes in the exchange rates of the U.S. dollar relative to the Japanese Yen.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

13. INCOME TAXES

Our effective income tax rate was 40.7% for the three months ended June 30, 2009 and our effective income tax benefit rate was 30.7% for the nine months ended June 30, 2009, compared to an effective income tax rate of 29.2% and 31.1% for the three and nine months ended June 30, 2008, respectively.  The effective tax rate during the quarter ended June 30, 2009 reflects additional expense recognition due to the Company shifting from a net loss or tax benefit position for the quarter ended March 31, 2009 to a net income or tax expense position for the quarter ended June 30, 2009.  The decrease in the effective rate for the nine months ended June 30, 2009 was primarily due to the reinstatement of the research and experimentation tax credit in the fourth quarter of fiscal 2008, partially offset by a decrease in tax-exempt interest income.

During the fiscal quarter ended June 30, 2009, we reduced our liability for uncertain tax positions, as defined by Financial Interpretation No. 48, by $136 as the federal statute of limitations relating to our fiscal 2005 tax return had expired.  There have been no other material changes to this liability during the nine months ended June 30, 2009.

14. EARNINGS (LOSS) PER SHARE

SFAS No. 128, “Earnings per Share”, requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Earnings (loss) available to common shares	$9,014	$9,980	$(983)	$30,121

Denominator:
Weighted average common shares	23,113,062	23,131,800	23,066,229	23,411,038
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	40,931	30,890	-	29,488
Diluted weighted average common shares	23,153,993	23,162,690	23,066,229	23,440,526
(Denominator for diluted calculation)

Earnings (loss) per share:
Basic	$0.39	$0.43	$(0.04)	$1.29

Diluted	$0.39	$0.43	$(0.04)	$1.28

For the three months ended June 30, 2009 and 2008, approximately 3.9 million and 2.8 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the nine months ended June 30, 2009 and 2008, approximately 3.9 million and 2.7 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim and annual periods ending on or after June 15, 2009.  We adopted SFAS 165 during the fiscal quarter ended June 30, 2009 and performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166), which prescribes the information that a reporting entity must provide in its financial reports about the transfer of financial assets.  SFAS 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying the provisions of Financial Interpretation No. 46(R) to variable interest entities that are qualifying special-purpose entities.  SFAS 166 is effective for transfers of financial assets occurring on or after January 1, 2010.  We are currently assessing the potential impact that the adoption of this pronouncement will have on our results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which amends FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003 – an interpretation of ARB No. 51” (FIN 46(R)) to require an entity to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity (VIE).  SFAS 167 defines the primary beneficiary of a VIE as the enterprise that has both: 1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  SFAS 167 is effective for annual reporting periods beginning after November 15, 2009 and for interim reporting periods within the first annual reporting period.  We do not currently have any interests or arrangements that are considered variable interest entities.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the Codification) as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (GAAP) in the United States.  The Codification is effective for interim and annual periods ending after September 15, 2009.  In accordance with the approval of the Codification, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, to establish the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 will change the references we make to accounting literature, but we do not believe the adoption of this pronouncement will have a material impact on our results of operations, financial position or cash flows.

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

THIRD QUARTER OF FISCAL 2009 OVERVIEW

While the global economic recession continued in our third quarter of fiscal 2009, we believe a combination of improved underlying demand and inventory replenishment within the semiconductor industry positively impacted demand for our products during the quarter.  Industry analysts have suggested that this inventory replenishment is expected to be largely completed by the end of September 2009.  We are uncertain as to whether or how long this upturn may continue as we do not yet have clear evidence of broad-based improvement in end user demand for electronic goods, which is necessary for sustained long-term growth for the industry and for our Company.  There are many factors that make it difficult for us to predict future revenue trends for our business, including: the duration of the global economic downturn and the timing and pace of a recovery; the cyclical nature of the semiconductor industry; the short order to delivery time for our products and the associated lack of visibility to future customer orders; quarter to quarter changes in customer orders regardless of industry strength; and potential future acquisitions by us.

Revenue for our third quarter of fiscal 2009 was $86.4 million, which represented a decrease of 10.9%, or $10.6 million, from the third quarter of fiscal 2008 and an increase of 90.4%, or $41.0 million, from the previous fiscal quarter.  We believe the decrease in revenue from fiscal 2008 reflects the adverse impact of the global economic recession, while the significant increase from last quarter is primarily due to the improvement in underlying demand and inventory replenishment noted above, as well as traditional seasonal industry strength.

index

Gross profit expressed as a percentage of revenue for our third quarter of fiscal 2009 was 46.6%, and 41.9% on a year-to-date basis.  Gross profit decreased slightly from 46.8% reported in the third quarter of fiscal 2008 primarily due to a lower-valued product mix, partially offset by lower fixed manufacturing costs.  Gross profit increased from 28.0% reported in our prior fiscal quarter primarily due to a significant increase in the utilization of our manufacturing capacity based on the significant increase in sales from the prior quarter.  Our year-to-date gross profit continues to reflect the negative impact of the global economic recession and the reduction in demand for our products that we experienced during the first half of the fiscal year.  We may continue to experience fluctuations in our quarterly gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix.

Operating expenses were $25.1 million in our third quarter of fiscal 2009, compared to $32.5 million in the third quarter of fiscal 2008 and $30.0 million in the previous fiscal quarter.  The decrease in operating expenses in the third quarter of fiscal 2009 from the comparable period of fiscal 2008 was primarily due to lower staffing related costs and decreased professional fees, including costs to enforce our intellectual property.  The decrease in operating expenses from the prior quarter was primarily due to the absence of $3.6 million of specific, pre-tax expenses recorded in our second fiscal quarter, including a $1.5 million write-off of in-process research and development expenses related our acquisition of Epoch Material Co., Ltd. (Epoch), a $1.1 million impairment of certain research and development equipment, and a $1.0 million increase in our reserve for bad debt expense due to the impact of the global economic conditions on customer collections.  To a lesser extent, the decrease in operating expenses from the prior quarter was due to lower staffing-related costs and lower professional fees.  The reduction in operating expenses was also positively impacted by our ongoing cost reduction actions that we implemented during the first half of fiscal 2009.  We currently expect operating expenses will be at the low end of our previous guidance range of $115 million to $120 million for full year fiscal 2009, including the operating expenses of Epoch.

Diluted earnings per share for our third fiscal quarter was $0.39, a decrease from diluted earnings per share of $0.43 reported in the third quarter of fiscal 2008, and an increase from the diluted loss per share of $(0.44) reported in the previous fiscal quarter as a result of the factors discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2008.  We believe there have been no material changes in our critical accounting estimates during the first nine months of fiscal 2009 except for the determination of our allowance for doubtful accounts and our analysis of potential impairment of goodwill and intangible assets.  See Notes 3, 8 and 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

index

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, effective April 1, 2009, we adopted the provisions of FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2), and we adopted the provisions of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4).  FSP 115-2 requires an entity to record an other-than-temporary impairment when a credit loss exists; that is when the present value of the expected cash flows from a debt security is less than the amortized cost basis of the security.  Any impairments related to a credit loss are recorded currently in earnings.  FSP 157-4 provides guidance for estimating fair value when market activity has significantly decreased as is the case in the current auction rate securities (ARS) market.  We have recorded a temporary impairment of $0.2 million, net of tax, in the value of one of our ARS in other comprehensive income and we have classified $8.1 million of ARS in other long-term assets on our Consolidated Balance Sheet as of June 30, 2009.  The calculation of fair value and the balance sheet classification for our ARS requires critical judgments and estimates by management, including the appropriate discount rate and the probability that a security may be monetized through a future successful auction or refinancing of the underlying debt.  We performed a discounted cash flow analysis using a discount rate based on a market index comprised of tax exempt variable rate demand obligations, and we applied a risk factor to reflect current loss of liquidity in the ARS market.  We then assigned probabilities of holding each security for less than or equal to one year, five years, and to maturity to calculate a fair value for each security.  The impairment we have maintained is considered temporary as it relates to the loss of liquidity in the ARS market.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill and other intangible assets with indefinite lives is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth within the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.

We completed our annual impairment test during our fourth quarter of fiscal 2008 and concluded that no impairment existed.  However, based upon the continued uncertainty in the global economy, we concluded that sufficient indicators existed to perform another interim impairment analysis at June 30, 2009 for one of our reporting units that has a $6.2 million carrying value of goodwill and other intangible assets with indefinite lives.  Our impairment analysis at June 30, 2009 included revised estimates of future revenue and income projections.  These projections are based on management’s view of market and economic data that we use to create future scenarios.  Management combines this market data with estimates of our mix of products sold, production costs and operating expenses.  We discounted the resulting projected cash flows over a range of discount rates between 11% and 15%, including our weighted average cost of capital as well as the published cost of capital for a number of our peer companies.  We determined our goodwill and intangible assets with indefinite lives were not impaired as of June 30, 2009.  A hypothetical 10% decline in our cash flow projections would have resulted in the calculated fair value of this reporting unit being less than its carrying value under our projection of a slow economic recovery scenario.  This would have required us to complete additional goodwill impairment testing as defined in SFAS 142.  Due to the ongoing uncertainty in market and economic conditions, management will continue to monitor and evaluate the carrying value of goodwill and intangible assets with indefinite lives.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009, VERSUS THREE MONTHS ENDED JUNE 30, 2008

REVENUE

Revenue was $86.4 million for the three months ended June 30, 2009, which represented a 10.9%, or $10.6 million, decrease from the three months ended June 30, 2008.  Of this decrease, $7.1 million was due to a lower priced product mix and $4.8 million was due to decreased sales volume.  These decreases were partially offset by a $0.9 million benefit due to the effect of foreign exchange rate changes.  We believe the decrease in revenue from fiscal 2008 reflects the continued impact of the global economic downturn.  However, we experienced an upturn in our business during the third quarter of fiscal 2009 that we believe reflects an improvement in underlying demand as well as a replenishment of inventory within the semiconductor industry.  We are uncertain as to whether or how long this upturn may continue, as long-term growth is largely dependent on sustained improvement in the end user demand for electronic goods, into which we have limited visibility.

COST OF GOODS SOLD

Total cost of goods sold was $46.1 million for the three months ended June 30, 2009, which represented a decrease of 10.6%, or $5.5 million, from the three months ended June 30, 2008.  The decrease in cost of goods sold was primarily due to $6.2 million from decreased sales volume due to the global economic recession, $3.8 million in lower fixed manufacturing costs and $1.5 million in higher manufacturing yields, partially offset by a $6.6 million increase due to a higher-cost product mix.

We implemented a number of cost savings initiatives during the first half of fiscal 2009.  For example, we shortened work schedules in our manufacturing operations on a global basis to more closely match production with demand, but we maintained the flexibility to increase our production levels to meet the increased customer demand for our products that we experienced during the third quarter of fiscal 2009.  A number of other cost savings initiatives remain in effect including: reduced annual, merit-based salary increases, a modest work force reduction, a restriction on travel and the suspension of certain employee benefits, among others.  These cost-saving actions are intended to improve our operating effectiveness during the current economic recession.  We will consider additional cost containment measures as needed if the soft economic environment continues or worsens.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.6% for the three months ended June 30, 2009, as compared to 46.8% for the three months ended June 30, 2008.  The slight decrease was primarily due to a lower-valued product mix, partially offset by lower fixed manufacturing costs.  We may continue to experience fluctuations in our quarterly gross profit due to a number of factors, including the factors mentioned above as well as the extent to which we utilize our manufacturing capacity.

index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $10.9 million for the three months ended June 30, 2009, which represented a decrease of 14.4%, or $1.8 million, from the three months ended June 30, 2008.  The decrease was primarily due to $1.1 million in lower staffing-related costs, $0.4 million in lower depreciation and amortization, and $0.2 million in lower travel-related costs.  The cost reduction initiatives we instituted during the first half of fiscal 2009 helped us achieve these cost savings.

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

SELLING AND MARKETING

Selling and marketing expenses were $5.2 million for the three months ended June 30, 2009, which represented a decrease of 27.4%, or $2.0 million, from the three months ended June 30, 2008.  The decrease was primarily due to $1.1 million in lower staffing-related costs, $0.4 million in lower travel-related costs, $0.1 million in lower professional fees and $0.1 million in lower advertising and trade show costs.  Our cost reduction measures that we implemented in the first half of fiscal 2009 helped us achieve these cost savings.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $9.0 million for the three months ended June 30, 2009, which represented a decrease of 28.5%, or $3.6 million, from the three months ended June 30, 2008.  The decrease resulted primarily from $1.7 million in lower staffing-related costs, primarily due to reduced expenses related to our annual bonus plan and share-based compensation expenses, $1.7 million in lower professional fees, including costs to enforce our intellectual property, and $0.2 million in lower travel-related costs.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) expense was a credit of $0.1 million for the three months ended June 30, 2009, resulting from an adjustment to the estimated fair value of the IPR&D upon completion of the purchase accounting related to the acquisition of Epoch.

OTHER INCOME (EXPENSE), NET

Other expense was $0.1 million for the three months ended June 30, 2009 compared to $1.2 million of other income in the three months ended June 30, 2008.  The decrease in other income was primarily due to $0.9 million of lower interest income resulting from lower interest rates on our lower balances of cash and short-term investments, and $0.4 million in foreign exchange losses.  We monetized the majority of our short-term investments in ARS during fiscal 2008 and reinvested these funds into money market investments which earn interest at lower rates.  See Note 3 of the Notes to the Consolidated Financial Statements for more information on our ARS.

index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 40.7% for the three months ended June 30, 2009 compared to a 29.2% effective income tax rate for the three months ended June 30, 2008.  The effective tax rate during the quarter ended June 30, 2009 reflects additional tax expense recognition due to the Company moving from a net loss or tax benefit position for the quarter ended March 31, 2009 to a net income or tax expense position for the quarter ended June 30, 2009.  The increase in the effective rate in fiscal 2009 also reflects a decrease in tax-exempt interest income from fiscal 2008 and tax adjustments recorded on the fiscal 2008 tax return filed during the quarter ended June 30, 2009.

NET INCOME (LOSS)

Net income was $9.0 million for the three months ended June 30, 2009, which represented a decrease of 9.7%, or $1.0 million from the three months ended June 30, 2008, as result of the factors discussed above.

NINE MONTHS ENDED JUNE 30, 2009, VERSUS NINE MONTHS ENDED JUNE 30, 2008

REVENUE

Revenue was $194.9 million for the nine months ended June 30, 2009, which represented a 31.6%, or $90.1 million, decrease from the nine months ended June 30, 2008.  Of this decrease, $92.4 million was due to decreased sales volume driven by the significant weakening of demand for our products due to the global economic recession that we experienced during the first half of fiscal 2009, and $1.3 million due to a lower-priced product mix.  These decreases were partially offset by a $3.4 million increase in revenue due to the effect of foreign exchange rate changes.

COST OF GOODS SOLD

Total cost of goods sold was $113.1 million for the nine months ended June 30, 2009, which represented a decrease of 25.8%, or $39.3 million, from the nine months ended June 30, 2008.  Of this decrease, $53.0 million was due to decreased sales volume due to the global economic recession, $8.6 million was due to lower fixed manufacturing costs and $4.5 million was due to higher manufacturing yields in our CMP slurry and pad production.  These cost decreases were partially offset by a $12.8 million increase due to a higher-cost product mix, $12.0 million cost increase due to lower utilization of our manufacturing capacity on the decreased level of sales and a $2.7 million increase due to the effect of foreign exchange rate changes.

As discussed above, in response to the significant decrease in demand for our products due to the global economic recession, we implemented a number of cost reduction initiatives.  A number of these initiatives remain in effect and are intended to improve our operating effectiveness during the current economic recession.  We will consider additional cost containment measures as needed if the soft economic environment continues or worsens.

GROSS PROFIT

Our gross profit as a percentage of revenue was 41.9% for the nine months ended June 30, 2009, compared to 46.5% for the nine months ended June 30, 2008.  The decrease was primarily due to the underutilization of our manufacturing capacity on the significantly lower level of sales and a higher-cost product mix, partially offset by lower fixed manufacturing costs and favorable production yields.

index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $35.6 million for the nine months ended June 30, 2009, which represented a decrease of 2.6%, or $0.9 million, from the nine months ended June 30, 2008.  The decrease was primarily related to $1.7 million in lower staffing-related costs, $0.4 million in lower depreciation expense and $0.3 million in lower travel-related costs.  These cost decreases were partially offset by $1.1 million in pre-tax impairments recorded during our second quarter of fiscal 2009 on certain research and development equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and $0.4 million in higher expenses for laboratory supplies.

SELLING AND MARKETING

Selling and marketing expenses were $16.4 million for the nine months ended June 30, 2009, which represented a decrease of 19.3%, or $3.9 million, from the nine months ended June 30, 2008.  The decrease was primarily due to $2.0 million in lower staffing-related costs, $0.8 million in lower travel-related costs, $0.3 million in lower professional fees and $0.3 million in lower advertising and trade show costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $31.0 million for the nine months ended June 30, 2009, which represented a decrease of 14.8%, or $5.4 million, from the nine months ended June 30, 2008.  The decrease resulted primarily from $3.6 million in lower staffing-related costs, primarily due to reduced expenses related to our annual bonus plan and lower share-based compensation expense, and $2.6 million in lower professional fees, including costs to enforce our intellectual property.  These cost savings were partially offset by a $1.0 million increase in our reserve for bad debt expense due to the impact of adverse economic conditions on customer collections, including customer bankruptcies, which we recorded during our second quarter of fiscal 2009.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) expense was $1.4 million for the nine months ended June 30, 2009, resulting from the acquisition of Epoch in the second quarter of fiscal 2009.

OTHER INCOME (EXPENSE), NET

Other income was $1.3 million for the nine months ended June 30, 2009, compared to $4.6 million in the nine months ended June 30, 2008.  The decrease in other income was primarily due to $3.5 million in lower interest income resulting from lower interest rates on our lower balances of cash and short-term investments, partially offset by $0.2 million in foreign exchange gains.  We monetized the majority of our short-term investments in ARS during fiscal 2008 and reinvested these funds into money market investments which generally earn interest at lower rates.  See Note 3 of the Notes to the Consolidated Financial Statements for more information on our ARS.

PROVISION FOR INCOME TAXES

Our effective income tax benefit rate was 30.7% for the nine months ended June 30, 2009 compared to a 31.1% effective tax rate for the nine months ended June 30, 2008.  The change in the effective tax rate from fiscal 2008 was primarily due to the reinstatement of the research and experimentation credit in the fourth quarter of fiscal 2008, partially offset by a decrease in tax-exempt interest income.

index

NET INCOME (LOSS)

Net loss was $1.0 million for the nine months ended June 30, 2009 compared to net income of $30.1 million for the nine months ended June 30, 2008, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We generated $16.2 million in cash flows from operating activities in the first nine months of fiscal 2009, compared to $42.7 million in cash from operating activities in the first nine months of fiscal 2008.  Our cash provided by operating activities in the first nine months of fiscal 2009 originated from $29.5 million in non-cash items partially offset by a net loss of $1.0 million and a $12.3 million decrease in cash flow due to a net increase in working capital.  The decrease in cash from operations compared to the first nine months of fiscal 2008 was primarily due to decreased net income in the period, the timing of accounts payable and accrued liability payments, including the payment of our annual bonus related to fiscal 2008, and increased accounts receivable due to substantial revenue growth in the third quarter of fiscal 2009, partially offset by a decrease in inventory levels in fiscal 2009.

In the first nine months of fiscal 2009, cash flows used in investing activities were $67.5 million representing $60.5 million used for our acquisition of Epoch, net of $6.2 million in cash acquired, and $7.0 million in purchases of property, plant and equipment.  In the first nine months of fiscal 2008, cash flows provided by investing activities were $121.9 million.  We had net sales of short-term investments of $137.4 million as we liquidated a majority of our ARS during the quarter ended March 31, 2008.  This cash inflow was partially offset by $15.5 million in cash used for purchases of property, plant and equipment, primarily for the purchase and installation of a 300-millimeter polishing tool and related metrology equipment at our Asia Pacific technology center and building improvements and equipment to enhance our pad production capabilities.  We estimate that our total capital expenditures in fiscal 2009 will be approximately $10 million.

In the first nine months of fiscal 2009, cash flows used in financing activities were $0.1 million, representing $0.8 million in principal payments on capital leases and $0.3 million in repurchases of common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan for shares withheld to cover payroll taxes on the vesting of restricted stock granted under the Equity Incentive Plan, partially offset by $1.1 million received from the issuance of common stock under our Equity Incentive Plan and Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan.  We did not repurchase any shares under our share repurchase program during the first nine months of fiscal 2009.  In the first nine months of fiscal 2008, cash flows used in financing activities were $33.3 million, primarily as a result of $34.0 million in repurchases of common stock under our share repurchase program.  In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Share repurchases are made from time to time, depending on market conditions, at management’s discretion.  As of June 30, 2009, we have $50.0 million remaining on this share repurchase program.  We fund share purchases under this program from our available cash balance.  We view this program as a flexible and effective means to return cash to stockholders.

We have an unsecured revolving credit facility of $50.0 million with an option to increase the facility up to $80.0 million. Pursuant to an amendment we entered into in October 2008, the agreement extends to November 2011, with an option to renew for two additional one-year terms.  Under this agreement, interest accrues on any outstanding balance at either the lending institution’s base rate or the Eurodollar rate plus an applicable margin.  We also pay a non-use fee.  This amendment did not include any other material changes to the terms of the credit agreement.  Loans under this facility are intended primarily for general corporate purposes, including financing working capital, capital expenditures and acquisitions.  The credit agreement also contains various covenants.  No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

index

As discussed in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q, we completed our acquisition of Epoch during our second quarter of fiscal 2009.  The total cash outlay was $60.5 million representing $59.4 million in cash paid to Epoch’s shareholders on the first closing date of February 27, 2009, $0.7 million in cash paid for transaction costs and $6.6 million held in an escrow account to be paid to Eternal on the second closing date, in August 2010, partially offset by $6.2 million in cash acquired with Epoch.

Despite the ongoing capital and credit market uncertainty, we believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, including merger and acquisition activities, and share repurchases for the foreseeable future.  However, we plan to further expand our business and continue to improve our technology; therefore, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements. The current uncertainty in the capital and credit markets may hinder our ability to secure additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2009, and September 30, 2008, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Purchase obligations	$37.9	$35.6	$2.3	$-	$-
Acquisition related	6.6	-	6.6	-	-
Capital lease obligations	2.8	1.2	1.6	-	-
Operating leases	2.8	1.2	1.6	-	-
Other long-term liabilities	3.6	-	-	-	3.6
Total contractual obligations	$53.7	$38.0	$12.1	$-	$3.6

We operate under a fumed silica supply agreement with Cabot Corporation under which we are generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain non-material minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  This agreement was amended in April 2008 to extend the termination date to December 2012 and to change the pricing and some other non-material terms of the agreement.  The agreement will automatically renew unless either party gives certain notice of non-renewal.  We currently anticipate we will not have to pay any shortfall under this agreement.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $21.8 million of contractual commitments for fumed silica and fumed alumina under these contracts.

index

As discussed in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q, we completed the first closing of our acquisition of Epoch during our second quarter of fiscal 2009.  Under the share purchase agreement, we paid $59.4 million to obtain 90% of Epoch’s stock from Eternal Chemical Co., Ltd. (Eternal).  We expect to pay an additional $6.6 million to Eternal on the second closing date, in August 2010, and we have placed the $6.6 million in an escrow account for this purpose to be held until then.  The escrow account is recorded as long-term restricted cash at June 30, 2009 and is included with other long-term assets on our Consolidated Balance Sheet.  During this interim period, Eternal will continue to hold the remaining 10% ownership interest in Epoch; however, Eternal has waived rights to any interest in Epoch earnings during the interim period, including any associated dividends.  Consequently, we have recorded a $6.6 million long-term liability on our Consolidated Balance Sheet at June 30, 2009 rather than recording a minority interest in Epoch.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese Yen and, to a lesser extent, the Taiwan Dollar, British Pound and the Euro.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we may be unable to hedge these exposures completely.  During the nine months ended June 30, 2009, we recorded $0.4 million in foreign currency translation gains that are included in other income on our Consolidated Statement of Income.  We also recorded $6.5 million in currency translation gains, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily are the result of general weakening of the U.S. dollar relative to the Japanese Yen.  Approximately 22% of our revenue is transacted in currencies other than the U.S. dollar. We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of June 30, 2009, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At June 30, 2009, we owned two auction rate securities (ARS) with a total estimated fair value of $8.1 million ($8.3 million par value) which we classified as other long-term assets on our Consolidated Balance Sheet.  General uncertainties in the global credit markets caused widespread ARS auction failures as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected.

In the third quarter of fiscal 2009, we maintained the $0.2 million pre-tax and net of tax reduction that we had recorded in fiscal 2008 in stockholders’ equity in accumulated other comprehensive income to reflect a decline in fair value of our ARS which we believe is temporary as it relates to the loss of liquidity in the ARS market rather than to credit loss as previously defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Critical Accounting Policies and Estimates and Effects of Recent Accounting Pronouncements”.  We believe that we will be able to monetize the remaining two securities at par, either through successful auctions, refinancing of the underlying debt by the issuers, or holding the securities to maturity.  However, if auctions involving our ARS continue to fail, if issuers are unable to refinance the underlying securities, if the issuing municipalities are unable to pay debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future and we may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.  See Notes 3 and 6 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for more information.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company acquired Epoch Material Co., Ltd. (Epoch) in a purchase business combination on February 27, 2009.  Consequently, management has excluded Epoch from its assessment of internal control over financial reporting as of June 30, 2009 and we are currently in the process of incorporating the internal controls and procedures of Epoch into our internal control over financial reporting.  We will report on our assessment of our combined operations within the time period provided by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations.  There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 other than the risks related to worldwide economic and industry conditions as described below.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices.  The global economy is currently in recession and we first began to see significant adverse effects of this in our fourth quarter of fiscal 2008 as the reduction in end user demand for IC devices caused semiconductor manufacturers to reduce their production, which reduced the demand for our CMP consumable products.  We believe weakness of the U.S. and global economy and stress in the financial markets have persisted, and this has caused a significant decrease in demand for our products during the first nine months of fiscal 2009, as our revenue for that period decreased over 31% from the first nine months of fiscal 2008.  Although demand for our products increased significantly during our third quarter of fiscal 2009 from the level achieved during the second quarter, it is uncertain if this increase in demand will continue.  If global economic conditions remain uncertain or deteriorate further, we may experience additional material adverse impacts on our results of operations and financial condition.

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

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  Our business in CMP pads is also developing and growing.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership of materials consumed in their manufacturing processes, including CMP slurries and pads.  We expect these technological changes and advances, and this drive toward lower costs, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers’ efforts to reduce consumption of CMP slurries and pads and possible reuse or recycling of slurries, could render our products less important to the IC device manufacturing process.

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

During the nine months ended June 30, 2009 and 2008, our five largest customers accounted for approximately 41% and 44% of our revenue; respectively.  Taiwan Semiconductor Manufacturing Company (TSMC) was our largest customer during each of these periods, accounting for approximately 16% and 17% of our revenue for the nine months ended June 30, 2009 and 2008, respectively.  In fiscal 2008, our five largest customers accounted for approximately 44% of our revenue; with TSMC accounting for approximately 17% of our revenue.

index

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 83% and 81% of our revenue was generated by sales to customers outside of the United States for the nine months ended June 30, 2009, and the fiscal year ended September 30, 2008, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

Further, we may never realize the perceived or anticipated benefits of a business combination or investments in other entities.  Acquisitions by us could have negative effects on our results of operations, in areas such as contingent liabilities, gross profit margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities.  Investments in and acquisitions of technology-related companies are inherently risky because these businesses may never develop, and we may incur losses related to these investments.  In addition, we may be required to write down the carrying value of acquisitions or investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

BECAUSE WE HAVE LIMITED EXPERIENCE IN BUSINESS AREAS OUTSIDE OF CMP SLURRIES, EXPANSION OF OUR BUSINESS INTO NEW PRODUCTS AND APPLICATIONS MAY NOT BE SUCCESSFUL

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our CMP business from CMP slurries into other areas, such as CMP polishing pads.  Additionally, pursuant to our Engineered Surface Finishes business, we are pursuing a number of surface modification applications, such as high precision optics.  Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers’ needs or we may be unable to keep pace with technological or other developments.  Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

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

We owned auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) at June 30, 2009.  We classified these investments as Other Long-Term Assets on our Consolidated Balance Sheet as of June 30, 2009.  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if issuers are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2009	74	$24.52	-	$50,003
May 1 through May 31, 2009	-	-	-	$50,003
Jun. 1 through Jun. 30, 2009	-	-	-	$50,003
Total	74	$24.52	-	$50,003

In January 2008, we announced that the Board of Directors had authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.   The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  We view the program as a flexible and effective means to return cash to stockholders.  No shares were repurchased under this program during the fiscal quarter ended June 30, 2009.

Separate from this share repurchase program, the shares purchased during the third quarter of fiscal 2009 were purchased pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the Equity Incentive Plan.

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.57	Adoption agreement, as amended April 1, 2009, of Cabot Microelectronics Corporation 401(k) Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: August 7, 2009	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 7, 2009	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]