Form 10-K
period 2009-09-30
CABOT MICROELECTRONICS CORP
filed 2009-11-24
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [  ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [  ]    No [ X ]

The aggregate market value of the registrant’s Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2009, as reported by the NASDAQ Global Select Market, was approximately $552,778,600.  For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

As of October 31, 2009, the Company had 23,445,722 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 2, 2010, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

This Form 10-K includes statements that constitute “forward-looking statements” within the meaning of federal securities regulations.  For more detail regarding “forward-looking statements” see Item 7 of Part II of this Form 10-K.

CABOT MICROELECTRONICS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

Index

PART I

ITEM 1.  BUSINESS

OUR COMPANY

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our''), which was incorporated in the state of Delaware in 1999, is the leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of the most advanced IC devices, thereby enabling our customers to produce smaller, faster and more complex IC devices with fewer defects.

We currently operate predominantly in one industry segment – the development, manufacture and sale of CMP consumables.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads.  In addition, we develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We are also pursuing a number of other demanding surface modification applications outside of the semiconductor and hard disk drive industries for which we believe our capabilities and knowledge may provide value in improved surface performance or productivity.

In February 2009, we acquired Epoch Material Co., Ltd. (Epoch), which previously was a consolidated subsidiary of Eternal Chemical Co., Ltd. (Eternal).  Epoch is a Taiwan-based company specializing in the development, manufacture and sale of copper CMP slurries and CMP cleaning solutions to the semiconductor industry, and color filter slurries to the liquid crystal display (LCD) industry.  We believe the acquisition of Epoch provides an excellent opportunity to strengthen and grow our core CMP consumables business, primarily in the area of copper CMP slurries, and enhances our ability to innovate, deliver and support high-performing, world-class products to our customers around the world.

CMP PROCESS WITHIN IC DEVICE MANUFACTURING

IC devices are components in a wide range of electronic systems for computing, communications, manufacturing and transportation.  Individual consumers most frequently encounter IC devices as microprocessors in their personal computers and as memory chips in computers, cell phones and digital cameras.  The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon, with the first manufacturing step referred to as a “wafer start”.  A large number of identical IC devices, or dies, are manufactured on each wafer at the same time.  The first steps in the manufacturing process build transistors and other electronic components on the silicon wafer.  These are isolated from each other using a layer of insulating material, most often silicon dioxide, to prevent electrical signals from bridging from one transistor to another.  These components are then wired together using conducting materials such as aluminum or copper in a particular sequence to produce a functional IC device with specific characteristics.  When the conducting wiring on one layer of the IC device is completed, another layer of insulating material is added.  The process of alternating insulating and conducting layers is repeated until the desired wiring within the IC device is achieved.  At the end of the process, the wafer is cut into the individual dies, which are then packaged to form individual chips.

Demand for CMP products for IC devices is primarily based on the number of wafer starts by semiconductor manufacturers and the complexity of the IC devices they produce.  To enhance the performance of IC devices, IC device manufacturers have progressively increased the number and density of electronic components and wiring in each IC device.  As a result, the number of wires and the number of discrete wiring layers have increased.  As the complexity of IC devices has increased, the demand for CMP products has also increased.  As semiconductor technology has advanced and performance requirements of IC devices have increased, the percentage of IC devices that utilize CMP in the manufacturing process has increased steadily over time.  We believe that CMP is used in the majority of all IC devices made today, and we expect that the use of CMP will continue to increase in the future.

Index

In the CMP polishing process, CMP consumables are used to level, smooth and remove excess material from the surfaces of the layers of IC devices via a combination of chemical reactions and mechanical abrasion, leaving minimal residue or defects on the surface, and leaving only the material necessary for circuit integrity.  CMP slurries are liquid solutions generally composed of high-purity deionized water and a proprietary mix of chemical additives and engineered abrasives that chemically and mechanically interact at an atomic level with the surface material of the IC device.  CMP pads are engineered polymeric materials designed to distribute and transport the slurry to the surface of the wafer and distribute it evenly across the wafer.  Grooves are cut into the surface of the pad to facilitate distribution of the slurry.  During the CMP process the wafer is typically held on a rotating carrier, which is pressed down against a rotating polishing table and spun in a circular motion.  The portion of the table that comes in contact with the wafer is covered by a polishing pad.  A CMP slurry is continuously applied to the polishing pad to facilitate and enhance the polishing process.  Hard disk drive manufacturers use similar processes to smooth the surface of substrate disks before depositing magnetic media onto the disk.

An effective CMP process is achieved through technical optimization of the CMP consumables in conjunction with an appropriately designed CMP process.  Prior to introducing new or different CMP slurries or pads into its manufacturing process, an IC device manufacturer generally requires the product to be qualified in its processes through an extensive series of tests and evaluations.  These qualifications are intended to ensure that the CMP consumable product will function properly within our customer’s overall manufacturing process.  These tests may require minor changes to the CMP process or the CMP slurry or pad.  While this qualification process varies depending on numerous factors, it is generally quite costly and may take six months or longer to complete.  IC device manufacturers usually take into account the cost, time required and impact on production when they consider implementing or switching to a new CMP slurry or pad.

CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with a greater density of transistors and other electronic components than is possible without CMP.  By enabling IC device manufacturers to make smaller IC devices, CMP also allows them to increase the number of IC devices that fit on a wafer.  This increase in the number of IC devices per wafer in turn increases the throughput, or the number of IC devices that can be manufactured in a given time period, and thereby reduces the cost per device.  CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield.  Improvements in throughput and yield reduce an IC device manufacturer's unit production costs, and reducing costs is one of the highest priorities of a semiconductor manufacturer as the return on its significant investment in manufacturing capacity can be enhanced by lower unit costs.  More broadly, sustained growth in the semiconductor industry traditionally has been fueled by enhanced performance and lower unit costs, making IC devices more affordable in an expanding range of applications.

PRECISION POLISHING

Through our Engineered Surface Finishes (ESF) business, we are applying our technical expertise in CMP consumables and polishing techniques developed for the semiconductor industry to demanding applications in other industries where shaping, enabling and enhancing the performance of surfaces is critical to success.  We believe we can deliver improvements in production efficiencies, figure precision and surface finish for a variety of difficult-to-polish materials.

Many of the production processes currently used in precision machining and polishing have been based on traditional, labor-intensive techniques, which are being replaced by computer-controlled, deterministic processes.  Our wholly-owned subsidiary, QED Technologies International, Inc. (QED), is a leading provider of deterministic finishing technology for the precision optics industry.  We believe precision optics are pervasive, serving several existing large and growing markets such as semiconductor equipment, aerospace, defense, security and telecommunications, and also offer growth potential in new applications.

Index

OUR PRODUCTS

CMP CONSUMABLES FOR IC DEVICES

We develop, produce and sell CMP slurries for a wide range of polishing applications of materials that conduct electrical signals, including tungsten, copper and tantalum (commonly referred to as “copper barrier” or “barrier”).  Slurries for polishing tungsten are used heavily in the production of memory devices for a multitude of end applications such as computers, MP3 players, cellphones, gaming devices, digital photography and digital video recorders, as well as in mature logic applications such as those used in automobiles.  Our most advanced slurries for tungsten polishing are designed to be customized to provide customers greater flexibility, improved performance and a reduced cost of ownership.  Our slurries for polishing copper and barrier materials are used primarily in the production of advanced IC logic devices such as microprocessors for computers, and devices for graphic systems, gaming systems and communication devices.  These products include different slurries for polishing the copper film and the thin barrier layer used to separate copper from the adjacent insulating material.  We offer multiple products for each technology node to enable different integration schemes depending on specific customer needs.

We also develop, manufacture and sell slurry products used to polish the dielectric insulating materials that separate conductive layers within logic and memory IC devices.  Our core slurry products for these materials are used for a wide variety of high volume applications.  Our advanced dielectrics products are designed to meet the more stringent and complex performance requirements of lower-volume, more specialized dielectric polishing applications at advanced technology nodes.

We develop, produce and sell CMP polishing pads, which are consumable materials that work in conjunction with CMP slurries in the CMP polishing process.  We believe that CMP polishing pads represent a natural adjacency to our CMP slurry business, since the technologies are closely related and utilize the same technical and sales infrastructure.  We believe our unique pad material and our continuous pad manufacturing process enable us to produce a pad with a longer pad life, greater consistency from pad-to-pad, and enhanced performance, resulting in lower cost of ownership for our customers.  We are producing and selling pads that can be used on a variety of polishing tools, over a broad range of applications including tungsten, copper and dielectrics, over a range of technology nodes, and on both 200mm and 300mm wafers.

CMP CONSUMABLES FOR THE DATA STORAGE INDUSTRY

We develop and produce CMP slurries for polishing the materials that coat rigid disks and magnetic heads used in hard disk drives for computer and other data storage applications, which represent an extension of our core CMP slurry technology and manufacturing capabilities established for the semiconductor industry.  We believe CMP significantly improves the surface finish of these coatings, resulting in greater storage capacity of the hard disk drive systems, and also improves the production efficiency of manufacturers of hard disk drives by helping increase their throughput and yield.

PRECISION OPTICS PRODUCTS

Through our QED subsidiary, we design and produce precision polishing and metrology systems for advanced optic applications that allow customers to attain near-perfect shape and surface finish on a range of optical components such as mirrors, lenses and prisms.  Historically, advanced optics have been produced using labor-intensive artisan processes, and variability has been common.  QED has created an automated polishing system that enables rapid, deterministic and repeatable surface correction to the most demanding levels of precision in dramatically less time than with traditional means.  QED’s polishing systems use Magneto-Rheological Finishing (MRF), a proprietary surface figuring and finishing technology, which employs magnetic fluids and sophisticated computer technology to polish a variety of shapes and materials.  Its metrology systems use Subaperture Stitching Interferometry (SSI) technology that captures precise metrology data for large and/or strongly curved optical parts and an Aspheric Stitching Interferometer (ASI), which is designed to measure increasingly complex shapes, including non-spherical surfaces, or aspheres.

Index

STRATEGY

We collaborate with our customers to design and manufacture products that offer innovative and reliable solutions to our customers’ challenges and we strive to consistently and reliably deliver and support these products around the world.  We continue to focus on the execution of our primary strategy of strengthening and growing our core CMP consumables business within the semiconductor and hard disk drive industries.  We are also leveraging our expertise in CMP process and slurry formulation to expand our ESF business in the optics, electronic substrates and solar markets.

STRENGTHEN AND GROW OUR CORE CMP CONSUMABLES BUSINESS

As the leader in the CMP slurry industry, we intend to grow our core CMP consumables business through implementation of our three strategic initiatives – maintaining our technological leadership, achieving operations excellence and connecting with our customers.  We believe our strong financial position allows us to fund growth opportunities in our core CMP consumables business through internally developed technologies as well as through potential acquisitions of technologies and businesses such as our acquisition of Epoch in fiscal 2009.

Technology Leadership:  We believe that technology is vital to success in our CMP consumables business and we devote significant resources to research and development.  We continue to develop and produce new CMP products to address existing and new CMP applications.  We need to stay ahead of the rapid technological advances in the semiconductor and data storage industries in order to deliver a broad line of CMP consumables products that meet or exceed our customers' evolving needs.  We have established research and development facilities in the United States, Japan and Singapore in order to meet our customers’ technology needs on a global basis.  In addition, we have recently integrated our existing development capability in Taiwan with Epoch’s research and development capability to provide us with an opportunity to collaborate more effectively with our customers in the Asia Pacific region.

Operations Excellence:  We believe that product quality is critical to success in our business.  Our customers demand increasing performance of our products in terms of product quality and consistency.  We strive to drive out variation in our products and processes in order to increase quality, productivity and efficiency, and improve the uniformity and consistency of performance of our CMP consumable products.  Our global manufacturing sites are managed to ensure we have the people, training and systems needed to support the unique industry demands for product quality.  To support our operations excellence initiative, we have adopted the concepts of Six Sigma across our Company.  Six Sigma is a systematic, data-driven approach and methodology for improving quality by reducing variability.  We believe our Six Sigma initiatives have contributed to significant, sustained improvement in productivity in our operations over the past five fiscal years.  We also have extended our Six Sigma initiative to include joint projects with customers and vendors.  We continue to make improvements to our supply chain to improve the quality and consistency of our products, processes and raw materials, as well as to expand our production capacity.

Connecting With Our Customers:  We believe that building close relationships with our customers is a key to achieving long-term success in our business.  We collaborate with our customers on joint projects to identify and develop new and better CMP consumables, to integrate our products into their manufacturing processes, and to assist them with supply, warehousing and inventory management.  Our customers demand a highly reliable supply source, and we believe we have a competitive advantage because of our ability to timely deliver high-quality products and service from the early stages of product development through the commercial use of our products.  We have devoted significant resources to enhance our close customer relationships and we are committed to continuing this effort.  We strategically locate our research facilities, manufacturing operations and the related technical and customer support teams to be responsive to our customers’ needs.

Index

The following are some examples of the successful execution of our strategic initiatives during fiscal 2009.

The acquisition of Epoch significantly increased our physical presence in Taiwan, the largest CMP market in the world. We are currently working to capture synergies in the following areas:
o	We are leveraging our research and development facilities in Taiwan to better utilize the strengths within our overall research and development team.
o	We have transitioned most of our storage and distribution needs in Taiwan to Epoch’s automated warehouse facility rather than relying on a third party service provider.
o	We have transitioned to selling directly Epoch’s products outside of Taiwan through the use of our own extensive global sales and logistics network rather than by using third-party distributors.

We continued to grow our pad business, despite the global economic recession and its adverse effect on the semiconductor industry, increasing pad revenue from $15 million in fiscal 2008 to nearly $18 million in fiscal 2009.  We are now selling polishing pads to over 20 customers for commercial use in more than 30 different applications.

o	We continued to improve our pad manufacturing yields in fiscal 2009. We have improved our pad yields every quarter since we began high volume commercial production.
o	We completed the installation of on-site pad finishing capability at Taiwan Semiconductor Manufacturing Company (TSMC).
o	We received an “Editors’ Choice Best Products” award for our D100 polishing pad from Semiconductor International Magazine.

We have captured customer feedback through a variety of avenues, including customer-supplied scorecards and Company-initiated surveys.  We use the feedback from our customers to drive further improvements in all facets of our business to increase customer satisfaction.

o	Our customer satisfaction performance, based on customer-supplied scorecards and our own surveys, has continued to improve year after year.
o	We have received several customer awards recognizing the Company as a key supplier, including a supplier award from TSMC that we were honored to receive in November 2008.

LEVERAGE OUR EXPERTISE INTO NEW MARKETS - ENGINEERED SURFACE FINISHES BUSINESS

In addition to strengthening and growing our core CMP business, we continue to pursue development of our ESF business.  We believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries that are synergistic to our CMP consumables business.  We are focusing on several business areas including precision optics, electronic substrates and solar power.

Similar to our core CMP business, our ESF business is technology driven.  For example, we believe our QED subsidiary is the technology leader in deterministic finishing for the precision optics industry.  In fiscal 2008, QED was awarded a prestigious “R&D 100 award” by R&D Magazine for QED’s development of its SSI-A system.  SSI-A is a precision metrology system that is capable of measuring complex optical surfaces, including those that are non-spherical.  In fiscal 2009, QED enhanced this capability through the introduction of its ASI technology, which allows customers to measure more complex shapes.

INDUSTRY TRENDS

SEMICONDUCTOR INDUSTRY

We believe the semiconductor industry continues to demonstrate several clear trends: the semiconductor business is cyclical; there is constant pressure to reduce costs; and the customer base is consolidating.

Index

The cyclical nature of the semiconductor industry is closely tied to the global economy as well as to supply and demand within the industry.  We began to see the adverse effects of a global economic recession in our fourth quarter of fiscal 2008.  In response to this global economic downturn, and in light of excess inventories of IC devices, semiconductor manufacturers reduced their production of IC devices through the first calendar quarter of 2009, which significantly reduced their demand for our products.  During the last six months of our fiscal 2009, the industry began to replenish inventories and also experienced some improvement in underlying demand, which positively affected the demand for our products.  We believe the improvement in underlying demand was likely partially driven by government-sponsored stimulus plans, most visibly in China.  There are indications that this global economic recession has ended; however, the timing and pace of a recovery are uncertain.  We are confident that semiconductor industry demand will grow over the long term based on growth in underlying wafer starts.  We also believe that our Company is well positioned to operate successfully over a range of demand environments as we have successfully navigated our business through a number of industry cycles in the past.

As the demand for more advanced and lower cost electronic devices grows, there is increased pressure on IC device manufacturers to reduce their costs.  Many manufacturers reduce costs by pursuing ever-increasing scale in their operations.  In addition, manufacturers seek ways to optimize their production yield while minimizing their production costs regardless of the number of units they produce.  They look for CMP consumables products with improved quality and performance that reduce their overall cost of ownership, and they pursue price reductions on the materials they buy.  This pressure on manufacturers to reduce costs has also led to a continued increase in the use of foundries where semiconductor companies can outsource some or all of their manufacturing to reduce their fixed costs.  This approach also leads to increasing scale and lower costs for these foundries.

The number of semiconductor manufacturers continues to decline both through mergers and acquisitions as well as through alliances among different companies.  Smaller manufacturers do not have the resources to compete with the large manufacturers on the global basis needed in today’s market.  Many of our customers are forming consortia and research and development alliances to better manage the high cost of their development activities.

CMP CONSUMABLES INDUSTRY

Demand for CMP consumables is primarily driven by wafer starts, so the CMP consumables industry reflects the cyclicality of the semiconductor industry.  Our financial results for fiscal 2009 clearly demonstrated this cyclicality.  In the first half of our fiscal 2009, we saw the adverse effects of the global economic recession as our revenues for the first six months of fiscal 2009 decreased over 42% from the comparable period of fiscal 2008.  However, we saw an upturn in our revenue during the second half of fiscal 2009 due to semiconductor manufacturers replenishing their inventories and due to increased underlying demand, partially driven by various economic stimulus plans.  Over the long term, we anticipate the worldwide market for CMP consumables used by IC device manufacturers will grow as a result of expected long term growth in wafer starts, growth in the percentage of IC devices produced that require CMP, an increase in the number of CMP polishing steps required to produce these devices and the introduction of new materials in the manufacture of semiconductor devices.

We expect the anticipated growth in demand will be somewhat mitigated by increased efficiencies in CMP consumable usage as customers seek to reduce their costs.  Semiconductor manufacturers look for ways to lower the cost of CMP consumables in their production operations, including diluting slurry or reducing the slurry flow rate during production to reduce the total amount of slurry used, and extending the polishing time before replacing pads.

As semiconductor technology continues to advance, we believe that CMP technical solutions are becoming more complex, and leading-edge technologies almost always require some customization by customer, tool set and process integration approach.  Leading-edge device designs are introducing more materials and processes into next generation chips, and these new materials and processes must be considered in developing CMP solutions. As a result, customers are selecting suppliers earlier in their development processes and are maintaining preferred supplier relationships through production.  We believe that close collaboration between customers and suppliers offers the best opportunity for optimal CMP solutions.  We also believe that research and development programs are critically important as we develop innovative, high-performing and more cost-effective CMP solutions.

Index

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

Our CMP slurry competitors range from small companies that compete with a single product and/or in a single geographic region to divisions of global companies with multiple lines of IC manufacturing products.  However, we believe we have more CMP slurry business than any other provider.  In our view, we are the only CMP slurry supplier today which serves a broad range of customers by offering and supporting a full line of CMP slurry products for all major applications over a range of technologies, and that has a proven track record of supplying these products globally in high volumes with the attendant required high level of technical support services.

The CMP polishing pad market has been dominated by a single entity that has held this position for a number of years.  A number of other companies are attempting to enter this market, providing potentially viable product alternatives.  We believe our pad materials and our continuous pad manufacturing process have enabled us to produce a pad with a longer pad life with more consistency for our customers, thus reducing their total pad cost.  We believe this has fueled significant growth in sales of our pad products.  We are currently developing our next generation of pad products which we believe could offer our customers an even better solution over a broader range of applications.

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

Based upon our own observations and customer survey results, we believe the following factors influence our customers’ CMP buying decisions: overall cost of ownership, which represents the cost to purchase, use and maintain a product; product quality and consistency; product yield and performance; engineering support; and delivery/supply assurance.  We believe that greater customer sophistication in the CMP process, more demanding integration schemes, additional and unique polishing materials and cost pressures will add further demands on CMP consumable suppliers. When these factors are combined with our customers’ desires to gain purchasing leverage and lower their cost of ownership, we believe that only the most reliable, innovative, cost effective, service driven CMP consumables suppliers will thrive.

We use an interactive approach to build close relationships with our customers in a variety of areas and we have customer-focused teams located in each major region of sales.  Our sales process begins long before the actual sale of our products and occurs on a number of levels.  Due to the long lead times from research and development to product commercialization and sales, we have research teams that collaborate with customers on emerging applications years before the products are required by the market. We also have development teams that coordinate with our customers, using our research and development facilities and capabilities to design CMP products tailored to their precise needs.  Next, our applications engineers work with customers to integrate our products into their manufacturing processes.  Finally, as part of our sales process, our logistics and sales personnel provide supply, warehousing and inventory management for our customers.

Index

We market our products primarily through direct sales to our customers, although we use distributors in select areas.  We believe this strategy is one way we can achieve our goal of connecting with our customers.  Our Epoch subsidiary’s products sold outside of Taiwan used to be sold primarily through distributors; as we continue to integrate the Epoch business, we now sell the majority of these products directly through our global sales channels.

Our QED subsidiary supports customers in the semiconductor equipment, aerospace, defense, security and telecommunications markets.  QED counts among its worldwide customers leading precision optics manufacturers, major semiconductor original equipment manufacturers, the United States government and its contractors.

In fiscal 2009, our five largest customers accounted for approximately 42% of our revenue, with TSMC accounting for approximately 17% of our revenue.  For additional information on concentration of customers, refer to Note 2 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Form 10-K.

RESEARCH, DEVELOPMENT AND TECHNICAL SUPPORT

We believe that technology is vital to success in our CMP business as well as in our ESF business, and we plan to continue to devote significant resources to research, development and technical support (R&D), and balance our efforts between the shorter-term market needs and the longer-term investments required of us as a technology leader.  We develop and formulate new and enhanced CMP consumables and new CMP processes tailored to our customers' needs.  We work closely with our customers at their facilities to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions.

Our technology efforts are currently focused on five main areas that span the early conceptual stage of product development involving new materials, processes and designs several years in advance of commercialization, through to continuous improvement of already commercialized products in daily use in our customers’ manufacturing facilities.  These five areas are:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP consumables products, including collaborating on joint development projects with our customers;
•	Process development to support rapid and effective commercialization of new products;
•	Technical support of CMP products in our customers’ manufacturing facilities; and
•	Evaluation of new polishing and metrology applications outside of the semiconductor industry.

Our research in CMP slurries and pads addresses a breadth of complex and interrelated performance criteria that relate to the functional performance of the chip, our customers’ manufacturing yield, and their overall cost of ownership.   We design slurries and pads that are capable of polishing one or more materials, sometimes at the same time, that make up the semiconductor circuitry.  Additionally, our products must achieve the desired surface conditions at high polishing rates, high processing yields and low consumables costs in order to earn acceptable system economics for our customers.  As dimensions become smaller and as materials and designs increase in complexity, these challenges require significant investments in R&D.

Beyond CMP for the semiconductor and data storage industries, we also commit internal R&D resources to our ESF business.  We believe that a number of application areas we are currently developing represent natural adjacencies to our core CMP business and technology, such as precision optics, electronic substrates and solar power.  Products under development include products used to polish silicon and silicon-carbide wafers to improve the surface quality of these wafers and reduce the customers’ total cost of ownership.

Index

We believe that competitive advantage lies in technology leadership, and that our investments in R&D provide us with leading-edge polishing and metrology capabilities to support the most advanced and challenging customer technology requirements on a global basis.  In fiscal 2009, 2008 and 2007, we incurred approximately $48.2 million, $49.2 million and $50.0 million, respectively, in R&D expenses.  We believe our Six Sigma initiatives in our R&D efforts realized over $3 million in cost savings in fiscal 2009, allowing us to conduct more research at a lower cost.  Investments in property, plant and equipment to support our R&D efforts are capitalized and depreciated over their useful lives.  We operate a R&D facility in Aurora, Illinois, that is staffed by a team that includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP consumable products.  This facility features a Class 1 clean room and advanced equipment for product development, including 300 mm polishing and metrology capabilities, the experimental results from which we believe correlate closely with what our customers experience when using our products in their factories.  In addition, we operate a technology center in Japan, which includes 300 mm polishing, metrology and slurry development capability, which we believe enhances our ability to provide optimized CMP solutions to our customers in the Asia Pacific region.  Epoch also has R&D capability, including a clean room with 200 mm polishing capability.  These facilities underscore our commitment both to continuing to invest in our technology infrastructure to maintain our technology leadership, and to becoming even more responsive to the needs of our customers.  Other examples of this commitment include our QED research facility in Rochester, New York, as well as our laboratory in Singapore that provides additional slurry formulation capability to support the data storage industry.

RAW MATERIALS SUPPLY

Metal oxides, such as silica and alumina, are significant raw materials we use in many of our CMP slurries.  In the interest of supply assurance, our strategy is to secure multiple sources of raw materials and qualify and monitor those sources as necessary to ensure our supply of raw materials remains uninterrupted.  Also, we have entered into multi-year supply agreements with a number of suppliers for the purchase of raw materials, including agreements with Cabot Corporation for the purchase of certain amounts and types of fumed silica and fumed alumina.  For additional information regarding these agreements, refer to “Tabular Disclosure of Contractual Obligations”, included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Item 7 of Part II of this Form 10-K.

INTELLECTUAL PROPERTY

Our intellectual property is important to our success and ability to compete.  As of October 31, 2009, we had 188 active U.S. patents and 94 pending U.S. patent applications.  In most cases we file counterpart foreign patent applications.  Many of these patents are important to our continued development of new and innovative products for CMP and related processes, as well as for new businesses.  Our patents have a range of duration and we do not expect to lose any material patent through expiration in the next five years.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements.  We vigorously and proactively pursue parties that attempt to compromise our investments in research and development by infringing our intellectual property.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a competitor of ours, charging that DA Nano’s manufacture and marketing of certain CMP slurries infringe five CMP slurry patents that we own, and that litigation is ongoing.  In addition, in the third quarter of fiscal 2006, we were successful in an action we brought before the United States International Trade Commission (ITC) concerning Cheil Industries, Inc. (Cheil) which resulted in the prohibition of the importation and sale within the United States of certain CMP slurries that infringe certain of our patents, and we have litigation currently ongoing in Korea against Cheil regarding the same patent family.

Most of our intellectual property has been developed internally, but we also may acquire intellectual property from others to enhance our intellectual property portfolio.  These enhancements may be via licenses or assignments or we may acquire certain proprietary technology and intellectual property when we make acquisitions, such as through our acquisitions of Epoch, QED and Surface Finishes Co.  We believe these technology rights continue to enhance our competitive advantage by providing us with future product development opportunities and expanding our already substantial intellectual property portfolio.

Index

ENVIRONMENTAL MATTERS

Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health.  We believe that our facilities are in substantial compliance with applicable environmental laws and regulations.  By utilizing Six Sigma in our environmental management system process, we believe we have improved operating efficiencies while protecting the environment.  Our operations in the United States, Japan and Taiwan are ISO 14001 Certified, which requires that we implement and operate according to various procedures that demonstrate our dedication to waste reduction, energy conservation and other environmental concerns.  We are committed to maintaining these certifications and are actively pursuing ISO 14001 certification for our operations in Singapore.  We will also obtain additional certifications, as applicable, in the areas in which we do business.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and abroad.  However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

We believe we have a world-class team of employees who make our Company successful.  As of October 31, 2009, we employed 882 individuals, including 460 in operations, 219 in research and development and technical, 93 in sales and marketing and 110 in administration.  None of our employees are covered by collective bargaining agreements.  We have not experienced any work stoppages and in general consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We sell our products worldwide.  Our geographic coverage allows us to utilize our business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends, and offers us an opportunity to take advantage of new markets for products.

For more financial information about geographic areas, see Note 19 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Form 10-K.

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

Index

ITEM 1A.  RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 other than the risks related to worldwide economic and industry conditions, as described below.  We may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by decreases in product demand, excess customer inventories, and accelerated erosion of prices.  Our business has been significantly impacted by the global economic recession.  We first began to see significant adverse effects of this in our fourth quarter of fiscal 2008 as the reduction in end user demand for IC devices caused semiconductor manufacturers to reduce their production, which reduced the demand for our CMP consumables products.  We believe weakness of the U.S. and global economy and stress in the financial markets have persisted, and this caused a significant decrease in demand for our products during fiscal 2009, as our revenue decreased 22.3% from revenue earned in fiscal 2008.  Although demand for our products increased significantly during the second half of fiscal 2009 from the level achieved during the first half of the fiscal year, it is uncertain if this increase in demand will continue.  If global economic conditions remain uncertain or deteriorate further, we may experience additional material adverse impacts on our results of operations and financial condition.

Continued adverse global economic conditions may have other negative effects on our Company such as:
•
The ability of our customers to pay their obligations to us may be adversely affected causing a negative impact on our cash flows and our results of operations as evidenced by the bankruptcy filing of a small number of our customers in fiscal 2009.

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

In fiscal 2009, our five largest customers accounted for approximately 42% of our revenue, with Taiwan Semiconductor Manufacturing Company (TSMC) accounting for approximately 17% of our revenue.  In fiscal 2008, our five largest customers accounted for approximately 44% of our revenue; with TSMC accounting for approximately 17% of our revenue.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations, and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including fumed silica, which we use for certain of our slurries, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters.

For instance, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed silica.  We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed silica, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by our customers.  In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us. Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

Index

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 84%, 81% and 79% of our revenue was generated by sales to customers outside of the United States for fiscal 2009, 2008 and 2007, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

Further, we may never realize the perceived or anticipated benefits of a business combination or investments in other entities.  Acquisitions by us could have negative effects on our results of operations, in areas such as contingent liabilities, gross profit margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities.  Investments in and acquisitions of technology-related companies are inherently risky because these businesses may never develop, and we may incur losses related to these investments.  In addition, we may be required to write down the carrying value of these acquisition or investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

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

We owned auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) at September 30, 2009, which were classified as Other Long-Term Assets on our Consolidated Balance Sheet.  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if issuers are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

Index

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2.  PROPERTIES

Our principal U.S. facilities that we own consist of:

▪	a global headquarters and research and development facility in Aurora, Illinois, comprising approximately 200,000 square feet;
▪	a commercial dispersion plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet;
▪	a commercial polishing pad manufacturing plant and offices in Aurora, Illinois, comprising approximately 48,000 square feet;
▪	an additional 13.2 acres of vacant land in Aurora, Illinois; and
▪	a facility in Addison, Illinois, comprising approximately 15,000 square feet.

In addition, we lease a facility in Rochester, New York, comprising approximately 21,000 square feet.

Our principal foreign facilities that we or our subsidiaries own consist of:

▪	a commercial dispersion plant, automated warehouse, research and development facility and offices in Kaohsiung County, Taiwan, comprising approximately 170,000 square feet;
▪	a commercial dispersion plant and distribution center in Geino, Japan, comprising approximately 113,000 square feet;
▪	a development and technical support facility in Geino, Japan, comprising approximately 20,000 square feet.

Our principal foreign facilities that we lease consist of:

▪	an office, research and development laboratory and polishing pad manufacturing plant in Hsin-Chu, Taiwan, comprising approximately 31,000 square feet;
▪	a commercial manufacturing plant, research and development facility and business office in Singapore, comprising approximately 24,000 square feet.

We believe that our facilities are suitable and adequate for their intended purpose and provide us with sufficient capacity and capacity expansion opportunities and technological capability to meet our current and expected demand in the foreseeable future.

Index

ITEM 3.  LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  On January 27, 2009, we filed a motion for summary judgment on DA Nano’s infringement of certain of the patents at issue in the suit, and on that same date, DA Nano filed a motion for summary judgment on non-infringement and invalidity of certain of the patents at issue in the suit.  On November 16, 2009, the District Court issued its ruling on all of these respective summary judgment motions.  In its summary judgment ruling, the District Court denied a motion filed by DA Nano for summary judgment of invalidity of three of our patents at issue in the case, which are fundamental patents in the field of tungsten CMP.  The District Court also denied DA Nano’s motion for summary judgment of non-infringement of these patents.  In addition, the District Court denied DA Nano’s motion for summary judgment of non-infringement of another one of our patents at issue in the suit that is considered to be a foundational CMP patent.  The District Court also denied Cabot Microelectronics’ motion for summary judgment of infringement of the tungsten patents, stating that despite the weight of the record on DA Nano's infringement, summary judgment is not the forum to decide issues of fact that remain.  We believe that the recently issued summary judgment ruling supports our position on the merits of the case with regard to the evidence of DA Nano’s infringement of our tungsten patents and the lack of evidence of invalidity of these patents.  Although no trial date has yet been set, as part of the summary judgment ruling, the District Court has ordered the parties to submit pretrial filings by December 16, 2009, and as a result of this and the ruling on the summary judgment motions, we now expect the case to proceed in a timely manner, with trial possibly scheduled for the first half of calendar 2010.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims and defenses in the pending action are meritorious, and we intend to continue to pursue and defend them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers and their ages as of October 31, 2009.

NAME	AGE	POSITION

William P. Noglows	51	Chairman of the Board, President and Chief Executive Officer
H. Carol Bernstein	49	Vice President, Secretary and General Counsel
Yumiko Damashek	53	Vice President, Japan and Operations Asia
William S. Johnson	52	Vice President and Chief Financial Officer
David H. Li	36	Vice President, Asia Pacific Region
Daniel J. Pike	46	Vice President, Corporate Development
Stephen R. Smith	50	Vice President, Marketing
Clifford L. Spiro	55	Vice President, Research and Development
Adam F. Weisman	47	Vice President, Business Operations
Daniel S. Wobby	46	Vice President, Global Sales
Thomas S. Roman	48	Principal Accounting Officer and Corporate Controller

WILLIAM P. NOGLOWS has served as our Chairman, President and Chief Executive Officer since November 2003.  Mr. Noglows had previously served as a director of our Company from January 2000 until April 2002.  Prior to joining us, Mr. Noglows served as an Executive Vice President of Cabot Corporation from 1998 to June 2003.  Prior to that, Mr. Noglows held various management positions at Cabot Corporation including General Manager of Cabot Corporation’s Cab-O-Sil Division, where he was one of the primary founders of our Company when our business was a division of Cabot Corporation, and was responsible for identifying and encouraging the development of the CMP application.  Mr. Noglows received his B.S. in Chemical Engineering from the Georgia Institute of Technology.  Mr. Noglows is also a director of Littelfuse, Inc.

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

Index

DANIEL J. PIKE has served as our Vice President of Corporate Development since January 2004 and prior to that was our Vice President of Operations from December 1999.  Mr. Pike served as Division Director of Global Operations for Cabot Corporation from 1996 to 1999.  Prior to that, Mr. Pike worked for FMC Corporation in various marketing and finance positions.  Mr. Pike received his B.S. in Chemical Engineering from the University of Buffalo and his M.B.A. from the Wharton School of Business of the University of Pennsylvania.

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

CLIFFORD L. SPIRO has served as Vice President of Research and Development since December 2003.  Prior to joining us, Dr. Spiro served as Vice President of Research and Development at Ondeo-Nalco from 2001 through November 2003.  Prior to that, Dr. Spiro held research and development management and senior technology positions at the General Electric Company from 1980 through 2001, the most recent of which was Global Manager – Technology for Business Development.  Dr. Spiro received his B.S. in Chemistry from Stanford University and his Ph.D. in Chemistry from the California Institute of Technology.  Dr. Spiro is a director of Strategic Diagnostic Corporation.

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

DANIEL S. WOBBY has served as our Vice President of Global Sales since June 2008.  Prior to that, Mr. Wobby served as Vice President, Asia Pacific Region since September 2005.  Previously, Mr. Wobby served as Vice President, Greater China and Southeast Asia starting in February 2004 and as Corporate Controller and Principal Accounting Officer from 2000 to 2004.  From 1989 to 2000, Mr. Wobby held various accounting and operations positions with Cabot Corporation culminating in serving as Director of Finance.  Mr. Wobby earned a B.S. in Accounting from St. Michael’s College and an M.B.A. from the University of Chicago.

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

Index

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

		HIGH	LOW
Fiscal 2008
	First Quarter	46.44	35.27
	Second Quarter	36.00	30.48
	Third Quarter	37.64	31.24
	Fourth Quarter	42.80	31.55
Fiscal 2009
	First Quarter	32.39	20.23
	Second Quarter	26.96	19.01
	Third Quarter	31.50	24.52
	Fourth Quarter	36.04	26.94
Fiscal 2010 First Quarter (through October 31, 2009)		35.47	31.98

As of October 31, 2009, there were approximately 1,048 holders of record of our common stock.  No dividends were declared or paid in either fiscal 2009 or fiscal 2008 and we have no current plans to pay cash dividends in the future.

ISSUER PURCHASES OF EQUITY SECURITIES

In January 2008, we announced that our Board of Directors had authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  We view the program as a flexible and effective means to return cash to shareholders.  No shares were repurchased under this program during the fiscal quarter or fiscal year ended September 30, 2009.

Separate from this share repurchase program, a total of 14,425 shares were purchased during fiscal 2009 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP.  No shares were purchased under the EIP during the fiscal quarter ended September 30, 2009.

EQUITY COMPENSATION PLAN INFORMATION

See Part II, Item 12 of this Form 10-K for information regarding shares of common stock that may be issued under the Company’s existing equity compensation plans.

Index

STOCK PERFORMANCE GRAPH

The following graph illustrates the cumulative total stockholder return on our common stock during the period from September 30, 2004 through September 30, 2009 and compares it with the cumulative total return on the NASDAQ Composite Index and the Philadelphia Semiconductor Index.  The comparison assumes $100 was invested on September 30, 2004 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.  The performance shown is not necessarily indicative of future performance.  See “Risk Factors” in Part I, Item 1A above.

	9/04	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07

Cabot Microelectronics Corporation	100.00	110.54	86.57	79.97	81.05	80.80	102.34	83.61	79.50	93.63	92.44
NASDAQ Composite	100.00	114.42	105.44	108.35	113.78	117.06	124.82	116.42	121.50	130.63	131.33
Philadelphia Semiconductor	100.00	115.19	113.31	121.78	128.30	133.37	126.36	116.59	123.32	122.83	121.61

	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09

Cabot Microelectronics Corporation	97.90	117.93	99.06	88.69	91.45	88.50	71.92	66.29	78.04	96.17
NASDAQ Composite	140.48	143.37	140.35	120.46	121.34	109.15	82.86	80.72	97.22	112.55
Philadelphia Semiconductor	138.45	140.56	132.62	114.17	118.46	98.45	74.38	80.22	90.50	109.93

Index

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for each year of the five-year period ended September 30, 2009, has been derived from the audited consolidated financial statements.

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

CABOT MICROELECTRONICS CORPORATION
SELECTED FINANCIAL DATA - FIVE YEAR SUMMARY
(Amounts in thousands, except per share amounts)

	Year Ended September 30,
	2009	2008	2007	2006	2005*
Consolidated Statement of Income Data:
Revenue	$291,372	$375,069	$338,205	$320,795	$270,484
Cost of goods sold	162,918	200,596	178,224	171,758	141,282
Gross profit	128,454	174,473	159,981	149,037	129,202

Operating expenses:
Research, development and technical	48,150	49,155	49,970	48,070	43,010
Selling and marketing	22,239	28,281	24,310	21,115	16,989
General and administrative	40,632	47,595	39,933	34,319	25,427
Purchased in-process research and development	1,410	-	-	1,120	-
Total operating expenses	112,431	125,031	114,213	104,624	85,426
Operating income	16,023	49,442	45,768	44,413	43,776

Other income, net	599	5,448	3,606	4,111	2,747
Income before income taxes	16,622	54,890	49,374	48,524	46,523
Provision for income taxes	5,435	16,552	15,538	15,576	14,050
Net income	$11,187	$38,338	$33,836	$32,948	$32,473

Basic earnings per share	$0.48	$1.64	$1.42	$1.36	$1.32

Weighted average basic shares outstanding	23,079	23,315	23,748	24,228	24,563

Diluted earnings per share	$0.48	$1.64	$1.42	$1.36	$1.32

Weighted average diluted shares outstanding	23,096	23,348	23,754	24,228	24,612

Cash dividends per share	$-	$-	$-	$-	$-

* We adopted the standards of accounting for share-based payments, effective October 1, 2005. Consequently, the fiscal year ended September 30, 2005 had no share-based compensation expense.

	As of September 30,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Current assets	$316,852	$330,592	$310,754	$261,505	$245,807
Property, plant and equipment, net	122,782	115,843	118,454	130,176	135,784
Other assets	75,510	31,002	25,921	20,452	5,172
Total assets	$515,144	$477,437	$455,129	$412,133	$386,763

Current liabilities	$39,536	$37,801	$36,563	$38,833	$35,622
Other long-term liabilities	4,879	5,403	5,362	5,529	12,057
Total liabilities	44,415	43,204	41,925	44,362	47,679
Stockholders' equity	470,729	434,233	413,204	367,771	339,084
Total liabilities and stockholders' equity	$515,144	$477,437	$455,129	$412,133	$386,763

Index

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

OVERVIEW

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') is the leading supplier of high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of the most advanced IC devices, thereby enabling our customers to produce smaller, faster and more complex IC devices with fewer defects.  Demand for our CMP products is primarily driven by the number of wafers processed by semiconductor manufacturers, the first manufacturing step of which is referred to as a “wafer start”.

We operate predominantly in one industry segment – the development, manufacture and sale of CMP consumables.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also continue to pursue our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries.

The global economic recession had a significant impact on our business in fiscal 2009.  We first began to see the adverse impact of the recession in our fourth quarter of fiscal 2008 as our semiconductor customers reduced their production, and the downturn in our business continued through the first half of fiscal 2009.  We believe a combination of improved underlying demand and inventory replenishment within the semiconductor industry positively impacted demand for our products during the second half of fiscal 2009 as our revenues improved significantly from the revenues recorded in the first half of the fiscal year.  However, we remain cautious regarding future demand trends over the near term as we are entering a calendar period of typically softer seasonal demand within the semiconductor industry.  Since we cannot predict the exact timing and magnitude of an economic recovery, we plan to continue to manage our business to maintain flexibility and respond quickly to changing trends.  There are many other factors that make it difficult for us to predict future revenue trends for our business, including: the duration of the global economic downturn and the timing and pace of a recovery; the cyclical nature of the semiconductor industry; the short order to delivery time for our products and the associated lack of visibility to future customer orders; quarter to quarter changes in our revenue regardless of industry strength; and potential future acquisitions by us.

Index

In February 2009, we acquired Epoch Material Co., Ltd. (Epoch), a consolidated subsidiary of Eternal Chemical Co., Ltd. (Eternal).  Epoch is a Taiwan-based company specializing in the development, manufacture and sale of copper CMP slurries and CMP cleaning solutions to the semiconductor industry, and color filter slurries to the liquid crystal display (LCD) industry.  Epoch has a strong presence in Taiwan, which we believe is the largest geographic market for CMP consumables, strong customer relationships in the Asia Pacific region, a significant fixed asset base and strong technical capabilities.  Under the share purchase agreement, we paid $59.4 million on the closing date of February 27, 2009 to obtain 90% of Epoch’s stock and we paid $0.7 million in transaction costs.  We expect to pay an additional $6.6 million to Eternal in August 2010 to acquire the remaining 10% ownership interest and we have placed the $6.6 million in an escrow account in Taiwan to be held for this purpose until the payment date.  During this interim period, Eternal continues to hold the remaining 10% ownership interest in Epoch.  However, Eternal has waived rights to any interest in the earnings of Epoch during the interim period, including any associated dividends.  Consequently, we have recorded a $6.6 million current liability in accrued expenses and other current liabilities on our Consolidated Balance Sheet at September 30, 2009, rather than recording a minority interest in Epoch, and we have recorded 100% of Epoch’s results of operations from February 27, 2009 through the end of our fiscal year in our Consolidated Statement of Income.  See Note 3 of the Notes to the Consolidated Financial Statements for a complete discussion of this acquisition.

Despite the adverse impact of the global economic recession in fiscal 2009 on our slurry products for semiconductor applications, revenue from our CMP polishing pads grew by 17% from fiscal 2008.  Our Six Sigma efforts have enabled us to improve the manufacturing yields in our pad business each quarter since we began high-volume manufacturing in the fourth quarter of fiscal 2007.  We ended fiscal 2009 selling pads to over 20 customers for over 30 applications, and we have more than 30 other potential applications in various stages of testing, evaluation and qualification by our customers.

Revenue for fiscal 2009 was $291.4 million, which represented a decrease of 22.3% from the $375.1 million reported for fiscal 2008.  We believe the decrease in revenue from fiscal 2008 reflects the adverse impact of the global economic recession.  Revenue for the first half of fiscal 2009 was $108.4 million, representing a decrease of over 42% from the $187.9 million of revenue during the first half of fiscal 2008.  Revenue for the second half of fiscal 2009 was $183.0 million, representing a 69% increase from the first half of fiscal 2009 and a 2% decrease from the $187.2 million of revenue in the second half of fiscal 2008.  We believe that the significant increase in revenue during the second half of fiscal 2009 compared to the first half is primarily due to improvement in underlying demand for semiconductors, inventory replenishment, as noted above, as well as traditional seasonal industry strength.  In addition, we generated $13.0 million in revenue from Epoch products between the date of acquisition and September 30, 2009.

Gross profit expressed as a percentage of revenue for fiscal 2009 was 44.1%, which represents a decrease from the 46.5% reported for fiscal 2008.  The decrease in our gross profit margin primarily represents the underutilization of our manufacturing capacity on the significant decrease in sales driven by the global economic recession.  We continue to make improvements in our manufacturing processes and in the quality of our products through our Six Sigma efforts to improve our margins and better serve our customers.  Due the continuing uncertainty in the U.S. and global economy, we are not providing guidance on gross profit margin for fiscal 2010.

Operating expenses of $112.4 million, which include research, development and technical, selling and marketing, and general and administrative expenses, decreased 10.1%, or $12.6 million, from the $125.0 million reported for fiscal 2008.  The decrease was primarily due to lower staffing-related costs, lower professional fees, including fees related to the enforcement of our intellectual property, and lower travel expenses.  These cost savings were partially offset by incremental expenses related to Epoch, including a $1.4 million write-off of in-process research and development expenses required by purchase accounting rules.  The reduction in operating expenses was positively impacted by the focused cost reduction actions that we implemented during the first half of fiscal 2009.  In fiscal 2010, we expect our full year operating expenses to be in the range of $120 million to $125 million, which will include a full year of Epoch expenses and the end of certain temporary cost saving initiatives that we implemented in fiscal 2009.

Diluted earnings per share of $0.48 in fiscal 2009 decreased 70.5%, or $1.16, from $1.64 reported in fiscal 2008 as a result of the factors discussed above.  The Epoch acquisition had an accretive effect on our earnings per share in fiscal 2009.

Index

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances.  While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded.  The global economic recession has had adverse effects on our ability to collect accounts receivable from some of our customers.  The recession also caused a small number of our customers to file for bankruptcy or insolvency.  We recorded a $0.9 million increase in our allowance for doubtful accounts during fiscal 2009 to account for these bankruptcies and the increased risk regarding customer collections due to the continued uncertainty in the global economy.  We will continue to monitor the financial solvency of our customers and, if the global economic recession continues, we may have to record additional increases to our allowances for doubtful accounts.  As of September 30, 2009, our allowance for doubtful accounts represented 2.3% of gross accounts receivable.  If we had increased our estimate of bad debts to 3.3% of gross accounts receivable, our general and administrative expenses would have increased by $0.5 million.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability may be required.  As of September 30, 2009, our warranty reserve represented 0.4% of the current quarter revenue.  If we had increased our warranty reserve estimate to 1.4% of the current quarter revenue, our cost of goods sold would have increased by $1.0 million.

INVENTORY VALUATION

We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable.  An inventory reserve is maintained based upon a historical percentage of actual inventories written off applied against the inventory value at the end of the period, adjusted for known conditions and circumstances.  We exercise judgment in estimating the amount of inventory that is obsolete.  Should actual product marketability and fitness for use be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required.  If we had increased our reserve for obsolete inventory at September 30, 2009 by 10%, our cost of goods sold would have increased by $0.2 million.

Index

VALUATION AND CLASSIFICATION OF AUCTION RATE SECURITIES

As of September 30, 2009, we owned two auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) which are classified as other long-term assets on our Consolidated Balance Sheet.  In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.  Historically, these periodic auctions provided a liquid market for these securities.  General uncertainties in the global credit markets during 2008 caused widespread ARS auction failures as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected since then.

As discussed in Notes 4 and 8 of the Notes to the Consolidated Financial Statements, we have recorded a temporary impairment of $0.2 million, net of tax, in the value of one of our ARS in other comprehensive income.  The calculation of fair value and the balance sheet classification for our ARS requires critical judgments and estimates by management including an appropriate discount rate and the probability that a security may be monetized through a future successful auction, of a refinancing of the underlying debt, or of payments made by the bond insurance carrier.  In fiscal 2009, we adopted new accounting pronouncements regarding the classification and valuation of financial instruments.  These pronouncements discuss the recognition and presentation of other-than-temporary impairments and the determination of fair value of financial instruments when the volume of activity significantly drops.  An other-than-temporary impairment must be recorded when a credit loss exists; that is when the present value of the expected cash flows from a debt security is less than the amortized cost basis of the security.  We performed two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, and we applied a risk factor to reflect current liquidity issues in the ARS market.  We then assigned probabilities of holding each security for less than or equal to one year, five years, and to maturity to calculate a fair value for each security.  We also considered the strength of the insurance backing and the probability of failure by the insurance carrier in the case of default by the issuer of the securities.  The impairment we have maintained is considered temporary as it relates to the loss of liquidity in the ARS market and does not represent a credit loss.  We do not intend to sell the securities at a loss and we believe we will not be required to sell the securities at a loss in the future.  If auctions involving our remaining ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if the issuing municipalities are unable to pay their debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, we may not be able to monetize our remaining securities in the near term and may be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

We assess the recoverability of the carrying value of long-lived assets, including finite lived intangible assets, whenever events or changes in circumstances indicate that the assets may be impaired.  We must exercise judgment in assessing whether an event of impairment has occurred.  For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We must exercise judgment in this grouping.  If the sum of the undiscounted future cash flows expected to result from the identified asset group is less than the carrying value of the asset group, an impairment provision may be required.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset group from the net book value of the asset group.  Determining future cash flows and estimating fair values require significant judgment and are highly susceptible to change from period to period because they require management to make assumptions about future sales and cost of sales generally over a long-term period.  As a result of assessments performed during fiscal 2009, we recorded $1.2 million in impairment expense, primarily related to the write-off of certain research and development equipment.  See Note 6 of the Notes to the Consolidated Financial Statements for more information on this write-off.

We evaluate the estimated fair value of investments annually or more frequently if indicators of potential impairment exist, to determine if an other-than-temporary impairment in the value of the investment has taken place.

Index

BUSINESS COMBINATIONS

We have accounted for all business combinations under the purchase method of accounting.  As discussed in more detail in Note 2 of the Notes to the Consolidated Financial Statements, we will be required to adopt new accounting standards for business combinations commencing after October 1, 2009.  We currently allocate the purchase price of acquired entities to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development (IPR&D) based on their estimated fair values.  We engage independent third-party appraisal firms to assist us in determining the fair values of assets and liabilities acquired.  This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.  Contingent consideration is not recorded as a liability until the outcome of the contingency is determinable.  Goodwill represents the excess of the purchase price over the fair value of net assets and amounts assigned to identifiable intangible assets.  Purchased IPR&D, for which technological feasibility has not yet been established and no future alternative uses exist, is expensed immediately.

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

GOODWILL AND INTANGIBLE ASSETS

Purchased intangible assets with finite lives are amortized over their estimated useful lives and are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.  Goodwill and indefinite lived intangible assets are not amortized and are tested annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The recoverability of indefinite lived intangible assets is measured using the royalty savings method.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.

Our wholly-owned subsidiary, QED Technologies International, Inc. (QED), was impacted by the global recession more significantly than other areas of our business based on the decline in revenue from fiscal 2008.  As a result, we performed impairment reviews for QED throughout the fiscal year.  QED has goodwill of $5.0 million, indefinite lived intangible assets of $1.2 million and intangible assets subject to amortization of $3.6 million at September 30, 2009.  Our annual impairment analysis for QED in the fourth quarter of fiscal 2009 included current estimates of future cash flows.  Management combines current projections of market and economic data with estimates of our mix of products sold, production costs and operating expenses.  We discounted the resulting projected cash flows over a range of discount rates between 14% and 16%, based upon an analysis of weighted average cost of capital of peer companies of QED.  Although we determined that the goodwill and intangible assets of QED were not impaired, a hypothetical 10% decline in our cash flow projections would have resulted in the calculated fair value of QED being less than its carrying value.  This would have required us to complete additional goodwill impairment testing and may have resulted in an impairment.

As a result of the review performed in the fourth quarter of fiscal 2009, we determined that there was no impairment of our goodwill and intangible assets as of September 30, 2009.

Index

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchases.  We calculate share-based compensation expense using the straight-line approach based on awards expected to ultimately vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  A small change in the underlying assumptions can have a relatively large effect on the estimated valuation.  We estimate the expected volatility of our stock based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using the simplified method, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to terms of their award agreements during the contractual term.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of grant.

ACCOUNTING FOR INCOME TAXES

We recognize deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  Deferred tax assets must be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.  We have determined that it is more likely than not that our future taxable income will be sufficient to realize our deferred tax assets.  Significant changes to the estimates and judgments that support the calculation of deferred tax assets and liabilities may result in an increase or decrease to our tax provision in a subsequent period.

On October 1, 2007, we adopted the standards for the accounting for uncertain tax positions.  We apply a “more-likely-than-not” threshold for the recognition and derecognition of uncertain tax positions.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, effectively settled issues under audit, new audit activity and changes in facts or circumstances surrounding a tax position.  We evaluate these tax positions on a quarterly basis.

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

Index

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

	Year Ended September 30,
	2009	2008	2007

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	55.9	53.5	52.7
Gross profit	44.1	46.5	47.3

Research, development and technical	16.5	13.1	14.8
Selling and marketing	7.6	7.5	7.2
General and administrative	14.0	12.7	11.8
Purchased in-process research and development	0.5	-	-
Operating income	5.5	13.2	13.5
Other income, net	0.2	1.4	1.1
Income before income taxes	5.7	14.6	14.6
Provision for income taxes	1.9	4.4	4.6

Net income	3.8%	10.2%	10.0%

YEAR ENDED SEPTEMBER 30, 2009, VERSUS YEAR ENDED SEPTEMBER 30, 2008

REVENUE

Revenue was $291.4 million in fiscal 2009, which represented a decrease of 22.3%, or $83.7 million, from fiscal 2008.  Of this decrease, $97.7 million was due to decreased sales volume driven by the significant weakening of demand for our products due to the global economic recession that we experienced during the first half of fiscal 2009, and $8.5 million due to product mix.  These decreases in revenue were partially offset by $13.0 million in revenue from Epoch products, a $5.7 million revenue increase due to the effect of foreign exchange rate changes and $3.8 million due to a higher weighted-average selling price for our CMP consumable products.  Despite the negative effects of the global economic recession on our slurry products for semiconductor applications and on our ESF business, our revenue from CMP polishing pads and slurries for data storage applications increased from the prior year.  We believe a combination of improved underlying demand and inventory replenishment within the semiconductor industry positively impacted demand for our products during the second half of fiscal 2009 as our revenues improved significantly from the revenues recorded in the first half of the fiscal year.  However, we remain cautious regarding future demand trends over the near term as we are entering a calendar period of typically lower seasonal demand within the semiconductor industry and we cannot predict the exact timing and magnitude of an economic recovery.

COST OF GOODS SOLD

Total cost of goods sold was $162.9 million in fiscal 2009, which represented a decrease of 18.8%, or $37.7 million, from fiscal 2008.  The decrease in cost of goods sold was primarily due to $53.2 million from decreased sales volume due to the global economic recession, $9.8 million from lower fixed manufacturing costs and $5.9 million due to higher manufacturing yields in our CMP slurry and pad production.  These decreases were partially offset by a $16.0 million increase due to a higher-cost product mix, a $9.2 million increase due to lower utilization of our manufacturing capacity on the decreased level of sales, a $4.6 million increase due to the effect of foreign exchange rate changes and a $2.0 million increase in certain other manufacturing variances.

Index

We implemented a number of cost saving initiatives during the first half of fiscal 2009.  For example, we shortened work schedules in our manufacturing operations on a global basis to more closely match production with demand, but we maintained the flexibility to increase our production levels to meet the increased customer demand for our products that we experienced during the second half of fiscal 2009.  Given the continued uncertainty in the global economic and industry environments, we plan to continue to manage our business to maintain flexibility and to respond quickly to changing economic trends.

Metal oxides, such as silica and alumina, are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see “Tabular Disclosure of Contractual Obligations” included in Item 7 of Part II of this Form 10-K.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 44.1% in fiscal 2009 as compared to 46.5% for fiscal 2008.  The decrease in gross profit expressed as a percentage of revenue was primarily due to the underutilization of our manufacturing capacity on the significantly lower level of sales and a higher-cost product mix, partially offset by lower fixed manufacturing costs and favorable production yields.  Due to continued uncertainty in the global economic and industry environments, we are not providing guidance on gross profit margin for fiscal 2010.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $48.2 million in fiscal 2009, which represented a decrease of 2.0%, or $1.0 million, from fiscal 2008.  The decrease was primarily related to $1.7 million in lower staffing-related costs, $0.7 million in lower depreciation expense and $0.4 million in lower travel-related costs.  These cost decreases were partially offset by $1.2 million in pre-tax impairments recorded in fiscal 2009 on certain research and development equipment and $0.4 million in higher expenses for laboratory supplies.

Our research, development and technical efforts are focused on the following main areas:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP consumable products, including collaborating on joint development projects with our customers;
•	Process development to support rapid and effective commercialization of new products;
•	Technical support of CMP products in our customers’ manufacturing facilities; and
•	Evaluation of new polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $22.2 million in fiscal 2009, which represented a decrease of 21.4%, or $6.0 million, from fiscal 2008.  The decrease was primarily due to $3.9 million in lower staffing related costs, $1.0 million in lower travel-related costs, $0.3 million in lower advertising and trade show costs and $0.3 million in lower professional fees.

Index

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $40.6 million in fiscal 2009, which represented a decrease of 14.6%, or $7.0 million, from fiscal 2008.  The decrease resulted primarily from $4.0 million in lower staffing-related costs, primarily related to our annual bonus program and lower share-based compensation expense, and $3.7 million in lower professional fees, including costs to enforce our intellectual property.  These cost savings were partially offset by a $0.9 million increase in our allowance for doubtful accounts due to customer bankruptcies and increased risks relating to customer collections due to the continued uncertainty in the global economy.  See Part I, Item 3 entitled “Legal Proceedings” and Note 17 of the Notes to the Consolidated Financial Statements for more information on the enforcement of our intellectual property.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) expense was $1.4 million in fiscal 2009, related to the acquisition of Epoch in the second quarter of fiscal 2009.  We did not make any acquisitions in fiscal 2008.

OTHER INCOME, NET

Other income was $0.6 million in fiscal 2009, which represented a decrease of 89.0%, or $4.9 million, from fiscal 2008.  The decrease in other income was primarily due to $4.5 million in lower interest income resulting from lower interest rates on our lower average balances of cash and short-term investments.  We monetized the majority of our short-term investments in ARS during fiscal 2008 and reinvested these funds into money market investments which earn interest at lower rates.  See Notes 4 and 8 of the Notes to the Consolidated Financial Statements for more information on our ARS.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 32.7% in fiscal 2009 compared to 30.2% in fiscal 2008.  The increase in the effective tax rate in fiscal 2009 was primarily due to increased tax expense related to share-based compensation and a decrease in tax-exempt interest income, partially offset by increased research and experimentation tax credits.

NET INCOME

Net income was $11.2 million in fiscal 2009, which represented a decrease of 70.8%, or $27.2 million, from fiscal 2008 as a result of the factors discussed above.  The acquisition of Epoch was accretive to earnings in fiscal 2009.

Index

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.5% in fiscal 2008 as compared to 47.3% for fiscal 2007.  The decrease in gross profit expressed as a percentage of revenue was primarily due to higher fixed production costs and lower manufacturing yields, both primarily associated with our pad business, and higher manufacturing variances partially offset by a favorable product mix and higher utilization of our manufacturing capacity on the increased volume of sales in fiscal 2008.  The manufacturing yields in our pad business improved over the course of fiscal 2008, and the yields in this business may continue to fluctuate as we optimize our manufacturing process.

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

Index

OTHER INCOME, NET

Other income was $5.4 million in fiscal 2008 compared to $3.6 million in fiscal 2007.  The increase was primarily due to the absence of a $2.1 million pre-tax impairment of our equity investment in NanoProducts Corporation (NPC) and the absence of $0.4 million of other expense related to our investment in NPC.  This increase was partially offset by a $0.6 million decrease in interest income as we monetized the majority of our short-term investments in ARS during fiscal 2008 and reinvested these funds into money market investments which earn interest at lower rates.  See Notes 4 and 8 of the Notes to the Consolidated Financial Statements for more information on our ARS.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $44.7 million in fiscal 2009, $70.8 million in fiscal 2008 and $64.6 million in fiscal 2007.  Our cash provided by operating activities in fiscal 2009 originated from $11.2 million in net income and $37.5 million in non-cash items, partially offset by a $4.0 million decrease in cash flow due to a net increase in working capital.  The decrease in cash from operations in fiscal 2009 from fiscal 2008 was primarily due to decreased net income in fiscal 2009 due to the global economic recession, increased accounts receivable due to substantial revenue growth in the second half of fiscal 2009 and the timing of accounts payable and accrued liability payments, including the payment of our annual bonus related to fiscal 2008.  These were partially offset by a decrease in our inventory levels in fiscal 2009 and a decrease in cash used for prepaid expenses and other assets.

We used $69.0 million in investing activities in fiscal 2009, representing $60.5 million used for our acquisition of Epoch, net of $6.2 million in cash acquired, and $8.5 million in purchases of property, plant and equipment.  Cash flows provided by investing activities in fiscal 2008 were $130.3 million.  Net sales of short-term investments were $149.5 million as we monetized the majority of our ARS during fiscal 2008 (as discussed below).  This cash inflow was partially offset by $19.2 million in cash used for purchases of property, plant and equipment primarily for the purchase and installation of a 300-millimeter polishing tool and related metrology equipment for our Asia Pacific technology center and building improvements and equipment to increase our pad production capabilities.  In fiscal 2007, cash used in investing activities was $62.3 million.  We used $47.0 million for net purchases of short-term investments.  Purchases of property, plant and equipment, including the expansion of our pad manufacturing capabilities in the U.S. and Taiwan as well as purchases for QED, were $10.0 million.  We also used $3.0 million to acquire a license of patents and we paid $2.5 million for the earnout payment to the prior owners of QED, related to its revenue performance during the 12 months following our acquisition.  See Note 3 and Note 7 of the Notes to the Consolidated Financial Statements for more information on business combinations and intangible assets.  We estimate that our total capital expenditures in fiscal 2010 will be approximately $13.0 million.

Index

In fiscal 2009, cash flows provided by financing activities were $0.7 million.  We received $2.2 million from the issuance of common stock related to the exercise of stock options under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP), as amended and restated September 23, 2008, and shares issued under our Cabot Microelectronics 2007 Employee Stock Purchase Plan (Employee Stock Purchase Plan), as amended and restated January 19, 2009.  These cash inflows were partially offset by $1.1 million in principal payments on capital leases and $0.3 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld to cover payroll taxes on the vesting of restricted stock granted under the EIP.  In fiscal 2008, cash flows used in financing activities were $35.2 million.  We used $39.0 million to repurchase common stock under our share repurchase programs and we made $1.1 million in principal payments under capital lease obligations.  These cash outflows were partially offset by $4.9 million received from the issuance of common stock related to the exercise of stock options and shares issued under our 2007 Employee Stock Purchase Plan.  In fiscal 2007, cash flows used in financing activities were $3.2 million.  This resulted from $10.0 million in purchases of common stock under our share repurchase program and $1.0 million in principal payments under capital lease obligations, partially offset by $7.8 million in net proceeds from the issuance of stock, primarily from the exercise of stock options.

In January 2008, the Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.  We view the program as a flexible and effective means to return cash to stockholders.  The program became effective on the authorization date and may be suspended or terminated at any time, at the Company’s discretion.  No shares were repurchased under this program during fiscal 2009.  There was $50.0 million remaining on this authorization as of September 30, 2009.

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

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, we completed the acquisition of Epoch during our second quarter of fiscal 2009.  The total cash outlay was $60.5 million representing $59.4 million in cash paid to Epoch’s shareholders on the first closing date of February 27, 2009, $0.7 million in cash paid for transaction costs and $6.6 million held in an escrow account to be paid to Eternal on the second closing date, in August 2010, partially offset by $6.2 million in cash acquired with Epoch.

At September 30, 2009, we owned two ARS with an estimated fair value of $8.1 million ($8.3 million par value).  We successfully monetized at par value the majority of ARS we owned in fiscal 2008 and reinvested these funds in money market accounts.  We believe that we will be able to monetize the remaining two ARS at par, either through successful auctions, refinancing of the underlying debt by the issuers, payment by the bond insurance carrier, or holding the securities to maturity.  However, we believe it is not likely that our ARS will be monetized within the next operating cycle, which for us is generally one year, so we have classified these securities as long-term assets.

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities, and share repurchases for the foreseeable future.  However, we plan to further expand our business; therefore, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  The current uncertainty in the capital and credit markets may hinder our ability to secure additional financing in the type or amount necessary to pursue these objectives.

Index

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2009 and 2008, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Capital lease obligations	$2.5	$1.2	$1.3	$-	$-
Operating leases	6.5	2.3	3.0	0.8	0.4
Acquisition related	6.6	6.6	-	-	-
Purchase obligations	29.0	23.9	2.3	2.0	0.8
Other long-term liabilities	3.6	-	-	-	3.6
Total contractual obligations	$48.2	$34.0	$6.6	$2.8	$4.8

CAPITAL LEASE OBLIGATIONS

In December 2001, we entered into a fumed alumina supply agreement with Cabot Corporation under which we agreed to pay Cabot Corporation for the expansion of a fumed alumina manufacturing facility in Tuscola, Illinois.  The arrangement for the facility has been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments resulted in an initial $9.8 million lease obligation and related leased asset.  The initial term of the agreement expired in December 2006, but it was renewed for another five-year term ending in December 2011.

OPERATING LEASES

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years of their respective commencement dates and may be renewed by us.  Operating lease obligations also include certain costs associated with our pad finishing operation located at Taiwan Semiconductor Manufacturing Company, which are accounted for as operating lease payments.

ACQUISITION RELATED

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, we completed the first closing of the acquisition of Epoch during the second quarter of fiscal 2009.  Under the share repurchase agreement, we paid $59.4 million to obtain 90% of Epoch’s stock.  We expect to pay an additional $6.6 million to Eternal on the second closing date to purchase the remaining 10% ownership interest, in August 2010, and we have placed the $6.6 million in an escrow account for this purpose to be held until then.  The escrow account is recorded as short-term restricted cash at September 30, 2009 and is included with prepaid expenses and other current assets on our Consolidated Balance Sheet.  During this interim period, Eternal will continue to hold the remaining 10% ownership interest in Epoch; however, Eternal has waived rights to any interest in Epoch earnings during the interim period, including any associated dividends.  Consequently, we have recorded a $6.6 million current liability on our Consolidated Balance Sheet at September 20, 2009 in accrued expenses and other current liabilities rather than recording a minority interest in Epoch.

Index

PURCHASE OBLIGATIONS

We have entered into multi-year supply agreements with Cabot Corporation for the purchase of certain fumed metal oxides.  We purchase fumed silica primarily under a fumed silica supply agreement with Cabot Corporation that became effective in January 2004, and was amended in September 2006 and in April 2008, the latter of which extended the termination date of the agreement from December 2009 to December 2012 and also changed the pricing and some other non-material terms of the agreement to the benefit of both parties.  The agreement will automatically renew unless either party gives certain notice of non-renewal.  We are generally obligated to purchase fumed silica for at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain non-material minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  We currently anticipate meeting all minimum forecasted purchase volume requirements.  Since December 2001, we have purchased fumed alumina primarily under a fumed alumina supply agreement with Cabot Corporation that has an original term ending in December 2006 and was renewed for another five-year term ending in December 2011.  Prices charged for fumed alumina from Cabot Corporation are pursuant to the terms of the supply agreement and may fluctuate based upon the actual costs incurred by Cabot Corporation in the manufacture of fumed alumina.  Under these agreements, Cabot Corporation continues to be the exclusive supplier of certain quantities and types of fumed silica and fumed alumina for certain products we produced as of the effective dates of these agreements.  Subject to certain terms, these agreements prohibit Cabot Corporation from selling certain types of fumed silica and fumed alumina to third parties for use in CMP applications, as well as engaging itself in CMP applications.  If Cabot Corporation fails to supply us with our requirements for any reason, including if we require product specification changes that Cabot Corporation cannot meet, we have the right to purchase products meeting those specifications from other suppliers.  We also may purchase fumed alumina and fumed silica from other suppliers for certain products, including those commercialized after certain dates related to these agreements and their amendments.  Purchase obligations include an aggregate amount of $6.4 million of contractual commitments related to our Cabot Corporation agreements for fumed silica and fumed alumina.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2009 consist of liabilities related to our Japan retirement allowance and our liability for uncertain tax positions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese Yen and the New Taiwan Dollar and, to a lesser extent, the British Pound and the Euro.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we may be unable to hedge these exposures completely.  During fiscal 2009, we recorded $0.2 in foreign currency translation gains that are included in other income on our Consolidated Statement of Income.  We also recorded $10.3 million in currency translation gains, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily are the result of general weakening of the U.S. dollar relative to the Japanese Yen.  Approximately 23% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is limited.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

Index

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of September 30, 2009, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At September 30, 2009, we owned two auction rate securities (ARS) with a total estimated fair value of $8.1 million ($8.3 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets caused widespread ARS auction failures as the number of securities submitted for sale exceeded the number of securities buyers were willing to purchase.  As a result, the short-term liquidity of the ARS market has been adversely affected.  For more information on our ARS, see “Risk Factors” set forth in Part I, Item 1A, “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and Notes 4 and 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Index

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	74

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Cabot Microelectronics Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions on October 1, 2007, in accordance with standards for accounting for uncertainty in income taxes.

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

Index

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded certain elements of the internal control over financial reporting of Epoch (90% owned subsidiary) from its assessment of internal control over financial reporting as of September 30, 2009 because it was acquired by the Company in a business combination on February 27, 2009, midway through fiscal 2009.  Subsequent to the acquisition, certain corporate-level controls were applied to elements of Epoch’s internal control over financial reporting.  Those elements that were not subject to such corporate-level controls have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2009.  We have also excluded these elements of the internal control over financial reporting of Epoch from our audit of the Company’s internal control over financial reporting.  The excluded elements represent controls over accounts that are 3% and 4% of consolidated total assets and consolidated net sales, respectively, as of and for the year ended September 30, 2009.

/s/PricewaterhouseCoopers LLP
Chicago, IL
November 24, 2009

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2009	2008	2007

Revenue	$291,372	$375,069	$338,205

Cost of goods sold	162,918	200,596	178,224

Gross profit	128,454	174,473	159,981

Operating expenses:
Research, development and technical	48,150	49,155	49,970
Selling and marketing	22,239	28,281	24,310
General and administrative	40,632	47,595	39,933
Purchased in-process research and development	1,410	-	-
Total operating expenses	112,431	125,031	114,213

Operating income	16,023	49,442	45,768

Other income, net	599	5,448	3,606
Income before income taxes	16,622	54,890	49,374

Provision for income taxes	5,435	16,552	15,538

Net income	$11,187	$38,338	$33,836

Basic earnings per share	$0.48	$1.64	$1.42

Weighted average basic shares outstanding	23,079	23,315	23,748

Diluted earnings per share	$0.48	$1.64	$1.42

Weighted average diluted shares outstanding	23,096	23,348	23,754

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$199,952	$221,467
Short-term investments	-	4,950
Accounts receivable, less allowance for doubtful accounts of $1,277 at September 30, 2009, and $403 at September 30, 2008	53,538	41,630
Inventories	44,940	47,466
Prepaid expenses and other current assets	14,428	10,714
Deferred income taxes	3,994	4,365
Total current assets	316,852	330,592

Property, plant and equipment, net	122,782	115,843
Goodwill	39,732	7,069
Other intangible assets, net	18,741	8,712
Deferred income taxes	7,953	11,178
Other long-term assets	9,084	4,043
Total assets	$515,144	$477,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,182	$13,885
Capital lease obligations	1,210	1,129
Accrued expenses and other current liabilities	23,144	22,787
Total current liabilities	39,536	37,801

Capital lease obligations, net of current portion	1,308	2,518
Other long-term liabilities	3,571	2,885
Total liabilities	44,415	43,204

Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 26,143,116 shares at September 30, 2009, and 25,906,990 shares at September 30, 2008	26	26
Capital in excess of par value of common stock	213,031	198,022
Retained earnings	334,309	323,122
Accumulated other comprehensive income	13,690	3,054
Treasury stock at cost, 2,698,234 shares at September 30, 2009, and 2,683,809 shares at September 30, 2008	(90,327)	(89,991)
Total stockholders’ equity	470,729	434,233

Total liabilities and stockholders’ equity	$515,144	$477,437

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended September 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$11,187	$38,338	$33,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,832	25,951	24,170
Purchased in-process research and development	1,410	-	-
Impairment of investment	-	-	2,052
Provision for doubtful accounts	856	(97)	87
Share-based compensation expense	12,802	15,067	12,846
Deferred income tax expense (benefit)	(2,064)	(6,753)	(6,533)
Non-cash foreign exchange gain	(2,731)	(2,592)	(539)
Loss on disposal of property, plant and equipment	235	598	237
Impairment of property, plant and equipment	1,245	4	52
Other	938	1,738	256
Changes in operating assets and liabilities:
Accounts receivable	(8,519)	11,849	(3,437)
Inventories	8,084	(9,268)	3,658
Prepaid expenses and other assets	4,889	(4,921)	(525)
Accounts payable	(464)	(2,472)	1,170
Accrued expenses, income taxes payable and other liabilities	(8,003)	3,397	(2,696)
Net cash provided by operating activities	44,697	70,839	64,634

Cash flows from investing activities:
Additions to property, plant and equipment	(8,493)	(19,232)	(10,013)
Proceeds from the sale of property, plant and equipment	1	42	172
Acquisitions of businesses including earnout payment, net of cash acquired	(60,520)	-	(2,500)
Acquisition of patent license	-	-	(3,000)
Purchases of short-term investments	-	(233,775)	(155,175)
Proceeds from the sale of short-term investments	50	383,290	108,225
Net cash provided by (used in) investing activities	(68,962)	130,325	(62,291)

Cash flows from financing activities:
Repurchases of common stock	(336)	(39,001)	(9,995)
Net proceeds from issuance of stock	2,206	4,889	7,759
Principal payments under capital lease obligations	(1,129)	(1,072)	(999)
Net cash provided by (used in) financing activities	741	(35,184)	(3,235)

Effect of exchange rate changes on cash	2,009	930	484
Increase (decrease) in cash	(21,515)	166,910	(408)
Cash and cash equivalents at beginning of year	221,467	54,557	54,965
Cash and cash equivalents at end of year	$199,952	$221,467	$54,557

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,283	$26,459	$22,657
Cash paid for interest	$338	$420	$468

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of period	$429	$391	$419
Issuance of restricted stock	$4,209	$4,850	$4,792
Assets acquired under capital lease	$-	$44	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

				Accumulated
		Capital		Other	Comprehensive
	Common	In Excess	Retained	Comprehensive	Income	Treasury
	Stock	Of Par	Earnings	Income	(net of tax)	Stock	Total
Balance at September 30, 2006	$24	$157,463	$251,007	$272		$(40,995)	$367,771

Issuance of Cabot Microelectronics restricted stock
under deposit share plan		176					176
Issuance of Cabot Microelectronics stock under
Employee Stock Purchase Plan		1,459					1,459
Share-based compensation expense		12,846					12,846
Exercise of stock options		6,124					6,124
Repurchases of common stock under share repurchase
plans, at cost						(9,995)	(9,995)
Net income			33,836		$33,836
Foreign currency translation adjustment				1,451	1,451
Total comprehensive income					$35,287		35,287
SFAS 158 transition adjustment				(464)			(464)

Balance at September 30, 2007	$24	$178,068	$284,843	$1,259		$(50,990)	$413,204

Issuance of Cabot Microelectronics restricted stock
under deposit share plan		165					165
Issuance of Cabot Microelectronics stock under
Employee Stock Purchase Plan		1,596					1,596
Share-based compensation expense		15,067					15,067
Exercise of stock options	2	3,126					3,128
Repurchases of common stock under share repurchase
plans, at cost						(39,001)	(39,001)
Net income			38,338		$38,338
Foreign currency translation adjustment				2,341	2,341
Unrealized loss on investments				(151)	(151)
Minimum pension liability adjustment				(395)	(395)
Total comprehensive income					$40,133		40,133
Cumulative effect of adoption FIN 48			(59)				(59)

Balance at September 30, 2008	$26	$198,022	$323,122	$3,054		$(89,991)	$434,233

Share-based compensation expense		12,802					12,802
Repurchases of common stock - other, at cost						(336)	(336)
Exercise of stock options		680					680
Issuance of Cabot Microelectronics restricted stock
under deposit share plan		170					170
Issuance of Cabot Microelectronics stock under
Employee Stock Purchase Plan		1,357					1,357
Net income			11,187		$11,187
Foreign currency translation adjustment				10,275	10,275
Minimum pension liability adjustment				361	361
Total comprehensive income					$21,823		21,823

Balance at September 30, 2009	$26	$213,031	$334,309	$13,690		$(90,327)	$470,729

		The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby enabling IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.  We believe we are the world’s leading supplier of CMP slurries for IC devices.  We also develop, manufacture and sell CMP slurries for polishing certain components in hard disk drives, specifically rigid disk substrates and magnetic heads, and we believe we are one of the leading suppliers in this area.  In addition, we develop, produce and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue a number of demanding surface modification applications outside of the semiconductor and hard disk drive industries for which our capabilities and knowledge may provide value in improved surface performance or productivity.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of September 30, 2009.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider investments in all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.  Short-term investments include securities generally having maturities of 90 days to one year.  As of September 30, 2008, we held $4,950 of short-term investments which were classified as available-for-sale securities.  These investments were reclassified to other long-term assets in fiscal 2009.  See Note 4 for a more detailed discussion of financial instruments.

Index

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances such as customer bankruptcies and increased risk due to economic conditions.  Uncollectible account balances are charged against the allowance when we believe that it is probable that the receivable will not be recovered.  See Schedule II under Part IV, Item 15 of this Form 10-K for more information on our allowance for doubtful accounts.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist principally of accounts receivable.  We perform ongoing credit evaluations of our customers' financial conditions and generally do not require collateral to secure accounts receivable.  Our exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry and global economy.  We historically have not experienced material losses relating to accounts receivable from individual customers or groups of customers.

The portions of revenue from customers who represented more than 10% of revenue were as follows:

	Year Ended September 30,

	2009	2008	2007

Taiwan Semiconductor Manufacturing Co. (TSMC)	17%	17%	17%

TSMC accounted for 14.0% and 8.0% of net accounts receivable at September 30, 2009 and 2008, respectively.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The recorded amounts of cash, accounts receivable, and accounts payable approximate their fair values due to their short-term, highly liquid characteristics.  The fair value of our long-term auction rate securities (ARS) is determined through discounted cash flow analyses.  See Note 4 for a more detailed discussion of the fair value of financial instruments.

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

Index

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost.  Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Buildings	15-25 years
Machinery and equipment	3-10 years
Furniture and fixtures	5-10 years
Information systems	3-5 years
Assets under capital leases	Term of lease or estimated useful life

Expenditures for repairs and maintenance are charged to expense as incurred.  Expenditures for major renewals and betterments are capitalized and depreciated over the remaining useful lives.  As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.  Costs related to the design and development of internal use software are capitalized.

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

GOODWILL AND INTANGIBLE ASSETS

We amortize intangible assets with finite lives over their estimated useful lives, which range from two to ten years.  Intangible assets with finite lives are reviewed for impairment using a process similar to that used to evaluate other long-lived assets.  Goodwill and indefinite lived intangible assets are not amortized and are tested annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  Goodwill impairment testing requires a comparison of the fair value of each reporting unit to the carrying value.  If the carrying value exceeds fair value, goodwill is considered impaired.  The amount of the impairment is the difference between the carrying value of goodwill and the “implied” fair value.  The fair value of the reporting unit is determined using a discounted cash flow analysis of our projected future results.  The recoverability of indefinite lived intangible assets is measured using the royalty savings method, which requires a comparison between the fair value of the discounted royalty savings and the carrying value of the assets.  We determined that goodwill and other intangible assets were not impaired as of September 30, 2009.  See Note 7 for a more detailed discussion of the impairment review in fiscal 2009.

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

Index

FOREIGN EXCHANGE MANAGEMENT

We transact business in various foreign currencies, primarily the Japanese Yen, New Taiwan Dollar, British Pound and the Euro.  Our exposure to foreign currency exchange risks has not been significant because a large portion of our business is denominated in U.S. dollars.  Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting under the accounting rules for derivative instruments.  See Note 10 for more a more detailed discussion of derivative financial instruments.

INTERCOMPANY LOAN ACCOUNTING

We maintain intercompany loan agreements with our wholly-owned subsidiary, Nihon Cabot Microelectronics K.K. (“the K.K.”), under which we provided funds to the K.K. to finance the purchase of certain assets from our former Japanese branch at the time of the establishment of this subsidiary, for the purchase of land adjacent to our Geino, Japan, facility, for the construction of our Asia Pacific technology center, and for the purchase of a 300 millimeter polishing tool and related metrology equipment, all of which are part of the K.K., as well as for general business purposes.  Since settlement of the notes is expected in the foreseeable future, and our subsidiary has been consistently making timely payments on the loans, the loans are considered foreign-currency transactions.  Therefore the associated foreign exchange gains and losses are recognized as other income or expense rather than being deferred in the cumulative translation account in other comprehensive income.

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

Index

INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  See Note 16 for additional information on income taxes.

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchases.  This model requires the input of highly subjective assumptions, including the option’s expected term, the price volatility of the underlying stock, the risk-free interest rate and the expected dividend rate, if any.  A small change in the underlying assumptions can have a relatively large effect on the estimated valuation.  We estimate the expected volatility of our stock based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using the simplied method, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who would meet the definition of retirement eligible pursuant to the terms of their grant agreements during the contractual term of the grant.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

For additional information regarding our share-based compensation plans, refer to Note 12.

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

Index

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued new standards for the accounting for business combinations.  The new standards retain the purchase method of accounting for acquisitions, but require a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.  They also change the recognition of assets acquired and liabilities assumed arising from contingencies, require the capitalization of in-process research and development at fair value, and require acquisition-related costs to be charged to expense as incurred.  The new standards are effective for us October 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB revised the standards for the accounting and reporting of minority equity interests in subsidiaries.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the statement of operations and, upon loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  The new standards are effective for us beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that the adoption of these standards would have on our results of operations, financial position or cash flows.  Currently, there are no minority interests in any of our subsidiaries.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, commonly referred to as subsequent events.  These standards are effective for interim and annual periods ending on or after June 15, 2009.  We performed an evaluation of subsequent events through November 24, 2009, the date the financial statements were issued.  There were no subsequent events that required disclosure under these accounting standards.

In June 2009, the FASB issued new standards prescribing the information that a reporting entity must provide in its financial reports about the transfer of financial assets.  The new standards amend previous guidance by removing the concept of a qualifying special-purpose entity and removing the exception from applying the provisions of accounting for variable interest entities that are qualifying special-purpose entities.  The new standards are effective for transfers of financial assets occurring on or after January 1, 2010.  We do not believe the adoption of these new standards will have a material impact on our results of operations, financial position or cash flows.

In June 2009, the FASB issued new standards regarding the recognition of a controlling financial interest in a variable interest entity (VIE).  The primary beneficiary of a VIE is defined as the enterprise that has both: 1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  The new standards also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The new standards are effective for annual reporting periods beginning after November 15, 2009 and for interim reporting periods within the first annual reporting period.  We do not believe the adoption of these new standards will have a material impact on our results of operations, financial position or cash flows.  We do not currently have any interest or arrangements that are considered variable interest entities.

Index

3.  BUSINESS COMBINATIONS

All business combinations have been accounted for under the purchase method of accounting.  Accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition.  Goodwill represents the excess of the purchase price over the fair value of net assets and amounts assigned to identifiable intangible assets.  Purchased in-process research and development (IPR&D), for which technological feasibility has not yet been established and no future alternative uses exist, is expensed immediately.

On February 27, 2009, we completed the acquisition of Epoch Material Co., Ltd. (Epoch), which previously was a consolidated subsidiary of Eternal Chemical Co., Ltd. (Eternal).  Epoch is a Taiwan-based company specializing in the development, manufacture and sale of copper CMP slurries and CMP cleaning solutions to the semiconductor industry, and color filter slurries to the liquid crystal display (LCD) industry.  We paid $59,391 to obtain 90% of Epoch’s stock, plus $728 of transaction costs, from our available cash balance.  We expect to pay an additional $6,600 to Eternal in August 2010 to acquire the remaining 10% of Epoch’s stock and we have placed $6,600 in an escrow account in Taiwan to be held for this purpose until the payment date.  The escrow account is recorded as current restricted cash at September 30, 2009 and is included with prepaid expenses and other current assets on our Consolidated Balance Sheet.  During this interim period, Eternal will continue to hold the remaining 10% ownership interest in Epoch.  However, Eternal has waived rights to any interest in the earnings of Epoch during the interim period, including any associated dividends.  Consequently, we have recorded a $6,600 current liability in accrued expenses and other current liabilities on our Consolidated Balance Sheet at September 30, 2009, rather than recording a minority interest in Epoch, and we have recorded 100% of Epoch’s results of operations from February 27, 2009 through the end of our fiscal year in our Consolidated Statement of Income.

The purchase price for Epoch was allocated to tangible assets, liabilities assumed, identified intangible assets acquired, as well as IPR&D, based on our estimation of their fair values.  The excess of the purchase price over the aggregate fair values was recorded as goodwill and is generally fully deductible for tax purposes.  The following table summarizes the final purchase price allocation.

Current assets	$11,453
Long-term assets	13,965
In-process research and development	1,410
Identified intangible assets	11,510
Goodwill	29,877
Total assets acquired	68,215
Total liabilities assumed	1,496
Net assets acquired	$66,719

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Epoch had occurred on October 1, 2008 and 2007:

	Fiscal Year Ended
	September 30,
	2009	2008

Revenues	$296,120	$410,309
Net income	$10,205	$47,327
Net income per share:
Basic	$0.44	$2.03
Diluted	$0.44	$2.03

Index

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

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

On October 1, 2008, we adopted various accounting standards issued by the FASB for the fair value measurement of all financial assets and financial liabilities.  These standards established a common definition for fair value in generally accepted accounting principles, established a framework for measuring fair value and expanded disclosure about such fair value measurements.  These standards also clarified the application of fair value measurement in an inactive market and illustrated how an entity would determine fair value when the market for a financial asset is not active.  These standards allow measurement at fair value of eligible financial assets and financial liabilities that are not otherwise measured at fair value on an instrument-by-instrument basis (the “fair value option”).  We did not elect the fair value option for any financial assets or financial liabilities that were not previously required to be measured at fair value under other generally accepted accounting principles.  As permitted by these fair value standards, we intend to adopt the provisions that relate to non-financial assets and non-financial liabilities in fiscal 2010.  We do not believe the adoption of these new provisions will have a material impact on our results of operations, financial position or cash flows.

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The FASB established a three-level hierarchy for disclosure based on the extent and level of judgment used to estimate fair value.  Level 1 inputs consist of valuations based on quoted market prices in active markets for identical assets or liabilities.  Level 2 inputs consist of valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in an inactive market, or other observable inputs.  Level 3 inputs consist of valuations based on unobservable inputs that are supported by little or no market activity.  Effective April 1, 2009, we adopted new fair value standards issued by the FASB which require disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements and require fair value disclosures in summarized financial information at interim periods.

The following table presents financial assets that we measured at fair value on a recurring basis at September 30, 2009.  As permitted under the relevant standards, we have chosen to not measure any of our financial liabilities at fair value as we believe our financial liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$199,952	$-	$-	$199,952
Auction rate securities (ARS)	-	-	8,116	8,116
Total	$199,952	$-	$8,116	$208,068

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The recorded amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short-term, highly liquid characteristics.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.

Index

Effective April 1, 2009, we adopted accounting standards issued by the FASB regarding the classification and valuation of financial instruments, including the recognition and presentation of other-than-temporary impairments for investment securities we purchase and the determination of fair value of financial instruments when the volume of trading activity significantly decreases.  A debt security is considered to be impaired when the fair value of the debt security is less than its amortized cost at the balance sheet date.  An other-than-temporary impairment must be recorded when a credit loss exists; that is when the present value of the expected cash flows from a debt security is less than the amortized cost basis of the security.  An impairment is considered to be other-than-temporary when: 1) an entity intends to sell a debt security that is impaired; 2) when it is more likely than not that an entity will be required to sell the security before the recovery of its amortized cost basis; or 3) when a credit loss exists.  An entity must recognize an impairment related to any of the three of these circumstances currently in earnings.

We applied these new standards to the valuation of our investment in ARS at September 30, 2009.  Our ARS investments at September 30, 2009 consisted of two tax exempt municipal debt securities with a total par value of $8,350.  We experienced our first failed auction in February 2008, and since that time the auctions of our two ARS have continued to fail.  Despite the failed auctions, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AAA.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of future successful auctions or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.

Based on our fair value assessment, we determined that one ARS continues to be impaired as of September 30, 2009.  This security has a fair value of $3,166 (par value $3,400) and has been classified as a long-term asset in Other Long-Term Assets on the Consolidated Balance Sheet.  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we first recorded in fiscal 2008.  In addition, we believe that this ARS is not permanently impaired because in the event of default by the municipality, the insurance provider would pay interest and principal following the original repayment schedule, and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  During our second fiscal quarter ended March 31, 2009, we were able to successfully monetize at par value $50 of this security as the municipality refinanced a portion of its debt.  We determined that the fair value of the other ARS was not impaired as of September 30, 2009.  See Note 8 for more information on these investments.

5.  INVENTORIES

Inventories consisted of the following:

	September 30,
	2009	2008

Raw materials	$20,082	$21,378
Work in process	3,080	4,628
Finished goods	21,778	21,460
Total	$44,940	$47,466

Index

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2009	2008

Land	$19,550	$17,661
Buildings	84,625	70,602
Machinery and equipment	143,795	128,311
Furniture and fixtures	5,782	5,488
Information systems	17,898	15,348
Capital leases	9,820	9,820
Construction in progress	2,497	1,278
Total property, plant and equipment	283,967	248,508
Less: accumulated depreciation and amortization
of assets under capital leases	(161,185)	(132,665)
Net property, plant and equipment	$122,782	$115,843

Depreciation expense, including amortization of assets recorded under capital leases, was $22,310, $23,114 and $21,365 for the years ended September 30, 2009, 2008 and 2007, respectively.

In fiscal 2009, we recorded $1,245 in impairment expense primarily related to the decision to write-off certain research and development equipment in accordance with the applicable accounting standards for the impairment and disposal of long-lived assets.  Of this amount, $22 and $1,223 was included in cost of goods sold and research, development and technical expense, respectively.  Impairment expense for fiscal 2007 and 2008 was not material.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $39,732 as of September 30, 2009 and $7,069 as of September 30, 2008.  The increase in goodwill resulted from the $29,877 of goodwill from the acquisition of Epoch as discussed in Note 3, plus $2,786 due to foreign exchange fluctuations of the New Taiwan Dollar related to Epoch goodwill.

The components of other intangible assets are as follows:

	September 30, 2009		September 30, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,135	$1,978	$5,380	$1,210
Acquired patents and licenses	8,000	5,825	8,000	4,716
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	11,287	2,068	1,457	1,389

Total other intangible assets subject to amortization	29,972	12,421	17,387	9,865

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$31,162	$12,421	$18,577	$9,865

* Total other intangible assets not subject to amortization primarily consist of trade names.

Index

Changes in the amounts recorded as other intangible assets included $11,510 of intangible assets added as a result of our acquisition of Epoch and an increase of $1,075 due to foreign exchange fluctuations of the New Taiwan Dollar on the Epoch intangible assets.  We acquired $2,520 in product technology assets with an average useful life of seven years and we acquired $8,990 in fair value of customer relationships and other intangible assets with a weighted average useful life of approximately nine years.  We also purchased $1,410 of IPR&D related to one project.  The amount allocated to IPR&D was determined through established valuation techniques and was expensed upon acquisition because technological feasibility had not yet been established and no alternative future uses existed.

Goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The recoverability of indefinite lived intangible assets is measured using the royalty savings method.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth within the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.

Our wholly-owned subsidiary, QED Technologies International, Inc. (QED), was impacted by the global recession more significantly than other areas of our business based on the decline in revenue from fiscal 2008.  As a result, we performed impairment reviews for QED throughout the fiscal year.  QED has goodwill of $5,000, indefinite lived intangibles assets of $1,170 and intangible assets subject to amortization of $3,631 at September 30, 2009.  Our annual impairment analysis for QED in the fourth quarter of fiscal 2009 included current estimates of future cash flows.  Management combines current projections of market and economic data with estimates of our mix of products sold, production costs and operating expenses.  We discounted the resulting projected cash flows over a range of discount rates between 14% and 16%, based upon an analysis of weighted average cost of capital of peer companies of QED.  Although we determined that the goodwill and intangible assets of QED were not impaired, a hypothetical 10% decline in our cash flow projections would have resulted in the calculated fair value of QED being less than its carrying value.  This would have required us to complete additional goodwill impairment testing and may have resulted in an impairment.

As a result of the review performed in the fourth quarter of fiscal 2009, we determined that there was no impairment of our goodwill and intangible assets as of September 30, 2009.

Amortization expense was $2,522, $2,837 and $2,805 for fiscal 2009, 2008 and 2007, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated amortization expense

2010	$2,384
2011	2,377
2012	2,377
2013	2,377
2014	2,336

Index

8.  OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	September 30,
	2009	2008

Long-term investments	$8,116	$3,216
Other long-term assets	968	827
Total	$9,084	$4,043

As discussed in Note 4 of this Form 10-K, our two ARS that we owned as of September 30, 2009 are classified as long-term investments.  The securities are credit enhanced with bond insurance to a AAA credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  One of these securities with a fair value and par value of $4,950 had been classified as a short-term investment at September 30, 2008.  Since the auctions on this security have continued to fail for more than one year, we reclassified the $4,950 to other long-term assets on our Consolidated Balance Sheet during the quarter ended March 31, 2009.  We maintain a $234 pretax reduction ($151 net of tax) in fair value on the other ARS that we had recognized as of September 30, 2008.  We assessed the impairment and determined that the impairment was temporary as it was related to the illiquid ARS market rather than credit risk.  In addition, we continue to believe this decline in fair value is temporary based on the nature of the underlying debt, the presence of bond insurance, our expectation that the issuer may refinance its debt, the fact that all interest payments have been received, and our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,
	2009	2008
Accrued compensation	$8,462	$16,206
Goods and services received, not yet invoiced	2,806	2,060
Warranty accrual	360	863
Taxes, other than income taxes	1,175	998
Acquisition related	6,600	-
Other	3,741	2,660
Total	$23,144	$22,787

The decrease in accrued compensation resulted primarily from the payment of our annual bonus related to fiscal year ended September 30, 2008 and a reduction in the bonus accrual for fiscal 2009 compared to the prior fiscal year.  As discussed in Note 3 of this Form 10-K, we completed the acquisition of Epoch during the quarter ended March 31, 2009.  The terms of this acquisition required us to place $6,600 in an escrow account representing the cash we expect to pay in August 2010 for the remaining 10% ownership interest in Epoch.  This expected payment is recorded as a current liability in accrued expenses and other current liabilities on our Consolidated Balance Sheet as of September 30, 2009

Index

10. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009, we adopted new accounting standards regarding disclosures about derivative instruments and hedging activities.  These standards require enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows.

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At September 30, 2009, we had one forward foreign exchange contract selling Japanese Yen related to an intercompany note with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet was as follows:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at September 30, 2009	Fair Value at September 30, 2008	Fair Value at September 30, 2009	Fair Value at September 30, 2008
Foreign exchange contracts	Prepaid expenses and other current assets	$-	$26	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$242	$-

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income (Loss) for the fiscal years ended September 30, 2009, 2008 and 2007:

		Gain (Loss) Recognized in Statement of Income (Loss)
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Statement of Income (Loss) Location	September 30, 2009	September 30, 2008	September 30, 2007
Foreign exchange contracts	Other income, net	$(2,573)	$(928)	$261

11.  REVOLVING CREDIT FACILITY

We have an unsecured revolving credit facility of $50,000 with an option to increase the facility up to $80,000.  Pursuant to an amendment we entered into in October 2008, this agreement extends to November 2011, with an option to renew for two additional one-year terms.  Under this agreement, interest accrues on any outstanding balance at either the lending institution’s base rate or the Eurodollar rate plus an applicable margin.  We also pay a non-use fee.  This amendment did not include any other material changes to the terms of the credit agreement.  Loans under this facility are intended primarily for general corporate purposes, including financing working capital, capital expenditures and acquisitions.  The credit agreement also contains various covenants.  No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with its covenants.

Index

12.  SHARE-BASED COMPENSATION PLANS

EQUITY INCENTIVE PLAN

In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (the “EIP”), as amended and restated September 23, 2008, which is administered by the Compensation Committee of the Board of Directors and is intended to provide enough shares to give us ongoing flexibility to attract, retain and reward our employees, directors, consultants and advisors.  The EIP allows for the granting of four types of equity incentive awards: stock options, restricted stock, restricted stock units and substitute awards.  Substitute awards are those awards that, in connection with an acquisition, may be granted to employees, directors, consultants or advisors of the acquired company, in substitution for equity incentives held by them in the seller or the acquired company.  No substitute awards have been granted to date.  The EIP authorizes up to 9,500,000 shares of stock to be granted thereunder, including up to 1,900,000 shares in the aggregate of restricted stock or restricted stock units and up to 1,750,000 incentive stock options (ISO).  Shares issued under our share-based compensation plans are issued from new shares rather than from treasury shares.

Non-qualified stock options issued under the EIP are generally time-based and provide for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the award date.  Compensation expense related to our stock option awards was $9,507, $12,381 and $11,141 in fiscal 2009, 2008 and 2007, respectively.  For additional information on our accounting for share-based compensation, see Note 2 to the consolidated financial statements.  Under the EIP, employees and non-employees may also be granted ISOs to purchase common stock at not less than the fair value on the date of the grant.  No ISOs have been granted to date.

Under the EIP, employees and non-employees may be awarded shares of restricted stock or restricted stock units, which generally vest over a four-year period, with first vesting on the anniversary of the grant date.  In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered.  Holders of restricted stock, and restricted stock units, if specified in the award agreements, have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions, although the current holders of restricted stock units do not have such rights.  Restricted shares under the EIP also may be purchased and placed “on deposit” by executive officers pursuant to the 2001 Deposit Share Plan.  Shares purchased under this Deposit Share Plan receive a 50% match in restricted shares (“Award Shares”).  These Award Shares vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares.  Compensation expense related to our restricted stock and restricted stock unit awards and restricted shares matched at 50% pursuant to the Deposit Share Plan was $2,893, $2,022 and $954 for fiscal 2009, 2008 and 2007, respectively.

Since fiscal 2007, as permitted by the EIP, the Compensation Committee of our Board of Directors has awarded a blend of non-qualified stock option grants and restricted stock awards (restricted stock units for our non-United States employees) to eligible employees and non-employee directors according to an approximate three-to-one ratio of non-qualified stock options granted to shares of restricted stock or restricted stock units awarded.  Prior to this time, only non-qualified stock options were awarded.  Our Compensation Committee began awarding a blend of stock options and restricted stock to address the financial impact of the expensing of equity-based compensation, as well as to provide a more competitive balance of equity incentives being awarded to our employees and non-employee directors under the EIP.

Index

EMPLOYEE STOCK PURCHASE PLAN

In March 2008, our stockholders approved our 2007 Cabot Microelectronics Employee Stock Purchase Plan (the “ESPP”), which amended the ESPP for the primary purpose of increasing the authorized shares of common stock to be purchased under the ESPP from 475,000 designated shares to 975,000 shares.  The ESPP allows all full and certain part-time employees of Cabot Microelectronics and its subsidiaries to purchase shares of our common stock through payroll deductions.  Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase and a maximum dollar expenditure in any six-month offering period, and certain other criteria.  The provisions of the ESPP allow shares to be purchased at a price no less than the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period.  Prior to January 1, 2009, the shares were purchased at the maximum 15% discount.  In conjunction with certain cost reduction initiatives we implemented in the second quarter of fiscal 2009, the ESPP was amended as of February 2009 and the 15% discount was suspended.  Consequently, effective with the six-month period beginning January 1, 2009, the ESPP shares were purchased at a price equal to the lower of the closing price at the beginning or end of each semi-annual offering period.  A new amendment to the ESPP has been approved which will provide for the reinstatement of the 15% discount effective January 1, 2010.  A total of 57,815, 54,625, and 54,180 shares were issued under the ESPP during fiscal 2009, 2008 and 2007, respectively.  Compensation expense related to the ESPP was $324, $508 and $446 in fiscal 2009, 2008 and 2007, respectively.

DIRECTORS’ DEFERRED COMPENSATION PLAN

The Directors’ Deferred Compensation Plan, as amended and restated September 23, 2008, became effective in March 2001 and applies only to our non-employee directors.  The cumulative number of shares deferred under the plan was 43,671 and 40,092 as of September 30, 2009 and 2008, respectively.  Compensation expense related to our Directors’ Deferred Compensation Plan was $78, $156 and $305 for fiscal 2009, 2008 and 2007, respectively.

ACCOUNTING FOR SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes model to estimate the grant date fair value of our stock options and employee stock purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using the simplified method, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended September 30,
	2009	2008	2007
Stock Options
Weighted–average grant date fair value	$11.63	$17.74	$18.12
Expected term (in years)	6.50	6.51	6.56
Expected volatility	50%	43%	52%
Risk-free rate of return	2.1%	3.5%	4.4%
Dividend yield	-	-	-

ESPP
Weighted-average grant date fair value	$6.38	$8.74	$8.30
Expected term (in years)	0.50	0.50	0.50
Expected volatility	48%	33%	30%
Risk-free rate of return	1.2%	3.4%	5.1%
Dividend yield	-	-	-

Index

The Black-Scholes model is primarily used in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable.  Because employee stock options and employee stock purchases have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, our use of the Black-Scholes model for estimating the fair value of stock options and employee stock purchases may not provide an accurate measure.  Although the value of our stock options and employee stock purchases are determined in accordance with applicable accounting standards using an option-pricing model, those values may not be indicative of the fair values observed in a willing buyer/willing seller market transaction.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of grant.  Share-based compensation expense related to restricted stock and restricted stock unit awards is recorded net of expected forfeitures.

SHARE-BASED COMPENSATION EXPENSE

Total share-based compensation expense for the year ended September 30, 2009, 2008 and 2007, is as follows:

	Year Ended September 30,
Income statement classifications:	2009	2008	2007
Cost of goods sold	$982	$1,119	$775
Research, development and technical	1,079	1,226	1,131
Selling and marketing	1,207	1,492	1,293
General and administrative	9,534	11,230	9,647
Tax benefit	(4,574)	(5,367)	(4,588)
Total share-based compensation expense, net of tax	$8,228	$9,700	$8,258

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

Index

STOCK OPTION ACTIVITY

A summary of stock option activity under the EIP as of September 30, 2009, and changes during the fiscal 2009 are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Term (in years)	(in thousands)
Outstanding at September 30, 2008	4,092,395	$40.74
Granted	522,120	22.71
Exercised	(21,617)	31.47
Forfeited or canceled	(223,985)	43.11
Outstanding at September 30, 2009	4,368,913	$38.51	5.7	$10,888

Exercisable at September 30, 2009	3,184,021	$42.15	4.8	$3,025

Expected to vest at September 30, 2009	1,026,327	$28.73	8.1	$6,815

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., for all in-the-money stock options, the difference between our closing stock price of $34.86 on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2009.  The total intrinsic value of options exercised was $68, $871 and $1,863 for fiscal 2009, 2008 and 2007, respectively.

The total cash received from options exercised was $680, $3,128 and $6,124 for fiscal 2009, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from options exercised was $24, $310 and $665 for fiscal 2009, 2008 and 2007, respectively.  The total fair value of stock options vested during fiscal years 2009, 2008 and 2007 was $12,560, $11,848 and $10,204, respectively.  As of September 30, 2009, there was $9,649 of total unrecognized share-based compensation expense related to unvested stock options under the EIP.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

RESTRICTED STOCK

A summary of the status of the restricted stock awards and restricted stock unit awards outstanding under the EIP as of September 30, 2009, and changes during fiscal 2009, are presented below:

	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value

Nonvested at September 30, 2008	234,378	$34.60
Granted	184,468	22.82
Vested	(74,393)	33.22
Forfeited	(12,850)	33.91
Nonvested at September 30, 2009	331,603	$28.38

As of September 30, 2009, there was $5,781 of total unrecognized share-based compensation expense related to nonvested restricted stock awards and restricted stock units under the EIP.  That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair values of restricted stock awards and restricted stock units vested during fiscal years 2009, 2008 and 2007 were $2,471, $1,449 and $293, respectively.

Index

13.  SAVINGS PLAN

Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the “401(k) Plan”), which is a qualified defined contribution plan, covering all eligible U.S. employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan.  Participants may make elective contributions of up to 60% of their eligible compensation.  All amounts contributed by participants and earnings on these contributions are fully vested at all times.  The 401(k) Plan provides for matching and fixed non-elective contributions by the Company.  Prior to April 1, 2009, the Company matched 100% of the first four percent of the participant’s eligible compensation and 50% of the next two percent of the participant’s eligible compensation that is contributed, subject to limitations required by government regulations.  On April 1, 2009, in conjunction with certain cost reduction initiatives we implemented in fiscal 2009, the 401(k) Plan was amended to suspend the matching contribution made by the Company.  A new amendment to the 401(k) Plan has been approved which provides for the reinstatement of the previous matching contribution effective January 1, 2010.  Under the 401(k) Plan, all U.S. employees, even those who do not contribute to the 401(k) Plan, receive a contribution by the Company in an amount equal to four percent of eligible compensation, and thus are participants in the 401(k) Plan.  This four percent contribution was not affected by the Company’s cost reduction initiatives.  Participants are 100% vested in all Company contributions at all times.  The Company’s expense for the 401(k) Plan totaled $2,813, $3,780 and $3,643 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

14.   OTHER INCOME, NET

Other income, net, consisted of the following:
	Year Ended September 30,
	2009	2008	2007

Interest income	$1,057	$5,559	$6,117
Interest expense	(365)	(395)	(480)
Other income (expense)	(93)	284	(2,031)
Total other income, net	$599	$5,448	$3,606

The decrease in other income in fiscal 2009 was primarily due to lower interest rates earned on our lower average cash and ARS balances compared to fiscal 2008.  We monetized the majority of our investments in ARS during fiscal 2008 and reinvested these funds into money market investments which earn interest at lower rates.  The other expense in fiscal 2007 was primarily related to a $2,052 pretax write-off of our minority equity investment in NanoProducts Corporation recorded in the third quarter of fiscal 2007.

Index

15.   STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity over the past three years:

	Number of Shares
	Common Stock	Treasury Stock
September 30, 2006	25,254,719	1,297,167
Exercise of stock options	189,457
Restricted stock under EIP, net of forfeitures	129,371
Restricted stock under Deposit Share Plan	8,003
Common stock under ESPP	54,180
Repurchases of common stock under share repurchase plans		330,170

September 30, 2007	25,635,730	1,627,337
Exercise of stock options	99,159
Restricted stock under EIP, net of forfeitures	110,767
Restricted stock under Deposit Share Plan	6,709
Common stock under ESPP	54,625
Repurchases of common stock under share repurchase plans		1,056,472

September 30, 2008	25,906,990	2,683,809
Exercise of stock options	21,617
Restricted stock under EIP, net of forfeitures	146,881
Restricted stock under Deposit Share Plan, net of forfeitures	9,813
Common stock under ESPP	57,815
Repurchases of common stock – other		14,425

September 30, 2009	26,143,116	2,698,234

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

SHARE REPURCHASES

In October 2005 we announced that our Board of Directors had authorized a share repurchase program for up to $40,000 of our outstanding common stock.  We completed this share repurchase authorization during the quarter ended December 31, 2007.  In January 2008, we announced that our Board of Directors had authorized a new share repurchase program for up to $75,000 of our outstanding common stock.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  We did not repurchase any shares under the share repurchase program in fiscal 2009.  During fiscal 2008, we repurchased a total of 1,056,472 shares of common stock under these programs at a cost of $39,001.  During fiscal 2007, we repurchased 330,170 shares of common stock at a cost of $9,995.  For additional information on share repurchases, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Separate from this share repurchase program, a total of 14,425 shares were purchased during fiscal 2009 pursuant to the terms of our EIP as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP.

Index

16.  INCOME TAXES

Income before income taxes was as follows:

	Year Ended September 30,
	2009	2008	2007

Domestic	$2,909	$44,912	$36,681
Foreign	13,713	9,978	12,693
Total	$16,622	$54,890	$49,374

Taxes on income consisted of the following:

	Year Ended September 30,
	2009	2008	2007
U.S. federal and state:
Current	$2,688	$20,814	$17,821
Deferred	(2,163)	(6,874)	(6,176)
Total	$525	$13,940	$11,645

Foreign:
Current	$4,811	$2,491	$4,250
Deferred	99	121	(357)
Total	4,910	2,612	3,893
Total U.S. and foreign	$5,435	$16,552	$15,538

Index

The provision for income taxes at our effective tax rate differed from the provision for income taxes at the statutory rate as follows:
	Year Ended September 30,
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
U.S. benefits from research and experimentation activities	(5.0)	(2.2)	(0.9)
State taxes, net of federal effect	0.6	0.7	0.6
Tax-exempt interest income	(1.9)	(3.2)	(4.1)
Share-based compensation	2.9	0.5	1.1
Domestic production deduction	(0.2)	(0.5)	(0.2)
Other, net	1.3	(0.1)	-
Provision for income taxes	32.7%	30.2%	31.5%

The increase in the effective tax rate in fiscal 2009 was primarily due to an increase in tax expense related to share-based compensation as a percentage of pretax income and a decrease in tax-exempt interest income, partially offset by increased research and experimentation tax credits as a percentage of pretax income.

On October 1, 2007, we adopted the standards for the accounting for uncertainty in income taxes, which prescribe a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return.  Under these standards, we may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  Upon adoption, we recognized a $59 reduction to our beginning retained earnings balance and we reclassified $450 from current income taxes payable to a non-current tax liability for unrecognized tax benefits, including interest and penalties.  We made this reclassification to a non-current liability because settlement was not expected to occur within one year of the balance sheet date.

The following table presents the changes in the balance of gross unrecognized tax benefits during the fiscal year ended September 30, 2009:

Balance September 30, 2008	$316
Additions for tax positions relating to the current fiscal year	-
Additions for tax positions relating to prior fiscal years	79
Settlements with taxing authorities	(10)
Lapse of statute of limitations	(136)
Balance September 30, 2009	$249

We recognize interest and penalties related to uncertain tax positions as income tax expense in our financial statements.  Interest and penalties accrued on our Consolidated Balance Sheet were $25 and $41 at September 30, 2009 and 2008, respectively, and interest and penalties charged to expense were not material.  During the fiscal quarter ended June 30, 2009, we reduced our liability for unrecognized tax benefits by $136 as the federal statute of limitations relating to our fiscal 2005 tax return had expired, which had a favorable impact on our effective tax rate.

We believe the tax periods open to examination by the U.S. federal government include fiscal years 2006 through 2008.  We believe the tax periods open to examination by U.S. state and local governments include fiscal years 2004 through 2008 and the tax periods open to examination by foreign jurisdictions include fiscal years 2002 through 2008.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Index

Significant components of deferred income taxes were as follows:

	September 30,
	2009	2008
Deferred tax assets:
Employee benefits	$1,626	$2,171
Inventory	2,501	2,420
Depreciation and amortization	2,251	1,582
Product warranty	173	353
Bad debt reserve	452	144
Share-based compensation expense	15,783	11,931
Other, net	408	449
Total deferred tax assets	$23,194	$19,050

Deferred tax liabilities:
Translation adjustment	$7,938	$1,483
Other, net	3,309	2,024
Total deferred tax liabilities	$11,247	$3,507

17.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  On January 27, 2009, we filed a motion for summary judgment on DA Nano’s infringement of certain of the patents at issue in the suit, and on that same date, DA Nano filed a motion for summary judgment on non-infringement and invalidity of certain of the patents at issue in the suit.  On November 16, 2009, the District Court issued its ruling on all of these respective summary judgment motions.  In its summary judgment ruling, the District Court denied a motion filed by DA Nano for summary judgment of invalidity of three of our patents at issue in the case, which are fundamental patents in the field of tungsten CMP.  The District Court also denied DA Nano’s motion for summary judgment of non-infringement of these patents.  In addition, the District Court denied DA Nano’s motion for summary judgment of non-infringement of another one of our patents at issue in the suit that is considered to be a foundational CMP patent.  The District Court also denied Cabot Microelectronics’ motion for summary judgment of infringement of the tungsten patents, stating that despite the weight of the record on DA Nano's infringement, summary judgment is not the forum to decide issues of fact that remain.  We believe that the recently issued summary judgment ruling supports our position on the merits of the case with regard to the evidence of DA Nano’s infringement of our tungsten patents and the lack of evidence of invalidity of these patents.  Although no trial date has yet been set, as part of the summary judgment ruling, the District Court has ordered the parties to submit pretrial filings by December 16, 2009, and as a result of this and the ruling on the summary judgment motions, we now expect the case to proceed in a timely manner, with trial possibly scheduled for the first half of calendar 2010.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims and defenses in the pending action are meritorious, and we intend to continue to pursue and defend them vigorously.

Index

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during fiscal 2009 as follows:

Balance as of September 30, 2008	$863
Reserve for product warranty during the reporting period	1,067
Settlement of warranty	(1,570)
Balance as of September 30, 2009	$360

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

We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not experienced material costs as a result of such obligations and, as of September 30, 2009, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.

LEASE COMMITMENTS

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, all of which expire within four years from now and may be renewed by us.  Lease commitments also include certain costs associated with our pad finishing operation located at Taiwan Semiconductor Manufacturing Company, which are accounted for as operating lease payments.  Rent expense under such arrangements during fiscal 2009, 2008 and 2007 totaled $1,883, $1,726 and $1,612, respectively.

In December 2001 we entered into a fumed alumina supply agreement with Cabot Corporation under which we agreed to pay Cabot Corporation for the expansion of a fumed alumina manufacturing facility in Tuscola, Illinois.  The arrangement for the facility has been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments resulted in an initial $9,776 lease obligation and related leased asset.  The initial term of the agreement expired in December 2006, but it was renewed for another five-year term ending in December 2011.

Index

Future minimum rental commitments under noncancelable leases as of September 30, 2009 are as follows:

Fiscal Year	Operating	Capital

2010	$2,252	$1,354
2011	1,789	1,354
2012	1,239	10
2013	381	3
2014	382	-
Thereafter	428	-
	$6,471	2,721
Amount related to interest		(203)
Capital lease obligation		$2,518

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.

We purchase fumed silica primarily under a fumed silica supply agreement with Cabot Corporation that became effective in January 2004, and was amended in September 2006 and in April 2008, the latter of which extended the termination date of the agreement from December 2009 to December 2012 and also changed the pricing and some other non-material terms of the agreement to the benefit of both parties.  The agreement will automatically renew unless either party gives notice of non-renewal.  We are generally obligated to purchase fumed silica for at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain non-material minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  We currently anticipate meeting minimum forecasted purchase volume requirements.  We also operate under a fumed alumina supply agreement with Cabot Corporation which runs through December 2011.  Purchase obligations include $6,381 of contractual commitments for fumed silica and fumed alumina under these contracts.

Index

18.  EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Year Ended September 30,
	2009	2008	2007
Numerator:
Earnings available to common shares	$11,187	$38,338	$33,836

Denominator:
Weighted average common shares	23,078,967	23,315,072	23,748,158
(Denominator for basic calculation)
Weighted average effect of dilutive securities:
Share-based compensation	17,457	33,195	6,044
Diluted weighted average common shares	23,096,424	23,348,267	23,754,202
(Denominator for diluted calculation)

Earnings per share:
Basic	$0.48	$1.64	$1.42
Diluted	$0.48	$1.64	$1.42

For the twelve months ended September 30, 2009, 2008, and 2007, approximately 3.9 million, 2.7 million and 3.0 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

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

Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped.  Financial information by geographic area was as follows:

	Year Ended September 30,
	2009	2008	2007
Revenue:
United States	$46,781	$71,395	$70,110
Asia	227,142	276,387	239,254
Europe	17,449	27,287	28,841
Total	$291,372	$375,069	$338,205
Property, plant and equipment, net:
United States	$62,462	$70,972	$75,618
Asia	60,319	44,864	41,786
Europe	1	7	1,050
Total	$122,782	$115,843	$118,454

The following table shows revenue from sales to customers in foreign countries that accounted for more than ten percent of our total revenue in fiscal 2009, 2008 and 2007:

	Year Ended September 30,
	2009	2008	2007
Revenue:
Taiwan	$92,023	$109,282	$97,583
Japan	44,307	47,642	44,535
Korea	30,873	43,653	*
* Denotes less than ten percent of total

The following table shows net property, plant and equipment in foreign countries that accounted for more than ten percent of our total net property, plant and equipment in fiscal 2009, 2008 and 2007:

	Year Ended September 30,
	2009	2008	2007
Property, plant and equipment, net:
Japan	$43,362	$42,732	$37,850
Taiwan	16,430	*	*
* Denotes less than ten percent of total

Index

SELECTED QUARTERLY OPERATING RESULTS

The following table presents our unaudited financial information for the eight quarterly periods ended September 30, 2009.  This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods.  The results for any quarter are not necessarily indicative of results for any future period.

CABOT MICROELECTRONICS CORPORATION
SELECTED QUARTERLY OPERATING RESULTS
(Unaudited and in thousands, except per share amounts)

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2009	2009	2009	2008	2008	2008	2008	2007

Revenue	$96,513	$86,443	$45,399	$63,017	$90,156	$97,047	$94,488	$93,378
Cost of goods sold	49,775	46,143	32,689	34,311	48,141	51,638	52,212	48,605

Gross profit	46,738	40,300	12,710	28,706	42,015	45,409	42,276	44,773

Operating expenses:
Research, development and technical	12,514	10,901	12,621	12,114	12,572	12,730	12,432	11,421
Selling and marketing	5,798	5,207	5,261	5,973	7,914	7,176	6,907	6,284
General and administrative	9,673	9,043	10,590	11,326	11,258	12,642	12,856	10,839
Purchased in-process research and development	-	(90)	1,500	-	-	-	-	-
Total operating expenses	27,985	25,061	29,972	29,413	31,744	32,548	32,195	28,544

Operating income (loss)	18,753	15,239	(17,262)	(707)	10,271	12,861	10,081	16,229
Other income (expense), net	(712)	(42)	477	876	885	1,239	1,689	1,635

Income (loss) before income taxes	18,041	15,197	(16,785)	169	11,156	14,100	11,770	17,864
Provision (benefit) for income taxes	5,871	6,183	(6,672)	53	2,939	4,120	3,828	5,665

Net income (loss)	$12,170	$9,014	$(10,113)	$116	$8,217	$9,980	$7,942	$12,199

Basic earnings (loss) per share	$0.53	$0.39	$(0.44)	$0.01	$0.36	$0.43	$0.34	$0.51

Weighted average basic shares outstanding	23,137	23,113	23,107	23,020	23,023	23,132	23,402	23,716

Diluted earnings (loss) per share	$0.52	$0.39	$(0.44)	$0.01	$0.36	$0.43	$0.34	$0.51

Weighted average diluted shares outstanding	23,248	23,154	23,107	23,026	23,085	23,163	23,416	23,768

Index

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our allowance for doubtful accounts:

Allowance For Doubtful Accounts	Balance At Beginning of Year	Additions Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2009	$403	$856	$18	$1,277
September 30, 2008	635	(99)	(133)	403
September 30, 2007	551	87	(3)	635

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

Warranty Reserves	Balance At Beginning of Year	Reserve For Product Warranty During the Reporting Period	Adjustments To Pre-existing Warranty Reserve	Settlement of Warranty	Balance At End Of Year

Year ended:
September 30, 2009	$863	$1,067	$-	$(1,570)	$360
September 30, 2008	527	962	-	(626)	863
September 30, 2007	924	106	(314)	(189)	527

Index

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

Index

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of September 30, 2009.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company is made known to senior management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.  The effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

Index

We acquired Epoch Material Co., Ltd. (Epoch) in a business combination on February 27, 2009, midway through our fiscal year.  Subsequent to the acquisition, we applied certain corporate-level controls to elements of Epoch’s internal control over financial reporting.  Management has excluded from its assessment of internal control over financial reporting those elements that were not subject to our internal controls.  The excluded elements represent controls over accounts that are 3% and 4% of consolidated total assets and consolidated net sales, respectively, as of and for the fiscal year ended September 30, 2009.  We will report on our assessment of our combined operations within one year, as permitted by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations.

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

Index

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee and identification of an audit committee financial expert is incorporated by reference from the information contained in the sections captioned "Election of Directors" and “Board Structure and Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 2, 2010 (the "Proxy Statement”).  In addition, for information with respect to the executive officers of our Company, see "Executive Officers" at the end of Part I of this Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Shown below is information as of September 30, 2009, with respect to the shares of common stock that may be issued under Cabot Microelectronics’ existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,451,617 (1)	$38.51 (1)	3,515,549 (2)

Equity compensation plans not approved by security holders	-	-	-

Total	4,451,617 (1)	$38.51 (1)	3,515,549 (2)

(1)
Column (a) includes 43,671 shares that non-employee directors, who defer their compensation under our Directors’ Deferred Compensation Plan, have the right to acquire pursuant thereto, and 39,033 shares that non-U.S. employees have the right to acquire upon the vesting of the equivalent restricted stock units that they have been awarded under our equity incentive plan.  Column (b) excludes both of these from the weighted average exercise price.

(2)	Column (c) includes 545,272 shares available for future issuance under our Employee Stock Purchase Plan.

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

Index

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following Financial Statements and Financial Statement Schedule are included in Item 8 herein:

1.	Financial Statements:
            Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2009, 2008 and 2007
Consolidated Balance Sheets at September 30, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007
Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2009, 2008 and 2007
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts

3.	Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number                                Description

3.2 (15)	Amended and Restated By-Laws of Cabot Microelectronics Corporation.
3.3 (1)	Form of Amended and Restated Certificate of Incorporation of Cabot Microelectronics Corporation.
3.4 (2)	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.
4.1 (2)	Form of Cabot Microelectronics Corporation Common Stock Certificate.
4.2 (3)	Rights Agreement.
4.3 (4)	Amendment to Rights Agreement.
10.1 (16)	Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008.*
10.2 (16)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (directors).*
10.4 (16)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (U.S. employees (including executive officers)).*
10.5 (16)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).*
10.6 (16)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Award Agreement for Directors.*
10.15 (18)	Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 19, 2009.*
10.22 (16)             Cabot Microelectronics Corporation 401(k) Plan, as amended.*
10.23 (16)             Form of Amended and Restated Change in Control Severance Protection Agreement.**
10.28 (16)               Directors’ Deferred Compensation Plan, as amended September 23, 2008.*
10.29 (6)
Amended and Restated Credit Agreement dated November 24, 2003 among Cabot Microelectronics Corporation, Various Financial Institutions and LaSalle Bank National Association, as Administrative Agent, and National City Bank of Michigan/Illinois, as Syndication Agent.

10.30 (5)	Form of Deposit Share Agreement.***
10.31 (5)	Amendment No. 1 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.32 (5)	Fumed Alumina Supply Agreement.+
10.33 (16)	Adoption Agreement, as amended September 23, 2008, of Cabot Microelectronics Corporation Supplemental Employee Retirement Plan.*
10.34 (10)	Code of Business Conduct.
10.36 (6)	Directors’ Cash Compensation Umbrella Program.*
10.37 (7)	Employment and Transition Agreement dated November 3, 2003.*
10.38 (7)	Employment Offer Letter dated November 2, 2003.*
10.39 (7)	Employment Offer Letter dated November 17, 2003.*
10.40 (8)	Amendment No. 2 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.
10.41 (8)	Amendment No. 3 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.
10.42 (8)	Fumed Silica Supply Agreement.+
10.43 (8)	General Release, Waiver and Covenant Not to Sue.*
10.44 (9)	Amendment as of January 17, 2005 to Four Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002, March 11, 2003 and March 9, 2004, respectively.*
10.45 (9)	Amendment as of January 29, 2005 to Three Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002 and March 11, 2003, respectively.*
10.46 (13)	Non-Employee Directors’ Compensation Summary as of March, 2007.*
10.47 (11)	Asset Purchase Agreement by and among Cabot Microelectronic Corporation, QED Technologies International, Inc., QED Technologies, Inc., Don Golini and Lowell Mintz dated June 15, 2006.
10.48 (11)	Technology Asset Purchase Agreement dated June 15, 2006 by and among Cabot Microelectronics Corporation, QED Technologies International, Inc., and Byelocorp Scientific, Inc.
10.49 (12)	Amendment No. 1 to Fumed Silica Supply Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.50 (14)	Amendment No. 2 to Fumed Silica Supply Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.51 (16)	First Amendment to the Employment Offer Letter dated November 2, 2003.*
10.52 (16)	First Amendment to the Employment Offer Letter dated November 23, 2003.*
10.53 (16)	Cabot Microelectronics Corporation Supplemental Employee Retirement Plan, as amended.*
10.54 (16)	Cabot Microelectronics Corporation Annual Incentive and Sales Incentive Programs.*
10.55 (17)	Share Purchase Agreement dated December 19, 2008 among Cabot Microelectronics Global Corporation, Eternal Chemical Co., Ltd., Major Co-Sellers, and Epoch Material Co., Ltd.+
10.56 (18)
First Amendment to Amended and Restated Credit Agreement dated October 30, 2008 among Cabot Microelectronics Corporation, Bank of America, N.A., as Administrative Agent, Issuing Bank, and Swing Line Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent.

10.57 (19)	Adoption Agreement, as amended April 1, 2009, of Cabot Microelectronics Corporation 401(k) Plan.*
21.1	Subsidiaries of Cabot Microelectronics Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

(1)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on March 27, 2000.

(2)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 3, 2000.

(3)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 4, 2000.

(4)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Current Report on Form 8-K (No. 000-30205) filed with the Commission on October 6, 2000.

(5)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 12, 2002.

(6)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on December 10, 2003.

(7)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 12, 2004.

(8)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 7, 2004.

(9)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 9, 2005.

(10)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on December 7, 2005.

(11)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 9, 2006.

(12)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on November 29, 2006.

(13)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Current Report on Form 8-K (No. 000-30205) filed with the Commission on March 8, 2007.

(14)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 8, 2008.

(15)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Current Report on Form 8-K (No. 000-30205) filed with the Commission on September 24, 2008.

(16)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on November 25, 2008.

(17)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 5, 2009.

(18)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 8, 2009.

(19)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 7, 2009.

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

CABOT MICROELECTRONICS CORPORATION

Date: November 24, 2009                                                                   /s/ WILLIAM P. NOGLOWS
William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Principal Executive Officer]

Date: November 24, 2009                                                                   /s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: November 24, 2009                                                                   /s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 24, 2009                                                                    /s/ WILLIAM P. NOGLOWS
  William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Director]

Date: November 24, 2009                                                                     /s/ ROBERT J. BIRGENEAU*
                                                                                                                 Robert J. Birgeneau
 [Director]

Date: November 24, 2009                                                                    /s/ JOHN P. FRAZEE, JR.*
                        John P. Frazee, Jr.
[Director]

Date: November 24, 2009                                                                    /s/ H. LAURANCE FULLER*
                                                                                                                H. Laurance Fuller
[Director]

Date: November 24, 2009                                                                    /s/ BARBARA A. KLEIN*
                                                                                                                Barbara A. Klein
[Director]

Date: November 24, 2009                                                                    /s/ EDWARD J. MOONEY*
 Edward J. Mooney
[Director]

Date: November 24, 2009                                                                    /s/ STEVEN V. WILKINSON*
                                                                                                                Steven V. Wilkinson
[Director]

Date: November 24, 2009                                                                    /s/ BAILING XIA*
                                                                                                                Bailing Xia
[Director]

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.