Form 10-Q
period 2009-12-31
CABOT MICROELECTRONICS CORP
filed 2010-02-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2009

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

As of January 31, 2010, the Company had 23,574,641 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

Index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2009	2008

Revenue	$97,672	$63,017

Cost of goods sold	47,264	34,311

Gross profit	50,408	28,706

Operating expenses:
Research, development and technical	12,581	12,114
Selling and marketing	6,322	5,973
General and administrative	11,245	11,326
Total operating expenses	30,148	29,413

Operating income (loss)	20,260	(707)

Other income, net	61	876
Income before income taxes	20,321	169

Provision for income taxes	7,197	53

Net income	$13,124	$116

Basic earnings per share	$0.57	$0.01

Weighted average basic shares outstanding	23,167	23,020

Diluted earnings per share	$0.56	$0.01

Weighted average diluted shares outstanding	23,294	23,026

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2009	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$224,810	$199,952
Accounts receivable, less allowance for doubtful accounts of $1,261 at December 31, 2009, and $1,277 at September 30, 2009	49,904	53,538
Inventories	43,970	44,940
Prepaid expenses and other current assets	14,301	14,428
Deferred income taxes	3,658	3,994
Total current assets	336,643	316,852

Property, plant and equipment, net	116,493	122,782
Goodwill	39,742	39,732
Other intangible assets, net	18,262	18,741
Deferred income taxes	9,399	7,953
Other long-term assets	9,050	9,084
Total assets	$529,589	$515,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,505	$15,182
Capital lease obligations	1,231	1,210
Accrued expenses, income taxes payable and other current liabilities	26,079	23,144
Total current liabilities	39,815	39,536

Capital lease obligations	992	1,308
Other long-term liabilities	3,597	3,571
Total liabilities	44,404	44,415

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 26,274,001 shares at December 31, 2009, and 26,143,116 shares at September 30, 2009	26	26
Capital in excess of par value of common stock	216,441	213,031
Retained earnings	347,433	334,309
Accumulated other comprehensive income	12,363	13,690
Treasury stock at cost, 2,722,449 shares at December 31, 2009, and 2,698,234 shares at September 30, 2009	(91,078)	(90,327)
Total stockholders’ equity	485,185	470,729

Total liabilities and stockholders’ equity	$529,589	$515,144

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$13,124	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,373	6,166
Share-based compensation expense	3,311	4,234
Deferred income tax benefit	(368)	(1,292)
Non-cash foreign exchange (gain) loss	652	(4,847)
Loss on disposal of property, plant and equipment	52	81
Impairment of property, plant and equipment	-	81
Other	54	515
Changes in operating assets and liabilities:
Accounts receivable	2,818	10,547
Inventories	464	(7,920)
Prepaid expenses and other assets	90	1,150
Accounts payable	(2,644)	(2,956)
Accrued expenses, income taxes payable and other liabilities	3,266	(8,488)
Net cash provided by (used in) operating activities	27,192	(2,613)

Cash flows from investing activities:
Additions to property, plant and equipment	(833)	(2,341)
Purchase of patents	(115)	-
Net cash used in investing activities	(948)	(2,341)

Cash flows from financing activities:
Repurchases of common stock	(751)	(334)
Net proceeds from issuance of stock	90	169
Principal payments under capital lease obligations	(295)	(276)
Net cash used in financing activities	(956)	(441)

Effect of exchange rate changes on cash	(430)	2,076
Increase (decrease) in cash and cash equivalents	24,858	(3,319)
Cash and cash equivalents at beginning of period	199,952	221,467
Cash and cash equivalents at end of period	$224,810	$218,148

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$564	$574
Issuance of restricted stock	4,478	3,727

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of advanced IC devices, thereby enabling our customers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also continue to pursue our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries.  For additional information, refer to Part 1, Item 1, “Business”, in our annual report on Form 10-K for the fiscal year ended September 30, 2009.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of December 31, 2009, cash flows for the three months ended December 31, 2009, and December 31, 2008, and results of operations for the three months ended December 31, 2009, and December 31, 2008.  The results of operations for the three months ended December 31, 2009 may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2010.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2009.  We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP consumables.  Certain reclassifications of prior fiscal year amounts have been made to conform to the current period presentation.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of December 31, 2009.  We performed an evaluation of subsequent events through February 8, 2010, the date the financial statements were issued.  There were no subsequent events that required adjustment to or disclosure in our financial statements.

2. BUSINESS COMBINATION

On February 27, 2009, we completed the acquisition of Epoch Material Co., Ltd. (Epoch), which previously was a consolidated subsidiary of Eternal Chemical Co., Ltd. (Eternal).  Epoch is a Taiwan-based company specializing in the development, manufacture and sale of copper CMP slurries and CMP cleaning solutions to the semiconductor industry, and color filter slurries to the liquid crystal display (LCD) industry.  We paid $59,391 to obtain 90% of Epoch’s stock, plus $728 of transaction costs, from our available cash balance.  We expect to pay an additional $6,600 to Eternal in August 2010 to acquire the remaining 10% of Epoch’s stock and we have placed $6,600 in an escrow account in Taiwan to be held for this purpose until the payment date.  The escrow account is recorded as current restricted cash at December 31, 2009 and is included with prepaid expenses and other current assets on our Consolidated Balance Sheet.  During this interim period, Eternal will continue to hold the remaining 10% ownership interest in Epoch.  However, Eternal has waived rights to any interest in the earnings of Epoch during the interim period, including any associated dividends.  Consequently, we have recorded a $6,600 current liability in accrued expenses and other current liabilities on our Consolidated Balance Sheet at December 31, 2009, rather than recording a noncontrolling interest in Epoch.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

All business combinations have been accounted for under the purchase method of accounting.  Accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition.  Goodwill represents the excess of the purchase price over the fair value of net assets and amounts assigned to identifiable intangible assets.  Purchased in-process research and development (IPR&D), for which technological feasibility has not yet been established and no future alternative uses exist, is expensed immediately.  In December 2007, the Financial Accounting Standards Board (FASB) issued new standards for the accounting for business combinations.  The new standards retain the purchase method of accounting for acquisitions, but require a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.  They also change the recognition of assets acquired and liabilities assumed arising from contingencies, require the capitalization of in-process research and development at fair value, and require acquisition-related costs to be charged to expense as incurred.  The new standards were effective for us October 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

We have recorded 100% of Epoch’s results of operations since February 27, 2009 in our Consolidated Statement of Income.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Epoch had occurred on October 1, 2008:

Three Months Ended
December 31,
2008

Revenues	$66,997
Net loss	$(1,444)
Net loss per share:
Basic	$(0.06)
Diluted	$(0.06)

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been achieved if the acquisition had actually occurred as of the date indicated, or of those results that may be achieved in the future.  The unaudited pro forma consolidated results of operations include adjustments to net income to give effect to: expensing of IPR&D on October 1, 2008; amortization of intangible assets acquired; depreciation of property, plant and equipment acquired; and income taxes.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

On October 1, 2008, we adopted various accounting standards issued by the FASB for the fair value measurement of all financial assets and financial liabilities.  These standards established a common definition for fair value in generally accepted accounting principles, established a framework for measuring fair value and expanded disclosure about such fair value measurements.  These standards also clarified the application of fair value measurement in an inactive market and illustrated how an entity would determine fair value when the market for a financial asset is not active.  These standards allow measurement at fair value of eligible financial assets and financial liabilities that are not otherwise measured at fair value on an instrument-by-instrument basis (the “fair value option”).  We did not elect the fair value option for any financial assets or financial liabilities that were not previously required to be measured at fair value under other generally accepted accounting principles.  On October 1, 2009, we adopted the accounting provisions that relate to non-financial assets and non-financial liabilities.  We did not elect the fair value option for any non-financial assets or non-financial liabilities that were not previously required to be measured at fair value under other generally accepted accounting principles.  The adoption of these new provisions did not have a material impact on our results of operations, financial position or cash flows.

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

The following table presents assets that we measured at fair value on a recurring basis at December 31, 2009.  As permitted under the relevant standards, we have chosen to not measure any of our liabilities at fair value as we believe our liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$224,810	$-	$-	$224,810
Auction rate securities (ARS)	-	-	8,116	8,116
Total	$224,810	$-	$8,116	$232,926

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

We applied these new standards to the valuation of our investment in ARS at December 31, 2009.  Our ARS investments at December 31, 2009 consisted of two tax exempt municipal debt securities with a total par value of $8,350.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AAA.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.

Based on our fair value assessment, we determined that one ARS continues to be impaired as of December 31, 2009.  This security has a fair value of $3,166 (par value $3,400).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we first recorded in fiscal 2008.  In addition, we believe that this ARS is not permanently impaired because in the event of default by the municipality, the insurance provider would pay interest and principal following the original repayment schedule, and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the other ARS was not impaired as of December 31, 2009.  See Note 6 for more information on these investments.

4. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2009	2009

Raw materials	$17,901	$20,082
Work in process	2,880	3,080
Finished goods	23,189	21,778
Total	$43,970	$44,940

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $39,742 as of December 31, 2009, and $39,732 as of September 30, 2009.  The increase in goodwill was due to foreign exchange fluctuation of the New Taiwan Dollar related to Epoch.

Goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The recoverability of indefinite lived intangible assets is measured using the royalty savings method.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth within the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.  We completed our annual impairment test during our fourth quarter of fiscal 2009 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended December 31, 2009, so we did not perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.

The components of other intangible assets are as follows:

	December 31, 2009		September 30, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,136	$2,211	$8,135	$1,978
Acquired patents and licenses	8,115	5,902	8,000	5,825
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	11,290	2,356	11,287	2,068

Total other intangible assets subject to amortization	30,091	13,019	29,972	12,421

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$31,281	$13,019	$31,162	$12,421

*       Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $594 and $678 for the three months ended December 31, 2009 and 2008, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2010	$ 1,797
2011	2,388
2012	2,388
2013	2,388
2014	2,347

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	December 31,	September 30,
	2009	2009

Long-term investments	$8,116	$8,116
Other long-term assets	934	968
Total	$9,050	$9,084

As discussed in Note 3 of this Form 10-Q, our two ARS that we owned as of December 31, 2009 are classified as long-term investments.  The securities are credit enhanced with bond insurance to a AAA credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we had recognized as of September 30, 2009.  We assessed the impairment and determined that the impairment was temporary as it was related to the illiquid ARS market rather than credit risk.  In addition, we continue to believe this decline in fair value is temporary based on the nature of the underlying debt, the presence of bond insurance, our expectation that the issuer may refinance its debt, the fact that all interest payments have been received, and our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31,	September 30,
	2009	2009

Accrued compensation	$9,842	$8,462
Goods and services received, not yet invoiced	3,479	2,806
Warranty accrual	315	360
Taxes, other than income taxes	1,741	1,175
Income taxes payable	1,491	-
Acquisition related	6,600	6,600
Other	2,611	3,741
Total	$26,079	$23,144

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

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At December 31, 2009, we had one forward foreign exchange contract to sell Japanese Yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2009	Fair Value at September 30, 2009	Fair Value at December 31, 2009	Fair Value at September 30, 2009
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$765	$-	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$-	$242

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three months ended December 31:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended
	Statement of Income (Loss) Location	December 31, 2009	December 31, 2008
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income, net	$490	$(3,710)

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. CONTINGENCIES

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  On January 27, 2009, we filed a motion for summary judgment on DA Nano’s infringement of certain of the patents at issue in the suit, and on that same date, DA Nano filed a motion for summary judgment on non-infringement and invalidity of certain of the patents at issue in the suit. On November 16, 2009, the District Court issued its ruling on all of these respective summary judgment motions.  In its summary judgment ruling, the District Court denied a motion filed by DA Nano for summary judgment of invalidity of three of our patents at issue in the case, which are fundamental patents in the field of tungsten CMP.  The District Court also denied DA Nano’s motion for summary judgment of non-infringement of these patents.  In addition, the District Court denied DA Nano’s motion for summary judgment of non-infringement of another one of our patents at issue in the suit that is considered to be a foundational CMP patent.  The District Court also denied Cabot Microelectronics’ motion for summary judgment of infringement of the tungsten patents, stating that despite the weight of the record on DA Nano’s infringement, summary judgment is not the forum to decide issues of fact that remain.  We believe that the summary judgment ruling supports our position on the merits of the case with regard to the evidence of DA Nano’s infringement of our tungsten patents and the lack of evidence of invalidity of these patents.  Although no trial date has yet been set, the parties submitted pretrial filings on January 15, 2010, and as a result of this and the ruling on the summary judgment motions, we now expect the case to proceed in a timely manner, with trial possibly scheduled for the first half of calendar 2010.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims and defenses in the pending action are meritorious, and we intend to continue to pursue and defend them vigorously.

Refer to Note 17 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2009, for additional information regarding commitments and contingencies.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first three months of fiscal 2010 as follows:

Balance as of September 30, 2009	$360
Reserve for product warranty during the reporting period	274
Settlement of warranty	(319)
Balance as of December 31, 2009	$315

10. SHARE-BASED COMPENSATION PLANS
We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (“2000 Equity Incentive Plan”); our Cabot Microelectronics Corporation Employee Stock Purchase Plan (ESPP), which was amended to become the Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010, and, pursuant to our 2000 Equity Incentive Plan, our Directors’ Deferred Compensation Plan, as amended September 23, 2008 and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2009.  In conjunction with certain cost reduction initiatives we implemented in the second quarter of fiscal 2009, the ESPP was amended as of January 19, 2009 to suspend the 15% discount from the fair market value of our stock that employees previously received on their ESPP purchases.  Pursuant to the amended ESPP, effective with the six-month period beginning January 1, 2009, the ESPP shares were purchased at a price equal to the lower of the closing price at the beginning or end of each semi-annual offering period.  In light of improved economic and industry conditions, the ESPP was amended again as of January 1, 2010 to reinstate the 15% discount effective January 1, 2010.

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

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Share-based compensation expense for the three months ended December 31, 2009, and 2008, was as follows:

	Three Months Ended
	December 31,
Income statement classifications:	2009	2008

Cost of goods sold	$248	$346
Research, development and technical	242	388
Selling and marketing	301	419
General and administrative	2,520	3,081
Total share-based compensation expense	3,311	4,234
Tax benefit	1,179	1,513
Total share-based compensation expense, net of tax	$2,132	$2,721

For additional information regarding the estimation of fair value, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2009.

11. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended
	December 31,
	2009	2008

Interest income	$44	$734
Interest expense	(71)	(101)
Other income (expense)	88	243
Total other income, net	$61	$876

The decrease in interest income during the three months ended December 31, 2009 was primarily due to lower interest rates earned on our cash balances compared to the same period in fiscal 2009.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

12. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended
	December 31,
	2009	2008

Net income	$13,124	$116
Other comprehensive income:
Foreign currency translation adjustment	(1,334)	5,450
Minimum pension liability adjustment	7	1
Total comprehensive income	$11,797	$5,567

The foreign currency translation adjustments during the three months ended December 31, 2009 and 2008 resulted primarily from the changes in the exchange rates of the U.S. dollar relative to the Japanese Yen.

13. INCOME TAXES

Our effective income tax rate was 35.4% for the three months ended December 31, 2009 compared to an effective income tax rate of 31.4% for the three months ended December 31, 2008.  The increase in the effective tax rate during the first quarter of fiscal 2010 is primarily due to the expiration of the research and experimentation tax credit as of December 31, 2009 and a decrease in tax-exempt interest income, partially offset by a reduction in tax expense related to share-based compensation.  There were no material changes to our liability for uncertain tax positions during the three months ended December 31, 2009.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

14. EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	December 31,
	2009	2008
Numerator:
Earnings available to common shares	$13,124	$116

Denominator:
Weighted average common shares	23,167,213	23,019,620
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	126,677	6,469
Diluted weighted average common shares	23,293,890	23,026,089
(Denominator for diluted calculation)

Earnings per share:
Basic	$0.57	$0.01

Diluted	$0.56	$0.01

For the three months ended December 31, 2009 and 2008, approximately 2.7 million and 4.1 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

15. NEW ACCOUNTING PRONOUNCEMENTS

On October 1, 2009, we adopted new accounting standards for the accounting and reporting of minority equity interests in subsidiaries.  Minority interests are characterized as noncontrolling interests and are reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change of control are accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest is included in consolidated net income on the face of the statement of income and, upon loss of control, the interest sold, as well as any interest retained, is recorded at fair value with any gain or loss recognized in earnings.  The new standards apply prospectively, except for the presentation and disclosure requirements, which apply retrospectively.  The adoption of these standards had no effect on our results of operations, financial position or cash flows as we currently have no minority interests in any of our subsidiaries.

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

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (ASU 2009-13), a consensus of the FASB Emerging Issues Task Force.  The guidance in ASU 2009-13 modifies the fair value requirements regarding the recognition of revenue under multiple element arrangements by allowing the use of the best estimate of selling price in addition to vendor-specific objective evidence (VSOE) and third-party evidence (TPE) for determining the selling price of a deliverable.  A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined.  In addition, the residual method of allocating arrangement consideration is no longer permitted.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010.  We are currently assessing the potential impact that the adoption of this new standards update will have on our results of operations, financial position or cash flows.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14), a consensus of the FASB Emerging Issues Task Force.  The guidance in ASU 2009-14 modifies the existing accounting rules regarding the recognition of revenue from the sale of software to exclude: (a) non-software components of tangible products; and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.  ASU 2009-14 is effective prospectively for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010.  We are currently assessing the potential impact that the adoption of this new standards update will have on our results of operations, financial position or cash flows.

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

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2009, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2010 OVERVIEW

The global economic recession had a significant impact on our business in the first half of fiscal 2009 as semiconductor customers reduced their production and, as a result, demand for our CMP consumables products dramatically decreased.  We believe a combination of improved underlying demand and semiconductor inventory replenishment positively impacted demand for our products in the second half of fiscal 2009 as our revenues improved significantly, and this positive impact continued in the first quarter of fiscal 2010.  We believe that current semiconductor inventories are at relatively low levels, and we have seen stability across the foundry, logic and memory segments of the semiconductor industry.  Further, we expect that the positive trends will continue into calendar 2010 based on reported forecasts from our customers.  We also continue to see the positive impact on our business of our fiscal 2009 acquisition of Epoch Material Co., Ltd. (Epoch) and continued growth in our polishing pad business.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including: the pace, timing and sustainability of the ongoing economic recovery; the cyclical nature of the semiconductor industry; the short order to delivery time for our products and the associated lack of visibility to future customer orders; quarter to quarter changes in customer orders regardless of industry strength; and potential future acquisitions by us.

Revenue for our first quarter of fiscal 2010 was $97.7 million, which represented an increase of 55.0%, or $34.7 million, from the first quarter of fiscal 2009 and an increase of 1.2%, or $1.2 million, from the previous fiscal quarter.  The increase in revenue from the first quarter of fiscal 2009 was primarily due to increased sales volume due to improved economic and semiconductor industry conditions as well as contributions from Epoch.  The increase in revenue from our prior fiscal quarter was primarily due to increased demand from memory device manufacturers.  We may experience a slight decrease in revenue during our second quarter of fiscal 2010 based on typical seasonal patterns for the semiconductor industry and for our Company.

Index

Gross profit expressed as a percentage of revenue for our first quarter of fiscal 2010 was 51.6%.  Our gross profit percentage increased from 45.6% reported in the first quarter of fiscal 2009 and from 48.4% in our prior fiscal quarter.  The increase in gross profit percentage from the first quarter of fiscal 2009 was primarily due to the significant increase in sales volume and the related benefits of increased utilization of our manufacturing capacity.  The increase in gross profit percentage from the prior fiscal quarter was primarily due to a higher-valued product mix and the positive effect of a $1.6 million raw material supplier credit related to the Company achieving a certain volume threshold.  We believe there have been two structural changes that have positively impacted our gross profit percentage: 1) our acquisition of the Epoch business and the related logistics, purchasing and other synergies we have achieved; and 2) the continued increase in the volume of pad sales and the related improvement in the manufacturing yields on pads.  In past fiscal years, we had provided full year gross profit margin guidance in the range of 46% to 48%.  We suspended this guidance in April 2009 due to the uncertainty in the global economic and industry environments caused by the economic recession.  In light of the stabilizing industry environment and resulting increased visibility, we are providing gross profit percentage guidance in the range of 46% to 50% for the full fiscal year 2010.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this new guidance range.

Operating expenses were $30.1 million in our first quarter of fiscal 2010, compared to $29.4 million in the first quarter of fiscal 2009 and $28.0 million in the previous fiscal quarter.  The increase in operating expenses from both the comparable quarter of fiscal 2009 and from the prior fiscal quarter was primarily due to increased staffing-related costs, including costs associated with our annual incentive bonus program.  We continue to expect full year fiscal 2010 operating expenses to be in the range of $120 million to $125 million, which will include a full year of Epoch expenses, the reestablishment of certain employee benefits and the relaxation of certain other temporary cost saving initiatives we implemented in fiscal 2009.

Diluted earnings per share for our first fiscal quarter was $0.56, an increase from diluted earnings per share of $0.01 reported in the first quarter of fiscal 2009 and the $0.52 reported in the previous fiscal quarter as a result of the factors discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2009.  We believe there have been no material changes in our critical accounting estimates during the first three months of fiscal 2010.  See Notes 3, 8 and 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009, VERSUS THREE MONTHS ENDED DECEMBER 31, 2008

REVENUE

Revenue was $97.7 million for the three months ended December 31, 2009, which represented a 55.0%, or $34.7 million, increase from the three months ended December 31, 2008.  The increase in revenue was driven by a $35.4 million increase in sales volume (including $5.5 million in sales of Epoch products) and a $2.5 million revenue increase due to the effect of foreign exchange rate changes, primarily related to the Japanese Yen.  These increases were partially offset by a decrease in revenue of $3.1 million due to a lower weighted average selling price of for our CMP slurries.  We experienced significant demand increases across all product lines.  We believe the semiconductor industry is demonstrating stability across the foundry, logic and memory segments and we expect that the positive trends will continue into calendar 2010.  However, revenue in the second quarter of fiscal 2010 may decrease slightly from the first quarter of fiscal 2010 based on typical seasonal patterns for the semiconductor industry and for our Company.

Index

COST OF GOODS SOLD

Total cost of goods sold was $47.3 million for the three months ended December 31, 2009, which represented an increase of 37.8%, or $13.0 million, from the three months ended December 31, 2008.  The increase in cost of goods sold was primarily due to $15.2 million from increased sales volume due to the increased demand for our products associated with the economic and industry recovery, a $1.9 million increase due to the effect of foreign exchange rate changes, primarily related to the Japanese Yen, and a $1.1 million increase due to certain production variances, partially offset by a $5.2 million decrease in cost of goods sold due to higher utilization of our manufacturing capacity on the increased sales volume.

Fumed metal oxides, such as fumed silica and fumed alumina, are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see “Tabular Disclosure of Contractual Obligations” in this Quarterly Report on Form 10-Q as well as in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties.  Future arrangements may result in costs which are different from those in the existing agreements.  In addition, a number of factors could impact the future cost of raw materials, packaging, freight and labor.  We also expect to continue to invest in our operations excellence initiative to improve product quality, reduce variability and improve product yields in our manufacturing process.

GROSS PROFIT

Our gross profit as a percentage of revenue was 51.6% for the three months ended December 31, 2009, as compared to 45.6% for the three months ended December 31, 2008.  The increase in gross profit as a percentage of revenue was primarily due to the significant increase in sales volume and the related increased utilization of our manufacturing capacity, partially offset by a slight decrease in the weighted average selling price of our CMP slurries.  Our gross profit percentage in the first quarter of 2010 was positively impacted by a $1.6 million raw material supplier credit related to the Company achieving a certain volume threshold.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $12.6 million for the three months ended December 31, 2009, which represented an increase of 3.9%, or $0.5 million, from the three months ended December 31, 2008.  The increase was primarily due to $0.6 million in higher staffing-related costs.

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

SELLING AND MARKETING

Selling and marketing expenses were $6.3 million for the three months ended December 31, 2009, which represented an increase of 5.8%, or $0.3 million, from the three months ended December 31, 2008.  The increase was primarily due to $0.3 million in higher staffing-related costs and $0.3 million in higher depreciation expense, partially offset by a $0.1 million decrease in professional fees and $0.2 million in other miscellaneous expenses.

Index

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $11.2 million for the three months ended December 31, 2009, which represented a decrease of 0.7%, or $0.1 million, from the three months ended December 31, 2008.  The decrease was primarily due to a $1.0 million decrease in professional fees, including costs to enforce our intellectual property, partially offset by $0.6 million in higher staffing-related costs, primarily related to our annual incentive bonus program, and $0.1 million in higher information technology expenses.

OTHER INCOME, NET

Other income was $0.1 million for the three months ended December 31, 2009 compared to $0.9 million during the three months ended December 31, 2008.  The decrease in other income was primarily due to a decrease in interest income due to lower interest rates earned on our cash balances compared to the same period in fiscal 2009.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 35.4% for the three months ended December 31, 2009 compared to a 31.4% effective income tax rate for the three months ended December 31, 2008.  The increase in the effective tax rate during the first quarter of fiscal 2010 is primarily due to the expiration of the research and experimentation tax credit as of December 31, 2009 and a decrease in tax-exempt interest income, partially offset by a reduction in tax expense related to share-based compensation.

NET INCOME

Net income was $13.1 million for the three months ended December 31, 2009 compared to $0.1 million during the three months ended December 31, 2008.  The significant increase in net income was a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We generated $27.2 million in cash flows from operating activities in the first three months of fiscal 2010, compared to using $2.6 million in cash from operating activities in the first three months of fiscal 2009.  Our cash provided by operating activities in the first three months of fiscal 2010 originated from $13.1 million in net income, $10.1 million in non-cash items and a $4.0 million increase in cash flow due to a net decrease in working capital.  The increase in cash from operations compared to the first three months of fiscal 2009 was primarily due to increased net income in the period, the timing of accounts payable and accrued liability payments, including the payment made in the first quarter of fiscal 2009 for our annual incentive bonus related to fiscal 2008, and changes in accounts receivable and inventory balances due to the significant increase in sales in fiscal 2010.

In the first three months of fiscal 2010, cash flows used in investing activities were $0.9 million, representing $0.8 million in purchases of property, plant and equipment and $0.1 million in other investing activities.  In the first three months of fiscal 2009, cash flows used in investing activities were $2.3 million, representing purchases of property, plant and equipment.  We estimate that our total capital expenditures in fiscal 2010 will be approximately $13 million.

Index

In the first three months of fiscal 2010, cash flows used in financing activities were $1.0 million, representing $0.8 million in repurchases of common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) for shares withheld from employees and purchased by the Company to cover payroll taxes on the vesting of restricted stock granted under the EIP and $0.3 million in principal payments under capital lease obligations, partially offset by $0.1 million received from the issuance of common stock under our EIP.  In the first three months of fiscal 2009, cash flows used in financing activities were $0.4 million, representing $0.3 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld to cover payroll taxes on the vesting of restricted stock granted under the EIP and $0.3 million in principal payments under capital lease obligations, partially offset by $0.2 million received from the issuance of common stock under our EIP.

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Share repurchases are made from time to time, depending on market conditions, at management’s discretion.  No shares were repurchased under this program during the first three months of fiscal 2010 or fiscal 2009.  As of December 31, 2009, we have $50.0 million remaining on this share repurchase program.  We fund share purchases under this program from our available cash balance.

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2009, and September 30, 2009, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Purchase obligations	$37.6	$35.9	$0.6	$0.3	$0.8
Acquisition related	6.6	6.6	-	-	-
Capital lease obligations	2.2	1.2	1.0	-	-
Operating leases	6.1	2.3	2.7	0.7	0.4
Other long-term liabilities	3.6	-	-	-	3.6
Total contractual obligations	$56.1	$46.0	$4.3	$1.0	$4.8

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

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, we completed the first closing of the acquisition of Epoch during the second quarter of fiscal 2009.  Under the share purchase agreement, we paid $59.4 million to obtain 90% of Epoch’s stock.  We expect to pay an additional $6.6 million to Eternal on the second closing date to purchase the remaining 10% ownership interest, in August 2010, and we have placed the $6.6 million in an escrow account for this purpose to be held until then.  The escrow account is recorded as short-term restricted cash at December 31, 2009 and is included with prepaid expenses and other current assets on our Consolidated Balance Sheet.  During this interim period, Eternal will continue to hold the remaining 10% ownership interest in Epoch; however, Eternal has waived rights to any interest in Epoch earnings during the interim period, including any associated dividends.  Consequently, we have recorded a $6.6 million current liability on our Consolidated Balance Sheet at December 31, 2009 in accrued expenses and other current liabilities rather than recording a noncontrolling interest in Epoch.

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2009, for additional information regarding our contractual obligations.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese Yen and the New Taiwan Dollar and, to a lesser extent, the British Pound and the Euro.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  During the three months ended December 31, 2009, we recorded $1.3 million in currency translation losses, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These losses primarily relate to the general strengthening of the U.S. dollar relative to the Japanese Yen.  Approximately 24% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is limited.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of December 31, 2009, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At December 31, 2009, we owned two auction rate securities (ARS) with a total estimated fair value of $8.1 million ($8.3 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 3 and 7 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

We acquired Epoch Material Co., Ltd. (Epoch) in a business combination on February 27, 2009, midway through our fiscal year 2009.  Subsequent to the acquisition, we applied certain corporate-level controls to elements of Epoch’s internal control over financial reporting.  Management has excluded from its assessment of internal control over financial reporting those elements that were not subject to our internal controls.  For additional information, refer to Item 9A, “Controls and Procedures”, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  We will report on our assessment of our combined operations within one year, as permitted by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  On January 27, 2009, we filed a motion for summary judgment on DA Nano’s infringement of certain of the patents at issue in the suit, and on that same date, DA Nano filed a motion for summary judgment on non-infringement and invalidity of certain of the patents at issue in the suit. On November 16, 2009, the District Court issued its ruling on all of these respective summary judgment motions.  In its summary judgment ruling, the District Court denied a motion filed by DA Nano for summary judgment of invalidity of three of our patents at issue in the case, which are fundamental patents in the field of tungsten CMP.  The District Court also denied DA Nano’s motion for summary judgment of non-infringement of these patents.  In addition, the District Court denied DA Nano’s motion for summary judgment of non-infringement of another one of our patents at issue in the suit that is considered to be a foundational CMP patent.  The District Court also denied Cabot Microelectronics’ motion for summary judgment of infringement of the tungsten patents, stating that despite the weight of the record on DA Nano’s infringement, summary judgment is not the forum to decide issues of fact that remain.  We believe that the summary judgment ruling supports our position on the merits of the case with regard to the evidence of DA Nano’s infringement of our tungsten patents and the lack of evidence of invalidity of these patents.  Although no trial date has yet been set, the parties submitted pretrial filings on January 15, 2010, and as a result of this and the ruling on the summary judgment motions, we now expect the case to proceed in a timely manner, with trial possibly scheduled for the first half of calendar 2010.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims and defenses in the pending action are meritorious, and we intend to continue to pursue and defend them vigorously.

Index

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid decreases or increases in product demand, excess or low customer inventories, and rapid swings in prices of semiconductor devices.  In the first half of fiscal 2009, our business was significantly impacted by the global economic recession.  We first began to see significant adverse effects of this in our fourth quarter of fiscal 2008 as the reduction in end user demand for IC devices caused semiconductor manufacturers to reduce their production, which reduced the demand for our CMP consumables products.  Weakness in the U.S. and global economy and stress in the financial markets caused a significant decrease in demand for our products during the first half of fiscal 2009, and our revenue decreased dramatically from revenue earned in the first half of fiscal 2008.  Although demand for our products increased significantly during the second half of fiscal 2009 and this strength in demand continued during the first quarter of fiscal 2010, it is uncertain if this increase in demand will continue into the future.  If the global economic recovery falters and conditions begin to deteriorate again, we could experience material adverse impacts on our results of operations and financial condition.

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

Some additional factors that affect demand for our products include customers’ production of logic versus memory devices, customers’ specific integration schemes, share gains and losses and pricing changes by us and our competitors.

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF CMP SLURRIES AND PADS

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  Our business in CMP pads is also developing and growing.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership of materials consumed in their manufacturing processes, including CMP slurries and pads.  We expect these technological changes and advances, and this drive toward lower costs, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers’ efforts to reduce consumption of CMP slurries and pads and possibly reuse or recycle slurries, could render our products less important to the IC device manufacturing process.

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

During the three months ended December 31, 2009 and 2008, our five largest customers accounted for approximately 46% and 38% of our revenue; respectively.  Taiwan Semiconductor Manufacturing Company (TSMC) was our largest customer during each of these periods, accounting for approximately 18% and 15% of our revenue for the three months ended December 31, 2009 and 2008, respectively.  During the full year fiscal 2009, our five largest customers accounted for approximately 42% of our revenue; with TSMC accounting for approximately 17% of our revenue.

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

Index

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86% and 84% of our revenue was generated by sales to customers outside of the United States for the three months ended December 31, 2009, and the fiscal year ended September 30, 2009, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

Index

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the current litigation between us and DuPont Air Products Nanomaterials described in “Legal Proceedings” in this Quarterly Report on Form 10-Q, could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

WE MAY NOT BE ABLE TO MONETIZE OUR INVESTMENTS IN AUCTION RATE SECURITIES IN THE SHORT TERM AND WE COULD EXPERIENCE A DECLINE IN THEIR MARKET VALUE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We owned auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) at December 31, 2009, which were classified as Other Long-Term Assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not lessen, if issuers of our ARS are unable to refinance the underlying securities, if issuers are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2009	-	-	-	$50,003
Nov. 1 through Nov. 30, 2009	6,612	$30.59	-	$50,003
Dec. 1 through Dec. 31, 2009	17,603	$31.13	-	$50,003
Total	24,215	$30.99	-	$50,003

In January 2008, we announced that the Board of Directors had authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.   The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  No shares were repurchased under this program during the fiscal quarter ended December 31, 2009.

Separate from this share repurchase program, the shares purchased during the first quarter of fiscal 2010 were purchased pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan as shares withheld from award recipients and purchased by the Company to cover payroll taxes on the vesting of shares of restricted stock granted under the Equity Incentive Plan.

Index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.15	Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010.

10.22	Cabot Microelectronics Corporation 401(k) Plan, as amended.

10.57	Adoption Agreement, as amended January 1, 2010, of Cabot Microelectronics Corporation 401(k) Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: February 8, 2010	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 8, 2010	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]