Form 10-Q
period 2010-03-31
CABOT MICROELECTRONICS CORP
filed 2010-05-07
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2010

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

As of April 30, 2010, the Company had 23,633,635 shares of Common Stock, par value $0.001 per share, outstanding.

Index

CABOT MICROELECTRONICS CORPORATION

Index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenue	$98,556	$45,399	$196,228	$108,416

Cost of goods sold	49,091	32,689	96,355	67,000

Gross profit	49,465	12,710	99,873	41,416

Operating expenses:
Research, development and technical	12,908	12,621	25,489	24,735
Selling and marketing	6,530	5,261	12,852	11,234
General and administrative	12,699	10,590	23,944	21,916
Purchased in-process research and development	-	1,500	-	1,500
Total operating expenses	32,137	29,972	62,285	59,385

Operating income (loss)	17,328	(17,262)	37,588	(17,969)

Other income (expense), net	(440)	477	(379)	1,353
Income (loss) before income taxes	16,888	(16,785)	37,209	(16,616)

Provision (benefit) for income taxes	5,941	(6,672)	13,138	(6,619)

Net income (loss)	$10,947	$(10,113)	$24,071	$(9,997)

Basic earnings (loss) per share	$0.47	$(0.44)	$1.04	$(0.43)

Weighted average basic shares outstanding	23,263	23,107	23,205	23,053

Diluted earnings (loss) per share	$0.47	$(0.44)	$1.03	$(0.43)

Weighted average diluted shares outstanding	23,485	23,107	23,367	23,053

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$241,715	$199,952
Accounts receivable, less allowance for doubtful accounts of $1,145 at March 31, 2010, and $1,277 at September 30, 2009	54,828	53,538
Inventories	47,323	44,940
Prepaid expenses and other current assets	14,959	14,428
Deferred income taxes	3,907	3,994
Total current assets	362,732	316,852

Property, plant and equipment, net	115,480	122,782
Goodwill	39,994	39,732
Other intangible assets, net	17,747	18,741
Deferred income taxes	8,963	7,953
Other long-term assets	8,903	9,084
Total assets	$553,819	$515,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,538	$15,182
Capital lease obligations	1,252	1,210
Accrued expenses and other current liabilities	31,028	23,144
Total current liabilities	48,818	39,536

Capital lease obligations	671	1,308
Other long-term liabilities	3,711	3,571
Total liabilities	53,200	44,415

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 26,321,880 shares at March 31, 2010, and 26,143,116 shares at September 30, 2009	26	26
Capital in excess of par value of common stock	220,817	213,031
Retained earnings	358,380	334,309
Accumulated other comprehensive income	12,474	13,690
Treasury stock at cost, 2,722,449 shares at March 31, 2010, and 2,698,234 shares at September 30, 2009	(91,078)	(90,327)
Total stockholders’ equity	500,619	470,729

Total liabilities and stockholders’ equity	$553,819	$515,144

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$24,071	$(9,997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,642	12,268
Share-based compensation expense	6,395	7,130
Deferred income tax benefit	(249)	(2,481)
Provision for doubtful accounts	(117)	816
Non-cash foreign exchange (gain) loss	1,127	(2,174)
Loss on disposal of property, plant and equipment	68	88
Impairment of property, plant and equipment	-	1,243
Purchased in-process research and development	-	1,500
Other	27	1,130
Changes in operating assets and liabilities:
Accounts receivable	(2,285)	14,805
Inventories	(3,161)	(1,593)
Prepaid expenses and other assets	(537)	(3,891)
Accounts payable	1,232	(6,081)
Accrued expenses, income taxes payable and other liabilities	8,408	(11,140)
Net cash provided by operating activities	47,621	1,623

Cash flows from investing activities:
Additions to property, plant and equipment	(5,338)	(4,652)
Acquisition of business, net of cash acquired	-	(60,491)
Purchase of patents	(115)	-
Proceeds from the sale of investments	50	50
Net cash used in investing activities	(5,403)	(65,093)

Cash flows from financing activities:
Repurchases of common stock	(751)	(334)
Net proceeds from issuance of stock	1,391	1,091
Principal payments under capital lease obligations	(595)	(555)
Net cash provided by financing activities	45	202

Effect of exchange rate changes on cash	(500)	772
Increase (decrease) in cash and cash equivalents	41,763	(62,496)
Cash and cash equivalents at beginning of period	199,952	221,467
Cash and cash equivalents at end of period	$241,715	$158,971

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$790	$562
Issuance of restricted stock	4,985	4,209

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of March 31, 2010, cash flows for the six months ended March 31, 2010, and March 31, 2009, and results of operations for the three and six months ended March 31, 2010, and March 31, 2009.  The results of operations for the three and six months ended March 31, 2010 may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2010.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2009.  We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP consumables.  Certain reclassifications of prior fiscal year amounts have been made to conform to the current period presentation.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of March 31, 2010.

2. BUSINESS COMBINATION

On February 27, 2009, we completed the acquisition of Epoch Material Co., Ltd. (Epoch), which previously was a consolidated subsidiary of Eternal Chemical Co., Ltd. (Eternal).  Epoch is a Taiwan-based company specializing in the development, manufacture and sale of copper CMP slurries and CMP cleaning solutions to the semiconductor industry, and color filter slurries to the liquid crystal display (LCD) industry.  We paid $59,391 to obtain 90% of Epoch’s stock, plus $728 of transaction costs, from our available cash balance.  We expect to pay an additional $6,600 to Eternal in August 2010 to acquire the remaining 10% of Epoch’s stock and we have placed $6,600 in an escrow account in Taiwan to be held for this purpose until the payment date.  The escrow account is recorded as current restricted cash at March 31, 2010 and is included with prepaid expenses and other current assets on our Consolidated Balance Sheet.  During this interim period, Eternal continues to hold the remaining 10% ownership interest in Epoch.  However, Eternal has waived rights to any interest in the earnings of Epoch during the interim period, including any associated dividends.  Consequently, we have recorded a $6,600 current liability in accrued expenses and other current liabilities on our Consolidated Balance Sheet at March 31, 2010, rather than recording a noncontrolling interest in Epoch.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Epoch had occurred on October 1, 2008:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2009	2009

Revenues	$46,168	$113,164
Net loss	$(9,473)	$(10,917)
Net loss per share:
Basic	$(0.41)	$(0.47)
Diluted	$(0.41)	$(0.47)

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

The following table presents assets that we measured at fair value on a recurring basis at March 31, 2010.  As permitted under the relevant standards, we have chosen to not measure any of our liabilities at fair value as we believe our liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$241,715	$-	$-	$241,715
Auction rate securities (ARS)	-	-	8,066	8,066
Total	$241,715	$-	$8,066	$249,781

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

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Effective April 1, 2009, we adopted accounting standards issued by the FASB regarding the classification and valuation of financial instruments, including the recognition and presentation of other-than-temporary impairments for investment securities we own and the determination of fair value of financial instruments when the volume of trading activity significantly decreases.  A debt security is considered to be impaired when the fair value of the debt security is less than its amortized cost at the balance sheet date.  An other-than-temporary impairment must be recorded when a credit loss exists; that is when the present value of the expected cash flows from a debt security is less than the amortized cost basis of the security.  An impairment is considered to be other-than-temporary when: 1) an entity intends to sell a debt security that is impaired; 2) when it is more likely than not that an entity will be required to sell the security before the recovery of its amortized cost basis; or 3) when a credit loss exists.  An entity must recognize an impairment related to any of the three of these circumstances currently in earnings.

We applied these new standards to the valuation of our investment in ARS as of March 31, 2010.  Our ARS investments at March 31, 2010 consisted of two tax exempt municipal debt securities with a total par value of $8,300.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AAA.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.

Based on our fair value assessment, we determined that one ARS continues to be impaired as of March 31, 2010.  This security has a fair value of $3,116 (par value $3,350).  We assessed the impairment in accordance with applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we first recorded in fiscal 2008.  We believe that this ARS is not permanently impaired because in the event of default by the municipality, we expect the insurance provider would pay interest and principal following the original repayment schedule, we were able to successfully monetize at par value $50 of this security during our fiscal quarter ended March 31, 2010, and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the other ARS was not impaired as of March 31, 2010.  See Note 6 for more information on these investments.

4. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2010	2009

Raw materials	$20,061	$20,082
Work in process	3,326	3,080
Finished goods	23,936	21,778
Total	$47,323	$44,940

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $39,994 as of March 31, 2010, and $39,732 as of September 30, 2009.  The increase in goodwill was due to foreign exchange fluctuation of the New Taiwan Dollar related goodwill associated with the Epoch acquisition.

Goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The recoverability of indefinite lived intangible assets is measured using the royalty savings method.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth within the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis, or an interim impairment analysis, that impact these assumptions may result in future impairment charges.  We completed our annual impairment test during our fourth quarter of fiscal 2009 and concluded that no impairment existed.  There were no indicators of potential impairment during the six months ended March 31, 2010, so we did not perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill of any of our reporting units.

The components of other intangible assets are as follows:

	March 31, 2010		September 30, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,157	$2,447	$8,135	$1,978
Acquired patents and licenses	8,115	5,980	8,000	5,825
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	11,366	2,654	11,287	2,068
Total other intangible assets subject to amortization	30,188	13,631	29,972	12,421

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$31,378	$13,631	$31,162	$12,421

*       Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $599 and $1,193 for the three and six months ended March 31, 2010, respectively.  Amortization expense on our other intangible assets was $661 and $1,339 for the three and six months ended March 31, 2009, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2010	$1,204
2011	2,400
2012	2,400
2013	2,400
2014	2,359

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	March 31,	September 30,
	2010	2009

Long-term investments	$8,066	$8,116
Other long-term assets	837	968
Total	$8,903	$9,084

As discussed in Note 3 of this Form 10-Q, the two ARS that we owned as of March 31, 2010 are classified as long-term investments.  The securities are credit enhanced with bond insurance to a AAA credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we had recognized as of September 30, 2009.  We assessed the impairment and determined that the impairment was temporary as it was related to the illiquid ARS market rather than to credit risk.  In addition, we continue to believe this decline in fair value is temporary based on the nature of the underlying debt, the presence of bond insurance, our expectation that the issuer may refinance its debt, the fact that all interest payments have been received, our successful monetization of $50 of this ARS during the quarter ended March 31, 2010, and our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	September 30,
	2010	2009

Accrued compensation	$15,532	$8,462
Goods and services received, not yet invoiced	3,703	2,806
Warranty accrual	342	360
Taxes, other than income taxes	1,762	1,175
Acquisition related	6,600	6,600
Other	3,089	3,741
Total	$31,028	$23,144

The increase in accrued compensation was primarily due to accruals for the annual incentive bonus program for fiscal 2010.

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

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At March 31, 2010, we had one forward foreign exchange contract to sell Japanese Yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2010	Fair Value at September 30, 2009	Fair Value at March 31, 2010	Fair Value at September 30, 2009
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$357	$-	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$-	$242

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three and six months ended March 31:

		Gain (Loss) Recognized in Statement of Income (Loss)
		Three Months Ended		Six Months Ended
	Statement of Income (Loss) Location	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(20)	$2,638	$470	$(1,073)

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. CONTINGENCIES

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  On January 27, 2009, we filed a motion for summary judgment on DA Nano’s infringement of certain of the patents at issue in the suit, and on that same date, DA Nano filed a motion for summary judgment on non-infringement and invalidity of certain of the patents at issue in the suit. On November 16, 2009, the District Court issued its ruling on all of these respective summary judgment motions.  In its summary judgment ruling, the District Court denied a motion filed by DA Nano for summary judgment of invalidity of three of our patents at issue in the case, which are fundamental patents in the field of tungsten CMP.  The District Court also denied DA Nano’s motion for summary judgment of non-infringement of these patents.  In addition, the District Court denied DA Nano’s motion for summary judgment of non-infringement of another one of our patents at issue in the suit that is considered to be a foundational CMP patent.  The District Court also denied Cabot Microelectronics’ motion for summary judgment of infringement of the tungsten patents, stating that despite the weight of the record on DA Nano’s infringement, summary judgment is not the forum to decide issues of fact that remain.  We believe that the summary judgment ruling supports our position on the merits of the case with regard to the evidence of DA Nano’s infringement of our tungsten patents and the lack of evidence of invalidity of these patents.  The parties submitted pretrial filings on January 15, 2010, and the trial date has been set for June 14, 2010.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims and defenses in the pending action are meritorious, and we intend to continue to pursue and defend them vigorously.

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

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first six months of fiscal 2010 as follows:

Balance as of September 30, 2009	$360
Reserve for product warranty during the reporting period	554
Settlement of warranty	(572)
Balance as of March 31, 2010	$342

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

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Share-based compensation expense for the three and six months ended March 31, 2010, and 2009, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Cost of goods sold	$235	$207	$483	$553
Research, development and technical	220	234	462	622
Selling and marketing	235	275	536	694
General and administrative	2,394	2,180	4,914	5,261
Total share-based compensation expense	3,084	2,896	6,395	7,130
Tax benefit	1,098	1,034	2,277	2,547
Total share-based compensation expense, net of tax	$1,986	$1,862	$4,118	$4,583

Our non-employee directors received their annual equity award in March 2010.  In conjunction with this award, the Board of Directors and respective committees of the Board approved non-material revisions to the terms of the relevant award agreements to provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the Cabot Microelectronics Corporation 2000 Equity Incentive Plan, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company’s bylaws.  Three of the Company’s non-employee directors had completed at least two full terms of service as of the date of the March 2010 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $442 of the awards to these three directors to share-based compensation expense in the fiscal quarter ended March 31, 2010 rather than recording that expense over the four-year vesting period stated in the award agreement.

For additional information regarding the estimation of fair value, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2009.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest income	$38	$156	$82	$890
Interest expense	(60)	(79)	(131)	(180)
Other income (expense)	(418)	400	(330)	643
Total other income (expense), net	$(440)	$477	$(379)	$1,353

The decrease in interest income during the three and six months ended March 31, 2010 was primarily due to lower interest rates earned on our balances of cash and investments compared to the same periods in fiscal 2009.  The decrease in other income (expense) during the three and six months ended March 31, 2010 was primarily due to changes in the exchange rates of the U.S. dollar relative to the Japanese Yen.

12. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income (loss)	$10,947	$(10,113)	$24,071	$(9,997)
Other comprehensive income:
Foreign currency translation adjustment	105	(1,536)	(1,229)	3,914
Minimum pension liability adjustment	6	26	13	27
Total comprehensive income (loss)	$11,058	$(11,623)	$22,855	$(6,056)

The foreign currency translation adjustments during the three and six months ended March 31, 2010 and 2009 resulted primarily from the changes in the exchange rates of the U.S. dollar relative to the Japanese Yen and to the New Taiwan Dollar.

13. INCOME TAXES

Our effective income tax rate was 35.2% and 35.3% for the three and six months ended March 31, 2010, respectively, compared to an effective income tax benefit rate of 39.7% and 39.8% for the three and six months ended March 31, 2009.  The change in the effective tax rate during fiscal 2010 is primarily due to the significant increase in taxable income as the Company was in a net income position as of March 31, 2010 compared to a net loss position as of March 31, 2009.  The effective tax rate also changed due to a decrease in tax-exempt interest income and the expiration of the research and experimentation credit effective December 31, 2009.  There were no material changes to our liability for uncertain tax positions during the three and six months ended March 31, 2010.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

14. EARNINGS (LOSS) PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Earnings (loss) available to common shares	$10,947	$(10,113)	$24,071	$(9,997)

Denominator:
Weighted average common shares	23,262,631	23,107,010	23,205,318	23,052,782
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	222,795	-	162,078	-
Diluted weighted average common shares	23,485,426	23,107,010	23,367,396	23,052,782
(Denominator for diluted calculation)

Earnings (loss) per share:

Basic	$0.47	$(0.44)	$1.04	$(0.43)

Diluted	$0.47	$(0.44)	$1.03	$(0.43)

For the three months ended March 31, 2010 and 2009, approximately 2.6 million and 4.0 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the six months ended March 31, 2010 and 2009, approximately 2.6 million and 4.0 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

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

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

In June 2009, the FASB issued new standards prescribing the information that a reporting entity must provide in its financial reports about the transfer of financial assets.  The new standards amend previous guidance by removing the concept of a qualifying special-purpose entity and removing the exception from applying the provisions of accounting for variable interest entities that are qualifying special-purpose entities.  The new standards are effective for transfers of financial assets occurring on or after January 1, 2010.  The adoption of these new standards did not have a material impact on our results of operations, financial position or cash flows.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  ASU 2010-06 provides amendments to the rules regarding the disclosure of fair value measurements and clarifies the language in certain existing disclosures.  New disclosures include a discussion of the transfers in and out of Level 1 and 2 measurements as well as a reconciliation of gross activity for Level 3 measurements.  ASU 2010-06 clarifies the disclosures an entity must make regarding inputs and valuation techniques used in fair value measurements.  The ASU also clarifies that an entity should provide fair value disclosures for each class of assets and liabilities.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the reconciliation of Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  The adoption of the provisions relating to Level 1 and Level 2 measurements did not have a material impact on our results of operations, financial position or cash flows.  We are currently assessing the potential impact that the adoption of the provisions related to Level 3 measurements will have on our results of operations, financial position or cash flows.

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

SECOND QUARTER OF FISCAL 2010 OVERVIEW

The improvement in economic and industry conditions that we began to see in our business during the second half of fiscal 2009 and the first quarter of fiscal 2010, following the severe global recession, continued during our second quarter of fiscal 2010.  Demand for our products grew modestly during the second fiscal quarter from the first fiscal quarter, although the second fiscal quarter has historically been seasonally soft for both the semiconductor industry and for our Company.  During the second quarter, a number of industry analysts increased their semiconductor revenue growth estimates for 2010 and demand appears stable across the foundry, logic and memory segments of the semiconductor industry.  At present, we believe these positive trends are likely to continue throughout calendar 2010 based on currently reported forecasts from our customers. We also continue to see the positive impact on our business of our fiscal 2009 acquisition of Epoch Material Co., Ltd. (Epoch) and continued growth in our polishing pad business.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including: the pace, timing and sustainability of the ongoing economic recovery; the cyclical nature of the semiconductor industry; the short order to delivery time for our products and the associated lack of visibility to future customer orders; quarter to quarter changes in customer orders regardless of industry strength; and potential future acquisitions by us.

Revenue for our second quarter of fiscal 2010 was $98.6 million, which represented an increase of 117.1%, or $53.2 million, from the second quarter of fiscal 2009 and an increase of 0.9%, or $0.9 million, from the previous fiscal quarter.  The increase in revenue from the second quarter of fiscal 2009 continues to reflect increased sales volume due to improved economic and semiconductor industry conditions as well as contributions from Epoch.  The increase in revenue from our prior fiscal quarter reflects generally strong demand for our products, particularly for our polishing pads.

Index

Gross profit for our second quarter of fiscal 2010 expressed as a percentage of revenue was 50.2% and was 50.9% on a year-to-date basis.  Our gross profit percentage increased from 28.0% reported in the second quarter of fiscal 2009 and decreased from 51.6% in our prior fiscal quarter.  The increase in gross profit percentage from the second quarter of fiscal 2009 was primarily due to the significant increase in sales volume due to considerable improvement in economic and industry conditions, and the related benefits of increased utilization of our manufacturing capacity.  The decrease in gross profit percentage from the prior fiscal quarter was primarily due to the absence of a $1.6 million raw material supplier credit recorded in the first quarter of fiscal 2010 related to our achievement of a certain volume threshold.  Our gross profit percentage reflects continued productivity gains within our manufacturing operations, the synergies we have achieved with our Epoch acquisition and the continued increase in the volume of pad sales and the related improvement in pad manufacturing yields.  We currently expect our gross profit percentage for fiscal 2010 to be in the upper end of our full year guidance range of 46% to 50%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this range.

Operating expenses were $32.1 million in our second quarter of fiscal 2010, compared to $30.0 million in the second quarter of fiscal 2009 and $30.1 million in the previous fiscal quarter.  The increase in operating expenses from both the comparable quarter of fiscal 2009 and from the prior fiscal quarter was primarily due to increased staffing-related costs, including costs associated with our annual incentive bonus program, the impact of salary increases that were effective January 1, 2010, and the reinstatement of certain employee benefits that were suspended during the economic downturn in fiscal 2009, as well as increased professional fees, including costs to enforce our intellectual property.  The increase in operating expenses from the second quarter of fiscal 2009 was partially offset by the absence of $3.6 million of specific, pre-tax expenses recorded in the second quarter of fiscal 2009, including a $1.5 million write-off of in-process research and development expenses related to our acquisition of Epoch, a $1.1 million impairment of certain research and development equipment, and a $1.0 million increase in our reserve for bad debt expense due to the impact of the global economic conditions on customer collections.  We currently expect full year fiscal 2010 operating expenses to be in the upper end of our guidance range of $120 million to $125 million.

Diluted earnings per share for our second fiscal quarter was $0.47, an increase from diluted loss per share of $0.44 reported in the second quarter of fiscal 2009 and a decrease from the diluted earnings per share of $0.56 reported in the previous fiscal quarter as a result of the factors discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2009.  We believe there have been no material changes in our critical accounting estimates during the first six months of fiscal 2010.  See Notes 3, 8 and 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010, VERSUS THREE MONTHS ENDED MARCH 31, 2009

REVENUE

Revenue was $98.6 million for the three months ended March 31, 2010, which represented a 117.1%, or $53.2 million, increase from the three months ended March 31, 2009.  The increase in revenue was driven by a $56.2 million increase in sales volume, including the benefit of the Epoch acquisition, partially offset by a decrease in revenue of $1.7 million due to a lower-priced product mix and $1.6 million due to a lower weighted average selling price for our CMP slurries.  We continue to have a positive outlook for semiconductor industry demand through the end of the 2010 calendar year.  Historically, the third and fourth quarters of our fiscal year benefit from seasonally strong demand.

COST OF GOODS SOLD

Total cost of goods sold was $49.1 million for the three months ended March 31, 2010, which represented an increase of 50.2%, or $16.4 million, from the three months ended March 31, 2009.  The increase in cost of goods sold was primarily due to $36.5 million from increased sales volume due to the increased demand for our products associated with the economic and industry recovery, and a $0.6 million increase due to the effect of foreign exchange rate changes, primarily related to the Japanese Yen.  These cost increases were partially offset by a $12.8 million benefit of a lower-cost product mix and an $8.4 million decrease in cost of goods sold due to higher utilization of our manufacturing capacity on the increased sales volume.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 50.2% for the three months ended March 31, 2010, as compared to 28.0% for the three months ended March 31, 2009.  The increase in gross profit as a percentage of revenue was primarily due to the significant increase in sales volume and the related increased utilization of our manufacturing capacity, as well as a higher-valued product mix, partially offset by increased fixed manufacturing costs.

Index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $12.9 million for the three months ended March 31, 2010, which represented an increase of 2.3%, or $0.3 million, from the three months ended March 31, 2009.  The increase was mainly due to $1.3 million in higher staffing-related costs, primarily related with our annual incentive bonus program, partially offset by the absence of a $1.1 million pre-tax impairment recorded on certain research and development equipment during the fiscal quarter ended March 31, 2009.

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

SELLING AND MARKETING

Selling and marketing expenses were $6.5 million for the three months ended March 31, 2010, which represented an increase of 24.1%, or $1.3 million, from the three months ended March 31, 2009.  The increase was primarily due to $0.7 million in higher staffing-related costs, including costs associated with our annual incentive bonus program, $0.3 million in higher travel-related expenses, and $0.2 million in higher depreciation expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $12.7 million for the three months ended March 31, 2010, which represented an increase of 19.9%, or $2.1 million, from the three months ended March 31, 2009.  The increase was mainly due to $2.5 million in higher staffing-related costs, including costs related to our annual incentive bonus program, the impact of salary increases that were effective January 1, 2010, and the reinstatement of certain employee benefits that were suspended during the economic downturn in fiscal 2009, as well as $0.6 million in higher professional fees, including costs to enforce our intellectual property, partially offset by $1.0 million in lower bad debt expense.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) expense was $1.5 million during the three months ended March 31, 2009, resulting from our acquisition of Epoch.

OTHER INCOME (EXPENSE), NET

Other expense was $0.4 million for the three months ended March 31, 2010 compared to other income of $0.5 million during the three months ended March 31, 2009.  The decrease in other income was primarily due to foreign exchange impacts on revenues and expenses, primarily related to changes in the exchange rate of the Japanese Yen, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements.

Index

PROVISION (BENEFIT) FOR INCOME TAXES

Our effective income tax rate was 35.2% for the three months ended March 31, 2010 compared to a 39.7% effective income tax benefit rate for the three months ended March 31, 2009.  The change in the effective tax rate during the second quarter of fiscal 2010 is primarily due to the significant increase in taxable income as the Company was in a net income position as of March 31, 2010 compared to a net loss position as of March 31, 2009.  The effective tax rate also changed due to a decrease in tax-exempt interest income and the expiration of the research and experimentation tax credit effective December 31, 2009.

NET INCOME (LOSS)

Net income was $10.9 million for the three months ended March 31, 2010 compared to a net loss of $10.1 million during the three months ended March 31, 2009.  The significant increase in net income was a result of the factors discussed above.

SIX MONTHS ENDED MARCH 31, 2010, VERSUS SIX MONTHS ENDED MARCH 31, 2009

REVENUE

Revenue was $196.2 million for the six months ended March 31, 2010, which represented an 81.0%, or $87.8 million, increase from the six months ended March 31, 2009.  The increase in revenue was driven by a $91.5 million increase in sales volume, including the benefit of the Epoch acquisition, and $2.8 million due to the effect of foreign exchange rate changes, partially offset by a decrease in revenue of $4.7 million due to a lower weighted average selling price for our CMP slurries and $1.8 million due to a lower-priced product mix.

COST OF GOODS SOLD

Total cost of goods sold was $96.4 million for the six months ended March 31, 2010, which represented an increase of 43.8%, or $29.4 million, from the six months ended March 31, 2009.  The increase in cost of goods sold was primarily due to $48.5 million from increased sales volume due to the increased demand for our products associated with the economic and industry recovery, and a $2.5 million increase due to the effect of foreign exchange rate changes, primarily related to the Japanese Yen.  These cost increases were partially offset by a $13.6 million decrease due to higher utilization of our manufacturing capacity on the increased sales volume, and an $8.8 million benefit of a lower-cost product mix.

GROSS PROFIT

Our gross profit as a percentage of revenue was 50.9% for the six months ended March 31, 2010, as compared to 38.2% for the six months ended March 31, 2009.  The increase in gross profit as a percentage of revenue was primarily due to the significant increase in sales volume and the related increased utilization of our manufacturing capacity, as well as a higher-valued product mix, partially offset by a slight decrease in the average weighted selling price of our CMP slurries and increased fixed manufacturing costs.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $25.5 million for the six months ended March 31, 2010, which represented an increase of 3.0%, or $0.8 million, from the six months ended March 31, 2009.  The increase was mainly due to $1.9 million in higher staffing-related costs, primarily related to our annual incentive bonus program, partially offset by the absence of a $1.2 million pre-tax impairment recorded on certain research and development equipment during the first six months of fiscal 2009.

Index

SELLING AND MARKETING

Selling and marketing expenses were $12.9 million for the six months ended March 31, 2010, which represented an increase of 14.4%, or $1.6 million, from the six months ended March 31, 2009.  The increase was primarily due to $0.9 million in higher staffing-related costs, $0.5 million in higher depreciation expense, and $0.3 million in higher travel-related expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $23.9 million for the six months ended March 31, 2010, which represented an increase of 9.3%, or $2.0 million, from the six months ended March 31, 2009.  The increase was mainly due to $3.1 million in higher staffing-related costs, primarily related to our annual incentive bonus program, partially offset by $0.9 million in lower bad debt expense.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) expense was $1.5 million during the six months ended March 31, 2009, resulting from our acquisition of Epoch.

OTHER INCOME (EXPENSE), NET

Other expense was $0.4 million for the six months ended March 31, 2010 compared to other income of $1.4 million during the six months ended March 31, 2009.  The decrease in other income was primarily due to foreign exchange impacts on revenues and expenses, primarily related to changes in the exchange rate of the Japanese Yen, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements, and a reduction in interest income resulting from lower interest rates earned on our balances of cash and investments.

PROVISION (BENEFIT) FOR INCOME TAXES

Our effective income tax rate was 35.3% for the six months ended March 31, 2010 compared to a 39.8% effective income tax benefit rate for the six months ended March 31, 2009.  The change in the effective tax rate during the first six months of fiscal 2010 is primarily due to the significant increase in taxable income as the Company was in a net income position as of March 31, 2010 compared to a net loss position as of March 31, 2009.  The effective tax rate also changed due to a decrease in tax-exempt interest income and the expiration of the research and experimentation tax credit effective December 31, 2009.

NET INCOME (LOSS)

Net income was $24.1 million for the six months ended March 31, 2010 compared to a net loss of $10.0 million during the six months ended March 31, 2009.  The significant increase in net income was a result of the factors discussed above.

Index

LIQUIDITY AND CAPITAL RESOURCES

We generated $47.6 million in cash flows from operating activities in the first six months of fiscal 2010, compared to $1.6 million in cash from operating activities in the first six months of fiscal 2009.  Our cash provided by operating activities in the first six months of fiscal 2010 originated from $24.1 million in net income, $19.9 million in non-cash items and a $3.6 million increase in cash flow due to a net decrease in working capital.  The increase in cash from operations compared to the first six months of fiscal 2009 was primarily due to increased net income in the period, the timing of accounts payable and accrued liability payments, and changes in accounts receivable and inventory balances due to the significant increase in sales in fiscal 2010.

In the first six months of fiscal 2010, cash flows used in investing activities were $5.4 million, primarily representing $5.3 million in purchases of property, plant and equipment.  In the first six months of fiscal 2009, cash flows used in investing activities were $65.1 million, representing $60.5 million used for our acquisition of Epoch, net of $6.2 million in cash acquired, and $4.7 million in purchases of property, plant and equipment.  We estimate that our total capital expenditures in fiscal 2010 will be approximately $13 million.

In the first six months of fiscal 2010, cash flows provided by financing activities were approximately $0.1 million, representing $1.4 million received from the issuance of common stock under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2007 Employee Stock Purchase Plan, partially offset by $0.8 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld from employees and purchased by the Company to cover payroll taxes on the vesting of restricted stock granted under the EIP, and $0.6 million in principal payments under capital lease obligations.  In the first six months of fiscal 2009, cash flows provided by financing activities were $0.2 million, representing $1.1 million received from the issuance of common stock under our EIP and our 2007 Employee Stock Purchase Plan, partially offset by $0.6 million in principal payments under capital lease obligations and $0.3 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld from employees and purchased by the Company to cover payroll taxes on the vesting of restricted stock granted under the EIP.

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Share repurchases are made from time to time, depending on market conditions, at management’s discretion.  No shares were repurchased under this program during the first six months of fiscal 2010 or fiscal 2009.  As of March 31, 2009, we have $50.0 million remaining on this share repurchase program.  We fund share purchases under this program from our available cash balance.

We have an unsecured revolving credit facility of $50.0 million with an option to increase the facility to $80.0 million.  Pursuant to an amendment in October 2008, the agreement extends to November 2011, with an option to renew for two additional one-year terms.  The amendment did not include any other material changes to the terms of the credit agreement.  Under this agreement, interest accrues on any outstanding balance at either the lending institution’s base rate or the Eurodollar rate plus an applicable margin.  We also pay a non-use fee.  Loans under this facility are intended primarily for general corporate purposes, including financing working capital, capital expenditures and acquisitions.  The credit agreement also contains various covenants.  No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

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

Index

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2010, and September 30, 2009, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Purchase obligations	$29.4	$26.0	$2.4	$0.3	$0.7
Acquisition related	6.6	6.6	-	-	-
Capital lease obligations	1.9	1.2	0.7	-	-
Operating leases	9.9	3.2	3.4	1.7	1.6
Other long-term liabilities	3.7	-	-	-	3.7
Total contractual obligations	$51.5	$37.0	$6.5	$2.0	$6.0

We operate under a fumed silica supply agreement with Cabot Corporation under which we are generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain non-material minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  This agreement was amended in April 2008 to extend the termination date to December 2012 and to change the pricing and some other non-material terms of the agreement.  The agreement will automatically renew unless either party gives certain notice of non-renewal.  We currently anticipate we will not have to pay any shortfall under this agreement.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $7.2 million of contractual commitments for fumed silica and fumed alumina under these contracts.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, we completed the first closing of the acquisition of Epoch during the second quarter of fiscal 2009.  Under the share purchase agreement, we paid $59.4 million to obtain 90% of Epoch’s stock.  We expect to pay an additional $6.6 million to Eternal on the second closing date to purchase the remaining 10% ownership interest, in August 2010, and we have placed the $6.6 million in an escrow account for this purpose to be held until then.  The escrow account is recorded as short-term restricted cash at March 31, 2010 and is included with prepaid expenses and other current assets on our Consolidated Balance Sheet.  During this interim period, Eternal continues to hold the remaining 10% ownership interest in Epoch; however, Eternal has waived rights to any interest in Epoch earnings during the interim period, including any associated dividends.  Consequently, we have recorded a $6.6 million current liability on our Consolidated Balance Sheet at March 31, 2010 in accrued expenses and other current liabilities rather than recording a noncontrolling interest in Epoch.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese Yen and the New Taiwan Dollar.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  During the six months ended March 31, 2010, we recorded $1.2 million in currency translation losses, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These losses primarily relate to the general strengthening of the U.S. dollar relative to the Japanese Yen.  Approximately 21% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is limited.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of March 31, 2010, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At March 31, 2010, we owned two auction rate securities (ARS) with a total estimated fair value of $8.1 million ($8.3 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 3 and 7 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

We acquired Epoch Material Co., Ltd. (Epoch) in a business combination on February 27, 2009, midway through our fiscal year 2009.  Subsequent to the acquisition, we applied certain corporate-level controls to elements of Epoch’s internal control over financial reporting.  Management has excluded from its assessment of internal control over financial reporting those elements that were not subject to our internal controls.  For additional information, refer to Item 9A, “Controls and Procedures”, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  We will report on our assessment of our combined operations, including Epoch, at the end of fiscal 2010, as permitted by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe five CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  On July 25, 2008, the District Court issued its patent claim construction, or “Markman” Order (“Markman Order”) in the litigation.  In a Markman ruling, a district court hearing a patent infringement case interprets and rules on the scope and meaning of disputed patent claim language regarding the patents in suit.  We believe that a Markman decision is often a significant factor in the progress and outcome of patent infringement litigation.  In the Markman Order, the District Court adopted interpretations that we believe are favorable to Cabot Microelectronics on all claim terms that were in dispute in the litigation.  On January 27, 2009, we filed a motion for summary judgment on DA Nano’s infringement of certain of the patents at issue in the suit, and on that same date, DA Nano filed a motion for summary judgment on non-infringement and invalidity of certain of the patents at issue in the suit. On November 16, 2009, the District Court issued its ruling on all of these respective summary judgment motions.  In its summary judgment ruling, the District Court denied a motion filed by DA Nano for summary judgment of invalidity of three of our patents at issue in the case, which are fundamental patents in the field of tungsten CMP.  The District Court also denied DA Nano’s motion for summary judgment of non-infringement of these patents.  In addition, the District Court denied DA Nano’s motion for summary judgment of non-infringement of another one of our patents at issue in the suit that is considered to be a foundational CMP patent.  The District Court also denied Cabot Microelectronics’ motion for summary judgment of infringement of the tungsten patents, stating that despite the weight of the record on DA Nano’s infringement, summary judgment is not the forum to decide issues of fact that remain.  We believe that the summary judgment ruling supports our position on the merits of the case with regard to the evidence of DA Nano’s infringement of our tungsten patents and the lack of evidence of invalidity of these patents.  The parties submitted pretrial filings on January 15, 2010, and the trial date has been set for June 14, 2010.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims and defenses in the pending action are meritorious, and we intend to continue to pursue and defend them vigorously.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid decreases or increases in product demand, excess or low customer inventories, and rapid swings in prices of semiconductor devices.  In the first half of fiscal 2009, our business was significantly impacted by the global economic recession.  We first began to see significant adverse effects of this in our fourth quarter of fiscal 2008 as the reduction in end user demand for IC devices caused semiconductor manufacturers to reduce their production, which reduced the demand for our CMP consumables products.  Weakness in the U.S. and global economy and stress in the financial markets caused a significant decrease in demand for our products during the first half of fiscal 2009, and our revenue decreased dramatically from revenue earned in the first half of fiscal 2008.  Demand for our products increased significantly during the second half of fiscal 2009 and this strength in demand continued during the first six months of fiscal 2010.  While we currently expect demand for our products to be solid through the remainder of calendar year 2010, it is difficult to predict demand trends due to our limited visibility to future customer orders. If the global economic recovery falters and conditions begin to deteriorate again, we could experience material adverse impacts on our results of operations and financial condition.

Adverse global economic conditions may have other negative effects on our Company such as:
•
The ability of our customers to pay their obligations to us may be adversely affected causing a negative impact on our cash flows and our results of operations as evidenced by the bankruptcy filings of a small number of our customers in fiscal 2009.

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

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  Our business in CMP pads is also developing and growing.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership of materials consumed in their manufacturing processes, including CMP slurries and pads.  We expect these technological changes and advances, and this drive toward lower costs, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers’ efforts to reduce consumption of CMP consumables and possibly reuse or recycle these products, could render our products less important to the IC device manufacturing process.

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

During the six months ended March 31, 2010 and 2009, our five largest customers accounted for approximately 47% and 37% of our revenue; respectively.  Taiwan Semiconductor Manufacturing Company (TSMC) was our largest customer during each of these periods, accounting for approximately 18% and 15% of our revenue for the six months ended March 31, 2010 and 2009, respectively.  During full year fiscal 2009, our five largest customers accounted for approximately 42% of our revenue; with TSMC accounting for approximately 17% of our revenue.

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

Index

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 87% and 84% of our revenue was generated by sales to customers outside of the United States for the six months ended March 31, 2010, and the fiscal year ended September 30, 2009, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our CMP business from CMP slurries into other areas, such as CMP polishing pads.  Additionally, pursuant to our Engineered Surface Finishes business, we are pursuing a number of surface modification applications.  Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers’ needs or we may be unable to keep pace with technological or other developments.  Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

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

We owned auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) at March 31, 2010, which were classified as Other Long-Term Assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not lessen, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

Index

ANTI-TAKEOVER PROVISIONS UNDER OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DISCOURAGE THIRD PARTIES FROM MAKING AN UNSOLICITED BID FOR OUR COMPANY

Our certificate of incorporation, our bylaws and various provisions of the Delaware General Corporation Law may make it more difficult or expensive to effect a change in control of our Company.  For instance, our amended and restated certificate of incorporation provides for the division of our Board of Directors into three classes as nearly equal in size as possible with staggered three-year terms.  Until April 2010, we had a rights plan which expired according to the terms of the plan.

We have adopted change in control arrangements covering our executive officers and other key employees.  These arrangements provide for a cash severance payment, continued medical benefits and other ancillary payments and benefits upon termination of service of a covered employee’s employment following a change in control, which may make it more expensive to acquire our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2010	-	-	-	$50,003
Feb. 1 through Feb. 28, 2010	-	-	-	$50,003
Mar. 1 through Mar. 31, 2010	300	$35.86	-	$50,003
Total	300	$35.86	-	$50,003

In January 2008, we announced that the Board of Directors had authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.   The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  No shares were repurchased under this program during the three and six months ended March 31, 2010.

Separate from this share repurchase program, the shares purchased during the second quarter of fiscal 2010 were purchased pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan as shares withheld from award recipients and purchased by the Company to cover payroll taxes on the vesting of shares of restricted stock granted under the Equity Incentive Plan.

Index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.2	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (directors).

10.6	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Units Award Grant Agreement (directors).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: May 7, 2010	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 7, 2010	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]