Form 10-Q
period 2010-06-30
CABOT MICROELECTRONICS CORP
filed 2010-08-06
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JUNE 30, 2010

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

As of July 31, 2010, the Company had 23,306,970 shares of Common Stock, par value $0.001 per share, outstanding.

index

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$101,655	$86,443	$297,883	$194,859

Cost of goods sold	51,759	46,143	148,114	113,143

Gross profit	49,896	40,300	149,769	81,716

Operating expenses:
Research, development and technical	12,875	10,901	38,364	35,636
Selling and marketing	7,009	5,207	19,861	16,441
General and administrative	14,637	9,043	38,581	30,959
Purchased in-process research and development	-	(90)	-	1,410
Total operating expenses	34,521	25,061	96,806	84,446

Operating income (loss)	15,375	15,239	52,963	(2,730)

Other income (expense), net	172	(42)	(207)	1,311
Income (loss) before income taxes	15,547	15,197	52,756	(1,419)

Provision (benefit) for income taxes	5,450	6,183	18,588	(436)

Net income (loss)	$10,097	$9,014	$34,168	$(983)

Basic earnings (loss) per share	$0.44	$0.39	$1.47	$(0.04)

Weighted average basic shares outstanding	23,143	23,113	23,178	23,066

Diluted earnings (loss) per share	$0.43	$0.39	$1.46	$(0.04)

Weighted average diluted shares outstanding	23,478	23,154	23,383	23,066

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$250,069	$199,952
Accounts receivable, less allowance for doubtful accounts of $1,141 at June 30, 2010, and $1,277 at September 30, 2009	55,673	53,538
Inventories	50,179	44,940
Prepaid expenses and other current assets	16,593	14,428
Deferred income taxes	3,849	3,994
Total current assets	376,363	316,852

Property, plant and equipment, net	115,058	122,782
Goodwill	39,322	39,732
Other intangible assets, net	16,970	18,741
Deferred income taxes	10,377	7,953
Other long-term assets	9,296	9,084
Total assets	$567,386	$515,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,469	$15,182
Capital lease obligations	1,274	1,210
Accrued expenses and other current liabilities	36,221	23,144
Total current liabilities	56,964	39,536

Capital lease obligations	344	1,308
Other long-term liabilities	4,024	3,571
Total liabilities	61,332	44,415

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock:
Authorized: 200,000,000 shares, $0.001 par value
Issued: 26,358,784 shares at June 30, 2010, and 26,143,116 shares at September 30, 2009	26	26
Capital in excess of par value of common stock	224,665	213,031
Retained earnings	368,477	334,309
Accumulated other comprehensive income	13,977	13,690
Treasury stock at cost, 2,986,435 shares at June 30, 2010, and 2,698,234 shares at September 30, 2009	(101,091)	(90,327)
Total stockholders’ equity	506,054	470,729

Total liabilities and stockholders’ equity	$567,386	$515,144

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$34,168	$(983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,839	18,531
Share-based compensation expense	8,974	9,956
Deferred income tax benefit	(2,425)	(1,323)
Provision for doubtful accounts	(109)	1,012
Non-cash foreign exchange (gain) loss	344	(1,857)
Loss on disposal of property, plant and equipment	69	88
Impairment of property, plant and equipment	-	1,245
Purchased in-process research and development	-	1,410
Other	(87)	442
Changes in operating assets and liabilities:
Accounts receivable	(1,782)	(5,911)
Inventories	(5,331)	6,865
Prepaid expenses and other assets	(2,458)	(1,718)
Accounts payable	3,936	(3,568)
Accrued expenses, income taxes payable and other liabilities	13,117	(8,002)
Net cash provided by operating activities	67,255	16,187

Cash flows from investing activities:
Additions to property, plant and equipment	(8,179)	(6,990)
Acquisition of business, net of cash acquired	-	(60,520)
Proceeds from the sale of property, plant and equipment	2	-
Purchase of patents	(115)	-
Proceeds from the sale of investments	50	50
Net cash used in investing activities	(8,242)	(67,460)

Cash flows from financing activities:
Repurchases of common stock	(10,764)	(336)
Net proceeds from issuance of stock	2,639	1,091
Principal payments under capital lease obligations	(900)	(840)
Net cash used in financing activities	(9,025)	(85)

Effect of exchange rate changes on cash	129	1,128
Increase (decrease) in cash and cash equivalents	50,117	(50,230)
Cash and cash equivalents at beginning of period	199,952	221,467
Cash and cash equivalents at end of period	$250,069	$171,237

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$941	$233
Issuance of restricted stock	4,985	4,209

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of June 30, 2010, cash flows for the nine months ended June 30, 2010, and June 30, 2009, and results of operations for the three and nine months ended June 30, 2010, and June 30, 2009.  The results of operations for the three and nine months ended June 30, 2010 may not be indicative of the results to be expected for future periods, including the fiscal year ending September 30, 2010.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2009.  We currently operate predominantly in one industry segment - the development, manufacture and sale of CMP consumables.  Certain reclassifications of prior fiscal year amounts have been made to conform to the current period presentation.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated.

2. BUSINESS COMBINATION

On February 27, 2009, we completed the acquisition of Epoch Material Co., Ltd. (Epoch), which previously was a consolidated subsidiary of Eternal Chemical Co., Ltd. (Eternal).  Epoch is a Taiwan-based company specializing in the development, manufacture and sale of copper CMP slurries and CMP cleaning solutions to the semiconductor industry, and color filter slurries to the liquid crystal display (LCD) industry.  We paid $59,391 to obtain 90% of Epoch’s stock, plus $728 of transaction costs, from our available cash balance.  We expect to pay an additional $6,600 to Eternal in August 2010 to acquire the remaining 10% of Epoch’s stock and we have placed $6,600 in an escrow account in Taiwan to be held for this purpose until the payment date.  The escrow account is recorded as current restricted cash at June 30, 2010 and is included with prepaid expenses and other current assets on our Consolidated Balance Sheet.  During this interim period, Eternal continues to hold the remaining 10% ownership interest in Epoch.  However, Eternal has waived rights to any interest in the earnings of Epoch during the interim period, including any associated dividends.  Consequently, we have recorded a $6,600 current liability in accrued expenses and other current liabilities on our Consolidated Balance Sheet at June 30, 2010, rather than recording a noncontrolling interest in Epoch.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Epoch had occurred on October 1, 2008:

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2009	2009

Revenues	$86,443	$199,607
Net income (loss)	$8,858	$(2,059)
Net income (loss) per share:
Basic	$0.38	$(0.09)
Diluted	$0.38	$(0.09)

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

The following table presents assets that we measured at fair value on a recurring basis at June 30, 2010.  As permitted under the relevant standards, we have chosen to not measure any of our liabilities at fair value as we believe our liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$250,069	$-	$-	$250,069
Auction rate securities (ARS)	-	-	8,066	8,066
Total	$250,069	$-	$8,066	$258,135

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

We applied these new standards to the valuation of our investment in ARS as of June 30, 2010.  Our ARS investments at June 30, 2010 consisted of two tax exempt municipal debt securities with a total par value of $8,300.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AAA.

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

Based on our fair value assessment, we determined that one ARS continues to be impaired as of June 30, 2010.  This security has a fair value of $3,116 (par value $3,350).  We assessed the impairment in accordance with applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we first recorded in fiscal 2008.  We believe that this ARS is not permanently impaired because in the event of default by the municipality, we expect the insurance provider would pay interest and principal following the original repayment schedule, we were able to successfully monetize at par value $50 of this security during our fiscal quarter ended March 31, 2010, and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the other ARS was not impaired as of June 30, 2010.  See Note 6 for more information on these investments.

4. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2010	2009

Raw materials	$22,297	$20,082
Work in process	3,014	3,080
Finished goods	24,868	21,778
Total	$50,179	$44,940

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $39,322 as of June 30, 2010, and $39,732 as of September 30, 2009.  The decrease in goodwill was due to $282 in foreign exchange fluctuation of the New Taiwan Dollar related to goodwill associated with the Epoch acquisition and a $128 adjustment to record the tax effect of book goodwill in excess of tax goodwill related to the Epoch acquisition.

Goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The recoverability of indefinite lived intangible assets is measured using the royalty savings method.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth within the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis, or an interim impairment analysis, that impact these assumptions may result in future impairment charges.  We completed our annual impairment test during our fourth quarter of fiscal 2009 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended June 30, 2010, so we did not perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill of any of our reporting units.

The components of other intangible assets are as follows:

	June 30, 2010		September 30, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,111	$2,672	$8,135	$1,978
Acquired patents and licenses	8,115	6,057	8,000	5,825
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	11,202	2,919	11,287	2,068
Total other intangible assets subject to amortization	29,978	14,198	29,972	12,421

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$31,168	$14,198	$31,162	$12,421

*       Total other intangible assets not subject to amortization consist primarily of trade names.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Amortization expense on our other intangible assets was $602 and $1,795 for the three and nine months ended June 30, 2010, respectively.  Amortization expense on our other intangible assets was $597 and $1,936 for the three and nine months ended June 30, 2009, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2010	$595
2011	2,374
2012	2,374
2013	2,374
2014	2,334

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30,	September 30,
	2010	2009

Long-term investments	$8,066	$8,116
Other long-term assets	1,230	968
Total	$9,296	$9,084

As discussed in Note 3 of this Form 10-Q, the two ARS that we owned as of June 30, 2010 are classified as long-term investments.  The securities are credit enhanced with bond insurance to a AAA credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we had recognized as of September 30, 2009.  We assessed the impairment and determined that the impairment was temporary as it was related to the illiquid ARS market rather than to credit risk.  In addition, we continue to believe this decline in fair value is temporary based on the nature of the underlying debt, the presence of bond insurance, our expectation that the issuer may refinance its debt, the fact that all interest payments have been received, our successful monetization of $50 of this ARS during the quarter ended March 31, 2010, and our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	September 30,
	2010	2009

Accrued compensation	$21,491	$8,462
Goods and services received, not yet invoiced	3,559	2,806
Warranty accrual	353	360
Taxes, other than income taxes	1,135	1,175
Acquisition related	6,600	6,600
Other	3,083	3,741
Total	$36,221	$23,144

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

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At June 30, 2010, we had one forward foreign exchange contract to sell Japanese Yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

index

 CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The fair value of our derivative instrument included in the Consolidated Balance Sheet was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2010	Fair Value at September 30, 2009	Fair Value at June 30, 2010	Fair Value at September 30, 2009
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$-	$-	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$357	$242

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three and nine months ended June 30:

		Gain (Loss) Recognized in Statement of Income (Loss)
		Three Months Ended		Nine Months Ended
	Statement of Income (Loss) Location	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(511)	$(501)	$(41)	$(1,574)

9. CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe certain CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  From June 14 through July 8, 2010, a jury trial for the case was held.  All of Cabot Microelectronics’ patents at issue in the case were found valid.  However, the jury found that DA Nano’s products at issue do not infringe the asserted claims of these patents.  On July 29, 2010, we filed a motion for judgment as a matter of law and/or a new trial that certain of DA Nano’s products at issue infringe the asserted claims of certain of our patents, and DA Nano filed a motion for judgment as a matter of law and/or a new trial that the asserted claims of certain of our patents are invalid.  In addition to our motion for judgment as a matter of law and/or a new trial, we are considering an appeal of the jury verdict on certain of the infringement claims.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims and defenses in the pending action are meritorious, and we intend to continue to pursue and defend them.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first nine months of fiscal 2010 as follows:

Balance as of September 30, 2009	$360
Reserve for product warranty during the reporting period	845
Settlement of warranty	(852)
Balance as of June 30, 2010	$353

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

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Share-based compensation expense for the three and nine months ended June 30, 2010, and 2009, was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of goods sold	$243	$217	$726	$770
Research, development and technical	212	228	674	850
Selling and marketing	244	258	780	952
General and administrative	1,880	2,123	6,794	7,384
Total share-based compensation expense	2,579	2,826	8,974	9,956
Tax benefit	918	1,010	3,195	3,557
Total share-based compensation expense, net of tax	$1,661	$1,816	$5,779	$6,399

Our non-employee directors received their annual equity award in March 2010.  In conjunction with this award, the Board of Directors and respective committees of the Board approved non-material revisions to the terms of the relevant award agreements to provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the Cabot Microelectronics Corporation 2000 Equity Incentive Plan, if at such time the non-employee director has completed the equivalent of at least two full terms as a director of the Company, as defined in the Company’s bylaws.  Three of the Company’s non-employee directors had completed at least two full terms of service as of the date of the March 2010 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $442 of the awards to these three directors to share-based compensation expense in the fiscal quarter ended March 31, 2010 rather than recording that expense over the four-year vesting period stated in the award agreement.

For additional information regarding the estimation of fair value, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2009.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest income	$68	$106	$150	$996
Interest expense	(53)	(79)	(184)	(259)
Other income (expense)	157	(69)	(173)	574
Total other income (expense), net	$172	$(42)	$(207)	$1,311

The decrease in interest income during the three and nine months ended June 30, 2010 was primarily due to lower interest rates earned on our balances of cash and investments compared to the same periods in fiscal 2009.  The change in other income (expense) during the three and nine months ended June 30, 2010 was primarily due to changes in the exchange rates of the U.S. dollar relative to the Japanese Yen.

12. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$10,097	$9,014	$34,168	$(983)
Other comprehensive income:
Foreign currency translation adjustment	1,497	2,598	268	6,512
Minimum pension liability adjustment	6	13	19	40
Total comprehensive income (loss)	$11,600	$11,625	$34,455	$5,569

The foreign currency translation adjustments during the three and nine months ended June 30, 2010 and 2009 resulted primarily from the changes in the exchange rates of the U.S. dollar relative to the Japanese Yen and to the New Taiwan Dollar.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

13. INCOME TAXES

Our effective income tax rate was 35.1% and 35.2% for the three and nine months ended June 30, 2010, respectively, compared to an effective income tax rate of 40.7% for the three months ended June 30, 2009 and effective income tax benefit rate of 30.7% for the nine months ended June 30, 2009.  The change in the effective tax rate during fiscal 2010 is primarily due to the significant increase in taxable income as the Company was in a net income position as of June 30, 2010 compared to a net loss position as of June 30, 2009.  The effective tax rate also changed due to a decrease in tax-exempt interest income and the expiration of the research and experimentation credit effective December 31, 2009.  During the fiscal quarter ended June 30, 2010, we had a net decrease in our liability for uncertain tax positions of $37 primarily as a result of the expiration of the federal statute of limitations relating to our fiscal 2006 tax return.

14. EARNINGS (LOSS) PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Earnings (loss) available to common shares	$10,097	$9,014	$34,168	$(983)

Denominator:
Weighted average common shares	23,142,793	23,113,062	23,178,257	23,066,229
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	335,269	40,931	204,579	-
Diluted weighted average common shares	23,478,062	23,153,993	23,382,836	23,066,229
(Denominator for diluted calculation)

Earnings (loss) per share:

Basic	$0.44	$0.39	$1.47	$(0.04)

Diluted	$0.43	$0.39	$1.46	$(0.04)

For the three months ended June 30, 2010 and 2009, approximately 2.6 million and 3.9 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the nine months ended June 30, 2010 and 2009, approximately 2.6 million and 3.9 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

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

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” (ASU 2009-13), a consensus of the FASB Emerging Issues Task Force.  The guidance in ASU 2009-13 modifies the fair value requirements regarding the recognition of revenue under multiple element arrangements by allowing the use of the best estimate of selling price in addition to vendor-specific objective evidence (VSOE) and third-party evidence (TPE) for determining the selling price of a deliverable.  A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined.  In addition, the residual method of allocating arrangement consideration is no longer permitted.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010.  We do not believe the adoption of ASU 2009-13 will have a material effect on our results of operations, financial position or cash flows.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14), a consensus of the FASB Emerging Issues Task Force.  The guidance in ASU 2009-14 modifies the existing accounting rules regarding the recognition of revenue from the sale of software to exclude: (a) non-software components of tangible products; and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.  ASU 2009-14 is effective prospectively for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010.  We do not believe the adoption of ASU 2009-14 will have a material effect on our results of operations, financial position or cash flows.

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

THIRD QUARTER OF FISCAL 2010 OVERVIEW

The improvement in economic and industry conditions that we began to see in our business during the second half of fiscal 2009, following the severe global recession, continued through the first three quarters of fiscal 2010.  Demand for our products grew modestly during the third fiscal quarter from the second fiscal quarter as we entered a period of the calendar year where we typically benefit from seasonally strong demand.  We continue to see positive signs of growth in the semiconductor industry: our customers have reported strong near term forecasts; there is evidence that indicates corporate technology spending is increasing; we are continuing into a seasonally strong period of the year; semiconductor device inventories appear to be generally within a low to normal range; and significant capacity expansion activity has been announced by a number of semiconductor device manufacturers.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including: the pace, timing and sustainability of the ongoing economic recovery; the cyclical nature of the semiconductor industry; the short order to delivery time for our products and the associated lack of visibility to future customer orders; quarter to quarter changes in customer orders regardless of industry strength; and potential future acquisitions by us.

Revenue for our third quarter of fiscal 2010 was $101.7 million, which represented an increase of 17.6%, or $15.2 million, from the third quarter of fiscal 2009 and an increase of 3.1%, or $3.1 million, from the previous fiscal quarter.  The increase in revenue from the third quarter of fiscal 2009 reflects increased sales volume due to improved economic and semiconductor industry conditions.  The increase in revenue from our prior fiscal quarter reflects continued strong demand for our products and typical seasonal strength.

index

Gross profit for our third quarter of fiscal 2010 expressed as a percentage of revenue was 49.1% and was 50.3% on a year-to-date basis.  Our gross profit percentage increased from 46.6% reported in the third quarter of fiscal 2009 and decreased from 50.2% in our prior fiscal quarter.  The increase in gross profit percentage from the third quarter of fiscal 2009 was primarily due to the significant increase in sales volume due to continued improvement in economic and industry conditions, and the related benefits of increased utilization of our manufacturing capacity, partially offset by higher fixed manufacturing costs.  The decrease in gross profit percentage from the prior fiscal quarter was primarily due to a lower-valued product mix.  Our gross profit percentage reflects the solid utilization of our manufacturing capacity, the successful execution of our productivity initiatives, and the growth in pad sales and the related improvement in pad manufacturing yields.  We continue to expect our gross profit percentage for fiscal 2010 to be around the upper end of our full year guidance range of 46% to 50%.  However, we may experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this range.

In July 2010, a jury trial was completed in connection with our ongoing patent enforcement litigation against DuPont Air Products NanoMaterials LLC (DA Nano).  We were pleased that the validity of our patents at issue was upheld; however, we were disappointed that the jury did not find DA Nano’s products at issue infringed the asserted claims of our patents.  We filed a motion for judgment as a matter of law and/or a new trial on the question of infringement, and we are also considering an appeal.  We incurred approximately $3.7 million of expenses related to this trial during the third quarter of fiscal 2010, which caused our operating expenses to increase.  Now that the trial phase has been completed, we expect our litigation costs related to this matter to decrease significantly in the near future.  See Note 9 of the Notes to the Consolidated Financial Statements and Part II, Item 1 entitled “Legal Proceedings” for a more detailed discussion of the litigation.

Operating expenses were $34.5 million in our third quarter of fiscal 2010, compared to $25.1 million in the third quarter of fiscal 2009 and $32.1 million in the previous fiscal quarter.  The increase in operating expenses from the comparable quarter of fiscal 2009 was primarily due to increased staffing-related costs, including costs associated with our annual incentive bonus program, and the reinstatement of certain employee benefits that were suspended during the economic downturn in fiscal 2009, and increased professional fees, including the litigation costs discussed above.  The increase in operating expenses from the prior fiscal quarter was primarily due to increased litigation costs.  We currently expect to exceed the upper end of our previous guidance range of $120 million to $125 million for full year fiscal 2010 operating expenses.

Diluted earnings per share for our third fiscal quarter was $0.43, an increase from diluted earnings per share of $0.39 reported in the third quarter of fiscal 2009 and a decrease from the diluted earnings per share of $0.47 reported in the previous fiscal quarter as a result of the factors discussed above.  The litigation costs discussed above reduced our earnings per share by $0.10 in the quarter ended June 30, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2009.  We believe there have been no material changes in our critical accounting estimates during the first nine months of fiscal 2010.  See Notes 3, 8 and 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010, VERSUS THREE MONTHS ENDED JUNE 30, 2009

REVENUE

Revenue was $101.7 million for the three months ended June 30, 2010, which represented a 17.6%, or $15.2 million, increase from the three months ended June 30, 2009.  The increase in revenue was driven by a $12.7 million increase in sales volume, a $4.1 million increase due to a higher-priced product mix and a $0.7 million increase due to the effect of foreign exchange rate changes, partially offset by a decrease in revenue of $2.3 million due to a lower weighted average selling price for our CMP slurries.  We believe the demand for our products will continue to be strong during our fourth quarter of fiscal 2010 as this quarter is typically seasonally strong.

COST OF GOODS SOLD

Total cost of goods sold was $51.8 million for the three months ended June 30, 2010, which represented an increase of 12.2%, or $5.6 million, from the three months ended June 30, 2009.  The increase in cost of goods sold was primarily due to $6.0 million from increased sales volume due to the higher demand for our products associated with the economic and industry recovery, and a $3.4 million increase due to higher fixed manufacturing costs.  These cost increases were partially offset by a $1.6 million benefit of a lower-cost product mix, a $1.4 million decrease due to higher utilization of our manufacturing capacity on the increased sales volume, and a $1.1 million decrease due to certain other manufacturing variances.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 49.1% for the three months ended June 30, 2010, as compared to 46.6% for the three months ended June 30, 2009.  The increase in gross profit as a percentage of revenue was primarily due to the increase in sales volume and the related increased utilization of our manufacturing capacity, as well as a higher-valued product mix, partially offset by increased fixed manufacturing costs.

index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $12.9 million for the three months ended June 30, 2010, which represented an increase of 18.1%, or $2.0 million, from the three months ended June 30, 2009.  The increase was mainly due to $1.1 million in higher staffing-related costs, including costs associated with our annual incentive bonus program, $0.2 million in higher recruitment costs, $0.2 million in increased travel-related costs, and $0.2 million in higher costs for laboratory supplies.

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

SELLING AND MARKETING

Selling and marketing expenses were $7.0 million for the three months ended June 30, 2010, which represented an increase of 34.6%, or $1.8 million, from the three months ended June 30, 2009.  The increase was primarily due to $1.0 million in higher staffing-related costs, including costs associated with our annual incentive bonus program, $0.3 million in higher travel-related expenses, and $0.2 million in higher professional fees.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $14.6 million for the three months ended June 30, 2010, which represented an increase of 61.9%, or $5.6 million, from the three months ended June 30, 2009.  The increase was mainly due to $3.4 million in higher professional fees, including costs to enforce our intellectual property, and $2.0 million in higher staffing-related costs, including costs related to our annual incentive bonus program, and the reinstatement of certain employee benefits that were suspended during the economic downturn in fiscal 2009.  We expect our professional fees to decrease significantly in the fourth quarter of fiscal 2010 due to the completion of the trial phase discussed in more detail in Note 9 of the Notes to the Consolidated Financial Statements and in Part II, Item 1, entitled “Legal Proceedings”.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) expense was a credit of $0.1 million during the three months ended June 30, 2009, resulting from an adjustment to the estimated fair value of the IPR&D upon completion of the purchase accounting related to our acquisition of Epoch.

OTHER INCOME (EXPENSE), NET

Other income was $0.2 million for the three months ended June 30, 2010 compared to other expense of $0.1 million during the three months ended June 30, 2009.  The increase in other income was primarily due to foreign exchange impacts on revenues and expenses, primarily related to changes in the exchange rate of the Japanese Yen, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements.

index

PROVISION (BENEFIT) FOR INCOME TAXES

Our effective income tax rate was 35.1% for the three months ended June 30, 2010 compared to 40.7% for the three months ended June 30, 2009.  The decrease in the effective tax rate from the prior year quarter was primarily due to additional tax expense recognition in the third quarter of fiscal 2009 as the Company moved from a full fiscal year net loss, or tax benefit position, at the end of the second quarter of fiscal 2009 to a full fiscal year net income, or tax expense position, at the end of the third quarter of fiscal 2009.  This decrease in the effective tax rate was partially offset by an increase in the effective tax rate due to a decrease in tax-exempt interest income and the expiration of the research and experimentation tax credit effective December 31, 2009.

NET INCOME (LOSS)

Net income was $10.1 million for the three months ended June 30, 2010, which represented an increase of 12.0%, or $1.1 million, from the three months ended June 30, 2009 as a result of the factors discussed above.

NINE MONTHS ENDED JUNE 30, 2010, VERSUS NINE MONTHS ENDED JUNE 30, 2009

REVENUE

Revenue was $297.9 million for the nine months ended June 30, 2010, which represented a 52.9%, or $103.0 million, increase from the nine months ended June 30, 2009.  The increase in revenue was driven by a $104.2 million increase in sales volume, including the benefit of the Epoch acquisition, a $3.5 million increase due to the effect of foreign exchange rate changes, and $2.3 million due to a higher-priced product mix, partially offset by a decrease in revenue of $7.0 million due to a lower weighted average selling price for our CMP slurries.

COST OF GOODS SOLD

Total cost of goods sold was $148.1 million for the nine months ended June 30, 2010, which represented an increase of 30.9%, or $35.0 million, from the nine months ended June 30, 2009.  The increase in cost of goods sold was primarily due to $52.9 million from increased sales volume due to the increased demand for our products associated with the economic and industry recovery, and a $6.4 million increase due to higher fixed manufacturing costs.  These cost increases were partially offset by a $15.0 million decrease due to higher utilization of our manufacturing capacity on the increased sales volume, and an $8.5 million benefit of a lower-cost product mix.

GROSS PROFIT

Our gross profit as a percentage of revenue was 50.3% for the nine months ended June 30, 2010, as compared to 41.9% for the nine months ended June 30, 2009.  The increase in gross profit as a percentage of revenue was primarily due to the significant increase in sales volume and the related increased utilization of our manufacturing capacity, as well as a higher-valued product mix, partially offset by a slight decrease in the weighted average selling price of our CMP slurries and increased fixed manufacturing costs.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $38.4 million for the nine months ended June 30, 2010, which represented an increase of 7.7%, or $2.7 million, from the nine months ended June 30, 2009.  The increase was mainly due to $3.1 million in higher staffing-related costs, primarily related to our annual incentive bonus program, $0.3 million in higher travel-related costs, and $0.3 million in higher recruiting costs, partially offset by the absence of a $1.2 million pre-tax impairment recorded on certain research and development equipment during the first nine months of fiscal 2009.

index

SELLING AND MARKETING

Selling and marketing expenses were $19.9 million for the nine months ended June 30, 2010, which represented an increase of 20.8%, or $3.4 million, from the nine months ended June 30, 2009.  The increase was primarily due to $2.0 million in higher staffing-related costs, including costs associated with our annual incentive bonus program, $0.7 million in higher travel-related expenses, and $0.5 million in higher depreciation expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $38.6 million for the nine months ended June 30, 2010, which represented an increase of 24.6%, or $7.6 million, from the nine months ended June 30, 2009.  The increase was mainly due to $5.1 million in higher staffing-related costs, primarily related to our annual incentive bonus program, $3.0 million in higher professional fees, including costs to enforce our intellectual property, and $0.3 million in higher travel-related expenses, partially offset by $1.1 million due to the absence of bad debt expense that was recorded during the economic downturn in fiscal 2009.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) expense was $1.4 million during the nine months ended June 30, 2009, resulting from our acquisition of Epoch.

OTHER INCOME (EXPENSE), NET

Other expense was $0.2 million for the nine months ended June 30, 2010 compared to other income of $1.3 million during the nine months ended June 30, 2009.  The decrease in other income was primarily due to a reduction of interest income resulting from lower interest rates earned on our balances of cash and investments, and to foreign exchange impacts on revenues and expenses, primarily related to changes in the exchange rate of the Japanese Yen, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements.

PROVISION (BENEFIT) FOR INCOME TAXES

Our effective income tax rate was 35.2% for the nine months ended June 30, 2010 compared to a 30.7% effective income tax benefit rate for the nine months ended June 30, 2009.  The change in the effective tax rate during the first nine months of fiscal 2010 is primarily due to the significant increase in taxable income as the Company was in a net income position as of June 30, 2010 compared to a net loss position as of June 30, 2009.  The effective tax rate also changed due to a decrease in tax-exempt interest income and the expiration of the research and experimentation tax credit effective December 31, 2009.

NET INCOME (LOSS)

Net income was $34.2 million for the nine months ended June 30, 2010 compared to a net loss of $1.0 million during the nine months ended June 30, 2009.  The significant increase in net income was a result of the factors discussed above.

index

LIQUIDITY AND CAPITAL RESOURCES

We generated $67.3 million in cash from operating activities in the first nine months of fiscal 2010, compared to $16.2 million in cash from operating activities in the first nine months of fiscal 2009.  Our cash provided by operating activities in the first nine months of fiscal 2010 originated from $34.2 million in net income, $25.6 million in non-cash items and a $7.5 million increase in cash flow due to a net decrease in working capital.  The increase in cash from operations compared to the first nine months of fiscal 2009 was primarily due to increased net income in the period, the timing of accounts payable and accrued liability payments, and changes in accounts receivable and inventory balances due to the significant increase in sales in fiscal 2010.

In the first nine months of fiscal 2010, cash flows used in investing activities were $8.2 million, representing purchases of property, plant and equipment.  In the first nine months of fiscal 2009, cash flows used in investing activities were $67.5 million, representing $60.5 million used for our acquisition of Epoch, net of $6.2 million in cash acquired, and $7.0 million in purchases of property, plant and equipment.  We estimate that our total capital expenditures in fiscal 2010 will be approximately $13 million.

In the first nine months of fiscal 2010, cash flows used in financing activities were $9.0 million, representing $10.0 million in repurchases of common stock under our share repurchase plan, $0.8 million in repurchases of common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) for shares withheld from employees and purchased by the Company to cover payroll taxes on the vesting of restricted stock granted under the EIP and $0.9 million in principal payments under capital lease obligations, partially offset by $2.6 million received from the issuance of common stock under our EIP and our 2007 Employee Stock Purchase Plan.  In the first nine months of fiscal 2009, cash flows used in financing activities were $0.1 million, representing $0.9 million in principal payments under capital lease obligations and $0.3 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld from employees and purchased by the Company to cover payroll taxes on the vesting of restricted stock granted under the EIP, partially offset by $1.1 million received from the issuance of common stock under our EIP and our 2007 Employee Stock Purchase Plan.

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Share repurchases are made from time to time, depending on market conditions, at management’s discretion.  During the quarter and nine months ended June 30, 2010, we repurchased 263,550 shares for a total of $10.0 million under this program.  No shares were repurchased under this program during the first nine months of fiscal 2009.  As of June 30, 2010, we have $40.0 million remaining in this share repurchase program.  We fund share purchases under this program from our available cash balance.

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

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities, and share repurchases for the foreseeable future.  However, we plan to further expand our business; therefore, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Uncertainty in the capital and credit markets could hinder our ability to secure additional financing in the type or amount necessary to pursue these objectives.

index

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2010, and September 30, 2009, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Purchase obligations	$38.2	$34.9	$2.3	$0.3	$0.7
Acquisition related	6.6	6.6	-	-	-
Capital lease obligations	1.6	1.3	0.3	-	-
Operating leases	10.9	3.2	3.7	2.1	1.9
Other long-term liabilities	4.0	-	-	-	4.0
Total contractual obligations	$61.3	$46.0	$6.3	$2.4	$6.6

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

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, we completed the first closing of the acquisition of Epoch during the second quarter of fiscal 2009.  Under the share purchase agreement, we paid $59.4 million to obtain 90% of Epoch’s stock.  We expect to pay an additional $6.6 million to Eternal on the second closing date in August 2010 to purchase the remaining 10% ownership interest, and we have placed the $6.6 million in an escrow account for this purpose to be held until then.  The escrow account is recorded as short-term restricted cash at June 30, 2010 and is included with prepaid expenses and other current assets on our Consolidated Balance Sheet.  During this interim period, Eternal continues to hold the remaining 10% ownership interest in Epoch; however, Eternal has waived rights to any interest in Epoch earnings during the interim period, including any associated dividends.  Consequently, we have recorded a $6.6 million current liability on our Consolidated Balance Sheet at June 30, 2010 in accrued expenses and other current liabilities rather than recording a noncontrolling interest in Epoch.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese Yen and the New Taiwan Dollar.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  During the nine months ended June 30, 2010, we recorded $0.3 million in currency translation gains, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily relate to general fluctuations of the U.S. dollar relative to the Japanese Yen.  Approximately 19% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is limited.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of June 30, 2010, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At June 30, 2010, we owned two auction rate securities (ARS) with a total estimated fair value of $8.1 million ($8.3 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 3 and 6 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

We acquired Epoch Material Co., Ltd. (Epoch) in a business combination on February 27, 2009, midway through our fiscal year 2009.  Subsequent to the acquisition, we applied certain corporate-level controls to elements of Epoch’s internal control over financial reporting.  Management has excluded from its assessment of internal control over financial reporting those elements that were not subject to our internal controls.  For additional information, refer to Item 9A, “Controls and Procedures”, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  We will report on our assessment of our combined operations, including Epoch, at the end of fiscal 2010, pursuant to the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations.

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

index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe certain CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that seeks declaratory relief and alleges non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint does not allege any infringement by our products of intellectual property owned by DA Nano.  From June 14 through July 8, 2010, a jury trial for the case was held.  All of Cabot Microelectronics’ patents at issue in the case were found valid.  However, the jury found that DA Nano’s products at issue do not infringe the asserted claims of these patents.  On July 29, 2010, we filed a motion for judgment as a matter of law and/or a new trial that certain of DA Nano’s products at issue infringe the asserted claims of certain of our patents, and DA Nano filed a motion for judgment as a matter of law and/or a new trial that the asserted claims of certain of our patents are invalid.  In addition to our motion for judgment as a matter of law and/or a new trial, we are considering an appeal of the jury verdict on certain of the infringement claims.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims and defenses in the pending action are meritorious, and we intend to continue to pursue and defend them.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid decreases or increases in product demand, excess or low customer inventories, and rapid swings in prices of semiconductor devices.  In the first half of fiscal 2009, our business was significantly impacted by the global economic recession.  We first began to see significant adverse effects of this in our fourth quarter of fiscal 2008 as the reduction in end user demand for IC devices caused semiconductor manufacturers to reduce their production, which reduced the demand for our CMP consumables products.  Weakness in the U.S. and global economy and stress in the financial markets caused a significant decrease in demand for our products during the first half of fiscal 2009, and our revenue decreased dramatically from revenue earned in fiscal 2008.  Demand for our products increased significantly during the second half of fiscal 2009 and this strength in demand continued during the first nine months of fiscal 2010.  While we currently expect solid demand for our products through the remainder of calendar year 2010, it is difficult to predict demand trends due to our limited visibility to future customer orders. If the global economic recovery falters and conditions begin to deteriorate again, we could experience material adverse impacts on our results of operations and financial condition.

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

Our customer base is concentrated among a limited number of large customers.  One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables purchased from us.  Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products.  Any deferral or significant reduction in CMP consumables sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations.

During the nine months ended June 30, 2010 and 2009, our five largest customers accounted for approximately 47% and 41% of our revenue; respectively.  Taiwan Semiconductor Manufacturing Company (TSMC) was our largest customer during each of these periods, accounting for approximately 18% and 16% of our revenue for the nine months ended June 30, 2010 and 2009, respectively.  During full year fiscal 2009, our five largest customers accounted for approximately 42% of our revenue; with TSMC accounting for approximately 17% of our revenue.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86% and 84% of our revenue was generated by sales to customers outside of the United States for the nine months ended June 30, 2010, and the fiscal year ended September 30, 2009, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.

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

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our CMP business from CMP slurries into other areas, such as CMP polishing pads.  Additionally, pursuant to our Engineered Surface Finishes business, we are pursuing other surface modification applications.  Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers’ needs or we may be unable to keep pace with technological or other developments.  Also, our competitors may have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

index

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulations for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the current litigation between us and DuPont Air Products Nanomaterials, in which the validity of all of our patents at issue in the matter was recently upheld as further described in “Legal Proceedings” in this Quarterly Report on Form 10-Q, could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

WE MAY NOT BE ABLE TO MONETIZE OUR INVESTMENTS IN AUCTION RATE SECURITIES IN THE SHORT TERM AND WE COULD EXPERIENCE A DECLINE IN THEIR MARKET VALUE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We owned auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) at June 30, 2010, which were classified as Other Long-Term Assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not lessen, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2010	108,325	$39.05	108,250	$45,775
May 1 through May 31, 2010	155,300	$37.16	155,300	$40,005
Jun. 1 through Jun. 30, 2010	61	$35.38	-	$40,005
Total	263,686	$37.93	263,550	$40,005

In January 2008, we announced that the Board of Directors had authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  The 263,550 shares repurchased during our third quarter of fiscal 2010 were repurchased under this program.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.   The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.

Separate from this share repurchase program, the total shares purchased during the third quarter of fiscal 2010 included those purchased pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan as shares withheld from award recipients and purchased by the Company to cover payroll taxes on the vesting of shares of restricted stock granted under the Equity Incentive Plan.

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

CABOT MICROELECTRONICS CORPORATION

Date: August 6, 2010	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 6, 2010	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]