Form 10-Q
period 2010-12-31
CABOT MICROELECTRONICS CORP
filed 2011-02-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2010

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

As of January 31, 2011, the Company had 23,245,327 shares of Common Stock, par value $0.001 per share, outstanding.

index

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2010	2009

Revenue	$114,205	$97,672

Cost of goods sold	56,774	47,264

Gross profit	57,431	50,408

Operating expenses:
Research, development and technical	13,856	12,581
Selling and marketing	7,480	6,322
General and administrative	11,676	11,245
Total operating expenses	33,012	30,148

Operating income (loss)	24,419	20,260

Other income (expense), net	(935)	61
Income before income taxes	23,484	20,321

Provision for income taxes	6,992	7,197

Net income	$16,492	$13,124

Basic earnings per share	$0.73	$0.57

Weighted average basic shares outstanding	22,710	23,167

Diluted earnings per share	$0.71	$0.56

Weighted average diluted shares outstanding	23,131	23,294

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2010	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$262,951	$254,164
Accounts receivable, less allowance for doubtful accounts of $1,150 at December 31, 2010, and $1,121 at September 30, 2010	62,740	57,456
Inventories	54,246	51,896
Prepaid expenses and other current assets	11,721	13,973
Deferred income taxes	4,369	3,540
Total current assets	396,027	381,029

Property, plant and equipment, net	115,857	115,811
Goodwill	42,758	40,436
Other intangible assets, net	17,130	17,089
Deferred income taxes	3,423	8,044
Other long-term assets	9,643	9,347
Total assets	$584,838	$571,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,530	$17,521
Capital lease obligations	983	1,296
Accrued expenses, income taxes payable and other current liabilities	20,208	34,513
Total current liabilities	37,721	53,330

Capital lease obligations	9	12
Other long-term liabilities	4,358	4,071
Total liabilities	42,088	57,413

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 26,954,240 shares at December 31, 2010, and 26,384,715 shares at September 30, 2010	27	26
Capital in excess of par value of common stock	244,244	228,103
Retained earnings	400,259	383,767
Accumulated other comprehensive income	25,669	18,538
Treasury stock at cost, 3,728,363 shares at December 31, 2010, and 3,446,069 shares at September 30, 2010	(127,449)	(116,091)
Total stockholders’ equity	542,750	514,343

Total liabilities and stockholders’ equity	$584,838	$571,756

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$16,492	$13,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,054	6,373
Provision for doubtful accounts	31	19
Share-based compensation expense	3,429	3,311
Deferred income tax benefit	473	(368)
Non-cash foreign exchange (gain) loss	(532)	652
Loss on disposal of property, plant and equipment	17	52
Other	1,034	35
Changes in operating assets and liabilities:
Accounts receivable	(4,491)	2,818
Inventories	(1,635)	464
Prepaid expenses and other assets	3,587	90
Accounts payable	(1,412)	(2,644)
Accrued expenses, income taxes payable and other liabilities	(14,506)	3,266
Net cash provided by operating activities	8,541	27,192

Cash flows from investing activities:
Additions to property, plant and equipment	(3,289)	(833)
Proceeds from sales of property, plant and equipment	1	-
Purchase of patents	-	(115)
Net cash used in investing activities	(3,288)	(948)

Cash flows from financing activities:
Repurchases of common stock	(11,358)	(751)
Net proceeds from issuance of stock	13,507	90
Windfall tax benefits associated with share-based compensation expense	591	-
Principal payments under capital lease obligations	(316)	(295)
Net cash provided by (used in) financing activities	2,424	(956)

Effect of exchange rate changes on cash	1,110	(430)
Increase in cash and cash equivalents	8,787	24,858
Cash and cash equivalents at beginning of period	254,164	199,952
Cash and cash equivalents at end of period	$262,951	$224,810

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,030	$564
Issuance of restricted stock	6,005	4,478

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby enabling IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries.  For additional information, refer to Part 1, Item 1, “Business”, in our annual report on Form 10-K for the fiscal year ended September 30, 2010.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of December 31, 2010, cash flows for the three months ended December 31, 2010, and December 31, 2009, and results of operations for the three months ended December 31, 2010, and December 31, 2009.  The results of operations for the three months ended December 31, 2010 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2011.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2010.  Certain reclassifications of prior fiscal year cash flow amounts have been made to conform to the current period presentation.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of December 31, 2010.

Results of Operations

The results of operations for the quarter ended December 31, 2010 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  Collectively, these adjustments reduced net income for the first quarter of fiscal 2011 by $1,710 and diluted earnings per share by approximately $0.08.  These adjustments relate to: (1) $1,474 ($1,014, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive bonus program (AIP); (2) the reversal of a $497 deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; and (3) our under accrual of $290 ($199, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

On October 1, 2008, we adopted various accounting standards issued by the Financial Accounting Standards Board (FASB) for the fair value measurement of all financial assets and financial liabilities.  These standards established a common definition for fair value in generally accepted accounting principles, established a framework for measuring fair value and expanded disclosure about such fair value measurements.  These standards also clarified the application of fair value measurement in an inactive market and illustrated how an entity would determine fair value when the market for a financial asset is not active.  These standards allow measurement at fair value of eligible financial assets and financial liabilities that are not otherwise measured at fair value on an instrument-by-instrument basis (the “fair value option”).  We did not elect the fair value option for any financial assets or financial liabilities that were not previously required to be measured at fair value under other generally accepted accounting principles.  On October 1, 2009, we adopted the accounting provisions that relate to non-financial assets and non-financial liabilities.  We did not elect the fair value option for any non-financial assets or non-financial liabilities that were not previously required to be measured at fair value under other generally accepted accounting principles.  The adoption of these new provisions did not have a material impact on our results of operations, financial position or cash flows.

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

The following table presents assets that we measured at fair value on a recurring basis at December 31, 2010 and September 30, 2010.  As permitted under the relevant standards, we have chosen to not measure any of our liabilities at fair value as we believe our liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$262,951	$-	$-	$262,951
Auction rate securities (ARS)	-	-	8,066	8,066
Total	$262,951	$-	$8,066	$271,017

September 30, 2010	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$254,164	$-	$-	$254,164
Auction rate securities (ARS)	-	-	8,066	8,066
Total	$254,164	$-	$8,066	$262,230

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

We applied these standards to the valuation of our investment in ARS at December 31, 2010.  Our ARS investments at December 31, 2010 consisted of two tax exempt municipal debt securities with a total par value of $8,300.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AA+ by Standard and Poors.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.  There were no changes in the estimated fair value of our ARS during the three months ended December 31, 2010.

Based on our fair value assessment, we determined that one ARS continues to be impaired as of December 31, 2010.  This security has a fair value of $3,116 (par value $3,350).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we first recorded in fiscal 2008.  We believe that this ARS is not permanently impaired because in the event of default by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of December 31, 2010.  See Note 5 for more information on these investments.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

3. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2010	2010

Raw materials	$23,720	$23,542
Work in process	3,255	3,189
Finished goods	27,271	25,165
Total	$54,246	$51,896

The increase in inventory from September 30, 2010 was primarily due to the increased level of demand for our products during the first quarter of fiscal 2011.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $42,758 as of December 31, 2010, and $40,436 as of September 30, 2010.  The increase in goodwill was due to foreign exchange fluctuation of the New Taiwan Dollar.

Goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The recoverability of indefinite lived intangible assets is measured using the royalty savings method.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth within the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.  We completed our annual impairment test during our fourth quarter of fiscal 2010 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended December 31, 2010, so we did not perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill of any of our reporting units.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The components of other intangible assets are as follows:

	December 31, 2010		September 30, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,403	$3,213	$8,206	$2,926
Acquired patents and licenses	8,115	6,213	8,115	6,135
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,640	3,792	11,939	3,300

Total other intangible assets subject to amortization	31,708	15,768	30,810	14,911

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,898	$15,768	$32,000	$14,911

*       Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $662 and $594 for the three months ended December 31, 2010 and 2009, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2011	$ 2,052
2012	2,703
2013	2,536
2014	2,491
2015	2,450

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

5. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	December 31,	September 30,
	2010	2010

Long-term investments	$8,066	$8,066
Other long-term assets	1,577	1,281
Total	$9,643	$9,347

As discussed in Note 2 of this Form 10-Q, our two ARS that we owned as of December 31, 2010 are classified as long-term investments.  The securities are credit enhanced with bond insurance to a AA+ credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we had recognized as of September 30, 2010.  We assessed the impairment and determined that the impairment was temporary as it was related to the illiquid ARS market rather than credit risk.  In addition, we continue to believe this decline in fair value is temporary based on the nature of the underlying debt, the presence of bond insurance, our expectation that the issuer may refinance its debt, the fact that all interest payments have been received, and our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

6. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31,	September 30,
	2010	2010

Accrued compensation	$10,545	$25,752
Goods and services received, not yet invoiced	4,781	4,359
Warranty accrual	336	375
Taxes, other than income taxes	1,178	1,162
Other	3,368	2,865
Total	$20,208	$34,513

The decrease in accrued compensation was primarily due to the payment of our annual incentive bonus program earned in fiscal 2010, partially offset by one quarter of accrual under our annual incentive bonus program related to fiscal 2011.

index

 CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

7. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At December 31, 2010, we had one forward foreign exchange contract to sell Japanese yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2010	Fair Value at September 30, 2010	Fair Value at December 31, 2010	Fair Value at September 30, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$-	$5	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$249	$-

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three months ended December 31:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended
	Statement of Income Location	December 31, 2010	December 31, 2009
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(195)	$490

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

8. CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe certain CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that sought declaratory relief and alleged non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint did not allege any infringement by our products of intellectual property owned by DA Nano.  From June 14 through July 8, 2010, a jury trial for the case was held.  All of Cabot Microelectronics’ patents at issue in the case were found valid.  However, the jury found that DA Nano’s products at issue do not infringe the asserted claims of these patents.  In November 2010, we filed a Notice of Appeal regarding infringement, and DA Nano filed a cross-appeal, both of which are pending.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims and defenses in the pending action are meritorious, and we intend to continue to pursue and defend them.

Refer to Note 17 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2010, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first three months of fiscal 2011 as follows:

Balance as of September 30, 2010	$375
Reserve for product warranty during the reporting period	277
Settlement of warranty	(316)
Balance as of December 31, 2010	$336

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. SHARE-BASED COMPENSATION PLANS

We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (“2000 Equity Incentive Plan”); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP), and, pursuant to our 2000 Equity Incentive Plan, our Directors’ Deferred Compensation Plan, as amended September 23, 2008 and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2010.  In conjunction with certain cost reduction initiatives we implemented in the second quarter of fiscal 2009, the ESPP was amended as of January 19, 2009 to suspend the 15% discount from the fair market value of our stock that employees previously received on their ESPP purchases.  Pursuant to the amended ESPP, effective with the six-month period beginning January 1, 2009, the ESPP shares were purchased at a price equal to the lower of the closing price at the beginning or end of each semi-annual offering period.  In light of improved economic and industry conditions, the ESPP was amended again as of January 1, 2010 to reinstate the 15% discount effective January 1, 2010.

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

Share-based compensation expense for the three months ended December 31, 2010, and 2009, was as follows:

	Three Months Ended
	December 31,
Income statement classifications:	2010	2009

Cost of goods sold	$324	$248
Research, development and technical	311	242
Selling and marketing	316	301
General and administrative	2,478	2,520
Total share-based compensation expense	3,429	3,311
Tax benefit	1,215	1,179
Total share-based compensation expense, net of tax	$2,214	$2,132

For additional information regarding the estimation of fair value, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2010.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

10. OTHER INCOME (EXPENSE), NET

Other income, net, consisted of the following:

	Three Months Ended
	December 31,
	2010	2009

Interest income	$78	$44
Interest expense	(44)	(71)
Other income (expense)	(969)	88
Total other income (expense), net	$(935)	$61

The decrease in other income (expense) was primarily due to foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 7 of this Form 10-Q.

11. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended
	December 31,
	2010	2009

Net income	$16,492	$13,124
Other comprehensive income:
Foreign currency translation adjustment	7,126	(1,334)
Minimum pension liability adjustment	5	7
Total comprehensive income	$23,623	$11,797

The foreign currency translation adjustments during the three months ended December 31, 2010 and 2009 primarily resulted from the changes in the exchange rates of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.

12. INCOME TAXES

Our effective income tax rate was 29.8% for the three months ended December 31, 2010 compared to a 35.4% effective income tax rate for the three months ended December 31, 2009.  The decrease in the effective tax rate during the first quarter of fiscal 2011 reflects the election that we made in the fourth quarter of fiscal 2010 to permanently reinvest the earnings of certain of our foreign subsidiaries outside of the U.S. rather than repatriate those earnings to the U.S., and the reinstatement of the U.S. research and experimentation tax credit in December 2010, which is retroactively effective as of January 1, 2010.  These decreases were partially offset by the impact of the reversal of a $497 deferred tax asset related to certain share-based compensation expense, as discussed in Note 1 under the heading “Results of Operations”.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

13. EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	December 31,
	2010	2009
Numerator:
Earnings available to common shares	$16,492	$13,124

Denominator:
Weighted average common shares	22,710,250	23,167,213
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	420,950	126,677
Diluted weighted average common shares	23,131,200	23,293,890
(Denominator for diluted calculation)

Earnings per share:
Basic	$0.73	$0.57

Diluted	$0.71	$0.56

For the three months ended December 31, 2010 and 2009, approximately 1.6 million and 2.7 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

14. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three months ended December 31, 2010, and 2009, was as follows:

	Three Months Ended
	December 31,
Revenue:	2010	2009
Tungsten slurries	$41,947	$36,047
Dielectric slurries	31,182	26,836
Copper slurries	20,514	17,286
Polishing pads	8,365	6,642
Data storage slurries	7,110	6,069
Engineered Surface Finishes	5,087	4,792
Total revenue	$114,205	$97,672

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

15. NEW ACCOUNTING PRONOUNCEMENTS

In October 2010, we adopted new accounting standards regarding the recognition of a controlling financial interest in a variable interest entity (VIE).  The primary beneficiary of a VIE is defined as the enterprise that has both: 1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  The new standards also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The adoption of these new standards did not have any impact on our results of operations, financial position or cash flows as we do not currently have any interest or arrangements that are considered variable interest entities.

In October 2010, we adopted new accounting standards regarding the recognition of revenue for multiple deliverable revenue arrangements.  The new standards modify the fair value requirements regarding the recognition of revenue under multiple deliverable arrangements by allowing the use of the best estimate of selling price in addition to vendor-specific objective evidence (VSOE) and third-party evidence (TPE) for determining the selling price of a deliverable.  A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined.  In addition, the residual method of allocating arrangement consideration is no longer permitted.  The adoption of these new standards did not have a material effect on our results of operations, financial position or cash flows.

In October 2010, we adopted new accounting standards regarding revenue arrangements that include software elements.  The guidance in these new standards modifies the existing accounting rules regarding the recognition of revenue from the sale of software to exclude: (a) non-software components of tangible products; and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.  The adoption of these new standards did not have a material effect on our results of operations, financial position or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; uses and investment of the Company’s cash balance; the construction of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2010, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2011 OVERVIEW

The economic and industry growth that we saw during fiscal 2010 in the semiconductor industry and for our Company continued in the first quarter of fiscal 2011 as we experienced strong demand for our products.  We are encouraged by reports from industry analysts that estimate annual semiconductor industry revenue will grow in the range of 5% to 10% in 2011.  We are also encouraged by capacity increases that some of our customers are currently bringing on-line and the reports that further capacity expansions are expected to occur during 2011.  We believe semiconductor market growth drivers will include corporate and enterprise information technology spending, wireless multimedia platforms, such as smart phones and tablets, as well as connected home devices.  We are also seeing increased semiconductor content in automobiles.  In general, as worldwide semiconductor production increases, we expect the demand for CMP consumables products will increase as well.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including: the pace, timing and sustainability of the ongoing economic recovery; the cyclical nature of the semiconductor industry; the short order to delivery time for our products and the associated lack of visibility to future customer orders; quarter to quarter changes in customer orders regardless of industry strength; and potential future acquisitions by us.

Revenue for our first quarter of fiscal 2011 was $114.2 million, which represented an increase of 16.9% from the first quarter of fiscal 2010 and an increase of 3.5% from the previous fiscal quarter.  The increase in revenue from the first quarter of fiscal 2010 was primarily due to the economic growth and semiconductor industry growth noted above.  Revenue in our first quarter of fiscal 2011 increased from the prior quarter in spite of the traditional seasonal weakening in demand within the semiconductor industry in the fourth quarter of the calendar year.  Although historically we have often experienced seasonal softening in demand during our second fiscal quarter, we remain optimistic regarding the demand outlook for our full fiscal year.

index

Gross profit expressed as a percentage of revenue for our first quarter of fiscal 2011 was 50.3%.  Our gross profit percentage decreased from 51.6% reported in the first quarter of fiscal 2010 and increased from 48.7% in our prior fiscal quarter.  The decrease in gross profit percentage from the first quarter of fiscal 2010 was primarily due to the absence of a $1.6 million raw material supplier credit that the Company recognized during the first quarter of fiscal 2010, as well as higher fixed manufacturing costs, partially offset by the benefit of increased utilization of our manufacturing capacity.  The increase in gross profit percentage from the prior fiscal quarter was primarily due to the increased utilization of our manufacturing capacity.  We continue to expect our gross profit percentage for full fiscal year 2011 to be in the range of 48% to 50%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $33.0 million in our first quarter of fiscal 2011, compared to $30.1 million in the first quarter of fiscal 2010 and $32.7 million in the previous fiscal quarter.  The increase in operating expenses from the comparable quarter of fiscal 2010 was primarily due to increased staffing-related costs, including fringe benefit expenses associated with our annual incentive bonus program, and higher travel-related expense, partially offset by decreased professional fees, including costs to enforce our intellectual property.  The increase in operating expenses from the prior fiscal quarter was primarily due to increased staffing-related costs, partially offset by decreased professional fees.  We expect full year fiscal 2011 operating expenses to be in the upper end of our guidance range of $125 million to $130 million.

Diluted earnings per share for our first fiscal quarter was $0.71, an increase from diluted earnings per share of $0.56 reported in the first quarter of fiscal 2010 and the $0.66 reported in the previous fiscal quarter.  The increase in diluted earnings per share from the first quarter of fiscal 2010 is primarily due to the increased revenue and a lower effective tax rate.  The increase in diluted earnings per share from the prior fiscal quarter primarily reflects increased revenue and a higher gross profit margin.

The results of operations for the quarter ended December 31, 2010 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  Collectively, these adjustments reduced net income for the first quarter of fiscal 2011 by $1.7 million and diluted earnings per share by approximately $0.08.  These adjustments relate to: (1) $1.5 million ($1.0 million, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive bonus program (AIP); (2) the reversal of a $0.5 million deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; and (3) our under accrual of $0.3 million ($0.2 million, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2010.  We believe there have been no material changes in our critical accounting estimates during the first three months of fiscal 2011.  See Notes 2, 7 and 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010, VERSUS THREE MONTHS ENDED DECEMBER 31, 2009

REVENUE

Revenue was $114.2 million for the three months ended December 31, 2010, which represented a 16.9%, or $16.5 million, increase from the three months ended December 31, 2009.  The increase in revenue was driven by a $19.8 million increase in sales volume and a $1.2 million revenue increase due to the effect of foreign exchange rate changes, primarily related to the Japanese yen.  These increases were partially offset by a $2.5 million decrease in revenue due to a lower-priced product mix and a $2.0 million decrease due to a lower weighted average selling price of for our CMP slurries.  We experienced significant demand increases across all product lines compared to the same period last year.  Although historically we have often experienced seasonal softening in demand during our second fiscal quarter, we remain optimistic regarding the demand outlook for our full fiscal year.

COST OF GOODS SOLD

Total cost of goods sold was $56.8 million for the three months ended December 31, 2010, which represented an increase of 20.1%, or $9.5 million, from the three months ended December 31, 2009.  The increase in cost of goods sold was primarily due to $9.6 million from increased sales volume due to the increased demand for our products associated with the continued economic and industry recovery, a $2.2 million increase due to higher fixed manufacturing costs, and a $1.9 million increase due to the effect of foreign exchange rate changes, primarily related to the Japanese yen, partially offset by a $4.0 million decrease in cost of goods sold due to a lower-cost product mix.

Metal oxides, such as silica and alumina, are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see “Tabular Disclosure of Contractual Obligations” in this Quarterly Report on Form 10-Q as well as in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 50.3% for the three months ended December 31, 2010, as compared to 51.6% for the three months ended December 31, 2009.  The decrease in gross profit as a percentage of revenue was primarily due to the absence of a $1.6 million raw material supplier credit we recognized in the first quarter of fiscal 2010 related to the Company achieving a certain volume threshold in calendar 2009, and higher fixed manufacturing costs, partially offset by the benefits of higher capacity utilization in fiscal 2011.

index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $13.9 million for the three months ended December 31, 2010, which represented an increase of 10.1%, or $1.3 million, from the three months ended December 31, 2009.  The increase was primarily due to $1.1 million in higher staffing-related costs, including employer-paid fringe benefit expenses related to the payment of our fiscal 2010 annual incentive bonus.

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

SELLING AND MARKETING

Selling and marketing expenses were $7.5 million for the three months ended December 31, 2010, which represented an increase of 18.3%, or $1.2 million, from the three months ended December 31, 2009.  The increase was primarily due to $0.7 million in higher staffing-related costs, including employer-paid fringe benefit expenses related to the payment of our fiscal 2010 annual incentive bonus, and $0.4 million in higher travel-related expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $11.7 million for the three months ended December 31, 2010, which represented an increase of 3.8%, or $0.4 million, from the three months ended December 31, 2009.  The increase was primarily due to $0.6 million in higher staffing-related costs, including fringe benefit expenses related to the payment of our fiscal 2010 annual incentive bonus, $0.2 million in higher travel-related expense, and $0.1 million in higher depreciation expense, partially offset by $0.6 million in lower professional fees, including costs to enforce our intellectual property.

OTHER INCOME (EXPENSE), NET

Other expense was $0.9 million for the three months ended December 31, 2010 compared to other income of $0.1 million during the three months ended December 31, 2009.  The increase in other expense was primarily due to foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 7 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 29.8% for the three months ended December 31, 2010 compared to a 35.4% effective income tax rate for the three months ended December 31, 2009.  The decrease in the effective tax rate during the first quarter of fiscal 2011 reflects the election that we made in the fourth quarter of fiscal 2010 to permanently reinvest the earnings of certain of our foreign subsidiaries outside of the U.S. rather than repatriate those earnings to the U.S., and the reinstatement of the U.S. research and experimentation tax credit in December 2010, which is retroactively effective as of January 1, 2010.  These decreases were partially offset by the impact of the reversal of a $497 deferred tax asset related to certain share-based compensation expense, as discussed in Note 1 of the Notes to the Consolidated Financial Statements under the heading “Results of Operations”.

index

NET INCOME

Net income was $16.5 million for the three months ended December 31, 2010 which represented an increase of 25.7%, or $3.4 million, from the three months ended December 31, 2009.  The increase was primarily due to the increased sales volume and the decrease in our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We generated $8.5 million in cash flows from operating activities in the first three months of fiscal 2011, compared to $27.2 million in cash from operating activities in the first three months of fiscal 2010.  Our cash flows provided by operating activities in the first three months of fiscal 2011 originated from $16.5 million in net income, $10.5 million in non-cash items and a $18.5 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flows from operating activities compared to the first three months of fiscal 2010 was primarily due to payments of accrued liabilities, including the payment made in the first quarter of fiscal 2011 of our fiscal 2010 annual incentive bonus, as well as changes in accounts receivable and inventory balances due to the significant increase in sales in fiscal 2011, partially offset by increased net income in fiscal 2011.

In the first three months of fiscal 2011, cash flows used in investing activities were $3.3 million for purchases of property, plant and equipment, the single largest category of which was for improvements in our information technology systems.  In the first three months of fiscal 2010, cash flows used in investing activities were $0.9 million, representing $0.8 million in purchases of property, plant and equipment and $0.1 million in other investing activities.  We estimate that our total capital expenditures in fiscal 2011 will be approximately $25.0 million, including $12.0 million for our manufacturing and research and development facility in South Korea.

In the first three months of fiscal 2011, cash flows generated by financing activities were $2.4 million.  We received $13.5 million from the issuance of common stock related to the exercise of stock options granted under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010, and we received $0.6 million in windfall tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.  These cash inflows were partially offset by $10.0 million in repurchases of common stock under our share repurchase program, $1.4 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld from employees to cover payroll taxes on the vesting of restricted stock granted under the EIP, and $0.3 million in principal payments under capital lease obligations.  In the first three months of fiscal 2010, cash flows used in financing activities were $1.0 million, representing $0.8 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld from employees to cover payroll taxes on the vesting of restricted stock granted under the EIP and $0.3 million in principal payments under capital lease obligations, partially offset by $0.1 million received from the issuance of common stock under our EIP.

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We repurchased 249,194 shares for $10.0 million during the first three months of fiscal 2011.  No shares were repurchased during the first three months of fiscal 2010.  As of December 31, 2010, we had $15.0 million remaining under this share repurchase program.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock, which will commence following the completion of our existing $75.0 million share repurchase program.  We fund share purchases under these programs from our available cash balance.

index

We have an unsecured revolving credit facility of $50.0 million with an option to increase the facility to $80.0 million.  Pursuant to an amendment we entered into in October 2008, the agreement extends through October 2011, with an option to renew for two additional one-year terms.  In November 2010, the scheduled termination date was extended by one year through October 2012.  Under this agreement, interest accrues on any outstanding balance at either the lending institution’s base rate or the Eurodollar rate plus an applicable margin.  We also pay a non-use fee.  Loans under this facility are intended primarily for general corporate purposes, including financing working capital, capital expenditures and acquisitions.  The credit agreement also contains various covenants.  No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities, and share repurchases for the foreseeable future.  However, we plan to further expand our business; therefore, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2010, and September 30, 2010, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Purchase obligations	$50.8	$48.0	$1.8	$0.3	$0.7
Capital lease obligations	1.0	1.0	-	-	-
Operating leases	10.7	3.3	3.7	1.9	1.8
Other long-term liabilities	4.4	-	-	-	4.4
Total contractual obligations	$66.9	$52.3	$5.5	$2.2	$6.9

We operate under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, under which we are generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  This agreement was amended in April 2008 to extend the termination date to December 2012 and to change the pricing and some other non-material terms of the agreement.  The agreement will automatically renew unless either party gives certain notice of non-renewal.  We currently anticipate we will not have to pay any shortfall under this agreement.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $17.4 million of contractual commitments for fumed silica and fumed alumina under these contracts.

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2010, for additional information regarding our contractual obligations.

index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen and the New Taiwan dollar.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  During the three months ended December 31, 2010, we recorded $7.1 million in currency translation gains, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily relate to the general fluctuations of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.  Approximately 15% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is limited.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of December 31, 2010, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At December 31, 2010, we owned two auction rate securities (ARS) with a total estimated fair value of $8.1 million ($8.3 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe certain CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that sought declaratory relief and alleged non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint did not allege any infringement by our products of intellectual property owned by DA Nano.  From June 14 through July 8, 2010, a jury trial for the case was held.  All of Cabot Microelectronics’ patents at issue in the case were found valid.  However, the jury found that DA Nano’s products at issue do not infringe the asserted claims of these patents.  In November 2010, we filed a Notice of Appeal regarding infringement, and DA Nano filed a cross-appeal, both of which are pending.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims and defenses in the pending action are meritorious, and we intend to continue to pursue and defend them.

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  For example, weakness in the U.S. and global economy and stress in the financial markets caused a significant decrease in demand for our products during the first half of fiscal 2009, and our revenue decreased dramatically from revenue earned in fiscal 2008.  Demand for our products increased significantly during the second half of fiscal 2009 and this strength in demand has continued through fiscal 2010 and the first quarter of fiscal 2011.  While we continue to see positive signs of growth in the semiconductor industry, it is difficult to predict trends due to our limited visibility to future customer orders.  If the global economy weakens, we could experience material adverse impacts on our results of operations and financial condition.

Adverse global economic conditions may have other negative effects on our Company.  For instance, we may experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us or our production process may be harmed if our suppliers cannot fulfill their obligations to us.  We may also have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

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

During the three months ended December 31, 2010 and 2009, our five largest customers accounted for approximately 48% and 46% of our revenue, respectively.  During the three months ended December 31, 2010, Taiwan Semiconductor Manufacturing Company (TSMC) and United Microelectronics Corporation (UMC) were our largest customers accounting for approximately 18% and 11%, respectively, of our revenue.  During the three months ended December 31, 2009, TSMC and UMC accounted for approximately 18% and less than 10%, respectively, of our revenue.  During full fiscal year 2010, our five largest customers accounted for approximately 48% of our revenue, with TSMC and UMC accounting for approximately 18% and 11%, respectively.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations, and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including fumed silica, which we use for certain of our slurries, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw material suppliers.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86% of our revenue was generated by sales to customers outside of the United States for both the three months ended December 31, 2010 and the full fiscal year ended September 30, 2010.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also encounter the risks that we may not be able to repatriate the earnings from certain of our foreign operations, derive the anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in companies, either through acquisitions, investments or alliances, in order to supplement our internal growth and development efforts.  Acquisitions and investments, including our acquisition of Epoch Material Co., Ltd., a Taiwan-based company,  involve numerous risks, including the following: difficulties in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

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

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the current litigation between us and DuPont Air Products NanoMaterials (DA Nano), in which the validity of all of our patents at issue in the matter was upheld as further described above in “Legal Proceedings” in this Quarterly Report on Form 10-Q, could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.  For example, in fiscal 2010, costs associated with enforcing our intellectual property caused our operating expenses to increase.

WE MAY NOT BE ABLE TO MONETIZE OUR INVESTMENTS IN AUCTION RATE SECURITIES IN THE SHORT TERM AND WE COULD EXPERIENCE A DECLINE IN THEIR MARKET VALUE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We owned auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) at December 31, 2010, which were classified as Other Long-Term Assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not lessen, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

index

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2010	324	$33.72	-	$25,005
Nov. 1 through Nov. 30, 2010	255,735	$40.11	249,194	$140,005
Dec. 1 through Dec. 31, 2010	26,235	$41.51	-	$140,005
Total	282,294	$40.24	249,194	$140,005

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  Share repurchases are made from time to time, in open market transactions, depending on market conditions, at management’s discretion.  We repurchased 249,194 shares for $10.0 million under this program during the first three months of fiscal 2011.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock, which will commence following the completion of our existing $75.0 million share repurchase program.  We fund share purchases under these programs from our available cash balance.

Separate from this share repurchase program, a total of 33,100 shares were purchased during the first quarter of fiscal 2011 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) as shares withheld from award recipients and to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP.

index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.4	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).

10.5	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).

10.34	Code of Business Conduct.

10.46	Non-Employee Directors’ Compensation Summary to be effective as of March 2011.

10.54	Cabot Microelectronics Corporation Annual Incentive and Sales Incentive Programs.

10.58	Employee Stock Purchase Plan Prospectus as of November 24, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: February 8, 2011	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 8, 2011	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]