Form 10-Q
period 2011-03-31
CABOT MICROELECTRONICS CORP
filed 2011-05-09
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2011

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

As of April 30, 2011, the Company had 23,515,270 shares of Common Stock, par value $0.001 per share, outstanding.

index

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenue	$109,660	$98,556	$223,865	$196,228

Cost of goods sold	56,927	49,091	113,701	96,355

Gross profit	52,733	49,465	110,164	99,873

Operating expenses:
Research, development and technical	14,919	12,908	28,775	25,489
Selling and marketing	6,791	6,530	14,271	12,852
General and administrative	11,567	12,699	23,243	23,944
Total operating expenses	33,277	32,137	66,289	62,285

Operating income	19,456	17,328	43,875	37,588

Other income (expense), net	646	(440)	(289)	(379)
Income before income taxes	20,102	16,888	43,586	37,209

Provision for income taxes	7,010	5,941	14,002	13,138

Net income	$13,092	$10,947	$29,584	$24,071

Basic earnings per share	$0.57	$0.47	$1.29	$1.04

Weighted average basic shares outstanding	23,032	23,263	22,857	23,205

Diluted earnings per share	$0.55	$0.47	$1.26	$1.03

Weighted average diluted shares outstanding	23,693	23,485	23,395	23,367

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$278,334	$254,164
Accounts receivable, less allowance for doubtful accounts of $1,148 at March 31, 2011, and $1,121 at September 30, 2010	60,049	57,456
Inventories	55,608	51,896
Prepaid expenses and other current assets	23,045	13,973
Deferred income taxes	4,308	3,540
Total current assets	421,344	381,029

Property, plant and equipment, net	117,336	115,811
Goodwill	42,477	40,436
Other intangible assets, net	16,365	17,089
Deferred income taxes	1,295	8,044
Other long-term assets	10,690	9,347
Total assets	$609,507	$571,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,330	$17,521
Capital lease obligations	664	1,296
Accrued expenses and other current liabilities	24,420	34,513
Total current liabilities	41,414	53,330

Capital lease obligations, net of current portion	7	12
Other long-term liabilities	5,416	4,071
Total liabilities	46,837	57,413

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 27,530,323 shares at March 31, 2011, and 26,384,715 shares at September 30, 2010	27	26
Capital in excess of par value of common stock	267,698	228,103
Retained earnings	413,351	383,767
Accumulated other comprehensive income	24,065	18,538
Treasury stock at cost, 4,044,187 shares at March 31, 2011, and 3,446,069 shares at September 30, 2010	(142,471)	(116,091)
Total stockholders’ equity	562,670	514,343

Total liabilities and stockholders’ equity	$609,507	$571,756

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$29,584	$24,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,028	12,642
Provision for doubtful accounts	30	(117)
Share-based compensation expense	7,198	6,395
Deferred income tax expense (benefit)	2,379	(249)
Non-cash foreign exchange (gain) loss	(51)	1,127
Loss on disposal of property, plant and equipment	38	68
Other	281	27
Changes in operating assets and liabilities:
Accounts receivable	(2,349)	(2,285)
Inventories	(3,379)	(3,161)
Prepaid expenses and other assets	(5,602)	(537)
Accounts payable	(2,896)	1,232
Accrued expenses, income taxes payable and other liabilities	(9,972)	8,408
Net cash provided by operating activities	27,289	47,621

Cash flows from investing activities:
Additions to property, plant and equipment	(9,737)	(5,338)
Proceeds from sales of property, plant and equipment	1	-
Purchase of patents	-	(115)
Proceeds from the sale of investments	25	50
Net cash used in investing activities	(9,711)	(5,403)

Cash flows from financing activities:
Repurchases of common stock	(26,380)	(751)
Net proceeds from issuance of stock	31,835	1,391
Windfall tax benefits associated with share-based compensation expense	908	-
Principal payments under capital lease obligations	(637)	(595)
Net cash provided by financing activities	5,726	45

Effect of exchange rate changes on cash	866	(500)
Increase in cash and cash equivalents	24,170	41,763
Cash and cash equivalents at beginning of period	254,164	199,952
Cash and cash equivalents at end of period	$278,334	$241,715

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,489	$790
Issuance of restricted stock	6,693	4,985

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of March 31, 2011, cash flows for the six months ended March 31, 2011, and March 31, 2010, and results of operations for the three and six months ended March 31, 2011, and March 31, 2010.  The results of operations for the three and six months ended March 31, 2011 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2011.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2010.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of March 31, 2011.

Results of Operations

The results of operations for the three and six months ended March 31, 2011 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  An adjustment in the second quarter of fiscal 2011 reduced net income for the quarter by $671 and diluted earnings per share by approximately $0.03.  This adjustment relates to income tax expense of $671 recorded for certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded.  Adjustments in the first quarter of fiscal 2011 relate to: (1) $1,474 ($1,014, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive cash bonus program (AIP); (2) the reversal of a $497 deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; and (3) our under accrual of $290 ($199, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP.  Collectively, these adjustments reduced net income for the first six months of fiscal 2011 by $2,381 and diluted earnings per share by approximately $0.10.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

On October 1, 2009, we adopted the accounting provisions that relate to the fair value of non-financial assets and non-financial liabilities.  We did not elect the fair value option for any non-financial assets or non-financial liabilities that were not previously required to be measured at fair value under other generally accepted accounting principles.  The adoption of these new provisions did not have a material impact on our results of operations, financial position or cash flows.

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

The following table presents assets that we measured at fair value on a recurring basis at March 31, 2011 and September 30, 2010.  As permitted under the relevant standards, we have chosen to not measure any of our current liabilities at fair value as we believe our current liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

March 31, 2011	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$278,334	$-	$-	$278,334
Auction rate securities (ARS)	-	-	8,041	8,041
Other long-term investments	952	-	-	952
Total	$279,286	$-	$8,041	$287,327

September 30, 2010	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$254,164	$-	$-	$254,164
Auction rate securities (ARS)	-	-	8,066	8,066
Other long-term investments	-	-	-	-
Total	$254,164	$-	$8,066	$262,230

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP has been deemed a nonqualified plan.  Consequently, the Company owns the assets and the related liability for disbursement until such time a participant makes a qualifying withdrawal, and should have recorded the assets and liability in our Consolidated Balance Sheet in prior periods.  As a result, during the quarter ended March 31, 2011, we established a long-term asset of $952 representing the fair value of SERP investments held at March 31 and a corresponding liability of $952 in other long-term liabilities on our Consolidated Balance Sheet.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at March 31, 2011.  Our ARS investments at March 31, 2011 consisted of two tax exempt municipal debt securities with a total par value of $8,275.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AA+ by Standard and Poors.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.  The following table presents a reconciliation of the activity in fiscal 2011 for fair value measurements using level 3 inputs:

Balance as of October 1, 2010	$8,066
Net sales of ARS	(25)
Balance as of March 31, 2011	$8,041

Based on our fair value assessment, we determined that one ARS continues to be impaired as of March 31, 2011.  This security has a fair value of $3,091 (par value $3,325).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we previously recorded.  We believe that this ARS is not permanently impaired because in the event of default by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, we successfully monetized at par value $25 of this security during our fiscal quarter ended March 31, 2011 and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of March 31, 2011.  See Note 5 for more information on these investments.

3. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2011	2010

Raw materials	$24,828	$23,542
Work in process	4,330	3,189
Finished goods	26,450	25,165
Total	$55,608	$51,896

The increase in inventory from September 30, 2010 was primarily due to the increased level of demand for our products during the six months of fiscal 2011.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $42,477 as of March 31, 2011, and $40,436 as of September 30, 2010.  The increase in goodwill was due to foreign exchange fluctuations of the New Taiwan Dollar.

Goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The recoverability of indefinite lived intangible assets is measured using the royalty savings method.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth within the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.  We completed our annual impairment test during our fourth quarter of fiscal 2010 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended March 31, 2011, so we did not perform an impairment review for goodwill and indefinite lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill of any of our reporting units.

The components of other intangible assets are as follows:

	March 31, 2011		September 30, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,379	$3,448	$8,206	$2,926
Acquired patents and licenses	8,115	6,291	8,115	6,135
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,555	4,135	11,939	3,300

Total other intangible assets subject to amortization	31,599	16,424	30,810	14,911

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,789	$16,424	$32,000	$14,911

*       Total other intangible assets not subject to amortization consist primarily of trade names.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Amortization expense on our other intangible assets was $682 and $1,344 for the three and six months ended March 31, 2011, respectively.  Amortization expense on our other intangible assets was $599 and $1,193 for the three and six months ended March 31, 2010, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2011	$1,361
2012	2,689
2013	2,523
2014	2,478
2015	2,438

5. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	March 31,	September 30,
	2011	2010

Long-term ARS	$8,041	$8,066
Other long-term assets	1,697	1,281
Other long-term investments	952	-
Total	$10,690	$9,347

As discussed in Note 2 of this Form 10-Q, our two ARS that we owned as of March 31, 2011 are classified as long-term investments.  The securities are credit enhanced with bond insurance to a AA+ credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we had recognized as of September 30, 2010.  We assessed the impairment and determined that the impairment was temporary as it was related to the illiquid ARS market rather than credit risk.  In addition, we continue to believe this decline in fair value is temporary based on the nature of the underlying debt, the presence of bond insurance, our expectation that the issuer may refinance its debt, the fact that all interest payments have been received, our successful monetization of $25 of this ARS during the quarter ended March 31, 2011 and our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

As discussed in Note 2 of this Form 10-Q, we recorded a long-term asset and a corresponding long-term liability of $952 representing the fair value of our SERP investments as of March 31, 2011.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	September 30,
	2011	2010

Accrued compensation	$14,863	$25,752
Goods and services received, not yet invoiced	4,470	4,359
Warranty accrual	329	375
Taxes, other than income taxes	1,367	1,162
Other	3,391	2,865
Total	$24,420	$34,513

The decrease in accrued compensation was primarily due to the payment of our AIP earned in fiscal 2010, partially offset by six months of accrual under our AIP related to fiscal 2011.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At March 31, 2011, we had one forward foreign exchange contract to sell Japanese yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2011	Fair Value at September 30, 2010	Fair Value at March 31, 2011	Fair Value at September 30, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$56	$5	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$-	$-

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three and six months ended March 31:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Six Months Ended
	Statement of Income Location	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$133	$(20)	$(62)	$470

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first six months of fiscal 2011 as follows:

Balance as of September 30, 2010	$375
Reserve for product warranty during the reporting period	543
Settlement of warranty	(589)
Balance as of March 31, 2011	$329

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. SHARE-BASED COMPENSATION PLANS

We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (“2000 Equity Incentive Plan”); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP), and, pursuant to our 2000 Equity Incentive Plan, our Directors’ Deferred Compensation Plan, as amended September 23, 2008, and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2010.  In conjunction with certain cost reduction initiatives we implemented in the second quarter of fiscal 2009, the ESPP was amended as of January 19, 2009 to suspend the 15% discount from the fair market value of our stock that employees previously received on their ESPP purchases.  Pursuant to the amended ESPP, effective with the six-month period beginning January 1, 2009, the ESPP shares were purchased at a price equal to the lower of the closing price at the beginning or end of each semi-annual offering period.  In light of improved economic and industry conditions, the ESPP was amended again as of January 1, 2010 to reinstate the 15% discount effective January 1, 2010.

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

Share-based compensation expense for the three and six months ended March 31, 2011, and 2010, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Cost of goods sold	$289	$235	$613	$483
Research, development and technical	243	220	554	462
Selling and marketing	264	235	580	536
General and administrative	2,973	2,394	5,451	4,914
Total share-based compensation expense	3,769	3,084	7,198	6,395
Tax benefit	1,337	1,098	2,552	2,277
Total share-based compensation expense, net of tax	$2,432	$1,986	$4,646	$4,118

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Our non-employee directors received their annual equity award in March 2011.  The award agreements continue to provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the Cabot Microelectronics Corporation 2000 Equity Incentive Plan, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company’s bylaws.  Five of the Company’s non-employee directors had completed at least two full terms of service as of the date of the March 2011 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $1,010 of the awards to these five directors to share-based compensation expense in the fiscal quarter ended March 31, 2011 rather than recording that expense over the one-year vesting period stated in the award agreement.

For additional information regarding the estimation of fair value, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2010.

10. OTHER INCOME (EXPENSE), NET

Other income (expense) net, consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Interest income	$63	$38	$141	$82
Interest expense	(37)	(60)	(81)	(131)
Other income (expense)	620	(418)	(349)	(330)
Total other income (expense), net	$646	$(440)	$(289)	$(379)

The increase in other income (expense) was primarily due to foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 7 of this Form 10-Q.

11. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income	$13,092	$10,947	$29,584	$24,071
Other comprehensive income:
Foreign currency translation adjustment	(1,609)	105	5,517	(1,229)
Minimum pension liability adjustment	5	6	10	13
Total comprehensive income	$11,488	$11,058	$35,111	$22,855

The foreign currency translation adjustments during the three and six months ended March 31, 2011 and 2010 primarily resulted from the changes in the exchange rates of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

12. INCOME TAXES

Our effective income tax rate was 34.9% and 32.1% for the three and six months ended March 31, 2011, respectively, compared to 35.2% and 35.3% for the three and six months ended March 31, 2010.  The decrease in the effective tax rate during fiscal 2011 reflects the election that we made in the fourth quarter of fiscal 2010 to permanently reinvest the earnings of certain of our foreign subsidiaries outside of the U.S. rather than repatriate those earnings to the U.S., and the reinstatement of the U.S. research and experimentation tax credit in December 2010, which is retroactively effective as of January 1, 2010.  These decreases were partially offset by the impact of $671 in income tax expense related to certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded, and the reversal of a $497 deferred tax asset related to certain share-based compensation expense, as discussed in Note 1 under the heading “Results of Operations”.

13. EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Earnings available to common shares	$13,092	$10,947	$29,584	$24,071

Denominator:
Weighted average common shares	23,031,947	23,262,631	22,857,413	23,205,318
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	661,307	222,795	537,355	162,078
Diluted weighted average common shares	23,693,254	23,485,426	23,394,768	23,367,396
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.57	$0.47	$1.29	$1.04

Diluted	$0.55	$0.47	$1.26	$1.03

For the three months ended March 31, 2011 and 2010, approximately 1.3 million and 2.6 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the six months ended March 31, 2011 and 2010, approximately 1.4 million and 2.6 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

14. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and six months ended March 31, 2011, and 2010, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Revenue:	2011	2010	2011	2010
Tungsten slurries	$40,258	$35,402	$82,205	$71,449
Dielectric slurries	29,746	28,421	60,928	55,258
Copper slurries	19,502	18,176	40,016	35,462
Polishing pads	7,724	7,213	16,089	13,855
Data storage slurries	6,975	5,042	14,085	11,110
Engineered Surface Finishes	5,455	4,302	10,542	9,094
Total revenue	$109,660	$98,556	$223,865	$196,228

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

SECOND QUARTER OF FISCAL 2011 OVERVIEW

In March 2011, a major earthquake and resulting tsunami struck the northeast part of Japan.  We do not believe these natural disasters have had or will have a material impact on our business or our supply chain in fiscal 2011.  Our employees and facilities in Japan were not directly impacted by the disasters, and we continue to operate without interruption.  However, it is unclear what long-term effects these disasters may have on Japan’s economy, on the global economic environment, on the supply chain for the semiconductor industry or on the overall semiconductor industry.  We are not currently aware of any significant supply chain issues for our Company.

In January 2011, we announced we had broken ground on the construction of our planned South Korea manufacturing and research and development center.  The facility will be located in the Gyeonggi Province, approximately 55 kilometers south of Seoul, and is in close proximity to our customers.  We currently expect the construction of the building to be completed by the end of our fiscal 2011 with equipment placed in service in the first quarter of fiscal 2012.

The economic and industry growth that we saw during fiscal 2010 in the overall semiconductor industry and for our Company continued through the second quarter of fiscal 2011.  Despite the recent disasters in Japan, we are encouraged by reports from some industry analysts that estimate annual semiconductor industry unit growth in the range of 5% to 9% in 2011.  We are also encouraged by some of our customers’ near term forecasts and their expectation that end user demand for electronics will remain solid.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled “Risk Factors” in this 10-Q.

Revenue for our second quarter of fiscal 2011 was $109.7 million, which represented an increase of 11.3% from the second quarter of fiscal 2010 and a decrease of 4.0% from the previous fiscal quarter.  We believe the increase in revenue from the second quarter of fiscal 2010 was primarily due to the economic growth and semiconductor industry growth noted above, as demand increased across each of our business areas.  The decrease in revenue in our second quarter of fiscal 2011 from the prior quarter reflected historical seasonal trends for our Company.  We remain optimistic regarding the demand outlook for our full fiscal year 2011.

index

Gross profit expressed as a percentage of revenue for our second quarter of fiscal 2011 was 48.1% and was 49.2% on a year-to-date basis.  Our gross profit percentage decreased from 50.2% reported in the second quarter of fiscal 2010 and decreased from 50.3% in our prior fiscal quarter.  The decrease in gross profit percentage from the second quarter of fiscal 2010 was primarily due to the negative effects of foreign exchange rate changes, selective price decreases and higher fixed manufacturing costs, partially offset by increased utilization of our manufacturing capacity.  The decrease in gross profit percentage from the prior fiscal quarter was primarily due to selective price decreases, higher sample costs related to product evaluations, higher logistics costs driven by increased oil prices and lower manufacturing yields.  We continue to expect our gross profit percentage for full fiscal year 2011 to be in the range of 48% to 50%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $33.3 million in our second quarter of fiscal 2011, compared to $32.1 million in the second quarter of fiscal 2010 and $33.0 million in the previous fiscal quarter.  The increase in operating expenses from the comparable quarter of fiscal 2010 was primarily due to increased staffing-related costs, including employee separation costs, and higher expenses for clean room materials, partially offset by decreased professional fees, including costs to enforce our intellectual property and lower travel-related costs.  The increase in operating expenses from the prior fiscal quarter was primarily due to higher expenses for clean room materials, increased staffing-related costs, including employee separation costs, and higher professional fees, partially offset by lower travel-related expenses.  We currently expect full year fiscal 2011 operating expenses to be in the range of $130 million to $135 million, which represents an increase from our previous full year estimate of $125 million to $130 million.  The increase is primarily due to higher staffing-related costs than we previously had expected.

Diluted earnings per share for our second fiscal quarter was $0.55, an increase from diluted earnings per share of $0.47 reported in the second quarter of fiscal 2010 and a decrease from the $0.71 reported in the previous fiscal quarter.  The increase in diluted earnings per share from the second quarter of fiscal 2010 is primarily due to the increased revenue, partially offset by the effects of a lower gross profit margin.  The decrease in diluted earnings per share from the prior fiscal quarter primarily reflects decreased revenue and a lower gross profit margin.  Diluted earnings per share for our second fiscal quarter were adversely impacted by approximately $0.02 due to higher average shares outstanding, as a result of stock option exercises, and a larger dilutive impact of “in-the-money” outstanding stock options in light of a higher average price of our common stock, partially offset by share repurchases.

In addition, the results of operations for the three and six months ended March 31, 2011 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  An adjustment in the second quarter of fiscal 2011 reduced net income by $0.7 million and diluted earnings per share by approximately $0.03.  This adjustment relates to income tax expense of $0.7 million recorded for certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded.  Adjustments in the first quarter of fiscal 2011 relate to: (1) $1.5 million ($1.0 million, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive cash bonus program (AIP); (2) the reversal of a $0.5 million deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; and (3) our under accrual of $0.3 million ($0.2 million, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP.  Collectively, these adjustments reduced net income for the first six months of fiscal 2011 by $2.4 million and diluted earnings per share by approximately $0.10.

index

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2010.  We believe there have been no material changes in our critical accounting estimates during the first six months of fiscal 2011.  See Notes 2, 7 and 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011, VERSUS THREE MONTHS ENDED MARCH 31, 2010

REVENUE

Revenue was $109.7 million for the three months ended March 31, 2011, which represented a 11.3%, or $11.1 million, increase from the three months ended March 31, 2010.  The increase in revenue was driven by a $12.4 million increase in sales volume and a $1.3 million revenue increase due to the effect of foreign exchange rate changes, primarily related to the Japanese yen.  These increases were partially offset by a $2.0 million decrease in revenue due to a lower weighted-average selling price of our CMP slurries and a $0.6 million decrease due to a lower-priced product mix.  We experienced demand increases across all product lines compared to the same period last year and, despite the recent disasters in Japan, we are optimistic regarding continued strong semiconductor industry demand for the remainder of fiscal 2011.

COST OF GOODS SOLD

Total cost of goods sold was $56.9 million for the three months ended March 31, 2011, which represented an increase of 16.0%, or $7.8 million, from the three months ended March 31, 2010.  The increase in cost of goods sold was primarily due to $6.2 million from increased sales volume due to the increased demand for our products, a $3.3 million increase due to the effect of foreign exchange rate changes, primarily related to the Japanese yen, a $1.3 million increase due to higher fixed manufacturing costs, and a $1.3 million increase due to certain production variances, partially offset by a $3.8 million decrease in cost of goods sold due to a lower-cost product mix and $0.7 million due to increased utilization of our manufacturing capacity on the increased sales volume.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.1% for the three months ended March 31, 2011, as compared to 50.2% for the three months ended March 31, 2010.  The decrease in gross profit as a percentage of revenue was primarily due to the negative effects of foreign exchange rate changes, selective price decreases and higher fixed manufacturing costs, partially offset by increased utilization of our manufacturing capacity.

index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $14.9 million for the three months ended March 31, 2011, which represented an increase of 15.6%, or $2.0 million, from the three months ended March 31, 2010.  The increase was primarily due to $1.1 million in higher staffing-related costs, including higher staffing levels and certain employee separation costs, and $0.9 million in higher expenses for clean room materials.

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

SELLING AND MARKETING

Selling and marketing expenses were $6.8 million for the three months ended March 31, 2011, which represented an increase of 4.0%, or $0.3 million, from the three months ended March 31, 2010.  The increase was primarily due to $0.1 million in higher staffing-related costs and $0.1 in higher trade show expenses, partially offset by $0.1 million in lower travel-related expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $11.6 million for the three months ended March 31, 2011, which represented a decrease of 8.9%, or $1.1 million, from the three months ended March 31, 2010.  The decrease was primarily due to $1.2 million in lower professional fees, including costs to enforce our intellectual property.

OTHER INCOME (EXPENSE), NET

Other income was $0.6 million for the three months ended March 31, 2011 compared to other expense of $0.4 million during the three months ended March 31, 2010.  The increase in other income was primarily due to unrealized foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 7 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 34.9% for the three months ended March 31, 2011 compared to a 35.2% effective income tax rate for the three months ended March 31, 2010.  The decrease in the effective tax rate during the second quarter of fiscal 2011 reflects the election that we made in the fourth quarter of fiscal 2010 to permanently reinvest the earnings of certain of our foreign subsidiaries outside of the U.S. rather than repatriate those earnings to the U.S., and the reinstatement of the U.S. research and experimentation tax credit in December 2010, which is retroactively effective as of January 1, 2010.  These decreases were partially offset by the impact of $671 in income tax expense related to certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded, as discussed in Note 1 of the Notes to the Consolidated Financial Statements under the heading “Results of Operations”.

index

NET INCOME

Net income was $13.1 million for the three months ended March 31, 2011, which represented an increase of 19.6%, or $2.1 million, from the three months ended March 31, 2010.  The increase was primarily due to the increased sales volume, partially offset by a lower gross margin percentage.

SIX MONTHS ENDED MARCH 31, 2011, VERSUS SIX MONTHS ENDED MARCH 31, 2010

REVENUE

Revenue was $223.9 million for the six months ended March 31, 2011, which represented a 14.1%, or $27.6 million, increase from the six months ended March 31, 2010.  The increase in revenue was driven by a $32.2 million increase in sales volume and a $2.5 million revenue increase due to the effect of foreign exchange rate changes, primarily related to the Japanese yen.  These increases were partially offset by a $4.0 million decrease in revenue due to a lower weighted-average selling price of our CMP slurries and a $3.1 million decrease due to a lower-priced product mix.  We experienced demand increases across all product lines compared to the same period last year.

COST OF GOODS SOLD

Total cost of goods sold was $113.7 million for the six months ended March 31, 2011, which represented an increase of 18.0%, or $17.3 million, from the six months ended March 31, 2010.  The increase in cost of goods sold was primarily due to $15.8 million from increased sales volume due to the increased demand for our products, a $5.0 million increase due to the effect of foreign exchange rate changes, primarily related to the Japanese yen, a $3.1 million increase due to higher fixed manufacturing costs, and a $2.6 million increase due to certain production variances.  These increases in costs of goods sold were partially offset by a $8.0 million decrease due to a lower-cost product mix and a $1.4 million decrease due to increased utilization of our manufacturing capacity.

GROSS PROFIT

Our gross profit as a percentage of revenue was 49.2% for the six months ended March 31, 2011, as compared to 50.9% for the six months ended March 31, 2010.  The decrease in gross profit as a percentage of revenue was primarily due to the absence of a $1.6 million raw material supplier credit we recognized in the first quarter of fiscal 2010 related to the Company achieving a certain volume threshold in calendar 2009, a lower weighted-average selling price of our CMP slurries, higher fixed manufacturing costs and the negative effects of foreign exchange rate changes, partially offset by a higher-valued product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $28.8 million for the six months ended March 31, 2011, which represented an increase of 12.9%, or $3.3 million, from the six months ended March 31, 2010.  The increase was primarily due to $2.1 million in higher staffing-related costs, related to higher staffing levels and certain employee separation costs, and $0.9 million in higher expenses for clean room materials.

SELLING AND MARKETING

Selling and marketing expenses were $14.3 million for the six months ended March 31, 2011, which represented an increase of 11.0%, or $1.4 million, from the six months ended March 31, 2010.  The increase was primarily due to $0.9 million in higher staffing-related costs, $0.2 million in higher travel-related costs and $0.1 in higher professional fees.

index

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $23.2 million for the six months ended March 31, 2011, which represented a decrease of 2.9%, or $0.7 million, from the six months ended March 31, 2010.  The decrease was primarily due to $1.8 million in lower professional fees, including costs to enforce our intellectual property, partially offset by $0.7 in higher staffing-related costs and $0.3 million in higher depreciation expenses.

OTHER INCOME (EXPENSE), NET

Other expense was $0.3 million for the six months ended March 31, 2011 compared to $0.4 million during the six months ended March 31, 2010.  The decrease in other expense was primarily due to an increase in miscellaneous income of $0.2 million partially offset by foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 7 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 32.1% for the six months ended March 31, 2011 compared to a 35.3% effective income tax rate for the six months ended March 31, 2010.  The decrease in the effective tax rate during the first six months of fiscal 2011 reflects the election that we made in the fourth quarter of fiscal 2010 to permanently reinvest the earnings of certain of our foreign subsidiaries outside of the U.S. rather than repatriate those earnings to the U.S., and the reinstatement of the U.S. research and experimentation tax credit in December 2010, which is retroactively effective as of January 1, 2010.  These decreases were partially offset by the impact of $671 in income tax expense related to certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded, and the reversal of a $497 deferred tax asset related to certain share-based compensation expense, as discussed in Note 1 of the Notes to the Consolidated Financial Statements under the heading “Results of Operations”.

NET INCOME

Net income was $29.6 million for the six months ended March 31, 2011 which represented an increase of 22.9%, or $5.5 million, from the six months ended March 31, 2010.  The increase was primarily due to the increased sales volume, partially offset by a lower gross margin percentage and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We generated $27.3 million in cash flows from operating activities in the first six months of fiscal 2011, compared to $47.6 million in cash from operating activities in the first six months of fiscal 2010.  Our cash flows provided by operating activities in the first six months of fiscal 2011 originated from $29.6 million in net income, $23.3 million in non-cash items and a $25.6 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flows from operating activities compared to the first six months of fiscal 2010 was primarily due to payments of accrued liabilities, including the payment made in the first quarter of fiscal 2011 of our fiscal 2010 annual incentive cash bonus, the timing and size of estimated income tax payments, included as a current tax receivable in “Prepaids and other current assets” on our Consolidated Balance Sheet, as well as changes in accounts receivable and inventory balances due to the increase in sales in fiscal 2011, partially offset by increased net income in fiscal 2011.

index

In the first six months of fiscal 2011, cash flows used in investing activities were $9.7 million for purchases of property, plant and equipment, primarily for the construction of a manufacturing and research and development facility in South Korea, the expansion of our manufacturing capacity in Japan and for improvements in our information technology systems.  In the first six months of fiscal 2010, cash flows used in investing activities were $5.4 million, representing $5.3 million in purchases of property, plant and equipment and $0.1 million for other investing activities.  Based on updated assumptions around the timing and costs associated with the construction and expansion of our manufacturing facilities, we now estimate that our total capital expenditures in fiscal 2011 will be approximately $35.0 million, including $12.0 million for our facility in South Korea, which has increased from our previous estimate of $25.0 million.

In the first six months of fiscal 2011, cash flows generated by financing activities were $5.7 million.  We received $31.8 million from the issuance of common stock related to the exercise of stock options granted under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010, and we received $0.9 million in windfall tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.  These cash inflows were partially offset by $25.0 million in repurchases of common stock under our share repurchase program, $1.4 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld from employees to cover payroll taxes on the vesting of restricted stock granted under the EIP, and $0.6 million in principal payments under capital lease obligations.  In the first six months of fiscal 2010, cash flows generated by financing activities were approximately $0.1 million, representing $1.4 million received from the issuance of common stock under our EIP, partially offset by $0.8 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld from employees to cover payroll taxes on the vesting of restricted stock granted under the EIP and $0.6 million in principal payments under capital lease obligations.

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  We completed this repurchase program during the fiscal quarter ended March 31, 2011.  We repurchased 564,568 shares for $25.0 million during the first six months of fiscal 2011 under this program.  No shares were repurchased during the first six months of fiscal 2010.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  Future share repurchases will be made under this new program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share purchases under these programs from our available cash balance.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2011, and September 30, 2010, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Purchase obligations	$48.9	$44.7	$3.2	$0.3	$0.7
Capital lease obligations	0.7	0.7	-	-	-
Operating leases	10.1	3.3	3.3	1.8	1.7
Other long-term liabilities	5.4	-	-	-	5.4
Total contractual obligations	$65.1	$48.7	$6.5	$2.1	$7.8

We operate under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, under which we are generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  This agreement was amended in April 2008 to extend the termination date to December 2012 and to change the pricing and some other non-material terms of the agreement.  The agreement will automatically renew unless either party gives certain notice of non-renewal.  We currently anticipate we will not have to pay any shortfall under this agreement.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $8.6 million of contractual commitments for fumed silica and fumed alumina under these contracts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen and the New Taiwan dollar.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  During the six months ended March 31, 2011, we recorded $5.5 million in currency translation gains, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily relate to the general fluctuations of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.  Approximately 14% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is limited.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates.  As of March 31, 2011, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At March 31, 2011, we owned two auction rate securities (ARS) with a total estimated fair value of $8.1 million ($8.3 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  For example, the semiconductor industry has grown significantly during the past 24 months following a severe economic downturn, and generally, overall demand for our products has followed this same cycle.  In addition, our business has experienced historical seasonal trends as evidenced by a decrease in our revenue in the first calendar quarter of 2011 from the revenue recorded in the fourth calendar quarter of 2010.  While we continue to see positive signs of growth in the semiconductor industry, it is difficult to predict trends due to our limited visibility to future customer orders.  If the global economy weakens, whether in general or as a result of specific factors, such as the recent disasters in Japan, we could experience material adverse impacts on our results of operations and financial condition.

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

Some additional factors that affect demand for our products include: the types of products that our customers may produce, such as logic devices versus memory devices; the various nodes at which those products are manufactured; customers’ specific manufacturing process integration schemes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share gains and losses; pricing changes by us and our competitors.

index

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF CMP SLURRIES AND PADS

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  Our business in CMP pads is also developing and growing.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes and advances, and this drive toward lower costs and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers’ efforts to reduce consumption of CMP consumables and to possibly reuse or recycle these products, could render our products less important to the IC device manufacturing process.

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THESE CUSTOMERS

Our customer base is concentrated among a limited number of large customers.  The number of semiconductor manufacturers has declined both through mergers and acquisitions as well as through strategic alliances.  Industry analysts predict that this trend will continue, which means the semiconductor industry will be comprised of fewer and larger participants.  One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables purchased from us.  Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products.  Any deferral or significant reduction in CMP consumables sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations.

During the six months ended March 31, 2011 and 2010, our five largest customers accounted for approximately 47% of our revenue.  During the six months ended March 31, 2011, Taiwan Semiconductor Manufacturing Company (TSMC) and United Microelectronics Corporation (UMC) were our largest customers accounting for approximately 17% and 10%, respectively, of our revenue.  During the six months ended March 31, 2010, TSMC and UMC accounted for approximately 18% and less than 10%, respectively, of our revenue.  During full fiscal year 2010, our five largest customers accounted for approximately 48% of our revenue, with TSMC and UMC accounting for approximately 18% and 11%, respectively.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations, and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including fumed silica, which we use for certain of our slurries, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters, such as the recent earthquakes and tsunami in Japan.  Our employees and facilities in Japan were not directly impacted by the disasters, and we continue to operate without interruption.  However, it is unclear what long-term effects these disasters may have on Japan’s economy, on the global economic environment as Japan represents the world’s third largest economy, on the supply chain for the semiconductor industry or on the overall semiconductor industry.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw material suppliers.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 87% and 86% of our revenue was generated by sales to customers outside of the United States for the six months ended March 31, 2011 and the full fiscal year ended September 30, 2010, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also encounter the risks that we may not be able to repatriate the earnings from certain of our foreign operations, derive the anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

index

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in technologies and companies, either through acquisitions, investments or alliances, in order to supplement our internal growth and development efforts.  Acquisitions and investments, such as our acquisition of Epoch Material Co., Ltd., a Taiwan-based company,  involve numerous risks, including the following: difficulties in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

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

We owned auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) at March 31, 2011, which were classified as Other Long-Term Assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not lessen, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2011	-	-	-	$140,005
Feb. 1 through Feb. 28, 2011	315,374	$47.56	315,374	$125,000
Mar. 1 through Mar. 31, 2011	450	$49.37	-	$125,000
Total	315,824	$47.57	315,374	$125,000

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  We completed this repurchase program during the fiscal quarter ended March 31, 2011 as we repurchased 315,374 shares for $15.0 million during the quarter.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock.  Share repurchases are made from time to time, in open market transactions, depending on market conditions, at management’s discretion.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  Future share repurchases will be made under this new program.  We fund share purchases under these programs from our available cash balance.

Separate from this share repurchase program, a total of 450 shares were purchased during the second quarter of fiscal 2011 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) as shares withheld from award recipients and to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP.

index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.2	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).

10.6	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Units Award Agreement (non-employee directors).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: May 9, 2011	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 9, 2011	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]