Form 10-Q
period 2011-06-30
CABOT MICROELECTRONICS CORP
filed 2011-08-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JUNE 30, 2011

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

As of July 29, 2011, the Company had 23,303,839 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

Index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$111,846	$101,655	$335,711	$297,883

Cost of goods sold	58,821	51,759	172,522	148,114

Gross profit	53,025	49,896	163,189	149,769

Operating expenses:
Research, development and technical	14,573	12,875	43,348	38,364
Selling and marketing	7,785	7,009	22,056	19,861
General and administrative	11,008	14,637	34,251	38,581
Total operating expenses	33,366	34,521	99,655	96,806

Operating income	19,659	15,375	63,534	52,963

Other income (expense), net	(311)	172	(600)	(207)
Income before income taxes	19,348	15,547	62,934	52,756

Provision for income taxes	6,559	5,450	20,561	18,588

Net income	$12,789	$10,097	$42,373	$34,168

Basic earnings per share	$0.55	$0.44	$1.85	$1.47

Weighted average basic shares outstanding	23,119	23,143	22,931	23,178

Diluted earnings per share	$0.54	$0.43	$1.80	$1.46

Weighted average diluted shares outstanding	23,797	23,478	23,525	23,383

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$292,939	$254,164
Accounts receivable, less allowance for doubtful accounts of $1,130 at June 30, 2011, and $1,121 at September 30, 2010	56,989	57,456
Inventories	54,747	51,896
Prepaid expenses and other current assets	24,562	13,973
Deferred income taxes	4,560	3,540
Total current assets	433,797	381,029

Property, plant and equipment, net	125,381	115,811
Goodwill	43,080	40,436
Other intangible assets, net	15,852	17,089
Deferred income taxes	-	8,044
Other long-term assets	10,718	9,347
Total assets	$628,828	$571,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,543	$17,521
Capital lease obligations	340	1,296
Accrued expenses and other current liabilities	31,053	34,513
Total current liabilities	49,936	53,330

Capital lease obligations, net of current portion	4	12
Deferred income taxes	3,131	-
Other long-term liabilities	5,922	4,071
Total liabilities	58,993	57,413

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 27,646,352 shares at June 30, 2011, and 26,384,715 shares at September 30, 2010	28	26
Capital in excess of par value of common stock	274,546	228,103
Retained earnings	426,140	383,767
Accumulated other comprehensive income	26,599	18,538
Treasury stock at cost, 4,348,427 shares at June 30, 2011, and 3,446,069 shares at September 30, 2010	(157,478)	(116,091)
Total stockholders’ equity	569,835	514,343

Total liabilities and stockholders’ equity	$628,828	$571,756

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$42,373	$34,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,968	18,839
Provision for doubtful accounts	11	(109)
Share-based compensation expense	9,921	8,974
Deferred income tax expense (benefit)	8,713	(2,425)
Non-cash foreign exchange (gain) loss	(459)	344
Loss on disposal of property, plant and equipment	38	69
Other	(1,075)	(87)
Changes in operating assets and liabilities:
Accounts receivable	1,515	(1,782)
Inventories	(1,899)	(5,331)
Prepaid expenses and other assets	(10,264)	(2,458)
Accounts payable	(3,898)	3,936
Accrued expenses, income taxes payable and other liabilities	(3,298)	13,117
Net cash provided by operating activities	59,646	67,255

Cash flows from investing activities:
Additions to property, plant and equipment	(18,369)	(8,179)
Proceeds from sales of property, plant and equipment	1	2
Purchase of patents	-	(115)
Proceeds from the sale of investments	25	50
Net cash used in investing activities	(18,343)	(8,242)

Cash flows from financing activities:
Repurchases of common stock	(41,387)	(10,764)
Net proceeds from issuance of stock	37,224	2,639
Tax benefits associated with share-based compensation expense	967	-
Principal payments under capital lease obligations	(964)	(900)
Net cash used in financing activities	(4,160)	(9,025)

Effect of exchange rate changes on cash	1,632	129
Increase in cash and cash equivalents	38,775	50,117
Cash and cash equivalents at beginning of period	254,164	199,952
Cash and cash equivalents at end of period	$292,939	$250,069

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$5,331	$941
Issuance of restricted stock	6,693	4,985

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of June 30, 2011, cash flows for the nine months ended June 30, 2011, and June 30, 2010, and results of operations for the three and nine months ended June 30, 2011, and June 30, 2010.  The results of operations for the three and nine months ended June 30, 2011 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2011.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2010.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of June 30, 2011.

Results of Operations

The results of operations for the nine months ended June 30, 2011 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  An adjustment in the second quarter of fiscal 2011 reduced net income for the quarter by $671 and diluted earnings per share by approximately $0.03.  This adjustment related to income tax expense of $671 recorded for certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded.  Adjustments in the first quarter of fiscal 2011 related to: (1) $1,474 ($1,014, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive cash bonus program (AIP); (2) the reversal of a $497 deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; and (3) our under accrual of $290 ($199, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP.  Collectively, these adjustments reduced net income for the first nine months of fiscal 2011 by $2,381 and diluted earnings per share by approximately $0.10.

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

The following table presents assets that we measured at fair value on a recurring basis at June 30, 2011 and September 30, 2010.  As permitted under the relevant standards, we have chosen to not measure any of our current liabilities at fair value as we believe our current liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

June 30, 2011	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$292,939	$-	$-	$292,939
Auction rate securities (ARS)	-	-	8,041	8,041
Other long-term investments	955	-	-	955
Total	$293,894	$-	$8,041	$301,935

September 30, 2010	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$254,164	$-	$-	$254,164
Auction rate securities (ARS)	-	-	8,066	8,066
Other long-term investments	-	-	-	-
Total	$254,164	$-	$8,066	$262,230

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP has been deemed a nonqualified plan.  Consequently, the Company owns the assets and the related liability for disbursement until such time a participant makes a qualifying withdrawal, and should have recorded the assets and liability in our Consolidated Balance Sheet in prior periods.  As a result, during the quarter ended March 31, 2011, we established a long-term asset of $952 representing the fair value of SERP investments held at March 31 and a corresponding liability of $952 in other long-term liabilities on our Consolidated Balance Sheet.  The long-term asset and long-term liability were adjusted to $955 in the third quarter of fiscal 2011 to reflect their fair value as of June 30, 2011.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at June 30, 2011.  Our ARS investments at June 30, 2011 consisted of two tax exempt municipal debt securities with a total par value of $8,275.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AA+ by Standard and Poors.

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

Balance as of September 30, 2010	$8,066
Net sales of ARS	(25)
Balance as of June 30, 2011	$8,041

Based on our fair value assessment, we determined that one ARS continues to be impaired as of June 30, 2011.  This security has a fair value of $3,091 (par value $3,325).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we previously recorded.  We believe that this ARS is not permanently impaired because in the event of default by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, we successfully monetized at par value $25 of this security during our fiscal quarter ended March 31, 2011 and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of June 30, 2011.  See Note 5 for more information on these investments.

3. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2011	2010

Raw materials	$25,750	$23,542
Work in process	5,422	3,189
Finished goods	23,575	25,165
Total	$54,747	$51,896

The increase in inventory from September 30, 2010 was primarily due to the increased level of demand for our products during the first nine months of fiscal 2011.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $43,080 as of June 30, 2011, and $40,436 as of September 30, 2010.  The increase in goodwill was due to foreign exchange fluctuations of the New Taiwan Dollar.

Goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis of our projected future results.  The recoverability of indefinite lived intangible assets is measured using the royalty savings method.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth within the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.  We completed our annual impairment test during our fourth quarter of fiscal 2010 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended June 30, 2011, so we did not perform an impairment review for goodwill and indefinite lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill of any of our reporting units.

The components of other intangible assets are as follows:

	June 30, 2011		September 30, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,430	$3,707	$8,206	$2,926
Acquired patents and licenses	8,115	6,368	8,115	6,135
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,738	4,546	11,939	3,300

Total other intangible assets subject to amortization	31,833	17,171	30,810	14,911

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$33,023	$17,171	$32,000	$14,911

*       Total other intangible assets not subject to amortization consist primarily of trade names.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Amortization expense on our other intangible assets was $688 and $2,032 for the three and nine months ended June 30, 2011, respectively.  Amortization expense on our other intangible assets was $602 and $1,795 for the three and nine months ended June 30, 2010, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2011	$ 688
2012	2,718
2013	2,551
2014	2,506
2015	2,465

5. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30,	September 30,
	2011	2010

Long-term ARS	$8,041	$8,066
Other long-term assets	1,722	1,281
Other long-term investments	955	-
Total	$10,718	$9,347

As discussed in Note 2 of this Form 10-Q, our two ARS that we owned as of June 30, 2011 are classified as long-term investments.  The securities are credit enhanced with bond insurance to a AA+ credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we had first recognized in fiscal 2008.  We assessed the impairment and determined that the impairment was temporary as it was related to the illiquid ARS market rather than credit risk.  In addition, we continue to believe this decline in fair value is temporary based on the nature of the underlying debt, the presence of bond insurance, our expectation that the issuer may refinance its debt, the fact that all interest payments have been received, our successful monetization of $25 of this ARS during the quarter ended March 31, 2011 and our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

As discussed in Note 2 of this Form 10-Q, we recorded a long-term asset and a corresponding long-term liability of $955 representing the fair value of our SERP investments as of June 30, 2011.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	September 30,
	2011	2010

Accrued compensation	$19,920	$25,752
Goods and services received, not yet invoiced	4,954	4,359
Warranty accrual	357	375
Taxes, other than income taxes	1,004	1,162
Other	4,818	2,865
Total	$31,053	$34,513

The decrease in accrued compensation was primarily due to the payment of our AIP earned in fiscal 2010, partially offset by nine months of accrual under our AIP related to fiscal 2011.  The increase in other current liabilities was primarily due to the timing of customer advances and revenue not yet earned in our Engineered Surface Finishes business.

7. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At June 30, 2011, we had one forward foreign exchange contract to sell Japanese yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2011	Fair Value at September 30, 2010	Fair Value at June 30, 2011	Fair Value at September 30, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$6	$5	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$-	$-

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three and nine months ended June 30:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Nine Months Ended
	Statement of Income Location	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(186)	$(511)	$(248)	$(41)

8. CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe certain CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that sought declaratory relief and alleged non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint did not allege any infringement by our products of intellectual property owned by DA Nano.  From June 14 through July 8, 2010, a jury trial for the case was held.  All of Cabot Microelectronics’ patents at issue in the case were found valid.  However, the jury found that DA Nano’s products at issue do not infringe the asserted claims of these patents.  In November 2010, we filed a Notice of Appeal regarding infringement, which is still pending, and DA Nano filed a cross-appeal regarding validity.  However, DA Nano has since voluntarily dropped its cross-appeal, and our patents remain adjudicated as valid.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims in the pending action are meritorious, and we intend to continue to pursue them.

Refer to Note 17 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2010, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first nine months of fiscal 2011 as follows:

Balance as of September 30, 2010	$375
Reserve for product warranty during the reporting period	814
Settlement of warranty	(832)
Balance as of June 30, 2011	$357

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

Share-based compensation expense for the three and nine months ended June 30, 2011, and 2010, was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cost of goods sold	$307	$243	$920	$726
Research, development and technical	250	212	804	674
Selling and marketing	274	244	854	780
General and administrative	1,892	1,880	7,343	6,794
Total share-based compensation expense	2,723	2,579	9,921	8,974
Tax benefit	969	918	3,521	3,195
Total share-based compensation expense, net of tax	$1,754	$1,661	$6,400	$5,779

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Our non-employee directors received their annual equity award in March 2011.  The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the Cabot Microelectronics Corporation 2000 Equity Incentive Plan, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company’s bylaws.  Five of the Company’s non-employee directors had completed at least two full terms of service as of the date of the March 2011 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $1,010 of the awards to these five directors to share-based compensation expense in the fiscal quarter ended March 31, 2011 rather than recording that expense over the one-year vesting period stated in the award agreement.

For additional information regarding the estimation of fair value, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2010.

10. OTHER INCOME (EXPENSE), NET

Other income (expense) net, consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest income	$53	$68	$194	$150
Interest expense	(30)	(53)	(111)	(184)
Other income (expense)	(334)	157	(683)	(173)
Total other income (expense), net	$(311)	$172	$(600)	$(207)

The decrease in other income (expense) during the three and nine months ended June 30, 2011 from the comparable periods in fiscal 2010 was primarily due to foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 7 of this Form 10-Q.

11. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$12,789	$10,097	$42,373	$34,168
Other comprehensive income:
Foreign currency translation adjustment	2,529	1,497	8,046	268
Minimum pension liability adjustment	5	6	15	19
Total comprehensive income	$15,323	$11,600	$50,434	$34,455

The foreign currency translation adjustments during the three and nine months ended June 30, 2011 and 2010 primarily resulted from the changes in the exchange rates of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

12. INCOME TAXES

Our effective income tax rate was 33.9% and 32.7% for the three and nine months ended June 30, 2011, respectively, compared to 35.1% and 35.2% for the three and nine months ended June 30, 2010.  The decrease in the effective tax rate during fiscal 2011 reflects the election that we made in the fourth quarter of fiscal 2010 to permanently reinvest the earnings of certain of our foreign subsidiaries outside of the U.S. rather than repatriate those earnings to the U.S., and the reinstatement of the U.S. research and experimentation tax credit in December 2010, which was retroactively effective as of January 1, 2010.  These decreases were partially offset by increased tax expense related to share-based compensation.  In addition, the effective tax rate for the nine months ended June 30, 2011 increased due to $671 in income tax expense related to certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded, and the reversal of a $497 deferred tax asset related to certain share-based compensation expense, as discussed in Note 1 under the heading “Results of Operations”.

13. EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Earnings available to common shares	$12,789	$10,097	$42,373	$34,168

Denominator:
Weighted average common shares	23,118,698	23,142,793	22,931,178	23,178,257
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	678,382	335,269	594,255	204,579
Diluted weighted average common shares	23,797,080	23,478,062	23,525,433	23,382,836
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.55	$0.44	$1.85	$1.47

Diluted	$0.54	$0.43	$1.80	$1.46

For the three months ended June 30, 2011 and 2010, approximately 1.3 million and 2.6 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the nine months ended June 30, 2011 and 2010, approximately 1.3 million and 2.6 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

14. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and nine months ended June 30, 2011, and 2010, was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Revenue:	2011	2010	2011	2010
Tungsten slurries	$40,889	$35,983	$123,094	$107,432
Dielectric slurries	30,998	30,529	91,926	85,787
Copper slurries	20,103	19,404	60,119	54,866
Polishing pads	7,561	7,818	23,650	21,673
Data storage slurries	6,863	4,796	20,948	15,906
Engineered Surface Finishes	5,432	3,125	15,974	12,219
Total revenue	$111,846	$101,655	$335,711	$297,883

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  ASU 2010-06 provides amendments to the rules regarding the disclosure of fair value measurements and clarifies the language in certain existing disclosures.  New disclosures include a discussion of the transfers in and out of Level 1 and 2 measurements as well as a reconciliation of gross activity for Level 3 measurements.  ASU 2010-06 clarifies the disclosures an entity must make regarding inputs and valuation techniques used in fair value measurements.  The ASU also clarifies that an entity should provide fair value disclosures for each class of assets and liabilities.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the reconciliation of Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  The adoption of the provisions relating to Level 1 and Level 2 measurements did not have a material impact on our results of operations, financial position or cash flows.  Based on our current Level 3 fair value measurements, we believe the adoption of the provisions related to Level 3 measurements will not have a material impact on the disclosures in our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04).  The amendments in ASU 2011-04 change some of the wording used to describe certain U.S. GAAP requirements for measuring fair value and disclosing information about fair value measurements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  We believe that the adoption of ASU 2011-04 will not have a material impact on the fair value measurements and their related disclosures in our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05).  The provisions of ASU 2011-05 require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  If two separate statements are presented, the statement of other comprehensive income should immediately follow the statement of net income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption of these provisions is permitted and will be applied retrospectively.  The adoption of ASU 2011-05 will change the way we present comprehensive income as current U.S. GAAP permits an annual presentation of comprehensive income within the statement of equity and quarterly presentation of comprehensive income within the footnotes to the financial statements.  We expect to present comprehensive income in a separate statement immediately following the statement of net income beginning in our fiscal quarter ending March 31, 2012.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the acquisition of or investment in other entities; uses and investment of the Company’s cash balance; the construction of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations”, should be read in conjunction with Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2010, including the consolidated financial statements and related notes thereto.

THIRD QUARTER OF FISCAL 2011 OVERVIEW

The economic and industry growth that we saw during fiscal 2010 in the overall semiconductor industry and for our Company continued through the third quarter of fiscal 2011.  Some industry analysts and customers indicate there appears to be some near-term softening of demand within the semiconductor industry based on certain factors including a potential modest correction of integrated circuit (IC) inventory and ongoing global economic uncertainty.  This softening of demand has led some analysts to reduce their annual estimated semiconductor industry growth forecasts.  Semiconductor unit growth continues to be driven by demand for consumer products such as smart phones and tablets.  Consistent with our initial assessment in our second quarter of fiscal 2011, the natural disasters that occurred in Japan in March have not had a significant impact on the semiconductor industry, or on our business or supply chain.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled “Risk Factors” in this Form 10-Q.

Revenue for our third quarter of fiscal 2011 was $111.8 million, which represented an increase of 10.0% and 2.0% from the third quarter of fiscal 2010 and from the previous fiscal quarter, respectively.  We believe the increase in revenue from the third quarter of fiscal 2010 reflects continued solid demand for our products.  Compared to the third quarter of fiscal 2010, our revenues increased within each of our business areas except for our polishing pads business.  Compared to the previous fiscal quarter, revenue increased in our tungsten, copper and dielectric slurry business areas.  These revenue increases were partially offset by revenue decreases in our data storage, polishing pads and Engineered Surface Finishes business areas.

Index

Gross profit expressed as a percentage of revenue for our third quarter of fiscal 2011 was 47.4%, and was 48.6% on a year-to-date basis.  Our gross profit percentage this quarter decreased from 49.1% reported in the third quarter of fiscal 2010 and 48.1% in our prior fiscal quarter.  The decrease in gross profit percentage from the third quarter of fiscal 2010 was primarily due to the negative effects of foreign exchange rate changes, particularly the weakening of the U.S. dollar against the Japanese yen, and selective price decreases, partially offset by a higher-valued product mix.  The decrease in gross profit percentage from the prior fiscal quarter was primarily due to lower yields in our manufacturing operations and increased fixed manufacturing costs, partially offset by a reduction in certain variable manufacturing costs.  We continue to expect our gross profit percentage for full fiscal year 2011 to be in the range of 48% to 50%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $33.4 million in our third quarter of fiscal 2011, compared to $34.5 million in the third quarter of fiscal 2010 and $33.3 million in the previous fiscal quarter.  The decrease in operating expenses from the comparable quarter of fiscal 2010 was primarily due to decreased professional fees, including costs to enforce our intellectual property partially offset by increased staffing-related costs and higher expenses for clean room materials.  We continue to expect full year fiscal 2011 operating expenses to be in the range of $130 million to $135 million.

Diluted earnings per share for our third fiscal quarter was $0.54, an increase from diluted earnings per share of $0.43 reported in the third quarter of fiscal 2010 and a decrease from $0.55 reported in the previous fiscal quarter.  The increase in diluted earnings per share from the third quarter of fiscal 2010 was primarily due to higher revenue and lower operating expenses, partially offset by the effects of a lower gross profit margin.  The decrease in diluted earnings per share from the prior fiscal quarter primarily reflects a lower gross profit margin and increased losses incurred on forward foreign exchange contracts reflected in other income and expense, as discussed in Note 7 of the Notes to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2010.  We believe there have been no material changes in our critical accounting estimates during the first nine months of fiscal 2011.  See Note 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011, VERSUS THREE MONTHS ENDED JUNE 30, 2010

REVENUE

Revenue was $111.8 million for the three months ended June 30, 2011, which represented a 10.0%, or $10.2 million, increase from the three months ended June 30, 2010.  The increase in revenue was driven by an $8.4 million increase in sales volume, a $2.8 million increase due to a higher-priced product mix and a $1.6 million revenue increase due to the effect of foreign exchange rate changes, primarily related to the Japanese yen.  These increases were partially offset by a $2.5 million decrease in revenue due to a lower weighted-average selling price of our CMP slurries.

Index

COST OF GOODS SOLD

Total cost of goods sold was $58.8 million for the three months ended June 30, 2011, which represented an increase of 13.6%, or $7.1 million, from the three months ended June 30, 2010.  The increase in cost of goods sold was primarily due to $4.3 million from increased sales volume due to the increased demand for our products, a $2.9 million increase due to the effect of foreign exchange rate changes, primarily related to the Japanese yen, a $1.2 million increase due to higher fixed manufacturing costs, a $1.0 million increase due to certain production variances and a $0.9 million increase due to higher freight and packaging costs.  These increases were partially offset by a $3.4 million decrease in cost of goods sold due to a lower-cost product mix.

Metal oxides, such as silica and alumina, are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more information about our supply contracts, see “Tabular Disclosure of Contractual Obligations” in this Quarterly Report on Form 10-Q as well as in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.4% for the three months ended June 30, 2011, as compared to 49.1% for the three months ended June 30, 2010.  The decrease in gross profit as a percentage of revenue was primarily due to the negative effects of foreign exchange rate changes and selective price decreases, partially offset by a higher-valued product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $14.6 million for the three months ended June 30, 2011, which represented an increase of 13.2%, or $1.7 million, from the three months ended June 30, 2010.  The increase was primarily due to $0.9 million in higher expenses for clean room materials and $0.7 million in higher staffing-related costs.

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

SELLING AND MARKETING

Selling and marketing expenses were $7.8 million for the three months ended June 30, 2011, which represented an increase of 11.1%, or $0.8 million, from the three months ended June 30, 2010.  The increase was primarily due to $0.3 million in higher travel-related expenses, $0.2 million in higher staffing-related costs and $0.1 million in higher professional fees.

Index

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $11.0 million for the three months ended June 30, 2011, which represented a decrease of 24.8%, or $3.6 million, from the three months ended June 30, 2010.  The decrease was primarily due to $3.5 million in lower professional fees, including costs to enforce our intellectual property.

OTHER INCOME (EXPENSE), NET

Other expense was $0.3 million for the three months ended June 30, 2011 compared to other income of $0.2 million during the three months ended June 30, 2010.  The increase in other expense was primarily due to foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 7 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 33.9% for the three months ended June 30, 2011 compared to a 35.1% effective income tax rate for the three months ended June 30, 2010.  The decrease in the effective tax rate during the third quarter of fiscal 2011 reflects the election that we made in the fourth quarter of fiscal 2010 to permanently reinvest the earnings of certain of our foreign subsidiaries outside of the U.S. rather than repatriate those earnings to the U.S., and the reinstatement of the U.S. research and experimentation tax credit in December 2010, which was retroactively effective as of January 1, 2010.

NET INCOME

Net income was $12.8 million for the three months ended June 30, 2011, which represented an increase of 26.7%, or $2.7 million, from the three months ended June 30, 2010.  The increase was primarily due to the increased sales volume and lower operating expenses, partially offset by a lower gross margin percentage.

NINE MONTHS ENDED JUNE 30, 2011, VERSUS NINE MONTHS ENDED JUNE 30, 2010

The results of operations for the nine months ended June 30, 2011 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  An adjustment in the second quarter of fiscal 2011 reduced net income by $0.7 million and diluted earnings per share by approximately $0.03.  This adjustment related to income tax expense of $0.7 million recorded for certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded.  Adjustments in the first quarter of fiscal 2011 related to: (1) $1.5 million ($1.0 million, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive cash bonus program (AIP); (2) the reversal of a $0.5 million deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; and (3) our under accrual of $0.3 million ($0.2 million, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP.  Collectively, these adjustments reduced net income for the first nine months of fiscal 2011 by $2.4 million and diluted earnings per share by approximately $0.10.

Index

REVENUE

Revenue was $335.7 million for the nine months ended June 30, 2011, which represented an increase of 12.7%, or $37.8 million, from the nine months ended June 30, 2010.  The increase in revenue was driven by a $40.3 million increase in sales volume and a $4.1 million revenue increase due to the effect of foreign exchange rate changes, primarily related to the Japanese yen, partially offset by a $6.6 million decrease in revenue due to a lower weighted-average selling price of our CMP slurries.  We experienced demand increases across all product lines compared to the same period last year.

COST OF GOODS SOLD

Total cost of goods sold was $172.5 million for the nine months ended June 30, 2011, which represented an increase of 16.5%, or $24.4 million, from the nine months ended June 30, 2010.  The increase in cost of goods sold was primarily due to $20.0 million from increased sales volume due to the increased demand for our products, a $7.0 million increase due to the effect of foreign exchange rate changes, primarily related to the Japanese yen, a $4.1 million increase due to higher fixed manufacturing costs, a $3.7 million increase due to certain production variances, and a $1.6 million increase due to higher freight and packaging costs.  These increases in costs of goods sold were partially offset by a $10.6 million decrease due to a lower-cost product mix and a $2.0 million decrease due to increased utilization of our manufacturing capacity.

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.6% for the nine months ended June 30, 2011, as compared to 50.3% for the nine months ended June 30, 2010.  The decrease in gross profit as a percentage of revenue was primarily due to the absence of a $1.6 million raw material supplier credit we recognized in the first quarter of fiscal 2010 related to our achieving a certain volume threshold in calendar 2009, a lower weighted-average selling price of our CMP slurries, higher fixed manufacturing costs and the negative effects of foreign exchange rate changes, partially offset by a higher-valued product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $43.3 million for the nine months ended June 30, 2011, which represented an increase of 13.0%, or $5.0 million, from the nine months ended June 30, 2010.  The increase was primarily due to $2.7 million in higher staffing-related costs, related to higher staffing levels and certain employee separation costs, and $1.9 million in higher expenses for clean room materials.

SELLING AND MARKETING

Selling and marketing expenses were $22.1 million for the nine months ended June  30, 2011, which represented an increase of 11.1%, or $2.2 million, from the nine months ended June 30, 2010.  The increase was primarily due to $1.1 million in higher staffing-related costs, $0.5 million in higher travel-related costs and $0.2 million in higher professional fees.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $34.3 million for the nine months ended June 30, 2011, which represented a decrease of 11.2%, or $4.3 million, from the nine months ended June 30, 2010.  The decrease was primarily due to $5.3 million in lower professional fees, including costs to enforce our intellectual property, partially offset by $0.4 million in higher staffing-related costs and $0.4 million in higher depreciation expenses.

Index

OTHER INCOME (EXPENSE), NET

Other expense was $0.6 million for the nine months ended June 30, 2011 compared to $0.2 million during the nine months ended June 30, 2010.  The increase in other expense was primarily due to $0.7 million in foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 7 of the Notes to the Consolidated Financial Statements, partially offset by an increase in miscellaneous income of $0.2 million.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 32.7% for the nine months ended June 30, 2011 compared to a 35.2% effective income tax rate for the nine months ended June 30, 2010.  The decrease in the effective tax rate during the first nine months of fiscal 2011 reflects the election that we made in the fourth quarter of fiscal 2010 to permanently reinvest the earnings of certain of our foreign subsidiaries outside of the U.S. rather than repatriate those earnings to the U.S., and the reinstatement of the U.S. research and experimentation tax credit in December 2010, which was retroactively effective as of January 1, 2010.  These decreases were partially offset by the impact of $671 in income tax expense related to certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded, and the reversal of a $497 deferred tax asset related to certain share-based compensation expense, as discussed in Note 1 of the Notes to the Consolidated Financial Statements under the heading “Results of Operations”.

NET INCOME

Net income was $42.4 million for the nine months ended June 30, 2011 which represented an increase of 24.0%, or $8.2 million, from the nine months ended June 30, 2010.  The increase was primarily due to the increased sales volume, partially offset by a lower gross margin percentage and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We generated $59.6 million in cash flows from operating activities in the first nine months of fiscal 2011, compared to $67.3 million in cash from operating activities in the first nine months of fiscal 2010.  Our cash flows provided by operating activities in the first nine months of fiscal 2011 originated from $42.4 million in net income, $35.0 million in non-cash items and a $17.8 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flows from operating activities compared to the first nine months of fiscal 2010 was primarily due to an increase in working capital associated with a significant income tax receivable due to the timing and size of tax payments in fiscal 2011 versus 2010, reductions in accrued liabilities and accounts payable, including the payment made in the first quarter of fiscal 2011 of our fiscal 2010 annual incentive cash bonus, as well as increases in accounts receivable and inventory balances due to the increase in sales in fiscal 2011, partially offset by increased net income and deferred income tax expense in fiscal 2011.

In the first nine months of fiscal 2011, cash flows used in investing activities were $18.3 million for purchases of property, plant and equipment, primarily for the construction of a manufacturing and research and development facility in South Korea, the expansion of our manufacturing capacity in Japan and for improvements in our information technology systems.  In the first nine months of fiscal 2010, cash flows used in investing activities were $8.2 million, representing purchases of property, plant and equipment.  We continue to estimate that our total capital expenditures in fiscal 2011 will be approximately $35.0 million, including approximately $13.0 million for our facility in South Korea.

Index

In the first nine months of fiscal 2011, cash flows used in financing activities were $4.2 million, which reflected cash outflows of $40.0 million in repurchases of common stock under our share repurchase program, $1.4 million in repurchases of common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) for shares withheld from employees to cover payroll taxes on the vesting of restricted stock granted under the EIP, and $1.0 million in principal payments under capital lease obligations.  These cash outflows were partially offset by $37.2 million received from the issuance of common stock related to the exercise of stock options granted under our EIP and our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010.  In addition, we received $1.0 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.  In the first nine months of fiscal 2010, cash flows used in financing activities were $9.0 million, representing $10.0 million in repurchases of common stock under our share repurchase plan, $0.8 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld from employees to cover payroll taxes on the vesting of restricted stock granted under the EIP and $0.9 million in principal payments under capital lease obligations, partially offset by $2.6 million received from the issuance of common stock under our EIP.

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  We repurchased 564,568 shares for $25.0 million during the first nine months of fiscal 2011 under this program, which was completed during the fiscal quarter ended March 31, 2011.  We also repurchased 263,550 shares for $10.0 million during the first nine months of fiscal 2010 under this program.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  We repurchased 304,100 shares for $15.0 million during the third quarter of fiscal 2011 under this new program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share purchases under these programs from our available cash balance.

We have an unsecured revolving credit facility of $50.0 million with an option to increase the facility to $80.0 million.  Pursuant to an amendment we entered into in October 2008, the agreement extends through October 2011, with an option to renew for two additional one-year terms.  In November 2010, the scheduled termination date was extended by one year through October 2012.  In July 2011, we provided notice of our intention to renew the credit facility for an additional year through October 2013.  Under this agreement, interest accrues on any outstanding balance at either the lending institution’s base rate or the Eurodollar rate plus an applicable margin.  We also pay a non-use fee.  Loans under this facility are intended primarily for general corporate purposes, including financing working capital, capital expenditures and acquisitions.  The credit agreement also contains various covenants.  No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

As of June 30, 2011, we had $292.9 million of cash and cash equivalents, $28.1 million of which was held at certain foreign subsidiaries where we have made a current election to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2011, and September 30, 2010, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Purchase obligations	$46.7	$42.9	$2.9	$0.3	$0.6
Capital lease obligations	0.3	0.3	-	-	-
Operating leases	10.1	3.6	3.2	1.8	1.5
Other long-term liabilities	5.9	-	-	-	5.9
Total contractual obligations	$63.0	$46.8	$6.1	$2.1	$8.0

We operate under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, under which we are generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  This agreement was amended in April 2008 to extend the termination date to December 2012 and to change the pricing and some other non-material terms of the agreement.  We currently anticipate we will not have to pay any shortfall under this agreement.  We also operate under a fumed alumina supply agreement with Cabot Corporation that runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs, which are no longer material to our business.  Purchase obligations include an aggregate amount of $17.6 million of contractual commitments for fumed silica and fumed alumina under these contracts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary foreign currencies to which we have exposure are the Japanese yen and the New Taiwan dollar.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  During the nine months ended June 30, 2011, we recorded $8.0 million in currency translation gains, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily relate to the general fluctuations of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.  Approximately 13% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which reduces the net exposure on the Consolidated Statement of Income.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

Index

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

Over the past 24 months, there has been a significant weakening of the U.S. dollar against the Japanese yen, which has had some negative impact on our results of operations.  We have performed a sensitivity analysis assuming a hypothetical additional 10% adverse movement in foreign exchange rates.  As of June 30, 2011, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At June 30, 2011, we owned two auction rate securities (ARS) with a total estimated fair value of $8.1 million ($8.3 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in January 2007, we filed a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, in the United States District Court for the District of Arizona, charging that DA Nano’s manufacturing and marketing of CMP slurries infringe certain CMP slurry patents that we own.  The affected DA Nano products include certain products used for tungsten CMP.  We filed our infringement complaint as a counterclaim in response to an action filed by DA Nano in the same court in December 2006 that sought declaratory relief and alleged non-infringement, invalidity and unenforceability regarding some of the patents at issue in our complaint against DA Nano.  DA Nano filed its complaint following our refusal of its request that we license to it our patents raised in its complaint.  DA Nano’s complaint did not allege any infringement by our products of intellectual property owned by DA Nano.  From June 14 through July 8, 2010, a jury trial for the case was held.  All of Cabot Microelectronics’ patents at issue in the case were found valid.  However, the jury found that DA Nano’s products at issue do not infringe the asserted claims of these patents.  In November 2010, we filed a Notice of Appeal regarding infringement, which is still pending, and DA Nano filed a cross-appeal regarding validity.  However, DA Nano has since voluntarily dropped its cross-appeal, and our patents remain adjudicated as valid.  While the outcome of this and any legal matter cannot be predicted with certainty, we continue to believe that our claims in the pending action are meritorious, and we intend to continue to pursue them.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  For example, the semiconductor industry has grown significantly during the past 24 months following a severe economic downturn, and generally, overall demand for our products has followed this same cycle.  Some industry analysts and customers now indicate there appears to be some near-term softening of demand.  In addition, our business has experienced historical seasonal trends as evidenced by a decrease in our revenue in the second quarter of fiscal 2011 from the revenue recorded in the first quarter of 2011, and an increase in revenue in the third quarter of fiscal 2011.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy weakens, whether in general or as a result of specific factors, such as the March 2011 disasters in Japan, we could experience material adverse impacts on our results of operations and financial condition.

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

Index

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

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  Our business in CMP pads is also developing and growing.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership and higher performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes and advances, and this drive toward lower costs and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers’ efforts to reduce consumption of CMP consumables and to possibly reuse or recycle these products, could render our products less important to the IC device manufacturing process.

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THESE CUSTOMERS

Our customer base is concentrated among a limited number of large customers.  The number of semiconductor manufacturers has declined both through mergers and acquisitions as well as through strategic alliances.  Industry analysts predict that this trend will continue, which means the semiconductor industry will be comprised of fewer and larger participants if their prediction is correct.  One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables purchased from us.  Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products.  Any deferral or significant reduction in CMP consumables sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations.

During the nine months ended June 30, 2011 and 2010, our five largest customers accounted for approximately 48% and 47% of our revenue, respectively.  During the nine months ended June 30, 2011, Taiwan Semiconductor Manufacturing Company (TSMC) and United Microelectronics Corporation (UMC) were our largest customers accounting for approximately 17% and 10%, respectively, of our revenue.  During the nine months ended June 30, 2010, TSMC and UMC accounted for approximately 18% and less than 10%, respectively, of our revenue.  During full fiscal year 2010, our five largest customers accounted for approximately 48% of our revenue, with TSMC and UMC accounting for approximately 18% and 11%, respectively.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations, and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including fumed silica, which we use for certain of our slurries, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters, such as the March 2011 earthquakes and tsunami in Japan.  Consistent with our initial assessment in our second fiscal quarter of 2011, these natural disasters have not had a significant impact on the semiconductor industry, or on our business or supply chain.  Yet, it still is unclear what long-term effects these disasters may have on Japan’s economy and on the global economic environment as Japan represents the world’s third largest economy.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw material suppliers.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 87% and 86% of our revenue was generated by sales to customers outside of the United States for the nine months ended June 30, 2011 and the full fiscal year ended September 30, 2010, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also encounter the risks that we may not be able to repatriate the earnings from certain of our foreign operations, derive the anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

Index

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in technologies, assets and companies, either through acquisitions, investments or alliances, in order to supplement our internal growth and development efforts.  Acquisitions and investments, such as our acquisition of Epoch Material Co., Ltd., a Taiwan-based company,  involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

Further, we may never realize the perceived or anticipated benefits of a business combination, asset acquisition or investments in other entities.  Acquisitions by us could have negative effects on our results of operations, in areas such as contingent liabilities, gross profit margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities.  Investments in and acquisitions of technology-related companies or assets are inherently risky because these businesses or assets may never develop, and we may incur losses related to these investments.  In addition, we may be required to write down the carrying value of these acquisitions or investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

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

We owned auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) at June 30, 2011, which were classified as other long-term assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not lessen, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2011	74	$51.88	-	$125,000
May 1 through May 31, 2011	269,500	$49.35	269,500	$111,699
Jun. 1 through Jun. 30, 2011	34,666	$49.08	34,600	$110,001
Total	304,240	$49.32	304,100	$110,001

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  We completed this repurchase program during the fiscal quarter ended March 31, 2011.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock.  We repurchased 304,100 shares for $15.0 million during the quarter ended June 30, 2011 under this new program.  Share repurchases are made from time to time, in open market transactions, depending on market conditions, at management’s discretion.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  We fund share purchases under these programs from our available cash balance.

Separate from this share repurchase program, a total of 140 shares were purchased during the third quarter of fiscal 2011 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) as shares withheld from award recipients and to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP.

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

CABOT MICROELECTRONICS CORPORATION

Date: August 8, 2011	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 8, 2011	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]