Form 10-K
period 2011-09-30
CABOT MICROELECTRONICS CORP
filed 2011-11-22
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [  ]    No [ X ]

The aggregate market value of the registrant’s Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2011, as reported by the NASDAQ Global Select Market, was approximately $1,203,000.  For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

As of October 31, 2011, the Company had 22,937,476 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 6, 2012, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

This Form 10-K includes statements that constitute “forward-looking statements” within the meaning of federal securities regulations.  For more detail regarding “forward-looking statements” see Item 7 of Part II of this Form 10-K.

index

CABOT MICROELECTRONICS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

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

We currently operate predominantly in one industry segment – the development, manufacture and sale of CMP consumable products.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding surface applications in other industries.

CMP PROCESS WITHIN IC DEVICE MANUFACTURING

IC devices, or “chips”, are components in a wide range of electronic systems for computing, communications, manufacturing and transportation.  Individual consumers most frequently encounter IC devices as microprocessors in their desktop or laptop computers and as memory chips in computers, tablets, smart phones, cell phones and digital cameras.  The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon, with the first manufacturing step referred to as a “wafer start”.  A large number of identical IC devices, or dies, are manufactured on each wafer at the same time.  The initial steps in the manufacturing process build transistors and other electronic components on the silicon wafer.  These are isolated from each other using a layer of insulating material, most often silicon dioxide, to prevent electrical signals from bridging from one transistor to another.  These components are then wired together using conducting materials such as aluminum or copper in a particular sequence to produce a functional IC device with specific characteristics.  When the conducting wiring on one layer of the IC device is completed, another layer of insulating material is added.  The process of alternating insulating and conducting layers is repeated until the desired wiring within the IC device is achieved.  At the end of the process, the wafer is cut into the individual dies, which are then packaged to form individual chips.

Demand for CMP consumable products, including slurries and pads, for IC devices is primarily based on the number of wafer starts by semiconductor manufacturers and the type and complexity of the IC devices they produce.  To enhance the performance of IC devices, IC device manufacturers have progressively increased the number and density of electronic components and wiring layers in each IC device.  This is typically done in conjunction with shrinking the key dimensions on an IC device from one technology generation, or “node”, to another.  As a result, the number of transistors, wires and the number of discrete wiring layers have increased, increasing the complexity of the IC device and the related demand for CMP consumable products to polish those devices.  As semiconductor technology has advanced and performance requirements of IC devices have increased, the percentage of IC devices that utilize CMP in the manufacturing process has increased steadily over time.  We believe that CMP is used in the majority of all IC devices made today, and we expect that the use of CMP will continue to increase in the future.

index

In the CMP polishing process, CMP consumables are used to remove excess material that is deposited during the IC manufacturing process, and to level and smooth the surfaces of the layers of IC devices, via a combination of chemical reactions and mechanical abrasion, leaving minimal residue and defects on the surface, and leaving only the material necessary for circuit integrity.  CMP slurries are liquid solutions generally composed of high-purity deionized water and a proprietary mix of chemical additives and engineered abrasives that chemically and mechanically interact at an atomic level with the surface material of the IC device.  CMP pads are engineered polymeric materials designed to distribute and transport the slurry to the surface of the wafer and distribute it evenly across the wafer.  Grooves are cut into the surface of the pad to facilitate distribution of the slurry.  The CMP process is performed on a CMP polishing tool.  During the CMP process, the wafer is held on a rotating carrier, which is pressed down against a CMP pad.  The CMP pad is attached to a rotating polishing table that spins in a circular motion.  A CMP slurry is continuously applied to the polishing pad to facilitate and enhance the polishing process.  Hard disk drive and silicon wafer manufacturers use similar processes to smooth the surface of substrate disks before depositing magnetic media onto the disk.

An effective CMP process is achieved through technical optimization of the CMP consumables in conjunction with an appropriately designed CMP process.  Prior to introducing new or different CMP slurries or pads into its manufacturing process, an IC device manufacturer generally requires the product to be qualified in its processes through an extensive series of tests and evaluations.  These qualifications are intended to ensure that the CMP consumable product will function properly within the customers’ overall manufacturing process.  These tests and evaluations may require minor changes to the CMP process or the CMP slurry or pad.  While this qualification process varies depending on numerous factors, it is generally quite costly and may take six months or longer to complete.  IC device manufacturers usually take into account the cost, time required and impact on production when they consider implementing or switching to a new CMP slurry or pad.

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

PRECISION POLISHING

Through our ESF business, we are applying our technical expertise in CMP consumables and polishing techniques developed for the semiconductor industry to demanding applications in other industries where shaping, enabling and enhancing the performance of surfaces is critical to success, such as for precision optics and electronic substrates, including silicon and silicon-carbide wafers.

Many of the production processes currently used in precision machining and polishing have been based on traditional, labor-intensive techniques, which are being replaced by computer-controlled, deterministic processes.  Our wholly-owned subsidiary, QED Technologies International, Inc. (QED), is a leading provider of deterministic finishing technology for the precision optics industry.  We believe precision optics are pervasive, serving several existing large markets such as semiconductor equipment, aerospace, defense, security, biomedical and consumer imaging.

index

OUR PRODUCTS

CMP CONSUMABLES FOR IC DEVICES

We develop, produce and sell CMP slurries for polishing a wide range of materials that conduct electrical signals, including tungsten, copper, tantalum (commonly referred to as “barrier” which is used in copper wiring applications) and aluminum.  Slurries for polishing tungsten are used heavily in the production of advanced memory devices for a multitude of end applications such as computers, tablets, MP3 players, cellphones, gaming devices, digital photography and digital video recorders, as well as in mature logic applications such as those used in automobiles.  Our most advanced slurries for tungsten polishing are designed to be customized to provide customers greater flexibility, improved performance and a reduced cost of ownership.  Our slurries for polishing copper and barrier materials are used in the production of advanced IC logic devices such as microprocessors for computers, and devices for graphic systems, gaming systems and communication devices, as well as in the production of advanced memory devices.  These products include different slurries for polishing the copper film and the thin barrier layer used to separate copper from the adjacent insulating material.  Slurries for polishing aluminum are relatively new in the CMP consumables market and are used in the most advanced transistor designs currently in production.  We offer multiple products for each technology node to enable different integration schemes depending on specific customer needs.

We also develop, manufacture and sell slurry products used to polish the dielectric insulating materials that separate conductive layers within logic and memory IC devices.  Our core slurry products for these materials are primarily used for high volume applications called Interlayer Dielectric or ILD.  Our advanced dielectrics products are designed to meet the more stringent and complex performance requirements of lower-volume, more specialized dielectric polishing applications, such as pre-metal dielectric (PMD) and shallow trench isolation (STI), at advanced technology nodes.

We develop, produce and sell CMP polishing pads, which are consumable materials that work in conjunction with CMP slurries in the CMP polishing process.  We believe that CMP polishing pads represent a natural adjacency to our CMP slurry business, since the technologies are closely related and utilize the same technical, sales and support infrastructure.  We believe our unique pad material and our continuous pad manufacturing process enable us to produce a pad with a longer pad life, greater consistency from pad to pad, and enhanced performance, resulting in lower cost of ownership for our customers.  We are producing and selling pads that can be used on a variety of polishing tools, over a range of applications including tungsten, copper and dielectrics, over a range of technology nodes, and on both 200mm and 300mm wafers.  Our pad product offerings include our EPIC D100 series of pads and our next generation D200 series.

CMP CONSUMABLES FOR THE DATA STORAGE INDUSTRY

We develop and produce CMP slurries for polishing certain materials that are used in the production of rigid disks and magnetic heads used in hard disk drives for computer and other data storage applications, which represent an extension of our core CMP slurry technology and manufacturing capabilities established for the semiconductor industry.  We believe CMP significantly improves the surface finish of these rigid disk coatings, resulting in greater storage capacity of the hard disk drive systems, and also improves the production efficiency of manufacturers of hard disk drives by helping increase their throughput and yield.  We expanded our manufacturing capacity for data storage applications in fiscal 2011 to accommodate the growth we have experienced in this area of our business.

index

PRECISION OPTICS PRODUCTS

Through our QED subsidiary, we design and produce precision polishing and metrology systems for advanced optic applications that allow customers to attain near-perfect shape and surface finish on a range of optical components such as mirrors, lenses and prisms.  Historically, advanced optics have been produced using labor-intensive artisanal processes, and variability has been common.  QED has automated the polishing process for advanced optics to enable rapid, deterministic and repeatable surface correction to the most demanding levels of precision in dramatically less time than with traditional means.  QED’s polishing systems use Magneto-Rheological Finishing (MRF), a proprietary surface figuring and finishing technology, which employs magnetic fluids and sophisticated computer technology to polish a variety of shapes and materials.  QED’s metrology systems use Subaperture Stitching Interferometry (SSI) technology that captures precise metrology data for large and/or strongly curved optical parts and Aspheric Stitching Interferometry (ASI) technology, which is designed to measure increasingly complex shapes, including non-spherical surfaces, or aspheres.

STRATEGY

We collaborate closely with our customers to develop and manufacture products that offer innovative and reliable solutions to our customers’ challenges and we strive to consistently and reliably deliver and support these products around the world through what we believe is a robust global infrastructure and supply chain.  We continue to focus on the execution of our primary strategy of strengthening and growing our core CMP consumables business within the semiconductor and hard disk drive industries.  We are also leveraging our expertise in CMP process and slurry formulation to expand our ESF business in the optics and electronic substrates markets.

STRENGTHENING AND GROWING OUR CORE CMP CONSUMABLES BUSINESS

We intend to grow our core CMP consumables business by leveraging the capabilities and global infrastructure we have developed as the leader in the CMP slurry industry.  We dedicate significant time and resources to new product innovation, and we work closely with our customers to deliver reliable solutions on a global scale that are designed to provide superior quality and lower overall cost of ownership.  We believe our strong financial position allows us to fund growth opportunities in our core CMP consumables business through internally developed technologies as well as through potential acquisitions of technologies and businesses such as our acquisition of Epoch Material Co., Ltd. (Epoch), a Taiwan-based CMP consumable provider, in fiscal 2009.

Developing Innovative Solutions:  We believe that technology and innovation are vital to success in our CMP consumables business and we devote significant resources to research and development.  We need to stay ahead of the rapid technological advances in the electronics industry in order to deliver a broad line of CMP consumables products that meet or exceed our customers' evolving needs.  We have established research and development facilities in the United States, Japan, Taiwan, Singapore, and most recently in South Korea, in order to meet our customers’ technology needs on a global basis.

In fiscal 2011, we launched a number of new products within our existing slurry and polishing pad businesses that cross multiple applications over a range of technology nodes and we have also expanded our offerings within new and emerging technology areas.  Several of our newest product offerings are discussed below:

•
We have expanded our solutions within our tungsten slurry business due to the increasing importance of a “buff” step to address more stringent customer performance and selectivity requirements.  A buff step is a short polishing step for minimal material removal that complements our existing tungsten slurries for bulk removal applications.

•
We have introduced new products for Through Silicon Via (TSV) polishing.  TSV is a new advancement in chip design where multiple layers of stacked IC devices are connected into three dimensional chips.  This enables semiconductor manufacturers to add speed and performance to IC devices without having to reduce the critical dimensions of the chip.

•	We have commercialized CMP solutions for emerging applications such as for High K Metal Gates, which utilize aluminum CMP.
•	We have developed post CMP cleaning solutions, referred to as the Epoch Clean series, which are designed to deliver optimal post CMP wafer surface properties for more advanced applications.

index

Close Collaboration With Our Customers:  We believe that building close relationships with our customers is key to achieving long-term success in our business.  We collaborate with our customers on joint projects to identify and develop new and better CMP solutions, to integrate our products into their manufacturing processes, and to assist them with supply, warehousing and inventory management.  Our customers demand a highly reliable supply source, and we believe we have a competitive advantage because of our ability to timely deliver high-quality products and service from the early stages of product development through the high-volume commercial use of our products.  We strategically locate our research facilities and clean rooms, manufacturing operations and the related technical and customer support teams to be responsive to our customers’ needs.  We believe our extensive research and development facilities, in close proximity to our customers, provide a competitive advantage.

In fiscal 2011, we expanded our facilities at several locations in the Asia Pacific region to further enhance our customer relationships.  We completed construction of a new 56,000 square foot research, development and manufacturing facility in Oseong, South Korea.  We believe this facility will enhance our ability to support our customers as South Korea is home to some of the largest manufacturers of memory devices in the world.  We have also expanded manufacturing capacity in Japan and Singapore to support continued growth in customer demand and to respond more quickly to our customers’ needs in the Asia Pacific region.

Robust Global Supply Chain:  We believe that product and supply chain quality is critical to success in our business.  Our customers demand continuous improvement in the performance of our products in terms of product quality and consistency.  We strive to drive out variation in our products and processes in order to increase quality, productivity and efficiency, and improve the uniformity and consistency of performance of our CMP consumable products.  Our global manufacturing sites are managed to ensure we have the people, training and systems needed to support the unique industry demands for product quality.  To support our quality initiative, we practice the concepts of Six Sigma across our Company.  Six Sigma is a systematic, data-driven approach and methodology for improving quality by reducing variability.  We believe our Six Sigma initiatives have contributed to significant, sustained improvement in productivity in our operations.  We also believe the key supplier award we received in fiscal 2011 from Intel is evidence of our commitment to providing our customers with high quality solutions.

We also believe that the depth and breadth of our global supply chain are critical to our success and the success of our customers.  We believe our global supply chain differentiates us from our competitors.  We now have five slurry manufacturing plants worldwide and a global network of suppliers, which we believe positions us well to mitigate supply interruptions when unexpected events occur.  The major earthquake and resulting tsunami in Japan in March 2011 was a prime example of such unexpected events, in which our global supply chain capabilities enabled us to proactively address the needs of our customers and suppliers to assist them through that difficult time.  We believe that our ability to address our customers’ concerns with openness and speed reflects the strength of our customer relationships and their trust in us as a global supplier and business partner.

LEVERAGING OUR EXPERTISE INTO NEW MARKETS - ENGINEERED SURFACE FINISHES BUSINESS

In addition to strengthening and growing our core CMP business, we continue to pursue development of our ESF business.  We believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries that are synergistic to our CMP consumables business.  Our primary focus, in this regard, is on opportunities in precision optics and electronic substrates.

Our QED subsidiary continues to be the technology leader in deterministic finishing for the precision optics industry.  QED’s polishing and metrology technology enables customers to replace manual processes with automated solutions that provide more precise and repeatable results.  Another focus of our ESF business is the polishing of electronic substrates, including silicon and silicon-carbide wafers.  A key step in the production of these wafers is CMP, which is utilized to ensure the wafers meet the stringent specifications required by IC manufacturers.

index

INDUSTRY TRENDS

SEMICONDUCTOR INDUSTRY

We believe the semiconductor industry continues to demonstrate several clear trends: the semiconductor business is defined by cyclical growth; there is constant pressure to reduce costs while advancing technology; and, the customer base continued to consolidate.

The cyclical nature of the semiconductor industry is closely tied to the global economy as well as to supply and demand within the industry.  The semiconductor industry growth that we saw during fiscal 2010 continued through fiscal 2011, although at a slower pace.  We began to see some softening of demand within the industry during the second half of fiscal 2011 that we attribute to general uncertainty in the global economy and a modest correction of IC device inventory.  Overall industry growth in fiscal 2011 positively affected demand for our products as evidenced by the 7.4% growth in our fiscal 2011 revenue from CMP consumables products compared to fiscal 2010.  We believe that semiconductor industry demand will grow over the long term based on increased usage of IC devices in existing applications, as well as an expanding range of new uses of these devices.  This trend of increased usage of IC devices is most evident in the area of mobile connectivity, including devices such as smart-phones and tablets.  However, at present, there is uncertainty regarding macro-economic factors and the outlook for the global economy.  Therefore, we believe the near-term outlook for the semi-conductor industry is also uncertain.  We believe that our Company is well positioned to operate successfully over a range of demand environments as we have successfully navigated our business through industry and macroeconomic cycles in the past.

As the demand for more advanced and lower cost electronic devices grows, there is continued pressure on IC device manufacturers to reduce their costs.  Many manufacturers reduce costs by pursuing ever-increasing scale in their operations.  In addition, manufacturers seek ways to increase their production yield while reducing their production costs regardless of the number of units they produce.  They look for CMP consumables products with quality and performance attributes that can reduce their overall cost of ownership, pursue ways to use less CMP materials, and also aggressively pursue price reductions on the materials they buy.  The pressure on manufacturers to reduce costs has led a number of integrated device manufacturers to increase their use of foundries where they can outsource some or all of their manufacturing to reduce their fixed costs.  This approach also leads to increasing scale and lower costs for these foundries.

The number of companies that manufacture semiconductor devices continues to decline both through mergers and acquisitions as well as through alliances among different companies.  Smaller manufacturers may not have the technology or resources necessary to compete with the larger manufacturers on a global basis as needed in the market today.  In fiscal 2011, we saw evidence of this in the memory segment of the industry.  For example, prices of DRAM chips declined significantly during the second half of 2011 causing some of the smaller manufacturers to reduce their production since they do not appear to be able to operate profitably at prevailing market prices.  Some larger manufacturers have increased their production, and their market share, as they are able to produce at lower costs, yet still operate profitably.  Additionally, several of our customers have formed consortia and research and development alliances to better manage the high cost of their development activities, thus reducing the number of design centers we serve.

CMP CONSUMABLES INDUSTRY

Demand for CMP consumables is primarily driven by wafer starts, so the CMP consumables industry reflects the cyclicality of the semiconductor industry as well as changes in global economic conditions.  Our revenue and net income for fiscal years 2010 and 2011 clearly demonstrated these effects, improving dramatically from fiscal 2009 as wafer starts grew following the severe downturn associated with the global economic recession of 2009.  Growth in wafer starts in fiscal 2011 was more modest than in fiscal 2010, and macroeconomic uncertainty clouds the near-term outlook for the semiconductor industry.  Over the long term, we anticipate the worldwide market for CMP consumables used by IC device manufacturers will grow as a result of expected long-term growth in wafer starts, growth in the percentage of IC devices produced that require CMP, an increase in the number of CMP polishing steps required to produce these devices and the introduction of new materials in the manufacture of semiconductor devices that will require CMP.

index

We expect the anticipated long-term growth in demand will be somewhat mitigated by continued increase in efficiency in CMP consumable usage as customers seek to reduce their costs.  Semiconductor manufacturers look for ways to lower the cost of CMP consumables in their production operations, including improvements in technology, diluting slurry or reducing the slurry flow rate during production to reduce the total amount of slurry used, and extending the polishing time before replacing pads.

As semiconductor technology continues to advance, we believe that CMP technical solutions are becoming more complex, and leading-edge technologies generally require greater customization by customer, tool set and process integration approach.  Leading-edge device designs are introducing more materials and processes into next generation chips, and these new materials and processes must be considered in developing CMP solutions. As a result, we generally see customers selecting suppliers earlier in their development processes and maintaining preferred supplier relationships through production.  Therefore, we believe that close collaboration with our customers offers the best opportunity for optimal CMP solutions.  We also believe that research and development programs continue to be vital to our success as we develop and commercialize innovative, high-performing and more cost-effective CMP solutions.

COMPETITION

We compete in the CMP consumables industry, which is characterized by rapid advances in technology and demanding product quality and consistency requirements.  We face competition from other CMP consumables suppliers, and we also may face competition in the future from significant changes in technology or emerging technologies.  However, we believe we are well positioned to continue our leadership in CMP slurries, and to continue to grow our CMP pad business.  We believe we have the experience, scale, capabilities and infrastructure that are required for success, and we work closely with the largest customers in the semiconductor industry to meet their growing expectations as a trusted business partner.

Our CMP slurry competitors range from small companies that compete with a single product and/or in a single geographic region to divisions of global companies with multiple lines of CMP products for IC manufacturers.  However, we believe we have more CMP slurry business than any other provider.  In our view, we are the only CMP slurry supplier today that serves a broad range of customers by offering and supporting a full line of CMP slurry solutions for all major applications over a range of technologies, and that has a proven track record of supplying these products globally in high volumes with the attendant required high level of technical support services.

With respect to CMP polishing pads, a division of Dow Chemical has held the dominant market position for a number of years.  We believe we are the second largest supplier of polishing pads in the world.  A number of other companies are attempting to enter this market, providing potentially viable product alternatives.  We believe our pad materials and our continuous pad manufacturing process have enabled us to produce a pad with a longer pad life, lower defectivity and greater consistency for our customers than traditional offerings, thus reducing their total pad cost.  We believe this has fueled significant growth in sales of our pad products in recent years.

Our QED subsidiary operates in the precision optics industry.  There are few direct competitors of QED because its technology is relatively new and unique.  We believe QED’s technology provides a competitive advantage to customers in the precision optics industry, which still relies heavily on traditional artisanal methods of fabrication.

CUSTOMERS, SALES AND MARKETING

Within the semiconductor industry, our customers are primarily producers of logic IC devices, producers of memory IC devices and IC foundries.  Logic customers often outsource some or all of the production of their devices to foundries, which provide contract manufacturing services, in order to avoid the high cost of process development, constructing and operating a fab, or to provide additional capacity when needed.

index

Based upon our own observations and customer survey results, we believe the following factors are the primary influences of our customers’ CMP buying decisions: overall cost of ownership, which represents the cost to purchase, use and maintain a product; product quality and consistency; product performance and its impact on a customer’s overall yield; engineering support; and delivery/supply assurance.  We believe that greater customer sophistication in the CMP process, more demanding integration schemes, additional and unique polishing materials and cost pressures will add further demands on CMP consumable suppliers like us. When these factors are combined with our customers’ desires to gain purchasing leverage and lower their cost of ownership, we believe that only the most reliable, innovative, cost effective, service-driven CMP consumables suppliers will thrive.

We use a highly collaborative approach to build close relationships with our customers in a variety of areas, and we have customer-focused teams located in each major geographic region of sales.  Our sales process begins long before the actual sale of our products and occurs on a number of levels.  Due to the long lead times from research and development to product commercialization and sales, we have research teams that collaborate with customers on emerging applications years before the products are required by the market. We also have development teams that interact closely with our customers, using our research and development facilities and capabilities to design CMP products tailored to their precise needs.  Next, our applications engineers work with customers to integrate our products into their manufacturing processes.  Finally, as part of our sales process, our logistics and sales personnel provide supply, warehousing and inventory management for our customers.

We market our products primarily through direct sales to our customers, although we use distributors in select areas.  We believe this strategy provides us an additional means to collaborate with our customers.

Our QED subsidiary supports customers in the semiconductor equipment, aerospace, defense, security, research, biomedical and consumer imaging markets.  QED counts among its worldwide customers leading precision optics manufacturers, major semiconductor original equipment manufacturers, research institutions, and the United States government and its contractors.

In fiscal 2011, our five largest customers accounted for approximately 47% of our revenue, with TSMC and Samsung accounting for approximately 17% and 10% of our revenue, respectively.  For additional information on concentration of customers, refer to Note 2 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Form 10-K.

RESEARCH, DEVELOPMENT AND TECHNICAL SUPPORT

We believe that technology is vital to success in our CMP and ESF businesses, and we plan to continue to devote significant resources to research, development and technical support (R&D), and balance our efforts between the shorter-term market needs and the longer-term investments required of us as a technology leader.  We develop and formulate new and enhanced CMP solutions tailored to our customers' requirements.  We work closely with our customers at their facilities to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions.

Our technology efforts are currently focused on five main areas that span the early conceptual stage of product development involving new materials, processes and designs several years in advance of commercialization, through to continuous improvement of already commercialized products in daily use in our customers’ manufacturing facilities.  These five areas are:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP consumables products, including collaborating on joint development projects with our customers;
•	Process development to support rapid and effective commercialization of new products;
•	Technical support of our CMP products in our customers’ manufacturing facilities, including the application of Six Sigma as a tool to reduce variation and drive process improvements; and
•	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

index

Our research in CMP slurries and pads addresses a breadth of complex and interrelated performance criteria that relate to the functional performance of the chip, our customers’ manufacturing yields, and their overall cost of ownership.   We design slurries and pads that are capable of polishing one or more materials of differing hardness, sometimes at the same time, that make up the semiconductor circuitry.  Additionally, our products must achieve the desired surface conditions at high polishing rates, high processing yields and low consumables costs in order to provide acceptable system economics for our customers.  As dimensions become smaller and as materials and designs increase in complexity, these challenges require significant investments in R&D.

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

We believe that a competitive advantage can be gained through technology, and that our investments in R&D provide us with polishing and metrology capabilities that support the most advanced and challenging customer technology requirements on a global basis.  In fiscal 2011, 2010 and 2009, we incurred approximately $58.0 million, $51.8 million and $48.2 million, respectively, in R&D expenses.  We believe our Six Sigma initiatives in our R&D efforts allow us to conduct more research at a lower cost.  Investments in property, plant and equipment to support our R&D efforts are capitalized and depreciated over their useful lives.

Our global R&D team includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP consumable products.  We operate an R&D facility in Aurora, Illinois, that features a Class 1 clean room and advanced equipment for product development, including 300mm polishing and metrology capabilities; a technology center in Japan, which includes a Class 1 clean room with 300mm polishing, metrology and slurry development capability; an R&D facility in Taiwan within our Epoch subsidiary that includes a clean room with 200mm polishing capability; a new R&D facility in South Korea that was opened in August 2011; an R&D laboratory in Singapore that provides slurry formulation capability for the data storage industry; and a research facility in Rochester, New York to support our QED business.  All of these facilities underscore our commitment both to continuing to invest in our technology infrastructure to maintain our technology leadership, and to becoming even more responsive to the needs of our customers.

RAW MATERIALS SUPPLY

Metal oxides, such as silica and alumina, are significant raw materials we use in many of our CMP slurries.  In the interest of supply assurance, our strategy is to secure multiple sources of raw materials and qualify and monitor those sources as necessary to ensure our supply of raw materials remains uninterrupted.  Also, we have entered into multi-year supply agreements with a number of suppliers for the purchase of raw materials in the interest of supply assurance and to control costs.  For additional information regarding these agreements, refer to “Tabular Disclosure of Contractual Obligations”, included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Item 7 of Part II of this Form 10-K.

index

INTELLECTUAL PROPERTY

Our intellectual property is important to our success and ability to compete.  As of October 31, 2011, we had 210 active U.S. patents and 78 pending U.S. patent applications.  In most cases we file counterpart foreign patent applications.  Many of these patents are important to our continued development of new and innovative products for CMP and related processes, as well as for new businesses.  Our patents have a range of duration and we do not expect to lose any material patent through expiration in the next four years.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements.  We vigorously and proactively pursue parties that attempt to compromise our investments in research and development by infringing our intellectual property.  For example, from 2007 to 2011, we were involved in a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a competitor of ours, regarding whether certain specific formulations of slurry products used for tungsten CMP infringe certain CMP slurry patents that we own, and the validity of those and other of our patents.  All of our patents at issue in the case were found valid, but the specific products at issue were found to not infringe the asserted claims of these patents.  With respect to the same patents, we have been successful before the United States International Trade Commission in prohibiting the importation and sale within the United States of infringing products by another competitor.

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

ENVIRONMENTAL MATTERS

      Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health.  We believe that our facilities are in substantial compliance with applicable environmental laws and regulations.  By utilizing Six Sigma in our environmental management system process, we believe we have improved operating efficiencies while protecting the environment.  Our operations in the United States, Japan, Singapore, Europe and Taiwan are ISO 14001 certified, which requires that we implement and operate according to various procedures that demonstrate our dedication to waste reduction, energy conservation and other environmental concerns.  We are committed to maintaining these certifications and are actively pursuing ISO 18001 Safety and Health certification for our existing operations over the next two years.  We will also obtain additional certifications, as applicable, in the areas in which we do business.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and abroad.  However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

We believe we have a world-class team of employees who make our Company successful.  As of October 31, 2011, we employed 1,025 individuals, including 558 in operations, 242 in research and development and technical, 101 in sales and marketing and 124 in administration.  None of our employees are covered by collective bargaining agreements.  We have not experienced any work stoppages and in general consider our relations with our employees to be good.

index

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  For example, the semiconductor industry grew significantly during the past two years following a severe economic downturn, and generally, overall demand for our products has followed this same cycle.  However, we began to see some softening of demand in the second half of fiscal 2011.  Some industry analysts predict this softening may continue through the first half of fiscal 2012.  In addition, our business has experienced historical seasonal trends as evidenced by a decrease in our revenue in the second quarter of fiscal 2011 from the revenue recorded in the first quarter of 2011, and an increase in revenue in the third quarter of fiscal 2011.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy weakens further and/or the semiconductor industry weakens, whether in general or as a result of specific factors, such as the current European sovereign debt crisis, the March 2011 natural disasters in Japan, or the November 2011 flooding in Thailand, that have had effects on the semiconductor, data storage and information technology industries, we could experience material adverse impacts on our results of operations and financial condition.

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

Some additional factors that affect demand for our products include: the types of products that our customers may produce, such as logic devices versus memory devices; the various technology nodes at which those products are manufactured; customers’ specific manufacturing process integration schemes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share gains and losses; and pricing changes by us and our competitors.

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

Our CMP consumables customer base is concentrated among a limited number of large customers.  The number of semiconductor manufacturers has declined both through mergers and acquisitions as well as through strategic alliances.  Industry analysts predict that this trend will continue, which means the semiconductor industry will be comprised of fewer and larger participants if their prediction is correct.  One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables purchased from us.  Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products.  Any deferral or significant reduction in CMP consumables sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations.

In fiscal 2011, our five largest customers accounted for approximately 47% of our revenue, with Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung accounting for approximately 17% and 10%, respectively, of our revenue.  In fiscal year 2010, our five largest customers accounted for approximately 48% of our revenue, with TSMC and United Microelectronics Corporation accounting for approximately 18% and 11%, respectively.  Samsung accounted for less than 10% of our revenue in fiscal 2010.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations, and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including fumed silica, which we use for certain of our slurries, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters, such as the March 2011 earthquakes and tsunami in Japan.  Consistent with our initial assessment in our second fiscal quarter of 2011, these natural disasters have not had a significant impact on the semiconductor industry, or on our business or supply chain, although Japan was the only geographic region in which our business did not grow in fiscal 2011.  Yet, it still is unclear what long-term effects these disasters may have on Japan’s economy and on the global economic environment as Japan represents the world’s third largest economy.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw material suppliers.

index

For instance, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed silica.  We believe it would be difficult to promptly secure alternative sources of key raw materials, including fumed silica, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by us and our customers.  In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us. Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86%, 86% and 84% of our revenue was generated by sales to customers outside of the United States for the fiscal 2011, 2010 and 2009, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also encounter the risks that we may not be able to repatriate the earnings from certain of our foreign operations, derive the anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in technologies, assets and companies, either through acquisitions, investments or alliances, in order to supplement our internal growth and development efforts.  Acquisitions and investments, such as our fiscal 2009 acquisition of Epoch Material Co., Ltd., a Taiwan-based company,  involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

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

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our CMP business from CMP slurries into other areas, such as CMP polishing pads.  Additionally, pursuant to our Engineered Surface Finishes business, we are pursuing other surface modification applications.  Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers’ needs or we may be unable to keep pace with technological or other developments.  Also, our competitors may have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products.

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the current litigation between us and DuPont Air Products NanoMaterials (DA Nano), in which the validity of all of our patents at issue in the matter was upheld as further described above in Part I, Item 1 under the heading “Intellectual Property” and in Part I, Item 3 under the heading “Legal Proceedings,” could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.  For example, in fiscal 2010, costs associated with enforcing our intellectual property caused our operating expenses to increase.

WE MAY NOT BE ABLE TO MONETIZE OUR INVESTMENTS IN AUCTION RATE SECURITIES IN THE SHORT TERM AND WE COULD EXPERIENCE A DECLINE IN THEIR MARKET VALUE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We owned auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) at September 30, 2011, which were classified as other long-term assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not lessen, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

index

ITEM 2.  PROPERTIES

Our principal U.S. facilities that we own consist of:

▪	a global headquarters and research and development facility in Aurora, Illinois, comprising approximately 200,000 square feet;
▪	a commercial slurry manufacturing plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet;
▪	a commercial polishing pad manufacturing plant and offices in Aurora, Illinois, comprising approximately 48,000 square feet;
▪	an additional 13.2 acres of vacant land in Aurora, Illinois; and
▪	a facility in Addison, Illinois, comprising approximately 15,000 square feet.

In addition, we lease a facility in Rochester, New York, comprising approximately 23,000 square feet.

Our principal foreign facilities that we or our subsidiaries own consist of:

▪	a commercial slurry manufacturing plant, automated warehouse, research and development facility and offices in Kaohsiung County, Taiwan, comprising approximately 170,000 square feet;
▪	a commercial slurry manufacturing plant and distribution center in Geino, Japan, comprising approximately 124,000 square feet;
▪	a development and technical support facility in Geino, Japan, comprising approximately 20,000 square feet.
▪	a commercial slurry manufacturing plant, research and development facility and business office in the Oseong, South Korea, comprising approximately 56,000 square feet.

Our principal foreign facilities that we lease consist of:

▪	an office, research and development laboratory and polishing pad manufacturing plant in Hsin-Chu, Taiwan, comprising approximately 31,000 square feet;
▪	a commercial slurry manufacturing plant, research and development facility and business office in Singapore, comprising approximately 24,000 square feet.

We believe that our facilities are suitable and adequate for their intended purpose and provide us with sufficient capacity and capacity expansion opportunities and technological capability to meet our current and expected demand in the foreseeable future.  In fiscal 2011, we increased our manufacturing capacity and added new capabilities in the Asia Pacific region including the construction of a new research, development and manufacturing facility in South Korea, and expanded manufacturing capacity in our Geino, Japan and Singapore facilities.

index

ITEM 3.  LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, from 2007 to 2011, we were involved in a legal action in the United States against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, regarding whether certain specific formulations of slurry products used for tungsten CMP infringe certain CMP slurry patents that we own, and the validity of those and other of our patents.  All of the Cabot Microelectronics Corporation patents at issue in the case were found valid, but the specific products at issue were found to not infringe the asserted claims of these patents.

index

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers and their ages as of October 31, 2011.

NAME	AGE	POSITION

William P. Noglows	53	Chairman of the Board, President and Chief Executive Officer
H. Carol Bernstein	51	Vice President, Secretary and General Counsel
Yumiko Damashek	55	Vice President, Japan and Operations in Asia
William S. Johnson	54	Vice President and Chief Financial Officer
David H. Li	38	Vice President, Asia Pacific Region
Ananth Naman	41	Vice President, Research and Development
Daniel J. Pike	48	Vice President, Corporate Development
Stephen R. Smith	52	Vice President, Marketing
Adam F. Weisman	49	Vice President, Business Operations
Daniel S. Wobby	48	Vice President, Global Sales
Thomas S. Roman	50	Principal Accounting Officer and Corporate Controller

WILLIAM P. NOGLOWS has served as our Chairman, President and Chief Executive Officer since November 2003.  Mr. Noglows had previously served as a director of our Company from January 2000 until April 2002.  Prior to joining us, Mr. Noglows served as an Executive Vice President of Cabot Corporation from 1998 to June 2003.  Prior to that, Mr. Noglows held various management positions at Cabot Corporation including General Manager of Cabot Corporation’s Cab-O-Sil Division, where he was one of the primary founders of our Company when our business was a division of Cabot Corporation, and was responsible for identifying and encouraging the development of the CMP application.  Mr. Noglows received his B.S. in Chemical Engineering from the Georgia Institute of Technology.  Mr. Noglows is also a director of Littelfuse, Inc. and Aspen Aerogels, Inc.

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

DAVID H. LI has served as our Vice President, Asia Pacific Region since June 2008.  Prior to that, Mr. Li served as Managing Director of South Korea and China since February 2007.  Previously, Mr. Li served as our Global Business Director for Tungsten and Advanced Dielectrics from 2005 to February 2007.  Mr. Li held a variety of leadership positions for us in operations, sourcing and investor relations between 1998 and 2005.  Prior to joining us, Mr. Li worked for UOP in marketing and process engineering.  Mr. Li received a B.S. in Chemical Engineering from Purdue University and an M.B.A. from Northwestern University - Kellogg School of Management.

index

ANANTH NAMAN has served as our Vice President of Research and Development since January 2011.  Previously, Dr. Naman was our Director of Product Development starting in April 2009 and Director of Pads Technology from January 2006 through March 2009.  Prior to joining us, Dr. Naman managed research and development efforts at Honeywell International from July 2000 to December 2005, and from 1997 to 2000 he held positions in research and development at Seagate Technology.  Dr. Naman earned B.S., M.S. and Ph.D. degrees in Materials Science and Engineering from the University of Florida.

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

STEPHEN R. SMITH has served as our Vice President of Marketing since September 2006, and previously was our Vice President of Marketing and Business Management since April 2005 and our Vice President of Sales and Marketing from October 2001.  Prior to joining us, Mr. Smith served as Vice President, Sales & Business Development for Buildpoint Corporation from 2000 to April 2001.  Prior to that, Mr. Smith spent 17 years at Tyco Electronics Group, formerly known as AMP Incorporated, in various management positions.  Mr. Smith earned a B.S. in Industrial Engineering from Grove City College and an M.B.A. from Wake Forest University.

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

		HIGH	LOW
Fiscal 2010
	First Quarter	35.47	30.59
	Second Quarter	37.83	31.99
	Third Quarter	42.69	34.18
	Fourth Quarter	36.65	29.81
Fiscal 2011
	First Quarter	42.80	32.22
	Second Quarter	52.25	40.80
	Third Quarter	51.88	43.18
	Fourth Quarter	48.21	34.39
Fiscal 2012 First Quarter (through October 31, 2011)		39.46	33.09

As of October 31, 2011, there were approximately 954 holders of record of our common stock.  No dividends were declared or paid in either fiscal 2011 or fiscal 2010 and we have no current plans to pay cash dividends in the future.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jul. 1 through Jul. 31, 2011	-	-	-	$110,001
Aug. 1 through Aug. 31, 2011	367,000	$38.44	367,000	$ 95,894
Sep. 1 through Sep. 30, 2011	150	$38.32	-	$ 95,894
Total	367,150	$38.44	367,000	$ 95,894

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  We repurchased 564,568 shares for $25.0 million in fiscal 2011 under this program, which was completed during the fiscal quarter ended March 31, 2011.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  We repurchased 671,100 shares for $29.1 million during fiscal 2011 under this new program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share purchases under these programs from our available cash balance.

Separate from this share repurchase program, a total of 33,840 shares were purchased during fiscal 2011 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP.

EQUITY COMPENSATION PLAN INFORMATION

See Part II, Item 12 of this Form 10-K for information regarding shares of common stock that may be issued under the Company’s existing equity compensation plans.

index

STOCK PERFORMANCE GRAPH

The following graph illustrates the cumulative total stockholder return on our common stock during the period from September 30, 2006 through September 30, 2011 and compares it with the cumulative total return on the NASDAQ Composite Index and the Philadelphia Semiconductor Index.  The comparison assumes $100 was invested on September 30, 2006 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.  The performance shown is not necessarily indicative of future performance.  See “Risk Factors” in Part I, Item 1A above.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cabot Microelectronics Corporation, the NASDAQ Composite Index
and the PHLX Semiconductor Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/06
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
Cabot Microelectronics Corporation
NASDAQ Composite
PHLX Semiconductor

*$100 invested on 9/30/06 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09

Cabot Microelectronics Corporation	100.00	117.77	116.27	123.14	148.33	124.60	111.55	115.02	111.31	90.46	83.38
NASDAQ Composite	100.00	107.91	108.17	116.86	121.84	119.24	102.32	103.18	92.48	71.03	68.89
Philadelphia Semiconductor	100.00	100.41	98.60	113.01	115.85	109.37	93.10	95.95	79.21	60.01	64.99

	6/09	9/09	12/09	3/10	6/10	9/10	12/10	3/11	6/11	9/11

Cabot Microelectronics Corporation	98.16	120.96	114.37	131.26	120.02	111.66	143.82	181.30	161.24	119.33
NASDAQ Composite	82.80	96.08	103.21	109.08	96.30	108.39	121.45	127.65	127.41	110.99
Philadelphia Semiconductor	73.49	89.57	97.71	100.07	90.23	93.99	110.84	114.20	112.37	98.62

index

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for each year of the five-year period ended September 30, 2011, has been derived from the audited consolidated financial statements.

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

CABOT MICROELECTRONICS CORPORATION
SELECTED FINANCIAL DATA - FIVE YEAR SUMMARY
(Amounts in thousands, except per share amounts)

	Year Ended September 30,
	2011	2010	2009	2008	2007
Consolidated Statement of Income Data:
Revenue	$445,442	$408,201	$291,372	$375,069	$338,205
Cost of goods sold	231,336	204,704	162,918	200,596	178,224
Gross profit	214,106	203,497	128,454	174,473	159,981

Operating expenses:
Research, development and technical	58,035	51,818	48,150	49,155	49,970
Selling and marketing	29,758	26,885	22,239	28,281	24,310
General and administrative	45,928	50,783	40,632	47,595	39,933
Purchased in-process research and development	-	-	1,410	-	-
Total operating expenses	133,721	129,486	112,431	125,031	114,213
Operating income	80,385	74,011	16,023	49,442	45,768

Other income (expense), net	(1,473)	(734)	599	5,448	3,606
Income before income taxes	78,912	73,277	16,622	54,890	49,374
Provision for income taxes	27,250	23,819	5,435	16,552	15,538
Net income	$51,662	$49,458	$11,187	$38,338	$33,836

Basic earnings per share	$2.26	$2.14	$0.48	$1.64	$1.42

Weighted average basic shares outstanding	22,896	23,084	23,079	23,315	23,748

Diluted earnings per share	$2.20	$2.13	$0.48	$1.64	$1.42

Weighted average diluted shares outstanding	23,435	23,273	23,096	23,348	23,754

Cash dividends per share	$-	$-	$-	$-	$-

	As of September 30,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Current assets	$430,405	$381,029	$316,852	$330,592	$310,754
Property, plant and equipment, net	130,791	115,811	122,782	115,843	118,454
Other assets	67,033	74,916	75,510	31,002	25,921
Total assets	$628,229	$571,756	$515,144	$477,437	$455,129

Current liabilities	$55,550	$53,330	$39,536	$37,801	$36,563
Other long-term liabilities	6,325	4,083	4,879	5,403	5,362
Total liabilities	61,875	57,413	44,415	43,204	41,925
Stockholders' equity	566,354	514,343	470,729	434,233	413,204
Total liabilities and stockholders' equity	$628,229	$571,756	$515,144	$477,437	$455,129

index

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-K are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events, regulatory or legislative activity, or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the acquisition of or investment in other entities; uses and investment of the Company’s cash balance; the construction and operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

OVERVIEW

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby enabling IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.  We operate predominantly in one industry segment – the development, manufacture and sale of CMP consumables.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries.

The economic and industry growth that we saw during fiscal 2010 in the overall semiconductor industry and for our Company continued into fiscal 2011.  Unit growth in the semiconductor industry has been driven in particular by increased demand for mobile internet products such as smart phones and tablets.  However, we began to see a softening of demand within the semiconductor industry in the second half of fiscal 2011 based on certain factors including general uncertainty in the global economy and a modest correction of IC inventory.  Some industry analysts project that this softening of demand may continue through the first half of our fiscal 2012.  Consequently, we remain cautious regarding demand trends in fiscal 2012.  There are many factors, that make it difficult for us to predict future revenue trends for our business, including those discussed in Part I, Item 1A entitled “Risk Factors” in this Form 10-K.

Our fiscal 2011 performance was highlighted by a number of strategic investments we made to further strengthen our global position for the future.  We completed construction of a new research, development and manufacturing facility in South Korea, which we believe will strengthen our ability to serve the second largest CMP market in the world.  We expanded our manufacturing facility in Japan to meet increased demand for our CMP slurry products and we expanded our manufacturing facility in Singapore to meet higher demand for our data storage products.  We also developed and commercialized innovative new products in all of our business areas to address traditional CMP applications as well as new and emerging technologies.

index

Revenue for fiscal 2011 was $445.4 million, which represented an increase of 9.1% from the $408.2 million reported for fiscal 2010, and was a record level for our Company.  The increase in revenue from fiscal 2010 reflects increased sales volume primarily due to continued growth of the semiconductor industry.  We experienced revenue growth across all of our product lines, including each of our slurry areas, our polishing pads business and our ESF business.  We also experienced revenue growth in each geographic area in which we operate, except in Japan, including a 32% increase in revenue in South Korea.

Gross profit expressed as a percentage of revenue for fiscal 2011 was 48.1%, which represents a decrease from the 49.9% reported for fiscal 2010, but was within our full year guidance range of 48% to 50% of revenue.  The decrease in gross profit percentage from fiscal 2010 was primarily due to higher fixed manufacturing costs, the negative effects of foreign exchange rate changes, particularly with respect to the U.S. dollar against the Japanese yen, which accounted for approximately a 1.5 percentage point decrease in gross margin percentage, and selective price decreases, partially offset by a higher-valued product mix.  We expect our gross profit percentage for full fiscal year 2012 to be in the range of 46% to 48%.  Our fiscal 2012 guidance reflects anticipated continued adverse impacts of foreign exchange rate changes, fixed costs associated with our new facility in South Korea and uncertainty within the semiconductor industry and the global economy.  However, we may experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and changes in our product mix, which may cause our quarterly gross profit to be above or below this range.

Operating expenses of $133.7 million, which include research, development and technical, selling and marketing, and general and administrative expenses, increased 3.3%, or $4.2 million, from the $129.5 million reported for fiscal 2010.  The increase was primarily due to higher staffing-related costs and higher expenses for clean room materials, partially offset by lower professional fees.  In fiscal 2012, we expect our full year operating expenses to be in the range of $135 million to $140 million.

Diluted earnings per share of $2.20 in fiscal 2011 increased 3.3%, or $0.07, from $2.13 reported in fiscal 2010, and represented a record level for our Company.  The increase was primarily due to increased sales volume, partially offset by a lower gross margin percentage, higher operating expenses and a higher effective tax rate.

The results of operations for the fiscal year ended September 30, 2011 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  Adjustments in fiscal 2011 listed below, the first four of which were made in the first two quarters, are related to: (1) $1.5 million ($1.0 million, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive cash bonus program (AIP); (2) income tax expense of $0.7 million recorded for certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded; (3) the reversal of a $0.5 million deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; (4) our under accrual of $0.3 million ($0.2 million, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP; and (5) other immaterial corrections to deferred tax assets and liabilities that reduced our income tax expense by $0.1 million.  Collectively, prior period adjustments reduced net income in fiscal 2011 by $2.3 million and diluted earnings per share by approximately $0.10.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances.  While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded.  In fiscal 2009, the global economic recession adversely affected our ability to collect accounts receivable from some of our customers.  The recession also caused a small number of our customers to file for bankruptcy or insolvency.  We recorded a $0.9 million increase in our allowance for doubtful accounts during fiscal 2009 to account for these bankruptcies and the increased risk regarding customer collections due to the continued uncertainty in the global economy.  We will continue to monitor the financial solvency of our customers and, if global economic conditions worsen, we may have to record additional increases to our allowances for doubtful accounts.  As of September 30, 2011, our allowance for doubtful accounts represented 2.0% of gross accounts receivable.  If we had increased our estimate of bad debts to 3.0% of gross accounts receivable, our general and administrative expenses would have increased by $0.5 million.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability may be required.  As of September 30, 2011, our warranty reserve represented 0.3% of the current quarter revenue.  If we had increased our warranty reserve estimate to 1.3% of the current quarter revenue, our cost of goods sold would have increased by $1.0 million.

INVENTORY VALUATION

We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable.  An inventory reserve is maintained based upon a historical percentage of actual inventories written off applied against the inventory value at the end of the period, adjusted for known conditions and circumstances.  We exercise judgment in estimating the amount of inventory that is obsolete.  Should actual product marketability and fitness for use be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required.  If we had increased our reserve for obsolete inventory at September 30, 2011 by 10%, our cost of goods sold would have increased by $0.2 million.

index

VALUATION AND CLASSIFICATION OF AUCTION RATE SECURITIES

As of September 30, 2011, we owned two auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) which are classified as other long-term assets on our Consolidated Balance Sheet.  In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.  Historically, these periodic auctions provided a liquid market for these securities.  General uncertainties in the global credit markets reduced liquidity in the ARS market, and this illiquidity continues.

As discussed in Notes 4 and 8 of the Notes to the Consolidated Financial Statements, we have recorded a temporary impairment of $0.2 million, net of tax, in the value of one of our ARS in other comprehensive income.  The calculation of fair value and the balance sheet classification for our ARS requires critical judgments and estimates by management including an appropriate discount rate and the probabilities that a security may be monetized through a future successful auction, of a refinancing of the underlying debt, of a default in payment by the issuer, and of payments not being made by the bond insurance carrier in the event of default by the issuer.  An other-than-temporary impairment must be recorded when a credit loss exists; that is when the present value of the expected cash flows from a debt security is less than the amortized cost basis of the security.  We performed two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, and we applied a risk factor to reflect current liquidity issues in the ARS market.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.  We also considered the probability of default in payment by the issuer of the securities, the strength of the insurance backing and the probability of failure by the insurance carrier in the case of default by the issuer of the securities.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered these developments, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  We do not intend to sell the securities at a loss and we believe we will not be required to sell the securities at a loss in the future.  If auctions involving our remaining ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if the issuing municipalities are unable to pay their debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, we may not be able to monetize our remaining securities in the near term and may be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

We assess the recoverability of the carrying value of long-lived assets, including finite lived intangible assets, whenever events or changes in circumstances indicate that the assets may be impaired.  We must exercise judgment in assessing whether an event of impairment has occurred.  For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We must exercise judgment in this grouping.  If the sum of the undiscounted future cash flows expected to result from the identified asset group is less than the carrying value of the asset group, an impairment provision may be required.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset group from the net book value of the asset group.  Determining future cash flows and estimating fair values require significant judgment and are highly susceptible to change from period to period because they require management to make assumptions about future sales and cost of sales generally over a long-term period.  As a result of assessments performed during fiscal 2011, we recorded $0.2 million in impairment expense.  In fiscal 2010 and 2009, we recorded $0.2 million and $1.2 million in impairment expense, respectively.

We evaluate the estimated fair value of investments annually or more frequently if indicators of potential impairment exist, to determine if an other-than-temporary impairment in the value of the investment has taken place.

index

BUSINESS COMBINATIONS

We have accounted for all business combinations under the purchase method of accounting.  As discussed in more detail in Note 3 of the Notes to the Consolidated Financial Statements, we were required to adopt new accounting standards for business combinations commencing after October 1, 2009.  However, we have not made any acquisitions to which we were required to apply these new standards.  We have allocated the purchase price of acquired entities to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development (IPR&D) based on their estimated fair values.  We engage independent third-party appraisal firms to assist us in determining the fair values of assets and liabilities acquired.  This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.  Contingent consideration was recorded as a liability when the outcome of the contingency became determinable.  Goodwill represents the excess of the purchase price over the fair value of net assets and amounts assigned to identifiable intangible assets.  Purchased IPR&D, for which technological feasibility has not yet been established and no future alternative uses exist, has been expensed immediately.

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

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We had three reporting units to which we allocated goodwill and intangible assets as of September 30, 2011, the date of our annual impairment test.  Initially, our Company had only one reporting unit as we were created from a division of our former parent company, Cabot Corporation, and we identified associated goodwill and intangible assets under one reporting unit at that time.  Other amounts of goodwill and intangible assets have been attributed to acquired businesses at the time of acquisition through the use of independent appraisal firms.

We have historically determined the fair value of our reporting units using a discounted cash flow analysis (“step one” analysis) of our projected future results.  The step one analysis we performed in the fourth quarter of fiscal 2010 indicated the fair value of our reporting units was significantly higher than the carrying value.  As discussed in Notes 2 and 7 of the Notes to the Consolidated Financial Statements, effective September 30, 2011, we adopted new accounting pronouncements related to our goodwill impairment analysis.  The new accounting guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“step zero” analysis).  In fiscal 2011, we used this new guidance in our annual impairment analysis for goodwill because our cash flows for all of our reporting units exceeded the expectations we had as of September 30, 2010.

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

As a result of the review performed in the fourth quarter of fiscal 2011, we determined that there was no impairment of our goodwill and intangible assets as of September 30, 2011.

index

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards expected to ultimately vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  A small change in the underlying assumptions can have a relatively large effect on the estimated valuation.  We estimate the expected volatility of our stock based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using the simplified method, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to terms of their award agreements during the contractual term.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of award.

ACCOUNTING FOR INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal 2011 and 2010, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriating the earnings to the U.S.  See the section titled “Liquidity and Capital Resources” in this MD&A and Note 16 of the Notes to the Consolidated Financial Statements for additional information on income taxes and permanent reinvestment.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

	Year Ended September 30,
	2011	2010	2009

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	51.9	50.1	55.9
Gross profit	48.1	49.9	44.1

Research, development and technical	13.1	12.7	16.5
Selling and marketing	6.7	6.6	7.6
General and administrative	10.3	12.5	14.0
Purchased in-process research and development	-	-	0.5
Operating income	18.0	18.1	5.5
Other income (expense), net	(0.3)	(0.2)	0.2
Income before income taxes	17.7	17.9	5.7
Provision for income taxes	6.1	5.8	1.9

Net income	11.6%	12.1%	3.8%

YEAR ENDED SEPTEMBER 30, 2011, VERSUS YEAR ENDED SEPTEMBER 30, 2010

REVENUE

Revenue was $445.4 million in fiscal 2011, which represented an increase of 9.1%, or $37.2 million, from fiscal 2010.  The increase in revenue was driven by a $35.6 million increase in sales volume, a $5.5 million increase due to the effect of foreign exchange rate changes, and a $4.7 million increase due to a higher-priced product mix.  These increases were partially offset by an $8.9 million decrease in revenue due to a lower weighted-average selling price for our CMP consumables.  The economic and industry growth that we saw during fiscal 2010 continued into fiscal 2011.  However, we saw some softening of demand in the semiconductor industry in the second half of fiscal 2011 based on certain factors, including general uncertainty in the global economy and a modest correction of integrated circuit (IC) device inventory.  Some industry analysts currently project this softening of demand to persist through the first half of our fiscal 2012, so we are cautious regarding future demand trends within the semiconductor industry.

COST OF GOODS SOLD

Total cost of goods sold was $231.3 million in fiscal 2011, which represented an increase of 13.0%, or $26.6 million, from fiscal 2010.  The increase in cost of goods sold was primarily due to $17.8 million from increased sales volume due to the increased demand for our products, a $9.5 million increase due to the effect of foreign exchange rate changes, a $6.9 million increase due to higher fixed manufacturing costs, a $1.8 million increase due to higher freight and packaging costs, a $1.3 million increase due to certain production variances and a $0.7 million increase due to higher sample costs.  These increases were partially offset by an $11.5 million decrease in cost of goods sold due to a lower-cost product mix.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.1% in fiscal 2011 as compared to 49.9% for fiscal 2010.  The decrease in gross profit as a percentage of revenue was primarily due to higher fixed manufacturing costs, the negative effects of foreign exchange rate changes, selective price decreases and the absence of a raw material supplier credit we recognized in the first quarter of fiscal 2010 related to our achieving a certain volume threshold in calendar 2009, partially offset by a higher-valued product mix.  We expect our gross profit percentage for full fiscal year 2012 to be in the range of 46% to 48%.  However, we may experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and changes in our product mix, which may cause our quarterly gross profit to be above or below this range.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $58.0 million in fiscal 2011, which represented an increase of 12.0%, or $6.2 million, from fiscal 2010.  The increase was primarily due to $3.6 million in higher staffing-related costs, related to higher staffing levels and separation costs related to the transition of one of our executive officers, and $2.2 million in higher expenses for clean room materials.

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

SELLING AND MARKETING

Selling and marketing expenses were $29.8 million in fiscal 2011, which represented an increase of 10.7%, or $2.9 million, from fiscal 2010.  The increase was primarily due to $1.3 million in higher staffing related costs, $0.6 million in higher travel-related costs and $0.4 million in higher miscellaneous selling expenses.

index

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $45.9 million in fiscal 2011, which represented a decrease of 9.6%, or $4.9 million, from fiscal 2010.  The decrease was primarily due to $6.8 million in lower professional fees, including costs to enforce our intellectual property, partially offset by $1.1 million in higher staffing-related costs and $0.6 million in higher depreciation expense.  See Part I, Item 3 entitled “Legal Proceedings” and Note 17 of the Notes to the Consolidated Financial Statements for more information on the enforcement of our intellectual property.

OTHER INCOME (EXPENSE), NET

Other expense was $1.5 million in fiscal 2011, compared to $0.7 million during fiscal 2010.  The increase in other expense was primarily due to $1.1 million in foreign exchange effects, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 10 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 34.5% in fiscal 2011 compared to 32.5% in fiscal 2010.  The increase in the effective tax rate was primarily due a number of factors related to share-based compensation expense, including tax impacts of stock option exercises and the vesting of restricted stock for certain employees, and taxable executive compensation in excess of limits defined in section 162(m) of the Internal Revenue Code, partially offset by the reinstatement of the U.S. research and experimentation tax credit in December 2010, which was retroactively effective as of January 1, 2010.  As discussed in the “Overview” section of this MD&A, our income tax provision in fiscal 2011 included adjustments to correct prior period amounts, including $0.7 million in tax expense related to executive compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded, and the reversal of a $0.5 million deferred tax asset related to certain share-based compensation expense.

NET INCOME

Net income was $51.7 million in fiscal 2011, which represented an increase of 4.5%, or $2.2 million, from fiscal 2010.  The increase was primarily due to increased sales volume, partially offset by a lower gross margin percentage, increased operating expenses and a higher effective tax rate.

YEAR ENDED SEPTEMBER 30, 2010, VERSUS YEAR ENDED SEPTEMBER 30, 2009

REVENUE

Revenue was $408.2 million in fiscal 2010, which represented an increase of 40.1%, or $116.8 million, from fiscal 2009.  The increase in revenue was driven by a $118.3 million increase in sales volume, a $4.8 million increase due to the effect of foreign exchange rate changes, and $2.6 million due to a slightly higher-priced product mix, partially offset by a decrease in revenue of $8.9 million due to a lower weighted-average selling price for our CMP consumable products.  We began to see improvement in economic and industry conditions during the second half of our fiscal 2009.  These improvements, particularly in the semiconductor industry, continued through our fiscal 2010 and positively impacted the demand for our products.

index

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 49.9% in fiscal 2010 as compared to 44.1% for fiscal 2009.  The increase in gross profit as a percentage of revenue was primarily due to the significant increase in sales volume and the related increased utilization of our manufacturing capacity, as well as a higher-valued product mix, partially offset by a decrease in the weighted-average selling price of our CMP slurries and increased fixed manufacturing costs.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $51.8 million in fiscal 2010, which represented an increase of 7.6%, or $3.7 million, from fiscal 2009.  The increase was mainly due to $3.6 million in higher staffing-related costs, primarily related to our AIP, $0.6 million in higher travel-related costs, and $0.2 million in higher office equipment expenses, partially offset by the absence of $1.1 million in pre-tax impairment charges recorded on certain research and development equipment during fiscal 2009.

SELLING AND MARKETING

Selling and marketing expenses were $26.9 million in fiscal 2010, which represented an increase of 20.9%, or $4.6 million, from fiscal 2009.  The increase was primarily due to $2.6 million in higher staffing related costs, including costs associated with our AIP, $1.0 million in higher travel-related costs, $0.4 million in higher depreciation expense, and $0.3 million in higher professional fees.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $50.8 million in fiscal 2010, which represented an increase of 25.0%, or $10.2 million, from fiscal 2009.  The increase was mainly due to $6.0 million in higher staffing-related costs, primarily related to our AIP, $4.2 million in higher professional fees, including costs to enforce our intellectual property, and $0.5 million in higher travel-related expenses, partially offset by $0.9 million due to lower bad debt expense.  See Part I, Item 3 entitled “Legal Proceedings” and Note 17 of the Notes to the Consolidated Financial Statements for more information on the enforcement of our intellectual property.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Purchased in-process research and development (IPR&D) expense was $1.4 million in fiscal 2009, related to the acquisition of Epoch in the second quarter of fiscal 2009.  We did not make any acquisitions in fiscal 2010.

index

OTHER INCOME (EXPENSE), NET

Other expense was $0.7 million in fiscal 2010, compared to other income of $0.6 million during fiscal 2009.  The decrease in other income was primarily due to $0.8 million in lower interest income resulting from lower interest rates on our cash balances and investments, and $0.7 million due to net unfavorable foreign exchange effects, primarily related to changes in the exchange rate of the Japanese yen to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 10 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 32.5% in fiscal 2010 compared to 32.7% in fiscal 2009.  The decreases in the effective tax rate in fiscal 2010 was primarily due to our election to permanently reinvest earnings from certain of our foreign subsidiaries outside of the U.S., as well as decreased tax expense related to share-based compensation.  Increases in the effective tax rate in fiscal 2010 that partially offset these decreases included decreases in tax-exempt interest income and the expiration of the research and experimentation tax credit effective December 31, 2009, which was not retroactively reinstated for our fiscal 2010 until the first quarter of our fiscal 2011.

NET INCOME

Net income was $49.5 million in fiscal 2010, which represented an increase of 342.1%, or $38.3 million, from fiscal 2009 as a result of the factors discussed above.  The election to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. increased net income by $2.0 million in fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $93.6 million in fiscal 2011, $88.4 million in fiscal 2010 and $44.7 million in fiscal 2009.  Our cash provided by operating activities in fiscal 2011 originated from $51.7 million in net income, $41.0 million in non-cash items, and a $0.9 million increase in cash flow due to a net decrease in working capital.  The increase in cash from operations in fiscal 2011 from fiscal 2010 was primarily due to increased net income and deferred tax expense, as well as decreased accounts receivable in fiscal 2011, partially offset by an increase in working capital associated with higher inventories and lower accrued expenses and accounts payable.  The decrease in accounts receivable was primarily due to improved cash collections in fiscal 2011.  The increase in inventories was primarily due to a general inventory build to meet the increased customer demand we experienced in fiscal 2011.  The decrease in accrued expenses was primarily due to the payment made in the first quarter of fiscal 2011 of our fiscal 2010 annual incentive cash bonus, partially offset by the accrual of our fiscal 2011 annual incentive cash bonus, which we expect will be paid in the first quarter of fiscal 2012.

We used $28.2 million in investing activities in fiscal 2011 representing $28.1 million in purchases of property, plant and equipment and $0.1 million in other investing cash outflows.  Capital expenditures in fiscal 2011 included the construction of our new facility in South Korea and capacity expansions of our Japan and Singapore facilities, net of the amounts that remain in accounts payable and accrued expenses at year end.  We used $11.9 million in investing activities in fiscal 2010 representing $11.7 million in purchases of property, plant and equipment and $0.2 million in other investing cash outflows.  We used $69.0 million in investing activities in fiscal 2009, representing $60.5 million used for our acquisition of Epoch, net of $6.2 million in cash acquired, and $8.5 million in purchases of property, plant and equipment.  See Note 3 and Note 7 of the Notes to the Consolidated Financial Statements for more information on business combinations and intangible assets.  We estimate that our total capital expenditures in fiscal 2012 will be between $25 million and $30 million.

index

In fiscal 2011, cash flows used in financing activities were $17.9 million.  We used $54.1 million to repurchase common stock under our share repurchase program, $1.4 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) for shares withheld from employees to cover payroll taxes on the vesting of restricted stock awarded under the EIP, and we made $1.3 million in principal payments under capital lease obligations.  These cash outflows were partially offset by $38.1 million received from the issuance of common stock related to the exercise of stock options granted under our EIP and our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010 (ESPP).  In addition, we received $0.8 million in tax benefits related to stock options exercised and vesting of restricted stock awarded under our EIP.  In fiscal 2010, cash flows used in financing activities were $23.5 million.  We used $25.0 million to repurchase common stock under our share repurchase plan, $0.8 million to repurchase common stock pursuant to the terms of our EIP for shares withheld from employees and purchased by the Company to cover payroll taxes on the vesting of restricted stock awarded under the EIP, and we made $1.2 million in principal payments under capital lease obligations.  These cash outflows were partially offset by $3.4 million received from the issuance of common stock related to the exercise of stock options granted under our EIP and our ESPP.  In fiscal 2009, cash flows provided by financing activities were $0.7 million.  We received $2.2 million from the issuance of common stock related to the exercise of stock options granted under our EIP and our ESPP.  These cash inflows were partially offset by $1.1 million in principal payments on capital leases and $0.3 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld to cover payroll taxes on the vesting of restricted stock awarded under the EIP.

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  We repurchased 564,568 shares for $25.0 million in fiscal 2011 under this program, which was completed during the fiscal quarter ended March 31, 2011.  We also repurchased 723,184 shares for $25.0 million during fiscal 2010 under this program.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  We repurchased 671,100 shares for $29.1 million during fiscal 2011 under this new program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share purchases under these programs from our available cash balance.

We have an unsecured revolving credit facility of $50.0 million with an option to increase the facility to $80.0 million.  Pursuant to an amendment we entered into in October 2008, the agreement extends through October 2011, with an option to renew for two additional one-year terms.  In November 2010, the scheduled termination date was extended by one year through October 2012 and in August 2011, the scheduled termination date was extended another year through October 2013.  Under this agreement, interest accrues on any outstanding balance at either the lending institution’s base rate or the Eurodollar rate plus an applicable margin.  We also pay a non-use fee.  Loans under this facility are intended primarily for general corporate purposes, including financing working capital, capital expenditures and acquisitions.  The credit agreement also contains various covenants.  No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with the covenants.

As of September 30, 2011, we had $302.5 million of cash and cash equivalents, $29.1 million of which was held at foreign subsidiaries in Singapore and Taiwan where we have made a current election to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowings under our revolving credit facility will be sufficient to fund our operations, expected capital expenditures, general merger and acquisition activities, and share repurchases for the foreseeable future.  However, we plan to further expand our business; therefore, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending upon conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2011 and 2010, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Operating leases	$10.2	$3.6	$3.6	$1.7	$1.3
Purchase obligations	33.4	31.4	1.1	0.3	0.6
Other long-term liabilities	6.3	-	-	-	6.3
Total contractual obligations	$49.9	$35.0	$4.7	$2.0	$8.2

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

PURCHASE OBLIGATIONS

We have entered into multi-year supply agreements with Cabot Corporation, our former parent company which is not a related party, for the purchase of certain fumed metal oxides.  We purchase fumed silica primarily under a fumed silica supply agreement with Cabot Corporation that became effective in January 2004, and was amended in September 2006 and in April 2008, the latter of which extended the termination date of the agreement from December 2009 to December 2012 and also changed the pricing and some other non-material terms of the agreement to the benefit of both parties.  We are generally obligated to purchase fumed silica for at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  We currently anticipate meeting all minimum forecasted purchase volume requirements.  Since December 2001, we have purchased fumed alumina primarily under a fumed alumina supply agreement with Cabot Corporation that has an original term ending in December 2006 and was renewed for another five-year term ending in December 2011.  Prices charged for fumed alumina from Cabot Corporation are pursuant to the terms of the supply agreement and may fluctuate based upon the actual costs incurred by Cabot Corporation in the manufacture of fumed alumina.  Under these agreements, Cabot Corporation continues to be the exclusive supplier of certain quantities and types of fumed silica and fumed alumina for certain products we produced as of the effective dates of these agreements.  Subject to certain terms, Cabot Corporation is prohibited from selling certain types of fumed alumina to third parties for use in CMP applications, as well as engaging itself in CMP applications.  If Cabot Corporation fails to supply us with our requirements for any reason, including if we require product specification changes that Cabot Corporation cannot meet, we have the right to purchase products meeting those specifications from other suppliers.  We also may purchase fumed alumina and fumed silica from other suppliers for certain products, including those commercialized after certain dates related to these agreements and their amendments.  Purchase obligations include an aggregate amount of $7.8 million of contractual commitments related to our Cabot Corporation agreements for fumed silica and fumed alumina.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2011 consist of liabilities related to our Japan retirement allowance, which represents approximately $4.9 million, our liability for future payments to be made under our Cabot Microelectronics Supplemental Employee Retirement Plan and our liability for uncertain tax positions.

index

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen and the New Taiwan dollar.  As noted in the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the negative effects of foreign exchange rate changes, primarily related to the Japanese yen, accounted for an approximate 1.5 percentage point decline in our gross profit margin in fiscal 2011 compared to fiscal 2010.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure on our balance sheet.  However, we may be unable to hedge these exposures completely.  During fiscal 2011, we recorded $5.5 million in foreign currency translation gains that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily relate to the revaluation of assets and liabilities denominated in the Japanese yen and the New Taiwan dollar at period end exchange rates.  Approximately 13% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which reduces the net exposure on the Consolidated Statement of Income.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

Over the past 24 months, there has been a significant weakening of the U.S. dollar against the Japanese yen, which has had some negative impact on our results of operations.  We have performed a sensitivity analysis assuming a hypothetical additional 10% adverse movement in foreign exchange rates.  As of September 30, 2011, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At September 30, 2011, we owned two auction rate securities (ARS) with a total estimated fair value of $8.1 million ($8.3 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see “Risk Factors” set forth in Part I, Item 1A, “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and Notes 4 and 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Chicago, IL
November 22, 2011

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2011	2010	2009

Revenue	$445,442	$408,201	$291,372

Cost of goods sold	231,336	204,704	162,918

Gross profit	214,106	203,497	128,454

Operating expenses:
Research, development and technical	58,035	51,818	48,150
Selling and marketing	29,758	26,885	22,239
General and administrative	45,928	50,783	40,632
Purchased in-process research and development	-	-	1,410
Total operating expenses	133,721	129,486	112,431

Operating income	80,385	74,011	16,023

Other income (expense), net	(1,473)	(734)	599
Income before income taxes	78,912	73,277	16,622

Provision for income taxes	27,250	23,819	5,435

Net income	$51,662	$49,458	$11,187

Basic earnings per share	$2.26	$2.14	$0.48

Weighted-average basic shares outstanding	22,896	23,084	23,079

Diluted earnings per share	$2.20	$2.13	$0.48

Weighted-average diluted shares outstanding	23,435	23,273	23,096

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$302,546	$254,164
Accounts receivable, less allowance for doubtful accounts of $1,090 at September 30, 2011, and $1,121 at September 30, 2010	52,747	57,456
Inventories	56,128	51,896
Prepaid expenses and other current assets	14,735	13,973
Deferred income taxes	4,249	3,540
Total current assets	430,405	381,029

Property, plant and equipment, net	130,791	115,811
Goodwill	41,148	40,436
Other intangible assets, net	14,651	17,089
Deferred income taxes	862	8,044
Other long-term assets	10,372	9,347
Total assets	$628,229	$571,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,436	$17,521
Capital lease obligations	10	1,296
Accrued expenses and other current liabilities	33,104	34,513
Total current liabilities	55,550	53,330

Capital lease obligations, net of current portion	2	12
Other long-term liabilities	6,323	4,071
Total liabilities	61,875	57,413

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 27,652,336 shares at September 30, 2011, and 26,384,715 shares at September 30, 2010	28	26
Capital in excess of par value of common stock	278,360	228,103
Retained earnings	435,429	383,767
Accumulated other comprehensive income	24,127	18,538
Treasury stock at cost, 4,715,577 shares at September 30, 2011, and 3,446,069 shares at September 30, 2010	(171,590)	(116,091)
Total stockholders’ equity	566,354	514,343

Total liabilities and stockholders’ equity	$628,229	$571,756

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income	$51,662	$49,458	$11,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,992	24,994	24,832
Purchased in-process research and development	-	-	1,410
Provision for doubtful accounts	(18)	(113)	856
Share-based compensation expense	12,646	11,643	12,802
Deferred income tax expense (benefit)	4,934	(2,150)	(2,064)
Non-cash foreign exchange gain	(212)	(498)	(2,731)
Loss on disposal of property, plant and equipment	140	107	235
Impairment of property, plant and equipment	198	158	1,245
Other	(723)	92	938
Changes in operating assets and liabilities:
Accounts receivable	6,623	(1,985)	(8,519)
Inventories	(2,816)	(5,715)	8,084
Prepaid expenses and other assets	(658)	(6,021)	4,889
Accounts payable	(1,021)	1,555	(464)
Accrued expenses, income taxes payable and other liabilities	(1,181)	16,860	(8,003)
Net cash provided by operating activities	93,566	88,385	44,697

Cash flows from investing activities:
Additions to property, plant and equipment	(28,052)	(11,657)	(8,493)
Proceeds from the sale of property, plant and equipment	41	2	1
Acquisition of business, net of cash acquired	-	-	(60,520)
Purchase of intangible assets	(200)	(315)	-
Proceeds from the sale of investments	25	50	50
Net cash used in investing activities	(28,186)	(11,920)	(68,962)

Cash flows from financing activities:
Repurchases of common stock	(55,499)	(25,764)	(336)
Net proceeds from issuance of stock	38,051	3,429	2,206
Tax benefits associated with share-based compensation expense	830	-	-
Principal payments under capital lease obligations	(1,296)	(1,210)	(1,129)
Net cash provided by (used in) financing activities	(17,914)	(23,545)	741

Effect of exchange rate changes on cash	916	1,292	2,009
Increase (decrease) in cash	48,382	54,212	(21,515)
Cash and cash equivalents at beginning of year	254,164	199,952	221,467
Cash and cash equivalents at end of year	$302,546	$254,164	$199,952

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,788	$29,174	$4,283
Cash paid for interest	$158	$257	$338

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of period	$6,322	$974	$429
Issuance of restricted stock	$6,774	$4,985	$4,209

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

				Accumulated
		Capital		Other	Comprehensive
	Common	In Excess	Retained	Comprehensive	Income	Treasury
	Stock	Of Par	Earnings	Income	(net of tax)	Stock	Total
Balance at September 30, 2008	$26	$198,022	$323,122	$3,054		$(89,991)	$434,233

Share-based compensation expense		12,802					12,802
Repurchases of common stock - other, at cost						(336)	(336)
Exercise of stock options		680					680
Issuance of Cabot Microelectronics restricted stock
under deposit share plan		170					170
Issuance of Cabot Microelectronics stock under
Employee Stock Purchase Plan		1,357					1,357
Net income			11,187		$11,187
Foreign currency translation adjustment				10,275	10,275
Minimum pension liability adjustment				361	361
Total comprehensive income					$21,823		21,823

Balance at September 30, 2009	$26	$213,031	$334,309	$13,690		$(90,327)	$470,729

Share-based compensation expense		11,643					11,643
Repurchases of common stock under share repurchase
plans, at cost						(24,998)	(24,998)
Repurchases of common stock - other, at cost						(766)	(766)
Exercise of stock options		2,283					2,283
Issuance of Cabot Microelectronics restricted stock
under deposit share plan		45					45
Issuance of Cabot Microelectronics stock under
Employee Stock Purchase Plan		1,101					1,101
Net income			49,458		$49,458
Foreign currency translation adjustment				4,580	4,580
Minimum pension liability adjustment				268	268
Total comprehensive income					$54,306		54,306

Balance at September 30, 2010	$26	$228,103	$383,767	$18,538		$(116,091)	$514,343

Share-based compensation expense		12,646					12,646
Repurchases of common stock under share repurchase
plans, at cost						(54,106)	(54,106)
Repurchases of common stock - other, at cost						(1,393)	(1,393)
Exercise of stock options	2	35,953					35,955
Issuance of Cabot Microelectronics restricted stock
under deposit share plan		145					145
Issuance of Cabot Microelectronics stock under
Employee Stock Purchase Plan		1,951					1,951
Deferred tax effect of long-term incentives		(700)					(700)
Tax deduction for the exercise of stock options
granted prior to the adoption of ASC 718		262					262
Net income			51,662		$51,662
Foreign currency translation adjustment				5,490	5,490
Minimum pension liability adjustment				99	99
Total comprehensive income					$57,251		57,251

Balance at September 30, 2011	$28	$278,360	$435,429	$24,127		$(171,590)	$566,354

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

Results of Operations

The results of operations for the fiscal year ended September 30, 2011 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  Adjustments in fiscal 2011 listed below, the first four of which were made in the first two quarters of the fiscal year, related to: (1) $1,474 ($1,014, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive cash bonus program (AIP); (2) income tax expense of $671 recorded for certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded; (3) the reversal of a $497 deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; (4) our under-accrual of $290 ($199, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP; and (5) other immaterial corrections to deferred tax assets and liabilities that reduced our income tax expense by $101.  Collectively, these adjustments reduced net income for fiscal 2011 by $2,280 and diluted earnings per share by approximately $0.10.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of September 30, 2011.

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

index

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider investments in all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.  Short-term investments include securities generally having maturities of 90 days to one year.  We did not own any securities that were considered short-term as of September 30, 2011 or 2010.  See Note 4 for a more detailed discussion of other financial instruments.

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

Customers who represented more than 10% of revenue are as follows:

	Year Ended September 30,

	2011	2010	2009

Taiwan Semiconductor Manufacturing Co. (TSMC)	17%	18%	17%
Samsung	10%	*	*
United Microelectronics Corporation (UMC)	*	11%	*
* denotes less than ten percent of total

TSMC accounted for 12.9% and 13.6% of net accounts receivable at September 30, 2011 and 2010, respectively.  Samsung accounted for 11.4% of net accounts receivable at September 30, 2011.  UMC accounted for 7.1% and 9.2% of net accounts receivable at September 30, 2011 and 2010, respectively.

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

Expenditures for repairs and maintenance are charged to expense as incurred.  Expenditures for major renewals and betterments are capitalized and depreciated over the remaining useful lives.  As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.  We capitalize the costs related to the design and development of software used for internal purposes.

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

GOODWILL AND INTANGIBLE ASSETS

We amortize intangible assets with finite lives over their estimated useful lives, which range from two to ten and one-half years.  Intangible assets with finite lives are reviewed for impairment using a process similar to that used to evaluate other long-lived assets.  Goodwill and indefinite lived intangible assets are not amortized and are tested annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment, referred to as a component.  A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We had three reporting units to which we allocated goodwill and intangible assets as of September 30, 2011.  Goodwill impairment testing requires a comparison of the fair value of each reporting unit to the carrying value.  If the carrying value exceeds fair value, goodwill is considered impaired.  The amount of the impairment is the difference between the carrying value of goodwill and the “implied” fair value.  The fair value of the reporting unit may be determined using a discounted cash flow analysis of our projected future results.  As discussed later in this Note 2 under the heading “Effects of Recent Accounting Pronouncements”, an entity now has the option to assess qualitative factors to determine if the two-step impairment test must be performed.  We elected this option in fiscal 2011 when we performed our annual impairment review of goodwill.  The recoverability of indefinite lived intangible assets is measured using the royalty savings method, which requires a comparison between the fair value of the discounted royalty savings and the carrying value of the assets.  We determined that goodwill and other intangible assets were not impaired as of September 30, 2011.

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

index

FOREIGN CURRENCY TRANSLATION

Certain operating activities in Asia and Europe are denominated in local currency, considered to be the functional currency.  Assets and liabilities of these operations are translated using exchange rates in effect at the end of the year, and revenue and costs are translated using weighted-average exchange rates for the year.  The related translation adjustments are reported in comprehensive income in stockholders’ equity.

FOREIGN EXCHANGE MANAGEMENT

We transact business in various foreign currencies, primarily the Japanese yen and New Taiwan dollar.  Our exposure to foreign currency exchange risks has not been significant because a large portion of our business is denominated in U.S. dollars.  However, there has been a significant weakening of the U.S. dollar against the Japanese yen over the past 24 months, which has had some negative impact on our results of operations.  As noted in the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the negative effects of foreign exchange rate changes, primarily related to the Japanese yen, accounted for an approximate 1.5 percentage point decline in our gross profit margin in fiscal 2011 compared to fiscal 2010.  Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting under the accounting rules for derivative instruments.  See Note 10 for more a more detailed discussion of derivative financial instruments.

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

We also maintain intercompany loan agreements between some of our wholly-owned foreign subsidiaries, including Cabot Microelectronics Singapore Pte. Ltd., Epoch Material Co., Ltd. in Taiwan and Hanguk Cabot Microelectronics, LLC in South Korea.  These loans provided funds for the construction of our new research, development and manufacturing facility in South Korea.  These loans are also considered foreign currency transactions and are accounted for in the same manner as our intercompany loans to the K.K.

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

index

Within our Engineered Surface Finishes (ESF) business, sales of equipment are recorded as revenue upon delivery and customer acceptance.  Amounts allocated to installation and training are deferred until those services are provided and are not material.

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

INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal 2011 and 2010, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriating the earnings to the U.S.  See Note 16 for additional information on income taxes.

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the option’s expected term, the price volatility of the underlying stock, the risk-free interest rate and the expected dividend rate, if any.  A small change in the underlying assumptions can have a relatively large effect on the estimated valuation.  We estimate the expected volatility of our stock based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using the simplified method, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who would meet the definition of retirement eligible pursuant to the terms of their grant agreements during the contractual term of the grant.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of award.

For additional information regarding our share-based compensation plans, refer to Note 12.

EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated by using the weighted-average number of common shares outstanding during the period increased to include the weighted-average dilutive effect of “in-the-money” stock options and unvested restricted stock shares using the treasury stock method.

index

COMPREHENSIVE INCOME

Comprehensive income primarily differs from net income due to foreign currency translation adjustments.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  ASU 2010-06 provides amendments to the rules regarding the disclosure of fair value measurements and clarifies the language in certain existing disclosures.  New disclosures include a discussion of the transfers in and out of Level 1 and 2 measurements as well as a reconciliation of gross activity for Level 3 measurements.  ASU 2010-06 clarifies the disclosures an entity must make regarding inputs and valuation techniques used in fair value measurements.  The ASU also clarifies that an entity should provide fair value disclosures for each class of assets and liabilities.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the reconciliation of Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  The adoption of the provisions relating to Level 1 and Level 2 measurements did not have a material impact on our results of operations, financial position or cash flows.  Based on our current Level 3 fair value measurements, we believe that the adoption of the provisions related to Level 3 measurements will not have a material impact on the disclosures in our financial statements.

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

index

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

September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (ASU 2011-08).  The provisions of ASU 2011-08 provide an entity with the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  This qualitative assessment is referred to as a “step zero” approach.  If, based on the review of the qualitative factors, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the entity may skip the two-step impairment test required by prior accounting guidance.  If an entity determines otherwise, the first step (“step one”) of the two-step impairment test is required.  This new accounting guidance also gives the entity the option to bypass “step zero” and proceed directly to “step one”; an entity may resume performing “step zero” in any subsequent period.  ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted if the financial statements for the most recent annual or interim period have not yet been issued.  We have chosen to early adopt these new accounting provisions effective with our goodwill impairment review during the fourth quarter of fiscal 2011.  We determined, based upon our qualitative assessment, that “step one” was not required as there were no indications that the fair value of our reporting units was less than the carrying value.  See Note 7 for a more detailed discussion of our goodwill and intangible assets.

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

On February 27, 2009, we completed the acquisition of Epoch Material Co., Ltd. (Epoch), which previously was a consolidated subsidiary of Eternal Chemical Co., Ltd. (Eternal).  Epoch is a Taiwan-based company specializing primarily in the development, manufacture and sale of copper CMP consumables.  We paid $59,391 to obtain 90% of Epoch’s stock, plus $728 of transaction costs, from our available cash balance.  We paid an additional $6,600 from an escrow account which was held in Taiwan to Eternal in August 2010 to acquire the remaining 10% of Epoch’s stock.  During this interim period, Eternal held the remaining 10% ownership interest in Epoch.  However, Eternal waived rights to any interest in the earnings of Epoch during the interim period, including any associated dividends.  Consequently, we have recorded 100% of Epoch’s results of operations from February 27, 2009 through the end of our fiscal 2011 in our Consolidated Statement of Income, rather than recording any noncontrolling interest in Epoch.

index

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Epoch had occurred on October 1, 2008:

Fiscal Year
Ended
September 30,
2009

Revenues	$296,120
Net income	$10,205
Net income per share:
Basic	$0.44
Diluted	$0.44

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been achieved if the acquisition had actually occurred as of the dates indicated, or of those results that may be achieved in the future.  The unaudited pro forma consolidated results of operations include adjustments to net income to give effect to: expensing of IPR&D on October 1, 2008; amortization of intangible assets acquired; depreciation of property, plant and equipment acquired; and, income taxes.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

index

The following tables present financial assets that we measured at fair value on a recurring basis at September 30, 2011 and 2010.  As permitted under the relevant standards, we have chosen to not measure any of our liabilities at fair value as we believe our liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

September 30, 2011	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$302,546	$-	$-	$302,546
Auction rate securities (ARS)	-	-	8,041	8,041
Other long-term investments	827	-	-	827
Total	$303,373	$-	$8,041	$311,414

September 30, 2010	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$254,164	$-	$-	$254,164
Auction rate securities (ARS)	-	-	8,066	8,066
Total	$254,164	$-	$8,066	$262,230

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP has been deemed a nonqualified plan.  Consequently, the Company owns the assets and the related liability for disbursement until such time a participant makes a qualifying withdrawal, and should have recorded the assets and liability in our Consolidated Balance Sheet in prior periods.  As a result, during the quarter ended March 31, 2011, we established a long-term asset of $952 representing the fair value of SERP investments held at March 31 and a corresponding liability of $952 in other long-term liabilities on our Consolidated Balance Sheet.  The long-term asset and long-term liability were adjusted to $827 in the fourth quarter of fiscal 2011 to reflect their fair value as of September 30, 2011.

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at September 30, 2011 and 2010.  Our ARS investments at September 30, 2011 consisted of two tax exempt municipal debt securities with a total par value of $8,275.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AA+ by Standard and Poors.

index

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

Balance as of September 30, 2010	$8,066
Net sales of ARS	(25)
Balance as of September 30, 2011	$8,041

Based on our fair value assessment, we determined that one ARS continues to be impaired as of September 30, 2011.  This security has a fair value of $3,091 (par value $3,325).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we previously recorded.  We believe that this ARS is not permanently impaired because in the event of default by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, we successfully monetized at par value $25 of this security during our fiscal quarter ended March 31, 2011 and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of September 30, 2011.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered these developments, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  See Note 8 for more information on these investments.

5.  INVENTORIES

Inventories consisted of the following:

	September 30,
	2011	2010

Raw materials	$26,217	$23,542
Work in process	4,964	3,189
Finished goods	24,947	25,165
Total	$56,128	$51,896

index

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2011	2010

Land	$21,597	$20,381
Buildings	100,779	86,965
Machinery and equipment	171,595	156,653
Furniture and fixtures	6,247	5,969
Information systems	23,318	19,290
Capital leases	9,820	9,820
Construction in progress	5,166	3,624
Total property, plant and equipment	338,522	302,702
Less: accumulated depreciation and amortization of
assets under capital leases	(207,731)	(186,891)
Net property, plant and equipment	$130,791	$115,811

Depreciation expense, including amortization of assets recorded under capital leases, was $21,271, $22,568 and $22,310 for the years ended September 30, 2011, 2010 and 2009, respectively.

In fiscal 2009, we recorded $1,245 in impairment expense primarily related to the decision to write-off certain research and development equipment in accordance with the applicable accounting standards for the impairment and disposal of long-lived assets.  Of this amount, $22 and $1,223 was included in cost of goods sold and research, development and technical expense, respectively.  Impairment expense for fiscal 2011 and 2010 was not material.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $41,148 and $40,436 as of September 30, 2011 and 2010, respectively.  The increase in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	September 30, 2011		September 30, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,266	$3,890	$8,206	$2,926
Acquired patents and licenses	8,115	6,446	8,115	6,135
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	12,154	4,738	11,939	3,300

Total other intangible assets subject to amortization	31,085	17,624	30,810	14,911

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,275	$17,624	$32,000	$14,911

* Total other intangible assets not subject to amortization primarily consist of trade names.

index

In fiscal 2011, other intangible assets increased by $275 due to foreign exchange fluctuations of the New Taiwan dollar.  In fiscal 2010, we acquired $515 in other intangible assets and other intangible assets increased by $323 due to foreign exchange fluctuations of the New Taiwan dollar.

Goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis (“step one”) of our projected future results.  As discussed in Note 2 under the heading “Effects of Recent Accounting Pronouncements”, effective September 30, 2011, we adopted new accounting pronouncements related to our goodwill impairment analysis, which allows an entity to perform a “step zero” assessment of the fair value of their reporting units.  In the fourth quarter of fiscal 2011, we used this new guidance in our annual impairment analysis for goodwill.  The recoverability of indefinite lived intangible assets is measured using the royalty savings method.  The use of discounted projected future results is based on assumptions that are consistent with our estimates of future growth within the strategic plan used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.  As a result of the review performed in the fourth quarter of fiscal 2011, we determined that there was no impairment of our goodwill and intangible assets as of September 30, 2011.

Amortization expense was $2,720, $2,426 and $2,522 for fiscal 2011, 2010 and 2009, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated amortization expense

2012	$2,627
2013	2,460
2014	2,417
2015	2,378
2016	1,968

8.  OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	September 30,
	2011	2010

Auction rate securities	$8,041	$8,066
Other long-term assets	1,504	1,281
Other long-term investments	827	-
Total	$10,372	$9,347

index

As discussed in Note 4 of this Form 10-K, the two ARS that we owned as of September 30, 2011 are classified as long-term investments.  The securities are credit enhanced with bond insurance to an AA+ credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we had first recognized in fiscal 2008.  We continue to believe this decline in fair value is temporary based on: (1) the nature of the underlying debt; (2) the presence of bond insurance; (3) the fact that all interest payments have been received; (4) our successful monetization of $25 of this ARS during the quarter ended March 31, 2011; and (5) our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

As discussed in Note 4 of this Form 10-K, we recorded a long-term asset and a corresponding long-term liability of $827 representing the fair value of our SERP investments as of September 30, 2011.

9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,
	2011	2010
Accrued compensation	$23,922	$25,752
Goods and services received, not yet invoiced	3,457	4,359
Deferred revenue and customer advances	2,420	303
Warranty accrual	384	375
Taxes, other than income taxes	808	1,162
Acquisition related	-	-
Other	2,113	2,562
Total	$33,104	$34,513

The decrease in accrued compensation was primarily due to the payment of our AIP earned in fiscal 2010, partially offset by the accrual of our AIP related to fiscal 2011.  The increase in deferred revenue and customer advances was due to the timing of customer advances and revenue not yet earned in our Engineered Surface Finishes business.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At September 30, 2011, we had one forward foreign exchange contract selling Japanese Yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

index

The fair value of our derivative instrument included in the Consolidated Balance Sheet, which was determined using Level 1 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at September 30, 2011	Fair Value at September 30, 2010	Fair Value at September 30, 2011	Fair Value at September 30, 2010
Foreign exchange contracts	Prepaid expenses and other current assets	$48	$5	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$-	$-

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the fiscal years ended September 30, 2011, 2010 and 2009:

		Gain (Loss) Recognized in Statement of Income
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Statement of Income Location	September 30, 2011	September 30, 2010	September 30, 2009
Foreign exchange contracts	Other income (expense), net	$(806)	$(555)	$(2,573)

11.  REVOLVING CREDIT FACILITY

We have an unsecured revolving credit facility of $50,000 with an option to increase the facility up to $80,000.  Pursuant to an amendment in October 2008, the agreement extends through October 2011, with an option to renew for two additional one-year terms.  In November 2010, the scheduled termination date was extended by one year through October 2012, and in August 2011, the scheduled termination date was extended another year through October 2013.  Under this agreement, interest accrues on any outstanding balance at either the lending institution’s base rate or the Eurodollar rate plus an applicable margin.  We also pay a non-use fee.  Loans under this facility are intended primarily for general corporate purposes, including financing working capital, capital expenditures and acquisitions.  The credit agreement also contains various covenants.  No amounts are currently outstanding under this credit facility and we believe we are currently in compliance with its covenants.

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

Non-qualified stock options issued under the EIP are generally time-based and provide for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the award date.  Beginning in March 2011, non-qualified stock options granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date.  Compensation expense related to our stock option awards was $6,871, $7,081 and $9,507 in fiscal 2011, 2010 and 2009, respectively.  For additional information on our accounting for share-based compensation, see Note 2 to the consolidated financial statements.  Under the EIP, employees and non-employees may also be granted ISOs to purchase common stock at not less than the fair value on the date of the grant.  No ISOs have been granted to date.

Under the EIP, employees and non-employees may be awarded shares of restricted stock or restricted stock units, which generally vest over a four-year period, with first vesting on the anniversary of the grant date.  Beginning in March 2011, restricted stock units granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date.  In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered.  Holders of restricted stock, and restricted stock units, if specified in the award agreements, have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions, although the current holders of restricted stock units do not have such rights.  Restricted shares under the EIP also may be purchased and placed “on deposit” by executive officers pursuant to the 2001 Deposit Share Plan.  Shares purchased under this Deposit Share Plan receive a 50% match in restricted shares (“Award Shares”).  These Award Shares vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares.  Compensation expense related to our restricted stock and restricted stock unit awards and restricted shares matched at 50% pursuant to the Deposit Share Plan was $5,184, $4,134 and $2,893 for fiscal 2011, 2010 and 2009, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In March 2008, our stockholders approved our 2007 Cabot Microelectronics Employee Stock Purchase Plan (the “ESPP”), which amended the ESPP for the primary purpose of increasing the authorized shares of common stock to be purchased under the ESPP from 475,000 designated shares to 975,000 shares.  The ESPP allows all full and certain part-time employees of Cabot Microelectronics and its subsidiaries to purchase shares of our common stock through payroll deductions.  Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase and a maximum dollar expenditure in any six-month offering period, and certain other criteria.  The provisions of the ESPP allow shares to be purchased at a price no less than the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period.  Prior to January 1, 2009, the shares were purchased at the maximum 15% discount.  In conjunction with certain cost reduction initiatives we implemented in the second quarter of fiscal 2009, the ESPP was amended as of January 19, 2009 to suspend the 15% discount.  Pursuant to the amended ESPP, effective with the six-month period beginning January 1, 2009, the ESPP shares were purchased at a price equal to the lower of the closing price at the beginning or end of each semi-annual offering period.  In light of improved economic and industry conditions, the ESPP was amended again as of January 1, 2010 to reinstate the 15% discount effective January 1, 2010.  A total of 61,364, 38,050, and 57,815 shares were issued under the ESPP during fiscal 2011, 2010 and 2009, respectively.  Compensation expense related to the ESPP was $508, $360 and $324 in fiscal 2011, 2010 and 2009, respectively.

index

DIRECTORS’ DEFERRED COMPENSATION PLAN

The Directors’ Deferred Compensation Plan, as amended and restated September 23, 2008, became effective in March 2001 and applies only to our non-employee directors.  The cumulative number of shares deferred under the plan was 47,530 and 45,572 as of September 30, 2011 and 2010, respectively.  Compensation expense related to our Directors’ Deferred Compensation Plan was $83, $68 and $78 for fiscal 2011, 2010 and 2009, respectively.

ACCOUNTING FOR SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using the simplified method, due to our limited amount of historical option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended September 30,
	2011	2010	2009
Stock Options
Weighted-average grant date fair value	$16.49	$13.42	$11.63
Expected term (in years)	6.28	6.35	6.50
Expected volatility	36%	39%	50%
Risk-free rate of return	2.1%	2.6%	2.1%
Dividend yield	-	-	-

ESPP
Weighted-average grant date fair value	$9.05	$7.45	$6.38
Expected term (in years)	0.50	0.50	0.50
Expected volatility	28%	33%	48%
Risk-free rate of return	0.2%	0.3%	1.2%
Dividend yield	-	-	-

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

index

SHARE-BASED COMPENSATION EXPENSE

Total share-based compensation expense for the year ended September 30, 2011, 2010 and 2009, is as follows:

	Year Ended September 30,
Income statement classifications:	2011	2010	2009
Cost of goods sold	$1,221	$986	$982
Research, development and technical	1,060	908	1,079
Selling and marketing	1,124	1,025	1,207
General and administrative	9,241	8,724	9,534
Tax benefit	(4,060)	(4,145)	(4,574)
Total share-based compensation expense, net of tax	$8,586	$7,498	$8,228

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

STOCK OPTION ACTIVITY

A summary of stock option activity under the EIP as of September 30, 2011, and changes during the fiscal 2011 are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Term (in years)	(in thousands)
Outstanding at September 30, 2010	4,732,591	$37.94
Granted	466,362	42.18
Exercised	(1,085,965)	33.11
Forfeited or canceled	(162,451)	43.77
Outstanding at September 30, 2011	3,950,537	$39.52	4.7	$7,497

Exercisable at September 30, 2011	2,856,861	$41.51	3.3	$3,707

Expected to vest at September 30, 2011	968,710	$34.81	8.3	$3,130

index

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., for all in-the-money stock options, the difference between our closing stock price of $34.39 on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2011.  The total intrinsic value of options exercised was $13,135, $492 and $68 for fiscal 2011, 2010 and 2009, respectively.

The total cash received from options exercised was $35,955, $2,283 and $680 for fiscal 2011, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from options exercised was $4,401, $175 and $24 for fiscal 2011, 2010 and 2009, respectively.  The total fair value of stock options vested during fiscal years 2011, 2010 and 2009 was $6,321, $8,494 and $12,560, respectively.  As of September 30, 2011, there was $9,169 of total unrecognized share-based compensation expense related to unvested stock options under the EIP.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

RESTRICTED STOCK

A summary of the status of the restricted stock awards and restricted stock unit awards outstanding under the EIP as of September 30, 2011, and changes during fiscal 2011, are presented below:

	Restricted	Weighted
	Stock	Average
	Awards and	Grant Date
	Units	Fair Value

Nonvested at September 30, 2010	377,460	$29.34
Granted	160,677	42.16
Vested	(146,470)	30.40
Forfeited	(21,986)	32.83
Nonvested at September 30, 2011	369,681	$34.29

As of September 30, 2011, there was $7,197 of total unrecognized share-based compensation expense related to nonvested restricted stock awards and restricted stock units under the EIP.  That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair values of restricted stock awards and restricted stock units vested during fiscal years 2011, 2010 and 2009 were $4,452, $3,209 and $2,471, respectively.

13.  SAVINGS PLAN

Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the “401(k) Plan”), which is a qualified defined contribution plan, covering all eligible U.S. employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan.  Participants may make elective contributions of up to 60% of their eligible compensation.  All amounts contributed by participants and earnings on these contributions are fully vested at all times.  The 401(k) Plan provides for matching and fixed non-elective contributions by the Company.  Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant’s eligible compensation and 50% of the next two percent of the participant’s eligible compensation that is contributed, subject to limitations required by government regulations.  Under the 401(k) Plan, all U.S. employees, even those who do not contribute to the 401(k) Plan, receive a contribution by the Company in an amount equal to four percent of eligible compensation, and thus are participants in the 401(k) Plan.  Participants are 100% vested in all Company contributions at all times.  The Company’s expense for the 401(k) Plan totaled $4,201, $2,981 and $2,813 for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

index

14.   OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:
	Year Ended September 30,
	2011	2010	2009

Interest income	$238	$228	$1,057
Interest expense	(155)	(233)	(365)
Other expense	(1,556)	(729)	(93)
Total other income (expense), net	$(1,473)	$(734)	$599

The decrease in other income (expense) in fiscal 2011 from fiscal 2010 was primarily due to foreign exchange effects, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 10 of this Form 10-K.  The decrease in other income (expense) in fiscal 2010 from fiscal 2009 was primarily due to lower interest income resulting from lower interest rates earned on our cash balances and investments compared to fiscal 2009, and the foreign exchange effects, primarily related to changes in the exchange rate of the Japanese yen to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 10 of this Form 10-K.

15.   STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity over the past three years:

	Number of Shares
	Common Stock	Treasury Stock
September 30, 2008	25,906,990	2,683,809
Exercise of stock options	21,617
Restricted stock under EIP, net of forfeitures	146,881
Restricted stock under Deposit Share Plan	9,813
Common stock under ESPP	57,815
Repurchases of common stock under share repurchase plans		14,425

September 30, 2009	26,143,116	2,698,234
Exercise of stock options	74,019
Restricted stock under EIP, net of forfeitures	127,390
Restricted stock under Deposit Share Plan, net of forfeitures	2,140
Common stock under ESPP	38,050
Repurchases of common stock under share repurchase plans		723,184
Repurchases of common stock – other		24,651

September 30, 2010	26,384,715	3,446,069
Exercise of stock options	1,085,965
Restricted stock under EIP, net of forfeitures	115,069
Restricted stock under Deposit Share Plan, net of forfeitures	5,223
Common stock under ESPP	61,364
Repurchases of common stock under share repurchase plans		1,235,668
Repurchases of common stock – other		33,840

September 30, 2011	27,652,336	4,715,577

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

SHARE REPURCHASES

In January 2008, our Board of Directors authorized a share repurchase program for up to $75,000 of our outstanding common stock.  We repurchased 564,568 shares for $25,000 in fiscal 2011 under this program, which was completed during the fiscal quarter ended March 31, 2011.  During fiscal 2010, we repurchased 723,184 shares of common stock under this program at a cost of $24,998.  We did not repurchase any shares under the share repurchase program in fiscal 2009.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125,000 of our outstanding common stock, which became effective on the authorization date.  We repurchased 671,100 shares for $29,105 during fiscal 2011 under this new program.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share repurchases from our existing cash balance.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  For additional information on share repurchases, see Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Separate from this share repurchase program, a total of 33,840, 24,651 and 14,425 shares were purchased during fiscal 2011, 2010 and 2009, respectively, pursuant to the terms of our EIP as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP.

16.  INCOME TAXES

Income before income taxes was as follows:

	Year Ended September 30,
	2011	2010	2009

Domestic	$54,886	$39,835	$2,909
Foreign	24,026	33,442	13,713
Total	$78,912	$73,277	$16,622

index

Taxes on income consisted of the following:

	Year Ended September 30,
	2011	2010	2009
U.S. federal and state:
Current	$15,700	$15,372	$2,688
Deferred	6,194	(2,643)	(2,163)
Total	$21,894	$12,729	$525

Foreign:
Current	$6,616	$10,597	$4,811
Deferred	(1,260)	493	99
Total	5,356	11,090	4,910
Total U.S. and foreign	$27,250	$23,819	$5,435

The provision for income taxes at our effective tax rate differed from the statutory rate as follows:

	Year Ended September 30,
	2011	2010	2009

Federal statutory rate	35.0%	35.0%	35.0%
U.S. benefits from research and experimentation activities	(2.0)	(0.6)	(5.0)
State taxes, net of federal effect	0.6	0.5	0.6
Foreign income at other than U.S. rates	(2.8)	(2.7)	-
Executive compensation	1.4	-	-
Share-based compensation	3.3	0.3	2.9
Domestic production deduction	(0.8)	(0.1)	(0.2)
Tax-exempt interest income	(0.1)	(0.1)	(1.9)
Other, net	(0.1)	0.2	1.3
Provision for income taxes	34.5%	32.5%	32.7%

In fiscal 2011 and 2010, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriating the earnings to the U.S.  We have not provided deferred taxes on approximately $25.5 million of undistributed earnings of such subsidiaries.  These earnings could become subject to additional income tax if they are remitted as dividends to the U.S. parent company, loaned to the U.S. parent company, or upon sale of subsidiary stock.  This election reduced our effective income tax rate by 3.0 and 2.7 percentage points in fiscal 2011 and 2010, respectively.

The increase in our effective tax rate in fiscal 2011 was primarily due to a number of factors related to share-based compensation expense, including tax impacts of stock option exercises and the vesting of restricted stock for certain employees, and taxable executive compensation in excess of limits defined in section 162(m) of the Internal Revenue Code.  As discussed in footnote 1 of this 10-K under the heading “Results of Operations”, income tax expense in fiscal 2011 included $671 related to executive compensation in fiscal 2008 through 2010 and a $497 reversal of a deferred tax asset for certain share-based compensation expense.  These increases in our effective tax rate were partially offset by the reinstatement of the U.S. research and experimentation tax credit in December 2010, which was retroactively effective as of January 1, 2010.

The accounting guidance regarding the uncertainty in income taxes prescribes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return.  Under these standards, we may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.

index

The following table presents the changes in the balance of gross unrecognized tax benefits during the last three fiscal years:

Balance September 30, 2008	$316
Additions for tax positions relating to the current fiscal year	-
Additions for tax positions relating to prior fiscal years	79
Settlements with taxing authorities	(10)
Lapse of statute of limitations	(136)
Balance September 30, 2009	249
Additions for tax positions relating to the current fiscal year	-
Additions for tax positions relating to prior fiscal years	153
Settlements with taxing authorities	(28)
Lapse of statute of limitations	(201)
Balance September 30, 2010	173
Additions for tax positions relating to the current fiscal year	123
Additions for tax positions relating to prior fiscal years	307
Settlements with taxing authorities	-
Lapse of statute of limitations	-
Balance September 30, 2011	$603

We recognize interest and penalties related to uncertain tax positions as income tax expense in our financial statements.  Interest and penalties accrued on our Consolidated Balance Sheet were $19 and $6 at September 30, 2011 and 2010, respectively, and interest and penalties charged to expense were not material.

We believe the tax periods open to examination by the U.S. federal government include fiscal years 2008 through 2010.  We believe the tax periods open to examination by U.S. state and local governments include fiscal years 2007 through 2010 and the tax periods open to examination by foreign jurisdictions include fiscal years 2004 through 2010.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Significant components of deferred income taxes were as follows:

	September 30,
	2011	2010
Deferred tax assets:
Employee benefits	$3,246	$1,318
Inventory	2,886	2,356
Depreciation and amortization	-	3,143
Product warranty	137	178
Bad debt reserve	387	397
Share-based compensation expense	12,184	18,457
Other, net	2,189	455
Total deferred tax assets	$21,029	$26,304

Deferred tax liabilities:
Translation adjustment	$13,835	$10,839
Depreciation and amortization	1,568
Other, net	515	3,881
Total deferred tax liabilities	$15,918	$14,720

index

17.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, from 2007 to 2011, we were involved in a legal action against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, regarding whether certain specific formulations of slurry products used for tungsten CMP infringe certain CMP slurry patents that we own, and the validity of those and other of our patents.  All of the Cabot Microelectronics Corporation patents at issue in the case were found valid, but the specific products at issue were found to not infringe the asserted claims of these patents.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during fiscal 2011 as follows:

Balance as of September 30, 2010	$375
Reserve for product warranty during the reporting period	1,074
Settlement of warranty	(1,065)
Balance as of September 30, 2011	$384

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

We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not experienced material costs as a result of such obligations and, as of September 30, 2011, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.

index

LEASE COMMITMENTS

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, all of which expire within six years from now and may be renewed by us.  Lease commitments also include certain costs associated with our pad finishing operation located at Taiwan Semiconductor Manufacturing Company, which are accounted for as an operating lease which is currently scheduled to end in August 2012.  Rent expense under such arrangements during fiscal 2011, 2010 and 2009 totaled $2,934, $2,480 and $1,883, respectively.

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

Future minimum rental commitments under noncancelable leases as of September 30, 2011 are as follows:

Fiscal Year	Operating	Capital

2012	$3,656	$10
2013	1,944	2
2014	1,640	-
2015	856	-
2016	849	-
Thereafter	1,285	-
	$10,230	12
Amount related to interest		-
Capital lease obligation		$12

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.

We purchase fumed silica primarily under a fumed silica supply agreement with Cabot Corporation, our former parent company that is not a related party, that became effective in January 2004, and was amended in September 2006 and in April 2008, the latter of which extended the termination date of the agreement from December 2009 to December 2012 and also changed the pricing and some other non-material terms of the agreement to the benefit of both parties.  We are generally obligated to purchase fumed silica for at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain non-material minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  We currently anticipate meeting minimum forecasted purchase volume requirements.  We also operate under a fumed alumina supply agreement with Cabot Corporation which runs through December 2011, under which we are obligated to pay certain fixed, capital and variable costs, which are no longer material to our business.  Purchase obligations include $7,755 of contractual commitments for fumed silica and fumed alumina under these contracts.

index

18.  EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Year Ended September 30,
	2011	2010	2009
Numerator:
Net income	$51,662	$49,458	$11,187

Denominator:
Weighted-average common shares	22,895,568	23,083,807	23,078,967
(Denominator for basic calculation)
Weighted-average effect of dilutive securities:
Share-based compensation	539,036	188,772	17,457
Diluted weighted-average common shares	23,434,604	23,272,579	23,096,424
(Denominator for diluted calculation)

Earnings per share:
Basic	$2.26	$2.14	$0.48
Diluted	$2.20	$2.13	$0.48

For the twelve months ended September 30, 2011, 2010, and 2009, approximately 1.3 million, 2.6 million and 3.9 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

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

Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped.  Financial information by geographic area was as follows:

	Year Ended September 30,
	2011	2010	2009
Revenue:
United States	$61,540	$55,666	$46,781
Asia	356,074	327,202	227,142
Europe	27,828	25,333	17,449
Total	$445,442	$408,201	$291,372
Property, plant and equipment, net:
United States	$50,503	$55,576	$62,462
Asia	80,280	60,235	60,319
Europe	8	-	1
Total	$130,791	$115,811	$122,782

The following table shows revenue from sales to customers in foreign countries that accounted for more than ten percent of our total revenue in fiscal 2011, 2010 and 2009:

	Year Ended September 30,
	2011	2010	2009
Revenue:
Taiwan	$132,089	$129,533	$92,023
Japan	57,889	60,207	44,307
South Korea	56,321	42,669	30,873
Singapore	47,441	44,316	*
* Denotes less than ten percent of total

The following table shows net property, plant and equipment in foreign countries that accounted for more than ten percent of our total net property, plant and equipment in fiscal 2011, 2010 and 2009:

	Year Ended September 30,
	2011	2010	2009
Property, plant and equipment, net:
Japan	$50,236	$42,225	$43,362
Taiwan	17,577	17,542	16,430
* Denotes less than ten percent of total

The following table shows revenue generated by product line in fiscal 2011, 2010 and 2009:

	Year Ended September 30,
	2011	2010	2009
Revenue:
Tungsten slurries	$164,098	$147,788	$111,364
Dielectric slurries	121,543	117,484	85,761
Copper slurries	76,285	75,898	49,311
Polishing pads	31,045	29,909	17,704
Data storage slurries	27,786	20,806	15,532
Engineered Surface Finishes	24,685	16,316	11,700
Total	$445,442	$408,201	$291,372

index

SELECTED QUARTERLY OPERATING RESULTS

The following table presents our unaudited financial information for the eight quarterly periods ended September 30, 2011.  This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods.  The results for any quarter are not necessarily indicative of results for any future period.

CABOT MICROELECTRONICS CORPORATION
SELECTED QUARTERLY OPERATING RESULTS
(Unaudited and in thousands, except per share amounts)

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2011	2011	2011	2010	2010	2010	2010	2009

Revenue	$109,731	$111,846	$109,660	$114,205	$110,318	$101,655	$98,556	$97,672
Cost of goods sold	58,814	58,821	56,927	56,774	56,590	51,759	49,091	47,264

Gross profit	50,917	53,025	52,733	57,431	53,728	49,896	49,465	50,408

Operating expenses:
Research, development and technical	14,687	14,573	14,919	13,856	13,454	12,875	12,908	12,581
Selling and marketing	7,702	7,785	6,791	7,480	7,024	7,009	6,530	6,322
General and administrative	11,677	11,008	11,567	11,676	12,202	14,637	12,699	11,245
Total operating expenses	34,066	33,366	33,277	33,012	32,680	34,521	32,137	30,148

Operating income (loss)	16,851	19,659	19,456	24,419	21,048	15,375	17,328	20,260
Other income (expense), net	(873)	(311)	646	(935)	(527)	172	(440)	61

Income (loss) before income taxes	15,978	19,348	20,102	23,484	20,521	15,547	16,888	20,321
Provision (benefit) for income taxes	6,689	6,559	7,010	6,992	5,231	5,450	5,941	7,197

Net income (loss)	$9,289	$12,789	$13,092	$16,492	$15,290	$10,097	$10,947	$13,124

Basic earnings (loss) per share	$0.41	$0.55	$0.57	$0.73	$0.67	$0.44	$0.47	$0.57

Weighted average basic shares outstanding	22,816	23,119	23,032	22,710	22,821	23,143	23,263	23,167

Diluted earnings (loss) per share	$0.40	$0.54	$0.55	$0.71	$0.66	$0.43	$0.47	$0.56

Weighted average diluted shares outstanding	23,191	23,797	23,693	23,131	23,002	23,478	23,485	23,294

index

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our allowance for doubtful accounts:

Allowance For Doubtful Accounts	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2011	$1,121	$(18)	$(13)	$1,090
September 30, 2010	1,277	(113)	(43)	1,121
September 30, 2009	403	856	18	1,277

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

Warranty Reserves	Balance At Beginning of Year	Reserve For Product Warranty During the Reporting Period	Adjustments To Pre-existing Warranty Reserve	Settlement of Warranty	Balance At End Of Year

Year ended:
September 30, 2011	$375	$1,074	$-	$(1,065)	$384
September 30, 2010	360	1,161	-	(1,146)	375
September 30, 2009	863	1,067	-	(1,570)	360

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of September 30, 2011.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.  The effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee and identification of an audit committee financial expert is incorporated by reference from the information contained in the sections captioned "Election of Directors" and “Board Structure and Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2012 (the "Proxy Statement”).  In addition, for information with respect to the executive officers of our Company, see "Executive Officers" at the end of Part I of this Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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
            Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009
Consolidated Balance Sheets at September 30, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2011, 2010 and 2009
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts

3.	Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number                                Description

3.2 (14)	Amended and Restated By-Laws of Cabot Microelectronics Corporation.
3.3 (1)	Form of Amended and Restated Certificate of Incorporation of Cabot Microelectronics Corporation.
3.4 (2)	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.
4.1 (2)	Form of Cabot Microelectronics Corporation Common Stock Certificate.
4.2 (3)	Rights Agreement.
4.3 (4)	Amendment to Rights Agreement.
10.1 (15)	Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008.*
10.2 (20)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).*
10.4 (19)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).*
10.5 (19)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).*
10.6 (20)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Units Award Agreement (non-employee directors).*
10.15 (18)	Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010.*
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

10.30 (5)	Form of Deposit Share Agreement.***
10.31 (5)	Amendment No. 1 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.32 (5)	Fumed Alumina Supply Agreement.+
10.33 (15)	Adoption Agreement, as amended September 23, 2008, of Cabot Microelectronics Corporation Supplemental Employee Retirement Plan.*
10.34 (19)	Code of Business Conduct.
10.36 (6)	Directors’ Cash Compensation Umbrella Program.*
10.37 (7)	Employment and Transition Agreement dated November 3, 2003.*
10.38 (7)	Employment Offer Letter dated November 2, 2003.*
10.39 (7)	Employment Offer Letter dated November 17, 2003.*
10.40 (8)	Amendment No. 2 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.
10.41 (8)	Amendment No. 3 to Fumed Metal Oxide Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.
10.42 (8)	Fumed Silica Supply Agreement.+
10.43 (8)	General Release, Waiver and Covenant Not to Sue.*
10.44 (9)	Amendment as of January 17, 2005 to Four Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002, March 11, 2003 and March 9, 2004, respectively.*
10.45 (9)	Amendment as of January 29, 2005 to Three Grant Agreements for Non-Qualified Stock Option Awards with Grant Dates of March 13, 2001, March 12, 2002 and March 11, 2003, respectively.*
10.46 (19)	Non-Employee Directors’ Compensation Summary effective March 2011.*
10.47 (11)	Asset Purchase Agreement by and among Cabot Microelectronic Corporation, QED Technologies International, Inc., QED Technologies, Inc., Don Golini and Lowell Mintz dated June 15, 2006.
10.48 (11)	Technology Asset Purchase Agreement dated June 15, 2006 by and among Cabot Microelectronics Corporation, QED Technologies International, Inc., and Byelocorp Scientific, Inc.
10.49 (12)	Amendment No. 1 to Fumed Silica Supply Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.50 (13)	Amendment No. 2 to Fumed Silica Supply Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.51 (15)	First Amendment to the Employment Offer Letter dated November 2, 2003.*
10.52 (15)	First Amendment to the Employment Offer Letter dated November 23, 2003.*
10.53 (15)	Cabot Microelectronics Corporation Supplemental Employee Retirement Plan, as amended.*
10.54 (19)	Cabot Microelectronics Corporation Annual Incentive and Sales Incentive Programs.*
10.55 (16)	Share Purchase Agreement dated December 19, 2008 among Cabot Microelectronics Global Corporation, Eternal Chemical Co., Ltd., Major Co-Sellers, and Epoch Material Co., Ltd.+
10.56 (17)
First Amendment to Amended and Restated Credit Agreement dated October 30, 2008 among Cabot Microelectronics Corporation, Bank of America, N.A., as Administrative Agent, Issuing Bank, and Swing Line Bank, and JPMorgan Chase Bank, N.A., as Syndication Agent.

10.57 (18)	Adoption Agreement, as amended January 1, 2010, of Cabot Microelectronics Corporation 401(k) Plan.*
10.58 (19)	Employee Stock Purchase Plan Prospectus as on November 24, 2010.*
10.59	General Release, Waiver and Covenant Not to Sue.*
21.1	Subsidiaries of Cabot Microelectronics Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

index

(1)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on March 27, 2000.

(2)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 3, 2000.

(3)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 4, 2000.

(4)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Current Report on Form 8-K (No. 000-30205) filed with the Commission on October 6, 2000.

(5)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 12, 2002.

(6)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on December 10, 2003.

(7)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 12, 2004.

(8)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 7, 2004.

(9)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 9, 2005.

(10)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on December 7, 2005.

(11)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 9, 2006.

(12)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on November 29, 2006.

(13)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 8, 2008.

(14)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Current Report on Form 8-K (No. 000-30205) filed with the Commission on September 24, 2008.

(15)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on November 25, 2008.

(16)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 5, 2009.

(17)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 8, 2009.

(18)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 8, 2010.

(19)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 8, 2011.

(20)	Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 9, 2011.

*     Management contract, or compensatory plan or arrangement.

**  Substantially similar change in control severance protection agreements have been entered into with William P. Noglows, H. Carol Bernstein, Yumiko Damashek, David H. Li, William S. Johnson, Ananth Naman, Daniel J. Pike, Thomas S. Roman, Stephen R. Smith, Adam F. Weisman and Daniel S. Wobby, with differences only in the amount of payments and benefits to be received by such persons.

***  Substantially similar deposit share agreements have been entered into with William P. Noglows, H. Carol Bernstein, David H. Li, William S. Johnson, Daniel J. Pike, Thomas S. Roman and Daniel S. Wobby with differences only in the amount of initial deposit made and deposit shares purchased by such persons.

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

CABOT MICROELECTRONICS CORPORATION

Date: November 22, 2011                                                                   /s/ WILLIAM P. NOGLOWS
William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Principal Executive Officer]

Date: November 22, 2011                                                                   /s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: November 22, 2011                                                                   /s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 22, 2011                                                                     /s/ WILLIAM P. NOGLOWS
  William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Director]

Date: November 22, 2011                                                                     /s/ ROBERT J. BIRGENEAU*
                                                       Robert J. Birgeneau
[Director]

Date: November 22, 2011                                                                     /s/ JOHN P. FRAZEE, JR.*
                                                       John P. Frazee, Jr.
[Director]

Date: November 22, 2011                                                                     /s/ H. LAURANCE FULLER*
                                                       H. Laurance Fuller
[Director]

Date: November 22, 201                                                                       /s/ BARBARA A. KLEIN*
                                                       Barbara A. Klein
[Director]

Date: November 22, 2011                                                                     /s/ EDWARD J. MOONEY*
Edward J. Mooney
[Director]

Date: November 22, 2011                                                                     /s/ STEVEN V. WILKINSON*
                                                       Steven V. Wilkinson
[Director]

Date: November 22, 2011                                                                     /s/ BAILING XIA*
                                                       Bailing Xia
[Director]

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.