Form 10-Q
period 2011-12-31
CABOT MICROELECTRONICS CORP
filed 2012-02-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2011

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

As of January 31, 2012, the Company had 22,799,041 shares of Common Stock, par value $0.001 per share, outstanding.

index

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2011	2010

Revenue	$102,122	$114,205

Cost of goods sold	52,843	56,774

Gross profit	49,279	57,431

Operating expenses:
Research, development and technical	13,755	13,856
Selling and marketing	7,336	7,480
General and administrative	12,901	11,676
Total operating expenses	33,992	33,012

Operating income	15,287	24,419

Other income (expense), net	65	(935)
Income before income taxes	15,352	23,484

Provision for income taxes	4,937	6,992

Net income	$10,415	$16,492

Basic earnings per share	$0.46	$0.73

Weighted average basic shares outstanding	22,508	22,710

Diluted earnings per share	$0.45	$0.71

Weighted average diluted shares outstanding	22,926	23,131

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$293,628	$302,546
Accounts receivable, less allowance for doubtful accounts of $1,054 at December 31, 2011, and $1,090 at September 30, 2011	50,432	52,747
Inventories	57,747	56,128
Prepaid expenses and other current assets	9,434	14,735
Deferred income taxes	4,270	4,249
Total current assets	415,511	430,405

Property, plant and equipment, net	129,783	130,791
Goodwill	41,468	41,148
Other intangible assets, net	14,067	14,651
Deferred income taxes	1,903	862
Other long-term assets	10,540	10,372
Total assets	$613,272	$628,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,434	$22,436
Capital lease obligations	9	10
Accrued expenses and other current liabilities	19,499	33,104
Total current liabilities	38,942	55,550

Capital lease obligations	-	2
Other long-term liabilities	6,757	6,323
Total liabilities	45,699	61,875

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 27,819,574 shares at December 31, 2011, and 27,652,336 shares at September 30, 2011	28	28
Capital in excess of par value of common stock	282,786	278,360
Retained earnings	445,844	435,429
Accumulated other comprehensive income	24,990	24,127
Treasury stock at cost, 5,072,397 shares at December 31, 2011, and 4,715,577 shares at September 30, 2011	(186,075)	(171,590)
Total stockholders’ equity	567,573	566,354

Total liabilities and stockholders’ equity	$613,272	$628,229

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$10,415	$16,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,968	6,054
Provision for doubtful accounts	(23)	31
Share-based compensation expense	3,393	3,429
Deferred income tax expense (benefit)	(738)	473
Non-cash foreign exchange (gain) loss	12	(532)
Loss on disposal of property, plant and equipment	45	17
Other	(191)	1,034
Changes in operating assets and liabilities:
Accounts receivable	2,393	(4,491)
Inventories	(1,562)	(1,635)
Prepaid expenses and other assets	4,445	3,587
Accounts payable	101	(1,412)
Accrued expenses, income taxes payable and other liabilities	(13,307)	(14,506)
Net cash provided by operating activities	10,951	8,541

Cash flows from investing activities:
Additions to property, plant and equipment	(6,958)	(3,289)
Proceeds from sales of property, plant and equipment	-	1
Net cash used in investing activities	(6,958)	(3,288)

Cash flows from financing activities:
Repurchases of common stock	(14,485)	(11,358)
Net proceeds from issuance of stock	1,026	13,507
Tax benefits associated with share-based compensation expense	367	591
Principal payments under capital lease obligations	(3)	(316)
Net cash provided by (used in) financing activities	(13,095)	2,424

Effect of exchange rate changes on cash	184	1,110
Increase (decrease) in cash and cash equivalents	(8,918)	8,787
Cash and cash equivalents at beginning of period	302,546	254,164
Cash and cash equivalents at end of period	$293,628	$262,951

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$3,224	$1,030
Issuance of restricted stock	5,724	6,005

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of advanced IC devices, thereby enabling our customers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries. For additional information, refer to Part 1, Item 1, “Business”, in our annual report on Form 10-K for the fiscal year ended September 30, 2011.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of December 31, 2011, cash flows for the three months ended December 31, 2011, and December 31, 2010, and results of operations for the three months ended December 31, 2011, and December 31, 2010.  The results of operations for the three months ended December 31, 2011 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2012.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2011.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of December 31, 2011.

Results of Operations

With respect to the comparative period in fiscal 2011, as noted in our Form 10-Q for the fiscal quarter ended December 31, 2010, the results of operations for the quarter ended December 31, 2010 included certain adjustments to correct prior period amounts, which we determined to be immaterial to that period and the prior periods to which they related.  Collectively, these adjustments reduced net income for the first quarter of fiscal 2011 by $1,710 and diluted earnings per share by approximately $0.08.  These adjustments related to: (1) $1,474 ($1,014, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive bonus program (AIP); (2) the reversal of a $497 deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; and (3) our under accrual of $290 ($199, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP.

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

The following table presents assets that we measured at fair value on a recurring basis at December 31, 2011 and September 30, 2011.  As permitted under the relevant standards, we have chosen to not measure any of our liabilities at fair value as we believe our liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$293,628	$-	$-	$293,628
Auction rate securities (ARS)	-	-	8,041	8,041
Other long-term investments	1,016	-	-	1,016
Total	$294,644	$-	$8,041	$302,685

September 30, 2011	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$302,546	$-	$-	$302,546
Auction rate securities (ARS)	-	-	8,041	8,041
Other long-term investments	827	-	-	827
Total	$303,373	$-	$8,041	$311,414

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP has been deemed a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,016 in the first quarter of fiscal 2012 to reflect its fair value as of December 31, 2011.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at December 31, 2011.  Our ARS investments at December 31, 2011 consisted of two tax exempt municipal debt securities with a total par value of $8,275.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AA- by Standard and Poors.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.  There were no changes in the estimated fair value of our ARS during the three months ended December 31, 2011.

Based on our fair value assessment, we determined that one ARS continues to be impaired as of December 31, 2011.  This security has a fair value of $3,091 (par value $3,325).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we previously recorded.  We believe that this ARS is not permanently impaired because in the event of default by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of December 31, 2011.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered these developments, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  See Note 5 for more information on these investments.

3. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2011	2011

Raw materials	$27,784	$26,217
Work in process	5,360	4,964
Finished goods	24,603	24,947
Total	$57,747	$56,128

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $41,468 as of December 31, 2011, and $41,148 as of September 30, 2011.  The increase in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

Goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  Prior to September 2011, accounting guidance required entities to compare the fair value of a reporting unit with its carrying amount, including goodwill (“step one”).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is to be performed to measure the amount of the impairment loss, if any.  Historically, we consistently determined the fair value of our reporting units using a discounted cash flow analysis (“step one”) of our projected future results.  Effective September 30, 2011, we adopted a new accounting pronouncement related to our goodwill impairment analysis, which allowed an entity to first perform a qualitative analysis (“step zero”) of the fair value of its reporting units to determine whether it is necessary to perform the two-step quantitative goodwill analysis.  In the fourth quarter of fiscal 2011, we used this new guidance in our annual impairment analysis for goodwill, determining that it was more likely than not that the carrying amounts of all reporting units exceeded their respective fair values.

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

We completed our annual impairment test during our fourth quarter of fiscal 2011 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended December 31, 2011, so it was not necessary to perform an impairment review for goodwill and indefinite lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill of any of our reporting units.

The components of other intangible assets are as follows:

	December 31, 2011		September 30, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,294	$4,139	$8,266	$3,890
Acquired patents and licenses	8,115	6,524	8,115	6,446
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,251	5,120	12,154	4,738

Total other intangible assets subject to amortization	31,210	18,333	31,085	17,624

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,400	$18,333	$32,275	$17,624

*       Total other intangible assets not subject to amortization consist primarily of trade names.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Amortization expense on our other intangible assets was $669 and $662 for the three months ended December 31, 2011 and 2010, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2012	$ 1,973
2013	2,475
2014	2,432
2015	2,392
2016	1,980

5. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	December 31,	September 30,
	2011	2011

Auction rate securities	$8,041	$8,041
Other long-term assets	1,483	1,504
Other long-term investments	1,016	827
Total	$10,540	$10,372

As discussed in Note 2 of this Form 10-Q, our two ARS that we owned as of December 31, 2011 are classified as long-term investments.  The securities are credit enhanced with bond insurance to an AA- credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we had first recognized in fiscal 2008.  We continue to believe this decline in fair value is temporary based on: (1) the nature of the underlying debt; (2) the presence of bond insurance; (3) the fact that all interest payments have been received; and (4) our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity.

As discussed in Note 2 of this Form 10-Q, we recorded a long-term asset and a corresponding long-term liability of $1,016 representing the fair value of our SERP investments as of December 31, 2011.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,	September 30,
	2011	2011

Accrued compensation	$11,221	$23,922
Goods and services received, not yet invoiced	3,844	3,457
Deferred revenue and customer advances	1,070	2,420
Warranty accrual	364	384
Taxes, other than income taxes	1,041	808
Other	1,959	2,113
Total	$19,499	$33,104

The decrease in accrued compensation was primarily due to the payment of our annual incentive bonus program earned in fiscal 2011, partially offset by one quarter of accrual under our annual incentive bonus program related to fiscal 2012.

index

 CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

7. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At December 31, 2011, we had one forward foreign exchange contract to sell Japanese yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2011	Fair Value at September 30, 2011	Fair Value at December 31, 2011	Fair Value at September 30, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$-	$48	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$92	$-

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three months ended December 31:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended
	Statement of Income Location	December 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$-	$(195)

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

Refer to Note 17 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first three months of fiscal 2012 as follows:

Balance as of September 30, 2011	$384
Reserve for product warranty during the reporting period	208
Settlement of warranty	(228)
Balance as of December 31, 2011	$364

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

9. SHARE-BASED COMPENSATION PLANS

We currently issue share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP), and, pursuant to our EIP, our Directors’ Deferred Compensation Plan, as amended September 23, 2008 and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011.

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes model to estimate the grant date fair value of our stock options and employee stock purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  Prior to fiscal 2012, we calculated the expected term of our stock options using the simplified method, due to our limited amount of historical option exercise data, and we added a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  We experienced a significant increase in the volume of stock option exercises in fiscal 2011.  Consequently, we used this exercise data, as well as historical exercise data, to calculate the expected term of our stock options granted in the first quarter of fiscal 2012 and we continued to add a slight premium for employees who meet the definition of retirement eligible under their grant terms.  The expected term we calculated using option exercise history was within 1% of the expected term calculated under the simplified method.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

Share-based compensation expense for the three months ended December 31, 2011, and 2010, was as follows:

	Three Months Ended
	December 31,
Income statement classifications:	2011	2010

Cost of goods sold	$381	$324
Research, development and technical	290	311
Selling and marketing	477	316
General and administrative	2,245	2,478
Total share-based compensation expense	3,393	3,429
Tax benefit	1,056	1,215
Total share-based compensation expense, net of tax	$2,337	$2,214

For additional information regarding the estimation of fair value, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

10. OTHER INCOME (EXPENSE), NET

Other income, net, consisted of the following:

	Three Months Ended
	December 31,
	2011	2010

Interest income	$51	$78
Interest expense	(39)	(44)
Other income (expense)	53	(969)
Total other income (expense), net	$65	$(935)

The increase in other income (expense) was primarily due to foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 7 of this Form 10-Q.

11. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended
	December 31,
	2011	2010

Net income	$10,415	$16,492
Other comprehensive income:
Foreign currency translation adjustment	863	7,126
Minimum pension liability adjustment	-	5
Total comprehensive income	$11,278	$23,623

The foreign currency translation adjustments during the three months ended December 31, 2011 and 2010 primarily resulted from the changes in the exchange rates of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.

12. INCOME TAXES

Our effective income tax rate was 32.2% for the three months ended December 31, 2011 compared to a 29.8% effective income tax rate for the three months ended December 31, 2010.  The increase in the effective tax rate during the first quarter of fiscal 2012 is primarily due to the timing and size of the U.S. research and experimentation tax credit.  Our effective tax rate for the three months ended December 31, 2010 reflected the reinstatement of this credit, retroactively effective as of January 1, 2010.  This tax credit expired as of December 31, 2011.  Consequently, our effective tax rate in fiscal 2012 only reflects three months of deductible qualifying expenses.  Our effective tax rate in fiscal 2012 also reflects taxable executive compensation expected to be in excess of limits defined in section 162(m) of the Internal Revenue Code.  These increases were partially offset by the absence of a $497 reversal of a deferred tax asset related to certain share-based compensation expense recorded in the first quarter of fiscal 2011, as discussed in Note 1 under the heading “Results of Operations”.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

13. EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	December 31,
	2011	2010
Numerator:
Earnings available to common shares	$10,415	$16,492

Denominator:
Weighted average common shares	22,508,245	22,710,250
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	417,768	420,950
Diluted weighted average common shares	22,926,013	23,131,200
(Denominator for diluted calculation)

Earnings per share:
Basic	$0.46	$0.73

Diluted	$0.45	$0.71

For the three months ended December 31, 2011 and 2010, approximately 1.8 million and 1.6 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

14. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three months ended December 31, 2011, and 2010, was as follows:

	Three Months Ended
	December 31,
Revenue:	2011	2010
Tungsten slurries	$40,728	$41,947
Dielectric slurries	28,007	31,182
Copper slurries	16,040	20,514
Polishing pads	6,930	8,365
Data storage slurries	4,977	7,110
Engineered Surface Finishes	5,440	5,087
Total revenue	$102,122	$114,205

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

15. NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04).  The amendments in ASU 2011-04 change some of the wording used to describe certain U.S. GAAP requirements for measuring fair value and disclosing information about fair value measurements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  We believe that the adoption of ASU 2011-04 will not have a material impact on the fair value measurements and their related disclosures in our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” (ASU 2011-05).  The provisions of ASU 2011-05 require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  If two separate statements are presented, the statement of other comprehensive income should immediately follow the statement of net income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption of these provisions is permitted and will be applied retrospectively.  The adoption of ASU 2011-05 will change the way we present comprehensive income as current U.S. GAAP permits an annual presentation of comprehensive income within the statement of equity and quarterly presentation of comprehensive income within the footnotes to the financial statements.  We expect to present comprehensive income in a separate statement immediately following the statement of net income beginning in our fiscal quarter ending December 31, 2012.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (ASU 2011-12).  The provisions of ASU 2011-12 supersede the requirement of ASU 2011-05 to present the effect of reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.  ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the adoption of ASU 2011-12 will have a material effect on our financial statements as we do not expect material reclassification adjustments out of accumulated other comprehensive income.

index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events, regulatory or legislative activity, or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the acquisition of or investment in other entities; uses and investment of the Company’s cash balance; financing facilities and related availability and terms; the Company’s capital structure; the construction and operation of facilities by the Company; whether the conditions to the Company’s proposed leveraged recapitalization transaction announced in December 2011, including the declaration and payment of the special cash dividend, will be satisfied, including whether the Company will obtain debt financing under terms and conditions acceptable to the Company; whether the recapitalization transaction will occur on the terms described in our Company filings or at all, and the timing of such transaction; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), should be read in conjunction with Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2011, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2012 OVERVIEW

In December 2011, we announced a new capital management initiative for our Company, which is intended to more efficiently allocate our capital and provide additional value to our shareholders.  The initiative includes a proposed leveraged recapitalization of the Company with a special cash dividend of $15 per share, or approximately $345 million in aggregate.  Approximately half of the proposed dividend is expected to be funded from our existing cash balance, with the remaining amount funded with new debt, as discussed in more detail in the “Liquidity and Capital Resources” section of this MD&A.  Payment of the special cash dividend is contingent upon arranging the associated financing with terms and conditions that are acceptable to our Company.  We anticipate the declaration and payment of this special cash dividend in the second quarter of our fiscal 2012.  In addition, as part of the announcement of our new capital management initiative, our Board of Directors authorized an increase in our existing share repurchase program to $150 million, from the approximately $83 million remaining under the prior authorization.

The softening of demand within the semiconductor industry that occurred in the second half of fiscal 2011 continued in our first quarter of fiscal 2012.  Some industry analysts predict that this soft industry demand environment will continue through our second fiscal quarter ending in March.  However, we are encouraged by reports from these same industry analysts that currently forecast stronger growth in the production of integrated circuit devices, or wafer starts, during calendar 2012 compared to the growth during calendar 2011.  We expect that growth in wafer starts will strengthen demand for our products in the second half of our fiscal year 2012.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including: the pace, timing and sustainability of the ongoing economic recovery; the cyclical nature of the semiconductor industry; the short order to delivery time for our products and the associated lack of visibility to future customer orders; quarter to quarter changes in customer orders regardless of industry strength; and, potential future acquisitions by us.

index

Revenue for our first quarter of fiscal 2012 was $102.1 million, which represented a decrease of 10.6% from the first quarter of fiscal 2011 and a decrease of 6.9% from the previous fiscal quarter.  We believe the decrease in revenue from both the first quarter of fiscal 2011 and the prior fiscal quarter was primarily due to the soft demand within the semiconductor industry.  We saw the largest revenue decreases from the first quarter of fiscal 2011 in the copper and data storage slurry product lines.  The decrease in copper slurry revenue was primarily due to reduced volume from some of our foundry customers and the decrease in data storage slurry revenue was largely due to the recent flooding in Thailand that caused a significant slowdown in the hard disk drive industry.

Gross profit expressed as a percentage of revenue for our first quarter of fiscal 2012 was 48.3%, which represented a decrease from 50.3% reported in the first quarter of fiscal 2011 and an increase from 46.4% in our prior fiscal quarter.  The decrease in gross profit percentage from the first quarter of fiscal 2011 was primarily due to lower production volumes, based on the lower demand for our products, and selective price decreases, partially offset by lower variable manufacturing costs.  The increase in gross profit percentage from the prior fiscal quarter was primarily due to lower variable and fixed manufacturing costs and a higher valued product mix, partially offset by lower production volumes.  We continue to expect our gross profit percentage for full fiscal year 2012 to be in the range of 46% to 48%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $34.0 million in our first quarter of fiscal 2012, compared to $33.0 million in the first quarter of fiscal 2011 and $34.1 million in the previous fiscal quarter.  The increase in operating expenses from the comparable quarter of fiscal 2011 was primarily driven by increased professional fees, including $2.4 million in fees related to our proposed leveraged recapitalization with a special cash dividend, partially offset by decreased staffing-related costs, including costs associated with our annual incentive bonus program.  The slight decrease in operating expenses from the prior fiscal quarter was primarily due to decreased staffing-related costs, partially offset by increased professional fees.  We continue to expect full year fiscal 2012 operating expenses to be in the range of $135 million to $140 million.

Diluted earnings per share for our first fiscal quarter was $0.45, which includes the adverse impact of approximately $0.07 related to the professional fees associated with our proposed leveraged recapitalization with a special cash dividend.  Diluted earnings per share decreased from $0.71 reported in the first quarter of fiscal 2011 and increased from the $0.40 reported in the previous fiscal quarter.  The decrease in diluted earnings per share from the first quarter of fiscal 2011 is primarily due to the decreased revenue, a lower gross profit percentage and higher operating expenses as discussed above.  The increase in diluted earnings per share from the prior fiscal quarter primarily reflects a lower effective tax rate, a higher gross profit percentage and foreign exchange gains reflected in other income, partially offset by the adverse effect of lower revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011.  We believe there have been no material changes in our critical accounting estimates during the first three months of fiscal 2012.  See Note 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2011, VERSUS THREE MONTHS ENDED DECEMBER 31, 2010

REVENUE

Revenue was $102.1 million for the three months ended December 31, 2011, which represented a 10.6%, or $12.1 million, decrease from the three months ended December 31, 2010.  The decrease in revenue was driven by a $13.2 million decrease in sales volume and a $2.1 million revenue decrease due to a lower weighted-average selling price of our CMP consumables.  These decreases were partially offset by a $2.4 million increase in revenue due to a higher-priced product mix and a $0.8 million increase due to the effect of foreign exchange rate changes.  We experienced demand decreases across all product lines, except our Engineered Surface Finishes business, compared to the same period last year.  We expect that the softness of semiconductor industry demand will continue through the second quarter of our fiscal 2012, but we believe that demand will increase in the second half of our fiscal year.

COST OF GOODS SOLD

Total cost of goods sold was $52.8 million for the three months ended December 31, 2011, which represented a decrease of 6.9%, or $3.9 million, from the three months ended December 31, 2010.  The decrease in cost of goods sold was primarily due to $6.5 million from decreased sales volume and a $2.7 million decrease due to certain production variances.  These decreases in cost of goods sold were partially offset by a $2.3 million increase due to a higher-priced product mix, a $1.0 million increase due to the effect of foreign exchange rate changes, a $0.9 million increase due to higher fixed manufacturing costs, and other small increases in sample, freight and capacity utilization costs.

Metal oxides, such as silica and alumina, are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see “Tabular Disclosure of Contractual Obligations” in this Quarterly Report on Form 10-Q as well as in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.3% for the three months ended December 31, 2011, as compared to 50.3% for the three months ended December 31, 2010.  The decrease in gross profit as a percentage of revenue was primarily due to the decreased sales volume we experienced in the first quarter of fiscal 2012 and selective price decreases, partially offset by lower overall variable manufacturing costs.  We continue to expect our gross profit percentage for full year fiscal 2012 to be in the range of 46% to 48%.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $13.8 million for the three months ended December 31, 2011, which represented a decrease of 0.7%, or $0.1 million, from the three months ended December 31, 2010.  The decrease was primarily due to $0.6 million in lower staffing-related costs, including costs related to our annual incentive bonus program, partially offset by $0.5 million in higher expenses for clean room materials.

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

SELLING AND MARKETING

Selling and marketing expenses were $7.3 million for the three months ended December 31, 2011, which represented a decrease of 1.9%, or $0.1 million, from the three months ended December 31, 2010.  The decrease was primarily due to lower staffing-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $12.9 million for the three months ended December 31, 2011, which represented an increase of 10.5%, or $1.2 million, from the three months ended December 31, 2010.  The increase was primarily due to $2.5 million in higher professional fees, including $2.4 million in fees associated with our proposed leveraged recapitalization with a special cash dividend, partially offset by $1.4 million in lower staffing-related costs, including costs associated with our annual incentive bonus program.  Although we anticipate recording additional professional fees associated with our proposed recapitalization with a special cash dividend, we continue to expect our total operating expenses will be within the guidance stated in the “Overview” section of this MD&A.

OTHER INCOME (EXPENSE), NET

Other income was $0.1 million for the three months ended December 31, 2011 compared to other expense of $0.9 million during the three months ended December 31, 2010.  The decrease in other expense was primarily due to foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 7 of the Notes to the Consolidated Financial Statements.  Although we have not finalized any debt financing arrangements associated with our proposed recapitalization with a special cash dividend and the terms of such anticipated financing are not yet known, we expect to incur significant amounts of interest expense and amortization of the related capitalized debt fees in fiscal 2012 upon completion of the financing agreements, assuming such occurs.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 32.2% for the three months ended December 31, 2011 compared to a 29.8% effective income tax rate for the three months ended December 31, 2010.  The increase in the effective tax rate during the first quarter of fiscal 2012 is primarily due to the timing and size of the U.S. research and experimentation tax credit.  Our effective tax rate for the three months ended December 31, 2010 reflected the reinstatement of this credit, retroactively effective as of January 1, 2010.  This tax credit expired as of December 31, 2011.  Consequently, our effective tax rate in fiscal 2012 only reflects three months of deductible qualifying expenses.  Our effective tax rate in fiscal 2012 also reflects taxable executive compensation expected to be in excess of limits defined in section 162(m) of the Internal Revenue Code.  These increases were partially offset by the absence of a $0.5 million reversal of a deferred tax asset related to certain share-based compensation expense recorded in the first quarter of fiscal 2011.

index

NET INCOME

Net income was $10.4 million for the three months ended December 31, 2011 which represented a decrease of 36.8%, or $6.1 million, from the three months ended December 31, 2010.  The decrease was primarily due to the decreased sales volume, a lower gross profit percentage and the increase in our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We generated $11.0 million in cash flows from operating activities in the first three months of fiscal 2012, compared to $8.5 million in cash from operating activities in the first three months of fiscal 2011.  Our cash flows provided by operating activities in the first three months of fiscal 2012 originated from $10.4 million in net income, $8.5 million in non-cash items and a $7.9 million decrease in cash flow due to a net increase in working capital.  The increase in cash flows from operating activities compared to the first three months of fiscal 2011 was primarily due to changes in the timing and size of accounts receivable collections, income tax payments and accrued liability payments, partially offset by decreased net income in fiscal 2012.

In the first three months of fiscal 2012, cash flows used in investing activities were $7.0 million for purchases of property, plant and equipment, including payments to complete our manufacturing facility in South Korea, which we opened in fiscal 2011.  In the first three months of fiscal 2011, cash flows used in investing activities were $3.3 million for purchases of property, plant and equipment.  We estimate our total capital expenditures in fiscal 2012 will be between $25.0 million and $30.0 million.

In the first three months of fiscal 2012, cash flows used in financing activities were $13.1 million.  We used $13.0 million to repurchase common stock under our share repurchase program and $1.5 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) for shares withheld from employees to cover payroll taxes on the vesting of restricted stock granted under the EIP.  We received $1.0 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to our employees under our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010, and we received $0.4 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.  In the first three months of fiscal 2011, cash flows generated by financing activities were $2.4 million.  We received $13.5 million from the issuance of common stock related to the exercise of stock options granted under our EIP and our 2007 Employee Stock Purchase Plan, and we received $0.6 million in windfall tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.  These cash inflows were partially offset by $10.0 million in repurchases of common stock under our share repurchase program, $1.4 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld from employees to cover payroll taxes on the vesting of restricted stock granted under the EIP, and $0.3 million in principal payments under capital lease obligations.

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  We repurchased 249,194 shares for $10.0 million during the first three months of fiscal 2011 under this program, which was completed during the fiscal quarter ended March 31, 2011.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  We repurchased 321,000 shares for $13.0 million during the first three months of fiscal 2012 under this new program.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our new capital management initiative, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  With this increased authorization, as of December 31, 2011, the entire $150.0 million remains outstanding under our revised share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share purchases under these programs from our available cash balance.

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

In conjunction with our proposed leveraged recapitalization, we expect to declare and pay our proposed special cash dividend of $15 per share, or approximately $345.0 million in aggregate, during our second fiscal quarter of 2012, conditional on arranging associated financing on terms that are acceptable to the Company, and anticipate funding approximately half the dividend from the associated financing, and half from our existing cash balance.  While we have not yet finalized the terms of the anticipated financing, we are negotiating a $275.0 million credit facility, which we expect to include a $175.0 million term loan with a five-year maturity for the special cash dividend, as well as a $100.0 million revolving credit facility that we expect will be initially undrawn.  We expect we will retire our current credit facility described above in conjunction with the completion of this anticipated new financing arrangement.

As of December 31, 2011, we had $293.6 million of cash and cash equivalents, $25.1 million of which was held at foreign subsidiaries in Singapore and Taiwan where we have made a current election to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

We believe that our current balance of cash and long-term investments, cash generated by our operations, available borrowings under our revolving credit facility and expected borrowing capacity under our anticipated new credit facility will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities, proposed special cash dividend and share repurchases for the foreseeable future.  However, we plan to further expand our business; therefore, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2011, and September 30, 2011, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Purchase obligations	$37.1	$35.5	$0.8	$0.3	$0.5
Operating leases	9.3	3.2	3.3	1.7	1.1
Other long-term liabilities	6.8	-	-	-	6.8
Total contractual obligations	$53.2	$38.7	$4.1	$2.0	$8.4

index

We operate under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, under which we are generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  This agreement was amended in April 2008 to extend the termination date to December 2012 and to change the pricing and some other non-material terms of the agreement.  We currently anticipate we will not have to pay any shortfall under this agreement.  We previously operated under a fumed alumina supply agreement with Cabot Corporation, which expired in December 2011, under which we were obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $15.9 million of contractual commitments for fumed silica.

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011, for additional information regarding our contractual obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen and the New Taiwan dollar.  As noted in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, the negative effects of foreign exchange rate changes, primarily related to the Japanese yen, accounted for a significant decline in our full fiscal year 2011gross profit percentage compared to full fiscal year 2010.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  During the three months ended December 31, 2011, we recorded $0.9 million in currency translation gains, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily relate to the general fluctuations of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.  Approximately 14% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is limited.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

There was a significant weakening of the U.S. dollar against the Japanese yen during our fiscal years 2010 and 2011, which had some negative impact on our results of operations.  We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of December 31, 2011, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At December 31, 2011, we owned two auction rate securities (ARS) with a total estimated fair value of $8.1 million ($8.3 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  For example, following approximately two years of significant growth in the semiconductor industry, we began to see some softening of demand in the industry in the second half of fiscal 2011, which continued through the first quarter of our fiscal 2012.  Some industry analysts predict this softening may continue through the second quarter of fiscal 2012, with possible strengthening of demand beginning in the second half of our fiscal year.  In addition, our business has experienced historical seasonal trends as evidenced by a decrease in our revenue in the second quarter of fiscal 2011 from the revenue recorded in the first quarter of 2011, and an increase in revenue in the third quarter of fiscal 2011.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy weakens further and/or the semiconductor industry weakens, whether in general or as a result of specific factors, such as the current European sovereign debt crisis, the March 2011 natural disasters in Japan, or the November 2011 flooding in Thailand, that have had effects on the semiconductor, data storage and information technology industries, we could experience material adverse impacts on our results of operations and financial condition.

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

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  Our business in CMP pads is also developing.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership and higher performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes and advances, and this drive toward lower costs and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers’ efforts to reduce consumption of CMP consumables and to possibly reuse or recycle these products, could render our products less important to the IC device manufacturing process.

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

During the three months ended December 31, 2011 and 2010, our five largest customers accounted for approximately 47% and 48% of our revenue, respectively.  During the three months ended December 31, 2011, Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung were our largest customers accounting for approximately 17% and 13%, respectively, of our revenue.  During the three months ended December 31, 2010, TSMC and United Microelectronics Corporation (UMC) accounted for approximately 18% and less than 11%, respectively, of our revenue.  During full fiscal year 2011, our five largest customers accounted for approximately 47% of our revenue, with TSMC and Samsung accounting for approximately 17% and 10%, respectively.

IF OUR PROPOSED LEVERAGED RECAPITALIZATION WITH A SPECIAL CASH DIVIDEND IS COMPLETED, OUR CASH BALANCE WILL DECREASE SIGNIFICANTLY AND WE WILL INCUR A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH MAY ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO EXPAND OUR BUSINESS, AND WE MAY BE UNABLE TO COMPLY WITH DEBT COVENANTS OR SECURE ADDITIONAL FINANCING ON TERMS ACCEPTABLE TO OUR COMPANY

As we discussed in Part I, Item 2 of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), our Board of Directors has determined to pursue a new capital management initiative for our Company, which includes a proposed leveraged recapitalization with a special cash dividend of approximately $345 million in aggregate, which we expect to pay by using approximately $170 million from our existing cash balance and approximately $175 million from new debt, contingent upon us obtaining financing on terms acceptable to us.

Assuming we obtain the anticipated financing, and our Board proceeds to declare and pay the special cash dividend, the accompanying reduction in our cash balance may reduce our flexibility to operate our business as we have in the past, including limiting our ability to invest in organic growth of our Company, pursue acquisitions, and repurchase our stock.  In addition, the new indebtedness may adversely affect our future cash flow and our ability to pursue our core strategies of strengthening and growing our business, because the incurrence of debt will require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures, share repurchases, merger and acquisition activities, and other general corporate purposes.  The anticipated credit facility, when finalized, may contain restrictive covenants that impose operating and financial restrictions, including restrictions on our ability to engage in activities and initiatives that we otherwise might decide to pursue.  These covenants could include, among other things, restrictions on our ability to incur additional debt, engage in certain transactions, and pay additional dividends or make other distributions to our stockholders.  The incurrence of debt pursuant to the anticipated new credit facility also will require us to incur interest expense charges and other debt related fees that could adversely affect our financial condition and cash flows.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations, and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including fumed silica, which we use for certain of our slurries, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters, like the March 2011 earthquakes and tsunami in Japan.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw material suppliers.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86% our revenue was generated by sales to customers outside of the United States for both the three months ended December 31, 2011 and full fiscal year ended September 30, 2011.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also encounter the risks that we may not be able to repatriate the earnings from certain of our foreign operations, derive the anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in technologies, assets and companies, either through acquisitions, investments or alliances, in order to supplement our internal growth and development efforts.  Acquisitions and investments, involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; diversion of management’s attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

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

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our CMP business from CMP slurries into other areas, such as CMP polishing pads.  Additionally, in our Engineered Surface Finishes business, we are pursuing other surface modification applications.  Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers’ needs or we may be unable to keep pace with technological or other developments.  Also, our competitors may have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products.

index

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the former litigation between us and DuPont Air Products NanoMaterials (DA Nano), in which the validity of all of our patents at issue in the matter was upheld as further described above in “Legal Proceedings” in this Quarterly Report on Form 10-Q, could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

WE MAY NOT BE ABLE TO MONETIZE OUR INVESTMENTS IN AUCTION RATE SECURITIES IN THE SHORT TERM AND WE COULD EXPERIENCE A DECLINE IN THEIR MARKET VALUE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We owned auction rate securities (ARS) with an estimated fair value of $8.1 million ($8.3 million par value) at December 31, 2011, which were classified as other long-term assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not lessen, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements by, and changes in market evaluations of, us or participants in the semiconductor and related industries; changes in business or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital management strategy; and trading volume of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2011	-	-	-	$95,894
Nov. 1 through Nov. 30, 2011	328,138	$40.60	321,000	$82,868
Dec. 1 through Dec. 31, 2011	28,682	$40.51	-	$150,000
Total	356,820	$40.59	321,000	$150,000

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  We repurchased 321,000 shares for $13.0 million during the first three months of fiscal 2012 under this program.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our new capital management initiative, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  With this increased authorization, as of December 31, 2011, the entire $150.0 million remains outstanding under our revised share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share purchases under these programs from our available cash balance.

Separate from this share repurchase program, a total of 35,820 shares were purchased during the first quarter of fiscal 2012 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) as shares withheld from award recipients and to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP.

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

CABOT MICROELECTRONICS CORPORATION

Date: February 8, 2012	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 8, 2012	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]