Form 10-Q
period 2012-03-31
CABOT MICROELECTRONICS CORP
filed 2012-05-09
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2012

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

As of April 30, 2012, the Company had 23,558,732 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenue	$99,236	$109,660	$201,358	$223,865

Cost of goods sold	53,442	56,927	106,285	113,701

Gross profit	45,794	52,733	95,073	110,164

Operating expenses:
Research, development and technical	14,071	14,919	27,826	28,775
Selling and marketing	7,434	6,791	14,770	14,271
General and administrative	15,177	11,567	28,078	23,243
Total operating expenses	36,682	33,277	70,674	66,289

Operating income	9,112	19,456	24,399	43,875

Interest expense	354	37	393	81

Other income (expense), net	97	683	201	(208)
Income before income taxes	8,855	20,102	24,207	43,586

Provision for income taxes	3,325	7,010	8,262	14,002

Net income	$5,530	$13,092	$15,945	$29,584

Basic earnings per share	$0.24	$0.57	$0.70	$1.29

Weighted average basic shares outstanding	22,768	23,032	22,624	22,857

Diluted earnings per share	$0.23	$0.55	$0.68	$1.26

Weighted average diluted shares outstanding	23,780	23,693	23,378	23,395

Dividends per share	$15.00	$-	$15.00	$-

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$155,062	$302,546
Accounts receivable, less allowance for doubtful accounts of $4,823 at March 31, 2012, and $1,090 at September 30, 2011	50,802	52,747
Inventories	56,818	56,128
Prepaid expenses and other current assets	10,281	14,735
Deferred income taxes	5,574	4,249
Total current assets	278,537	430,405

Property, plant and equipment, net	125,751	130,791
Goodwill	42,324	41,148
Other intangible assets, net	13,606	14,651
Deferred income taxes	3,093	862
Other long-term assets	12,394	10,372
Total assets	$475,705	$628,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,134	$22,436
Accrued expenses and other current liabilities	21,301	33,104
Current portion of long-term debt	8,750	-
Capital lease obligations	7	10
Total current liabilities	44,192	55,550

Long-term debt, net of current portion	166,250	-
Capital lease obligations, net of current portion	-	2
Other long-term liabilities	6,673	6,323
Total liabilities	217,115	61,875

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 28,608,474 shares at March 31, 2012, and 27,652,336 shares at September 30, 2011	29	28
Capital in excess of par value of common stock	316,370	278,360
Retained earnings	104,560	435,429
Accumulated other comprehensive income	23,755	24,127
Treasury stock at cost, 5,073,786 shares at March 31, 2012, and 4,715,577 shares at September 30, 2011	(186,124)	(171,590)
Total stockholders’ equity	258,590	566,354

Total liabilities and stockholders’ equity	$475,705	$628,229

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$15,945	$29,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,868	12,028
Provision for doubtful accounts	3,820	30
Share-based compensation expense	7,419	7,198
Deferred income tax expense (benefit)	(1,449)	2,379
Non-cash foreign exchange (gain) loss	1,233	(51)
Loss on disposal of property, plant and equipment	189	38
Impairment of property, plant and equipment	51	-
Other	(949)	281
Changes in operating assets and liabilities:
Accounts receivable	(3,297)	(2,349)
Inventories	(1,745)	(3,379)
Prepaid expenses and other assets	2,856	(5,602)
Accounts payable	(4,147)	(2,896)
Accrued expenses, income taxes payable and other liabilities	(10,501)	(9,972)
Net cash provided by operating activities	21,293	27,289

Cash flows from investing activities:
Additions to property, plant and equipment	(11,641)	(9,737)
Proceeds from the sale of investments	50	25
Proceeds from sales of property, plant and equipment	-	1
Net cash used in investing activities	(11,591)	(9,711)

Cash flows from financing activities:
Dividends paid	(347,140)	-
Issuance of long-term debt	175,000	-
Repurchases of common stock	(14,534)	(26,380)
Net proceeds from issuance of stock	29,034	31,835
Tax benefits associated with share-based compensation expense	617	908
Principal payments under capital lease obligations	(5)	(637)
Net cash provided by (used in) financing activities	(157,028)	5,726

Effect of exchange rate changes on cash	(158)	866
Increase (decrease) in cash and cash equivalents	(147,484)	24,170
Cash and cash equivalents at beginning of period	302,546	254,164
Cash and cash equivalents at end of period	$155,062	$278,334

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,385	$2,489
Issuance of restricted stock	6,198	6,693

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of March 31, 2012, cash flows for the six months ended March 31, 2012, and March 31, 2011, and results of operations for the three and six months ended March 31, 2012, and March 31, 2011.  The results of operations for the three and six months ended March 31, 2012 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2012.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2011.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of March 31, 2012.  Reclassifications of prior period amounts have been made to separate interest expense from other income (expense) to conform to the current period presentation.

Results of Operations

With respect to the comparative periods in fiscal 2011, as noted in our Form 10-Q for the fiscal quarter ended March 31, 2011, the results of operations for the three and six months ended March 31, 2011 included certain adjustments to correct prior period amounts, which we determined to be immaterial to those periods and the prior periods to which they related.  Collectively, these adjustments reduced net income for the first six months of fiscal 2011 by $2,381 and diluted earnings per share by approximately $0.10.  An adjustment in the second quarter of fiscal 2011 reduced net income for the quarter by $671 and diluted earnings per share by approximately $0.03.  This adjustment related to income tax expense recorded for executive compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded.  Adjustments in the first quarter of fiscal 2011 related to: (1) $1,474 ($1,014, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive bonus program (AIP); (2) the reversal of a $497 deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; and (3) our under accrual of $290 ($199, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP.

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

The following table presents assets that we measured at fair value on a recurring basis at March 31, 2012 and September 30, 2011.  As permitted under the relevant standards, we have chosen to not measure any of our liabilities at fair value as we believe our current liabilities approximate their fair value due to their short-term, highly liquid characteristics and our long-term debt approximates its fair value as it bears a floating market rate of interest.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

March 31, 2012	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$155,062	$-	$-	$155,062
Auction rate securities (ARS)	-	-	7,991	7,991
Other long-term investments	1,067	-	-	1,067
Total	$156,129	$-	$7,991	$164,120

September 30, 2011	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$302,546	$-	$-	$302,546
Auction rate securities (ARS)	-	-	8,041	8,041
Other long-term investments	827	-	-	827
Total	$303,373	$-	$8,041	$311,414

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP has been deemed a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,067 in the second quarter of fiscal 2012 to reflect its fair value as of March 31, 2012.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at March 31, 2012.  Our ARS investments at March 31, 2012 consisted of two tax exempt municipal debt securities with a total par value of $8,225.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AA- by Standard and Poors.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.  The following table presents a reconciliation of the activity in fiscal 2012 for fair value measurements using level 3 inputs:

Balance as of October 1, 2011	$8,041
Net sales of ARS	(50)
Balance as of March 31, 2012	$7,991

Based on our fair value assessment, we determined that one ARS continues to be impaired as of March 31, 2012.  This security has a fair value of $3,041 (par value $3,275).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we previously recorded.  We believe that this ARS is not permanently impaired because in the event of default by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, we successfully monetized at par value $50 of this security during the quarter ended March 31, 2012, and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of March 31, 2012.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered these developments, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  See Note 6 for more information on these investments.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

3. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances for doubtful accounts, was $50,802 as of March 31, 2012 and $52,747 as of September 30, 2011.  The decrease was primarily due to an increase in the allowance for doubtful accounts, partially offset by an increase in gross accounts receivable.  The increase in the allowance for doubtful accounts was primarily related to $3,727 in bad debt expense recorded in the second quarter of fiscal 2012 for Elpida Memory, Inc. (Elpida), a significant customer in Japan that filed for bankruptcy protection in February 2012.  Amounts charged to expense are recorded in general and administrative expenses.  Elpida owed the Company $3,727 in accounts receivable for shipments made prior to its bankruptcy filing.  Since collection of any or all of this balance is uncertain, we have reserved the entire balance.  Elpida has stated its intent to reorganize its business and its operations remain ongoing.  Elpida has been paying the Company on a current basis for all shipments made subsequent to its bankruptcy filing.  Our allowance for doubtful accounts changed during the six months ended March 31, 2012 as follows:

Balance as of September 30, 2011	$1,090
Amounts charged to expense	3,820
Deductions and adjustments	(87)
Balance as of March 31, 2012	$4,823

4. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2012	2011

Raw materials	$26,830	$26,217
Work in process	5,377	4,964
Finished goods	24,611	24,947
Total	$56,818	$56,128

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $42,324 as of March 31, 2012, and $41,148 as of September 30, 2011.  The increase in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

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

We completed our annual impairment test during our fourth quarter of fiscal 2011 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended March 31, 2012, so it was not necessary to perform an impairment review for goodwill and indefinite lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill of any of our reporting units.

The components of other intangible assets are as follows:

	March 31, 2012		September 30, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,366	$4,409	$8,266	$3,890
Acquired patents and licenses	8,115	6,601	8,115	6,446
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,509	5,564	12,154	4,738

Total other intangible assets subject to amortization	31,540	19,124	31,085	17,624

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,730	$19,124	$32,275	$17,624

*       Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $675 and $1,344 for the three and six months ended March 31, 2012, respectively.  Amortization expense on our other intangible assets was $682 and $1,344 for the three and six months ended March 31, 2011, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2012	$ 1,324
2013	2,516
2014	2,471
2015	2,431
2016	2,011

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	March 31,	September 30,
	2012	2011

Auction rate securities	$7,991	$8,041
Other long-term assets	3,336	1,504
Other long-term investments	1,067	827
Total	$12,394	$10,372

As discussed in Note 2 of this Form 10-Q, our two ARS that we owned as of March 31, 2012 are classified as long-term investments.  The securities are credit enhanced with bond insurance to an AA- credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we had first recognized in fiscal 2008.  We continue to believe this decline in fair value is temporary based on: (1) the nature of the underlying debt; (2) the presence of bond insurance; (3) the fact that all interest payments have been received; (4) our successful monetization of $50 of this security during the quarter ended March 31, 2012; and (5) our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity.

The increase in other long-term assets was primarily due to prepaid debt costs incurred as a result of the completion of our new credit agreement, discussed in Note 8 of this Form 10-Q.  The prepaid debt costs are being amortized on a straight-line basis over five years and the amortization expense is recorded in other income (expense) on the Consolidated Statement of Income.  As discussed in Note 2 of this Form 10-Q, we recorded a long-term asset and a corresponding long-term liability of $1,067 representing the fair value of our SERP investments as of March 31, 2012.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	September 30,
	2012	2011

Accrued compensation	$11,498	$23,922
Goods and services received, not yet invoiced	3,985	3,457
Deferred revenue and customer advances	2,279	2,420
Warranty accrual	324	384
Taxes, other than income taxes	1,307	808
Other	1,908	2,113
Total	$21,301	$33,104

The decrease in accrued compensation was primarily due to the payment of our annual incentive bonus program earned in fiscal 2011, partially offset by two quarters of accrual under our annual incentive bonus program related to fiscal 2012.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

8. DEBT

On February 13, 2012, we entered into a credit agreement (the “Credit Agreement”) among the Company, as Borrower, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and Wells Fargo Bank, N.A. as documentation agent.  The Credit Agreement provided us with a $175,000 term loan (the “Term Loan”), which we drew on February 27, 2012 to fund approximately half of the special cash dividend we paid to our stockholders on March 1, 2012, and a $100,000 revolving credit facility (the “Revolving Credit Facility”), with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and the Revolving Credit Facility are referred to as the “Credit Facilities.”  The Credit Agreement provides for an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75,000.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  In connection with the Credit Agreement, the Company simultaneously terminated its previously existing $50,000 unsecured revolving credit facility, which had no outstanding balance at the time of termination.

Borrowings under the Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the “Applicable Rate” (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the “Base Rate”, which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The initial Applicable Rate for borrowings under the Credit Facilities will be 1.75% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans will bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we will pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% to 0.35%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid, according to the relevant interest period, and no less frequently than at the end of each calendar quarter.  We paid $2,617 in customary arrangement fees, upfront fees and administration fees, of which $541 and $2,032 remains in prepaid expenses and other current assets and other long-term assets, respectively, on our Consolidated Balance Sheet as of March 31, 2012.  We must also pay letter of credit fees as necessary.  We may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary “breakage” fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by each of our existing and future direct and indirect domestic subsidiaries (the “Guarantors”).  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and its domestic subsidiaries.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us, beginning with the quarter ended June 30, 2012, to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio.  The Credit Agreement also contains customary affirmative covenants and events of default.  We are not aware of noncompliance with these covenants.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

At March 31, 2012, we believe the fair value of the Term Loan approximates its carrying value of $175,000 as the loan bears a floating market rate of interest.

As of March 31, 2012, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2012	$ 4,375
2013	8,750
2014	10,938
2015	15,312
2016	21,875
2017	113,750
Total	175,000

9. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At March 31, 2012, we had one forward foreign exchange contract to sell Japanese yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet, which was determined using Level 1 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2012	Fair Value at September 30, 2011	Fair Value at March 31, 2012	Fair Value at September 30, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$33	$48	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$-	$-

index

 CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three and six months ended March 31:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Six Months Ended
	Statement of Income Location	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$468	$133	$468	$(62)

10. CONTINGENCIES

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first six months of fiscal 2012 as follows:

Balance as of September 30, 2011	$384
Reserve for product warranty during the reporting period	413
Settlement of warranty	(473)
Balance as of March 31, 2012	$324

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. SHARE-BASED COMPENSATION PLANS

We historically have issued share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP), and, pursuant to our EIP, our Directors’ Deferred Compensation Plan, as amended September 23, 2008 and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011.  In March 2012, our stockholders approved our new 2012 Omnibus Incentive Plan (OIP).  All shared-based awards granted as of March 6, 2012 are being made from the OIP, and the EIP is no longer available for any awards.  For additional information regarding the OIP, refer to our Definitive Proxy Statement filed with the SEC on January 20, 2012, which is incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (Proxy Statement).

On March 2, 2012, we completed a leveraged recapitalization pursuant to which we paid a special cash dividend of $15 per share to our stockholders.  In conjunction with this recapitalization, the EIP required us to proportionally adjust the stock options and restricted stock units outstanding on the dividend payment date (March 1, 2012) to preserve the value of such awards as a result of the special cash dividend.  As required by the EIP, the exercise prices and the number of outstanding non-qualified stock options (NQSOs) were adjusted to reflect the special cash dividend.  The exercise prices of outstanding NQSOs were reduced by multiplying them by a factor of 0.68933, representing the ratio of the official opening price of our common stock on the NASDAQ stock market of $35.79 on March 2, the ex-dividend date, to the official closing price of our common stock on the NASDAQ stock market of $51.92 on March 1, which was the last trading day immediately prior to the ex-dividend date.  The number of outstanding NQSOs was increased by multiplying the number by a factor of 1.45068, representing the ratio of the official NASDAQ closing price of $51.92 on the dividend payment date to the official NASDAQ opening price of $35.79 on the ex-dividend date.  This adjustment did not result in additional share-based compensation expense in the period as the fair value of the outstanding NQSOs immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution.  A summary of stock option activity as of March 31, 2012 and changes during fiscal 2012 are presented below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at September 30, 2011	3,950,537	$39.52
Granted	460,044	39.91
Exercised	(759,456)	36.35
Forfeited or canceled	(47,355)	43.63
Mandatory proportional adjustment due to recapitalization	1,780,394	-
Outstanding at March 31, 2012	5,384,164	$26.90

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Similarly, the EIP required that we adjust the number of outstanding restricted stock units (RSUs) as a result of the special cash dividend.  The number of outstanding RSUs was increased by multiplying the number by a factor of 1.45068, representing the ratio of the official NASDAQ closing price of $51.92 on the dividend payment date to the official NASDAQ opening price of $35.79 on the ex-dividend date.  This adjustment did not result in additional share-based compensation expense in the period as the fair value of the outstanding RSUs immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution.  A summary of the status of the restricted stock awards and restricted stock unit awards outstanding as of March 31, 2012, and changes during fiscal 2012, are presented below:

	Restricted	Weighted
	Stock	Average
	Awards and	Grant Date
	Units	Fair Value

Nonvested at September 30, 2011	369,681	$34.29
Granted	158,370	40.12
Vested	(165,124)	34.65
Forfeited	(2,958)	36.80
Mandatory proportional adjustment due to recapitalization	37,674	-
Nonvested at March 31, 2012	397,643	$34.09

Similar to the proportional adjustment to the outstanding NQSOs and RSUs, as required by the EIP, the maximum number of shares issuable under the EIP was proportionally adjusted to reflect the special cash dividend, and, as required by the OIP, the maximum number of shares issuable under the OIP also was proportionally adjusted to reflect the special cash dividend.  For additional information regarding the mandatory proportional adjustments to the shares issuable under the EIP and OIP, refer to the section in the Proxy Statement titled “Approval of 2012 Omnibus Incentive Plan” and to our amended Form S-8 POS filed with the SEC on March 8, 2012.

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards under our EIP and OIP and employee stock purchases pursuant to our Employee Stock Purchase Plan (ESPP).  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes model to estimate the grant date fair value of our stock options and employee stock purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  Prior to fiscal 2012, we calculated the expected term of our stock options using the simplified method, due to our limited amount of historical option exercise data, and we added a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  We experienced a significant increase in the volume of stock option exercises in fiscal 2011.  Consequently, we used this exercise data, as well as historical exercise data, to calculate the expected term of our stock options granted in the first six months of fiscal 2012, rather than using the simplified method, and we continued to add a slight premium for employees who meet the definition of retirement eligible under their grant terms.  The expected term we calculated using option exercise history was within 1% of the expected term calculated under the simplified method.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Share-based compensation expense for the three and six months ended March 31, 2012, and 2011, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Cost of goods sold	$366	$289	$747	$613
Research, development and technical	255	243	545	554
Selling and marketing	292	264	769	580
General and administrative	3,113	2,973	5,358	5,451
Total share-based compensation expense	4,026	3,769	7,419	7,198
Tax benefit	1,300	1,337	2,356	2,552
Total share-based compensation expense, net of tax	$2,726	$2,432	$5,063	$4,646

Our non-employee directors received annual equity awards in March 2012, pursuant to the OIP.  The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company’s bylaws.  Five of the Company’s non-employee directors had completed at least two full terms of service as of the date of the March 2012 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $749 of the awards to these five directors to share-based compensation expense in the fiscal quarter ended March 31, 2012 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other two non-employee directors.

For additional information regarding the estimation of fair value, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

12. OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Interest income	$28	$63	$79	$141
Other income (expense)	69	620	122	(349)
Total other income (expense), net	$97	$683	$201	$(208)

The decrease in other income (expense) for the three months ended March 31, 2012 was primarily due to the absence of a development grant received in Singapore in the second quarter of fiscal 2011 and the foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of this Form 10-Q.  The increase in other income (expense) for the six months ended March 31, 2012 was primarily due to these foreign exchange effects, partially offset by the absence of the development grant.  As disclosed in Note 1, prior period other income (expense) amounts have been adjusted to exclude interest expense to conform to the current year presentation.

13. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income	$5,530	$13,092	$15,945	$29,584
Other comprehensive income:
Foreign currency translation adjustment	(1,235)	(1,609)	(372)	5,517
Minimum pension liability adjustment	-	5	-	10
Total comprehensive income	$4,295	$11,488	$15,573	$35,111

The foreign currency translation adjustments during the three and six months ended March 31, 2012 and 2011 primarily resulted from the changes in the exchange rates of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

14. INCOME TAXES

Our effective income tax rate was 37.5% and 34.1% for the three and six months ended March 31, 2012 compared to 34.9% and 32.1% effective income tax rate for the three and six months ended March 31, 2011.  The increase in the effective tax rate during the first six months of fiscal 2012 is primarily due to decreased income in certain foreign subsidiaries where we have elected to permanently reinvest the earnings, which are taxed at lower rates than in the U.S., and the expiration of the U.S. research and experimentation tax credit effective December 31, 2011.  These increases were partially offset by the absence of $671 million in income tax expense recorded in the second quarter of fiscal 2011 related to executive compensation in fiscal 2008 through 2010 and the absence of a $497 million reversal of a deferred tax asset related to certain share-based compensation expense recorded in the first quarter of fiscal 2011, as discussed in Note 1 under the heading “Results of Operations”.

15. EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Numerator:
Earnings available to common shares	$5,530	$13,092	$15,945	$29,584

Denominator:
Weighted average common shares	22,768,425	23,031,947	22,623,978	22,857,413
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	1,011,108	661,307	753,824	537,355
Diluted weighted average common shares	23,779,533	23,693,254	23,377,802	23,394,768
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.24	$0.57	$0.70	$1.29

Diluted	$0.23	$0.55	$0.68	$1.26

For the three months ended March 31, 2012 and 2011, approximately 0.4 million and 1.3 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the six months ended March 31, 2012 and 2011, approximately 1.3 million and 1.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

16. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and six months ended March 31, 2012, and 2011, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Revenue:	2012	2011	2012	2011
Tungsten slurries	$38,218	$40,258	$78,946	$82,205
Dielectric slurries	27,209	29,746	55,216	60,928
Copper slurries	16,061	19,502	32,101	40,016
Polishing pads	7,939	7,724	14,869	16,089
Data storage slurries	5,749	6,975	10,726	14,085
Engineered Surface Finishes	4,060	5,455	9,500	10,542
Total revenue	$99,236	$109,660	$201,358	$223,865

17. NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04).  The amendments in ASU 2011-04 change some of the wording used to describe certain U.S. GAAP requirements for measuring fair value and disclosing information about fair value measurements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the fair value measurements and their related disclosures in our financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events, regulatory or legislative activity, or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the acquisition of or investment in other entities; uses and investment of the Company’s cash balance; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company’s capital structure; the construction and operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), should be read in conjunction with Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2011, including the consolidated financial statements and related notes thereto.

SECOND QUARTER OF FISCAL 2012 OVERVIEW

In December 2011, we announced a new capital management initiative for our Company, which included a planned leveraged recapitalization with a special cash dividend and an increase in the amount available under our existing share repurchase program, which we believe will more efficiently allocate the Company’s capital and provide additional value to our stockholders.  In the second quarter of fiscal 2012, we completed the leveraged recapitalization and we paid the special cash dividend.  We entered into a credit agreement (the “Credit Agreement”) which provided us with a $175.0 million, five-year term loan (the “Term Loan”), and a $100.0 million revolving credit facility (the “Revolving Credit Facility”).   See “Liquidity and Capital Resources” later in this MD&A for a more detailed discussion of our Credit Agreement.  On February 13, 2012, our Board of Directors declared a special cash dividend of $15 per share to the Company’s stockholders with a dividend payment date of March 1, 2012.  The dividend, in the aggregate amount of $347.1 million, was paid on the dividend payment date, with $175.0 million funded by the Term Loan and the remaining $172.1 million funded with existing Company cash balances.

The softening of demand within the semiconductor industry that occurred in the second half of fiscal 2011 continued through our second quarter of fiscal 2012.  However, we are optimistic about expected strengthening of demand in the second half of our fiscal year based on the forecasts of some industry analysts.  Industry reports generally indicate that the inventories of most types of integrated circuit devices have returned to normal levels, capacity utilization rates have begun to rise and semiconductor manufacturers are adding production capacity at advanced nodes.  In the longer term, we believe that forecasted growth for smart phones and tablets, as well as overall demand for information technology hardware such as server farms to support cloud computing, coupled with the successful execution of our business strategies, will drive sustained growth for our products.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including: the pace, timing and sustainability of the ongoing economic recovery; the cyclical nature of the semiconductor industry; the short order to delivery time for our products and the associated lack of visibility to future customer orders; quarter to quarter changes in customer orders regardless of industry strength; and, potential future acquisitions by us.

index

Revenue for our second quarter of fiscal 2012 was $99.2 million, which represented a decrease of 9.5% from the second quarter of fiscal 2011 and a decrease of 2.8% from the previous fiscal quarter.  We believe the decrease in revenue from the second quarter of fiscal 2011 was primarily due to the soft demand within the semiconductor industry and the decrease from the prior quarter was primarily due to this demand softness coupled with seasonal weakness in demand that we periodically experience during our second fiscal quarter.  We saw revenue decreases in all of our product lines compared to the prior year quarter, except for revenue from our CMP polishing pads.  Compared to the previous fiscal quarter, we saw revenue increases in our CMP polishing pads and our data storage slurry product lines, while revenue from all other product lines decreased or was flat.  We believe the increase in data storage slurry revenue indicates recovery in the hard disk drive industry after the severe flooding in Thailand in 2011.

Gross profit expressed as a percentage of revenue for our second quarter of fiscal 2012 was 46.1%, which represented a decrease from 48.1% reported in the second quarter of fiscal 2011 and a decrease from 48.3% in our prior fiscal quarter.  The decrease in gross profit percentage from the second quarter of fiscal 2011 was primarily due to lower production volumes, based on the lower demand for our products, higher fixed manufacturing costs and selective price decreases, partially offset by lower variable manufacturing costs.  The decrease in gross profit percentage from the prior fiscal quarter was primarily due to lower production volumes and higher variable manufacturing costs.  Our gross profit percentage was 47.2% on a year-to-date basis, which is consistent with our full fiscal year 2012 guidance range of 46% to 48%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $36.7 million in our second quarter of fiscal 2012, compared to $33.3 million in the second quarter of fiscal 2011 and $34.0 million in the previous fiscal quarter.  The increase in operating expenses from the comparable quarter of fiscal 2011 was primarily driven by a $3.7 million increase in our reserve for bad debt expense related to Elpida Memory, Inc. (Elpida), a significant customer in Japan that recently filed for bankruptcy protection.  The increase in operating expenses from the prior fiscal quarter was primarily due to the increased bad debt expense, partially offset by decreased professional fees, including costs associated with our leveraged recapitalization with a special cash dividend.  We continue to expect full year fiscal 2012 operating expenses to be in the range of $135 million to $140 million.

Diluted earnings per share for our second fiscal quarter were $0.23, which includes the adverse impact of approximately $0.12 related to the bad debt expense for Elpida and costs associated with our leveraged recapitalization with a special cash dividend.  Diluted earnings per share decreased from $0.55 reported in the second quarter of fiscal 2011 and from $0.45 reported in the previous fiscal quarter.  The decrease in diluted earnings per share from the second quarter of fiscal 2011 was primarily due to the increased bad debt expense and the softness in industry demand.  The decrease in diluted earnings per share from the prior fiscal quarter was primarily due to the bad debt expense and seasonal weakness in demand, partially offset by lower costs related to our leveraged recapitalization with a special cash dividend.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011.  We believe there have been no material changes in our critical accounting policies and estimates during the first six months of fiscal 2012, except for the proportional adjustment to equity made in conjunction with our leveraged recapitalization, as discussed in Note 11 of the Notes to the Consolidated Financial Statements.  See Note 17 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012, VERSUS THREE MONTHS ENDED MARCH 31, 2011

REVENUE

Revenue was $99.2 million for the three months ended March 31, 2012, which represented a 9.5%, or $10.4 million, decrease from the three months ended March 31, 2011.  The decrease in revenue was driven by a $12.8 million decrease in sales volume and a $0.8 million revenue decrease due to a lower weighted-average selling price of our CMP consumables.  These decreases were partially offset by a $2.8 million increase in revenue due to a higher-priced product mix and a $0.5 million increase due to the effect of foreign exchange rate changes.  We believe the decrease in revenue reflects softness of demand in the semiconductor industry combined with traditional seasonal softness that we periodically experience during the second quarter of our fiscal year.  We experienced demand decreases across all product lines, except our polishing pads business, compared to the same period last year.

COST OF GOODS SOLD

Total cost of goods sold was $53.4 million for the three months ended March 31, 2012, which represented a decrease of 6.1%, or $3.5 million, from the three months ended March 31, 2011.  The decrease in cost of goods sold was primarily due to $6.7 million from decreased sales volume, a $1.3 million decrease due to certain production variances, and a $0.5 million decrease due to lower freight and packaging costs.  These decreases in cost of goods sold were partially offset by a $3.5 million increase due to a higher-cost product mix, a $0.8 million increase due to higher fixed manufacturing costs, and a $0.6 million increase due to the effect of foreign exchange rate changes.

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

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties.  Future arrangements may result in costs which are different from those in the existing agreements.  In addition, a number of factors could impact the future cost of raw materials, packaging, freight and labor.  We also expect to continue to invest in our supply chain to improve product quality, reduce variability and improve our manufacturing product yields.

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.1% for the three months ended March 31, 2012, as compared to 48.1% for the three months ended March 31, 2011.  The decrease in gross profit as a percentage of revenue was primarily due to the decreased production volume we experienced in fiscal 2012 based on the lower demand for our products, higher fixed manufacturing costs and selective price decreases. These variances were partially offset by lower overall variable manufacturing costs.  We continue to expect our gross profit percentage for full year fiscal 2012 to be in the range of 46% to 48%.

index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $14.1 million for the three months ended March 31, 2012, which represented a decrease of 5.7%, or $0.8 million, from the three months ended March 31, 2011.  The decrease was primarily due to $1.3 million in lower staffing-related costs, including costs related to our annual incentive bonus program, partially offset by increases in expenses for clean room materials, and equipment-related expenses.

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

SELLING AND MARKETING

Selling and marketing expenses were $7.4 million for the three months ended March 31, 2012, which represented an increase of 9.5%, or $0.6 million, from the three months ended March 31, 2011.  The increase was primarily due to $0.4 million in higher staffing-related costs and $0.2 million in higher travel-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $15.2 million for the three months ended March 31, 2012, which represented an increase of 31.2%, or $3.6 million, from the three months ended March 31, 2011.  The increase was primarily due to $3.7 million in higher bad debt expense, as discussed above in the Overview section of this MD&A, partially offset by $0.2 million in lower staffing-related costs, including costs associated with our annual incentive bonus program.

INTEREST EXPENSE

Interest expense was $0.4 million for the three months ended March 31, 2012, which represented an increase of $0.3 million from the three months ended March 31, 2011.  The increase was due to interest expense recorded on the Term Loan discussed in the Overview section of this MD&A and in Note 8 of the Notes to the Consolidated Financial Statements.

OTHER INCOME (EXPENSE), NET

Other income was $0.1 million for the three months ended March 31, 2012 compared to $0.7 million during the three months ended March 31, 2011.  The decrease in other income was primarily due to the absence of a $0.3 million development grant received in Singapore during the second quarter of fiscal 2011, and $0.2 million of foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements.

index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 37.5% for the three months ended March 31, 2012 compared to a 34.9% effective income tax rate for the three months ended March 31, 2011.  The increase in the effective tax rate during the second quarter of fiscal 2012 was primarily due to decreased income in certain foreign subsidiaries where we have elected to permanently reinvest the earnings, which are taxed at lower rates than in the U.S., and the expiration of the U.S. research and experimentation tax credit effective December 31, 2011.  These increases were partially offset by the absence of $0.7 million in income tax expense recorded in the second quarter of fiscal 2011 related to executive compensation in fiscal 2008 through 2010.

NET INCOME

Net income was $5.5 million for the three months ended March 31, 2012 which represented a decrease of 57.8%, or $7.6 million, from the three months ended March 31, 2011.  The decrease was primarily due to decreased sales volume, a lower gross profit percentage, the bad debt expense recorded related to a customer bankruptcy filing described above, and the increase in our effective tax rate.

SIX MONTHS ENDED MARCH 31, 2012, VERSUS SIX MONTHS ENDED MARCH 31, 2011

REVENUE

Revenue was $201.4 million for the six months ended March 31, 2012, which represented a 10.1%, or $22.5 million, decrease from the six months ended March 31, 2011.  The decrease in revenue was driven by a $26.0 million decrease in sales volume and a $3.0 million revenue decrease due to a lower weighted-average selling price of our CMP consumables.  These decreases were partially offset by a $5.2 million increase in revenue due to a higher-priced product mix and a $1.3 million increase due to the effect of foreign exchange rate changes.  We believe the decrease in revenue reflects softness of demand in the semiconductor industry as we experienced demand decreases across all product lines on a year-to-date basis, compared to the same period last year.

COST OF GOODS SOLD

Total cost of goods sold was $106.3 million for the six months ended March 31, 2012, which represented a decrease of 6.5%, or $7.4 million, from the six months ended March 31, 2011.  The decrease in cost of goods sold was primarily due to $13.2 million from decreased sales volume and a $4.0 million decrease due to certain production variances.  These decreases in cost of goods sold were partially offset by a $5.6 million increase due to a higher-cost product mix, a $1.7 million increase due to higher fixed manufacturing costs, a $1.6 million increase due to the effect of foreign exchange rate changes, a $0.5 million increase due to lower capacity utilization, and a $0.4 million increase in product sample costs.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.2% for the six months ended March 31, 2012, as compared to 49.2% for the six months ended March 31, 2011.  The decrease in gross profit as a percentage of revenue was primarily due to the decreased production volume in the first six months of fiscal 2012 based on the reduced demand for our products, selective price decreases and higher fixed manufacturing costs, partially offset by lower overall variable manufacturing costs.  Our year-to-date gross profit percentage of 47.2% is within our full year fiscal 2012 guidance range of 46% to 48%.

index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $27.8 million for the six months ended March 31, 2012, which represented a decrease of 3.3%, or $0.9 million, from the six months ended March 31, 2011.  The decrease was primarily due to $2.0 million in lower staffing-related costs, including costs related to our annual incentive bonus program, partially offset by $0.6 million in higher expenses for clean room materials and $0.2 million in higher equipment-related expenses.

SELLING AND MARKETING

Selling and marketing expenses were $14.8 million for the six months ended March 31, 2012, which represented an increase of 3.5%, or $0.5 million, from the six months ended March 31, 2012.  The increase was primarily due to increases in staffing-related costs, travel-related costs and other miscellaneous expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $28.1 million for the six months ended March 31, 2012, which represented an increase of 20.8%, or $4.8 million, from the six months ended March 31, 2011.  The increase was primarily due to $3.7 million in higher bad debt expense related to a customer bankruptcy filing, as discussed above in the Overview section of this MD&A, and $2.4 million in higher professional fees, including fees associated with our leveraged recapitalization with a special cash dividend, partially offset by $1.6 million in lower staffing-related costs, including costs associated with our annual incentive bonus program.  Although we have incurred significant expenses related to the bad debt expense described above, and our leveraged recapitalization with a special cash dividend, we continue to expect our total operating expenses will be within the annual guidance stated in the Overview section of this MD&A.

INTEREST EXPENSE

Interest expense was $0.4 million for the six months ended March 31, 2012, which represented an increase of $0.3 million from the six months ended March 31. 2011.  The increase was due to interest expense recorded on the Term Loan discussed in the Overview section of this MD&A and in Note 8 of the Notes to the Consolidated Financial Statements.  We expect to incur approximately $2.3 million of interest expense related to the Term Loan in fiscal 2012.

OTHER INCOME (EXPENSE), NET

Other income was $0.2 million for the six months ended March 31, 2012 compared to other expense of $0.2 million during the six months ended March 31, 2011.  The increase in other income was primarily due to foreign exchange effects on revenues and expenses, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements, partially offset by the absence of a $0.3 million development grant received in Singapore during the second quarter of fiscal 2011.

index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 34.1% for the six months ended March 31, 2012 compared to a 32.1% effective income tax rate for the six months ended March 31, 2011.  The increase in the effective tax rate during the first six months of fiscal 2012 was primarily due to decreased income in certain foreign subsidiaries where we have elected to permanently reinvest the earnings, which are taxed at lower rates than in the U.S., and the expiration of the U.S. research and experimentation tax credit effective December 31, 2011.  These increases were partially offset by the absence of $0.7 million in income tax expense recorded in the second quarter of fiscal 2011 related to executive compensation in fiscal 2008 through 2010 and the absence of a $0.5 million reversal of a deferred tax asset related to certain share-based compensation expense recorded in the first quarter of fiscal 2011.

NET INCOME

Net income was $15.9 million for the six months ended March 31, 2012 which represented a decrease of 46.1%, or $13.6 million, from the six months ended March 31, 2011.  The decrease was primarily due to decreased sales volume, a lower gross profit percentage, increased administrative costs for bad debt expense, related to a customer bankruptcy filing described above, and the leveraged recapitalization with a special cash dividend and the increase in our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in the “Overview” section of this MD&A, we completed a leveraged recapitalization during the quarter ended March 31, 2012.  In conjunction with this recapitalization, we declared and paid a special cash dividend of $15 per share, or $347.1 million in aggregate, during our second fiscal quarter of 2012.  We funded the dividend with $175.0 from the Term Loan and $172.1 million of existing Company cash balances.

We generated $21.3 million in cash flows from operating activities in the first six months of fiscal 2012, compared to $27.3 million in cash from operating activities in the first six months of fiscal 2011.  Our cash flows provided by operating activities in the first six months of fiscal 2012 originated from $15.9 million in net income, $22.2 million in non-cash items and a $16.8 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flows from operating activities compared to the first six months of fiscal 2011 was primarily due to decreased net income in fiscal 2012, partially offset by the increase in bad debt expense, which is a non-cash expense, and changes in the timing and magnitude of income tax payments.

In the first six months of fiscal 2012, cash flows used in investing activities were $11.6 million for purchases of property, plant and equipment, including payments to complete our manufacturing facility in South Korea, which we opened in fiscal 2011.  In the first six months of fiscal 2011, cash flows used in investing activities were $9.7 million for purchases of property, plant and equipment.  We estimate our total capital expenditures in fiscal 2012 will be between $25.0 million and $30.0 million.

In the first six months of fiscal 2012, cash flows used in financing activities were $157.0 million.  We used $347.1 to fund the special cash dividend described above, $13.0 million to repurchase common stock under our share repurchase program and $1.5 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under the EIP and OIP.  We received $175.0 million from the drawdown of our Term Loan, $29.0 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to our employees under our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010 (ESPP), and we received $0.6 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.  In the first six months of fiscal 2011, cash flows generated by financing activities were $5.7 million.  We received $31.8 million from the issuance of common stock related to the exercise of stock options granted under our EIP and our ESPP, and we received $0.9 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.  These cash inflows were partially offset by $25.0 million in repurchases of common stock under our share repurchase program, $1.4 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under the EIP, and $0.6 million in principal payments under capital lease obligations.

index

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  We repurchased 564,568 shares for $25.0 million during the first six months of fiscal 2011 under this program, which was completed during the fiscal quarter ended March 31, 2011.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  We repurchased 321,000 shares for $13.0 million during the first six months of fiscal 2012 under this new program.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our new capital management initiative, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  With this increased authorization, as of March 31, 2012, the entire $150.0 million remains outstanding under our revised share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share purchases under these programs from our available cash balance.

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the “Credit Facilities”.  The Credit Agreement provides us an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  The Term Loan was drawn on February 27, 2012 and the Revolving Credit Facility remains undrawn.  In connection with the Credit Agreement, we simultaneously terminated our previously existing $50.0 million unsecured revolving credit facility.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us, beginning with the quarter ended June 30, 2012, to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio.  The Credit Agreement also contains customary affirmative covenants and events of default.  We are not aware of noncompliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.

As of March 31, 2012, we had $155.1 million of cash and cash equivalents, $26.7 million of which was held at foreign subsidiaries in Singapore and Taiwan where we have made a current election to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowing capacity under our new Credit Facility will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities and share repurchases for the foreseeable future.  However, we plan to further expand our business; therefore, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2012, and September 30, 2011, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$175.0	$8.7	$21.9	$144.4	$-
Interest expense and fees on long-term debt	15.4	4.0	6.7	4.7	-
Purchase obligations	26.8	24.2	1.8	0.3	0.5
Operating leases	9.2	3.1	3.3	1.9	0.9
Other long-term liabilities	6.7	-	-	-	6.7
Total contractual obligations	$233.1	$40.0	$33.7	$151.3	$8.1

We operate under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, under which we are generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  This agreement was amended in April 2008 to extend the termination date to December 2012 and to change the pricing and some other non-material terms of the agreement.  We currently anticipate we will not have to pay any shortfall under this agreement.  We previously operated under a fumed alumina supply agreement with Cabot Corporation, which expired in December 2011, under which we were obligated to pay certain fixed, capital and variable costs.  Purchase obligations include an aggregate amount of $6.9 million of contractual commitments for fumed silica.

Interest payments on long-term, variable rate debt reflect LIBOR rates in effect at March 31, 2012.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding our long-term debt.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen and the New Taiwan dollar.  As noted in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, the negative effects of foreign exchange rate changes, primarily related to the Japanese yen, accounted for a significant decrease in our full fiscal year 2011 gross profit percentage compared to full fiscal year 2010.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  During the six months ended March 31, 2012, we recorded $0.4 million in currency translation losses, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities transacted in foreign currencies based on the general fluctuations of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.  Approximately 14% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is limited.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

index

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

There was a significant weakening of the U.S. dollar against the Japanese yen during our fiscal years 2010 and 2011, which had some negative impact on our results of operations.  We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of March 31, 2012, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At March 31, 2012, we have $175.0 million in long-term debt at variable interest rates.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.4 million per fiscal quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At March 31, 2012, we owned two auction rate securities (ARS) with a total estimated fair value of $8.0 million ($8.2 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 6 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Other than the incurrence of $175.0 million of long-term debt as described below and elsewhere in this Quarterly Report on Form 10-Q, we do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  For example, following approximately two years of significant growth in the semiconductor industry, we began to see some softening of demand in the industry in the second half of fiscal 2011, which continued through the first half of our fiscal 2012.  Some industry analysts continue to predict that demand will strengthen beginning in the second half of our fiscal year.  Our business has experienced historical seasonal trends as evidenced by a decrease in our revenue in the second quarter of fiscal 2012 from the revenue recorded in the first quarter of 2012.  In addition, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy experiences renewed weakness and/or the semiconductor industry weakens, whether in general or as a result of specific factors, such as the current European sovereign debt crisis, the March 2011 natural disasters in Japan, or the November 2011 flooding in Thailand, that have affected the semiconductor, data storage and information technology industries in the last year, we could experience material adverse impacts on our results of operations and financial condition.

Adverse global economic and industry conditions may have other negative effects on our Company.  For instance, we may experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, as evidenced by the $3.7 million bad debt expense we recorded in March 2012, related to a customer bankruptcy filing in Japan in the second quarter of fiscal 2012, or our production process may be harmed if our suppliers cannot fulfill their obligations to us.  We may also have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

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

During the six months ended March 31, 2012 and 2011, our five largest customers accounted for approximately 47% of our revenue.  During the six months ended March 31, 2012, Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung were our largest customers accounting for approximately 17% and 13%, respectively, of our revenue.  During the six months ended March 31, 2011, TSMC and United Microelectronics Corporation (UMC) accounted for approximately 17% and 10%, respectively, of our revenue.  During full fiscal year 2011, our five largest customers accounted for approximately 47% of our revenue, with TSMC and Samsung accounting for approximately 17% and 10%, respectively.

WE DECREASED OUR CASH BALANCE SIGNIFICANTLY AND INCURRED A SUBSTANTIAL AMOUNT OF INDEBTEDNESS IN CONJUNCTION WITH OUR LEVERAGED RECAPITALIZATION WITH A SPECIAL CASH DIVIDEND, WHICH MAY ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO EXPAND OUR BUSINESS, AND WE MAY BE UNABLE TO COMPLY WITH DEBT COVENANTS OR SECURE ADDITIONAL FINANCING, IF NECESSARY OR DESIRED, ON TERMS ACCEPTABLE TO OUR COMPANY

As we discussed in Part I, Item 2 of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 8 of the Notes to the Consolidated Financial Statements, our Board of Directors determined to pursue a new capital management initiative for our Company, which included an increase in the amount available under our existing share repurchase program and a leveraged recapitalization with a special cash dividend of approximately $347.1 million in aggregate, which we paid in March 2012 by using approximately $172.1 million from our existing cash balance and $175.0 million from a new five-year term loan that is part of the credit facility we finalized in February 2012.

index

The accompanying reduction in our cash balance may reduce our flexibility to operate our business as we have in the past, including limiting our ability to invest in organic growth of our Company, pursue acquisitions, and repurchase our stock.  In addition, the new indebtedness may adversely affect our future cash flow and our ability to pursue our core strategies of strengthening and growing our business, because the incurrence of debt will require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures, share repurchases, merger and acquisition activities, and other general corporate purposes.  The credit facility contains restrictive covenants that impose operating and financial restrictions, including restrictions on our ability to engage in activities and initiatives that we otherwise might decide to pursue.  These covenants include, among other things, restrictions on our ability to incur additional debt, engage in certain transactions, and pay additional dividends or make other distributions to our stockholders.  The incurrence of debt pursuant to the new credit facility also requires us to incur interest expense charges and other debt related fees that could adversely affect our financial condition and cash flows.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP SUPERIOR SLURRY PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from other CMP slurry manufacturers could seriously harm our business and results of operations.  Competition from other providers of CMP consumables could continue to increase, and opportunities exist for other companies to emerge as potential competitors by developing their own CMP consumables products.  Increased competition has and may continue to impact the prices we are able to charge for our CMP consumables products as well as our overall business.  In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86% of our revenue was generated by sales to customers outside of the United States for the six months ended March 31, 2012 and full fiscal year ended September 30, 2011.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also encounter the risks that we may not be able to repatriate the earnings from certain of our foreign operations, derive the anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

We owned auction rate securities (ARS) with an estimated fair value of $8.0 million ($8.2 million par value) at March 31, 2012, which were classified as other long-term assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not lessen, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2012	-	-	-	$150,000
Feb. 1 through Feb. 29, 2012	-	-	-	$150,000
Mar. 1 through Mar. 31, 2012	1,389	$35.40	-	$150,000
Total	1,389	$35.40	-	$150,000

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our new capital management initiative, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  We did not repurchase any shares under this authorization during the fiscal quarter ended March 31, 2012.  With this increased authorization, as of March 31, 2012, the entire $150.0 million remains outstanding under our revised share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share purchases under these programs from our available cash balance.

Separate from this share repurchase program, a total of 1,389 shares were purchased during the second quarter of fiscal 2012 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients and to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.60
Credit Agreement dated February 13, 2012 among Cabot Microelectronics Corporation, as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent.

10.61
Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on January 20, 2012).

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

CABOT MICROELECTRONICS CORPORATION

Date: May 9, 2012	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 9, 2012	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]