Form 10-Q
period 2012-06-30
CABOT MICROELECTRONICS CORP
filed 2012-08-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JUNE 30, 2012

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

As of July 31, 2012, the Company had 23,318,215 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$115,678	$111,846	$317,036	$335,711

Cost of goods sold	60,462	58,821	166,747	172,522

Gross profit	55,216	53,025	150,289	163,189

Operating expenses:
Research, development and technical	15,415	14,573	43,241	43,348
Selling and marketing	7,458	7,785	22,228	22,056
General and administrative	10,695	11,008	38,773	34,251
Total operating expenses	33,568	33,366	104,242	99,655

Operating income	21,648	19,659	46,047	63,534

Interest expense	955	30	1,348	111

Other income (expense), net	(864)	(281)	(663)	(489)
Income before income taxes	19,829	19,348	44,036	62,934

Provision for income taxes	6,587	6,559	14,849	20,561

Net income	$13,242	$12,789	$29,187	$42,373

Basic earnings per share	$0.57	$0.55	$1.28	$1.85

Weighted average basic shares outstanding	23,120	23,119	22,778	22,931

Diluted earnings per share	$0.55	$0.54	$1.24	$1.80

Weighted average diluted shares outstanding	23,939	23,797	23,547	23,525

Dividends per share	$-	$-	$15.00	$-

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$166,896	$302,546
Accounts receivable, less allowance for doubtful accounts of $5,012 at June 30, 2012, and $1,090 at September 30, 2011	57,428	52,747
Inventories	58,795	56,128
Prepaid expenses and other current assets	11,160	14,735
Deferred income taxes	5,651	4,249
Total current assets	299,930	430,405

Property, plant and equipment, net	124,012	130,791
Goodwill	43,693	41,148
Other intangible assets, net	12,848	14,651
Deferred income taxes	2,805	862
Other long-term assets	12,452	10,372
Total assets	$495,740	$628,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,699	$22,436
Accrued expenses and other current liabilities	26,476	33,104
Current portion of long-term debt	10,938	-
Capital lease obligations	4	10
Total current liabilities	55,117	55,550

Long-term debt, net of current portion	164,062	-
Capital lease obligations, net of current portion	20	2
Other long-term liabilities	6,933	6,323
Total liabilities	226,132	61,875

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 28,652,833 shares at June 30, 2012, and 27,652,336 shares at September 30, 2011	29	28
Capital in excess of par value of common stock	320,793	278,360
Retained earnings	117,802	435,429
Accumulated other comprehensive income	27,111	24,127
Treasury stock at cost, 5,373,623 shares at June 30, 2012, and 4,715,577 shares at September 30, 2011	(196,127)	(171,590)
Total stockholders’ equity	269,608	566,354

Total liabilities and stockholders’ equity	$495,740	$628,229

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$29,187	$42,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,583	17,968
Provision for doubtful accounts	3,876	11
Share-based compensation expense	10,381	9,921
Deferred income tax expense (benefit)	(2,268)	8,713
Non-cash foreign exchange (gain) loss	1,495	(459)
Loss on disposal of property, plant and equipment	225	38
Impairment of property, plant and equipment	893	-
Other	(181)	(1,075)
Changes in operating assets and liabilities:
Accounts receivable	(9,292)	1,515
Inventories	(3,142)	(1,899)
Prepaid expenses and other assets	1,692	(10,264)
Accounts payable	(113)	(3,898)
Accrued expenses, income taxes payable and other liabilities	(6,214)	(3,298)
Net cash provided by operating activities	44,122	59,646

Cash flows from investing activities:
Additions to property, plant and equipment	(14,263)	(18,369)
Proceeds from the sale of investments	50	25
Proceeds from sales of property, plant and equipment	8	1
Net cash used in investing activities	(14,205)	(18,343)

Cash flows from financing activities:
Dividends paid	(347,140)	-
Issuance of long-term debt	175,000	-
Repurchases of common stock	(24,537)	(41,387)
Net proceeds from issuance of stock	30,487	37,224
Tax benefits associated with share-based compensation expense	621	967
Principal payments under capital lease obligations	(8)	(964)
Net cash provided by (used in) financing activities	(165,577)	(4,160)

Effect of exchange rate changes on cash	10	1,632
Increase (decrease) in cash and cash equivalents	(135,650)	38,775
Cash and cash equivalents at beginning of period	302,546	254,164
Cash and cash equivalents at end of period	$166,896	$292,939

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,487	$5,331
Issuance of restricted stock	6,374	6,693
Assets acquired under capital lease	20	-

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of June 30, 2012, cash flows for the nine months ended June 30, 2012, and June 30, 2011, and results of operations for the three and nine months ended June 30, 2012, and June 30, 2011.  The results of operations for the three and nine months ended June 30, 2012 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2012.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ annual report on Form 10-K for the fiscal year ended September 30, 2011.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of June 30, 2012.  Reclassifications of prior period amounts have been made to separate interest expense from other income (expense) to conform to the current period presentation.

Results of Operations

The results of operations for the three and nine months ended June 30, 2012 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  These adjustments included the correction of historical tax accounting related to the acquisition of Epoch Material Co., Ltd. (Epoch) in fiscal 2009 and the correction of prior period remeasurement of certain foreign cash balances into their functional currency amounts.  The correction of tax accounting related to the Epoch acquisition resulted in additional income tax expense of $172 in the Consolidated Statement of Income and adjustments to the Consolidated Balance Sheet including: an increase of $2,172 of cumulative translation adjustment within accumulated other comprehensive income; an increase in goodwill of $1,712; and a decrease of $288 in deferred tax liabilities.  The correction of the historical remeasurement of certain foreign cash balances resulted in $333 of additional expense ($222, net of tax) included in other income (Expense) on the Consolidated Statement of Income.  Collectively, these adjustments reduced net income for the third quarter and the first nine months of fiscal 2012 by $394 and diluted earnings per share by approximately $0.02.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

With respect to the comparative periods in fiscal 2011, as noted in our Form 10-Q for the fiscal quarter ended June 30, 2011, the results of operations for the three and nine months ended June 30, 2011 included certain adjustments to correct prior period amounts, which we determined to be immaterial to those periods and the prior periods to which they related.  Collectively, these adjustments reduced net income for the first nine months of fiscal 2011 by $2,381 and diluted earnings per share by approximately $0.10.  An adjustment in the second quarter of fiscal 2011 reduced net income for the quarter by $671 and diluted earnings per share by approximately $0.03.  This adjustment related to income tax expense recorded for executive compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded.  Adjustments in the first quarter of fiscal 2011 related to: (1) $1,474 ($1,014, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive bonus program (AIP); (2) the reversal of a $497 deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; and (3) our under accrual of $290 ($199, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP.

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

The following table presents assets that we measured at fair value on a recurring basis at June 30, 2012 and September 30, 2011.  As permitted under the relevant standards, we have chosen to not measure any of our liabilities at fair value as we believe our current liabilities approximate their fair value due to their short-term, highly liquid characteristics and our long-term debt approximates its fair value as it bears a floating market rate of interest.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

June 30, 2012	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$166,896	$-	$-	$166,896
Auction rate securities (ARS)	-	-	7,991	7,991
Other long-term investments	1,020	-	-	1,020
Total	$167,916	$-	$7,991	$175,907

September 30, 2011	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$302,546	$-	$-	$302,546
Auction rate securities (ARS)	-	-	8,041	8,041
Other long-term investments	827	-	-	827
Total	$303,373	$-	$8,041	$311,414

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP has been deemed a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,020 in the third quarter of fiscal 2012 to reflect its fair value as of June 30, 2012.

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at June 30, 2012.  Our ARS investments at June 30, 2012 consisted of two tax exempt municipal debt securities with a total par value of $8,225.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AA- by Standard and Poors.

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

Balance as of October 1, 2011	$8,041
Net sales of ARS	(50)
Balance as of June 30, 2012	$7,991

Based on our fair value assessment, we determined that one ARS continues to be impaired as of June 30, 2012.  This security has a fair value of $3,041 (par value $3,275).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we previously recorded.  We believe that this ARS is not permanently impaired because in the event of default by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, we successfully monetized at par value $50 of this security during the quarter ended March 31, 2012, and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of June 30, 2012.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered these developments, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  See Note 6 for more information on these investments.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

3. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances for doubtful accounts, was $57,428 as of June 30, 2012 and $52,747 as of September 30, 2011.  The increase was primarily due to the increase in revenue recorded in the third quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, partially offset by an increase in the allowance for doubtful accounts.  The increase in the allowance for doubtful accounts was primarily related to $3,727 in bad debt expense recorded in the second quarter of fiscal 2012 for Elpida Memory, Inc. (Elpida), a significant customer in Japan that filed for bankruptcy protection in February 2012.  Amounts charged to expense are recorded in general and administrative expenses.  Elpida owed the Company $3,727 in accounts receivable for shipments made prior to its bankruptcy filing.  To our understanding, Elpida’s bankruptcy plan has not been approved, and collection of any or all of this balance remains uncertain. Consequently, we have maintained a reserve for the entire balance.  Elpida has been paying the Company on a current basis for all shipments made subsequent to its bankruptcy filing.  The Elpida receivable is denominated in Japanese yen, so it is subject to foreign exchange fluctuations which are included in the table below under the deductions and adjustments.  Our allowance for doubtful accounts changed during the nine months ended June 30, 2012 as follows:

Balance as of September 30, 2011	$1,090
Amounts charged to expense	3,876
Deductions and adjustments	46
Balance as of June 30, 2012	$5,012

4. INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2012	2011

Raw materials	$29,145	$26,217
Work in process	4,799	4,964
Finished goods	24,851	24,947
Total	$58,795	$56,128

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $43,693 as of June 30, 2012, and $41,148 as of September 30, 2011.  The increase in goodwill was due to a $1,712 correction of prior period accounting, discussed in Note 1, related to the calculation of foreign deferred tax liabilities associated with our fiscal 2009 acquisition of Epoch, and to $833 in foreign exchange fluctuations of the New Taiwan dollar.

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

We completed our annual impairment test during our fourth quarter of fiscal 2011 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended June 30, 2012, so it was not necessary to perform an impairment review for goodwill and indefinite lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill of any of our reporting units.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The components of other intangible assets are as follows:

	June 30, 2012		September 30, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,337	$4,636	$8,266	$3,890
Acquired patents and licenses	8,115	6,679	8,115	6,446
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,406	5,885	12,154	4,738

Total other intangible assets subject to amortization	31,408	19,750	31,085	17,624

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,598	$19,750	$32,275	$17,624

*       Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $679 and $2,023 for the three and nine months ended June 30, 2012, respectively.  Amortization expense on our other intangible assets was $688 and $2,032 for the three and nine months ended June 30, 2011, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2012	$ 642
2013	2,499
2014	2,456
2015	2,415
2016	1,998

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30,	September 30,
	2012	2011

Auction rate securities	$7,991	$8,041
Other long-term assets	3,441	1,504
Other long-term investments	1,020	827
Total	$12,452	$10,372

As discussed in Note 2 of this Form 10-Q, our two ARS that we owned as of June 30, 2012 are classified as long-term investments.  The securities are credit enhanced with bond insurance to an AA- credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we had first recognized in fiscal 2008.  We continue to believe this decline in fair value is temporary based on: (1) the nature of the underlying debt; (2) the presence of bond insurance; (3) the fact that all interest payments have been received; (4) our successful monetization of $50 of this security during the quarter ended March 31, 2012; and (5) our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity.

The increase in other long-term assets was primarily due to prepaid debt costs incurred as a result of the completion of our new credit agreement, discussed in Note 8 of this Form 10-Q.  The prepaid debt costs are being amortized on a straight-line basis over five years and the amortization expense is recorded in other income (expense) on the Consolidated Statement of Income.  As discussed in Note 2 of this Form 10-Q, we maintain a long-term asset and a corresponding long-term liability of $1,020 representing the fair value of our SERP investments as of June 30, 2012.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	September 30,
	2012	2011

Accrued compensation	$15,843	$23,922
Goods and services received, not yet invoiced	3,104	3,457
Deferred revenue and customer advances	3,096	2,420
Warranty accrual	375	384
Taxes, other than income taxes	1,071	808
Other	2,987	2,113
Total	$26,476	$33,104

The decrease in accrued compensation was primarily due to the payment of our AIP earned in fiscal 2011, partially offset by three quarters of accrual under our AIP related to fiscal 2012.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

8. DEBT

On February 13, 2012, we entered into a credit agreement (the “Credit Agreement”) among the Company, as Borrower, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and Wells Fargo Bank, N.A. as documentation agent.  The Credit Agreement provided us with a $175,000 term loan (the “Term Loan”), which we drew on February 27, 2012 to fund approximately half of the special cash dividend we paid to our stockholders on March 1, 2012, and a $100,000 revolving credit facility (the “Revolving Credit Facility”), which remains undrawn, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and the Revolving Credit Facility are referred to as the “Credit Facilities.”  The Credit Agreement provides for an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75,000.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  In connection with the Credit Agreement, the Company simultaneously terminated its previously existing $50,000 unsecured revolving credit facility, which had no outstanding balance at the time of termination.

Borrowings under the Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the “Applicable Rate” (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the “Base Rate”, which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The initial Applicable Rate for borrowings under the Credit Facilities was 1.75% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans will bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we will pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% to 0.35%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in customary arrangement fees, upfront fees and administration fees, of which $543 and $1,931 remains in prepaid expenses and other current assets and other long-term assets, respectively, on our Consolidated Balance Sheet as of June 30, 2012.  We must also pay letter of credit fees as necessary.  We may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary “breakage” fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by each of our existing and future direct and indirect domestic subsidiaries (the “Guarantors”).  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and its domestic subsidiaries.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us, beginning with the quarter ended June 30, 2012, to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through June 30, 2013 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  As of June 30, 2012, our consolidated leverage ratio was 1.69 to 1.00 and our consolidated fixed charge coverage ratio was 19.95 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

At June 30, 2012, we believe the fair value of the Term Loan approximates its carrying value of $175,000 as the loan bears a floating market rate of interest.  As of June 30, 2012, $10,938 of the debt outstanding is classified as short-term.

As of June 30, 2012, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2012	$ 2,188
2013	10,937
2014	10,938
2015	15,312
2016	21,875
2017	113,750
Total	175,000

9. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At June 30, 2012, we had one forward foreign exchange contract to sell Japanese yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet, which was determined using Level 1 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2012	Fair Value at September 30, 2011	Fair Value at June 30, 2012	Fair Value at September 30, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$7	$48	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$-	$-

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three and nine months ended June 30, 2012:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Nine Months Ended
	Statement of Income Location	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(184)	$(186)	$284	$(248)

10. CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, from 2007 to 2011, we were involved in a legal action in the United States against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, regarding whether certain specific formulations of its slurry products used for tungsten CMP infringe certain CMP slurry patents that we own, and the validity of those and other of our patents.  All of the Cabot Microelectronics Corporation patents at issue in the case were found valid, but the specific products at issue were found to not infringe the asserted claims of these patents.

Refer to Note 17 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first nine months of fiscal 2012 as follows:

Balance as of September 30, 2011	$384
Reserve for product warranty during the reporting period	643
Settlement of warranty	(652)
Balance as of June 30, 2012	$375

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. SHARE-BASED COMPENSATION PLANS
We historically have issued share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP), and, pursuant to our EIP, our Directors’ Deferred Compensation Plan, as amended September 23, 2008 and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011.  In March 2012, our stockholders approved our new 2012 Omnibus Incentive Plan (OIP).  All share-based awards granted as of March 6, 2012 are being made from the OIP, and the EIP is no longer available for any awards.  For additional information regarding the OIP, refer to our Definitive Proxy Statement filed with the SEC on January 20, 2012, which is incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (Proxy Statement).

On March 2, 2012, we completed a leveraged recapitalization pursuant to which we paid a special cash dividend of $15 per share to our stockholders.  In conjunction with this recapitalization, the EIP required us to proportionally adjust the stock options and restricted stock units outstanding on the dividend payment date (March 1, 2012) to preserve the value of such awards as a result of the special cash dividend.  As required by the EIP, the exercise prices and the number of outstanding non-qualified stock options (NQSOs) were adjusted to reflect the special cash dividend.  The exercise prices of outstanding NQSOs were reduced by multiplying them by a factor of 0.68933, representing the ratio of the official opening price of our common stock on the NASDAQ stock market of $35.79 on March 2, the ex-dividend date, to the official closing price of our common stock on the NASDAQ stock market of $51.92 on March 1, which was the last trading day immediately prior to the ex-dividend date.  The number of outstanding NQSOs was increased by multiplying the number by a factor of 1.45068, representing the ratio of the official NASDAQ closing price of $51.92 on the dividend payment date to the official NASDAQ opening price of $35.79 on the ex-dividend date.  This adjustment did not result in additional share-based compensation expense in the period as the fair value of the outstanding NQSOs immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution.  A summary of stock option activity as of June 30, 2012 and changes during fiscal 2012 are presented below:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at September 30, 2011	3,950,537	$39.52
Granted	477,444	39.57
Exercised	(803,892)	36.15
Forfeited or canceled	(88,982)	37.60
Mandatory proportional adjustment due to recapitalization	1,780,394	-
Outstanding at June 30, 2012	5,315,501	$26.83

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Similarly, the EIP required that we adjust the number of outstanding restricted stock units (RSUs) as a result of the special cash dividend.  The number of outstanding RSUs was increased by multiplying the number by a factor of 1.45068, representing the ratio of the official NASDAQ closing price of $51.92 on the dividend payment date to the official NASDAQ opening price of $35.79 on the ex-dividend date.  This adjustment did not result in additional share-based compensation expense in the period as the fair value of the outstanding RSUs immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution.  A summary of the status of the restricted stock awards and restricted stock unit awards outstanding as of June 30, 2012, and changes during fiscal 2012, are presented below:

	Restricted	Weighted
	Stock	Average
	Awards and	Grant Date
	Units	Fair Value

Nonvested at September 30, 2011	369,681	$34.29
Granted	164,170	39.77
Vested	(166,457)	34.63
Forfeited	(8,219)	31.91
Mandatory proportional adjustment due to recapitalization	37,674	-
Nonvested at June 30, 2012	396,849	$34.10

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

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards under our EIP and OIP and employee stock purchases pursuant to our Employee Stock Purchase Plan (ESPP).  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes model to estimate the grant date fair value of our stock options and employee stock purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  Prior to fiscal 2012, we calculated the expected term of our stock options using the simplified method, due to our limited amount of historical option exercise data, and we added a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  We experienced a significant increase in the volume of stock option exercises in fiscal 2011.  Consequently, we used this exercise data, as well as historical exercise data, to calculate the expected term of our stock options granted in the first nine months of fiscal 2012, rather than using the simplified method, and we continued to add a slight premium for employees who meet the definition of retirement eligible under their grant terms.  The expected term we calculated using option exercise history was within 1% of the expected term calculated under the simplified method.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

Share-based compensation expense for the three and nine months ended June 30, 2012, and 2011, was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Cost of goods sold	$407	$307	$1,154	$920
Research, development and technical	284	250	829	804
Selling and marketing	311	274	1,080	854
General and administrative	1,960	1,892	7,318	7,343
Total share-based compensation expense	2,962	2,723	10,381	9,921
Tax benefit	874	969	3,230	3,521
Total share-based compensation expense, net of tax	$2,088	$1,754	$7,151	$6,400

Our non-employee directors received annual equity awards in March 2012 at the time of our Annual Meeting of Stockholders, and a new non-employee director received an initial and annual equity award in June 2012, pursuant to the OIP.  The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company’s bylaws.  Five of the Company’s non-employee directors had completed at least two full terms of service as of the date of the March 2012 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $749 of the awards to these five directors to share-based compensation expense in the fiscal quarter ended March 31, 2012 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other two non-employee directors.

For additional information regarding the estimation of fair value, refer to Note 12 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

12. OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Interest income	$41	$53	$120	$194
Other income (expense)	(905)	(334)	(783)	(683)
Total other income (expense), net	$(864)	$(281)	$(663)	$(489)

The increase in other expense for the three months ended June 30, 2012 was primarily due to foreign exchange effects on revenues and expenses, primarily related to changes in exchange rates of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains realized and losses incurred on forward foreign exchange contracts discussed in Note 9 of this Form 10-Q, including $333 of foreign exchange loss recorded in the third quarter of fiscal 2012 to correct prior period remeasurement of cash at a foreign location.  The increase in other expense for the nine months ended June 30, 2012 was primarily due to these foreign exchange effects and the absence of the development grant received in Singapore in the second quarter of fiscal 2011.  As disclosed in Note 1, prior period other income (expense) amounts have been adjusted to exclude interest expense to conform to the current year presentation.

13. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$13,242	$12,789	$29,187	$42,373
Other comprehensive income:
Foreign currency translation adjustment	3,356	2,529	2,984	8,046
Minimum pension liability adjustment	-	5	-	15
Total comprehensive income	$16,598	$15,323	$32,171	$50,434

The foreign currency translation adjustments during the three and nine months ended June 30, 2012 and 2011 primarily resulted from a $2,172 correction of prior period accounting related to the acquisition of Epoch, as discussed in Note 1, and to changes in exchange rates of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

14. INCOME TAXES

Our effective income tax rate was 33.2% and 33.7% for the three and nine months ended June 30, 2012 compared to 33.9% and 32.7% effective income tax rate for the three and nine months ended June 30, 2011.  The increase in the effective tax rate during the first nine months of fiscal 2012 was primarily due to decreased income in certain foreign subsidiaries where we have elected to permanently reinvest the earnings, which are taxed at lower rates than in the U.S., and the expiration of the U.S. research and experimentation tax credit effective December 31, 2011.  These increases were partially offset by the absence of $671 in income tax expense recorded in the second quarter of fiscal 2011 related to executive compensation in fiscal 2008 through 2010 and the absence of a $497 reversal of a deferred tax asset related to certain share-based compensation expense recorded in the first quarter of fiscal 2011, as discussed in Note 1 under the heading “Results of Operations”.

15. EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Earnings available to common shares	$13,242	$12,789	$29,187	$42,373

Denominator:
Weighted average common shares	23,120,147	23,118,698	22,778,056	22,931,178
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	818,868	678,382	768,913	594,255
Diluted weighted average common shares	23,939,015	23,797,080	23,546,969	23,525,433
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.57	$0.55	$1.28	$1.85

Diluted	$0.55	$0.54	$1.24	$1.80

The weighted average effect of dilutive securities in the table above includes the dilutive effect of outstanding stock options that have an exercise price lower than the average market price of our common stock and the dilutive effect of unvested restricted stock that has an award price lower than the average market price of our restricted stock.

For each of the three months ended June 30, 2012 and 2011, approximately 1.3 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For each of the nine months ended June 30, 2012 and 2011, approximately 1.3 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

16. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and nine months ended June 30, 2012, and 2011, was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Revenue:	2012	2011	2012	2011
Tungsten slurries	$42,162	$40,889	$121,108	$123,094
Dielectric slurries	32,544	30,998	87,760	91,926
Copper slurries	17,896	20,103	49,997	60,119
Polishing pads	9,039	7,561	23,908	23,650
Data storage slurries	5,314	6,863	16,040	20,948
Engineered Surface Finishes	8,723	5,432	18,223	15,974
Total revenue	$115,678	$111,846	$317,036	$335,711

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

THIRD QUARTER OF FISCAL 2012 OVERVIEW

During the third quarter of our fiscal 2012, our revenue reflected strengthening of demand in the semiconductor industry that industry analysts had been forecasting after two quarters of relatively soft demand.  In the near term, we believe demand will remain relatively firm, but we remain cautious due to limited visibility and additional uncertainty due to macroeconomic factors.  In the longer term, we continue to believe that forecasted growth for mobile devices, smart phones, tablets and ultrabooks, as well as overall demand for information technology such as hardware to support cloud computing, coupled with the successful execution of our business strategies, will drive sustained growth for our products.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including: the pace, timing and sustainability of the ongoing economic recovery; the cyclical nature of the semiconductor industry; the short order to delivery time for our products and the associated lack of visibility to future customer orders; quarter to quarter changes in customer orders regardless of industry strength; and, potential future acquisitions by us.

Revenue for our third quarter of fiscal 2012 was $115.7 million, which represented an increase of 3.4% from the third quarter of fiscal 2011 and an increase of 16.6% from the previous fiscal quarter.  We believe the increase in revenue from the prior quarter was due to the continued execution of our strategic initiatives, coupled with industry strengthening as noted above.  We saw revenue increases in our tungsten slurry, dielectric slurry, polishing pads and Engineered Surface Finishes (ESF) product lines compared to the prior year quarter.  Compared to the previous fiscal quarter, we saw revenue increases in these same product lines as well as an increase in our copper slurry product line.

index

Gross profit expressed as a percentage of revenue for our third quarter of fiscal 2012 was 47.7%, which represented an increase from 47.4% reported in the third quarter of fiscal 2011 and an increase from 46.1% in our prior fiscal quarter.  The increase in gross profit percentage from the third quarter of fiscal 2011 was primarily due to increased utilization of our manufacturing capacity, higher yields in our manufacturing operations, and lower logistics costs, partially offset by higher fixed manufacturing costs and selective price reductions.  The increase in gross profit percentage from the prior fiscal quarter was primarily due to increased utilization of our manufacturing capacity on higher demand and higher manufacturing yields, partially offset by higher fixed manufacturing costs.  Our gross profit percentage was 47.4% on a year-to-date basis, which is consistent with our full fiscal year 2012 guidance range of 46% to 48%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $33.6 million in our third quarter of fiscal 2012, compared to $33.4 million in the third quarter of fiscal 2011 and $36.7 million in the previous fiscal quarter.  The slight increase in operating expenses from the comparable quarter of fiscal 2011 was primarily due to higher staffing-related costs and higher clean room expenses, partially offset by lower professional fees and lower depreciation expense.  The decrease in operating expenses from the prior fiscal quarter was primarily due to the absence of bad debt expense related to a customer bankruptcy that was recorded in the second quarter of fiscal 2012 and lower share-based compensation expense, partially offset by higher staffing-related costs.  We continue to expect full year fiscal 2012 operating expenses to be in the range of $135 million to $140 million.

Diluted earnings per share for our third fiscal quarter were $0.55, which represents an increase from $0.54 reported in the third quarter of fiscal 2011 and from $0.23 reported in the previous fiscal quarter.  The increase in diluted earnings per share from the third quarter of fiscal 2011 was primarily due to increased revenue and a higher gross margin percentage, partially offset by interest expense on the $175.0 million term loan, which we executed in the second quarter of fiscal 2012, and the unfavorable impact of foreign exchange rates.  The increase in diluted earnings per share from the prior fiscal quarter was primarily due to increased revenue, a higher gross profit percentage, and the absence of bad debt expense recorded in the second quarter of fiscal 2012, partially offset by the unfavorable impact of foreign exchange rates and higher interest expense.

The results of operations for the three and nine months ended June 30, 2012 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  These adjustments included the correction of historical tax accounting related to the acquisition of Epoch Material Co., Ltd. (Epoch) in fiscal 2009 and the correction of prior period remeasurement of certain foreign cash balances into their functional currency amounts.  The correction of tax accounting related to the Epoch acquisition resulted in additional income tax expense of $0.2 million in the Consolidated Statement of Income and adjustments to the Consolidated Balance Sheet including: an increase of $2.2 million of cumulative translation adjustment within accumulated other comprehensive income; an increase in goodwill of $1.7 million; and a decrease of $0.3 million in deferred tax liabilities.  The correction of the historical remeasurement of certain foreign cash balances resulted in $0.3 million of additional expense ($0.2 million, net of tax) included in other income (Expense) on the Consolidated Statement of Income.  Collectively, these adjustments reduced net income for the third quarter and the first nine months of fiscal 2012 by $0.4 million and diluted earnings per share for these same periods by approximately $0.02.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2011.  We believe there have been no material changes in our critical accounting policies and estimates during the first nine months of fiscal 2012, except for the proportional adjustment to equity made in conjunction with our leveraged recapitalization, as discussed in Note 11 of the Notes to the Consolidated Financial Statements.  See Note 17 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012, VERSUS THREE MONTHS ENDED JUNE 30, 2011

REVENUE

Revenue was $115.7 million for the three months ended June 30, 2012, which represented a 3.4%, or $3.8 million, increase from the three months ended June 30, 2011.  The increase in revenue was driven by a $7.0 million increase in revenue due to a higher-priced product mix, partially offset by a $2.3 million revenue decrease due to decreased sales volume and a $1.0 million revenue decrease due to selective price reductions.  We saw revenue increases in a number of our business areas, including significant percentage increases in our polishing pad and engineered surface finishes product lines.  Although we are optimistic about relatively firm demand for our products in the near term as we enter a seasonal period that includes back-to-school and holiday time periods, we remain cautious due to continued global economic uncertainty.

COST OF GOODS SOLD

Total cost of goods sold was $60.5 million for the three months ended June 30, 2012, which represented an increase of 2.8%, or $1.6 million, from the three months ended June 30, 2011.  The increase in cost of goods sold was primarily due to $6.7 million from a higher-cost product mix and $2.4 million in higher fixed manufacturing costs.  These increases in cost of goods sold were partially offset by a $2.9 million decrease in cost of goods sold due to increased utilization of our manufacturing capacity, a $2.5 million decrease due to higher manufacturing yields, a $1.2 million decrease due to decreased sales volume and a $1.0 million decrease due to lower logistics costs.

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

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties.  Future arrangements may result in changes in costs from those in the existing agreements.  In addition, a number of factors could impact the future cost of raw materials, packaging, freight and labor.  We also expect to continue to invest in our supply chain to improve product quality, reduce variability and improve our manufacturing product yields.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.7% for the three months ended June 30, 2012, as compared to 47.4% for the three months ended June 30, 2011.  The increase in gross profit as a percentage of revenue was primarily due to the increased utilization of our manufacturing capacity and higher manufacturing yields, partially offset by higher fixed manufacturing costs.  We continue to expect our gross profit percentage for full year fiscal 2012 to be in the range of 46% to 48%.

index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $15.4 million for the three months ended June 30, 2012, which represented an increase of 5.8%, or $0.8 million, from the three months ended June 30, 2011.  The increase was primarily due to $0.4 million in higher expenses for clean room materials, $0.1 million in higher staffing-related costs and $0.1 million in higher professional fees.

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

SELLING AND MARKETING

Selling and marketing expenses were $7.5 million for the three months ended June 30, 2012, which represented a decrease of 4.2%, or $0.3 million, from the three months ended June 30, 2011.  The decrease was primarily due to $0.3 million in lower professional fees and $0.2 million in lower depreciation expense, partially offset by $0.2 million in higher staffing-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $10.7 million for the three months ended June 30, 2012, which represented a decrease of 2.8%, or $0.3 million, from the three months ended June 30, 2011.  The decrease was primarily due to $0.3 million in lower professional fees and $0.2 million in lower depreciation expense, partially offset by $0.3 million in higher staffing-related costs.

INTEREST EXPENSE

Interest expense was $1.0 million for the three months ended June 30, 2012, which represented an increase of $0.9 million from the three months ended June 30, 2011.  The increase was due to interest expense recorded on our $175.0 million term loan discussed in Note 8 of the Notes to the Consolidated Financial Statements.

OTHER INCOME (EXPENSE), NET

Other expense was $0.9 million for the three months ended June 30, 2012 compared to $0.3 million during the three months ended June 30, 2011.  The increase in other expense was primarily due to $0.5 million of foreign exchange effects on revenues and expenses, primarily related to changes in exchange rates of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of gains realized and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements.  As discussed in Note 1 of the Notes to the Consolidated Financial Statements, other expense in the third quarter of fiscal 2012 included $0.3 million to correct prior period remeasurement of certain cash balances held at a foreign location.

index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 33.2% for the three months ended June 30, 2012 compared to a 33.9% effective income tax rate for the three months ended June 30, 2011.  The decrease in the effective tax rate during the third quarter of fiscal 2012 was primarily due to adjustments recorded to true up our fiscal 2011 tax provision to the actual taxes reflected in tax returns filed in the third quarter of fiscal 2012.  This decrease was partially offset by decreased income in certain foreign subsidiaries where we have elected to permanently reinvest the earnings, which are taxed at lower rates than in the U.S., and the expiration of the U.S. research and experimentation tax credit effective December 31, 2011.

NET INCOME

Net income was $13.2 million for the three months ended June 30, 2012 which represented an increase of 3.5%, or $0.5 million, from the three months ended June 30, 2011.  The increase was primarily due to increased revenue and a higher gross profit percentage, partially offset by higher interest expense and the unfavorable impact of foreign exchange rates.

NINE MONTHS ENDED JUNE 30, 2012, VERSUS NINE MONTHS ENDED JUNE 30, 2011

REVENUE

Revenue was $317.0 million for the nine months ended June 30, 2012, which represented a 5.6%, or $18.7 million, decrease from the nine months ended June 30, 2011.  The decrease in revenue was driven by a $28.3 million decrease in sales volume and a $4.0 million revenue decrease due to selective price reductions.  These decreases were partially offset by a $12.1 million increase in revenue due to a higher-priced product mix and a $1.5 million increase due to the effect of foreign exchange rate changes.  We believe the decrease in revenue reflects softness of demand in the semiconductor industry that we experienced during the first half of our fiscal year.

COST OF GOODS SOLD

Total cost of goods sold was $166.7 million for the nine months ended June 30, 2012, which represented a decrease of 3.3%, or $5.8 million, from the nine months ended June 30, 2011.  The decrease in cost of goods sold was primarily due to $14.5 million from decreased sales volume, a $6.3 million decrease due to higher manufacturing yields, a $2.4 million decrease due to increased utilization of our manufacturing capacity and a $1.3 million decrease due to lower logistics costs.  These decreases in cost of goods sold were partially offset by a $12.4 million increase due to a higher-cost product mix, a $4.1 million increase due to higher fixed manufacturing costs, a $1.8 million increase due to the effect of foreign exchange rate changes and a $0.4 million increase in product sample costs.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.4% for the nine months ended June 30, 2012, as compared to 48.6% for the nine months ended June 30, 2011.  The decrease in gross profit as a percentage of revenue was primarily due to the decreased production volume in the first nine months of fiscal 2012 based on the reduced demand for our products, higher fixed manufacturing costs, and selective price decreases, partially offset by lower overall variable manufacturing costs.  Our year-to-date gross profit percentage of 47.4% is within our full year fiscal 2012 guidance range of 46% to 48%.

index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $43.2 million for the nine months ended June 30, 2012, which represented a decrease of 0.2%, or $0.1 million, from the nine months ended June 30, 2011.  The decrease was primarily due to $1.8 million in lower staffing-related costs, including costs related to our annual incentive bonus program (AIP), partially offset by $1.1 million in higher expenses for clean room materials, $0.3 million in higher equipment-related expenses and $0.2 million in higher professional fees.

SELLING AND MARKETING

Selling and marketing expenses were $22.2 million for the nine months ended June 30, 2012, which represented an increase of 0.8%, or $0.2 million, from the nine months ended June 30, 2011.  The increase was primarily due to increases in staffing-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $38.8 million for the nine months ended June 30, 2012, which represented an increase of 13.2%, or $4.5 million, from the nine months ended June 30, 2011.  The increase was primarily due to $3.9 million in higher bad debt expense of which $3.7 million related to a customer bankruptcy filing, which we discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and $2.1 million in higher professional fees, including fees associated with our leveraged recapitalization with a special cash dividend, partially offset by $1.3 million in lower staffing-related costs, including costs associated with our AIP.  Although we have incurred significant expenses related to the bad debt expense described above, and our leveraged recapitalization with a special cash dividend, we continue to expect our total operating expenses will be within the annual guidance of $135 million to $140 million.

INTEREST EXPENSE

Interest expense was $1.3 million for the nine months ended June 30, 2012, which represented an increase of $1.2 million from the nine months ended June 30, 2011.  The increase was due to interest expense recorded on the term loan discussed in Note 8 of the Notes to the Consolidated Financial Statements.  We expect to incur approximately $2.3 million of interest expense related to the term loan in fiscal 2012.

OTHER INCOME (EXPENSE), NET

Other expense was $0.7 million for the nine months ended June 30, 2012 compared to other expense of $0.5 million during the nine months ended June 30, 2011.  The increase in other expense was primarily due to the absence of a $0.3 million development grant received in Singapore during the second quarter of fiscal 2011 and $0.2 million in expenses associated with the amortization of prepaid debt costs, partially offset by foreign exchange effects on revenues and expenses, primarily related to changes in exchange rates of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains realized and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements.

index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 33.7% for the nine months ended June 30, 2012 compared to a 32.7% effective income tax rate for the nine months ended June 30, 2011.  The increase in the effective tax rate during the first nine months of fiscal 2012 was primarily due to decreased income in certain foreign subsidiaries where we have elected to permanently reinvest the earnings, which are taxed at lower rates than in the U.S., and the expiration of the U.S. research and experimentation tax credit effective December 31, 2011.  These increases were partially offset by the absence of $0.7 million in income tax expense recorded in the second quarter of fiscal 2011 related to executive compensation in fiscal 2008 through 2010 and the absence of a $0.5 million reversal of a deferred tax asset related to certain share-based compensation expense recorded in the first quarter of fiscal 2011.

NET INCOME

Net income was $29.2 million for the nine months ended June 30, 2012 which represented a decrease of 31.1%, or $13.2 million, from the nine months ended June 30, 2011.  The decrease was primarily due to decreased sales volume, a lower gross profit percentage, increased administrative costs for bad debt expense related to the customer bankruptcy filing described above and our leveraged recapitalization with a special cash dividend, increased interest expense and the increase in our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We completed a leveraged recapitalization during the quarter ended March 31, 2012.  In conjunction with this recapitalization, we declared and paid a special cash dividend of $15 per share, or $347.1 million in aggregate, during our second fiscal quarter of 2012.  We funded the dividend with $175.0 million from a term loan and $172.1 million of existing Company cash balances.

We generated $44.1 million in cash flows from operating activities in the first nine months of fiscal 2012, compared to $59.6 million in cash from operating activities in the first nine months of fiscal 2011.  Our cash flows provided by operating activities in the first nine months of fiscal 2012 originated from $29.2 million in net income, $32.0 million in non-cash items and a $17.1 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flows from operating activities compared to the first nine months of fiscal 2011 was primarily due to decreased net income in fiscal 2012 and an increase in accounts receivable due to the significant revenue increase in the third quarter of fiscal 2012, partially offset by the increase in bad debt expense, which is a non-cash expense, and changes in the timing and magnitude of income tax payments.

In the first nine months of fiscal 2012, cash flows used in investing activities were $14.2 million for purchases of property, plant and equipment, including payments to complete our manufacturing facility in South Korea, which we opened in fiscal 2011.  In the first nine months of fiscal 2011, cash flows used in investing activities were $18.3 million for purchases of property, plant and equipment.  We estimate our total capital expenditures in fiscal 2012 will be between $20.0 million and $25.0 million.

In the first nine months of fiscal 2012, cash flows used in financing activities were $165.6 million.  We used $347.1 million to fund the special cash dividend paid in the quarter ended March 31, 2012, $23.0 million to repurchase common stock under our share repurchase program and $1.5 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under the EIP and OIP.  We received $175.0 million from the drawdown of our term loan, $30.5 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to our employees under our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010 (ESPP), and we received $0.6 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.  The issuance of stock in fiscal 2012 included 0.8 million shares in exercises of stock options, approximately half of which were set to expire within one year, which increased our weighted average shares outstanding.  In the first nine months of fiscal 2011, cash flows used in financing activities were $4.2 million, which reflected $40.0 million in repurchases of common stock under our share repurchase program, $1.4 million in repurchases of common stock pursuant to the terms of our EIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under the EIP, and $1.0 million in principal payments under capital lease obligations.  These cash outflows were partially offset by $37.2 million received from the issuance of common stock related to the exercise of stock options granted under our EIP and our ESPP, and we received $1.0 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP and OIP.

index

In January 2008, our Board of Directors authorized a share repurchase program for up to $75.0 million of our outstanding common stock.  We repurchased 564,568 shares for $25.0 million during the first six months of fiscal 2011 under this program, which was completed during the fiscal quarter ended March 31, 2011.  In November 2010, our Board of Directors authorized a new share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  We repurchased 671,100 shares for $29.1 million under this new program in fiscal 2011 and we repurchased 620,762 shares for $23.0 million during the first nine months of fiscal 2012 under this program.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our new capital management initiative, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  With this increased authorization, as of June 30, 2012, $140.0 million remains outstanding under our revised share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share purchases under these programs from our available cash balance.

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the “Credit Facilities”.  The Credit Agreement provides us an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  The Term Loan was drawn on February 27, 2012 and the Revolving Credit Facility remains undrawn.  In connection with the Credit Agreement, we terminated our previously existing $50.0 million unsecured revolving credit facility.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us, beginning with the quarter ended June 30, 2012, to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through June 30, 2013 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  As of June 30, 2012, our consolidated leverage ratio was 1.69 to 1.00 and our consolidated fixed charge coverage ratio was 19.95 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.

As of June 30, 2012, we had $166.9 million of cash and cash equivalents, $29.8 million of which was held at foreign subsidiaries in Singapore and Taiwan where we have made a current election to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2012, and September 30, 2011, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$175.0	$8.7	$26.3	$140.0	$-
Interest expense and fees on long-term debt	14.4	3.8	6.6	4.0	-
Purchase obligations	45.5	41.3	3.4	0.3	0.5
Operating leases	9.1	2.9	3.6	1.9	0.7
Other long-term liabilities	6.9	-	-	-	6.9
Total contractual obligations	$250.9	$56.7	$39.9	$146.2	$8.1

We operate under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, under which we are generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  This agreement was amended in April 2008 to extend the termination date to December 2012 and to change the pricing and some other non-material terms of the agreement.  We are currently working with Cabot Corporation to negotiate the terms of a new fumed silica supply agreement that we anticipate would take effect following the expiration of the current agreement.  We are operating under a renewed fumed alumina supply agreement with Cabot Corporation, which has an initial twelve-month term that can be renewed for two successive such terms until April 2015, under which we are obligated to pay certain fixed, capital and variable costs, and have certain take-or-pay obligations.  We currently anticipate we will not have to pay any shortfall under these agreements.  Purchase obligations include an aggregate amount of $23.3 million of contractual commitments for fumed silica and fumed alumina.

Interest payments on long-term, variable rate debt reflect LIBOR rates in effect at June 30, 2012.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding our long-term debt.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen and the New Taiwan dollar.  As noted in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, the negative effects of foreign exchange rate changes, primarily related to the Japanese yen, accounted for a significant decrease in our full fiscal year 2011 gross profit percentage compared to full fiscal year 2010.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  During the nine months ended June 30, 2012, we recorded $3.0 million in currency translation gains, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily relate to changes in the U.S. dollar value of assets and liabilities transacted in foreign currencies based on the general fluctuations of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.  Approximately 13% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is limited.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

There was a significant weakening of the U.S. dollar against the Japanese yen during our fiscal years 2010 and 2011, which had some negative impact on our results of operations.  We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of June 30, 2012, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At June 30, 2012, we have $175.0 million in long-term debt at variable interest rates.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.4 million per fiscal quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At June 30, 2012, we owned two auction rate securities (ARS) with a total estimated fair value of $8.0 million ($8.2 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 6 of the Notes to the Consolidated Financial Statements and the “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, from 2007 to 2011, we were involved in a legal action in the United States against DuPont Air Products NanoMaterials LLC (DA Nano), a CMP slurry competitor, regarding whether certain specific formulations of its slurry products used for tungsten CMP infringe certain CMP slurry patents that we own, and the validity of those and other of our patents.  All of the Cabot Microelectronics Corporation patents at issue in the case were found valid, but the specific products at issue were found to not infringe the asserted claims of these patents.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  For example, following approximately two quarters of soft demand in the semiconductor industry that followed approximately two years of significant growth, we again saw industry demand strengthen during our fiscal quarter ended June 30, 2012.  In addition, our business has experienced historical seasonal trends as we saw our revenue decrease in the second quarter of fiscal 2012 from the revenue recorded in the first quarter of 2012.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy experiences further weakness and/or the semiconductor industry weakens, whether in general or as a result of specific factors, such as current macroeconomic factors, the March 2011 natural disasters in Japan, or the November 2011 flooding in Thailand, that have affected the semiconductor, data storage and information technology industries over approximately the last year, we could experience material adverse impacts on our results of operations and financial condition.

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

During the nine months ended June 30, 2012 and 2011, our five largest customers accounted for approximately 47% and 48% of our revenue, respectively.  During the nine months ended June 30, 2012, Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung were our largest customers accounting for approximately 17% and 13%, respectively, of our revenue.  During the nine months ended June 30, 2011, TSMC and United Microelectronics Corporation (UMC) accounted for approximately 17% and 10%, respectively, of our revenue.  During full fiscal year 2011, our five largest customers accounted for approximately 47% of our revenue, with TSMC and Samsung accounting for approximately 17% and 10%, respectively.

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

As we discussed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, which was filed with the Securities and Exchange Commission on May 9, 2012, our Board of Directors determined to pursue a new capital management initiative for our Company, which included an increase in the amount available under our existing share repurchase program and a leveraged recapitalization with a special cash dividend of approximately $347.1 million in aggregate, which we paid in March 2012 by using approximately $172.1 million from our existing cash balance and $175.0 million from a new five-year term loan that is part of the credit facility we finalized in February 2012.

index

The accompanying reduction in our cash balance may reduce our flexibility to operate our business as we have in the past, including limiting our ability to invest in organic growth of our Company, pursue acquisitions, and repurchase our stock.  In addition, the new indebtedness may adversely affect our future cash flow and our ability to pursue our core strategies of strengthening and growing our business, because the incurrence of debt will require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures, share repurchases, merger and acquisition activities, and other general corporate purposes.  The credit facility contains restrictive covenants that impose operating and financial restrictions, including restrictions on our ability to engage in activities and initiatives that we otherwise might decide to pursue.  These covenants include, among other things, restrictions on our ability to incur additional debt, engage in certain transactions, and pay additional dividends or make other distributions to our stockholders.  The incurrence of debt pursuant to the new credit facility also has required us to incur interest expense charges and other debt related fees that could adversely affect our financial condition and cash flows.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including fumed silica, which we use for certain of our slurries, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters, like the March 2011 earthquakes and tsunami in Japan.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw material suppliers.

We believe it would be difficult to promptly secure alternative sources of key raw materials, such as fumed silica, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by us and our customers.  In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us.  For instance, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed silica, and our current fumed silica supply agreement with Cabot Corporation expires December 31, 2012.  While we are in the process of working with Cabot Corporation to negotiate the terms of a new agreement for continued supply of fumed silica, at present such negotiations are not complete and any final terms could have an adverse effect on our business.  Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

index

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 87% and 86% of our revenue was generated by sales to customers outside of the United States for the nine months ended June 30, 2012 and full fiscal year ended September 30, 2011, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also encounter risks that we may not be able to repatriate the earnings from certain of our foreign operations, derive the anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

Further, we may never realize the perceived or anticipated benefits of a business combination, asset acquisition or investments in other entities.  Acquisitions by us could have negative effects on our results of operations, in areas such as contingent liabilities, gross profit margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities.  Investments in and acquisitions of technology-related companies or assets are inherently risky because these businesses or assets may never develop, and we may incur losses related to these investments.  In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

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

We owned auction rate securities (ARS) with an estimated fair value of $8.0 million ($8.2 million par value) at June 30, 2012, which were classified as other long-term assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not lessen, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2012	75	$39.82	-	$150,000
May 1 through May 31, 2012	299,762	$33.36	299,762	$140,000
Jun. 1 through Jun. 30, 2012	-	-	-	$140,000
Total	299,837	$33.36	299,762	$140,000

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our new capital management initiative, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  We repurchased 299,762 shares under this authorization during the fiscal quarter ended June 30, 2012 for a total of $10.0 million.  With this increased authorization, as of June 30, 2012, $140.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We fund share purchases under these programs from our available cash balance.

Separate from this share repurchase program, a total of 75 shares were purchased during the third quarter of fiscal 2012 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients and to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.62	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).

10.63	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).

10.64	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).

10.65	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Restricted Stock Units Award Agreement (non-employee directors).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: August 8, 2012	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 8, 2012	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]