Form 10-K
period 2012-09-30
CABOT MICROELECTRONICS CORP
filed 2012-11-20
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [  ]    No [ X ]

The aggregate market value of the registrant’s Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2012, as reported by the NASDAQ Global Select Market, was approximately $892,790,000.  For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

As of October 31, 2012, the Company had 23,193,584 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 5, 2013, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

This Form 10-K includes statements that constitute “forward-looking statements” within the meaning of federal securities regulations.  For more detail regarding “forward-looking statements” see Item 7 of Part II of this Form 10-K.

CABOT MICROELECTRONICS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

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

We currently operate predominantly in one industry segment – the development, manufacture and sale of CMP consumables products.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries.

CMP PROCESS WITHIN IC DEVICE MANUFACTURING

IC devices, or “chips”, are components in a wide range of electronic systems for computing, communications, manufacturing and transportation.  Individual consumers most frequently encounter IC devices as microprocessors in their desktop or laptop computers and as memory chips in computers, MP3 players, gaming devices, cell phones and digital cameras, and in mobile internet devices such as smart phones and tablets.  The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon, with the first manufacturing step referred to as a “wafer start”.  A large number of identical IC devices, or dies, are manufactured on each wafer at the same time.  The initial steps in the manufacturing process build transistors and other electronic components on the silicon wafer.  These are isolated from each other using a layer of insulating material, most often silicon dioxide, to prevent electrical signals from bridging from one transistor to another.  These components are then wired together using conducting materials such as aluminum or copper in a particular sequence to produce a functional IC device with specific characteristics.  When the conducting wiring on one layer of the IC device is completed, another layer of insulating material is added.  The process of alternating insulating and conducting layers is repeated until the desired wiring within the IC device is achieved.  At the end of the process, the wafer is cut into the individual dies, which are then packaged to form individual chips.

Demand for CMP consumable products, including slurries and pads, used in the production of IC devices is primarily based on the number of wafer starts by semiconductor manufacturers and the type and complexity of the IC devices they produce.  To enhance the performance of IC devices, IC device manufacturers have progressively increased the number and density of electronic components and wiring layers in each IC device.  This is typically done in conjunction with shrinking the key dimensions on an IC device from one technology generation, or “node”, to another.  As a result, the number of transistors, wires and the number of discrete wiring layers have increased, increasing the complexity of the IC device and the related demand for CMP consumable products.  As semiconductor technology has advanced and performance requirements of IC devices have increased, the percentage of IC devices that utilize CMP in the manufacturing process has increased steadily over time.  We believe that CMP is used in the majority of all IC devices made today, and we expect that the use of CMP will continue to increase in the future.

In the CMP polishing process, CMP consumables are used to remove excess material that is deposited during the IC manufacturing process, and to level and smooth the surfaces of the layers of IC devices, via a combination of chemical reactions and mechanical abrasion, leaving minimal residue and defects on the surface, and leaving only the material necessary for circuit integrity.  CMP slurries are liquid solutions generally composed of high-purity deionized water and a proprietary mix of chemical additives and engineered abrasives that chemically and mechanically interact at an atomic level with the surface material of the IC device.  CMP pads are engineered polymeric materials designed to distribute and transport the slurry to the surface of the wafer and distribute it evenly across the wafer.  Grooves are cut into the surface of the pad to facilitate distribution of the slurry.  The CMP process is performed on a CMP polishing tool.  During the CMP process, the wafer is held on a rotating carrier, which is pressed down against a CMP pad.  The CMP pad is attached to a rotating polishing table that spins in a circular motion in the opposite direction from the rotating wafer carrier.  A CMP slurry is continuously applied to the polishing pad to facilitate and enhance the polishing process.  Hard disk drive and silicon wafer manufacturers use similar processes to smooth the surface of substrate disks before depositing magnetic media onto the disk.

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

PRECISION POLISHING

Through our ESF business, we are applying our technical expertise in CMP consumables and polishing techniques developed for the semiconductor industry to demanding applications in other industries where shaping, enabling and enhancing the performance of surfaces is critical to success, such as for precision optics and electronic substrates, including silicon and silicon-carbide wafers.  We have begun selling our CMP consumable products to major silicon wafer manufacturers and we anticipate future growth in this market.

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

OUR PRODUCTS

CMP CONSUMABLES FOR IC DEVICES

We develop, produce and sell CMP slurries for polishing a wide range of materials that conduct electrical signals, including tungsten, copper, tantalum (commonly referred to as “barrier” which is used in copper wiring applications) and aluminum.  Slurries for polishing tungsten are used heavily in the production of advanced memory and logic devices for a multitude of end applications such as computers and servers, MP3 players, gaming devices, cell phones and digital cameras, and in mobile internet devices such as smart phones and tablets, as well as in mature logic applications such as those used in automobiles and communication devices.  Our most advanced slurries for tungsten polishing are designed to be customized to provide customers greater flexibility, improved performance and a reduced cost of ownership.  Slurries for polishing copper and barrier materials are used in the production of advanced IC logic devices such as microprocessors for computers, and devices for graphic systems, gaming systems and communication devices, as well as in the production of advanced memory devices.  These products include different slurries for polishing the copper film and the thin barrier layer used to separate copper from the adjacent insulating material.  Slurries for polishing aluminum are relatively new in the CMP consumables market and are used in the most advanced transistor gate structures currently in production.  We offer multiple products for each technology node to enable different integration schemes depending on specific customer needs.

We also develop, manufacture and sell slurry products used to polish the dielectric insulating materials that separate conductive layers within logic and memory IC devices.  Our core slurry products for these materials are primarily used for high volume applications called Interlayer Dielectric or ILD, and are used in the production of both older logic devices as well as in mature and advanced memory devices.  Our advanced dielectrics products are designed to meet the more stringent and complex performance requirements of lower-volume, more specialized dielectric polishing applications, such as pre-metal dielectric (PMD) and shallow trench isolation (STI), at advanced technology nodes.

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

CMP CONSUMABLES FOR THE DATA STORAGE INDUSTRY

We develop and produce CMP slurries for polishing certain materials that are used in the production of rigid disks and magnetic heads used in hard disk drives for computer and other data storage applications, which represent an extension of our core CMP slurry technology and manufacturing capabilities established for the semiconductor industry.  We believe CMP significantly improves the surface finish of these rigid disk coatings, resulting in greater storage capacity of the hard disk drive systems, and also improves the production efficiency of manufacturers of hard disk drives by helping increase their throughput and yield.  We believe that opportunities for growth may exist within the data storage industry as cloud computing activity grows and the need for data centers utilizing hard disk drive storage increases.

PRECISION OPTICS PRODUCTS

Through our QED subsidiary, we design and produce precision polishing and metrology systems for advanced optic applications that allow customers to attain near-perfect shape and surface finish on a range of optical components such as mirrors, lenses and prisms.  Historically, advanced optics have been produced using labor-intensive artisanal processes, and variability has been common.  QED has automated the polishing process for advanced optics to enable rapid, deterministic and repeatable surface correction to the most demanding levels of precision in dramatically less time than with traditional means.  QED’s polishing systems use Magneto-Rheological Finishing (MRF), a proprietary surface figuring and finishing technology, which employs magnetic fluids and sophisticated computer technology to polish a variety of shapes and materials.  QED’s metrology systems use proprietary Subaperture Stitching Interferometry (SSI) technology that captures precise metrology data for large and/or strongly curved optical parts and proprietary Aspheric Stitching Interferometry (ASI) technology, which is designed to measure increasingly complex shapes, including non-spherical surfaces, or aspheres.  QED’s products also include MRF polishing fluids and MRF polishing components, as well as optical polishing services and polishing support services.

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

STRENGTHENING AND GROWING OUR CORE CMP CONSUMABLES BUSINESS

We intend to grow our core CMP consumables business by leveraging the capabilities and global infrastructure we have developed as the leader in the CMP slurry industry.  We dedicate significant time and resources to new product innovation, and we work closely with our customers to deliver reliable solutions on a global scale that are designed to provide superior quality and lower overall cost of ownership.  We believe our strong financial position allows us to fund growth opportunities in our core CMP consumables business through internally developed technologies as well as through potential acquisitions of technologies and businesses.

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

In fiscal 2012, we launched a number of new products within our existing slurry and polishing pad businesses and we expanded sales of some of our newer product offerings crossing multiple applications over a range of technology nodes.  Several of our achievements are discussed below:

•
We secured a number of business wins with both first and second generation pad product platforms.  Revenue generated by our polishing pad business in fiscal 2012 increased 8.6% from revenue generated in fiscal 2011.

•
In South Korea, we qualified new advanced dielectrics products from our new research, development and manufacturing facility that we opened in late fiscal 2011.  We have placed strategic emphasis on increasing business in Korea as it represents the second largest CMP consumables market in the world, and we successfully increased our fiscal 2012 revenue generated in South Korea by 22% from fiscal 2011.

•
Within our copper slurry business, we began delivering new copper slurry products in a concentrated form, designed to be diluted by our customers.  This reduces transportation costs and assists our customers in lowering their overall cost of ownership.

•	We secured new business for tungsten slurries for a number of advanced applications.
•	We also experienced growth in our aluminum slurry products, which are used in advanced High-K metal gate device integration.

Close Collaboration With Our Customers:  We believe that building close relationships with our customers is key to achieving long-term success in our business.  We collaborate with our customers on joint projects to identify and develop new and improved CMP solutions, to integrate our products into their manufacturing processes, and to assist them with supply, warehousing and inventory management.  Our customers demand a highly reliable supply source, and we believe we have a competitive advantage because of our ability to timely deliver high-quality products and service from the early stages of product development through the high-volume commercial use of our products.  We strategically locate our research facilities and clean rooms, manufacturing operations and the related technical and customer support teams to be responsive to our customers’ needs.  We believe our extensive research and development facilities, in close proximity to our customers, provide a competitive advantage.

In fiscal 2011, we expanded our facilities at several locations in the Asia Pacific region to further enhance our customer relationships.  We completed construction of a new 56,000 square foot research, development and manufacturing facility in Oseong, South Korea.  We believe this facility has enhanced our ability to support our customers as South Korea is home to two of the largest manufacturers of memory devices in the world.  We also expanded manufacturing capacity in Japan and Singapore to support continued growth in customer demand and to respond more quickly to our customers’ needs in the Asia Pacific region.

Robust Global Supply Chain:  We believe that product and supply chain quality is critical to success in our business.  Our customers demand continuous improvement in the performance of our products in terms of product quality and consistency.  We strive to reduce variation in our products and processes in order to increase quality, productivity and efficiency, and improve the uniformity and consistency of performance of our CMP consumable products.  Our global manufacturing sites are managed to ensure we have the people, training and systems needed to support the stringent industry demands for product quality.  To support our quality initiative, we practice the concepts of Six Sigma across our Company.  Six Sigma is a systematic, data-driven approach and methodology for improving quality by reducing variability.  We believe our Six Sigma initiatives have contributed to significant, sustained improvement in productivity in our operations.  We also believe the key supplier awards we received in fiscal 2012 from customers such as Intel and Semiconductor Manufacturing International Corporation are evidence of our success in providing our customers with high quality solutions.

We also believe that the depth and breadth of our global supply chain are critical to our success and the success of our customers.  We believe this differentiates us from our competitors.  We now have five slurry manufacturing plants worldwide and a global network of suppliers, which we believe position us well to mitigate supply interruptions when unexpected events occur.  The major earthquake and resulting tsunami in Japan in March 2011 and the severe flooding in Thailand in late 2011 were prime examples of such unexpected events, in which our global supply chain capabilities enabled us to proactively address the needs of our customers and suppliers to assist them during those difficult times.  We believe that our ability to address our customers’ concerns with openness and speed reflects the strength of our customer relationships and their trust in us as a global supplier and business partner.

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

Our QED subsidiary continues to be the technology leader in deterministic finishing for the precision optics industry.  QED’s polishing and metrology technology enables customers to replace manual processes with automated solutions that provide more precise and repeatable results.  Another focus of our ESF business is the polishing of electronic substrates, including silicon and silicon-carbide wafers.  A key step in the production of these wafers is CMP, which is utilized to ensure that wafers meet the stringent specifications required by IC manufacturers.

INDUSTRY TRENDS

SEMICONDUCTOR INDUSTRY

We believe the semiconductor industry continues to demonstrate several clear trends: the semiconductor business is defined by cyclical growth; there is constant pressure to reduce costs while advancing technology; and, the customer base continues to consolidate.

The cyclical nature of the semiconductor industry is closely tied to the global economy as well as to supply and demand within the industry.  Following approximately two years of significant growth in the semiconductor industry, we began to see some softening of demand within the industry during the second half of fiscal 2011 which we attributed to general uncertainty in the global economy and a modest correction of IC device inventory.  This softness in demand continued through the first half of our fiscal 2012.  We saw strengthening in demand during the second half of fiscal 2012, which was led by growth in Korea as well as higher capacity utilization at certain foundries, where companies can outsource some or all of their manufacturing to reduce their fixed costs.  Late in our fourth fiscal quarter of 2012, we saw some softening of demand, which appears to be due to decreased demand for DRAM memory, possibly due to softer demand for personal computers (PCs).  We believe that semiconductor industry demand will grow over the long term based on increased usage of certain types of IC devices in existing applications, as well as an expanding range of new uses of these types of devices.  This trend of increased usage of IC devices is most evident in the area of mobile connectivity, including mobile devices such as smart phones and tablets.  However, there continues to be uncertainty regarding macroeconomic factors and the outlook for the global economy.  Therefore, we believe the near-term outlook for the semiconductor industry is also uncertain.  We believe that our Company is well positioned to operate successfully over a range of demand environments as we have successfully navigated our business through industry and macroeconomic cycles in the past.

As the demand for more advanced and lower cost electronic devices grows, there is continued pressure on IC device manufacturers to reduce their costs.  Many manufacturers reduce costs by pursuing ever-increasing scale in their operations.  Manufacturers also try to reduce costs by migrating to smaller technology nodes, particularly in the production of memory devices.  In addition, manufacturers seek ways to increase their production yield while reducing their production costs regardless of the number of units they produce.  They look for CMP consumables products with quality and performance attributes that can reduce their overall cost of ownership, pursue ways to use lesser amounts of CMP materials, and also aggressively pursue price reductions for these materials.  The pressure on IC device manufacturers to reduce costs has led a number of them to increase their use of foundries, which also leads to increasing scale and lower costs for these foundries.

The larger semiconductor manufacturers are generally growing faster than the smaller ones, and we have seen a decline in the number of companies that manufacture semiconductor devices both through mergers and acquisitions as well as through alliances among different companies.  The costs to achieve the required scale in manufacturing within the semiconductor industry are increasing, along with the related costs of research and development, and the larger manufacturers generally have greater access to the resources necessary to manage their businesses.  Over time, smaller manufacturers may not be able to compete with the larger manufacturers on a global basis.  Additionally, several of our customers have formed consortia and research and development alliances to better manage the high cost of their development activities, thus reducing the number of design centers we serve.

CMP CONSUMABLES INDUSTRY

Demand for CMP consumables is primarily driven by wafer starts, so the CMP consumables industry reflects the cyclicality of the semiconductor industry as well as changes in global economic conditions.  Our revenue and net income for fiscal years 2011 and 2012 clearly demonstrated these effects as we saw softening of demand for our products beginning in the second half of fiscal 2011, and this softness continued through the first half of fiscal 2012.  We saw significant growth in our revenue and net income during the second half of fiscal 2012 compared to the revenue and net income earned in the first half of fiscal 2012.  However, macroeconomic uncertainty continues to cloud the near-term outlook for the semiconductor industry.  Over the long term, we anticipate the worldwide market for CMP consumables used by IC device manufacturers will grow as a result of expected long-term growth in wafer starts, an increase in the number of CMP polishing steps required to produce these devices and the introduction of new materials in the manufacture of semiconductor devices that will require CMP.

We expect the anticipated long-term growth in demand will be somewhat mitigated by continued efficiency improvements in CMP consumable usage as customers seek to reduce their costs.  Semiconductor manufacturers look for ways to lower the cost of CMP consumables in their production operations, including improvements in technology, diluting slurry or using concentrated slurry products or reducing the slurry flow rate during production to reduce the total amount of slurry used, and extending the polishing time before replacing pads.  In addition, we expect to monitor demand trends for PCs, and any related impact on the DRAM memory segment of the semiconductor industry to determine any expected effect on the usage of CMP consumables.

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

Our CMP slurry competitors range from small companies that compete with a single product and/or in a single geographic region to divisions of global companies with multiple lines of CMP products for IC manufacturers.  However, we believe we have more CMP slurry business than any other provider.  In our view, we are the only CMP slurry supplier today that serves a broad range of customers by offering and supporting a full line of CMP slurry solutions for all major applications, and that has a proven track record of supplying these products globally in high volumes with the attendant required high level of technical support services.

With respect to CMP polishing pads, a division of Dow Chemical has held the leading global position for many years.  We believe we are the second largest supplier of polishing pads in the world.  A number of other companies are attempting to enter this area of the CMP consumables business, providing potentially viable product alternatives.  We believe our pad materials and our continuous pad manufacturing process have enabled us to produce a pad that provides our customers with a longer pad life, lower defectivity and greater consistency than traditional offerings, thus reducing their total pad cost.  We believe this has fueled growth in sales of our pad products in recent years.

Our QED subsidiary operates in the precision optics industry.  There are few direct competitors of QED because its technology is still relatively new and unique.  We believe QED’s technology provides a competitive advantage to customers in the precision optics industry, which still relies heavily on traditional artisanal methods of fabrication.

CUSTOMERS, SALES AND MARKETING

Within the semiconductor industry, our customers are primarily producers of logic IC devices or memory IC devices, or they provide IC foundry service.  Logic customers often outsource some or all of the production of their devices to foundries, which provide contract manufacturing services, in order to avoid the high cost of process development, construction and operation of a fab, or to provide additional capacity when needed.  In fiscal 2012, excluding revenue to data storage and ESF customers, approximately 50% of our revenue was from foundry customers, 30% of our revenue was from memory customers and 20% of our revenue was from logic customers.

Based upon our own observations and customer survey results, we believe the following factors are the primary influences of our customers’ CMP consumables buying decisions: overall cost of ownership, which represents the cost to purchase, use and maintain a product; product quality and consistency; product performance and its impact on a customer’s overall yield; engineering support; and delivery/supply assurance.  We believe that greater customer sophistication in the CMP process, more demanding integration schemes, additional and unique polishing materials and cost pressures will add further demands on CMP consumables suppliers like us. When these factors are combined with our customers’ desires to gain purchasing leverage and lower their cost of ownership, we believe that only the most reliable, innovative, cost effective, service-driven CMP consumables suppliers will thrive.

We use a highly collaborative approach to build close relationships with our customers in a variety of areas, and we have customer-focused teams located in each major geographic region.  Our sales process begins long before the actual sale of our products and occurs on a number of levels.  Due to the long lead times from research and development to product commercialization and sales, we have research teams that collaborate with customers on emerging applications years before the products are required by the market. We also have development teams that interact closely with our customers, using our research and development facilities and capabilities to design CMP products tailored to their precise needs.  Next, our applications engineers work with customers to integrate our products into their manufacturing processes.  Finally, as part of our sales process, our logistics and sales personnel provide supply, warehousing and inventory management for our customers.

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

In fiscal 2012, our five largest customers accounted for approximately 48% of our revenue, with TSMC and Samsung accounting for approximately 18% and 13% of our revenue, respectively.  For additional information on concentration of customers, refer to Note 2 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Form 10-K.

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

Our technology efforts are currently focused on five main areas that span the early conceptual stage of product development involving new materials, processes and designs several years in advance of commercialization, to continuous improvement of already commercialized products in daily use in our customers’ manufacturing facilities.  These five areas are:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP consumables products, including collaboration on joint development projects with our customers;
•	Process development to support rapid and effective commercialization of new products;
•	Technical support of our CMP products in our customers’ development and manufacturing facilities; and,
•	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

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

We believe that a competitive advantage can be gained through technology, and that our investments in R&D provide us with polishing and metrology capabilities that support the most advanced and challenging customer technology requirements on a global basis.  In fiscal 2012, 2011 and 2010, we incurred approximately $58.6 million, $58.0 million and $51.8 million, respectively, in R&D expenses.  We believe our Six Sigma initiatives in our R&D efforts allow us to conduct more research at a lower cost.  Investments in property, plant and equipment to support our R&D efforts are capitalized and depreciated over their useful lives.

Our global R&D team includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP consumable products.  We operate an R&D facility in Aurora, Illinois, that features a Class 1 clean room and advanced equipment for product development, including 300mm polishing and metrology capabilities; a technology center in Japan, which includes a Class 1 clean room with 300mm polishing, metrology and slurry development capabilities; an R&D facility in Taiwan within our Epoch subsidiary that includes a clean room with 200mm polishing capability; a new R&D facility in South Korea, that was opened in August 2011, that provides slurry formulation capability; an R&D laboratory in Singapore that provides polishing, metrology and slurry development capabilities for the data storage industry; and a research facility in Rochester, New York to support our QED business.  All of these facilities underscore our commitment both to continuing to invest in our technology infrastructure to maintain our technology leadership, and to becoming even more responsive to the needs of our customers.

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

INTELLECTUAL PROPERTY

Our intellectual property is important to our success and ability to compete.  As of October 31, 2012, we had 964 active worldwide patents, of which 226 are U.S. patents, and 581 pending worldwide patent applications, of which 69 are in the U.S..  Many of these patents are important to our continued development of new and innovative products for CMP and related processes, as well as for new businesses.  Our patents have a range of duration and we do not expect to lose any material patent through expiration within the next four years.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements.  We vigorously and proactively pursue parties that attempt to compromise our investments in research and development by infringing our intellectual property.  For example, in 2011, we concluded litigation in the Unites States against a competitor in which the validity of certain of our CMP slurry patents for tungsten CMP was upheld, although the specific competitive products at issue were found to not infringe the claims at issue.  With respect to the same patents, we have been successful before the United States International Trade Commission in prohibiting the importation and sale within the United States of infringing products by another competitor.

Most of our intellectual property has been developed internally, but we also may acquire intellectual property from others to enhance our intellectual property portfolio.  These enhancements may be via licenses or assignments or we may acquire certain proprietary technology and intellectual property when we make acquisitions.  We believe these technology rights continue to enhance our competitive advantage by providing us with future product development opportunities and expanding our already substantial intellectual property portfolio.

ENVIRONMENTAL MATTERS

      Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health.  We believe that our facilities are in substantial compliance with applicable environmental laws and regulations.  By utilizing Six Sigma in our environmental management system process, we believe we have improved operating efficiencies while preserving the environment.  Our operations in the United States, Japan, Singapore, Europe and Taiwan are ISO 14001 certified, which requires that we implement and operate according to various procedures that demonstrate our dedication to waste reduction, energy conservation and other environmental concerns.  We are committed to maintaining these certifications and are actively pursuing ISO 18001 Safety and Health certification for our existing operations.  We will also seek to obtain additional certifications, as applicable, in the areas in which we do business.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and other countries.  However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

We believe we have a world-class team of employees who make the Company successful.  As of October 31, 2012, we employed 1,042 individuals, including 555 in operations, 261 in research and development and technical, 102 in sales and marketing and 124 in administration.  In general, none of our employees are covered by collective bargaining agreements.  We have not experienced any work stoppages and in general consider our relations with our employees to be good.

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

ITEM 1A.  RISK FACTORS

Other than the incurrence of $175.0 million of long-term debt as described below and elsewhere in this Annual Report on Form 10-K, we do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  For example, following approximately two quarters of soft demand in the semiconductor industry during the first half of our fiscal 2012 that followed approximately two years of growth, we again saw industry demand strengthen somewhat during the second half of our fiscal 2012.  By the very end of fiscal 2012, however, we began to see what appears to be some softening of demand.  In addition, our business has experienced historical seasonal trends as we saw our revenue decrease in the second quarter of fiscal 2012 from the revenue recorded in the first quarter of 2012.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy experiences further weakness and/or the semiconductor industry weakens, whether in general or as a result of specific factors, such as current macroeconomic factors, or unpredictable natural disasters such as the March 2011 natural disasters in Japan, or the November 2011 flooding in Thailand, that have affected the semiconductor, data storage and information technology industries over approximately the last year, we could experience material adverse impacts on our results of operations and financial condition.

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

Our CMP consumables customer base is concentrated among a limited number of large customers.  The larger semiconductor manufacturers are generally growing at a faster rate than the smaller ones, and we have seen the number of semiconductor manufacturers decline both through mergers and acquisitions as well as through strategic alliances.  Industry analysts predict that this trend will continue, which means the semiconductor industry will be comprised of fewer and larger participants if their prediction is correct.  One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables purchased from us.  Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products.  Any deferral or significant reduction in CMP consumables sold to these principal customers, or a significant number of smaller customers, could seriously harm our business, financial condition and results of operations.

In fiscal 2012, our five largest customers accounted for approximately 48% of our revenue, with Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung accounting for approximately 18% and 13%, respectively, of our revenue.  In fiscal year 2011, our five largest customers accounted for approximately 47% of our revenue, with TSMC and Samsung accounting for approximately 17% and 10%, respectively.

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

As we discussed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, which was filed with the Securities and Exchange Commission on May 9, 2012, our Board of Directors determined to pursue a new capital management initiative for our Company, which included an increase in the available authorization under our existing share repurchase program and a leveraged recapitalization with a special cash dividend of approximately $347.1 million in aggregate, which we paid in March 2012 by using approximately $172.1 million from our existing cash balance and $175.0 million from a new five-year term loan that is part of the credit facility we finalized in February 2012.

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

We believe it would be difficult to promptly secure alternative sources of key raw materials, such as fumed silica, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by us and our customers.  In addition, contractual amendments to the existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us.  For instance, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed silica, and our current fumed silica supply agreement with Cabot Corporation expires December 31, 2012.  We are in the process of working with Cabot Corporation to negotiate the terms of a new agreement for continued supply of fumed silica; however, at present such negotiations are not complete and any final terms could have an adverse effect on our business.  Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 87%, 86% and 86% of our revenue was generated by sales to customers outside of the United States for the fiscal 2012, 2011 and 2010, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also encounter risks that we may not be able to repatriate earnings from certain of our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the former litigation between us and a competitor, in which the validity of all of our patents at issue in the matter was upheld as further described in Part 1, Item 3 under the heading “Legal Proceedings”, could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

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

We owned auction rate securities (ARS) with an estimated fair value of $8.0 million ($8.2 million par value) at September 30, 2012, which were classified as other long-term assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not improve, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements by, and changes in market evaluations of, us or participants in the semiconductor and related industries; changes in business or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital management strategy, including the incurrence of debt; and trading volume of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal U.S. facilities that we or our subsidiaries own consist of:

▪	a global headquarters and research and development facility in Aurora, Illinois, comprising approximately 200,000 square feet;
▪	a commercial slurry manufacturing plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet;
▪	a commercial polishing pad manufacturing plant and offices in Aurora, Illinois, comprising approximately 48,000 square feet;
▪	an additional 13.2 acres of vacant land in Aurora, Illinois; and
▪	a facility in Addison, Illinois, comprising approximately 15,000 square feet.

In addition, we lease a facility in Rochester, New York, comprising approximately 23,000 square feet.

Our principal foreign facilities that we or our subsidiaries own consist of:

▪	a commercial slurry manufacturing plant, automated warehouse, research and development facility and offices in Kaohsiung County, Taiwan, comprising approximately 170,000 square feet;
▪	a commercial slurry manufacturing plant and distribution center, and a development and technical support facility in Geino, Japan, comprising approximately 144,000 square feet;
▪	a commercial slurry manufacturing plant, research and development facility and offices in Oseong, South Korea, comprising approximately 56,000 square feet.

Our principal foreign facilities that we lease consist of:

▪	an office, laboratory and commercial polishing pad manufacturing plant in Hsin-Chu, Taiwan, comprising approximately 31,000 square feet;
▪	a commercial slurry manufacturing plant, research and development facility and business office in Singapore, comprising approximately 24,000 square feet.

We believe that our facilities are suitable and adequate for their intended purpose and provide us with sufficient capacity and capacity expansion opportunities and technological capability to meet our current and expected demand in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in 2011, we concluded litigation in the United States against a competitor in which the validity of certain of our CMP slurry patents for tungsten CMP was upheld, although the specific competitive products at issue were found to not infringe the claims at issue.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers and their ages as of October 31, 2012.

NAME	AGE	POSITION

William P. Noglows	54	Chairman of the Board, President and Chief Executive Officer
H. Carol Bernstein	52	Vice President, Secretary and General Counsel
Yumiko Damashek	56	Vice President, Japan and Operations in Asia
William S. Johnson	55	Vice President and Chief Financial Officer
David H. Li	39	Vice President, Asia Pacific Region
Ananth Naman	42	Vice President, Research and Development
Daniel J. Pike	49	Vice President, Corporate Development
Lisa A. Polezoes	48	Vice President, Human Resources
Stephen R. Smith	53	Vice President, Marketing
Adam F. Weisman	50	Vice President, Business Operations
Daniel S. Wobby	49	Vice President, Global Sales
Thomas S. Roman	51	Principal Accounting Officer and Corporate Controller

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

DAVID H. LI has served as our Vice President, Asia Pacific Region since June 2008.  Prior to that, Mr. Li served as Managing Director of South Korea and China since February 2007.  Previously, Mr. Li served as our Global Business Director for Tungsten and Advanced Dielectrics from 2005 to February 2007.  Mr. Li held a variety of leadership positions for us in operations, sourcing and investor relations between 1998 and 2005.  Prior to joining us, Mr. Li worked for UOP in marketing and process engineering.  Mr. Li received a B.S. in Chemical Engineering from Purdue University and an M.B.A. from Northwestern University.

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

DANIEL J. PIKE has served as our Vice President of Corporate Development since January 2004 and prior to that was our Vice President of Operations from December 1999.  Mr. Pike served as Director of Global Operations for a division of Cabot Corporation from 1996 to 1999.  Prior to that, Mr. Pike worked for FMC Corporation in various marketing and finance positions.  Mr. Pike received his B.S. in Chemical Engineering from the University of Buffalo and his M.B.A. from the University of Pennsylvania.

LISA A. POLEZOES has served as our Vice President of Human Resources since October 2012.  Prior to that, Ms. Polezoes was our Global Director of Human Resources from August 2006, and previously had been our Director of Global Compensation and Benefits from 2005.  Prior to joining us, Ms. Polezoes had various human resources and management positions at Praxair, Montgomery Ward and Hyatt Corporation.  Ms. Polezoes received her B.S. in Institutional Management from Purdue University and her M.B.A. from Benedictine University.

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

THOMAS S. ROMAN has served as our Corporate Controller and Principal Accounting Officer since February 2004 and previously served as our North American Controller.  Prior to joining us in April 2000, Mr. Roman was employed by FMC Corporation in various financial reporting, tax and audit positions.  Before that, Mr. Roman worked for Gould Electronics and Arthur Andersen LLP.  Mr. Roman is a C.P.A. and earned a B.S. in Accounting from the University of Illinois and an M.B.A. from DePaul University.

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

		HIGH	LOW
Fiscal 2011
	First Quarter	42.80	32.22
	Second Quarter	52.25	40.80
	Third Quarter	51.88	43.18
	Fourth Quarter	48.21	34.39
Fiscal 2012
	First Quarter	48.39	33.09
	Second Quarter	52.50	33.89
	Third Quarter	39.82	28.11
	Fourth Quarter	35.93	28.14
Fiscal 2013 First Quarter (through October 31, 2012)		35.09	29.17

As of October 31, 2012, there were approximately 929 holders of record of our common stock.  In December 2011, we announced a new capital management initiative for our Company, which included a leveraged recapitalization with a special cash dividend of $15 per share and an increase in the amount available under our share repurchase program.  On February 13, 2012, our Board of Directors declared the special cash dividend of $15 per share, or $347.1 million in aggregate, to the Company’s stockholders with a dividend payment date of March 1, 2012.  The low price of our common stock shown above for the second quarter of fiscal 2012, as well as the high and low prices shown for the third and fourth quarters of fiscal 2012, reflect the period after the payment of the special cash dividend.  No dividends were declared or paid in fiscal 2011 or prior to the special cash dividend, and we have no current plans to pay cash dividends in the future.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jul. 1 through Jul. 31, 2012	20	$28.76	-	$140,000
Aug. 1 through Aug. 31, 2012	241,000	$31.87	241,000	$132,319
Sep. 1 through Sep. 30, 2012	67,645	$34.30	67,645	$130,000
Total	308,665	$32.40	308,645	$130,000

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our new capital management initiative, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  We repurchased 929,407 shares for $33.0 million in fiscal 2012 under this program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Separate from this share repurchase program, a total of 37,304 shares were purchased during fiscal 2012 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

EQUITY COMPENSATION PLAN INFORMATION

See Part II, Item 12 of this Form 10-K for information regarding shares of common stock that may be issued under the Company’s existing equity compensation plans.

STOCK PERFORMANCE GRAPH

The following graph illustrates the cumulative total stockholder return on our common stock during the period from September 30, 2007 through September 30, 2012 and compares it with the cumulative total return on the NASDAQ Composite Index and the Philadelphia Semiconductor Index.  The comparison assumes $100 was invested on September 30, 2007 in our common stock and in each of the foregoing indices and assumes reinvestment of the special cash dividend paid in fiscal 2012.  The performance shown is not necessarily indicative of future performance.  See “Risk Factors” in Part I, Item 1A above.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cabot Microelectronics Corporation, the NASDAQ Composite Index, and the PHLX Semiconductor Index

$140
$120
$100
$80
$60
$40
$20
$0
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
Cabot Microelectronics Corporation
NASDAQ Composite
PHLX Semiconductor

*$100 invested on 9/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09	3/10

Cabot Microelectronics Corporation	100.00	84.00	75.20	77.54	75.04	60.98	56.21	66.18	81.54	77.10	88.49
NASDAQ Composite	100.00	96.04	80.51	81.48	69.59	56.69	53.28	64.21	74.90	79.18	82.59
Philadelphia Semiconductor	100.00	95.66	87.22	90.83	77.39	61.34	67.70	74.21	90.32	96.78	94.85

	6/10	9/10	12/10	3/11	6/11	9/11	12/11	3/12	6/12	9/12

Cabot Microelectronics Corporation	80.91	75.27	96.96	122.22	108.70	80.44	110.53	129.75	97.48	117.27
NASDAQ Composite	73.97	84.99	93.86	99.57	98.43	86.87	94.82	108.29	105.27	110.79
Philadelphia Semiconductor	86.58	91.48	110.04	110.61	112.90	100.44	111.85	132.24	120.05	127.57

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for each year of the five-year period ended September 30, 2012, has been derived from the audited consolidated financial statements.

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

CABOT MICROELECTRONICS CORPORATION
SELECTED FINANCIAL DATA - FIVE YEAR SUMMARY
(Amounts in thousands, except per share amounts)

	Year Ended September 30,
	2012 *	2011	2010	2009	2008
Consolidated Statement of Income Data:
Revenue	$427,657	$445,442	$408,201	$291,372	$375,069
Cost of goods sold	223,630	231,336	204,704	162,918	200,596
Gross profit	204,027	214,106	203,497	128,454	174,473

Operating expenses:
Research, development and technical	58,642	58,035	51,818	48,150	49,155
Selling and marketing	29,516	29,758	26,885	22,239	28,281
General and administrative	49,345	45,928	50,783	40,632	47,595
Purchased in-process research and development	-	-	-	1,410	-
Total operating expenses	137,503	133,721	129,486	112,431	125,031

Operating income	66,524	80,385	74,011	16,023	49,442

Interest expense	2,309	155	233	365	395
Other income (expense), net	(1,344)	(1,318)	(501)	964	5,843
Income before income taxes	62,871	78,912	73,277	16,622	54,890
Provision for income taxes	22,045	27,250	23,819	5,435	16,552
Net income	$40,826	$51,662	$49,458	$11,187	$38,338

Basic earnings per share	$1.81	$2.26	$2.14	$0.48	$1.64

Weighted average basic shares outstanding	22,506	22,896	23,084	23,079	23,315

Diluted earnings per share	$1.75	$2.20	$2.13	$0.48	$1.64

Weighted average diluted shares outstanding	23,280	23,435	23,273	23,096	23,348

Cash dividends per share	$15.00	$-	$-	$-	$-

	As of September 30,
	2012 *	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Current assets	$317,888	$430,405	$381,029	$316,852	$330,592
Property, plant and equipment, net	125,020	130,791	115,811	122,782	115,843
Other assets	74,917	67,033	74,916	75,510	31,002
Total assets	$517,825	$628,229	$571,756	$515,144	$477,437

Current liabilities	$63,219	$55,550	$53,330	$39,536	$37,801
Long-term debt	161,875	-	-	-	-
Other long-term liabilities	9,140	6,325	4,083	4,879	5,403
Total liabilities	234,234	61,875	57,413	44,415	43,204
Stockholders' equity	283,591	566,354	514,343	470,729	434,233
Total liabilities and stockholders' equity	$517,825	$628,229	$571,756	$515,144	$477,437

* In fiscal 2012, in conjunction with a new capital management initiative, we completed a leveraged recapitalization and paid a special cash dividend of $15.00 per share, or $347.1 million in the aggregate. The dividend was funded with a $175.0 million term loan and $172.1 million of existing Company cash balances.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-K are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events, regulatory or legislative activity, or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the acquisition of or investment in other entities; uses and investment of the Company’s cash balance; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; and the construction and operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

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

In December 2011, we announced a new capital management initiative for our Company, which included a planned leveraged recapitalization with a special cash dividend and an increase in the authorization available under our existing share repurchase program, which we believed would more efficiently allocate the Company’s capital and provide additional value to our stockholders.  In the second quarter of fiscal 2012, we completed the leveraged recapitalization and paid the special cash dividend.  We entered into a credit agreement (the “Credit Agreement”), which provided us with a $175.0 million, five-year term loan (the “Term Loan”), and a $100.0 million revolving credit facility (the “Revolving Credit Facility”).   See “Liquidity and Capital Resources” later in this MD&A for a more detailed discussion of our Credit Agreement.  On February 13, 2012, our Board of Directors declared a special cash dividend of $15 per share to the Company’s stockholders with a dividend payment date of March 1, 2012.  The dividend, in the aggregate amount of $347.1 million, was paid on the dividend payment date, with $175.0 million funded by the Term Loan and the remaining $172.1 million funded with existing Company cash balances.

Our fiscal 2012 results reflected a strengthening of demand for our products during the second half of the fiscal year after the soft industry demand conditions we saw during the first half of the fiscal year.  We saw solid demand in Korea and at certain foundries within the semiconductor industry, partially offset by what we believe was softer demand from the DRAM memory segment.  At the end of our fourth fiscal quarter of 2012, we began to see signs of softening of demand within the semiconductor industry that we believe may persist into calendar 2013.  There appears to be uncertainty within the industry, which is compounded by continued macroeconomic uncertainty.  However, we believe there are long-term growth opportunities with the continuation of positive trends in mobile connectivity, mobile internet devices, such as tablets and smart phones, cloud computing and emerging markets.  There are many factors, that make it difficult for us to predict future revenue trends for our business, including those discussed in Part I, Item 1A entitled “Risk Factors” in this Form 10-K.

Revenue for fiscal 2012 was $427.7 million, which represented a decrease of 4.0% from the record $445.4 million reported for fiscal 2011.  The decrease in revenue from fiscal 2011 was primarily due to the soft industry conditions during the first half of the fiscal year.  In spite of the challenging industry and macroeconomic conditions, we were able to grow both our polishing pads business and our ESF business.  We also increased our revenue in South Korea by approximately 22% from fiscal 2011. South Korea has been an area of strategic emphasis for the Company since it represents the second largest CMP consumables market in the world.

Gross profit expressed as a percentage of revenue for fiscal 2012 was 47.7%, which represents a decrease from the 48.1% reported for fiscal 2011, but was near the upper end of our full year guidance range of 46% to 48% of revenue.  The decrease in gross profit percentage from fiscal 2011 was primarily due to higher fixed manufacturing costs, pricing impacts, and lower sales and production volumes, partially offset by lower variable manufacturing costs and higher manufacturing yields.  We expect our gross profit for full fiscal year 2013 to continue to be in the range of 46% to 48% of revenue.  However, we may experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and changes in our product mix, which may cause our quarterly gross profit to be above or below this range.

Operating expenses of $137.5 million, which include research, development and technical, selling and marketing, and general and administrative expenses, increased 2.8%, or $3.8 million, from the $133.7 million reported for fiscal 2011.  The increase was primarily due to bad debt expense related to a customer bankruptcy that we reported in the second quarter of fiscal 2012, costs associated with our leveraged recapitalization with a special cash dividend, and higher expenses for research and development materials.  These increases were partially offset by lower staffing-related costs.  In fiscal 2013, we expect our full year operating expenses to be in the range of $132 million to $136 million.

Diluted earnings per share of $1.75 in fiscal 2012 decreased 20.4%, or $0.45, from the record $2.20 reported in fiscal 2011.  The decrease was primarily due to decreased sales volume, a lower gross profit percentage, higher operating expenses noted above, and interest expense on our Term Loan.  Diluted earnings per share in fiscal 2012 included $0.20 in adverse items including the bad debt expense related to a customer bankruptcy and costs associated with our leveraged recapitalization with a special cash dividend, as well as $0.06 for interest expense on our Term Loan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This MD&A, as well as disclosures included elsewhere in this Form 10-K, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to bad debt expense, warranty obligations, inventory valuation, valuation and classification of auction rate securities, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, share-based compensation, income taxes and contingencies.  We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances.  While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded.  In fiscal 2012, we recorded $3.7 million in bad debt expense for Elpida Memory, Inc. (Elpida), a significant customer in Japan that filed for bankruptcy protection in February 2012.  We will continue to monitor the financial solvency of all of our customers and, if global economic conditions worsen, we may have to record additional increases to our allowance for doubtful accounts.  As of September 30, 2012, our allowance for doubtful accounts represented 8.2% of gross accounts receivable.  If we had increased our estimate of bad debts to 9.2% of gross accounts receivable, our general and administrative expenses would have increased by $0.6 million.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability may be required.  As of September 30, 2012, our warranty reserve represented 0.3% of the current quarter revenue.  If we had increased our warranty reserve estimate to 1.3% of the current quarter revenue, our cost of goods sold would have increased by $1.1 million.

INVENTORY VALUATION

We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable.  An inventory reserve is maintained based upon a historical percentage of actual inventories written off applied against the inventory value at the end of the period, adjusted for known conditions and circumstances.  We exercise judgment in estimating the amount of inventory that is obsolete.  Should actual product marketability and fitness for use be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required.  If we had increased our reserve for obsolete inventory at September 30, 2012 by 10%, our cost of goods sold would have increased by $0.2 million.

VALUATION AND CLASSIFICATION OF AUCTION RATE SECURITIES

As of September 30, 2012, we owned two auction rate securities (ARS) with an estimated fair value of $8.0 million ($8.2 million par value) which are classified as other long-term assets on our Consolidated Balance Sheet.  In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.  Historically, these periodic auctions provided a liquid market for these securities.  Beginning in 2008, general uncertainties in the global credit markets reduced liquidity in the ARS market, and this illiquidity continues.

As discussed in Notes 3 and 7 of the Notes to the Consolidated Financial Statements, we have recorded a temporary impairment of $0.2 million, net of tax, in the value of one of our ARS in other comprehensive income.  The calculation of fair value and the balance sheet classification for our ARS requires critical judgments and estimates by management including an appropriate discount rate and the probabilities that a security may be monetized through a future successful auction, of a refinancing of the underlying debt, of a default in payment by the issuer, and of payments not being made by the bond insurance carrier in the event of default by the issuer.  An other-than-temporary impairment must be recorded when a credit loss exists; that is when the present value of the expected cash flows from a debt security is less than the amortized cost basis of the security.  We performed two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, and we applied a risk factor to reflect current liquidity issues in the ARS market.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.  We also considered the probability of default in payment by the issuer of the securities, the strength of the insurance backing and the probability of failure by the insurance carrier in the case of default by the issuer of the securities.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered these developments, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  We do not intend to sell the securities at a loss and we believe we will not be required to sell the securities at a loss in the future.  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if the issuing municipalities are unable to pay their debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, we may not be able to monetize our securities in the near term and may be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

We assess the recoverability of the carrying value of long-lived assets, including finite lived intangible assets, whenever events or changes in circumstances indicate that the assets may be impaired.  We must exercise judgment in assessing whether an event of impairment has occurred.  For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We must exercise judgment in this grouping.  If the sum of the undiscounted future cash flows expected to result from the identified asset group is less than the carrying value of the asset group, an impairment provision may be required.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset group from the net book value of the asset group.  Determining future cash flows and estimating fair values require significant judgment and are highly susceptible to change from period to period because they require management to make assumptions about future sales and cost of sales generally over a long-term period.  As a result of assessments performed during fiscal 2012, we recorded $1.0 million in impairment expense primarily related to the decision to write-off certain operational assets at one of our foreign locations.  In each of fiscal years 2011 and 2010, we recorded $0.2 million in impairment expense.

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

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We had three reporting units to which we allocated goodwill and intangible assets as of September 30, 2012, the date of our annual impairment test.  Initially, our Company had only one reporting unit as we were created from a division of our former parent company, Cabot Corporation, and we identified associated goodwill and intangible assets under one reporting unit at that time.  Other amounts of goodwill and intangible assets have been attributed to acquired businesses at the time of acquisition through the use of independent appraisal firms.

Prior to fiscal 2011, we determined the fair value of our reporting units using a discounted cash flow analysis (“step one” analysis) of our projected future results.  As discussed in Notes 2 and 6 of the Notes to the Consolidated Financial Statements, effective September 30, 2011, we adopted new accounting pronouncements related to our goodwill impairment analysis.  The new accounting guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“step zero” analysis).  In fiscal 2012 and 2011, we used this new guidance in our annual impairment analysis for goodwill because our cash flows for all of our reporting units continued to show positive trends.

Prior to fiscal 2012, the recoverability of indefinite lived intangible assets was measured using the royalty savings method.  As discussed in Notes 2 and 6 of the Notes to the Consolidated Financial Statements, effective September 30, 2012, we adopted new accounting pronouncements related to our indefinite-lived intangible assets impairment review.  The new accounting guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset unit is less than its carrying amount.  In fiscal 2012, we used this new guidance in our annual impairment review.

As a result of the review performed in the fourth quarter of fiscal 2012, we determined that there was no impairment of our goodwill and intangible assets as of September 30, 2012.

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  Prior to fiscal 2012, we calculated the expected term of our stock options using the simplified method, due to our limited amount of historical option exercise data, and we added a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  We experienced a significant increase in the volume of stock option exercises in fiscal 2011.  Consequently, we used this exercise data, as well as historical exercise data, to calculate the expected term of our stock options granted in fiscal 2012, rather than using the simplified method, and we continued to add a slight premium for employees who meet the definition of retirement eligible under their grant terms.  The expected term we calculated using option exercise history was within 1% of the expected term calculated under the simplified method.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of award.

ACCOUNTING FOR INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal 2012, 2011 and 2010, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriating the earnings to the U.S.  See the section titled “Liquidity and Capital Resources” in this MD&A and Note 15 of the Notes to the Consolidated Financial Statements for additional information on income taxes and permanent reinvestment.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

	Year Ended September 30,
	2012	2011	2010

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	52.3	51.9	50.1
Gross profit	47.7	48.1	49.9

Research, development and technical	13.7	13.1	12.7
Selling and marketing	6.9	6.7	6.6
General and administrative	11.6	10.3	12.5
Operating income	15.5	18.0	18.1
Interest expense	0.5	0.0	0.1
Other income (expense), net	(0.3)	(0.3)	(0.1)
Income before income taxes	14.7	17.7	17.9
Provision for income taxes	5.2	6.1	5.8

Net income	9.5%	11.6%	12.1%

The results of operations for fiscal 2012 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  These adjustments included the correction of historical tax accounting related to the acquisition of Epoch Material Co., Ltd. (Epoch) in fiscal 2009 and the correction of prior period remeasurement of certain foreign cash balances into their functional currency amounts, which were recorded in the third quarter of fiscal 2012, and the correction of additional historical tax accounting recorded in the fourth quarter of fiscal 2012.  The correction of tax accounting related to the Epoch acquisition resulted in additional income tax expense of $0.2 million in the Consolidated Statement of Income and adjustments to the Consolidated Balance Sheet including: an increase of $2.2 million of cumulative translation adjustment within accumulated other comprehensive income (CTA); an increase in goodwill of $1.7 million; and a decrease of $0.3 million in deferred tax liabilities.  The correction of the historical remeasurement of certain foreign cash balances resulted in $0.3 million of additional expense ($0.2 million, net of tax) included in other income (Expense) on the Consolidated Statement of Income.  The correction of tax accounting in the fourth quarter resulted in additional income tax expense of $0.8 million and adjustments to the Consolidated Balance Sheet including: a decrease of $1.1 million in deferred tax liabilities; a decrease of $0.1 million in deferred tax assets; a decrease of $0.9 million in income taxes receivable; and an increase of $1.0 million in CTA.  Collectively, these adjustments reduced net income for fiscal 2012 by $1.2 million and diluted earnings per share for the same period by approximately $0.05.

YEAR ENDED SEPTEMBER 30, 2012, VERSUS YEAR ENDED SEPTEMBER 30, 2011

REVENUE

Revenue was $427.7 million in fiscal 2012, which represented a decrease of 4.0%, or $17.8 million, from fiscal 2011.  The decrease in revenue was driven by a $29.3 million decrease in sales volume and a $6.1 million decrease due to pricing impacts.  These decreases were partially offset by a $16.1 million increase in revenue due to a higher-priced product mix and a $1.3 million increase due to the effect of foreign exchange rate changes.  Revenue from our polishing pad business increased 8.6% from fiscal 2011 and revenue from our ESF business increased slightly.  Revenue in fiscal 2012 from our tungsten, dielectric, copper and data storage slurry product lines all decreased from fiscal 2011.  We saw a strengthening of demand in the second half of fiscal 2012 after a period of softer demand during the first half of the fiscal year.  However, we began to see signs of softening of demand at the end of our fourth fiscal quarter which may extend into calendar 2013.  We continue to be cautious regarding future demand trends due to uncertainty within the semiconductor industry, compounded by continued macroeconomic uncertainty.

COST OF GOODS SOLD

Total cost of goods sold was $223.6 million in fiscal 2012, which represented a decrease of 3.3%, or $7.7 million, from fiscal 2011.  The decrease in cost of goods sold was primarily due to $15.2 million from decreased sales volume, an $8.4 million decrease due to higher manufacturing yields, and a $1.9 million decrease due to lower logistics costs.  These decreases in cost of goods sold were partially offset by a $11.5 million increase due to a higher-cost product mix, a $4.4 million increase due to higher fixed manufacturing costs, including costs at our new facility in South Korea, and a $1.5 million increase due to the effect of foreign exchange rate changes.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.7% in fiscal 2012 as compared to 48.1% for fiscal 2011.  The decrease in gross profit as a percentage of revenue was primarily due to higher fixed manufacturing costs, pricing impacts and decreased sales and production volumes, partially offset by lower variable manufacturing costs and higher manufacturing yields.  We expect our gross profit percentage for full fiscal year 2013 to be in the range of 46% to 48%, which is unchanged from the full year guidance for fiscal 2012.  However, we may experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and changes in our product mix, which may cause our quarterly gross profit to be above or below this range.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $58.6 million in fiscal 2012, which represented an increase of 1.0%, or $0.6 million, from fiscal 2011.  The increase was primarily due to $1.5 million in higher expenses for research and development materials and $0.5 million in higher sample costs, partially offset by $1.6 million in lower staffing-related costs, including costs related to our annual incentive cash bonus program (AIP).

Our research, development and technical efforts are focused on the following main areas:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP consumable products, including collaboration on joint development projects with our customers;
•	Process development to support rapid and effective commercialization of new products;
•	Technical support of CMP products in our customers’ development and manufacturing facilities; and,
•	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $29.5 million in fiscal 2012, which represented a decrease of 0.8%, or $0.2 million, from fiscal 2011.  The decrease was primarily due to $0.5 million in lower depreciation and amortization expense and $0.3 million in lower professional fees, partially offset by $0.4 million in higher staffing related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $49.3 million in fiscal 2012, which represented an increase of 7.4%, or $3.4 million, from fiscal 2011.  The increase was primarily due to $3.8 million in higher bad debt expense, of which $3.7 million related to a customer bankruptcy filing, and $1.5 million in higher professional fees, including fees associated with our leveraged recapitalization with a special cash dividend.  These increases were partially offset by $1.8 million in lower staffing-related costs, including costs associated with our AIP.

INTEREST EXPENSE

Interest expense was $2.3 million in fiscal 2012, which represented an increase of $2.2 million from fiscal 2011.  The increase was due to interest expense recorded on the Term Loan, as discussed in the Overview section of this MD&A and in Note 9 of the Notes to the Consolidated Financial Statements, which was used to partially fund the special cash dividend we paid in fiscal 2012.

OTHER INCOME (EXPENSE), NET

Other expense was $1.3 million in both fiscal 2012 and 2011.  Other expense includes $0.3 million in amortization of prepaid debt costs as well as gains and losses on transactions denominated in foreign currencies, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 10 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 35.1% in fiscal 2012 compared to 34.5% in fiscal 2011.  The increase in the effective tax rate was primarily due the expiration of the U.S. research and experimentation tax credit effective December 31, 2011, decreased income in certain foreign subsidiaries where we have elected to permanently reinvest earnings, which are taxed at lower rates than in the U.S., and certain adjustments made to prior year tax estimates.  These increases were partially offset by decreased tax effects on share-based compensation and the decreased taxable executive compensation in excess of limits defined in section 162(m) of the Internal Revenue Code.  As discussed above at the beginning of the “Results of Operations” section of this MD&A, our income tax provision in fiscal 2012 included various non-material adjustments to correct prior period amounts, which resulted in additional income tax expense of $1.0 million.  As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, our income tax provision in fiscal 2011 included adjustments to correct prior period amounts, including $0.7 million in tax expense related to executive compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded, and the reversal of a $0.5 million deferred tax asset related to certain share-based compensation expense.

NET INCOME

Net income was $40.8 million in fiscal 2012, which represented a decrease of 21.0%, or $10.8 million, from fiscal 2011.  The decrease was primarily due to decreased sales volume coupled with a lower gross profit percentage, increased bad debt expense related to a customer bankruptcy filing, the expenses associated with our leveraged recapitalization with a special cash dividend, increased interest expense and a higher effective tax rate.

YEAR ENDED SEPTEMBER 30, 2011, VERSUS YEAR ENDED SEPTEMBER 30, 2010

REVENUE

Revenue was $445.4 million in fiscal 2011, which represented an increase of 9.1%, or $37.2 million, from fiscal 2010.  The increase in revenue was driven by a $35.6 million increase in sales volume, a $5.5 million increase due to the effect of foreign exchange rate changes, and a $4.7 million increase due to a higher-priced product mix.  These increases were partially offset by an $8.9 million decrease in revenue due to pricing impacts.  The economic and industry growth that we saw during fiscal 2010 continued into fiscal 2011.  However, we saw some softening of demand in the semiconductor industry in the second half of fiscal 2011 based on certain factors, including general uncertainty in the global economy and a modest correction of integrated circuit (IC) device inventory.

COST OF GOODS SOLD

Total cost of goods sold was $231.3 million in fiscal 2011, which represented an increase of 13.0%, or $26.6 million, from fiscal 2010.  The increase in cost of goods sold was primarily due to $17.8 million from increased sales volume due to increased demand for our products, a $9.5 million increase due to the effect of foreign exchange rate changes, a $6.9 million increase due to higher fixed manufacturing costs, a $1.8 million increase due to higher freight and packaging costs, a $1.3 million increase due to certain production variances and a $0.7 million increase due to higher sample costs.  These increases were partially offset by an $11.5 million decrease in cost of goods sold due to a lower-cost product mix.

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.1% in fiscal 2011 as compared to 49.9% for fiscal 2010.  The decrease in gross profit as a percentage of revenue was primarily due to higher fixed manufacturing costs, the negative effects of foreign exchange rate changes, pricing impacts and the absence of a raw material supplier credit we recognized in the first quarter of fiscal 2010 related to our achieving a certain volume threshold in calendar 2009, partially offset by a higher-valued product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $58.0 million in fiscal 2011, which represented an increase of 12.0%, or $6.2 million, from fiscal 2010.  The increase was primarily due to $3.6 million in higher staffing-related costs, related to higher staffing levels and separation costs related to the transition of one of our executive officers, and $2.2 million in higher expenses for research and development materials.

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

INTEREST EXPENSE

Interest expense was $0.2 million in both fiscal 2011 and 2010, which primarily represented interest expense on our capital lease obligations.

OTHER INCOME (EXPENSE), NET

Other expense was $1.3 million in fiscal 2011, compared to $0.5 million during fiscal 2010.  The increase in other expense was primarily due to $1.1 million in foreign exchange effects, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 10 of the Notes to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

We completed a leveraged recapitalization during our fiscal quarter ended March 31, 2012.  In conjunction with this recapitalization, we declared and paid a special cash dividend of $15 per share, or $347.1 million in aggregate.  We funded the dividend with $175.0 million from our Term Loan and $172.1 million of existing Company cash balances.

We had cash flows from operating activities of $66.4 million in fiscal 2012, $93.6 million in fiscal 2011 and $88.4 million in fiscal 2010.  Our cash provided by operating activities in fiscal 2012 originated from $40.8 million in net income and $38.1 million in non-cash items, partially offset by a $12.5 million decrease in cash flow due to a net increase in working capital.  The decrease in cash from operations in fiscal 2012 from fiscal 2011 was primarily due to decreased net income and increases in working capital amounts associated with higher inventories and gross accounts receivable.  The increase in inventories was primarily due to raw material purchases made in the fourth quarter of fiscal 2012 for business continuity purposes as we negotiate the terms of a new supply agreement with an existing supplier to replace the current agreement, which will expire at the end of December 2012.  These negative cash flow effects were partially offset by the increase in bad debt expense, which is a non-cash expense, and changes in the timing and magnitude of income tax payments.

We used $19.7 million in investing activities in fiscal 2012, of which $19.6 million represented purchases of property, plant and equipment.  Capital expenditures in fiscal 2012 included the completion of payment for the fiscal 2011 construction of our facility in South Korea.  We used $28.2 million in investing activities in fiscal 2011 of which $28.1 million represented purchases of property, plant and equipment.  Capital expenditures in fiscal 2011 included the majority of costs associated with the construction of our facility in South Korea and capacity expansions of our Japan and Singapore facilities, net of the amounts that remained in accounts payable and accrued expenses at the end of the fiscal year.  We used $11.9 million in investing activities in fiscal 2010 representing $11.7 million in purchases of property, plant and equipment and $0.2 million in other investing cash outflows.  We estimate that our total capital expenditures in fiscal 2013 will be between $20 million and $25 million.

In fiscal 2012, cash flows used in financing activities were $171.7 million.  We used $347.1 million to fund the special cash dividend paid in the quarter ended March 31, 2012, $33.0 million to repurchase common stock under our share repurchase program, $2.2 million to repay long-term debt and $1.5 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under our EIP and OIP.  We received $175.0 million from the drawdown of our Term Loan, $36.5 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010 (ESPP), and we received $0.6 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.  The issuance of stock in fiscal 2012 included 1.0 million shares in exercises of stock options, of which approximately half would have expired within one year, which increased our weighted average shares outstanding.  In fiscal 2011, cash flows used in financing activities were $17.9 million.  We used $54.1 million to repurchase common stock under our share repurchase program, $1.4 million to repurchase common stock pursuant to the terms of our EIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under the EIP, and we made $1.3 million in principal payments under capital lease obligations.  These cash outflows were partially offset by $38.1 million received from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to employees under our ESPP.  In addition, we received $0.8 million in tax benefits related to stock options exercised and vesting of restricted stock awarded under our EIP.  In fiscal 2010, cash flows used in financing activities were $23.5 million.  We used $25.0 million to repurchase common stock under our share repurchase plan, $0.8 million to repurchase common stock pursuant to the terms of our EIP for shares withheld from award recipients by the Company to cover payroll taxes on the vesting of restricted stock granted under the EIP, and we made $1.2 million in principal payments under capital lease obligations.  These cash outflows were partially offset by $3.4 million received from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to employees under our ESPP.

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  We repurchased 671,100 shares for $29.1 million under this program in fiscal 2011 and we repurchased 929,407 shares for $33.0 million during fiscal 2012 under this program.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our new capital management initiative, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  With this increased authorization, as of September 30, 2012, $130.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We repurchased 564,568 shares for $25.0 million during fiscal 2011 under a prior share repurchase program, which was completed during the fiscal quarter ended March 31, 2011.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the “Credit Facilities”.  The Credit Agreement provides us an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  The Term Loan was drawn on February 27, 2012 and the Revolving Credit Facility remains undrawn.  In connection with the Credit Agreement, we terminated our previously existing $50.0 million unsecured revolving credit facility.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through June 30, 2013 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  As of September 30, 2012, our consolidated leverage ratio was 1.60 to 1.00 and our consolidated fixed charge coverage ratio was 10.93 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.

As of September 30, 2012, we had $178.5 million of cash and cash equivalents, $27.9 million of which was held at foreign subsidiaries in Singapore and Taiwan where we have made a current election to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2012 and 2011, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$172.8	$10.9	$26.3	$135.6	$-
Interest expense and fees on long-term debt	13.2	3.7	6.2	3.3	-
Purchase obligations	27.0	26.0	0.3	0.3	0.4
Operating leases	8.4	2.8	3.3	1.8	0.5
Other long-term liabilities *	7.1	-	-	-	7.1
Total contractual obligations	$228.5	$43.4	$36.1	$141.0	$8.0

* We have excluded $2.0 million in deferred tax liabilities from the other long-term liability amounts presented as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.

INTEREST EXPENSE AND FEES ON LONG-TERM DEBT

Interest payments on long-term debt reflect LIBOR-based floating rates in effect at September 30, 2012.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our long-term debt.

PURCHASE OBLIGATIONS

We have entered into multi-year supply agreements with Cabot Corporation, our former parent company which is not a related party, for the purchase of certain fumed metal oxides.  We purchase fumed silica primarily under a fumed silica supply agreement with Cabot Corporation that became effective in January 2004, and was amended in September 2006 and in April 2008, the latter of which extended the termination date of the agreement from December 2009 to December 2012 and also changed the pricing and some other non-material terms of the agreement to the benefit of both parties.  We are generally obligated to purchase fumed silica for at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  We are currently working with Cabot Corporation to negotiate the terms of a new fumed silica supply agreement that we anticipate would take effect following the expiration of the current agreement; however, the terms of the new agreement may be different from those in the current agreement.  Since December 2001, we have purchased fumed alumina primarily under a fumed alumina supply agreement with Cabot Corporation that expired in December 2011.  We are now operating under a renewed fumed alumina supply agreement with Cabot Corporation, which expires in April 2013, under which we are obligated to pay certain fixed, capital and variable costs, and have certain take-or-pay obligations.  We currently anticipate we will not have to pay any shortfall under these agreements.  Under these agreements, Cabot Corporation continues to be our exclusive supplier of certain quantities and types of fumed silica and fumed alumina for certain products we produced as of the effective dates of these agreements.  Subject to certain terms, Cabot Corporation is prohibited from selling certain types of fumed alumina to third parties for use in CMP applications, as well as engaging itself in CMP applications.  If Cabot Corporation fails to supply us with our requirements for any reason, including if we require product specification changes that Cabot Corporation cannot meet, we have the right to purchase products meeting those specifications from other suppliers.  We also may purchase fumed alumina and fumed silica from other suppliers for certain products, including those commercialized after certain dates related to these agreements and their amendments.  Purchase obligations include an aggregate amount of $9.0 million of contractual commitments related to our Cabot Corporation agreements for fumed silica and fumed alumina.

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

OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2012 consist of liabilities related to our Japan retirement allowance, which represents approximately $5.7 million, our liability for future payments to be made under our Cabot Microelectronics Supplemental Employee Retirement Plan and our liability for uncertain tax positions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen and the New Taiwan dollar.  As noted in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, the negative effects of foreign exchange rate changes, primarily related to the Japanese yen, accounted for a decrease in our full fiscal year 2011 gross profit percentage compared to full fiscal year 2010.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  During fiscal 2012, we recorded $6.9 million in currency translation gains, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These gains primarily relate to changes in the U.S. dollar value of assets and liabilities transacted in foreign currencies based on the general fluctuations of the U.S. dollar relative to the Japanese yen and the New Taiwan dollar.  Approximately 13% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is reduced.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

There was a significant weakening of the U.S. dollar against the Japanese yen during our fiscal years 2010 and 2011, which had some negative impact on our results of operations.  We have performed a sensitivity analysis assuming a hypothetical additional 10% adverse movement in foreign exchange rates.  As of September 30, 2012, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At September 30, 2012, we have $172.8 million in long-term debt at variable interest rates.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.4 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At September 30, 2012, we owned two auction rate securities (ARS) with a total estimated fair value of $8.0 million ($8.2 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see “Risk Factors” set forth in Part I, Item 1A, “Critical Accounting Policies and Estimates” in MD&A in Part II, Item 7, and Notes 3 and 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	77

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Cabot Microelectronics Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Chicago, IL
November 20, 2012

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2012	2011	2010

Revenue	$427,657	$445,442	$408,201

Cost of goods sold	223,630	231,336	204,704

Gross profit	204,027	214,106	203,497

Operating expenses:
Research, development and technical	58,642	58,035	51,818
Selling and marketing	29,516	29,758	26,885
General and administrative	49,345	45,928	50,783
Total operating expenses	137,503	133,721	129,486

Operating income	66,524	80,385	74,011

Interest expense	2,309	155	233

Other income (expense), net	(1,344)	(1,318)	(501)

Income before income taxes	62,871	78,912	73,277

Provision for income taxes	22,045	27,250	23,819

Net income	$40,826	$51,662	$49,458

Basic earnings per share	$1.81	$2.26	$2.14

Weighted-average basic shares outstanding	22,506	22,896	23,084

Diluted earnings per share	$1.75	$2.20	$2.13

Weighted-average diluted shares outstanding	23,280	23,435	23,273

Dividends per share	$15.00	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$178,459	$302,546
Accounts receivable, less allowance for doubtful accounts of $4,757 at September 30, 2012, and $1,090 at September 30, 2011	53,506	52,747
Inventories	66,472	56,128
Prepaid expenses and other current assets	12,608	14,735
Deferred income taxes	6,843	4,249
Total current assets	317,888	430,405

Property, plant and equipment, net	125,020	130,791
Goodwill	44,620	41,148
Other intangible assets, net	12,473	14,651
Deferred income taxes	5,879	862
Other long-term assets	11,945	10,372
Total assets	$517,825	$628,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,542	$22,436
Current portion of long-term debt	10,937	-
Capital lease obligations	2	10
Accrued expenses, income taxes payable and other current liabilities	32,738	33,104
Total current liabilities	63,219	55,550

Long-term debt, net of current portion	161,875	-
Deferred income taxes	2,017	-
Capital lease obligations, net of current portion	19	2
Other long-term liabilities	7,104	6,323
Total liabilities	234,234	61,875

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 28,864,527 shares at September 30, 2012, and 27,652,336 shares at September 30, 2011	29	28
Capital in excess of par value of common stock	329,782	278,360
Retained earnings	129,441	435,429
Accumulated other comprehensive income	30,466	24,127
Treasury stock at cost, 5,682,288 shares at September 30, 2012, and 4,715,577 shares at September 30, 2011	(206,127)	(171,590)
Total stockholders’ equity	283,591	566,354

Total liabilities and stockholders’ equity	$517,825	$628,229

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$40,826	$51,662	$49,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,545	23,992	24,994
Provision for doubtful accounts	3,771	(18)	(113)
Share-based compensation expense	13,306	12,646	11,643
Deferred income tax expense (benefit)	(3,523)	4,934	(2,150)
Non-cash foreign exchange (gain)/loss	748	(212)	(498)
Loss on disposal of property, plant and equipment	247	140	107
Impairment of property, plant and equipment	968	198	158
Other	(925)	(723)	92
Changes in operating assets and liabilities:
Accounts receivable	(4,622)	6,623	(1,985)
Inventories	(10,228)	(2,816)	(5,715)
Prepaid expenses and other assets	432	(658)	(6,021)
Accounts payable	2,026	(1,021)	1,555
Accrued expenses, income taxes payable and other liabilities	(164)	(1,181)	16,860
Net cash provided by operating activities	66,407	93,566	88,385

Cash flows from investing activities:
Additions to property, plant and equipment	(19,586)	(28,052)	(11,657)
Proceeds from the sale of property, plant and equipment	8	41	2
Purchase of intangible assets	(155)	(200)	(315)
Proceeds from the sale of investments	50	25	50
Net cash used in investing activities	(19,683)	(28,186)	(11,920)

Cash flows from financing activities:
Dividends paid	(347,140)	-	-
Issuance of long-term debt	175,000	-	-
Repayment of long-term debt	(2,188)	-	-
Repurchases of common stock	(34,537)	(55,499)	(25,764)
Net proceeds from issuance of stock	36,497	38,051	3,429
Tax benefits associated with share-based compensation expense	636	830	-
Principal payments under capital lease obligations	(11)	(1,296)	(1,210)
Net cash used in financing activities	(171,743)	(17,914)	(23,545)

Effect of exchange rate changes on cash	932	916	1,292
Increase (decrease) in cash	(124,087)	48,382	54,212
Cash and cash equivalents at beginning of year	302,546	254,164	199,952
Cash and cash equivalents at end of year	$178,459	$302,546	$254,164

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,701	$19,788	$29,174
Cash paid for interest	$2,336	$158	$257

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of period	$1,894	$6,322	$974
Issuance of restricted stock	$6,374	$6,774	$4,985
Assets acquired under capital lease	$20	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

				Accumulated
		Capital		Other	Comprehensive
	Common	In Excess	Retained	Comprehensive	Income	Treasury
	Stock	Of Par	Earnings	Income	(net of tax)	Stock	Total
Balance at September 30, 2009	$26	$213,031	$334,309	$13,690		$(90,327)	$470,729

Share-based compensation expense		11,643					11,643
Repurchases of common stock under share repurchase plans, at cost						(24,998)	(24,998)
Repurchases of common stock - other, at cost						(766)	(766)
Exercise of stock options		2,283					2,283
Issuance of Cabot Microelectronics restricted stock under deposit share plan		45					45
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,101					1,101
Net income			49,458		$49,458
Foreign currency translation adjustment				4,580	4,580
Minimum pension liability adjustment				268	268
Total comprehensive income					$54,306		54,306

Balance at September 30, 2010	$26	$228,103	$383,767	$18,538		$(116,091)	$514,343

Share-based compensation expense		12,646					12,646
Repurchases of common stock under share repurchase plans, at cost						(54,106)	(54,106)
Repurchases of common stock - other, at cost						(1,393)	(1,393)
Exercise of stock options	2	35,953					35,955
Issuance of Cabot Microelectronics restricted stock under deposit share plan		145					145
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,951					1,951
Deferred tax effect of long-term incentives		(700)					(700)
Tax deduction for the exercise of stock options granted prior to the adoption of ASC 718		262					262
Net income			51,662		$51,662
Foreign currency translation adjustment				5,490	5,490
Minimum pension liability adjustment				99	99
Total comprehensive income					$57,251		57,251

Balance at September 30, 2011	$28	$278,360	$435,429	$24,127		$(171,590)	$566,354

Share-based compensation expense, net of compensation related to dividends on unvested restricted stock		12,980					12,980
Repurchases of common stock under share repurchase plans, at cost						(33,026)	(33,026)
Repurchases of common stock - other, at cost						(1,511)	(1,511)
Exercise of stock options	1	34,106					34,107
Issuance of Cabot Microelectronics restricted stock under deposit share plan		155					155
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,228					2,228
Dividends paid, net of expected forfeitures of unvested restricted stock			(346,814)				(346,814)
Tax deduction for the exercise of stock options granted prior to the adoption of ASC 718		498					498
Tax deduction for the dividend paid on unvested restricted stock, net of expected forfeitures		1,455					1,455
Net income			40,826		$40,826
Foreign currency translation adjustment				6,876	6,876
Minimum pension liability adjustment				(537)	(537)
Total comprehensive income					$47,165		47,165

Balance at September 30, 2012	$29	$329,782	$129,441	$30,466		$(206,127)	$283,591

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

Results of Operations

The results of operations for the fiscal year ended September 30, 2012 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  These adjustments included the correction of historical tax accounting related to the acquisition of Epoch Material Co., Ltd. (Epoch) in fiscal 2009 and the correction of prior period remeasurement of certain foreign cash balances into their functional currency amounts, which were recorded in the third quarter of fiscal 2012, and the correction of additional historical tax accounting recorded in the fourth quarter of fiscal 2012.  The correction of tax accounting related to the Epoch acquisition resulted in additional income tax expense of $172 in the Consolidated Statement of Income and adjustments to the Consolidated Balance Sheet including: an increase of $2,172 in cumulative translation adjustment within accumulated other comprehensive income (CTA); an increase of $1,712 in goodwill; and a decrease of $288 in deferred tax liabilities.  The correction of the historical remeasurement of certain foreign cash balances resulted in $333 of additional expense ($222, net of tax) included in other income (expense) on the Consolidated Statement of Income.  Additional tax accounting related corrections recorded in the fourth quarter resulted in additional income tax expense of $801 and adjustments to the Consolidated Balance Sheet including: a decrease of $1,104 in deferred tax liabilities; a decrease of $64 in deferred tax assets; a decrease of $891 in income tax receivable; and an increase of $950 in CTA.  Collectively, these adjustments reduced net income for fiscal 2012 by $1,195 and diluted earnings per share by approximately $0.05.

The results of operations for the fiscal year ended September 30, 2011 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  Adjustments in fiscal 2011 listed below related to: (1) $1,474 ($1,014, net of tax) in employer-paid fringe benefits for required contributions to our 401(k) Plan, Supplemental Employee Retirement Plan, and non-United States statutory pension plans as a result of our annual payment pursuant to our fiscal 2010 annual incentive cash bonus program (AIP); (2) income tax expense of $671 recorded for certain compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded; (3) the reversal of a $497 deferred tax asset regarding certain share-based compensation expense which is not subject to such tax treatment; (4) our under-accrual of $290 ($199, net of tax) for payments made pursuant to the AIP as a result of the calculation of results against goals under the AIP; and (5) other immaterial corrections to deferred tax assets and liabilities that reduced our income tax expense by $101.  Collectively, these adjustments reduced net income for fiscal 2011 by $2,280 and diluted earnings per share by approximately $0.10.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of September 30, 2012.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider investments in all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.  Short-term investments include securities generally having maturities of 90 days to one year.  We did not own any securities that were considered short-term as of September 30, 2012 or 2011.  See Note 3 for a more detailed discussion of other financial instruments.

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

Accounts receivable, net of allowances for doubtful accounts, was $53,506 as of September 30, 2012 and $52,747 as of September 30, 2011.  The increase was primarily due to the increase in revenue recorded in the fourth quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, partially offset by an increase in the allowance for doubtful accounts.  The increase in the allowance for doubtful accounts was primarily related to $3,727 in bad debt expense recorded in the second quarter of fiscal 2012 for Elpida Memory, Inc. (Elpida), a significant customer in Japan that filed for bankruptcy protection in February 2012.  Amounts charged to expense are recorded in general and administrative expenses.  Elpida owed the Company $3,727 in accounts receivable for shipments made prior to its bankruptcy filing.  To our understanding, Elpida’s bankruptcy plan has not been formally approved, and collection of any or all of this balance remains uncertain.  Consequently, we have maintained a reserve for the entire balance.  Elpida has been paying the Company on a current basis for all shipments made subsequent to its bankruptcy filing.  The Elpida receivable is denominated in Japanese yen, so it is subject to foreign exchange fluctuations which are included in the table below under the deductions and adjustments.  Our allowance for doubtful accounts changed during the fiscal year ended September 30, 2012 as follows:

Balance as of September 30, 2011	$1,090
Amounts charged to expense	3,771
Deductions and adjustments	(104)
Balance as of September 30, 2012	$4,757

See Schedule II under Part IV, Item 15 of this Form 10-K for more information on our allowance for doubtful accounts.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist principally of accounts receivable.  We perform ongoing credit evaluations of our customers' financial conditions and generally do not require collateral to secure accounts receivable.  Our exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry and global economy.  Prior to the one situation in fiscal 2012, we had not experienced significant losses relating to accounts receivable from individual customers or groups of customers.

Customers who represented more than 10% of revenue are as follows:

	Year Ended September 30,

	2012	2011	2010

Taiwan Semiconductor Manufacturing Co. (TSMC)	18%	17%	18%
Samsung	13%	10%	*
United Microelectronics Corporation (UMC)	*	*	11%
* denotes less than ten percent of total

TSMC accounted for 17.1% and 12.9% of net accounts receivable at September 30, 2012 and 2011, respectively.  Samsung accounted for 12.1% and 11.4% of net accounts receivable at September 30, 2012 and 2011, respectively.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The recorded amounts of cash, accounts receivable, and accounts payable approximate their fair values due to their short-term, highly liquid characteristics.  The fair value of our long-term auction rate securities (ARS) is determined through discounted cash flow analyses.  See Note 3 for a more detailed discussion of the fair value of financial instruments.

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

GOODWILL AND INTANGIBLE ASSETS

We amortize intangible assets with finite lives over their estimated useful lives, which range from one to ten and one-half years.  Intangible assets with finite lives are reviewed for impairment using a process similar to that used to evaluate other long-lived assets.  Goodwill and indefinite lived intangible assets are not amortized and are tested annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment, referred to as a component.  A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We had three reporting units to which we allocated goodwill and intangible assets as of September 30, 2012.  Goodwill impairment testing requires a comparison of the fair value of each reporting unit to the carrying value.  If the carrying value exceeds fair value, goodwill is considered impaired.  The amount of the impairment is the difference between the carrying value of goodwill and the “implied” fair value.  The fair value of the reporting unit may be determined using a discounted cash flow analysis of our projected future results.  As discussed later in this Note 2 under the heading “Effects of Recent Accounting Pronouncements”, an entity now has the option to assess qualitative factors to determine if the two-step impairment test must be performed.  We elected this option in both fiscal 2012 and 2011 when we performed our annual impairment review of goodwill.  As also discussed under “Effects of Recent Accounting Pronouncements”, an entity now has the option to assess qualitative factors in its impairment review of indefinite lived intangible assets.  We elected this option in fiscal 2012 when we performed our impairment review of our indefinite-lived intangible assets.  We determined that goodwill and other intangible assets were not impaired as of September 30, 2012.

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

FOREIGN EXCHANGE MANAGEMENT

We transact business in various foreign currencies, primarily the Japanese yen and New Taiwan dollar.  Our exposure to foreign currency exchange risks has not been significant because a large portion of our business is denominated in U.S. dollars.  However, there was a significant weakening of the U.S. dollar against the Japanese yen during our fiscal years 2010 and 2011, which had some negative impact on our results of operations.  As noted in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, the negative effects of foreign exchange rate changes, primarily related to the Japanese yen, accounted for an approximate 1.5 percentage point decline in our gross profit margin in fiscal 2011 compared to fiscal 2010.  Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting under the accounting rules for derivative instruments.  See Note 10 for a more detailed discussion of derivative financial instruments.

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

  We also maintain intercompany loan agreements between some of our wholly-owned foreign subsidiaries, including Cabot Microelectronics Singapore Pte. Ltd., Epoch Material Co., Ltd. in Taiwan and Hanguk Cabot Microelectronics, LLC in South Korea.  These loans have provided funds for the construction and operation of our research, development and manufacturing facility in South Korea.  These loans are also considered foreign currency transactions and are accounted for in the same manner as our intercompany loans to the K.K.

PURCHASE COMMITMENTS

We have entered into unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers.  We review our agreements and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.

REVENUE RECOGNITION

Revenue from CMP consumable products is recognized when title is transferred to the customer, provided acceptance and collectability are reasonably assured.  Title transfer generally occurs upon shipment to the customer or when inventory held on consignment is consumed by the customer, subject to the terms and conditions of the particular customer arrangement.  We have consignment agreements with a number of our customers that require, at a minimum, monthly consumption reports that enable us to record revenue and inventory usage in the appropriate period.

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

INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal 2012, 2011 and 2010, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriating the earnings to the U.S.  See Note 15 for additional information on income taxes.

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  Prior to fiscal 2012, we calculated the expected term of our stock options using the simplified method, due to our limited amount of historical option exercise data, and we added a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  We experienced a significant increase in the volume of stock option exercises in fiscal 2011.  Consequently, we used this exercise data, as well as historical exercise data, to calculate the expected term of our stock options granted in fiscal 2012, rather than using the simplified method, and we continued to add a slight premium for employees who meet the definition of retirement eligible under their grant terms.  The expected term we calculated using option exercise history was within 1% of the expected term calculated under the simplified method.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (ASU 2011-08).  The provisions of ASU 2011-08 provide an entity with the option to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  This qualitative assessment is referred to as a “step zero” approach.  If, based on the review of the qualitative factors, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the entity may skip the two-step impairment test required by prior accounting guidance.  If an entity determines otherwise, the first step (“step one”) of the two-step impairment test is required.  This new accounting guidance also gives the entity the option to bypass “step zero” and proceed directly to “step one”; an entity may resume performing “step zero” in any subsequent period.  ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted if the financial statements for the most recent annual or interim period have not yet been issued.  We chose to early adopt these new accounting provisions effective with our goodwill impairment review during the fourth quarter of fiscal 2011.  We determined, based upon our qualitative assessment, that “step one” was not required as there were no indications that the fair value of our reporting units was less than the carrying value.  See Note 6 for a more detailed discussion of our goodwill and intangible assets.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic) 350) – Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02).  The provisions of ASU 2012-20 provide an entity with the option to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If, based on the review of the qualitative factors, an entity determines it is not more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, no further action is required.  If an entity determines otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test required by prior accounting guidance.  Similar to under ASU 2011-08, the entity has the option to bypass the qualitative assessment and proceed directly to the fair value calculation and the entity may resume performing the qualitative analysis in any subsequent period.  ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted if the financial statements for the most recent annual or interim period have not yet been issued.  We chose to early adopt these new accounting provisions effective with our goodwill impairment review during the fourth quarter of fiscal 2012.  We determined, based upon our qualitative assessment, that the fair value calculation was not required as there were no indications that the fair value of our indefinite-lived intangible assets was less than their carrying value.  See Note 6 for a more detailed discussion of our goodwill and intangible assets.

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present financial assets that we measured at fair value on a recurring basis at September 30, 2012 and 2011.  As permitted under the relevant standards, we have chosen to not measure any of our liabilities at fair value as we believe our liabilities approximate their fair value due to their short-term, highly liquid characteristics.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

September 30, 2012	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$178,459	$-	$-	$178,459
Auction rate securities (ARS)	-	-	7,991	7,991
Other long-term investments	1,082	-	-	1,082
Total	$179,541	$-	$7,991	$187,532

September 30, 2011	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$302,546	$-	$-	$302,546
Auction rate securities (ARS)	-	-	8,041	8,041
Other long-term investments	827	-	-	827
Total	$303,373	$-	$8,041	$311,414

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP has been deemed a nonqualified plan.  Consequently, the Company owns the assets and the related liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset and long-term liability were adjusted to $1,082 in the fourth quarter of fiscal 2012 to reflect their fair value as of September 30, 2012.

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at September 30, 2012 and 2011.  Our ARS investments at September 30, 2012 consisted of two tax exempt municipal debt securities with a total par value of $8,225.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AA- by Standard and Poors.

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

Balance as of September 30, 2011	$8,041
Net sales of ARS	(50)
Balance as of September 30, 2012	$7,991

Based on our fair value assessment, we determined that one ARS continues to be impaired as of September 30, 2012.  This security has a fair value of $3,041 (par value $3,275).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we previously recorded.  We believe that this ARS is not permanently impaired because in the event of default by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, we successfully monetized at par value $50 of this security during our fiscal quarter ended March 31, 2012 and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of September 30, 2012.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered these developments, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  See Note 7 for more information on these investments.

4.  INVENTORIES

Inventories consisted of the following:

	September 30,
	2012	2011

Raw materials	$34,591	$26,217
Work in process	6,333	4,964
Finished goods	25,548	24,947
Total	$66,472	$56,128

The increase in our inventory balance at September 30, 2012 was primarily due to raw material purchases made for business continuity purposes as we negotiate the terms of a new supply agreement with an existing supplier to replace the current agreement, which will expire at the end of December 2012.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2012	2011

Land	$21,566	$21,597
Buildings	101,627	100,779
Machinery and equipment	181,117	171,595
Furniture and fixtures	6,417	6,247
Information systems	25,346	23,318
Capital leases	66	9,820
Construction in progress	4,890	5,166
Total property, plant and equipment	341,029	338,522
Less: accumulated depreciation and amortization of assets under
capital leases	(216,009)	(207,731)
Net property, plant and equipment	$125,020	$130,791

Depreciation expense, including amortization of assets recorded under capital leases, was $20,863, $21,271 and $22,568 for the years ended September 30, 2012, 2011 and 2010, respectively.

In fiscal 2012, we recorded $968 in impairment expense primarily related to the decision to write-off certain operational assets at one of our foreign locations in accordance with the applicable accounting standards for the impairment and disposal of long-lived assets.  Of this amount, $842 and $126 was included in cost of goods sold and selling and marketing expense, respectively.  Impairment expense for fiscal 2011 and 2010 was not material.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $44,620 and $41,148 as of September 30, 2012 and 2011, respectively.  The increase in goodwill was due to a $1,712 correction discussed in Note 1, related to the calculation of foreign deferred tax liabilities associated with our fiscal 2009 acquisition of Epoch, and to $1,760 in foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	September 30, 2012		September 30, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,387	$4,902	$8,266	$3,890
Acquired patents and licenses	8,270	6,775	8,115	6,446
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	12,586	6,283	12,154	4,738

Total other intangible assets subject to amortization	31,793	20,510	31,085	17,624

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,983	$20,510	$32,275	$17,624

* Total other intangible assets not subject to amortization primarily consist of trade names.

In fiscal 2012, we acquired $155 in other intangible assets, and other intangible assets increased by $553 due to foreign exchange fluctuations of the New Taiwan dollar.  In fiscal 2011, other intangible assets increased by $275 due to foreign exchange fluctuations of the New Taiwan dollar.

Goodwill and indefinite lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  We have consistently determined the fair value of our reporting units using a discounted cash flow analysis (“step one”) of our projected future results.  As discussed in Note 2 under the heading “Effects of Recent Accounting Pronouncements”, effective September 30, 2011, we adopted new accounting pronouncements related to our goodwill impairment analysis, which allows an entity to perform a “step zero” assessment of the fair value of their reporting units.  We used this new guidance in our annual impairment analysis for goodwill in both fiscal 2012 and 2011.  As also discussed in Note 2, in fiscal 2012, we adopted new accounting pronouncements related to our impairment review of indefinite-lived intangible assets, which allows a qualitative assessment of factors used in the impairment review.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact our assumptions may result in future impairment charges.  As a result of the review performed in the fourth quarter of fiscal 2012, we determined that there was no impairment of our goodwill and intangible assets as of September 30, 2012.

Amortization expense was $2,682, $2,720 and $2,426 for fiscal 2012, 2011 and 2010, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense

2013	$2,637
2014	2,510
2015	2,442
2016	2,020
2017	1,187

7.  OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	September 30,
	2012	2011

Auction rate securities	$7,991	$8,041
Other long-term assets	2,872	1,504
Other long-term investments	1,082	827
Total	$11,945	$10,372

As discussed in Note 3 of this Form 10-K, the two ARS that we owned as of September 30, 2012 are classified as long-term investments.  The securities are credit enhanced with bond insurance to an AA- credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we first recognized in fiscal 2008.  We continue to believe this decline in fair value is temporary based on: (1) the nature of the underlying debt; (2) the presence of bond insurance; (3) the fact that all interest payments have been received; (4) our successful monetization of $50 of this ARS during the quarter ended March 31, 2012; and (5) our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

As discussed in Note 3 of this Form 10-K, we recorded a long-term asset and a corresponding long-term liability of $1,082 representing the fair value of our SERP investments as of September 30, 2012.

8.  ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	September 30,
	2012	2011
Accrued compensation	$18,532	$23,922
Goods and services received, not yet invoiced	3,478	3,457
Deferred revenue and customer advances	3,341	2,420
Warranty accrual	359	384
Income taxes payable	2,843	-
Taxes, other than income taxes	1,041	808
Other	3,144	2,113
Total	$32,738	$33,104

The decrease in accrued compensation was primarily due to the payment of our AIP earned in fiscal 2011, partially offset by the accrual of our AIP related to fiscal 2012.  The income taxes payable represents amounts payable in foreign tax jurisdictions, which are presented gross of the income tax receivable amounts due from U.S. tax jurisdictions as of September 30, 2012.

9. DEBT

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

Borrowings under the Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the “Applicable Rate” (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the “Base Rate”, which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The initial Applicable Rate for borrowings under the Credit Facilities was 1.75% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans will bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we will pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% to 0.35%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in customary arrangement fees, upfront fees and administration fees, of which $537 and $1,800 remains in prepaid expenses and other current assets and other long-term assets, respectively, on our Consolidated Balance Sheet as of September 30, 2012.  We must also pay letter of credit fees as necessary.  We may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary “breakage” fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by each of our existing and future direct and indirect domestic subsidiaries (the “Guarantors”).  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and its domestic subsidiaries.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through June 30, 2013 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  As of September 30, 2012, our consolidated leverage ratio was 1.60 to 1.00 and our consolidated fixed charge coverage ratio was 10.93 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At September 30, 2012, we believe the fair value of the Term Loan approximates its carrying value of $172,812 as the loan bears a floating market rate of interest.  As of September 30, 2012, $10,937 of the debt outstanding is classified as short-term.

As of September 30, 2012, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
2013	$10,937
2014	10,938
2015	15,312
2016	21,875
2017	113,750
Total	$172,812

10. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At September 30, 2012, we had one forward foreign exchange contract selling Japanese Yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet, which was determined using Level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at September 30, 2012	Fair Value at September 30, 2011	Fair Value at September 30, 2012	Fair Value at September 30, 2011
Foreign exchange contracts	Prepaid expenses and other current assets	$38	$48	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$-	$-

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the fiscal years ended September 30, 2012, 2011 and 2010:

		Gain (Loss) Recognized in Statement of Income
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Statement of Income Location	September 30, 2012	September 30, 2011	September 30, 2010
Foreign exchange contracts	Other income (expense), net	$154	$(806)	$(555)

11.  SHARE-BASED COMPENSATION PLANS

EQUITY INCENTIVE PLAN AND OMNIBUS INCENTIVE PLAN

In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (the “EIP”), as amended and restated September 23, 2008.  On March 6, 2012, our stockholders approved our new 2012 Omnibus Incentive Plan (the “OIP”).  As of this time, all share-based awards are now being made from the OIP, and the EIP is no longer available for any awards.  The OIP is administered by the Compensation Committee of the Board of Directors and is intended to provide management with the flexibility to attract, retain and reward our employees, directors, consultants and advisors.  The OIP allows for the granting of six types of equity incentive awards: stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), performance-based awards and substitute awards.  The OIP also provides for cash incentive awards to be made.  Substitute awards under the OIP are those awards that, in connection with an acquisition, may be granted to employees, directors, consultants or advisors of the acquired company, in substitution for equity incentives held by them in the seller or the acquired company.  No SARs, performance awards, or substitute awards have been granted to date under either plan.  The OIP authorizes up to 4,934,444 shares of stock to be granted thereunder, including up to 2,030,952 shares of stock in the aggregate of awards other than options or SARs, and up to 2,538,690 incentive stock options.  The 4,934,444 shares of stock represents 2,901,360 shares of newly authorized shares and 2,033,084 shares previously available under the EIP.  In addition, shares that become available from awards under the EIP and the OIP because of events such as forfeitures, cancellations or expirations, or because shares subject to an award are withheld to satisfy tax withholding obligations, will also be available for issuance under the OIP.  Shares issued under our share-based compensation plans are issued from new shares rather than from treasury shares.

On March 2, 2012, we completed a leveraged recapitalization pursuant to which we paid a special cash dividend of $15 per share to our stockholders.  In conjunction with this recapitalization, the EIP and the OIP required us to proportionally adjust the shares available for issuance under them.  The number of shares available under the plans was increased by multiplying the number by a factor of 1.45068, representing the ratio of the official NASDAQ closing price of $51.92 per share on March 1, 2012, the dividend payment date, to the official NASDAQ opening price of $35.79 per share on March 2, 2012, the ex-dividend date.  The number of authorized shares in the OIP noted above includes the effects of this recapitalization.

Non-qualified stock options issued under the OIP, as they were under the EIP, are generally time-based and provide for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the award date.  Beginning in March 2011, non-qualified stock options granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date.  Compensation expense related to our stock option awards was $6,802, $6,871 and $7,081 in fiscal 2012, 2011 and 2010, respectively.  For additional information on our accounting for share-based compensation, see Note 2 to the consolidated financial statements.  Under the OIP, as under the EIP, employees may also be granted ISOs to purchase common stock at not less than the fair value on the date of the grant.  No ISOs have been granted to date under either plan.

Under the OIP, as under the EIP, employees and non-employees may be awarded shares of restricted stock or restricted stock units, which generally vest over a four-year period, with first vesting on the anniversary of the grant date.  Beginning in March 2011, restricted stock units granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date.  In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered.  Holders of restricted stock, and restricted stock units, if specified in the award agreements, have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions, although the current holders of restricted stock units do not have such rights.  Restricted shares under the OIP, as under the EIP, also may be purchased and placed “on deposit” by executive officers pursuant to the 2001 Deposit Share Program.  Shares purchased under this Deposit Share Program receive a 50% match in restricted shares (“Award Shares”).  These Award Shares vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares.  Compensation expense related to our restricted stock and restricted stock unit awards and restricted shares matched at 50% pursuant to the Deposit Share Program was $5,674, $5,184 and $4,134 for fiscal 2012, 2011 and 2010, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In March 2008, our stockholders approved our 2007 Cabot Microelectronics Employee Stock Purchase Plan (the “ESPP”), which amended the ESPP for the primary purpose of increasing the authorized shares of common stock to be purchased under the ESPP from 475,000 designated shares to 975,000 shares.  The ESPP required us to proportionally adjust the cumulative number of shares designated under the plan to reflect the effect of the leveraged recapitalization with a special cash dividend.  The cumulative number of shares designated under the ESPP was increased by a factor of 1.45068 representing the ratio of the official NASDAQ closing price of $51.92 per share on the dividend payment date, to the official NASDAQ opening price of $35.79 per share on the ex-dividend date.  As of September 30, 2012, a total of 814,625 shares are available for purchase under the ESPP.  The ESPP allows all full-time, and certain part-time, employees of our Company and its subsidiaries to purchase shares of our common stock through payroll deductions.  Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase and a maximum dollar expenditure in any six-month offering period, and certain other criteria.  The provisions of the ESPP allow shares to be purchased at a price no less than the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period.  A total of 70,645, 61,364, and 38,050 shares were issued under the ESPP during fiscal 2012, 2011 and 2010, respectively.  Compensation expense related to the ESPP was $735, $508 and $360 in fiscal 2012, 2011 and 2010, respectively.

DIRECTORS’ DEFERRED COMPENSATION PLAN

The Directors’ Deferred Compensation Plan (DDCP), as amended and restated September 23, 2008, became effective in March 2001 and applies only to our non-employee directors.  The cumulative number of shares deferred under the plan was 71,781 and 47,530 as of September 30, 2012 and 2011, respectively.  The DDCP required us to proportionally adjust the cumulative number of shares deferred under the plan to reflect the effect of the leveraged recapitalization with a special cash dividend.  The cumulative number of shares deferred under the DDCP was increased by a factor of 1.45068 representing the ratio of the official NASDAQ closing price of $51.92 per share on the dividend payment date, to the official NASDAQ opening price of $35.79 per share on the ex-dividend date.  Compensation expense related to the DDCP was $95, $83 and $68 for fiscal 2012, 2011 and 2010, respectively.

ACCOUNTING FOR SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  Prior to fiscal 2012, we calculated the expected term of our stock options using the simplified method, due to our limited amount of historical option exercise data, and we added a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The simplified method uses an average of the vesting term and the contractual term of the option to calculate the expected term.  We experienced a significant increase in the volume of stock option exercises in fiscal years 2011 and 2012.  Consequently, we used this exercise data, as well as historical exercise data, to calculate the expected term of our stock options granted in fiscal 2012, rather than using the simplified method, and we continued to add a slight premium for employees who meet the definition of retirement eligible under their grant terms.  The expected term we calculated using option exercise history was within 1% of the expected term calculated under the simplified method.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our share-based awards, as shown below, was estimated using the Black-Scholes model with the following weighted-average assumptions, excluding the effect of our leveraged recapitalization:

	Year Ended September 30,
	2012	2011	2010
Stock Options
Weighted-average grant date fair value	$15.66	$16.49	$13.42
Expected term (in years)	6.38	6.28	6.35
Expected volatility	38%	36%	39%
Risk-free rate of return	1.3%	2.1%	2.6%
Dividend yield	-	-	-

ESPP
Weighted-average grant date fair value	$8.78	$9.05	$7.45
Expected term (in years)	0.50	0.50	0.50
Expected volatility	36%	28%	33%
Risk-free rate of return	0.1%	0.2%	0.3%
Dividend yield	-	-	-

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

SHARE-BASED COMPENSATION EXPENSE

Total share-based compensation expense for the year ended September 30, 2012, 2011 and 2010, is as follows:

	Year Ended September 30,
Income statement classifications:	2012	2011	2010
Cost of goods sold	$1,541	$1,221	$986
Research, development and technical	1,105	1,060	908
Selling and marketing	1,392	1,124	1,025
General and administrative	9,268	9,241	8,724
Tax benefit	(4,118)	(4,060)	(4,145)
Total share-based compensation expense, net of tax	$9,188	$8,586	$7,498

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

Our non-employee directors received annual equity awards in March 2012 at the time of our Annual Meeting of Stockholders, and a new non-employee director received an initial and annual equity award in June 2012, pursuant to the OIP.  The award agreements for non-employee directors provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company’s bylaws.  Five of the Company’s non-employee directors had completed at least two full terms of service as of the date of the March 2012 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $749 of the awards to these five directors to share-based compensation expense in the fiscal quarter ended March 31, 2012 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other three non-employee directors.

STOCK OPTION ACTIVITY

As required by the EIP, the exercise prices and the number of outstanding non-qualified stock options (NQSOs) were adjusted to reflect the leveraged recapitalization with a special cash dividend.  The exercise prices of outstanding NQSOs were reduced by multiplying them by a factor of 0.68933, representing the ratio of the official opening price of our common stock on the NASDAQ stock market of $35.79 per share on the ex-dividend date, to the official closing price of our common stock on the NASDAQ stock market of $51.92 per share on the last trading day immediately prior to the ex-dividend date.  The number of outstanding NQSOs was increased by multiplying the number by a factor of 1.45068, representing the ratio of the official NASDAQ closing price of $51.92 per share on the dividend payment date to the official NASDAQ opening price of $35.79 per share on the ex-dividend date.  This adjustment did not result in additional share-based compensation expense in the period as the fair value of the outstanding NQSOs immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution.

A summary of stock option activity under the EIP and OIP as of September 30, 2012, and changes during the fiscal 2012 are presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at September 30, 2011	3,950,537	$39.52
Granted	477,444	39.57
Exercised	(976,645)	34.92
Forfeited or canceled	(98,104)	36.76
Mandatory proportional adjustment due to recapitalization	1,780,394	-
Outstanding at September 30, 2012	5,133,626	$26.75	4.9	$44,262

Exercisable at September 30, 2012	3,585,204	$27.18	3.4	$29,725

Expected to vest at September 30, 2012	1,388,924	$26.21	8.3	$12,399

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., for all in-the-money stock options, the difference between our closing stock price of $35.14 per share on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2012.  The total intrinsic value of options exercised was $6,879, $13,135 and $492 for fiscal 2012, 2011 and 2010, respectively.

The total cash received from options exercised was $34,107, $35,955 and $2,283 for fiscal 2012, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from options exercised was $2,239, $4,401 and $175 for fiscal 2012, 2011 and 2010, respectively.  The total fair value of stock options vested during fiscal years 2012, 2011 and 2010 was $6,796, $6,321 and $8,494, respectively.  As of September 30, 2012, there was $9,623 of total unrecognized share-based compensation expense related to unvested stock options granted under the EIP and OIP.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

RESTRICTED STOCK

Similarly, the EIP required that we adjust the number of outstanding restricted stock units (RSUs) as a result of the leveraged recapitalization with a special cash dividend.  The number of outstanding RSUs was increased by multiplying the number by a factor of 1.45068, representing the ratio of the official NASDAQ closing price of $51.92 per share on the dividend payment date to the official NASDAQ opening price of $35.79 per share on the ex-dividend date.  This adjustment did not result in additional share-based compensation expense in the period as the fair value of the outstanding RSUs immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution.

A summary of the status of the restricted stock awards and restricted stock unit awards outstanding that were granted under the EIP and OIP as of September 30, 2012, and changes during fiscal 2012, are presented below:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards and Units	Fair Value

Nonvested at September 30, 2011	369,681	$34.29
Granted	164,170	39.77
Vested	(167,159)	34.60
Forfeited	(10,242)	31.55
Mandatory proportional adjustment due to recapitalization	37,674	-
Nonvested at September 30, 2012	394,124	$34.15

As of September 30, 2012, there was $8,084 of total unrecognized share-based compensation expense related to nonvested restricted stock awards and restricted stock units under the EIP and OIP.  That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair values of restricted stock awards and restricted stock units vested during fiscal years 2012, 2011 and 2010 were $5,784, $4,452 and $3,209, respectively.

12.  SAVINGS PLAN

Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the “401(k) Plan”), which is a qualified defined contribution plan, covering all eligible U.S. employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan.  Participants may make elective contributions of up to 60% of their eligible compensation.  All amounts contributed by participants and earnings on these contributions are fully vested at all times.  The 401(k) Plan provides for matching and fixed non-elective contributions by the Company.  Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant’s eligible compensation and 50% of the next two percent of the participant’s eligible compensation that is contributed, subject to limitations required by government regulations.  Under the 401(k) Plan, all U.S. employees, even those who do not contribute to the 401(k) Plan, receive a contribution by the Company in an amount equal to four percent of eligible compensation, and thus are participants in the 401(k) Plan.  Participants are 100% vested in all Company contributions at all times.  The Company’s expense for the 401(k) Plan totaled $4,210, $4,201 and $2,981 for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

13.   OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:
	Year Ended September 30,
	2012	2011	2010

Interest income	$146	$238	$228
Other expense	(1,490)	(1,556)	(729)
Total other income (expense), net	$(1,344)	$(1,318)	$(501)

Other expense primarily represents the gains and losses recorded on transactions denominated in foreign currencies.  Other expense in fiscal 2012 was consistent with other expense recorded in fiscal 2011.  The increase in other expense in fiscal 2011 from fiscal 2010 was primarily due to foreign exchange effects, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 10 of this Form 10-K.  As disclosed in Note 1, prior period other income (expense) amounts have been adjusted to exclude interest expense to conform to the current year presentation.

14.   STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity over the past three years:

	Number of Shares
	Common Stock	Treasury Stock
September 30, 2009	26,143,116	2,698,234
Exercise of stock options	74,019
Restricted stock under EIP, net of forfeitures	127,390
Restricted stock under Deposit Share Plan	2,140
Common stock under ESPP	38,050
Repurchases of common stock under share repurchase plans		723,184
Repurchases of common stock – other		24,651

September 30, 2010	26,384,715	3,446,069
Exercise of stock options	1,085,965
Restricted stock under EIP, net of forfeitures	115,069
Restricted stock under Deposit Share Plan, net of forfeitures	5,223
Common stock under ESPP	61,364
Repurchases of common stock under share repurchase plans		1,235,668
Repurchases of common stock – other		33,840

September 30, 2011	27,652,336	4,715,577
Exercise of stock options	976,645
Restricted stock under EIP and OIP, net of forfeitures	159,879
Restricted stock under Deposit Share Plan, net of forfeitures	5,022
Common stock under ESPP	70,645
Repurchases of common stock under share repurchase plans		929,407
Repurchases of common stock – other		37,304

September 30, 2012	28,864,527	5,682,288

COMMON STOCK

Each share of common stock, including of restricted stock awards, but not restricted stock units, entitles the holder to one vote on all matters submitted to a vote of Cabot Microelectronics’ stockholders.  Common stockholders are entitled to receive ratably the dividends, if any, as may be declared by the Board of Directors.  The number of authorized shares of common stock is 200,000,000 shares.

SHARE REPURCHASES

In November 2010, our Board of Directors authorized a share repurchase program for up to $125,000 of our outstanding common stock, which became effective on the authorization date.  We repurchased 671,100 shares for $29,105 during fiscal 2011 and we repurchased 929,407 shares for $33,026 during fiscal 2012 under this program.  As of December 13, 2011, we had $82,869 remaining under this share repurchase program.  In conjunction with a new capital management initiative, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150,000.  With this increased authorization, as of September 30, 2012, $130,000 remains outstanding under our share repurchase program.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management’s discretion.  We repurchased 564,568 shares for $25,000 in fiscal 2011 under a prior share repurchase program, which was completed during the fiscal quarter ended March 31, 2011.  During fiscal 2010, we repurchased 723,184 shares of common stock under this prior program at a cost of $24,998.  To date, we have funded share repurchases under our share repurchase program from our existing cash balance, and anticipate we will continue to do so.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company’s discretion.  For additional information on share repurchases, see Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Separate from this share repurchase program, a total of 37,304, 33,840 and 24,651 shares were purchased during fiscal 2012, 2011 and 2010, respectively, pursuant to the terms of our EIP and OIP as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

15.  INCOME TAXES

Income before income taxes was as follows:

	Year Ended September 30,
	2012	2011	2010

Domestic	$55,555	$54,886	$39,835
Foreign	7,316	24,026	33,442
Total	$62,871	$78,912	$73,277

Taxes on income consisted of the following:

	Year Ended September 30,
	2012	2011	2010
U.S. federal and state:
Current	$19,975	$15,700	$15,372
Deferred	(308)	6,194	(2,643)
Total	$19,667	$21,894	$12,729

Foreign:
Current	$5,593	$6,616	$10,597
Deferred	(3,215)	(1,260)	493
Total	2,378	5,356	11,090
Total U.S. and foreign	$22,045	$27,250	$23,819

The provision for income taxes at our effective tax rate differed from the statutory rate as follows:

	Year Ended September 30,
	2012	2011	2010

Federal statutory rate	35.0%	35.0%	35.0%
U.S. benefits from research and experimentation activities	(0.5)	(2.0)	(0.6)
State taxes, net of federal effect	0.2	0.6	0.5
Foreign income at other than U.S. rates	(1.9)	(2.8)	(2.7)
Executive compensation	0.8	1.4	-
Share-based compensation	0.7	3.3	0.3
Adjustment of prior amounts, net of valuation allowance	0.9	-	-
Domestic production deduction	(0.5)	(0.8)	(0.1)
Tax-exempt interest income	(0.0)	(0.1)	(0.1)
Other, net	0.4	(0.1)	0.2
Provision for income taxes	35.1%	34.5%	32.5%

In fiscal 2012, 2011 and 2010, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriating the earnings to the U.S.  We have not provided deferred taxes on approximately $31.1 million of undistributed earnings of such subsidiaries.  These earnings could become subject to additional income tax if they are remitted as dividends to the U.S. parent company, loaned to the U.S. parent company, or upon sale of subsidiary stock.  Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The increase in our effective tax rate in fiscal 2012 was primarily due to the expiration of the research and experimentation tax credit effective December 31, 2011, decreased income in the foreign subsidiaries where we have elected to permanently reinvest earnings, and certain adjustments made to prior year tax estimates.  These increases were partially offset by decreased tax effects on share-based compensation and decreased taxable executive compensation in excess of limits defined in section 162(m) of the Internal Revenue Code.  As discussed in footnote 1 of this 10-K under the heading “Results of Operations”, income tax expense in fiscal 2012 included $973 of non-material adjustments to correct various prior period amounts and income tax expense in fiscal 2011 included $671 of adjustments to executive compensation in fiscal 2008 through 2010 and a $497 reversal of a deferred tax asset for certain share-based compensation expense.

The accounting guidance regarding uncertainty in income taxes prescribes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return.  Under these standards, we may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.

The following table presents the changes in the balance of gross unrecognized tax benefits during the last three fiscal years:

Balance September 30, 2009	$249
Additions for tax positions relating to the current fiscal year	-
Additions for tax positions relating to prior fiscal years	153
Settlements with taxing authorities	(28)
Lapse of statute of limitations	(201)
Balance September 30, 2010	173
Additions for tax positions relating to the current fiscal year	123
Additions for tax positions relating to prior fiscal years	307
Settlements with taxing authorities	-
Lapse of statute of limitations	-
Balance September 30, 2011	603
Additions for tax positions relating to the current fiscal year	51
Additions for tax positions relating to prior fiscal years	114
Settlements with taxing authorities	(353)
Lapse of statute of limitations	(132)
Balance September 30, 2012	$283

We recognize interest and penalties related to uncertain tax positions as income tax expense in our financial statements.  Interest and penalties accrued on our Consolidated Balance Sheet were $4 and $19 at September 30, 2012 and 2011, respectively, and interest and penalties charged to expense were not material.

We believe the tax periods open to examination by the U.S. federal government include fiscal years 2009 through 2011.  We believe the tax periods open to examination by U.S. state and local governments include fiscal years 2008 through 2011 and the tax periods open to examination by foreign jurisdictions include fiscal years 2008 through 2011.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Significant components of deferred income taxes were as follows:

	September 30,
	2012	2011
Deferred tax assets:
Employee benefits	$4,035	$3,246
Inventory	2,930	2,886
Bad debt reserve	1,708	387
Share-based compensation expense	12,659	12,184
Net operating losses	2,292	768
Other	2,656	1,558
Valuation allowance	(1,378)	-
Total deferred tax assets	$24,902	$21,029

Deferred tax liabilities:
Translation adjustment	$7,966	$10,576
Depreciation and amortization	3,776	1,568
Unremitted foreign earnings	1,810	3,647
Other	645	127
Total deferred tax liabilities	$14,197	$15,918

As of September 30, 2012, the Company had foreign and state net operating loss carryforwards (NOLs) of $7,772 and $1,528, respectively, which will expire beginning in fiscal year 2017 through fiscal year 2030.  We provided a gross valuation allowance of $1,699 on these NOLs during fiscal 2012.  As of September 30, 2012, the Company also had $1,818 in state tax credit carryforwards, for which we have recorded a $1,047 gross valuation allowance in fiscal 2012.

16.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.  For example, in 2011, we concluded litigation in the United States against a competitor in which the validity of certain of our CMP slurry patents for tungsten CMP was upheld, although the specific competitive products at issue were found to not infringe the claims at issue.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet customers’ specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during fiscal 2012 as follows:

Balance as of September 30, 2011	$384
Reserve for product warranty during the reporting period	867
Settlement of warranty	(892)
Balance as of September 30, 2012	$359

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

We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not experienced material costs as a result of such obligations and, as of September 30, 2012, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.

LEASE COMMITMENTS

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, all of which expire within six years from now and may be renewed by us.  Lease commitments also include certain costs associated with our pad finishing operation located at Taiwan Semiconductor Manufacturing Company, which are accounted for as an operating lease.  Rent expense under such arrangements during fiscal 2012, 2011 and 2010 totaled $3,199, $2,934 and $2,480, respectively.

In December 2001 we entered into a fumed alumina supply agreement with Cabot Corporation under which we agreed to pay Cabot Corporation for the expansion of a fumed alumina manufacturing facility in Tuscola, Illinois.  The arrangement for the facility has been treated as a capital lease for accounting purposes and the present value of the minimum quarterly payments resulted in an initial $9,776 lease obligation and related leased asset.  The agreement expired in December 2011.

Future minimum rental commitments under noncancelable leases as of September 30, 2012 are as follows:

Fiscal Year	Operating	Capital

2013	$2,830	$2
2014	2,179	5
2015	1,116	5
2016	1,013	5
2017	785	4
Thereafter	520	-
	$8,443	21
Amount related to interest		-
Capital lease obligation		$21

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.

We purchase fumed silica primarily under a fumed silica supply agreement with Cabot Corporation, our former parent company that is not a related party, that became effective in January 2004, and was amended in September 2006 and in April 2008, the latter of which extended the termination date of the agreement from December 2009 to December 2012 and also changed the pricing and some other non-material terms of the agreement to the benefit of both parties.  We are generally obligated to purchase fumed silica for at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  We are currently working with Cabot Corporation to negotiate the terms of a new fumed silica supply agreement that we anticipate would take effect following the expiration of the current agreement.  Since December 2001, we have purchased fumed alumina primarily under a fumed alumina supply agreement with Cabot Corporation that expired in December 2011.  We are now operating under a renewed fumed alumina supply agreement with Cabot Corporation, which expires in April 2013, under which we are obligated to pay certain fixed, capital and variable costs, and have certain take-or-pay obligations,  We currently anticipate we will not have to pay any shortfall under these agreements.  Purchase obligations include $8,994 of contractual commitments for fumed silica and fumed alumina under these contracts.

17.  EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Year Ended September 30,
	2012	2011	2010
Numerator:
Net income	$40,826	$51,662	$49,458

Denominator:
Weighted-average common shares	22,506,408	22,895,568	23,083,807
(Denominator for basic calculation)
Weighted-average effect of dilutive securities:
Share-based compensation	773,890	539,036	188,772
Diluted weighted-average common shares	23,280,298	23,434,604	23,272,579
(Denominator for diluted calculation)

Earnings per share:
Basic	$1.81	$2.26	$2.14
Diluted	$1.75	$2.20	$2.13

For the twelve months ended September 30, 2012, 2011, and 2010, approximately 1.3 million, 1.3 million and 2.6 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

18.  FINANCIAL INFORMATION BY INDUSTRY SEGMENT, GEOGRAPHIC AREA AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.  Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped.  Financial information by geographic area was as follows:

	Year Ended September 30,
	2012	2011	2010
Revenue:
United States	$56,770	$61,540	$55,666
Asia	342,958	356,074	327,202
Europe	27,929	27,828	25,333
Total	$427,657	$445,442	$408,201
Property, plant and equipment, net:
United States	$49,325	$50,503	$55,576
Asia	75,690	80,280	60,235
Europe	5	8	-
Total	$125,020	$130,791	$115,811

The following table shows revenue from sales to customers in foreign countries that accounted for more than ten percent of our total revenue in fiscal 2012, 2011 and 2010:

	Year Ended September 30,
	2012	2011	2010
Revenue:
Taiwan	$124,732	$132,089	$129,533
South Korea	68,573	56,321	42,669
Japan	56,488	57,889	60,207
Singapore	*	47,441	44,316
* Denotes less than ten percent of total

The following table shows net property, plant and equipment in foreign countries that accounted for more than ten percent of our total net property, plant and equipment in fiscal 2012, 2011 and 2010:

	Year Ended September 30,
	2012	2011	2010
Property, plant and equipment, net:
Japan	$43,411	$50,236	$42,225
Taiwan	18,397	17,577	17,542
South Korea	12,580	*	*
* Denotes less than ten percent of total

The following table shows revenue generated by product line in fiscal 2012, 2011 and 2010:

	Year Ended September 30,
	2012	2011	2010
Revenue:
Tungsten slurries	$161,756	$164,098	$147,788
Dielectric slurries	119,320	121,543	117,484
Copper slurries	67,157	76,285	75,898
Polishing pads	33,725	31,045	29,909
Engineered Surface Finishes	24,878	24,685	16,316
Data storage slurries	20,821	27,786	20,806
Total	$427,657	$445,442	$408,201

SELECTED QUARTERLY OPERATING RESULTS

The following table presents our unaudited financial information for the eight quarterly periods ended September 30, 2012.  This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods.  The results for any quarter are not necessarily indicative of results for any future period.

CABOT MICROELECTRONICS CORPORATION
SELECTED QUARTERLY OPERATING RESULTS
(Unaudited and in thousands, except per share amounts)

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2012	2012	2012	2011	2011	2011	2011	2010

Revenue	$110,621	$115,678	$99,236	$102,122	$109,731	$111,846	$109,660	$114,205
Cost of goods sold	56,883	60,462	53,442	52,843	58,814	58,821	56,927	56,774

Gross profit	53,738	55,216	45,794	49,279	50,917	53,025	52,733	57,431

Operating expenses:
Research, development and technical	15,401	15,415	14,071	13,755	14,687	14,573	14,919	13,856
Selling and marketing	7,288	7,458	7,434	7,336	7,702	7,785	6,791	7,480
General and administrative	10,572	10,695	15,177	12,901	11,677	11,008	11,567	11,676
Total operating expenses	33,261	33,568	36,682	33,992	34,066	33,366	33,277	33,012

Operating income (loss)	20,477	21,648	9,112	15,287	16,851	19,659	19,456	24,419

Interest expense	961	955	354	39	44	30	37	44
Other income (expense), net	(681)	(864)	97	104	(829)	(281)	683	(891)

Income (loss) before income taxes	18,835	19,829	8,855	15,352	15,978	19,348	20,102	23,484
Provision (benefit) for income taxes	7,196	6,587	3,325	4,937	6,689	6,559	7,010	6,992

Net income (loss)	$11,639	$13,242	$5,530	$10,415	$9,289	$12,789	$13,092	$16,492

Basic earnings (loss) per share	$0.51	$0.57	$0.24	$0.46	$0.41	$0.55	$0.57	$0.73

Weighted average basic shares outstanding	22,920	23,120	22,768	22,508	22,816	23,119	23,032	22,710

Diluted earnings (loss) per share	$0.49	$0.55	$0.23	$0.45	$0.40	$0.54	$0.55	$0.71

Weighted average diluted shares outstanding	23,706	23,939	23,780	22,926	23,191	23,797	23,693	23,131

Dividends per share	$-	$-	$15.00	$-	$-	$-	$-	$-

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our allowance for doubtful accounts:

Allowance For Doubtful Accounts	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2012	$1,090	$3,771	$(104)	$4,757
September 30, 2011	1,121	(18)	(13)	1,090
September 30, 2010	1,277	(113)	(43)	1,121

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

Warranty Reserves	Balance At Beginning of Year	Reserve For Product Warranty During the Reporting Period	Adjustments To Pre-existing Warranty Reserve	Settlement of Warranty	Balance At End Of Year

Year ended:
September 30, 2012	$384	$867	$-	$(892)	$359
September 30, 2011	375	1,074	-	(1,065)	384
September 30, 2010	360	1,161	-	(1,146)	375

We have provided a valuation allowance on certain deferred tax assets.  The following table sets forth activities in our valuation allowance:

Valuation Allowance	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2012	$-	$1,378	$-	$1,378

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of September 30, 2012.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.  The effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee and identification of an audit committee financial expert is incorporated by reference from the information contained in the sections captioned "Election of Directors" and “Board Structure and Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 5, 2013 (the "Proxy Statement”).  In addition, for information with respect to the executive officers of our Company, see "Executive Officers" in Part I of this Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Shown below is information as of September 30, 2012, with respect to the shares of common stock that may be issued under Cabot Microelectronics’ existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,314,202 (2)	$26.75 (2)	5,750,242 (3)

Equity compensation plans not approved by security holders	-	-	-

Total	5,314,202 (2)	$26.75 (2)	5,750,242 (3)

(1)
Equity Compensation plans consist of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP), as amended and restated September 23, 2008, our 2012 Omnibus Incentive Plan (OIP), and our Employee Stock Purchase Plan (ESPP).  As of March 6, 2012, all securities available for future issuance under the EIP were transferred to the OIP and the EIP is no longer available for any future awards.  All share amounts in the above table reflect the effect of the leveraged recapitalization with a special cash dividend.  See Note 11 of the Notes to the Consolidated Financial Statements for more information regarding our equity compensation plans.

(2)
Column (a) includes 71,781 shares that non-employee directors, who defer their compensation under our Directors’ Deferred Compensation Plan, have the right to acquire pursuant thereto, and 108,795 shares that non-employee directors and non-U.S. employees have the right to acquire upon the vesting of the equivalent restricted stock units that they have been awarded under our equity incentive plan.  Column (b) excludes both of these from the weighted-average exercise price.

(3)	Column (c) includes 814,625 shares available for future issuance under the ESPP.

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
            Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010
Consolidated Balance Sheets at September 30, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts

3.	Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number                                Description

3.2 (9)	Amended and Restated By-Laws of Cabot Microelectronics Corporation.
3.3 (1)	Form of Amended and Restated Certificate of Incorporation of Cabot Microelectronics Corporation.
4.1 (2)	Form of Cabot Microelectronics Corporation Common Stock Certificate.
10.1 (10)	Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008.*
10.2 (13)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).*
10.4 (12)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).*
10.5 (12)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).*
10.6 (13)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Units Award Agreement (non-employee directors).*
10.15 (11)	Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010.*
10.22 (11)             Cabot Microelectronics Corporation 401(k) Plan, as amended.*
10.23 (10)             Form of Amended and Restated Change in Control Severance Protection Agreement.**
10.28 (10)               Directors’ Deferred Compensation Plan, as amended September 23, 2008.*
10.30 (3)	Form of Deposit Share Agreement.***
10.32 (3)	Fumed Alumina Supply Agreement.+
10.33 (10)	Adoption Agreement, as amended September 23, 2008, of Cabot Microelectronics Corporation Supplemental Employee Retirement Plan.*
10.34 (12)	Code of Business Conduct.
10.36 (4)	Directors’ Cash Compensation Umbrella Program.*
10.38 (5)	Employment Offer Letter dated November 2, 2003.*
10.42 (6)	Fumed Silica Supply Agreement.+
10.46 (12)	Non-Employee Directors’ Compensation Summary effective March 2011.*
10.49 (7)	Amendment No. 1 to Fumed Silica Supply Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.50 (8)	Amendment No. 2 to Fumed Silica Supply Agreement, between Cabot Microelectronics Corporation and Cabot Corporation.+
10.51 (10)	First Amendment to the Employment Offer Letter dated November 2, 2003.*
10.53 (10)	Cabot Microelectronics Corporation Supplemental Employee Retirement Plan, as amended.*
10.54 (12)	Cabot Microelectronics Corporation Annual Incentive and Sales Incentive Programs.*
10.57 (11)	Adoption Agreement, as amended January 1, 2010, of Cabot Microelectronics Corporation 401(k) Plan.*
10.58 (12)	Employee Stock Purchase Plan Prospectus as of November 24, 2010.*
10.59 (14)	General Release, Waiver and Covenant Not to Sue.*
10.60 (15)
Credit Agreement dated February 13, 2012 among Cabot Microelectronics Corporation, as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent.

10.61 (15)	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan.*
10.62 (16)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).*
10.63 (16)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).*
10.64 (16)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).*
10.65 (16)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Restricted Stock Units Award Agreement (non-employee directors).*
21.1	Subsidiaries of Cabot Microelectronics Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(14) Filed as an exhibit to, and incorporated by reference from the Registrant’s Annual Report on Form 10-K (No. 000-30205) filed with the Commission on November 22, 2011.

(15) Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 9, 2012.

(16) Filed as an exhibit to, and incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 8, 2012.

*     Management contract, or compensatory plan or arrangement.

**  Substantially similar change in control severance protection agreements have been entered into with William P. Noglows, H. Carol Bernstein, Yumiko Damashek, David H. Li, William S. Johnson, Ananth Naman, Daniel J. Pike, Lisa A. Polezoes, Thomas S. Roman, Stephen R. Smith, Adam F. Weisman and Daniel S. Wobby, with differences only in the amount of payments and benefits to be received by such persons.

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

CABOT MICROELECTRONICS CORPORATION

Date: November 20, 2012                                                                   /s/ WILLIAM P. NOGLOWS
William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Principal Executive Officer]

Date: November 20, 2012                                                                   /s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: November 20, 2012                                                                   /s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 20, 2012                                                                     /s/ WILLIAM P. NOGLOWS
  William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Director]

Date: November 20, 2012                                                                     /s/ ROBERT J. BIRGENEAU*
                                                               Robert J. Birgeneau
[Director]

Date: November 20, 2012                                                                     /s/ JOHN P. FRAZEE, JR.*
                                                                      John P. Frazee, Jr.
[Director]

Date: November 20, 2012                                                                     /s/ H. LAURANCE FULLER*
                                                                      H. Laurance Fuller
[Director]

Date: November 20, 2012                                                                     /s/ RICHARD S. HILL*
                                                               Richard S. Hill
[Director]

Date: November 20, 2012                                                                     /s/ BARBARA A. KLEIN*
                                                           Barbara A. Klein
[Director]

Date: November 20, 2012                                                                    /s/ EDWARD J. MOONEY*
Edward J. Mooney
[Director]

Date: November 20, 2012                                                                     /s/ STEVEN V. WILKINSON*
                                                                     Steven V. Wilkinson
[Director]

Date: November 20, 2012                                                                     /s/ BAILING XIA*
                                                          Bailing Xia
[Director]

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.