Form 10-Q
period 2012-12-31
CABOT MICROELECTRONICS CORP
filed 2013-02-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000‑30205

CABOT MICROELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-4324765
(State of Incorporation)	(I.R.S. Employer Identification No.)

870 NORTH COMMONS DRIVE	60504
AURORA, ILLINOIS	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (630) 375‑6631

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

As of January 31, 2013, the Company had 23,333,981 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

index
PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2012	2011

Revenue	$106,533	$102,122

Cost of goods sold	56,494	52,843

Gross profit	50,039	49,279

Operating expenses:
Research, development and technical	15,316	13,755
Selling and marketing	7,109	7,336
General and administrative	10,954	12,901
Total operating expenses	33,379	33,992

Operating income	16,660	15,287

Interest expense	953	39

Other income (expense), net	854	104
Income before income taxes	16,561	15,352

Provision for income taxes	6,858	4,937

Net income	$9,703	$10,415

Basic earnings per share	$0.42	$0.46

Weighted average basic shares outstanding	22,845	22,508

Diluted earnings per share	$0.41	$0.45

Weighted average diluted shares outstanding	23,658	22,926

The accompanying notes are an integral part of these consolidated financial statements.

index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended
	December 31,
	2012	2011

Net income	$9,703	$10,415

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(4,696)	863

Other comprehensive income, net of tax	(4,696)	863

Comprehensive income	$5,007	$11,278

The accompanying notes are an integral part of these consolidated financial statements.

index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$169,619	$178,459
Accounts receivable, less allowance for doubtful accounts of $4,465 at December 31, 2012, and $4,757 at September 30, 2012	63,247	53,506
Inventories	62,879	66,472
Prepaid expenses and other current assets	8,820	12,608
Deferred income taxes	6,345	6,843
Total current assets	310,910	317,888

Property, plant and equipment, net	119,390	125,020
Goodwill	44,982	44,620
Other intangible assets, net	11,884	12,473
Deferred income taxes	6,713	5,879
Other long-term assets	11,902	11,945
Total assets	$505,781	$517,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,020	$19,542
Accrued expenses, income taxes payable and other current liabilities	26,755	32,738
Current portion of long-term debt	8,750	10,937
Capital lease obligations	-	2
Total current liabilities	50,525	63,219

Long-term debt, net of current portion	159,687	161,875
Deferred income taxes	3,553	2,017
Capital lease obligations, net of current portion	-	19
Other long-term liabilities	6,890	7,104
Total liabilities	220,655	234,234

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 29,259,603 shares at December 31, 2012, and 28,864,527 shares at September 30, 2012	29	29
Capital in excess of par value of common stock	337,566	329,782
Retained earnings	139,144	129,441
Accumulated other comprehensive income	25,770	30,466
Treasury stock at cost, 6,041,391 shares at December 31, 2012, and 5,682,288 shares at September 30, 2012	(217,383)	(206,127)
Total stockholders' equity	285,126	283,591

Total liabilities and stockholders' equity	$505,781	$517,825

The accompanying notes are an integral part of these consolidated financial statements.

index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$9,703	$10,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,555	5,968
Provision for doubtful accounts	132	(23)
Share-based compensation expense	3,494	3,393
Deferred income tax expense (benefit)	2,998	(738)
Non-cash foreign exchange loss	1,278	12
Loss on disposal of property, plant and equipment	29	45
Other	(905)	(191)
Changes in operating assets and liabilities:
Accounts receivable	(12,350)	2,393
Inventories	1,693	(1,562)
Prepaid expenses and other assets	2,881	4,445
Accounts payable	(3,764)	101
Accrued expenses, income taxes payable and other liabilities	(4,541)	(13,307)
Net cash provided by operating activities	6,203	10,951

Cash flows from investing activities:
Additions to property, plant and equipment	(3,023)	(6,958)
Net cash used in investing activities	(3,023)	(6,958)

Cash flows from financing activities:
Repayment of long-term debt	(4,375)	-
Repurchases of common stock	(11,256)	(14,485)
Net proceeds from issuance of stock	4,238	1,026
Tax benefits associated with share-based compensation expense	591	367
Principal payments under capital lease obligations	(21)	(3)
Net cash used in financing activities	(10,823)	(13,095)

Effect of exchange rate changes on cash	(1,197)	184
Decrease in cash and cash equivalents	(8,840)	(8,918)
Cash and cash equivalents at beginning of period	178,459	302,546
Cash and cash equivalents at end of period	$169,619	$293,628

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,727	$3,224
Issuance of restricted stock	5,358	5,724

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of advanced IC devices, thereby enabling our customers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries. For additional information, refer to Part 1, Item 1, "Business", in our annual report on Form 10-K for the fiscal year ended September 30, 2012.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of December 31, 2012, cash flows for the three months ended December 31, 2012, and December 31, 2011, and results of operations for the three months ended December 31, 2012, and December 31, 2011.  The results of operations for the three months ended December 31, 2012 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2013.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' annual report on Form 10-K for the fiscal year ended September 30, 2012.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of December 31, 2012.

Results of Operations

The results of operations for the quarter ended December 31, 2012 include a foreign tax adjustment to correct prior period amounts, which we determined to be immaterial to the prior periods to which it relates and is expected to be immaterial to our full fiscal year 2013 results.  This adjustment reduced net income for the first quarter of fiscal 2013 by $1,686 and diluted earnings per share by approximately $0.07.  This adjustment relates to the reversal of a deferred tax asset for cumulative net operating losses (NOLs) associated with our facility in South Korea since its opening in fiscal year 2011, as these NOLs are expected to be consumed during periods a tax holiday is in effect.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at December 31, 2012 and September 30, 2012.  See Note 8 for a detailed discussion of our long-term debt.  We have chosen to not measure any of our other financial instruments at fair value as we believe their carrying value approximates their fair value.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

December 31, 2012	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$169,619	$-	$-	$169,619
Auction rate securities (ARS)	-	-	7,991	7,991
Other long-term investments	1,197	-	-	1,197
Total	$170,816	$-	$7,991	$178,807

September 30, 2012	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$178,459	$-	$-	$178,459
Auction rate securities (ARS)	-	-	7,991	7,991
Other long-term investments	1,082	-	-	1,082
Total	$179,541	$-	$7,991	$187,532

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,197 in the first quarter of fiscal 2013 to reflect its fair value as of December 31, 2012.

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at December 31, 2012.  Our ARS investments at December 31, 2012 consisted of two tax exempt municipal debt securities with a total par value of $8,225.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AA- by Standard and Poors.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.  There were no changes in the estimated fair value of our ARS during the three months ended December 31, 2012.

Based on our fair value assessment, we determined that one ARS continues to be impaired as of December 31, 2012.  This security has a fair value of $3,041 (par value $3,275).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we previously recorded.  We believe that this ARS is not permanently impaired because in the event of default by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of December 31, 2012.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered this development, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  See Note 6 for more information on these investments.

3. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances for doubtful accounts, was $63,247 as of December 31, 2012 and $53,506 as of September 30, 2012.  The increase was primarily due to the timing of cash receipts as significant payments from two customers, which totaled $8,404 did not settle until January 2, 2013.  As noted in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, we recorded $3,727 in bad debt expense for Elpida Memory, Inc. (Elpida), a significant customer in Japan that filed for bankruptcy protection in February 2012.  We have maintained a reserve for the entire balance as collection of any or all of this balance remains uncertain.  Elpida has been paying the Company on a current basis for all shipments made subsequent to its bankruptcy filing.  The Elpida receivable is denominated in Japanese yen, so it is subject to foreign exchange fluctuations which are included in the table below under the deductions and adjustments.

Our allowance for doubtful accounts changed during the three months ended December 31, 2012 as follows:

Balance as of September 30, 2012	$4,757
Amounts charged to expense	132
Deductions and adjustments	(424)
Balance as of December 31, 2012	$4,465

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2012	2012

Raw materials	$32,519	$34,591
Work in process	6,870	6,333
Finished goods	23,490	25,548
Total	$62,879	$66,472

The decrease in inventory during the three months ended December 31, 2012 was primarily due to the utilization of some raw materials purchased in the fourth quarter of fiscal 2012.  As discussed in our Form 10-K for the fiscal year ended September 30, 2012, we purchased additional raw materials for business continuity purposes as we negotiated a new supply agreement with an existing supplier.  The negotiations were completed during the first quarter of fiscal 2013 and the new agreement became effective January 1, 2013.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $44,982 as of December 31, 2012, and $44,620 as of September 30, 2012.  The increase in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  Historically, we consistently determined the fair value of our reporting units using a discounted cash flow analysis ("step one") of our projected future results.  Effective September 30, 2011, we adopted a new accounting pronouncement related to our goodwill impairment analysis, which allowed an entity to first perform a qualitative analysis ("step zero") of the fair value of its reporting units to determine whether it is necessary to perform the historical two-step quantitative goodwill analysis.  We used this new guidance in our annual impairment analysis for goodwill in both fiscal 2012 and 2011, determining that it was more likely than not that the carrying amounts of all reporting units exceeded their respective fair values.  The recoverability of indefinite-lived intangible assets was historically measured using the royalty savings method.  In fiscal 2012, we adopted new accounting pronouncements related to our impairment review of indefinite-lived intangible assets, which allows a qualitative assessment of factors used in the impairment review.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.

We completed our annual impairment test during our fourth quarter of fiscal 2012 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended December 31, 2012, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill of any of our reporting units.

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The components of other intangible assets are as follows:

	December 31, 2012		September 30, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,416	$5,160	$8,387	$4,902
Acquired patents and licenses	8,270	6,880	8,270	6,775
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,689	6,641	12,586	6,283

Total other intangible assets subject to amortization	31,925	21,231	31,793	20,510

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$33,115	$21,231	$32,983	$20,510

*      Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $661 and $669 for the three months ended December 31, 2012 and 2011, respectively.

Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2013	$ 1,990
2014	2,526
2015	2,458
2016	2,033
2017	1,197

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	December 31,	September 30,
	2012	2012

Auction rate securities	$7,991	$7,991
Other long-term assets	2,714	2,872
Other long-term investments	1,197	1,082
Total	$11,902	$11,945

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

As discussed in Note 2 of this Form 10-Q, the two ARS that we owned as of December 31, 2012 are classified as long-term investments.  The securities are credit enhanced with bond insurance and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we first recognized in fiscal 2008.  We continue to believe this decline in fair value is temporary based on: (1) the nature of the underlying debt; (2) the presence of bond insurance; (3) the fact that all interest payments have been received; and (4) our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity.

As discussed in Note 2 of this Form 10-Q, we recorded a long-term asset and a corresponding long-term liability of $1,197 representing the fair value of our SERP investments as of December 31, 2012.

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31,	September 30,
	2012	2012

Accrued compensation	$11,895	$18,532
Goods and services received, not yet invoiced	4,347	3,478
Deferred revenue and customer advances	4,383	3,341
Warranty accrual	347	359
Income taxes payable	1,803	2,843
Taxes, other than income taxes	1,048	1,041
Other	2,932	3,144
Total	$26,755	$32,738

The decrease in accrued compensation was primarily due to the payment of our annual incentive bonus program earned in fiscal 2012, partially offset by one quarter of accrual under our annual incentive bonus program related to fiscal 2013.

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

8. DEBT

On February 13, 2012, we entered into a credit agreement (the "Credit Agreement") among the Company, as Borrower, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and Wells Fargo Bank, N.A. as documentation agent.  The Credit Agreement provided us with a $175,000 term loan (the "Term Loan"), which we drew on February 27, 2012 to fund approximately half of the special cash dividend we paid to our stockholders on March 1, 2012, and a $100,000 revolving credit facility (the "Revolving Credit Facility"), which remains undrawn, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and the Revolving Credit Facility are referred to as the "Credit Facilities."  The Credit Agreement provides for an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75,000.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  In connection with the Credit Agreement, the Company simultaneously terminated its previously existing $50,000 unsecured revolving credit facility, which had no outstanding balance at the time of termination.

Borrowings under the Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The initial Applicable Rate for borrowings under the Credit Facilities was 1.75% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans will bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% to 0.35%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in customary arrangement fees, upfront fees and administration fees, of which $531 and $1,668 remains in prepaid expenses and other current assets and other long-term assets, respectively, on our Consolidated Balance Sheet as of December 31, 2012.  We must also pay letter of credit fees as necessary.  We may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by each of our existing and future direct and indirect domestic subsidiaries (the "Guarantors").  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and its domestic subsidiaries.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through June 30, 2013 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  As of December 31, 2012, our consolidated leverage ratio was 1.50 to 1.00 and our consolidated fixed charge coverage ratio was 6.70 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

At December 31, 2012, the fair value of the Term Loan approximates its carrying value of $168,437 as the loan bears a floating market rate of interest.  As of December 31, 2012, $8,750 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  Since September 30, 2012 was a Sunday, we made two scheduled principal repayments during the quarter ended December 31, 2012 totaling $4,375.

As of December 31, 2012, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2013	$ 6,562
2014	10,938
2015	15,312
2016	21,875
2017	113,750
Total	$168,437

9. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At December 31, 2012, we had one forward foreign exchange contract to sell Japanese yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2012	Fair Value at September 30, 2012	Fair Value at December 31, 2012	Fair Value at September 30, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$ 100	$ 38	$ -	$ -
	Accrued expenses and other current liabilities	$ -	$ -	$ -	$ -

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three months ended December 31:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended
	Statement of Income Location	December 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$241	$ -

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

Refer to Note 16 of "Notes to the Consolidated Financial Statements" in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2012, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet customers' specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.

Our warranty reserve requirements changed during the first three months of fiscal 2013 as follows:

Balance as of September 30, 2012	$359
Reserve for product warranty during the reporting period	219
Settlement of warranty	(231)
Balance as of December 31, 2012	$347

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. SHARE-BASED COMPENSATION PLANS

We historically have issued share-based payments under the following programs: our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP), and, pursuant to our EIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008 and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 11 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2012.  In March 2012, our stockholders approved our new 2012 Omnibus Incentive Plan (OIP).  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are being made from the OIP, and the EIP is no longer available for any awards.

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes model to estimate the grant date fair value of our stock options and employee stock purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

Share-based compensation expense for the three months ended December 31, 2012, and 2011, was as follows:

	Three Months Ended
	December 31,
Income statement classifications:	2012	2011

Cost of goods sold	$512	$381
Research, development and technical	366	290
Selling and marketing	386	477
General and administrative	2,230	2,245
Total share-based compensation expense	3,494	3,393
Tax benefit	1,186	1,056
Total share-based compensation expense, net of tax	$2,308	$2,337

For additional information regarding the estimation of fair value, refer to Note 11 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2012.

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

12. OTHER INCOME (EXPENSE), NET

Other income, net, consisted of the following:

	Three Months Ended
	December 31,
	2012	2011

Interest income	$45	$51
Other income (expense)	809	53
Total other income (expense), net	$854	$104

The increase in other income was primarily due to foreign exchange effects on the settlement or remeasurement of monetary transactions denominated in currencies other than the functional currency, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of this Form 10-Q.

13. INCOME TAXES

Our effective income tax rate was 41.4% for the three months ended December 31, 2012 compared to a 32.2% effective income tax rate for the three months ended December 31, 2011.  The increase in the effective tax rate during the first quarter of fiscal 2013 was primarily due to the recognition of a $1,686 foreign tax adjustment, as discussed in Note 1 under the heading "Results of Operations".  Our effective income tax rate for fiscal 2013 does not yet reflect the reinstatement of the U.S. research and experimentation tax credit retroactively effective January 1, 2012, as the American Taxpayer Relief Act of 2012 was not signed into law until January 2013.  Due to the reinstatement of this tax credit, we expect to receive approximately $900 in discrete income tax benefits related to fiscal 2012 and we currently estimate we will receive an additional $1,200 in tax benefits for full fiscal year 2013, subject to actual qualified research and development spending as defined by the law.

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

14. EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	December 31,
	2012	2011
Numerator:
Earnings available to common shares	$9,703	$10,415

Denominator:
Weighted average common shares	22,844,896	22,508,245
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	812,734	417,768
Diluted weighted average common shares	23,657,630	22,926,013
(Denominator for diluted calculation)

Earnings per share:
Basic	$0.42	$0.46

Diluted	$0.41	$0.45

For the three months ended December 31, 2012 and 2011, approximately 1.7 million and 1.8 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

15. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three months ended December 31, 2012, and 2011, was as follows:

	Three Months Ended
	December 31,
Revenue:	2012	2011
Tungsten slurry	$40,706	$40,728
Dielectric slurry	30,358	28,007
Copper slurry, including barrier and aluminum	17,984	16,040
Polishing pads	8,464	6,930
Data storage slurry	5,062	4,977
Engineered Surface Finishes	3,959	5,440
Total revenue	$106,533	$102,122

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

16. NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) – Presentation of Comprehensive Income" (ASU 2011-05).  The provisions of ASU 2011-05 require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  If two separate statements are presented, the statement of other comprehensive income should immediately follow the statement of net income.  ASU 2011-05 became effective for us in the quarter ended December 31, 2012.  The adoption of ASU 2011-05 changed the way we present comprehensive income as we now present comprehensive income in a separate statement immediately following the income statement rather than the prior annual presentation of comprehensive income within the statement of equity and quarterly presentation of comprehensive income within the footnotes to the financial statements.

In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" (ASU 2011-12).  The provisions of ASU 2011-12 supersede the requirement of ASU 2011-05 to present the effect of reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.  ASU 2011-12 became effective for us in the quarter ended December 31, 2012.  The adoption of ASU 2011-12 did not have a material effect on our financial statements as we did not have any reclassification adjustments out of accumulated other comprehensive income.

index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward‑looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward‑looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward‑looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10‑Q are forward‑looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events, regulatory or legislative activity, or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the acquisition of or investment in other entities; uses and investment of the Company's cash balance; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the construction and operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward‑looking statements.  Forward‑looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward‑looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), should be read in conjunction with our annual report on Form 10-K for the fiscal year ended September 30, 2012, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2013 OVERVIEW

The softening of demand within the semiconductor industry that we saw late in the fourth quarter of our fiscal 2012 continued in our first quarter of fiscal 2013.  Some industry analysts predict that this soft industry demand environment will continue through March 2013 as semiconductor manufacturers continue to reduce their inventory to what are generally considered to be more normal levels.  We believe the continued positive trends in mobile connectivity, mobile internet devices, including tablets and smart phones, cloud computing and emerging markets will be key drivers for growth in 2013 and beyond.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our first quarter of fiscal 2013 was $106.5 million, which represented an increase of 4.3% from the first quarter of fiscal 2012 and a decrease of 3.7% from the previous fiscal quarter.  The increase from the first quarter of fiscal 2012 was primarily due to growth in our polishing pads business as well as growth in revenue in South Korea, partially offset by decreased revenue in our Engineered Surface Finishes (ESF) business.  We believe the decrease in revenue from the prior fiscal quarter was primarily due to a softening of demand in the semiconductor industry that we began to see late in the fourth quarter of fiscal 2012, as well as decreased ESF revenue.

index

Gross profit expressed as a percentage of revenue for our first quarter of fiscal 2013 was 47.0%, which represented a decrease from 48.3% reported in the first quarter of fiscal 2012 and a decrease from 48.6% in our prior fiscal quarter.  The decrease in gross profit percentage from the first quarter of fiscal 2012 was primarily due to certain higher manufacturing costs and a lower-valued product mix, partially offset by increased sales volume.  The decrease in gross profit percentage from the prior fiscal quarter was primarily due to higher variable manufacturing costs and lower manufacturing yields, partially offset by lower fixed manufacturing costs and a higher valued product mix.  We continue to expect our gross profit percentage for full fiscal year 2013 to be in the range of 46% to 48%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $33.4 million in our first quarter of fiscal 2013, compared to $34.0 million in the first quarter of fiscal 2012 and $33.3 million in the previous fiscal quarter.  The decrease in operating expenses from the comparable quarter of fiscal 2012 was primarily driven by the absence of professional fees related to our leveraged recapitalization with a special cash dividend that we completed in March 2012, partially offset by increased staffing-related costs, including costs associated with our annual cash incentive bonus program (AIP).  We continue to expect full year fiscal 2013 operating expenses to be in the range of $132 million to $136 million.

The results of operations for the three months ended December 31, 2012 include a foreign tax adjustment to correct prior period amounts, which we have determined to be immaterial to the prior periods to which it relates and is expected to be immaterial to our full fiscal year 2013 results.  This adjustment reduced net income for the first quarter of fiscal 2013 by $1.7 million and diluted earnings per share by approximately $0.07.  This adjustment relates to the reversal of a deferred tax asset for cumulative net operating losses (NOLs)associated with our facility in South Korea since its opening in 2011,as these NOLs are expected to be consumed during periods a tax holiday is in effect.

Diluted earnings per share for our first fiscal quarter were $0.41, which represents a decrease from $0.45 reported in the first quarter of fiscal 2012 and from $0.49 reported in the previous fiscal quarter.  The decrease in diluted earnings per share from the first quarter of fiscal 2012 is primarily due to the previously mentioned tax adjustment and higher interest expense, partially offset by higher revenue, foreign exchange gains and lower operating expenses.  The decrease in diluted earnings per share from the prior fiscal quarter primarily reflects lower revenue and a lower gross profit margin, partially offset by foreign exchange gains.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2012.  We believe there have been no material changes in our critical accounting estimates during the first three months of fiscal 2013.  See Note 16 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2012, VERSUS THREE MONTHS ENDED DECEMBER 31, 2011

REVENUE

Revenue was $106.5 million for the three months ended December 31, 2012, which represented a 4.3%, or $4.4 million, increase from the three months ended December 31, 2011.  The increase in revenue was driven by a $4.0 million increase due to a higher-priced product mix and a $2.0 million increase due to higher sales volume.  We experienced revenue increases in our dielectric slurry, copper slurry and polishing pad product lines compared to the same quarter of last year, due to further adoption of our pad products, growth of our business in Korea and other factors.  These increases were partially offset by decreased revenue in our ESF business.  However, we are experiencing continued soft industry demand that we first began to see late in the fourth quarter of fiscal 2012 and we expect that softness will continue through the second quarter of our fiscal 2013.

COST OF GOODS SOLD

Total cost of goods sold was $56.5 million for the three months ended December 31, 2012, which represented an increase of 6.9%, or $3.7 million, from the three months ended December 31, 2011.  The increase in cost of goods sold was primarily due to $4.6 million from a higher-cost product mix and $2.6 million due to certain production variances.  These increases in cost of goods sold were partially offset by a $3.5 million decrease due to increased utilization of our manufacturing capacity associated with the higher sales volume.

Metal oxides, such as silica, are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk exposure to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see "Tabular Disclosure of Contractual Obligations" in this Quarterly Report on Form 10-Q as well as in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties.  Future arrangements may result in costs which are different from those in the existing agreements.  In addition, a number of factors could impact the future cost of raw materials, packaging, freight and labor.  We expect to continue to invest in our supply chain to improve product quality, reduce variability and improve our manufacturing product yields.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.0% for the three months ended December 31, 2012, as compared to 48.3% for the three months ended December 31, 2011.  The decrease in gross profit as a percentage of revenue was primarily due to certain higher manufacturing costs and a lower-valued product mix, partially offset by increased sales volume.  We continue to expect our gross profit percentage for full year fiscal 2013 to be in the range of 46% to 48%.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $15.3 million for the three months ended December 31, 2012, which represented an increase of 11.3%, or $1.6 million, from the three months ended December 31, 2011.  The increase was primarily due to $0.9 million in higher staffing-related costs, including costs related to our AIP, and $0.6 million in higher expenses for clean room materials.

index

Our research, development and technical efforts continue to focus on the following main areas:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP consumables products, including collaboration on joint development projects with our customers;
•	Process development to support rapid and effective commercialization of new products;
•	Technical support of CMP products in our customers' research, development and manufacturing facilities; and,
•	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $7.1 million for the three months ended December 31, 2012, which represented a decrease of 3.1%, or $0.2 million, from the three months ended December 31, 2011.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $11.0 million for the three months ended December 31, 2012, which represented a decrease of 15.1%, or $1.9 million, from the three months ended December 31, 2011.  The decrease was primarily due to $2.5 million in lower professional fees, including the absence of $2.4 million in fees associated with our leveraged recapitalization with a special cash dividend completed in March 2012, partially offset by $0.6 million in higher staffing-related costs, including costs associated with our AIP.

INTEREST EXPENSE

Interest expense was $1.0 million for the three months ended December 31, 2012, which represented an increase of $0.9 million from the three months ended December 31, 2011.  The increase was due to interest expense recorded on the term loan we entered into in fiscal 2012 to partially fund the special cash dividend we paid in fiscal 2012.

OTHER INCOME (EXPENSE), NET

Other income was $0.9 million for the three months ended December 31, 2012 compared to $0.1 million during the three months ended December 31, 2011.  The increase in other income was primarily due to foreign exchange effects on the settlement or remeasurement of monetary transactions denominated in currencies other than the functional currency, primarily related to changes in the exchange rate of the Japanese yen and the New Taiwan dollar to the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 41.4% for the three months ended December 31, 2012 compared to a 32.2% effective income tax rate for the three months ended December 31, 2011.  The increase in the effective tax rate during the first quarter of fiscal 2013 was primarily due to the recognition of a $1.7 million foreign tax adjustment, as discussed in Note 1 under the heading "Results of Operations".  Our effective income tax rate for fiscal 2013 does not yet reflect the reinstatement of the U.S. research and experimentation tax credit retroactively effective January 1, 2012, as the American Taxpayer Relief Act of 2012 was not signed into law until January 2013.  Due to the reinstatement of this tax credit, we expect to receive approximately $0.9 million in discrete income tax benefits related to fiscal 2012 and we currently estimate we will receive an additional $1.2 million in tax benefits for full fiscal year 2013, subject to actual qualified research and development spending as defined by the law.

index

NET INCOME

Net income was $9.7 million for the three months ended December 31, 2012 which represented a decrease of 6.8%, or $0.7 million, from the three months ended December 31, 2011.  The decrease was primarily due to the previously noted tax adjustment and higher interest expense, partially offset by higher revenue, foreign exchange gains and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We generated $6.2 million in cash flows from operating activities in the first three months of fiscal 2013, compared to $11.0 million in cash from operating activities in the first three months of fiscal 2012.  Our cash flows provided by operating activities in the first three months of fiscal 2013 originated from $9.7 million in net income, $12.6 million in non-cash items and a $16.1 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flows from operating activities compared to the first three months of fiscal 2012 was primarily due to changes in the timing and amount of accounts receivable collections, accounts payable and accrued expense payments, including payments related to AIP, and decreased net income.

In the first three months of fiscal 2013, cash flows used in investing activities were $3.0 million for purchases of property, plant and equipment.  In the first three months of fiscal 2012, cash flows used in investing activities were $7.0 million for purchases of property, plant and equipment, including payments to complete our manufacturing facility in South Korea, which we opened in fiscal 2011.  We estimate our total capital expenditures in fiscal 2013 will be between $20.0 million and $25.0 million.

In the first three months of fiscal 2013, cash flows used in financing activities were $10.8 million.  We used $10.0 million to repurchase common stock under our share repurchase program and $1.3 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under the EIP and OIP.  We also used $4.4 million to repay long-term debt.  We received $4.2 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to our employees under our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010, and we received $0.6 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.  In the first three months of fiscal 2012, cash flows used in financing activities were $13.1 million.  We used $13.0 million to repurchase common stock under our share repurchase program and $1.5 million to repurchase common stock pursuant to the terms of our EIP for shares withheld from employees to cover payroll taxes on the vesting of restricted stock granted under the EIP.  We received $1.0 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to our employees under our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010, and we received $0.4 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  We repurchased 320,647 shares for $10.0 million during the first quarter of fiscal 2013 and we repurchased 321,000 shares for $13.0 million during the first quarter of fiscal 2012 under this program.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our capital management initiative that we announced in December 2011, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  With this increased authorization, as of December 31, 2012, $120.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

index
We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  The Credit Agreement provides us an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  The Term Loan was drawn on February 27, 2012 and the Revolving Credit Facility remains undrawn.  In connection with the Credit Agreement, we terminated our previously existing $50.0 million unsecured revolving credit facility.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through June 30, 2013 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  As of December 31, 2012, our consolidated leverage ratio was 1.50 to 1.00 and our consolidated fixed charge coverage ratio was 6.70 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.

As of December 31, 2012, we had $169.6 million of cash and cash equivalents, $31.1 million of which was held in foreign subsidiaries in Singapore and Taiwan where we have made a current election to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowing capacity under our new Credit Facility will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities and share repurchases for the foreseeable future.  However, in order to further expand our business, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2012, and September 30, 2012, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$168.4	$8.7	$28.4	$131.3	$-
Interest expense and fees on long-term debt	12.3	3.6	6.0	2.7	-
Purchase obligations	180.5	56.0	82.7	41.4	0.4
Operating leases	10.6	4.0	3.9	2.2	0.5
Other long-term liabilities	6.9	-	-	-	6.9
Total contractual obligations	$378.7	$72.3	$121.0	$177.6	$7.8

During the quarter ended December 31, 2012, we operated under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, under which we were generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchased less than these amounts.  This agreement expired on December 31, 2012.  We did not pay any shortfall under this agreement.  We completed the negotiation of a new fumed silica supply agreement with Cabot Corporation that became effective as of January 1, 2013 with an initial term of four years.  This new agreement has revised pricing and requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities each year of the new contract.  We currently operate under a fumed alumina supply agreement with Cabot Corporation, which expires in April 2013, under which we are obligated to pay certain fixed, capital and variable costs, and have certain take-or-pay obligations.  We currently anticipate we will not have to pay any shortfall under these agreements.  Purchase obligations include an aggregate amount of $165.1 million of contractual commitments related to our Cabot Corporation agreements for fumed silica and fumed alumina.

Interest payments on long-term, variable rate debt reflect LIBOR rates in effect at December 31, 2012.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding our long-term debt.

Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2012, for additional information regarding our contractual obligations.

index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen and the New Taiwan dollar.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  During the three months ended December 31, 2012, we recorded $4.7 million in currency translation losses, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities transacted in foreign currencies when these asset and liability amounts are translated at month-end exchange rates.  Approximately 12% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is limited.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of December 31, 2012, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At December 31, 2012, we have $168.4 million in long-term debt at variable interest rates.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.4 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At December 31, 2012, we owned two auction rate securities (ARS) with a total estimated fair value of $8.0 million ($8.2 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 6 of the Notes to the Consolidated Financial Statements and the "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  However, we may update our risk factors in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  For example, following approximately two quarters of soft demand in the semiconductor industry during the first half of our fiscal 2012 that followed approximately two years of growth, we again saw industry demand strengthen somewhat during the second half of our fiscal 2012.  However, late in the fourth quarter of fiscal 2012, we began to see some softening of demand, which continued through the first quarter of fiscal 2013.  In addition, our business has historically experienced some seasonal trends.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy experiences further weakness and/or the semiconductor industry weakens, whether in general or as a result of specific factors, such as current macroeconomic factors, or unpredictable natural disasters such as the March 2011 natural disasters in Japan, or the November 2011 flooding in Thailand, that have affected the semiconductor, data storage and information technology industries over approximately the last two years, we could experience material adverse impacts on our results of operations and financial condition.

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

Some additional factors that affect demand for our products include: the types of products that our customers may produce, such as logic devices versus memory devices; the various technology nodes at which those products are manufactured; customers' specific manufacturing process integration schemes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share gains and losses; and pricing changes by us and our competitors.

index

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF CMP SLURRIES AND PADS

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  Our business in CMP pads is also developing.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes and advances, and this drive toward lower costs, higher quality and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables and to possibly reuse or recycle these products, could render our products less important to the IC device manufacturing process.

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

During the three months ended December 31, 2012 and 2011, our five largest customers accounted for approximately 54% and 47% of our revenue, respectively.  During the three months ended December 31, 2012, Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung were our largest customers accounting for approximately 20% and 15%, respectively, of our revenue.  During the three months ended December 31, 2011, TSMC and Samsung accounted for approximately 17% and 13%, respectively, of our revenue.  During full fiscal year 2012, our five largest customers accounted for approximately 48% of our revenue, with TSMC and Samsung accounting for approximately 18% and 13%, respectively.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including fumed silica, which we use for certain of our slurries, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters, like the March 2011 natural disasters in Japan.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw material suppliers.

We believe it would be difficult to promptly secure alternative sources of key raw materials, such as fumed silica, in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by us and our customers.  In addition, new contract terms, contractual amendments to the existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us.  For instance, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed silica under a new fumed silica supply agreement for such supply, which became effective as of January 2013.  Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We continue to have expanding operations and a large customer base outside of the United States.  Approximately 88% and 87% our revenue was generated by sales to customers outside of the United States for the three months ended December 31, 2012 and full fiscal year ended September 30, 2012, respectively.  We encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also encounter the risks that we may not be able to repatriate earnings from certain of our foreign operations, derive the anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

WE DECREASED OUR CASH BALANCE SIGNIFICANTLY AND INCURRED A SUBSTANTIAL AMOUNT OF INDEBTEDNESS IN FISCAL 2012 IN CONJUNCTION WITH OUR LEVERAGED RECAPITALIZATION WITH A SPECIAL CASH DIVIDEND, WHICH MAY ADVERSELY AFFECT OUR CASH FLOW AND OUR ABILITY TO EXPAND OUR BUSINESS, AND WE MAY BE UNABLE TO COMPLY WITH DEBT COVENANTS OR SECURE ADDITIONAL FINANCING, IF NECESSARY OR DESIRED, ON TERMS ACCEPTABLE TO OUR COMPANY

As we discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, in conjunction with a new capital management initiative for our Company, we increased the available authorization under our existing share repurchase program and implemented a leveraged recapitalization with a special cash dividend of approximately $347.1 million in aggregate, which we paid in March 2012 by using approximately $172.1 million from our existing cash balance and $175.0 million from a five-year term loan that is part of the credit facility we finalized in February 2012.

index

The accompanying reduction in our cash balance may reduce our flexibility to operate our business as we have in the past, including limiting our ability to invest in organic growth of our Company, pursue acquisitions, and repurchase our stock.  In addition, the indebtedness may adversely affect our future cash flow and our ability to pursue our core strategies of strengthening and growing our business, because the incurrence of debt will require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures, share repurchases, merger and acquisition activities, and other general corporate purposes.  The credit facility contains restrictive covenants that impose operating and financial restrictions, including restrictions on our ability to engage in activities and initiatives that we otherwise might decide to pursue.  These covenants include, among other things, restrictions on our ability to incur additional debt, engage in certain transactions, and pay additional dividends or make other distributions to our stockholders.  The incurrence of debt pursuant to the new credit facility also has required us to incur interest expense charges and other debt related fees that could adversely affect our financial condition and cash flows.

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the former litigation between us and a competitor, in which the validity of all of our patents at issue in the matter was upheld as further described in Part II, Item 1 under the heading "Legal Proceedings", could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in technologies, assets and companies, either through acquisitions, investments or alliances, in order to supplement our internal growth and development efforts.  Acquisitions and investments, involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; diversion of management's attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

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

An element of our strategy has been to leverage our current customer relationships and technological expertise to expand our CMP business from CMP slurries into other areas, such as CMP polishing pads.  Additionally, in our Engineered Surface Finishes business, we are pursuing other surface modification applications.  Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers' needs or we may be unable to keep pace with technological or other developments.  Also, our competitors may have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products.

WE MAY NOT BE ABLE TO MONETIZE OUR INVESTMENTS IN AUCTION RATE SECURITIES IN THE SHORT TERM AND WE COULD EXPERIENCE A DECLINE IN THEIR MARKET VALUE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We owned auction rate securities (ARS) with an estimated fair value of $8.0 million ($8.2 million par value) at December 31, 2012, which were classified as other long-term assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not improve, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

We have adopted change in control arrangements covering our executive officers and other key employees.  These arrangements provide for a cash severance payment, continued medical benefits and other ancillary payments and benefits upon termination of service of a covered employee's employment following a change in control, which may make it more expensive to acquire our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2012	12,000	$29.84	12,000	$129,642
Nov. 1 through Nov. 30, 2012	242,600	$30.67	242,600	$122,200
Dec. 1 through Dec. 31, 2012	104,503	$33.07	66,047	$120,000
Total	359,103	$31.34	320,647	$120,000

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  We repurchased 320,647 shares for $10.0 million during the first quarter of fiscal 2013 under this program.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our capital management initiative that we announced in December 2011, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  With this increased authorization, as of December 31, 2012, $120.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Separate from this share repurchase program, a total of 38,456 shares were purchased during the first quarter of fiscal 2013 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients and to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S‑K:

Exhibit Number	Description
10.30	Form of Deposit Share Agreement.

10.62	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).

10.63	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION

Date: February 8, 2013	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 8, 2013	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]