Form 10-Q
period 2013-03-31
CABOT MICROELECTRONICS CORP
filed 2013-05-09
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2013

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

As of April 30, 2013, the Company had 23,271,925 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

Index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenue	$100,364	$99,236	$206,897	$201,358

Cost of goods sold	52,019	53,442	108,513	106,285

Gross profit	48,345	45,794	98,384	95,073

Operating expenses:
Research, development and technical	15,073	14,071	30,389	27,826
Selling and marketing	7,046	7,434	14,155	14,770
General and administrative	12,287	15,177	23,241	28,078
Total operating expenses	34,406	36,682	67,785	70,674

Operating income	13,939	9,112	30,599	24,399

Interest expense	872	354	1,825	393

Other income (expense), net	463	97	1,317	201
Income before income taxes	13,530	8,855	30,091	24,207

Provision for income taxes	4,110	3,325	10,968	8,262

Net income	$9,420	$5,530	$19,123	$15,945

Basic earnings per share	$0.41	$0.24	$0.84	$0.70

Weighted average basic shares outstanding	22,974	22,768	22,914	22,624

Diluted earnings per share	$0.40	$0.23	$0.81	$0.68

Weighted average diluted shares outstanding	23,871	23,780	23,755	23,378

Dividends per share	$-	$15.00	$-	$15.00

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$9,420	$5,530	$19,123	$15,945

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(7,055)	(1,235)	(11,751)	(372)

Other comprehensive income, net of tax	(7,055)	(1,235)	(11,751)	(372)

Comprehensive income	$2,365	$4,295	$7,372	$15,573

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$188,354	$178,459
Accounts receivable, less allowance for doubtful accounts of $4,061 at March 31, 2013, and $4,757 at September 30, 2012	51,220	53,506
Inventories	66,075	66,472
Prepaid expenses and other current assets	13,546	12,608
Deferred income taxes	6,851	6,843
Total current assets	326,046	317,888

Property, plant and equipment, net	112,632	125,020
Goodwill	43,916	44,620
Other intangible assets, net	11,025	12,473
Deferred income taxes	4,500	5,879
Other long-term assets	12,733	11,945
Total assets	$510,852	$517,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,913	$19,542
Accrued expenses, income taxes payable and other current liabilities	29,411	32,738
Current portion of long-term debt	10,938	10,937
Capital lease obligations	-	2
Total current liabilities	54,262	63,219

Long-term debt, net of current portion	157,500	161,875
Deferred income taxes	1,661	2,017
Capital lease obligations, net of current portion	-	19
Other long-term liabilities	7,286	7,104
Total liabilities	220,709	234,234

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 29,590,023 shares at March 31, 2013, and 28,864,527 shares at September 30, 2012	30	29
Capital in excess of par value of common stock	350,251	329,782
Retained earnings	148,564	129,441
Accumulated other comprehensive income	18,715	30,466
Treasury stock at cost, 6,319,094 shares at March 31, 2013, and 5,682,288 shares at September 30, 2012	(227,417)	(206,127)
Total stockholders' equity	290,143	283,591

Total liabilities and stockholders' equity	$510,852	$517,825

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$19,123	$15,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,638	11,868
Provision for doubtful accounts	36	3,820
Share-based compensation expense	7,303	7,419
Deferred income tax expense (benefit)	4,061	(1,449)
Non-cash foreign exchange loss	3,653	1,233
Loss on disposal of property, plant and equipment	44	189
Impairment of property plant and equipment	38	51
Other	(2,279)	(949)
Changes in operating assets and liabilities:
Accounts receivable	(1,952)	(3,297)
Inventories	(3,284)	(1,745)
Prepaid expenses and other assets	(3,485)	2,856
Accounts payable	(3,817)	(4,147)
Accrued expenses, income taxes payable and other liabilities	90	(10,501)
Net cash provided by operating activities	30,169	21,293

Cash flows from investing activities:
Additions to property, plant and equipment	(5,546)	(11,641)
Proceeds from the sale of property, plant and equipment	14	-
Proceeds from the sale of investments	25	50
Net cash used in investing activities	(5,507)	(11,591)

Cash flows from financing activities:
Dividends paid	-	(347,140)
Issuance of long-term debt	-	175,000
Repayment of long-term debt	(4,375)	-
Repurchases of common stock	(21,290)	(14,534)
Net proceeds from issuance of stock	13,159	29,034
Tax benefits associated with share-based compensation expense	707	617
Principal payments under capital lease obligations	(21)	(5)
Net cash used in financing activities	(11,820)	(157,028)

Effect of exchange rate changes on cash	(2,947)	(158)
Increase (decrease) in cash and cash equivalents	9,895	(147,484)
Cash and cash equivalents at beginning of period	178,459	302,546
Cash and cash equivalents at end of period	$188,354	$155,062

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,171	$2,385
Issuance of restricted stock	5,926	6,198

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of March 31, 2013, cash flows for the six months ended March 31, 2013 and March 31, 2012, and results of operations for the three and six months ended March 31, 2013 and March 31, 2012.  The results of operations for the three and six months ended March 31, 2013 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2013.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' annual report on Form 10-K for the fiscal year ended September 30, 2012.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of March 31, 2013.

Results of Operations

The results of operations for the six months ended March 31, 2013 include a foreign tax adjustment, which was recorded during the first quarter of fiscal 2013, to correct prior period amounts, which we determined to be immaterial to the prior periods to which it relates and is expected to be immaterial to our full fiscal year 2013 results.  This adjustment reduced net income for the first six months of fiscal 2013 by $1,686 and diluted earnings per share by approximately $0.07.  The adjustment relates to the reversal of a deferred tax asset for cumulative net operating losses (NOLs) associated with our facility in South Korea since its opening in fiscal year 2011, as these NOLs are expected to be consumed during periods a tax holiday is in effect.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at March 31, 2013 and September 30, 2012.  See Note 8 for a detailed discussion of our long-term debt.  We have chosen to not measure any of our other financial instruments at fair value as we believe their carrying value approximates their fair value.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

March 31, 2013	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$188,354	$-	$-	$188,354
Auction rate securities (ARS)	-	-	7,966	7,966
Other long-term investments	1,274	-	-	1,274
Total	$189,628	$-	$7,966	$197,594

September 30, 2012	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$178,459	$-	$-	$178,459
Auction rate securities (ARS)	-	-	7,991	7,991
Other long-term investments	1,082	-	-	1,082
Total	$179,541	$-	$7,991	$187,532

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,274 in the second quarter of fiscal 2013 to reflect its fair value as of March 31, 2013.

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at March 31, 2013.  Our ARS investments at March 31, 2013 consisted of two tax exempt municipal debt securities with a total par value of $8,200.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced and insured with bond insurance and currently carry a credit rating of AA- by Standard and Poors.

Since an active market for ARS does not currently exist, we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.  The following table presents a reconciliation of the activity in fiscal 2013 for fair value measurements using level 3 inputs:

Balance as of October 1, 2012	$7,991
Net sales of ARS	(25)
Balance as of March 31, 2013	$7,966

Based on our fair value assessment, we determined that one ARS continues to be impaired as of March 31, 2013.  This security has a fair value of $3,016 (par value $3,250).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we previously recorded.  We believe that this ARS is not permanently impaired because in the event of default by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of March 31, 2013.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered this development, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  See Note 6 for more information on these investments.

3. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances for doubtful accounts, was $51,220 as of March 31, 2013 and $53,506 as of September 30, 2012.  The decrease was primarily due to lower revenue generated in the second quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.  As noted in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, we recorded $3,727 in bad debt expense for Elpida Memory, Inc. (Elpida), a significant customer in Japan that filed for bankruptcy protection in February 2012.  We have maintained a reserve for the entire balance as collection of any or all of this balance remains uncertain.  Elpida has been paying the Company on a current basis for all shipments made subsequent to its bankruptcy filing.  The Elpida receivable is denominated in Japanese yen, so it is subject to foreign exchange fluctuations which are included in the table below under the deductions and adjustments.  Our allowance for doubtful accounts changed during the six months ended March 31, 2013 as follows:

Balance as of September 30, 2012	$4,757
Amounts charged to expense	36
Deductions and adjustments	(732)
Balance as of March 31, 2013	$4,061

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

4. INVENTORIES

Inventories consisted of the following:

	March 31,	September 30,
	2013	2012

Raw materials	$32,675	$34,591
Work in process	7,358	6,333
Finished goods	26,042	25,548
Total	$66,075	$66,472

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $43,916 as of March 31, 2013, and $44,620 as of September 30, 2012.  The decrease in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

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

We completed our annual impairment test during our fourth quarter of fiscal 2012 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended March 31, 2013, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill of any of our reporting units.

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)
The components of other intangible assets are as follows:

	March 31, 2013		September 30, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,331	$5,353	$8,387	$4,902
Acquired patents and licenses	8,270	6,985	8,270	6,775
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,384	6,812	12,586	6,283

Total other intangible assets subject to amortization	31,535	21,700	31,793	20,510

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,725	$21,700	$32,983	$20,510

*      Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $658 and $1,319 for the three and six months ended March 31, 2013, respectively.  Amortization expense on our other intangible assets was $675 and $1,344 for the three and six months ended March 31, 2012, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2013	$1,303
2014	2,480
2015	2,412
2016	1,996
2017	1,166

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	March 31,	September 30,
	2013	2012

Auction rate securities	$7,966	$7,991
Other long-term assets	3,493	2,872
Other long-term investments	1,274	1,082
Total	$12,733	$11,945

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

As discussed in Note 2 of this Form 10-Q, the two ARS that we owned as of March 31, 2013 are classified as long-term investments.  The securities are credit enhanced and insured with bond insurance and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we first recognized in fiscal 2008.  We continue to believe this decline in fair value is temporary based on: (1) the nature of the underlying debt; (2) the presence of bond insurance; (3) the fact that all interest payments have been received; (4) our successful monetization of $25 of this security during the quarter ended March 31, 2013; and (5) our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity.

As discussed in Note 2 of this Form 10-Q, we recorded a long-term asset and a corresponding long-term liability of $1,274 representing the fair value of our SERP investments as of March 31, 2013.

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31,	September 30,
	2013	2012

Accrued compensation	$14,840	$18,532
Goods and services received, not yet invoiced	3,251	3,478
Deferred revenue and customer advances	3,627	3,341
Warranty accrual	290	359
Income taxes payable	3,731	2,843
Taxes, other than income taxes	1,393	1,041
Other	2,279	3,144
Total	$29,411	$32,738

The decrease in accrued compensation was primarily due to the payment of our annual incentive bonus program earned in fiscal 2012, partially offset by two quarters of accrual under our annual incentive bonus program related to fiscal 2013.

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

Borrowings under the Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The initial Applicable Rate for borrowings under the Credit Facilities was 1.75% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans will bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% to 0.35%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in customary arrangement fees, upfront fees and administration fees, of which $550 and $1,536 remains in prepaid expenses and other current assets and other long-term assets, respectively, on our Consolidated Balance Sheet as of March 31, 2013.  We must also pay letter of credit fees as necessary.  We may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by each of our existing and future direct and indirect domestic subsidiaries (the "Guarantors").  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and its domestic subsidiaries.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through June 30, 2013 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio decreases to 2.75 to 1.00 between July 1, 2013 and June 30, 2014 and to 2.50 to 1.00 from July 1, 2014 through the termination of the Credit Agreement.  As of March 31, 2013, our consolidated leverage ratio was 1.50 to 1.00 and our consolidated fixed charge coverage ratio was 6.61 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

At March 31, 2013, the fair value of the Term Loan approximates its carrying value of $168,438 as the loan bears a floating market rate of interest.  As of March 31, 2013, $10,938 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of March 31, 2013, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2013	$6,563
2014	10,938
2015	15,312
2016	21,875
2017	113,750
Total	$168,438

9. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At March 31, 2013, we had one forward foreign exchange contract to sell Japanese yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2013	Fair Value at September 30, 2012	Fair Value at March 31, 2013	Fair Value at September 30, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$ 59	$ 38	$ -	$ -
	Accrued expenses and other current liabilities	$ -	$ -	$ -	$ -

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three and six months ended March 31:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Six Months Ended
	Statement of Income Location	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$82	$468	$323	$468

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet customers' specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first six months of fiscal 2013 as follows:

Balance as of September 30, 2012	$359
Reserve for product warranty during the reporting period	426
Settlement of warranty	(495)
Balance as of March 31, 2013	$290

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

11. SHARE-BASED COMPENSATION PLANS

We issue share-based payments under the following programs: our 2012 Omnibus Incentive Plan (OIP) and our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP).  Prior to March 2012, when our stockholders approved our new OIP, we issued share-based payments under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our ESPP, and, pursuant to our EIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008, and our 2001 Executive Officer Deposit Share Program.  For additional information regarding these programs, refer to Note 11 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2012.  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are being made from the OIP, and the EIP is no longer available for any awards.

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

Share-based compensation expense for the three and six months ended March 31, 2013, and 2012, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Cost of goods sold	$403	$366	$915	$747
Research, development and technical	310	255	676	545
Selling and marketing	324	292	710	769
General and administrative	2,772	3,113	5,002	5,358
Total share-based compensation expense	3,809	4,026	7,303	7,419
Tax benefit	1,345	1,300	2,531	2,356
Total share-based compensation expense, net of tax	$2,464	$2,726	$4,772	$5,063

Our non-employee directors received annual equity awards in March 2013, pursuant to the OIP.  The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company's bylaws.  Five of the Company's non-employee directors had completed at least two full terms of service as of the date of the March 2013 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $755 of the awards to these five directors to share-based compensation expense in the fiscal quarter ended March 31, 2013 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other three non-employee directors.

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

12. OTHER INCOME (EXPENSE), NET

Other income, net, consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Interest income	$33	$28	$78	$79
Other income (expense)	430	69	1,239	122
Total other income (expense), net	$463	$97	$1,317	$201

The increase in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, primarily related to the weakening of the Japanese yen against the U.S. dollar.  The increase in other income is net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of this Form 10-Q.

13. INCOME TAXES

Our effective income tax rate was 30.4% and 36.4% for the three and six months ended March 31, 2013 compared to a 37.5% and 34.1% effective income tax rate for the three and six months ended March 31, 2012.  The increase in the effective tax rate during the first six months of fiscal 2013 was primarily due to the recognition of a $1,686 foreign tax adjustment during the quarter ended December 31, 2012, as discussed in Note 1 under the heading "Results of Operations", and the recognition of a $1,015 valuation allowance on a deferred tax asset during the quarter ended March 31, 2013, related to a former equity investment in an entity that was legally dissolved during the quarter.  The former equity investment, which had been fully impaired in fiscal 2007 for financial book purposes, represents a capital asset for tax purposes.  Management has determined that it is not likely that capital gains will be generated within the relevant timeframe to offset the capital loss of this investment.  Consequently, a valuation allowance has been established to reduce the deferred tax asset to zero.  The resulting increase in our effective tax rate was partially offset by effects of the reinstatement of the U.S. research and experimentation tax credit, retroactively effective January 1, 2012, as the American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013.  During the quarter ended March 31, 2013, we recorded a $947 discrete tax credit related to qualified research and development spending in fiscal 2012 and we currently estimate we will receive an additional $1,100 in tax benefits for full fiscal year 2013, subject to actual qualified research and development spending as defined by the law.

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

14. EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Numerator:
Earnings available to common shares	$9,420	$5,530	$19,123	$15,945

Denominator:
Weighted average common shares	22,973,631	22,768,425	22,914,133	22,623,978
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	897,394	1,011,108	840,539	753,824
Diluted weighted average common shares	23,871,025	23,779,533	23,754,672	23,377,802
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.41	$0.24	$0.84	$0.70

Diluted	$0.40	$0.23	$0.81	$0.68

For the three months ended March 31, 2013 and 2012, approximately 1.5 million and 0.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the six months ended March 31, 2013 and 2012, approximately 2.0 million and 1.3 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited and in thousands, except share and per share amounts)

15. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and six months ended March 31, 2013, and 2012, was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Revenue:	2013	2012	2013	2012
Tungsten slurries	$36,819	$38,218	$77,525	$78,946
Dielectric slurries	29,734	27,209	60,092	55,216
Copper slurry, including barrier and aluminum	17,057	16,061	35,041	32,101
Polishing pads	7,402	7,939	15,866	14,869
Data storage slurries	5,424	5,749	10,486	10,726
Engineered Surface Finishes	3,928	4,060	7,887	9,500
Total revenue	$100,364	$99,236	$206,897	$201,358

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

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02).  The provisions of ASU 2013-02 require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified by the respective line items of net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts not required by U.S. GAAP to be reclassified to net income in their entirety, an entity is required to cross reference to other disclosures required under U.S. GAAP.  ASU 2013-02 became effective for us in the quarter ended March 31, 2013.  The adoption of ASU 2013-02 had no impact on our financial statements as we did not have any reclassification adjustments out of accumulated other comprehensive income.

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

SECOND QUARTER OF FISCAL 2013 OVERVIEW

The softening of demand within the semiconductor industry that began late in the fourth quarter of our fiscal 2012 continued through our second quarter of fiscal 2013.  Industry reports suggest that demand has been particularly soft for personal computers, which has negatively impacted the DRAM portion of the memory segment of the semiconductor industry and has contributed to softer demand for some of our CMP consumable products.  However, some industry analysts and semiconductor manufacturers continue to predict some strengthening of semiconductor demand during the June and September quarters, which likely would be driven by positive trends in mobile devices and mobile connectivity.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our second quarter of fiscal 2013 was $100.4 million, which represented an increase of 1.1% from the second quarter of fiscal 2012 and a decrease of 5.8% from the previous quarter.  The increase from the second quarter of fiscal 2012 was due to growth in our dielectrics slurry business, primarily in South Korea, and increased sales of our copper slurry products, which include slurries for polishing aluminum.  Revenues for all other product lines decreased compared to the year ago quarter.  Compared to the prior quarter, revenues for our data storage slurry products increased, while revenues decreased for all other product lines.  We believe the decrease in revenue from the prior quarter was primarily due to continued soft demand within the semiconductor industry and traditional seasonal weakness that we typically experience in the second quarter of our fiscal year.

Index

Gross profit expressed as a percentage of revenue for our second quarter of fiscal 2013 was 48.2%, which represented an increase from 46.1% reported in the second quarter of fiscal 2012 and from 47.0% in our prior quarter.  The increase in gross profit percentage from the second quarter of fiscal 2012 was primarily due to lower variable manufacturing costs and benefits associated with a weaker Japanese yen versus the U.S. dollar, partially offset by a lower-valued product mix.  The increase in gross profit percentage from the prior quarter was primarily due to lower variable and fixed manufacturing costs, including the positive impact of Japanese yen exchange rate changes, partially offset by lower sales volume and a lower-valued product mix.  Our gross profit percentage was 47.6% on a year-to-date basis, which is within the upper half of our full fiscal year 2013 guidance range of 46% to 48%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $34.4 million in our second quarter of fiscal 2013, compared to $36.7 million in the second quarter of fiscal 2012 and $33.4 million in the previous quarter.  The decrease in operating expenses from the comparable quarter of fiscal 2012 was primarily driven by the absence of bad debt expense related to a customer bankruptcy and costs associated with our 2012 leveraged recapitalization with a special cash dividend, partially offset by higher staffing-related costs, including costs associated with our annual cash incentive bonus program (AIP).  The increase in operating expenses from the prior quarter was primarily due to higher staffing-related costs, partially offset by lower depreciation expense and lower clean room material costs.  We continue to expect full year operating expenses to be in the range of $132 million to $136 million.

Diluted earnings per share for the second quarter of fiscal 2013 were $0.40, which represents an increase from $0.23 reported in the second quarter of fiscal 2012 and a decrease from $0.41 reported in the previous fiscal quarter.  The increase in diluted earnings per share from the second quarter of fiscal 2012 is primarily due to a higher gross profit margin and lower operating expenses, including approximately $0.12 related to the absence of bad debt expense and leveraged recapitalization fees recorded in the prior year quarter.  The decrease in diluted earnings per share from the prior quarter was primarily due to lower revenue, partially offset by a lower effective tax rate due to enacted tax legislation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2012.  We believe there have been no material changes in our critical accounting estimates during the first six months of fiscal 2013.  See Note 16 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013, VERSUS THREE MONTHS ENDED MARCH 31, 2012

REVENUE

Revenue was $100.4 million for the three months ended March 31, 2013, which represented a 1.1%, or $1.1 million, increase from the three months ended March 31, 2012.  The increase in revenue was driven by a $1.8 million increase due to higher sales volume and $0.6 million due to a higher-priced product mix, partially offset by a $1.4 million decrease in revenue due to foreign exchange rate changes, primarily due to the significant strengthening of the U.S. dollar against the Japanese yen.  Compared to the same quarter last year, we experienced revenue increases in our dielectrics slurry product line and in our copper slurry product line, which include slurries for polishing aluminum.  These increases were partially offset by decreased revenue in our tungsten slurry, polishing pad, data storage slurry and Engineered Surface Finishes (ESF) product lines.

COST OF GOODS SOLD

Total cost of goods sold was $52.0 million for the three months ended March 31, 2013, which represented a decrease of 2.7%, or $1.4 million, from the three months ended March 31, 2012.  The decrease in cost of goods sold was primarily due to $2.0 million from foreign exchange rate changes and $0.9 million due to certain production variances.  These decreases in cost of goods sold were partially offset by a $1.5 million increase due to a higher-cost product mix.

Metal oxides, such as silica, are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk exposure to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more information about our supply contracts, see "Tabular Disclosure of Contractual Obligations" in this Quarterly Report on Form 10-Q as well as in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.2% for the three months ended March 31, 2013, as compared to 46.1% for the three months ended March 31, 2012.  The increase in gross profit as a percentage of revenue was primarily due to lower variable manufacturing costs, including benefits associated with a weaker Japanese yen versus the U.S. dollar and certain favorable production variances, partially offset by a lower-valued product mix.  We continue to expect our gross profit percentage for full year fiscal 2013 to be within a range of 46% to 48%.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $15.1 million for the three months ended March 31, 2013, which represented an increase of 7.1%, or $1.0 million, from the three months ended March 31, 2012.  The increase was primarily due to $1.5 million in higher staffing-related costs, including costs related to our AIP, partially offset by a $0.6 million decrease in depreciation expense as certain equipment is now fully depreciated.

Index

Our research, development and technical efforts continue to focus on the following main areas:

•	Research related to fundamental CMP technology;
•	Development and formulation of new and enhanced CMP consumables products, including collaboration on joint development projects with key customers;
•	Process development to support rapid and effective commercialization of new products;
•	Technical support of CMP products in our customers' research, development and manufacturing facilities; and,
•	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $7.0 million for the three months ended March 31, 2013, which represented a decrease of 5.2%, or $0.4 million, from the three months ended March 31, 2012.  The decrease was primarily due to lower travel-related costs and lower professional fees.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $12.3 million for the three months ended March 31, 2013, which represented a decrease of 19.0%, or $2.9 million, from the three months ended March 31, 2012.  The decrease was primarily due to $3.9 million in lower bad debt expense, including the absence of $3.7 million recorded in the second quarter of fiscal 2012 associated with a customer bankruptcy, partially offset by $1.0 million in higher staffing-related costs, including costs associated with our AIP.

INTEREST EXPENSE

Interest expense was $0.9 million for the three months ended March 31, 2013, which represented an increase of $0.5 million from the three months ended March 31, 2012.  The increase was due to a full quarter of interest expense recorded on the term loan we entered into in fiscal 2012 to partially fund the special cash dividend we paid in fiscal 2012, compared to approximately one and one-half months of interest in the comparable quarter of fiscal 2012.

OTHER INCOME (EXPENSE), NET

Other income was $0.5 million for the three months ended March 31, 2013 compared to $0.1 million during the three months ended March 31, 2012.  The increase in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, primarily related to the weakening of the Japanese yen against the U.S. dollar.  The increase in other income is net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements.

Index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 30.4% for the three months ended March 31, 2013 compared to a 37.5% effective income tax rate for the three months ended March 31, 2012.  The decrease in the effective tax rate during the second quarter of fiscal 2013 was primarily due to the reinstatement of the U.S. research and experimentation tax credit, retroactively effective January 1, 2012, as the American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013.  We recorded approximately $0.9 million in discrete income tax benefits related to fiscal 2012 in the second quarter of fiscal 2013 and we currently estimate we will receive an additional $1.1 million in tax benefits for full fiscal year 2013, subject to actual qualified research and development spending as defined by the law.  The decrease in our effective tax rate was partially offset by a $1.0 valuation allowance established on a deferred tax asset related to a past equity investment in an entity that was legally dissolved during the quarter.

NET INCOME

Net income was $9.4 million for the three months ended March 31, 2013 which represented an increase of 70.3%, or $3.9 million, from the three months ended March 31, 2012.  The increase was primarily due to a higher gross profit percentage and lower operating expenses, including the absence of the bad debt expense related to a customer bankruptcy recorded in the second quarter of fiscal 2012.

SIX MONTHS ENDED MARCH 31, 2013, VERSUS SIX MONTHS ENDED MARCH 31, 2012

The results of operations for the six months ended March 31, 2013 include a foreign tax adjustment to correct prior period amounts, which we have determined to be immaterial to the prior periods to which it relates and is expected to be immaterial to our full fiscal year 2013 results.  This adjustment, recorded in the first quarter of fiscal 2013, reduced net income for the first six months of fiscal 2013 by $1.7 million and diluted earnings per share by approximately $0.07.  This adjustment relates to the reversal of a deferred tax asset for cumulative net operating losses (NOLs) associated with our facility in South Korea since its opening in 2011, as these NOLs are expected to be consumed during periods a tax holiday is in effect.

REVENUE

Revenue was $206.9 million for the six months ended March 31, 2013, which represented a 2.8%, or $5.5 million, increase from the six months ended March 31, 2012.  The increase in revenue was driven by a $4.6 million increase due to a higher-priced product mix and a $3.7 million increase in sales volume.  These increases were partially offset by a $1.7 million decrease in revenue due to the effect of foreign exchange rate changes.  On a year-to-date basis, we experienced increased sales within our dielectrics slurry, copper slurry, which includes slurries for polishing aluminum, and polishing pad product lines, partially offset by decreased revenue in our tungsten slurry and ESF product lines.

COST OF GOODS SOLD

Total cost of goods sold was $108.5 million for the six months ended March 31, 2013, which represented an increase of 2.1%, or $2.2 million, from the six months ended March 31, 2012.  The increase in cost of goods sold was primarily due to an $8.8 million increase due to a higher-cost product mix, a $1.7 million increase due to certain production variances and a $0.9 increase in fixed manufacturing costs.  These increases in cost of goods sold were partially offset by a $6.2 million decrease in variable production costs and a $2.3 million decrease due to the effects of foreign exchange rate changes.

Index

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.6% for the six months ended March 31, 2013, as compared to 47.2% for the six months ended March 31, 2012.  The increase in gross profit as a percentage of revenue was primarily due to higher sales volume and lower variable manufacturing costs, including benefits associated with a weaker Japanese yen versus the U.S. dollar, partially offset by a lower-valued product mix.  Our year-to-date gross profit percentage of 47.6% is within the upper half of our full year fiscal 2013 guidance range of 46% to 48%.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $30.4 million for the six months ended March 31, 2013, which represented an increase of 9.2%, or $2.6 million, from the six months ended March 31, 2012.  The increase was primarily due to $2.4 million in higher staffing-related costs, including costs related to our AIP and $0.7 million in higher expenses for clean room materials, partially offset by small decreases in various other types of expense.

SELLING AND MARKETING

Selling and marketing expenses were $14.2 million for the six months ended March 31, 2013, which represented a decrease of 4.2%, or $0.6 million, from the six months ended March 31, 2012.  The decrease was primarily due to lower travel-related expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $23.2 million for the six months ended March 31, 2013, which represented a decrease of 17.2%, or $4.8 million, from the six months ended March 31, 2012.  The decrease was primarily due to $3.8 million in lower bad debt expense, including $3.7 million related to a customer bankruptcy recorded in the second quarter of fiscal 2012, and $2.6 million in lower professional fees, including the absence of fees associated with our leveraged recapitalization with a special cash dividend completed in March 2012.  These decreases were partially offset by $1.6 million in higher staffing-related costs, including costs associated with our AIP.

INTEREST EXPENSE

Interest expense was $1.8 million for the six months ended March 31, 2013, which represented an increase of $1.4 million from the six months ended March 31, 2012.  The increase was due to interest expense recorded on the term loan we entered into in fiscal 2012 to partially fund the special cash dividend we paid in fiscal 2012.

OTHER INCOME (EXPENSE), NET

Other income was $1.3 million for the six months ended March 31, 2013 compared to $0.2 million during the six months ended March 31, 2012.  The increase in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, primarily related to the weakening of the Japanese yen against the U.S. dollar.  The increase in other income is net of gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements.

Index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 36.4% for the six months ended March 31, 2013 compared to a 34.1% effective income tax rate for the six months ended March 31, 2012.  The increase in the effective tax rate during fiscal 2013 was primarily due to the recognition of a $1.7 million foreign tax adjustment, as discussed in Note 1 under the heading "Results of Operations", and the recognition of a $1.0 million valuation allowance on a deferred tax asset related to a past equity investment in an entity that was legally dissolved during the quarter ended March 31, 2013.  The increase in our effective tax rate was partially offset by the reinstatement of the U.S. research and experimentation tax credit, retroactively effective January 1, 2012, as the American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013.  We recorded approximately $0.9 million in discrete income tax benefits related to fiscal 2012 in the second quarter of fiscal 2013 and we currently estimate we will receive an additional $1.1 million in tax benefits for full fiscal year 2013, subject to actual qualified research and development spending as defined by the law.

NET INCOME

Net income was $19.1 million for the six months ended March 31, 2013 which represented an increase of 19.9%, or $3.2 million, from the six months ended March 31, 2012.  The increase was primarily due to increased sales volume, lower operating expense, and a higher gross profit percentage, partially offset by higher interest expense and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We generated $30.2 million in cash flows from operating activities in the first six months of fiscal 2013, compared to $21.3 million in cash from operating activities in the first six months of fiscal 2012.  Our cash flows provided by operating activities in the first six months of fiscal 2013 originated from $19.1 million in net income, $23.5 million in non-cash items and a $12.4 million decrease in cash flow due to a net increase in working capital.  The increase in cash flows from operating activities compared to the first six months of fiscal 2012 was primarily due to increased net income and changes in the timing and amount of prepaid expense, accrued expense and income tax payments.

In the first six months of fiscal 2013, cash flows used in investing activities were $5.5 million for purchases of property, plant and equipment.  In the first six months of fiscal 2012, cash flows used in investing activities were $11.6 million for purchases of property, plant and equipment, including payments to complete our manufacturing facility in South Korea, which we opened in fiscal 2011.  We estimate our total capital expenditures in fiscal 2013 will be approximately $20.0 million, which is down from our previous guidance of between $20.0 million and $25.0 million.

In the first six months of fiscal 2013, cash flows used in financing activities were $11.8 million.  We used $20.0 million to repurchase common stock under our share repurchase program and $1.3 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under the EIP and OIP.  We also used $4.4 million to repay long-term debt.  We received $13.2 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to our employees under our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010 (ESPP), and we received $0.7 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP and OIP.  In the first six months of fiscal 2012, cash flows used in financing activities were $157.0 million.  We used $347.1 million to fund the special cash dividend in March 2012, $13.0 million to repurchase common stock under our share repurchase program and $1.5 million to repurchase common stock pursuant to the terms of our EIP for shares withheld from employees to cover payroll taxes on the vesting of restricted stock granted under the EIP.  We received $175.0 million from the drawdown of our term loan (discussed in Note 8 of the Notes to the Consolidated Financial Statements), $29.0 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to our employees under the ESPP, and we received $0.6 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.

Index

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our capital management initiative that we announced in December 2011, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  We repurchased 597,382 shares for $20.0 million during the first six months of fiscal 2013 and we repurchased 321,000 shares for $13.0 million during the first six months of fiscal 2012 under this expanded program.  As of March 31, 2013, $110.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  The Credit Agreement provides us an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  The Term Loan was drawn on February 27, 2012 and the Revolving Credit Facility remains undrawn.  In connection with the Credit Agreement, we terminated our previously existing $50.0 million unsecured revolving credit facility.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through June 30, 2013 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio decreases to 2.75 to 1.00 between July 1, 2013 and June 30, 2014 and to 2.50 to 1.00 from July 1, 2014 through the termination of the Credit Agreement.  As of March 31, 2013, our consolidated leverage ratio was 1.50 to 1.00 and our consolidated fixed charge coverage ratio was 6.61 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.

As of March 31, 2013, we had $188.4 million of cash and cash equivalents, $33.8 million of which was held in foreign subsidiaries in Singapore and Taiwan where we have made a current election to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2013, and September 30, 2012, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$168.4	$10.9	$30.6	$126.9	$-
Interest expense and fees on long-term debt	11.4	3.6	5.8	2.0	-
Purchase obligations	173.9	59.4	82.9	31.2	0.4
Operating leases	9.5	3.6	3.5	1.9	0.5
Other long-term liabilities	7.3	-	-	-	7.3
Total contractual obligations	$370.5	$77.5	$122.8	$162.0	$8.2

Prior to January 1, 2013, we operated under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, under which we were generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchased less than these amounts.  This agreement expired on December 31, 2012.  We did not pay any shortfall under this agreement.  We entered into a new fumed silica supply agreement with Cabot Corporation that became effective as of January 1, 2013 with an initial term of four years.  This new agreement has revised pricing and requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities each year of the new contract.  We also operated under a fumed alumina supply agreement with Cabot Corporation, which expired in April 2013, under which we were obligated to pay certain fixed, capital and variable costs, and had certain take-or-pay obligations.  We did not pay any shortfall under this agreement.  Purchase obligations include an aggregate amount of $154.5 million of contractual commitments related to our Cabot Corporation agreements for fumed silica.

Interest payments on long-term, variable rate debt reflect LIBOR rates in effect at March 31, 2013.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding our long-term debt.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen, the New Taiwan dollar and the Korean won.  Approximately 10% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, so the net exposure on the Consolidated Statement of Income is generally limited.  From time to time we enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

The significant weakening of the Japanese yen against the U.S. dollar in fiscal 2013 has impacted our gross profit percentage and our other income (expense) on our Consolidated Statement of Income and has significantly impacted accumulated other comprehensive income on our Consolidated Balance Sheet.  The weakening of the yen accounted for an approximate 75 basis point increase in our gross profit percentage during the first six months of fiscal 2013 compared to the same period of fiscal 2012, as currently our yen-denominated cost of goods sold is greater than our yen-denominated revenue.  To a lesser extent, we have also seen a favorable foreign exchange impact on our yen-denominated operating expenses.  Other income has been positively impacted based on the settlement or remeasurement of receivables and payables, including intercompany loans, net of the gains and losses incurred on forward foreign exchange contracts used to hedge the yen exposure.  During the six months ended March 31, 2013, we recorded $7.1 million in currency translation losses, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities transacted in yen when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional movement in foreign exchange rates.  As of March 31, 2013, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At March 31, 2013, we have $168.4 million in long-term debt at variable interest rates.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.4 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At March 31, 2013, we owned two auction rate securities (ARS) with a total estimated fair value of $8.0 million ($8.2 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 6 of the Notes to the Consolidated Financial Statements and the "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  For example, following approximately two quarters of soft demand in the semiconductor industry during the first half of our fiscal 2012 that followed approximately two years of growth, we again saw industry demand strengthen somewhat during the second half of our fiscal 2012.  However, late in the fourth quarter of fiscal 2012, we began to see some softening of demand, which continued through the second quarter of fiscal 2013.  In addition, our business has historically experienced some seasonal trends; we experienced seasonally weaker demand in our second quarter of fiscal 2013.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy experiences further weakness and/or the semiconductor industry weakens, whether in general or as a result of specific factors, such as current macroeconomic factors, or unpredictable natural disasters such as the March 2011 natural disasters in Japan, or the November 2011 flooding in Thailand, that affected the semiconductor, data storage and information technology industries, we could experience material adverse impacts on our results of operations and financial condition.

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

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  Our business in CMP pads is also developing.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes and advances, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables and to possibly reuse or recycle these products, could render our products less important to the IC device manufacturing process.

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

During the six months ended March 31, 2013 and 2012, our five largest customers accounted for approximately 54% and 47% of our revenue, respectively.  During the six months ended March 31, 2013, Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung were our largest customers accounting for approximately 21% and 14%, respectively, of our revenue.  During the six months ended March 31, 2012, TSMC and Samsung accounted for approximately 17% and 13%, respectively, of our revenue.  During full fiscal year 2012, our five largest customers accounted for approximately 48% of our revenue, with TSMC and Samsung accounting for approximately 18% and 13%, respectively.

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

We believe it would be difficult to promptly secure alternative sources of key raw materials in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by us and our customers.  In addition, new contract terms, contractual amendments to the existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us.  For instance, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed silica under a new fumed silica supply agreement for such supply, which became effective as of January 2013.  Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We continue to have expanding operations and a large customer base outside of the United States.  Approximately 88% and 87% our revenue was generated by sales to customers outside of the United States for the six months ended March 31, 2013 and full fiscal year ended September 30, 2012, respectively.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from certain of our foreign operations, derive the anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the previous litigation between us and a competitor, in which the validity of all of our patents at issue in the matter was upheld as further described in Part II, Item 1 under the heading "Legal Proceedings", could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

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

Further, we may never realize the perceived or anticipated benefits of a business combination, asset acquisition or investments in other entities.  Acquisitions by us could have negative effects on our results of operations, in areas such as contingent liabilities, gross profit margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities.  Investments in and acquisitions of technology-related companies or assets are inherently risky because these businesses or assets may never develop, and we may incur losses related to these investments.  In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value, which could harm our business and results of operations, as evidenced by the valuation allowance established in the second quarter of fiscal 2013 on a deferred tax asset related to a former equity investment.

Index

BECAUSE WE HAVE LIMITED EXPERIENCE IN BUSINESS AREAS OUTSIDE OF CMP SLURRIES, EXPANSION OF OUR BUSINESS INTO NEW PRODUCTS AND APPLICATIONS MAY NOT BE SUCCESSFUL

An element of our strategy has been to leverage our current customer relationships, technological expertise and other capabilities to expand our business beyond CMP slurries into other areas, such as CMP polishing pads and, more broadly, into other electronic materials.  Additionally, in our Engineered Surface Finishes business, we are pursuing other surface modification applications.  Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers' needs or we may be unable to keep pace with technological or other developments.  Also, our competitors may have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products.

WE MAY NOT BE ABLE TO MONETIZE OUR INVESTMENTS IN AUCTION RATE SECURITIES IN THE SHORT TERM AND WE COULD EXPERIENCE A DECLINE IN THEIR MARKET VALUE, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We owned auction rate securities (ARS) with an estimated fair value of $8.0 million ($8.2 million par value) at March 31, 2013, which were classified as other long-term assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not improve, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2013	52,300	$37.05	52,300	$118,062
Feb. 1 through Feb. 28, 2013	224,435	$35.92	224,435	$110,000
Mar. 1 through Mar. 31, 2013	968	$34.99	-	$110,000
Total	277,703	$36.13	276,735	$110,000

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our capital management initiative that we announced in December 2011, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  We repurchased 276,735 shares for $10.0 million during the second quarter of fiscal 2013 under this expanded program.  As of March 31, 2013, $110.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Separate from this share repurchase program, a total of 968 shares were purchased during the second quarter of fiscal 2013 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients and to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

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

CABOT MICROELECTRONICS CORPORATION

Date: May 9, 2013	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 9, 2013	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]