Form 10-Q
period 2013-06-30
CABOT MICROELECTRONICS CORP
filed 2013-08-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JUNE 30, 2013

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

As of July 31, 2013, the Company had 23,291,967 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

Index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Revenue	$109,968	$115,678	$316,865	$317,036

Cost of goods sold	55,359	60,462	163,872	166,747

Gross profit	54,609	55,216	152,993	150,289

Operating expenses:
Research, development and technical	15,149	15,415	45,538	43,241
Selling and marketing	6,470	7,458	20,625	22,228
General and administrative	10,776	10,695	34,017	38,773
Total operating expenses	32,395	33,568	100,180	104,242

Operating income	22,214	21,648	52,813	46,047

Interest expense	907	955	2,732	1,348

Other income (expense), net	248	(864)	1,565	(663)
Income before income taxes	21,555	19,829	51,646	44,036

Provision for income taxes	6,062	6,587	17,030	14,849

Net income	$15,493	$13,242	$34,616	$29,187

Basic earnings per share	$0.68	$0.57	$1.51	$1.28

Weighted average basic shares outstanding	22,951	23,120	22,897	22,778

Diluted earnings per share	$0.65	$0.55	$1.46	$1.24

Weighted average diluted shares outstanding	23,776	23,939	23,729	23,547

Dividends per share	$-	$-	$-	$15.00

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2013

Net income	$15,493	$13,242	$34,616	$29,187

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(4,077)	3,356	(15,828)	2,984

Other comprehensive income (loss), net of tax	(4,077)	3,356	(15,828)	2,984

Comprehensive income	$11,416	$16,598	$18,788	$32,171

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$201,611	$178,459
Accounts receivable, less allowance for doubtful accounts of $4,064 at June 30, 2013, and $4,757 at September 30, 2012	55,921	53,506
Inventories	64,531	66,472
Prepaid expenses and other current assets	12,721	12,608
Deferred income taxes	6,441	6,843
Total current assets	341,225	317,888

Property, plant and equipment, net	109,777	125,020
Goodwill	43,460	44,620
Other intangible assets, net	10,295	12,473
Deferred income taxes	7,903	5,879
Other long-term assets	12,726	11,945
Total assets	$525,386	$517,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,778	$19,542
Accrued expenses, income taxes payable and other current liabilities	32,612	32,738
Current portion of long-term debt	12,031	10,937
Capital lease obligations	-	2
Total current liabilities	59,421	63,219

Long-term debt, net of current portion	154,219	161,875
Deferred income taxes	1,517	2,017
Capital lease obligations, net of current portion	-	19
Other long-term liabilities	7,408	7,104
Total liabilities	222,565	234,234

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 29,836,226 shares at June 30, 2013, and 28,864,527 shares at September 30, 2012	30	29
Capital in excess of par value of common stock	361,516	329,782
Retained earnings	164,057	129,441
Accumulated other comprehensive income	14,638	30,466
Treasury stock at cost, 6,601,450 shares at June 30, 2013, and 5,682,288 shares at September 30, 2012	(237,420)	(206,127)
Total stockholders' equity	302,821	283,591

Total liabilities and stockholders' equity	$525,386	$517,825

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$34,616	$29,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,576	17,583
Provision for doubtful accounts	213	3,876
Share-based compensation expense	10,317	10,381
Deferred income tax expense (benefit)	912	(2,268)
Non-cash foreign exchange loss	4,817	1,495
Loss on disposal of property, plant and equipment	513	225
Impairment of property plant and equipment	38	893
Other	(2,023)	(181)
Changes in operating assets and liabilities:
Accounts receivable	(7,932)	(9,292)
Inventories	(2,882)	(3,142)
Prepaid expenses and other assets	(2,771)	1,692
Accounts payable	(2,799)	(113)
Accrued expenses, income taxes payable and other liabilities	4,856	(6,214)
Net cash provided by operating activities	53,451	44,122

Cash flows from investing activities:
Additions to property, plant and equipment	(10,209)	(14,263)
Proceeds from the sale of property, plant and equipment	16	8
Proceeds from the sale of investments	25	50
Net cash used in investing activities	(10,168)	(14,205)

Cash flows from financing activities:
Dividends paid	-	(347,140)
Issuance of long-term debt	-	175,000
Repayment of long-term debt	(6,563)	-
Repurchases of common stock	(31,293)	(24,537)
Net proceeds from issuance of stock	21,065	30,487
Tax benefits associated with share-based compensation expense	733	621
Principal payments under capital lease obligations	(21)	(8)
Net cash used in financing activities	(16,079)	(165,577)

Effect of exchange rate changes on cash	(4,052)	10
Increase (decrease) in cash and cash equivalents	23,152	(135,650)
Cash and cash equivalents at beginning of period	178,459	302,546
Cash and cash equivalents at end of period	$201,611	$166,896

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$663	$2,487
Issuance of restricted stock	5,926	6,374

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of advanced IC devices, thereby enabling our customers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop and supply products for demanding polishing applications in other industries. For additional information, refer to Part 1, Item 1, "Business", in our annual report on Form 10-K for the fiscal year ended September 30, 2012.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of June 30, 2013, cash flows for the nine months ended June 30, 2013 and June 30, 2012, and results of operations for the three and nine months ended June 30, 2013 and June 30, 2012.  The results of operations for the three and nine months ended June 30, 2013 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2013.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' annual report on Form 10-K for the fiscal year ended September 30, 2012.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of June 30, 2013.

Results of Operations

The results of operations for the nine months ended June 30, 2013 include a foreign tax adjustment, which was recorded during the first quarter of fiscal 2013, to correct prior period amounts, which we determined to be immaterial to the prior periods to which it relates and is expected to be immaterial to our full fiscal year 2013 results.  This adjustment reduced net income for the first nine months of fiscal 2013 by $1,686,000 and diluted earnings per share by approximately $0.07.  The adjustment relates to the reversal of a deferred tax asset for cumulative net operating losses (NOLs) associated with our facility in South Korea since its opening in fiscal year 2011, as these NOLs are expected to be consumed during periods a tax holiday is in effect.

Index
With respect to the comparative periods in fiscal 2012, as noted in our Form 10-Q for the fiscal quarter ended June 30, 2012, the results of operations for the three and nine months ended June 30, 2012 included certain adjustments to correct prior period amounts, which we determined to be immaterial to those periods and the prior periods to which they related.  These adjustments included the correction of historical tax accounting related to the acquisition of Epoch Material Co., Ltd. (Epoch) in fiscal 2009 and the correction of prior period remeasurement of certain foreign cash balances into their functional currency amounts.  The correction of tax accounting related to the Epoch acquisition resulted in additional income tax expense of $172 in the Consolidated Statement of Income and adjustments to the Consolidated Balance Sheet including: an increase of $2,172 of cumulative translation adjustment within accumulated other comprehensive income; an increase in goodwill of $1,712; and a decrease of $288 in deferred tax liabilities.  The correction of the historical remeasurement of certain foreign cash balances resulted in $333 of additional expense ($222, net of tax) included in other income (Expense) on the Consolidated Statement of Income.  Collectively, these adjustments reduced net income for the third quarter and the first nine months of fiscal 2012 by $394 and diluted earnings per share by approximately $0.02.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at June 30, 2013 and September 30, 2012.  See Note 8 for a detailed discussion of our long-term debt.  We have chosen to not measure any of our other financial instruments at fair value as we believe their carrying value approximates their fair value.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

June 30, 2013	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$201,611	$-	$-	$201,611
Auction rate securities (ARS)	-	-	7,966	7,966
Other long-term investments	1,283	-	-	1,283
Total	$202,894	$-	$7,966	$210,860

September 30, 2012	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$178,459	$-	$-	$178,459
Auction rate securities (ARS)	-	-	7,991	7,991
Other long-term investments	1,082	-	-	1,082
Total	$179,541	$-	$7,991	$187,532

Index

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,283 in the third quarter of fiscal 2013 to reflect its fair value as of June 30, 2013.

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at June 30, 2013.  Our ARS investments at June 30, 2013 consisted of two tax exempt municipal debt securities with a total par value of $8,200.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced and insured with bond insurance and currently carry a credit rating of AA- by Standard and Poors.

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

Balance as of October 1, 2012	$7,991
Net sales of ARS	(25)
Balance as of June 30, 2013	$7,966

Based on our fair value assessment, we determined that one ARS continues to be impaired as of June 30, 2013.  This security has a fair value of $3,016 (par value $3,250).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we previously recorded.  We believe that this ARS is not permanently impaired because in the event of default in payment by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of June 30, 2013.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered this development, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  See Note 6 for more information on these investments.

Index

3. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowances for doubtful accounts, was $55,921 as of June 30, 2013 and $53,506 as of September 30, 2012.  The increase was primarily due to the timing of revenue generated in teh third quarter of fiscal 2013 compared to the fourth quarter of fiscal 2012.  As noted in our Quarterly Report on Form 10-Q for the period ended March 31, 2012, we recorded $3,727 in bad debt expense for Elpida Memory, Inc. (Elpida), a significant customer in Japan that filed for bankruptcy protection in February 2012.  We have maintained a reserve for the entire balance as collection of any or all of this balance remains uncertain.  Elpida has been paying the Company on a current basis for all shipments made subsequent to its bankruptcy filing.  The Elpida receivable is denominated in Japanese yen, so it is subject to foreign exchange fluctuations which are included in the table below under the deductions and adjustments.  Our allowance for doubtful accounts changed during the nine months ended June 30, 2013 as follows:

Balance as of September 30, 2012	$4,757
Amounts charged to expense	213
Deductions and adjustments	(906)
Balance as of June 30, 2013	$4,064

4. INVENTORIES

Inventories consisted of the following:

	June 30, 2013	September 30, 2012

Raw materials	$37,581	$34,591
Work in process	4,670	6,333
Finished goods	22,280	25,548
Total	$64,531	$66,472

Index

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $43,460 as of June 30, 2013, and $44,620 as of September 30, 2012.  The decrease in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

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

We completed our annual impairment test during our fourth quarter of fiscal 2012 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended June 30, 2013, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill of any of our reporting units.

The components of other intangible assets are as follows:

	June 30, 2013		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$8,294	$5,570	$8,387	$4,902
Acquired patents and licenses	8,270	7,090	8,270	6,775
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,254	7,053	12,586	6,283

Total other intangible assets subject to amortization	31,368	22,263	31,793	20,510

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,558	$22,263	$32,983	$20,510

*      Total other intangible assets not subject to amortization consist primarily of trade names.

Index

Amortization expense on our other intangible assets was $654 and $1,973 for the three and nine months ended June 30, 2013, respectively.  Amortization expense on our other intangible assets was $679 and $2,023 for the three and nine months ended June 30, 2012, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2013	$646
2014	2,460
2015	2,393
2016	1,980
2017	1,153

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30, 2013	September 30, 2012

Auction rate securities	$7,966	$7,991
Other long-term assets	3,477	2,872
Other long-term investments	1,283	1,082
Total	$12,726	$11,945

As discussed in Note 2 of this Form 10-Q, the two ARS that we owned as of June 30, 2013 are classified as long-term investments.  The securities are credit enhanced and insured with bond insurance and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we first recognized in fiscal 2008.  We continue to believe this decline in fair value is temporary based on: (1) the nature of the underlying debt; (2) the presence of bond insurance; (3) the fact that all interest payments have been received; (4) our successful monetization of $25 of this security during the quarter ended March 31, 2013; and (5) our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity.

As discussed in Note 2 of this Form 10-Q, we recorded a long-term asset and a corresponding long-term liability of $1,283 representing the fair value of our SERP investments as of June 30, 2013.

Index

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	June 30, 2013	September 30, 2012

Accrued compensation	$17,607	$18,532
Goods and services received, not yet invoiced	3,726	3,478
Deferred revenue and customer advances	3,444	3,341
Warranty accrual	289	359
Income taxes payable	4,457	2,843
Taxes, other than income taxes	1,075	1,041
Other	2,014	3,144
Total	$32,612	$32,738

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

Index

Borrowings under the Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%. The initial Applicable Rate for borrowings under the Credit Facilities was 1.75% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio. Swing-line loans will bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% to 0.35%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in customary arrangement fees, upfront fees and administration fees, of which $543 and $1,405 remains in prepaid expenses and other current assets and other long-term assets, respectively, on our Consolidated Balance Sheet as of June 30, 2013.  We must also pay letter of credit fees as necessary.  We may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by each of our existing and future direct and indirect domestic subsidiaries (the "Guarantors").  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and its domestic subsidiaries.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents. The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through June 30, 2013 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. The maximum consolidated leverage ratio decreases to 2.75 to 1.00 between July 1, 2013 and June 30, 2014 and to 2.50 to 1.00 from July 1, 2014 through the termination of the Credit Agreement. As of June 30, 2013, our consolidated leverage ratio was 1.48 to 1.00 and our consolidated fixed charge coverage ratio was 5.56 to 1.00. The Credit Agreement also contains customary affirmative covenants and events of default. We believe we are in compliance with these covenants.

At June 30, 2013, the fair value of the Term Loan approximates its carrying value of $166,250 as the loan bears a floating market rate of interest.  As of June 30, 2013, $12,031 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of June 30, 2013, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2013	$4,375
2014	10,938
2015	15,312
2016	21,875
2017	113,750
Total	$166,250

Index

9. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At June 30, 2013, we had one forward foreign exchange contract to sell Japanese yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Balance Sheet Location		Fair Value at June 30, 2013	Fair Value at September 30, 2012	Fair Value at June 30, 2013	Fair Value at September 30, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$-	$38	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$(44)	$-

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three and nine months ended June 30:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Nine Months Ended
Statement of Income Location		June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(1)	$(184)	$322	$284

Index

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet customers' specifications and performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during the first nine months of fiscal 2013 as follows:

Balance as of September 30, 2012	$359
Reserve for product warranty during the reporting period	645
Settlement of warranty	(715)
Balance as of June 30, 2013	$289

Index

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

Share-based compensation expense for the three and nine months ended June 30, 2013, and 2012, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Cost of goods sold	$385	$407	$1,300	$1,154
Research, development and technical	313	284	989	829
Selling and marketing	326	311	1,036	1,080
General and administrative	1,990	1,960	6,992	7,318
Total share-based compensation expense	3,014	2,962	10,317	10,381
Tax benefit	1,010	874	3,541	3,230
Total share-based compensation expense, net of tax	$2,004	$2,088	$6,776	$7,151

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

12. OTHER INCOME (EXPENSE), NET

Other income, net, consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Interest income	$44	$41	$122	$120
Other income (expense)	204	(905)	1,443	(783)
Total other income (expense), net	$248	$(864)	$1,565	$(663)

The increase in other income was due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, primarily related to the weakening of the Japanese yen against the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of this Form 10-Q.

13. INCOME TAXES

Our effective income tax rate was 28.1 % and 33.0 % for the three and nine months ended June 30, 2013 compared to a 33.2 % and 33.7 % effective income tax rate for the three and nine months ended June 30, 2012.  The decrease in the effective tax rate during the first nine months of fiscal 2013 was primarily due to the reinstatement of the U.S. research and experimentation tax credit, retroactively effective January 1, 2012, as the American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, and a $1,297 decrease in income tax expense related to our recent election to permanently reinvest the earnings of our subsidiaries in Japan rather than repatriate the earnings to the U.S.  We recorded a $947 discrete income tax benefit related to fiscal 2012 research and experimentation expenses in the second quarter of fiscal 2013 and we currently estimate we will receive an additional $1,300 in tax benefits for full fiscal year 2013, subject to actual qualified research and development spending as defined by the law.  These decreases in our effective tax rate during fiscal 2013 were partially offset by the recognition of a $1,686 foreign tax adjustment related to net operating losses associated with our facility in South Korea, as discussed in Note 1 under the heading "Results of Operations", and the recognition of a $1,015 valuation allowance on a deferred tax asset related to a past equity investment in an entity that was legally dissolved during the quarter ended March 31, 2013.  We have also elected to permanently reinvest the earnings of our subsidiary in South Korea, which had no impact on our financial statements for the quarter ended June 30, 2013.

Index

14. EARNINGS PER SHARE

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Earnings available to common shares	$15,493	$13,242	$34,616	$29,187

Denominator:
Weighted average common shares	22,951,408	23,120,147	22,897,320	22,778,056
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	824,140	818,868	832,091	768,913
Diluted weighted average common shares	23,775,548	23,939,015	23,729,411	23,546,969
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.68	$0.57	$1.51	$1.28

Diluted	$0.65	$0.55	$1.46	$1.24

For the three months ended June 30, 2013 and 2012, approximately 1.5 million and 1.3 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the nine months ended June 30, 2013 and 2012, approximately 1.6 million and 1.3 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

Index

15. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and nine months ended June 30, 2013, and 2012, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue:	2013	2012	2013	2012
Tungsten slurries	$38,634	$42,162	$116,159	$121,108
Dielectric slurries	30,581	32,544	90,673	87,760
Other Metals slurries *	20,106	17,896	55,147	49,997
Polishing pads	8,451	9,039	24,317	23,908
Data storage slurries	5,270	5,314	15,756	16,040
Engineered Surface Finishes	6,926	8,723	14,813	18,223
Total revenue	$109,968	$115,678	$316,865	$317,036

* In past quarters, we have referred to this product line as "Copper slurries, including barrier and aluminum".  To more accurately reflect development and changes within this product family, and in particular, growth in revenue from slurries for polishing aluminum, we now refer to this product family as "Other Metals slurries".

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

THIRD QUARTER OF FISCAL 2013 OVERVIEW

We began to see some strengthening of demand within the semiconductor industry during the third quarter of our fiscal 2013 following two quarters of relatively soft demand.  Some industry analysts and semiconductor manufacturers predict some further seasonal strengthening of demand in the third calendar quarter of 2013, associated with the upcoming back-to-school and holiday periods.  During the quarter, the semiconductor industry saw continuation of the widely-reported trend of a significant shift in demand from semiconductor devices for personal computers (PCs) to those for mobile internet devices.  As a result, it appears that the portions of the semiconductor supply chain that supply mobile devices are experiencing rapid growth, while those that supply the PC market are not.  Since mobile devices have significantly less semiconductor content per device than PCs contain, overall semiconductor industry demand appears to have been somewhat muted.  Since we serve the entire semiconductor market, fluctuations in demand for our products generally have tended to be closer to the overall industry rather than those for either the mobile or PC market segments of the industry.  There are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our third quarter of fiscal 2013 was $110.0 million, which represented a decrease of 4.9% from the third quarter of fiscal 2012 and an increase of 9.6% from the previous quarter.  Compared to the third quarter of fiscal 2012, revenue from our slurries for polishing other metals increased, primarily due to increased sales of our aluminum CMP slurry products, while revenue from all other major product lines decreased.  Compared to the previous quarter, revenue from all of our product lines increased with the exception of revenue from our data storage slurry product line.  We believe the increase in revenue from the previous quarter reflects the overall strengthening of demand within the semiconductor industry, mentioned above, as well as growth in demand for our Engineered Surface Finishes products.  Year-to-date revenue of $316.9 million is essentially even with fiscal 2012.

Index

Gross profit expressed as a percentage of revenue for our third quarter of fiscal 2013 was 49.7%, which represented an increase from 47.7% reported in the third quarter of fiscal 2012 and from 48.2% in our prior quarter.  The increase in gross profit percentage from the third quarter of fiscal 2012 was primarily due to lower manufacturing costs and benefits associated with a weaker Japanese yen versus the U.S. dollar, partially offset by lower sales volume.  The increase in gross profit percentage from the prior quarter was primarily due to lower fixed manufacturing costs and logistics costs, and the favorable impact of the weaker Japanese yen.  Our gross profit percentage was 48.3% on a year-to-date basis.  Beginning in our fourth quarter of fiscal 2013, we anticipate higher short-term costs associated with a new raw material supply contract with an existing supplier.  We expect this cost increase will adversely impact our gross profit percentage in the fourth quarter by approximately 150 basis points, with a lesser impact in subsequent quarters as we implement mitigation measures.  Our full year fiscal 2013 gross profit guidance range of 46% to 48% remains unchanged.  We may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $32.4 million in our third quarter of fiscal 2013, compared to $33.6 million in the third quarter of fiscal 2012 and $34.4 million in the previous quarter.  The decrease in operating expenses from the comparable quarter of fiscal 2012 was primarily driven by lower depreciation expense, clean room materials expense and staffing-related expenses.  The decrease in operating expenses from the previous quarter was primarily due to lower staffing-related costs.  Year-to-date operating expenses were $100.2 million compared to $104.2 million during the same period of fiscal 2012.  We continue to expect full year operating expenses to be in the range of $132 million to $136 million.

Diluted earnings per share for the third quarter of fiscal 2013 were $0.65, which represents an increase from $0.55 reported in the third quarter of fiscal 2012 and an increase from $0.40 reported in the previous quarter.  The increase in diluted earnings per share from the third quarter of fiscal 2012 is primarily due to a higher gross profit margin, a favorable impact of the weaker Japanese yen reflected in other income, lower operating expenses, and a lower effective tax rate, partially offset by lower revenue.  The decrease in the effective tax rate during the third quarter of fiscal 2013 was primarily due to the Company's recent election to permanently reinvest the earnings of its subsidiaries in Japan, which increased diluted earnings per share by $0.05.  The increase in diluted earnings per share from the previous quarter was primarily due to higher revenue, a higher gross profit margin, lower operating expenses and a lower effective tax rate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2012.  We believe there have been no material changes in our critical accounting estimates during the first nine months of fiscal 2013.  See Note 16 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013, VERSUS THREE MONTHS ENDED JUNE 30, 2012

REVENUE

Revenue was $110.0 million for the three months ended June 30, 2013, which represented a 4.9%, or $5.7 million, decrease from the three months ended June 30, 2012.  The decrease in revenue was driven by a $5.5 million decrease due to lower sales volume and a $1.8 million decrease in revenue due to foreign exchange rate changes, primarily due to the significant weakening of the Japanese yen against the U.S. dollar, partially offset by a $2.9 million increase in revenue due to a higher-priced product mix.  Compared to the same quarter last year, we experienced revenue decreases in all of our product lines with the exception of our slurries for polishing other metals, primarily due to increased sales of aluminum slurry products.

COST OF GOODS SOLD

Total cost of goods sold was $55.4 million for the three months ended June 30, 2013, which represented a decrease of 8.4%, or $5.1 million, from the three months ended June 30, 2012.  The decrease in cost of goods sold was primarily due to $2.9 million in lower fixed manufacturing costs, $2.9 million in lower variable manufacturing costs and $2.4 million from foreign exchange rate changes, primarily due to the weakening of the Japanese yen.  These decreases in cost of goods sold were partially offset by a $3.0 million increase due to a higher-cost product mix.

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

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties.  Future arrangements may result in costs which are different from those in the existing agreements.  For example, we currently expect higher cost of goods sold on a transitional basis beginning in the fourth quarter of fiscal 2013 associated with a new contract with an existing supplier.  In addition, a number of factors could impact the future cost of raw materials, packaging, freight and labor.  We expect to continue to invest in our supply chain to improve product quality, reduce variability and improve our manufacturing product yields.

GROSS PROFIT

Our gross profit as a percentage of revenue was 49.7% for the three months ended June 30, 2013, as compared to 47.7% for the three months ended June 30, 2012.  The increase in gross profit as a percentage of revenue was primarily due to lower fixed and variable manufacturing costs, including benefits associated with a weaker Japanese yen versus the U.S. dollar, partially offset by lower sales volume.  However, we anticipate a decline in gross profit percentage beginning in the fourth quarter of fiscal 2013 due to higher costs on a transitional basis associated with the new raw material agreement noted above.  We expect the decline in gross profit percentage to diminish over time as we implement mitigation measures.

Index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $15.1 million for the three months ended June 30, 2013, which represented a decrease of 1.7%, or $0.3 million, from the three months ended June 30, 2012.  The decrease was primarily due to $0.5 million in lower depreciation expense, as certain equipment is now fully depreciated, and $0.3 million in lower clean room material costs, partially offset by $0.7 million in higher staffing-related costs.

Our research, development and technical efforts continue to focus on the following main areas:

·	Research related to fundamental CMP technology;
·	Development and formulation of new and enhanced CMP consumables products, including collaboration on joint development projects with key customers;
·	Process development to support rapid and effective commercialization of new products;
·	Technical support of CMP products in our customers' research, development and manufacturing facilities; and,
·	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $6.5 million for the three months ended June 30, 2013, which represented a decrease of 13.2%, or $1.0 million, from the three months ended June 30, 2012.  The decrease was primarily due to $0.5 million in lower staffing-related costs and $0.3 million in lower travel-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $10.8 million for the three months ended June 30, 2013, which represented an increase of 0.8%, or $0.1 million, from the three months ended June 30, 2012.  The increase was primarily due to higher professional fees and other various expenses, partially offset by lower staffing-related costs.

INTEREST EXPENSE

Interest expense was $0.9 million for the three months ended June 30, 2013, and was comparable to interest expense for the three months ended June 30, 2012.

OTHER INCOME (EXPENSE), NET

Other income was $0.2 million for the three months ended June 30, 2013 compared to other expense of $0.9 million during the three months ended June 30, 2012.  The increase in other income was due to the favorable impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, primarily related to the weakening of the Japanese yen against the U.S. dollar.  The increase in other income is net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 28.1% for the three months ended June 30, 2013 compared to a 33.2% effective income tax rate for the three months ended June 30, 2012.  The decrease in the effective tax rate during the third quarter of fiscal 2013 was primarily due to $1.3 million reduction in income tax expense related to our recent election to permanently reinvest the earnings of our subsidiaries in Japan.

Index

NET INCOME

Net income was $15.5 million for the three months ended June 30, 2013, which represented an increase of 17.0%, or $2.3 million, from the three months ended June 30, 2012.  The increase was primarily due to a higher gross profit percentage, the favorable impact of the weaker Japanese yen reflected in other income, lower operating expenses, and a lower effective tax rate, partially offset by lower revenue.

NINE MONTHS ENDED JUNE 30, 2013, VERSUS NINE MONTHS ENDED JUNE 30, 2012

The results of operations for the nine months ended June 30, 2013 include a foreign tax adjustment to correct prior period amounts, which we have determined to be immaterial to the prior periods to which it relates and is expected to be immaterial to our full fiscal year 2013 results.  This adjustment, recorded in the first quarter of fiscal 2013, reduced net income for the first six months of fiscal 2013 by $1.7 million and diluted earnings per share by approximately $0.07.  This adjustment related to the reversal of a deferred tax asset for cumulative net operating losses (NOLs) associated with our facility in South Korea since its opening in 2011, as these NOLs are expected to be consumed during periods a tax holiday is in effect.

REVENUE

Revenue was $316.9 million for the nine months ended June 30, 2013, which represented a 0.1%, or $0.2 million, decrease from the nine months ended June 30, 2012.  The decrease in revenue was driven by a $3.5 million decrease due to the effect of foreign exchange rate changes, primarily due to the weakening of the Japanese yen, almost fully offset by a higher-priced product mix.  On a year-to-date basis, we experienced increased sales within our dielectrics slurry product line, our slurries for polishing other metals, and our polishing pad product line, partially offset by decreased revenue in our tungsten slurry and ESF product lines.

COST OF GOODS SOLD

Total cost of goods sold was $163.9 million for the nine months ended June 30, 2013, which represented a decrease of 1.7%, or $2.9 million, from the nine months ended June 30, 2012.  The decrease in cost of goods sold was primarily due to a $6.3 million decrease in variable manufacturing costs and a $4.6 million decrease due to the effects of foreign exchange rate changes, primarily due to the weakening of the Japanese yen.  These decreases in cost of goods sold were partially offset by a $9.2 million increase due to a higher-cost product mix.

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.3% for the nine months ended June 30, 2013, as compared to 47.4% for the nine months ended June 30, 2012.  The increase in gross profit as a percentage of revenue was primarily due to lower manufacturing costs, including benefits associated with a weaker Japanese yen versus the U.S. dollar, partially offset by a lower-valued product mix.  Our year-to-date gross profit percentage of 48.3% is above our full fiscal year 2013 guidance range of 46% to 48%, which remains unchanged.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $45.5 million for the nine months ended June 30, 2013, which represented an increase of 5.3%, or $2.3 million, from the nine months ended June 30, 2012.  The increase was primarily due to $3.2 million in higher staffing-related costs, partially offset by lower depreciation expense.

Index

SELLING AND MARKETING

Selling and marketing expenses were $20.6 million for the nine months ended June 30, 2013, which represented a decrease of 7.2%, or $1.6 million, from the nine months ended June 30, 2012.  The decrease was primarily due to lower travel-related expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $34.0 million for the nine months ended June 30, 2013, which represented a decrease of 12.3%, or $4.8 million, from the nine months ended June 30, 2012.  The decrease was primarily due to $3.7 million in lower bad debt expense, related to a customer bankruptcy recorded in the second quarter of fiscal 2012, and $2.3 million in lower professional fees, including the absence of fees associated with our leveraged recapitalization with a special cash dividend completed in March 2012.  These decreases were partially offset by $1.0 million in higher staffing-related costs.

INTEREST EXPENSE

Interest expense was $2.7 million for the nine months ended June 30, 2013, which represented an increase of $1.4 million from the nine months ended June 30, 2012.  The increase was due to nine months of interest expense in fiscal 2013 recorded on the term loan we entered into in fiscal 2012 to partially fund the special cash dividend we paid in fiscal 2012, compared to four and one-half months interest expense in fiscal 2012.

OTHER INCOME (EXPENSE), NET

Other income was $1.6 million for the nine months ended June 30, 2013 compared to other expense of $0.7 million during the nine months ended June 30, 2012.  The increase in other income was due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, primarily related to the weakening of the Japanese yen against the U.S. dollar.  The increase in other income is net of gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 33.0% for the nine months ended June 30, 2013 compared to a 33.7% effective income tax rate for the nine months ended June 30, 2012.  The decrease in our effective tax rate was primarily due to the reinstatement of the U.S. research and experimentation tax credit, retroactively effective January 1, 2012, as the American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, and a $1.3 million decrease in income tax expense related to the recent election to permanently reinvest the earnings of our subsidiaries in Japan.  We recorded approximately $0.9 million in discrete income tax benefits related to fiscal 2012 research and experimentation expenses in the second quarter of fiscal 2013 and we currently estimate we will receive an additional $1.3 million in tax benefits for full fiscal year 2013, subject to actual qualified research and development spending as defined by the law.  These decreases in our effective tax rate during fiscal 2013 were partially offset by the recognition of a $1.7 million foreign tax adjustment related to net operating losses associated with our facility in South Korea, as discussed in Note 1 under the heading "Results of Operations", and the recognition of a $1.0 million valuation allowance on a deferred tax asset related to a past equity investment in an entity that was legally dissolved during the quarter ended March 31, 2013.

Index

NET INCOME

Net income was $34.6 million for the nine months ended June 30, 2013 which represented an increase of 18.6%, or $5.4 million, from the nine months ended June 30, 2012.  The increase was primarily due to lower operating expense, a higher gross profit percentage, the favorable impact of the weaker Japanese yen reflected in other income and a lower effective tax rate, partially offset by higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We generated $53.5 million in cash flows from operating activities in the first nine months of fiscal 2013, compared to $44.1 million in cash from operating activities in the first nine months of fiscal 2012.  Our cash flows provided by operating activities in the first nine months of fiscal 2013 originated from $34.8 million in net income, $30.4 million in non-cash items and a $11.7 million decrease in cash flow due to a net increase in working capital.  The increase in cash flows from operating activities compared to the first nine months of fiscal 2012 was primarily due to increased net income and changes in the timing and amount of prepaid expense, accrued expense, accounts payable and income tax payments.

In the first nine months of fiscal 2013, cash flows used in investing activities were $10.2 million for purchases of property, plant and equipment.  In the first nine months of fiscal 2012, cash flows used in investing activities were $14.2 million for purchases of property, plant and equipment, including payments to complete our manufacturing facility in South Korea, which we opened in fiscal 2011.  We estimate our total capital expenditures in fiscal 2013 will be approximately $18.0 million.

In the first nine months of fiscal 2013, cash flows used in financing activities were $16.1 million.  We used $30.0 million to repurchase common stock under our share repurchase program and $1.3 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock awarded under the EIP and OIP.  We also used $6.6 million to repay long-term debt.  We received $21.1 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to our employees under our 2007 Employee Stock Purchase Plan, as amended and restated January 1, 2010 (ESPP), and we received $0.7 million in tax benefits related to exercises of stock options and vesting of restricted stock awarded under our EIP and OIP.  In the first nine months of fiscal 2012, cash flows used in financing activities were $165.6 million.  We used $347.1 million to pay the special cash dividend in March 2012, $23.0 million to repurchase common stock under our share repurchase program and $1.5 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from employees to cover payroll taxes on the vesting of restricted stock awarded under the EIP and OIP.  We received $175.0 million from the drawdown of our term loan that was used to partially fund the special cash dividend (discussed in Note 8 of the Notes to the Consolidated Financial Statements), $30.5 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to our employees under the ESPP, and we received $0.6 million in tax benefits related to exercises of stock options and vesting of restricted stock awarded under our EIP.

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our capital management initiative that we announced in December 2011, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  We repurchased 879,632 shares for $30.0 million during the first nine months of fiscal 2013 and we repurchased 620,762 shares for $23.0 million during the first nine months of fiscal 2012 under this expanded program.  As of June 30, 2013, $100.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Index

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  The Credit Agreement provides us an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  The Term Loan was drawn on February 27, 2012 and the Revolving Credit Facility remains undrawn.  In connection with the Credit Agreement, we terminated our previously existing $50.0 million unsecured revolving credit facility.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through June 30, 2013 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio decreases to 2.75 to 1.00 between July 1, 2013 and June 30, 2014 and to 2.50 to 1.00 from July 1, 2014 through the termination of the Credit Agreement.  As of June 30, 2013, our consolidated leverage ratio was 1.48 to 1.00 and our consolidated fixed charge coverage ratio was 5.56 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.

As of June 30, 2013, we had $201.6 million of cash and cash equivalents, $40.4 million of which was held in foreign subsidiaries in Japan, Singapore, South Korea and Taiwan where we have elected to permanently reinvest earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities and share repurchases for the foreseeable future.  However, in order to further expand our business, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2013, and September 30, 2012, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$166.2	$12.0	$33.9	$120.3	$-
Interest expense and fees on long-term debt	10.4	3.5	5.5	1.4	-
Purchase obligations	157.5	57.0	80.0	20.2	0.3
Operating leases	8.5	3.1	3.3	1.6	0.5
Other long-term liabilities	7.4	-	-	-	7.4
Total contractual obligations	$350.0	$75.6	$122.7	$143.5	$8.2

Prior to January 1, 2013, we operated under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, under which we were generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchased less than these amounts.  This agreement expired on December 31, 2012.  We did not pay any shortfall under this agreement.  We entered into a new fumed silica supply agreement with Cabot Corporation that became effective as of January 1, 2013 with an initial term of four years.  This new agreement has revised pricing and requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities each year of the new contract.  We also operated under a fumed alumina supply agreement with Cabot Corporation, which expired in April 2013, under which we were obligated to pay certain fixed, capital and variable costs, and had certain take-or-pay obligations.  We did not pay any shortfall under this agreement.  Purchase obligations include an aggregate amount of $139.3 million of contractual commitments related to our Cabot Corporation agreements for fumed silica.

Interest payments on long-term, variable rate debt reflect LIBOR rates in effect at June 30, 2013.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding our long-term debt.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen, the New Taiwan dollar and the Korean won.  Approximately 10% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which mitigates the exposure on the Consolidated Statement of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  We do not currently enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

The significant weakening of the Japanese yen against the U.S. dollar in fiscal 2013 has favorably impacted our gross profit percentage and our other income (expense) on our Consolidated Statement of Income and has significantly impacted accumulated other comprehensive income on our Consolidated Balance Sheet.  The weakening of the yen accounted for an approximate 90 basis point increase in our gross profit percentage during the first nine months of fiscal 2013 compared to the same period of fiscal 2012, as currently our yen-denominated cost of goods sold is greater than our yen-denominated revenue.  To a lesser extent, we have also seen a favorable foreign exchange impact on our yen-denominated operating expenses.  Other income has been positively impacted based on the settlement or remeasurement of receivables and payables, including intercompany loans, net of the gains and losses incurred on forward foreign exchange contracts used to hedge the yen exposure.  During the nine months ended June 30, 2013, we recorded $15.8 million in currency translation losses, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities transacted in yen when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional movement in foreign exchange rates.  As of June 30, 2013, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At June 30, 2013, we have $166.3 million in long-term debt at variable interest rates.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.4 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At June 30, 2013, we owned two auction rate securities (ARS) with a total estimated fair value of $8.0 million ($8.2 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 6 of the Notes to the Consolidated Financial Statements and the "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by changes in consumer demand such as the significant shift in demand in recent years from semiconductor devices for personal computers to those for mobile internet devices.  Semiconductor demand is also impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  For example, we experienced soft demand conditions in the semiconductor industry during the first two quarters of fiscal 2012, followed by some strengthening of demand in the second half of fiscal 2012.  We also experienced soft demand conditions in the first half of fiscal 2013, followed by strengthening of demand in the third quarter of fiscal 2013.  In addition, our business has historically experienced some seasonal trends as we experienced seasonally weaker demand in our second quarters of fiscal 2012 and 2013.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy experiences further weakness and/or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable natural disasters such as the March 2011 natural disasters in Japan, or the November 2011 flooding in Thailand, that affected the semiconductor, data storage and information technology industries, we could experience material adverse impacts on our results of operations and financial condition.

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

During the nine months ended June 30, 2013 and 2012, our five largest customers accounted for approximately 53% and 47% of our revenue, respectively.  During the nine months ended June 30, 2013, Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung were our largest customers accounting for approximately 21% and 14%, respectively, of our revenue.  During the nine months ended June 30, 2012, TSMC and Samsung accounted for approximately 17% and 13%, respectively, of our revenue.  During full fiscal year 2012, our five largest customers accounted for approximately 48% of our revenue, with TSMC and Samsung accounting for approximately 18% and 13%, respectively.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We continue to have expanding operations and a large customer base outside of the United States.  Approximately 88% and 87% our revenue was generated by sales to customers outside of the United States for the nine months ended June 30, 2013 and full fiscal year ended September 30, 2012, respectively.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from certain of our foreign operations, derive the anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas and processes for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, such as the previous litigation between us and a competitor, in which the validity of all of our patents at issue in the matter was upheld as further described in Part II, Item 1 under the heading "Legal Proceedings", could seriously harm our business.  In addition, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

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

We owned auction rate securities (ARS) with an estimated fair value of $8.0 million ($8.2 million par value) at June 30, 2013, which were classified as other long-term assets on our Consolidated Balance Sheet.  If current illiquidity in the ARS market does not improve, if issuers of our ARS are unable to refinance the underlying securities, or are unable to pay debt obligations and related bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, then we may not be able to monetize these securities in the foreseeable future.  We may also be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary which would adversely affect our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2013	-	-	-	$110,000
May 1 through May 31, 2013	282,250	$35.43	282,250	$100,000
Jun. 1 through June. 30, 2013	106	$34.11	-	$100,000
Total	282,356	$35.43	282,250	$100,000

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our capital management initiative that we announced in December 2011, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  We repurchased 282,250 shares for $10.0 million during the third quarter of fiscal 2013 under this expanded program.  As of June 30, 2013, $100.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Separate from this share repurchase program, a total of 106 shares were purchased during the third quarter of fiscal 2013 pursuant to the terms of our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients and to cover payroll taxes on the vesting of shares of restricted stock granted under the OIP.

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

CABOT MICROELECTRONICS CORPORATION

Date: August 8, 2013	/s/ WILLIAM S. JOHNSON
William S. Johnson
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 8, 2013	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]