Form 10-K
period 2013-09-30
CABOT MICROELECTRONICS CORP
filed 2013-11-20
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ X ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [  ]    No [ X ]

The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2013, as reported by the NASDAQ Global Select Market, was approximately $787,314,700.  For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

As of October 31, 2013, the Company had 23,584,873 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 4, 2014, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations.  For more detail regarding "forward-looking statements" see Item 7 of Part II of this Form 10-K.

CABOT MICROELECTRONICS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

index

ITEM 1.  BUSINESS

OUR COMPANY

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our''), which was incorporated in the state of Delaware in 1999, is the leading supplier of high-performance polishing slurries and a growing polishing pad supplier used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of advanced IC devices, thereby enabling our customers to produce smaller, faster and more complex IC devices with fewer defects.  Our mission is to create value by developing reliable and innovative solutions, through close customer collaboration, that solve today's challenges and help enable tomorrow's technology.

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

CMP PROCESS WITHIN IC DEVICE MANUFACTURING

IC devices, or "chips", are components in a wide range of electronic systems for computing, communications, manufacturing and transportation.  Individual consumers most frequently encounter IC devices as microprocessors, application processors and memory chips in their desktop or laptop computers, mobile internet devices (MIDs) such as smart phones and tablets, and in MP3 players, gaming devices, cell phones and digital cameras.  The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon, with the first manufacturing step referred to as a "wafer start".  A large number of identical IC devices, or dies, are manufactured on each wafer at the same time.  The initial steps in the manufacturing process build transistors and other electronic components on the silicon wafer.  These are isolated from each other using a layer of insulating material, most often silicon dioxide, to prevent electrical signals from bridging from one transistor to another.  These components are then wired together using conducting materials such as aluminum or copper in a particular sequence to produce a functional IC device with specific characteristics.  When the conducting wiring on one layer of the IC device is completed, another layer of insulating material is added.  The process of alternating insulating and conducting layers is repeated until the desired wiring within the IC device is achieved.  At the end of the process, the wafer is cut into the individual dies, which are then packaged to form individual chips.

Demand for CMP consumable products, including slurries and pads, used in the production of IC devices is primarily based on the number of wafer starts by semiconductor manufacturers and the type and complexity of the IC devices they produce.  To enhance the performance of IC devices, IC device manufacturers have progressively increased the number and density of electronic components and wiring layers in each IC device.  This is typically done in conjunction with shrinking the key dimensions on an IC device from one technology generation, or "node", to another.  As a result, the number of transistors, wires and the number of discrete wiring layers have increased, increasing the complexity of the IC device and the related demand for CMP consumable products.  As semiconductor technology has advanced and performance requirements of IC devices have increased, the percentage of IC devices that utilize CMP in the manufacturing process has increased steadily over time.  We believe that CMP is used in the majority of all IC devices made today, and we expect that the use of CMP will continue to increase in the future.

index

In the CMP polishing process, CMP consumables are used to remove excess material that is deposited during the IC manufacturing process, and to level and smooth the surfaces of the layers of IC devices, via a combination of chemical reactions and mechanical abrasion, leaving minimal residue and defects on the surface, with only the material necessary for circuit integrity remaining.  CMP slurries are liquid solutions generally composed of high-purity deionized water and a proprietary mix of chemical additives and engineered abrasives that chemically and mechanically interact at an atomic level with the surface material of the IC device.  CMP pads are engineered polymeric materials designed to distribute and transport the slurry to the surface of the wafer and distribute it evenly across the wafer.  Grooves are cut into the surface of the pad to facilitate distribution of the slurry.  The CMP process is performed on a CMP polishing tool.  During the CMP process, the wafer is held on a rotating carrier, which is pressed down against a CMP pad.  The CMP pad is attached to a rotating polishing table that spins in a circular motion in the opposite direction from the rotating wafer carrier.  A CMP slurry is continuously applied to the polishing pad to facilitate and enhance the polishing process.  Hard disk drive and silicon wafer manufacturers use similar processes to smooth the surface of substrate disks.

An effective CMP process is achieved through technical optimization of the CMP consumables in conjunction with an appropriately designed CMP process.  Prior to introducing new or different CMP slurries or pads into its manufacturing process, an IC device manufacturer generally requires the product to be qualified in its processes through an extensive series of tests and evaluations.  These qualifications are intended to ensure that the CMP consumable product will function properly within the customer's overall manufacturing process.  These tests and evaluations may require minor changes to the CMP process or the CMP slurry or pad.  While this qualification process varies depending on numerous factors, it is generally quite costly and may take six months or longer to complete.  IC device manufacturers usually take into account the cost, time required and impact on production when they consider implementing or switching to a new CMP slurry or pad.

CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with a greater density of transistors and other electronic components than is possible without CMP.  With smaller IC devices, IC device manufacturers can increase the number of IC devices that fit on a wafer, which increases their throughput, or the number of IC devices that can be manufactured in a given time period.  CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield.  Improvements in throughput and yield reduce an IC device manufacturer's unit production costs, which improves the return on their significant investment in manufacturing capacity, which is a high priority for a semiconductor manufacturer.  More broadly, sustained growth in the semiconductor industry traditionally has been fueled by enhanced performance and lower unit costs, making IC devices more affordable in an expanding range of applications.

PRECISION POLISHING

Through our ESF business, we are applying our technical expertise in CMP consumables and polishing techniques developed for the semiconductor industry to demanding applications in other industries where shaping, enabling and enhancing the performance of surfaces is critical to success, such as for precision optics and electronic substrates, including silicon and silicon-carbide wafers.  We have begun selling our CMP consumable products to silicon wafer manufacturers and we anticipate future growth in this market.

Many of the production processes currently used in precision machining and polishing have been based on traditional, labor-intensive techniques, which are being replaced by computer-controlled, deterministic processes.  Our wholly-owned subsidiary, QED Technologies International, Inc. (QED), is a leading provider of deterministic finishing technology for the precision optics industry.  We believe precision optics are pervasive, serving several existing large markets such as semiconductor equipment, aerospace, defense, security, biomedical, research and consumer imaging.

index

OUR PRODUCTS

CMP CONSUMABLES FOR IC DEVICES

We develop, produce and sell CMP slurries for polishing a wide range of materials that conduct electrical signals, including tungsten, copper, tantalum (commonly referred to as "barrier" which is used in copper wiring applications) and aluminum.  Slurries for polishing tungsten are used heavily in the production of mobile internet devices such as smart phones and tablets, in advanced memory and logic devices for a multitude of end applications such as computers and servers, MP3 players, gaming devices, cell phones and digital cameras, as well as in mature logic applications such as those used in automobiles and communication devices.  Our most advanced slurries for tungsten polishing are designed to be customized to provide customers greater flexibility, improved performance and a reduced cost of ownership.  Slurries for polishing copper and barrier materials are used in the production of advanced IC logic devices such as microprocessors for computers, and devices for graphic systems, gaming systems and communication devices, as well as in the production of advanced memory devices.  These products include different slurries for polishing the copper film and the thin barrier layer used to separate copper from the adjacent insulating material.  Slurries for polishing aluminum are relatively new in the CMP consumables market and are used in the most advanced transistor gate structures currently in production.  We offer multiple products for each technology node to enable different integration schemes depending on specific customer needs.

We also develop, manufacture and sell slurry products used to polish the dielectric insulating materials that separate conductive layers within logic and memory IC devices.  Our core slurry products for these materials are primarily used for high volume applications called Interlayer Dielectric or ILD, and are used in the production of both older logic devices as well as in mature and advanced memory devices.  Our advanced dielectrics products are designed to both replace traditional ILD applications with higher performance and lower cost of ownership products, and to meet the more stringent and complex performance requirements of lower-volume, more specialized dielectric polishing applications at advanced technology nodes.  Some of the applications for advanced dielectric slurries include shallow trench isolation (STI), "stop on poly" isolation, bulk oxide polishing, and polishing of various dielectrics in advanced transistor designs.

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

index

PRECISION OPTICS PRODUCTS

Through our QED subsidiary, we design and produce precision polishing and metrology systems for advanced optic applications that allow customers to attain near-perfect shape and surface finish on a range of optical components such as mirrors, lenses and prisms.  Historically, advanced optics have been produced using labor-intensive artisanal processes, and variability has been common.  QED has automated the polishing process for advanced optics to enable rapid, deterministic and repeatable surface correction to the most demanding levels of precision in dramatically less time than with traditional means.  QED's polishing systems use Magneto-Rheological Finishing (MRF), a proprietary surface figuring and finishing technology, which employs magnetic fluids and sophisticated computer technology to polish a variety of shapes and materials.  QED's metrology systems use proprietary Subaperture Stitching Interferometry (SSI) technology that captures precise metrology data for large and/or strongly curved optical parts.  SSI technology includes proprietary Aspheric Stitching Interferometry (ASI), which is designed to measure increasingly complex shapes, including non-spherical surfaces, or aspheres.  QED's products also include MRF polishing fluids and MRF polishing components, as well as optical polishing services and polishing support services.

STRATEGY

We collaborate closely with our customers to develop and manufacture products that offer innovative and reliable solutions to our customers' challenges and we strive to consistently and reliably deliver and support these products around the world through what we believe is a robust global infrastructure and supply chain.  We continue to focus on the execution of our primary strategies related to technology, customer collaboration and supply chain management.  We are also leveraging our expertise in CMP process and slurry formulation to expand our ESF business in the optics and electronic substrates markets.

STRENGTHENING AND GROWING OUR CORE CMP CONSUMABLES BUSINESS

Developing Innovative Solutions:  We believe that technology and innovation are vital to success in our CMP consumables business and we devote significant resources to research and development.  Historically, we have developed new CMP consumables products on a relatively broad basis to provide CMP solutions to the overall industry.  However, the recent slowing of semiconductor growth and continued consolidation of the semiconductor industry has led us to focus our research and development activity on leading-edge applications for the technology leaders of the semiconductor industry.  We believe our focused effort on advanced technologies with our key customers will enable us to create more compelling new products as technology advances.  We have established research and development facilities in the United States, Japan, Taiwan, Singapore, and South Korea, in order to meet our customers' technology needs on a global basis.

We believe our ability to create innovative products at leading-edge applications was demonstrated by the growth in revenues over the past year that we experienced from our slurry products for polishing aluminum and advanced dielectrics.  We also have continued to further develop our polishing pads business.  We believe we offer our customers a compelling value proposition versus competitor offerings in terms of longer pad life and lower defectivity for certain applications.

index

Close Collaboration With Our Customers:  We believe that building close relationships with our customers is key to achieving long-term success in our business. We collaborate with our customers on joint projects to identify and develop new and improved CMP solutions, to integrate our products into their manufacturing processes, and to assist them with supply, warehousing and inventory management.  Our customers demand a highly reliable supply source, and we believe we have a competitive advantage because of our ability to timely deliver high-quality products and service from the early stages of product development through the high-volume commercial use of our products.  We strategically locate our research and clean room facilities, manufacturing operations and the related technical and customer support teams to be responsive to our customers' needs.  We believe our extensive research and development facilities, in close proximity to our customers, provide a competitive advantage.

We believe the supplier excellence awards we received in fiscal 2013 exemplify our commitment to collaborate with our customers to deliver high-performing and high-quality products.  These awards were in recognition of our product quality and reliability.  Our global business teams are focused on a range of projects with our customers to address specific business opportunities at advanced technologies.

Robust Global Supply Chain:  We believe that product and supply chain quality is critical to success in our business.  Our customers demand continuous improvement in the performance of our products in terms of product quality and consistency.  We strive to reduce variation in our products and processes in order to increase quality, productivity and efficiency, and improve the uniformity and consistency of performance of our CMP consumables products.  Reducing variability becomes more important to our customers as they migrate to smaller technology nodes.  Our global manufacturing sites are managed to ensure we have the people, training and systems needed to support the stringent industry demands for product quality.  To support our quality initiative, we practice the concepts of Six Sigma across our Company, which we believe has contributed to lower variability in our products and sustained improvement in productivity in our operations.  Six Sigma is a systematic, data-driven approach and methodology for improving quality by reducing variability.

We also believe that continuous improvement and variation reduction in our global supply chain are critical to our success and the success of our customers.  We believe this differentiates us from our competitors.  We now have five slurry manufacturing plants of varying technological capability worldwide and a global network of suppliers, which we believe position us well to mitigate supply interruptions when unexpected events occur.  In fiscal 2013, we made significant progress qualifying products and ramping production at our newest manufacturing plant in South Korea.  This facility has enhanced our capabilities in this region and contributed to our strong profitability in the year.

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

Our QED subsidiary continues to be the technology leader in deterministic finishing for the precision optics industry.  QED's polishing and metrology technology enables customers to replace manual processes with automated solutions that provide more precise and repeatable results.  Another focus of our ESF business is the polishing of electronic substrates, including silicon and silicon-carbide wafers.  A key step in the production of these wafers is CMP, which is utilized to ensure that wafers meet the stringent specifications required by IC manufacturers.

index

INDUSTRY TRENDS

SEMICONDUCTOR INDUSTRY

We believe the semiconductor industry demonstrates several trends: demand within the semiconductor business is being driven more by MIDs than by personal computers (PCs), such that overall industry growth is slowing; the industry customer base continues to consolidate, and the industry is becoming less cyclical; and there is continued pressure to reduce costs while advancing technology.

The semiconductor industry has seen a significant shift in demand over the past several years from semiconductor devices for PCs to those for MIDs.  Demand for MIDs has been growing rapidly while demand for PCs has been declining.  Since the semiconductor content of MIDs is much lower than that of PCs, this shift in demand has resulted in slower overall growth within the semiconductor industry over the last several years, and industry experts generally expect this trend to continue.  We continue to believe that semiconductor industry demand will grow over the long term, albeit at a slower rate than in the past, based on increased usage of IC devices in existing applications, as well as an expanding range of new uses of IC devices.

The larger semiconductor manufacturers appear to be generally growing faster than the smaller ones, and we have seen a decline in the number of companies that manufacture semiconductor devices both through mergers and acquisitions as well as through alliances among and between different companies.  The costs to achieve the required scale in manufacturing within the semiconductor industry are increasing, along with the related costs of research and development, and the larger manufacturers generally have greater access to the resources necessary to manage their businesses.  This trend is particularly evident in capital spending within the industry.  The largest semiconductor companies now account for a significant majority of total capital spending in the industry.  It appears that this concentration of capital investment may be resulting in more-rational capacity addition, and thereby reducing the cyclicality of the industry.  At the same time the semiconductor industry may be becoming less cyclical, it appears that the greater consumer orientation to MID demand versus the more corporate-driven PC demand of the past is causing more prominent seasonal shifts in demand around "back to school" and "holiday" periods of the calendar.  We have seen this seasonality in the form of softer demand for our products in the first half of the fiscal year followed by stronger demand in the second half of the fiscal year, in both fiscal years 2012 and 2013, and there are indications that demand may be softening again as we enter fiscal 2014.  We believe that our Company is well positioned to operate successfully over a range of demand environments as we have successfully navigated our business in the past.

As the demand for more advanced and lower cost electronic devices grows, there is continued pressure on IC device manufacturers to reduce their costs.  Many manufacturers reduce costs by pursuing ever-increasing scale in their operations.  Manufacturers also try to reduce costs by migrating to smaller technology nodes, particularly in the production of memory devices.  In addition, manufacturers seek ways to increase their production yields while reducing their production costs regardless of the number of units they produce.  They look for CMP consumables products with quality and performance attributes that can reduce their overall cost of ownership, pursue ways to use lesser amounts of CMP materials, and also aggressively pursue price reductions for these materials.  The pressure on IC device manufacturers to reduce costs has led a number of them to increase their use of third-party manufacturers, or foundries, which also leads to increasing scale and lower costs for these foundries.

index

CMP CONSUMABLES INDUSTRY

Demand for CMP consumables is primarily driven by wafer starts, so the CMP consumables industry reflects the semiconductor industry demand patterns in terms of cyclicality, seasonality and specific device types.  Our revenue and net income for fiscal years 2012 and 2013 clearly demonstrated this seasonal effect as we saw softening of demand for our products in the first half of each of these fiscal years, followed by a significant increase in revenue and net income during the second half of each of these fiscal years.  The trend of declining PC demand also affected demand for our CMP consumables products.  For instance, we experienced a decline in revenue generated from our tungsten slurry products in fiscal 2013 compared to fiscal 2012, and we believe this decline was primarily due to a reduction in DRAM demand associated with the lower demand for PCs, as tungsten slurries are used heavily in the production of DRAM computer chips.  Over the long term, we anticipate the worldwide market for CMP consumables used by IC device manufacturers will grow as a result of expected long-term growth in wafer starts, an increase in the number of CMP polishing steps required to produce these devices and the introduction of new materials in the manufacture of semiconductor devices that will require CMP.  However, we believe industry trends will continue to evolve and global macroeconomic uncertainty remains.

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

As semiconductor technology continues to advance, we believe that CMP technical solutions are becoming more complex, and leading-edge technologies generally require greater customization by customer, tool set and process integration approach.  Leading-edge device designs are introducing more materials and processes into next generation chips, and these new materials and processes must be considered in developing CMP solutions.   As a result, we generally see customers selecting suppliers earlier in their development processes and maintaining preferred supplier relationships through production.  Therefore, we believe that close collaboration with our customers at the beginning of development cycles offers the best opportunity for optimal CMP solutions.  We also believe that research and development programs continue to be vital to our success as we develop and commercialize innovative, high-performing and more cost-effective CMP solutions.

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

index

With respect to CMP polishing pads, a division of Dow Chemical has held the leading global position in this area for many years.  We believe we are the second largest supplier of CMP polishing pads.  A number of other companies have entered this area of the CMP consumables business, providing potentially viable product alternatives.  We believe our pad materials and our continuous pad manufacturing process have enabled us to produce a pad that provides our customers with a longer pad life, lower defectivity and greater consistency than traditional offerings, thus reducing their total pad cost.  We believe this has fueled adoption of our pad products.

Our QED subsidiary operates in the precision optics industry.  There are few direct competitors of QED because its technology is still relatively new and unique.  We believe QED's technology provides a competitive advantage to customers in the precision optics industry, which still relies heavily on traditional artisanal methods of fabrication.

CUSTOMERS, SALES AND MARKETING

Within the semiconductor industry, our customers are primarily producers of logic IC devices or memory IC devices, or they provide IC foundry services.  Logic customers often outsource some or all of the production of their devices to foundries, which provide contract manufacturing services, in order to avoid the high cost of process development, construction and operation of a fab, or to provide additional capacity when needed.  In fiscal 2013, excluding revenue attributable to data storage and ESF customers, approximately 50% of our revenue was from foundry customers, 32% of our revenue was from memory customers and 18% of our revenue was from logic customers.

Based upon our own observations and customer survey results, we believe the following factors are the primary influences of our customers' CMP consumables buying decisions: overall cost of ownership, which represents the cost to purchase, use and maintain a product; product quality and consistency; product performance and its impact on a customer's overall yield; engineering support; and, delivery/supply assurance.  We believe that greater customer sophistication in the CMP process, more challenging integration schemes, additional and unique polishing materials and cost pressures will add further demands on CMP consumables suppliers like us. When these factors are combined with our customers' desires to gain purchasing leverage and lower their cost of ownership, we believe that only the most reliable, innovative, cost effective, service-driven CMP consumables suppliers will thrive.

We use a collaborative approach to build close relationships with our customers in a variety of areas, and we have customer-focused teams located in each major geographic region.  Our sales process begins long before the actual sale of our products and occurs on a number of levels.  Due to the long lead times from research and development to product commercialization and sales, we have research teams that collaborate with technology-leading customers on emerging applications years before the products are required by the market.  We also have development teams that interact closely with these customers, using our research and development facilities and capabilities to design CMP products tailored to their precise needs.  Next, our applications engineers work with customers to integrate our products into their manufacturing processes.  Finally, as part of our sales process, our logistics and sales personnel provide supply, warehousing and inventory management for our customers.

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

In fiscal 2013, our five largest customers accounted for approximately 53% of our revenue, with Taiwan Semiconductor Manufacturing Corporation and Samsung accounting for approximately 21% and 13% of our revenue, respectively.  For additional information on concentration of customers, refer to Note 2 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of this Form 10-K.

index

RESEARCH, DEVELOPMENT AND TECHNICAL SUPPORT

We believe that technology is vital to success in our CMP and ESF businesses, and we plan to continue to devote significant resources to research, development and technical support (R&D), and balance our efforts between the shorter-term market needs and the longer-term investments required of us as a technology leader.  We focus our R&D efforts on product innovation at leading-edge applications for our technology-leading customers.  We develop and formulate new and enhanced CMP solutions tailored to these customers' requirements.  We work closely with these customers at their facilities to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions.

Our technology efforts are currently focused on five main areas that span the early conceptual stage of product development involving new materials, processes and designs several years in advance of commercialization, to continuous improvement of already commercialized products in daily use in our customers' manufacturing facilities.  These five areas are:

·	Research related to fundamental CMP technology;
·	Development and formulation of new and enhanced CMP consumables products, including collaboration on joint development projects with key customers;
·	Process development to support rapid and effective commercialization of new products;
·	Technical support of our CMP products in our customers' research, development and manufacturing facilities; and,
·	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

Our research in CMP slurries and pads addresses a breadth of complex and interrelated performance criteria that relate to the functional performance of the IC, our customers' manufacturing yields, and their overall cost of ownership.   We design slurries and pads that are capable of polishing one or more materials of differing hardness, sometimes at the same time, that make up the semiconductor circuitry.  Additionally, our products must achieve the desired surface conditions at high polishing rates, high processing yields and low consumables costs in order to provide acceptable system economics for our customers.  As dimensions become smaller and as materials and designs increase in complexity, these challenges require significant investments in R&D.

We also commit internal R&D resources to our ESF business.  We believe that application areas we are currently developing, such as precision optics and electronic substrates, represent natural adjacencies to our core CMP business and technology.  Products under development include products used to polish silicon and silicon-carbide wafers to improve the surface quality of these wafers and reduce the customers' total cost of ownership.

We believe that a competitive advantage can be gained through technology, and that our investments in R&D provide us with polishing and metrology capabilities that support the most advanced and challenging customer technology requirements on a global basis.  In fiscal 2013, 2012 and 2011, we incurred approximately $61.4 million, $58.6 million and $58.0 million, respectively, in R&D expenses.  We believe our Six Sigma initiatives in our R&D efforts allow us to conduct more research at a lower cost.  Investments in property, plant and equipment to support our R&D efforts are capitalized and depreciated over their useful lives.

Our global R&D team includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP consumable products.  We operate an R&D facility in Aurora, Illinois, that features a Class 1 clean room and advanced equipment for product development, including 300mm polishing and metrology capabilities; a technology center in Japan, which includes a Class 1 clean room with 300mm polishing, metrology and slurry development capabilities; an R&D facility in Taiwan that includes a clean room with 200mm polishing capability; an R&D facility in South Korea that provides slurry formulation capability; an R&D laboratory in Singapore that provides polishing, metrology and slurry development capabilities for the data storage industry; and, a research facility in Rochester, New York to support our QED business.  All of these facilities underscore our commitment to continuing to invest in our technology infrastructure to maintain our technology leadership and to be responsive to the needs of our customers.

index

RAW MATERIALS SUPPLY

Engineered abrasive particles are significant raw materials we use in many of our CMP slurries.  In the interest of supply assurance, our strategy is to secure multiple sources of raw materials and qualify and monitor those sources as necessary to ensure our supply of raw materials remains uninterrupted.  Also, we have entered into multi-year supply agreements with a number of suppliers for the purchase of raw materials in the interest of supply assurance and to control costs.  For additional information regarding these agreements, refer to "Tabular Disclosure of Contractual Obligations", included in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in Item 7 of Part II of this Form 10-K.

INTELLECTUAL PROPERTY

Our intellectual property is important to our success and ability to compete.  As of October 31, 2013, we had 1,152 active worldwide patents, of which 238 are U.S. patents, and 506 pending worldwide patent applications, of which 75 are in the U.S.  Many of these patents are important to our continued development of new and innovative products for CMP and related processes, as well as for new businesses.  Our patents have a range of duration and we do not expect to lose any material patent through expiration within the next three years.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements.  We vigorously and proactively pursue parties that attempt to compromise our investments in research and development by infringing our intellectual property, and have been successful in upholding the validity of our U.S. patents.

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

ENVIRONMENTAL MATTERS

    Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health.  We believe that our facilities are in substantial compliance with applicable environmental laws and regulations.  Our major operations in the United States, Japan, Singapore, Europe and Taiwan are ISO 14001 Environmental and OHSAS 18001 Safety and Health certified, which requires that we implement and operate according to various procedures that demonstrate our dedication to waste reduction, energy conservation and other environmental concerns.  We are committed to maintaining these certifications.  We will also seek to obtain additional certifications, as applicable, in the areas in which we do business.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and other countries.  However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

We believe we have a world-class team of employees who make the Company successful.  As of October 31, 2013, we employed 1,053 individuals, including 556 in operations, 278 in research and development and technical, 94 in sales and marketing and 125 in administration.  In general, none of our employees are covered by collective bargaining agreements.  We have not experienced any work stoppages and in general consider our relations with our employees to be good.

index

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We sell our products worldwide.  Our geographic coverage allows us to utilize our business and technical expertise from a worldwide workforce, provides stability to our operations and earnings streams to offset geography-specific economic exposures, and offers us an opportunity to take advantage of new markets for products.

For more financial information about geographic areas, see Note 18 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of this Form 10-K.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14A, current reports on Form 8-K, and any amendments to those reports are made available free of charge on our Company website, www.cabotcmp.com, as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC).   Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our Company website by the end of the business day following the submission to the SEC of such filings.  In addition, the SEC's website (http://www.sec.gov) contains reports, proxy statements, and other information that we file electronically with the SEC.

index

ITEM 1A.  RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  However, we may update our risk factors, including adding or deleting them, in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by changes in consumer demand such as the significant shift in demand in recent years from semiconductor devices for personal computers to those for mobile internet devices.  Semiconductor demand is also impacted by semiconductor industry cycles, and these cycles can dramatically affect our business.  These cycles may be characterized by rapid increases or decreases in product demand, excess or low customer inventories, and rapid changes in prices of IC devices.  In addition, the semiconductor industry is also subject to some seasonality of demand, and in recent years, this seasonality has appeared to become more pronounced.  For example, we experienced soft demand conditions in the semiconductor industry during the first two quarters of fiscal 2012, followed by some strengthening of demand in the second half of fiscal 2012.  We also experienced soft demand conditions in the first half of fiscal 2013, followed by strengthening of demand in the second half of fiscal 2013.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

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

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  We also continue to develop our business in CMP pads.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes and advances, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables and to possibly reuse or recycle these products, could render our products less important to the IC device manufacturing process.

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

In fiscal 2013, our five largest customers accounted for approximately 53% of our revenue, with Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung accounting for approximately 21% and 13%, respectively, of our revenue.  In fiscal year 2012, our five largest customers accounted for approximately 48% of our revenue, with TSMC and Samsung accounting for approximately 18% and 13%, respectively.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP SUPERIOR CMP CONSUMABLES PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from other CMP consumables manufacturers could seriously harm our business and results of operations.  This competition could continue to increase, and opportunities exist for other companies to emerge as potential competitors by developing their own CMP consumables products.  Increased competition has and may continue to impact the prices we are able to charge for our CMP consumables products as well as our overall business.  In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

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

We believe it would be difficult to promptly secure alternative sources of key raw materials in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by us and our customers.  In addition, new contract terms, contractual amendments to the existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us.  For instance, Cabot Corporation continues to be our primary supplier of particular amounts and types of fumed silica under a new fumed silica supply agreement for such supply, which became effective as of January 2013.  Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 88%, 87% and 86% of our revenue was generated by sales to customers outside of the United States for fiscal 2013, 2012 and 2011, respectively.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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
an additional 13.2 acres of vacant land in Aurora, Illinois; and
a facility in Addison, Illinois, comprising approximately 15,000 square feet.

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

index

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers and their ages as of October 31, 2013.

NAME	AGE	POSITION

William P. Noglows	55	Chairman of the Board, President and Chief Executive Officer
H. Carol Bernstein	53	Vice President, Secretary and General Counsel
Yumiko Damashek	57	Vice President, Japan and Operations in Asia
William S. Johnson	56	Executive Vice President and Chief Financial Officer
David H. Li	40	Vice President, Asia Pacific Region
Ananth Naman	43	Vice President, Research and Development
Daniel J. Pike	50	Vice President, Corporate Development
Lisa A. Polezoes	49	Vice President, Human Resources
Stephen R. Smith	54	Vice President, Marketing
Adam F. Weisman	51	Executive Vice President
Daniel S. Wobby	50	Vice President, Global Sales
Thomas S. Roman	52	Principal Accounting Officer and Corporate Controller

WILLIAM P. NOGLOWS has served as our Chairman, President and Chief Executive Officer since November 2003.  Mr. Noglows had previously served as a director of our Company from January 2000 until April 2002.  Prior to joining us, Mr. Noglows served as an Executive Vice President of Cabot Corporation from 1998 to June 2003.  Prior to that, Mr. Noglows held various management positions at Cabot Corporation including General Manager of Cabot Corporation's Cab-O-Sil Division, where he was one of the primary founders of our Company when our business was a division of Cabot Corporation, and was responsible for identifying and encouraging the development of the CMP application.  Mr. Noglows received his B.S. in Chemical Engineering from the Georgia Institute of Technology.  Mr. Noglows is also a director of Littelfuse, Inc.

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

WILLIAM S. JOHNSON has served as our Vice President and Chief Financial Officer since April 2003, and was named an Executive Vice President in April 2013.  Prior to joining us, Mr. Johnson served as Executive Vice President and Chief Financial Officer for Budget Group, Inc. from August 2000 to March 2003.  Before that, Mr. Johnson spent 16 years at BP Amoco in various senior finance and management positions, the most recent of which was President of Amoco Fabrics and Fibers Company.  Mr. Johnson received his B.S. in Mechanical Engineering from the University of Oklahoma and his M.B.A. from the Harvard Business School.

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

ADAM F. WEISMAN has served as our Vice President of Business Operations since September 2006, and prior to that was our Vice President of Operations.  Mr. Weisman was named an Executive Vice President in April 2013.  Before joining us, Mr. Weisman held various engineering and senior operations management positions with the General Electric Company from 1988 through 2004, including having served as the General Manager of Manufacturing for GE Plastics - Superabrasives, and culminating in serving as the Executive Vice President of Operations for GE Railcar Services.  Prior to joining GE, he worked as an engineering team leader and pilot plant manager for E.I. Du Pont de Nemours & Company.  Mr. Weisman holds a B.S. in Ceramic Engineering from Alfred University.

DANIEL S. WOBBY has served as our Vice President of Global Sales since June 2008.  Prior to that, Mr. Wobby served as Vice President, Asia Pacific Region since September 2005.  Previously, Mr. Wobby served as Vice President, Greater China and Southeast Asia starting in February 2004 and as Corporate Controller and Principal Accounting Officer from 2000 to 2004.  From 1989 to 2000, Mr. Wobby held various accounting and operations positions with Cabot Corporation culminating in serving as Director of Finance.  Mr. Wobby earned a B.S. in Accounting from St. Michael's College and an M.B.A. from the University of Chicago.

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

		HIGH	LOW
Fiscal 2012
	First Quarter	48.39	33.09
	Second Quarter	52.50	33.89
	Third Quarter	39.82	28.11
	Fourth Quarter	35.93	28.14
Fiscal 2013
	First Quarter	35.51	29.04
	Second Quarter	37.38	33.61
	Third Quarter	36.54	31.51
	Fourth Quarter	39.10	33.38
Fiscal 2014 First Quarter (through October 31, 2013)		42.50	37.98

As of October 31, 2013, there were approximately 875 holders of record of our common stock.  In December 2011, we announced a new capital management initiative for our Company, which included a leveraged recapitalization with a special cash dividend of $15 per share and an increase in the amount available under our share repurchase program.  On February 13, 2012, our Board of Directors declared the special cash dividend of $15 per share, or $347.1 million in aggregate, to the Company's stockholders with a dividend payment date of March 1, 2012.  The low price of our common stock shown above for the second quarter of fiscal 2012, as well as the high and low prices shown for the subsequent quarters, reflect the period after the payment of the special cash dividend.  No dividends were declared or paid in fiscal 2013, fiscal 2011 or prior to the special cash dividend, and we have no current plans to pay cash dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jul. 1 through Jul. 31, 2013	21	$37.21	-	$100,000
Aug. 1 through Aug. 31, 2013	72,800	$37.09	72,800	$97,300
Sep. 1 through Sep. 30, 2013	192,404	$37.94	192,404	$90,000
Total	265,225	$37.71	265,204	$90,000

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our capital management initiative that we announced in December 2011, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  We repurchased 1,144,836 shares for $40.0 million in fiscal 2013 under this expanded program.  As of September 30, 2013, $90.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Separate from this share repurchase program, a total of 39,551 shares were purchased during fiscal 2013 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

EQUITY COMPENSATION PLAN INFORMATION

See Part II, Item 12 of this Form 10-K for information regarding shares of common stock that may be issued under the Company's existing equity compensation plans.

index

STOCK PERFORMANCE GRAPH

The following graph illustrates the cumulative total stockholder return on our common stock during the period from September 30, 2008 through September 30, 2013 and compares it with the cumulative total return on the NASDAQ Composite Index and the Philadelphia Semiconductor Index.  The comparison assumes $100 was invested on September 30, 2008 in our common stock and in each of the foregoing indices and assumes reinvestment of the special cash dividend paid in fiscal 2012.  The performance shown is not necessarily indicative of future performance.  See "Risk Factors" in Part I, Item 1A above.

	9/08	12/08	3/09	6/09	9/09	12/09	3/10	6/10	9/10	12/10	3/11

Cabot Microelectronics Corporation	100.00	81.27	74.91	88.19	108.67	102.74	117.92	107.82	100.31	129.21	162.87
NASDAQ Composite	100.00	76.68	74.11	89.03	103.76	110.99	117.19	103.76	116.52	130.57	137.20
Philadelphia Semiconductor	100.00	77.84	84.77	97.14	114.14	124.29	124.24	110.01	121.49	142.62	149.68

	6/11	9/11	12/11	3/12	6/12	9/12	12/12	3/13	6/13	9/13

Cabot Microelectronics Corporation	144.86	107.20	147.29	172.90	129.90	156.27	157.92	154.54	146.80	171.25
NASDAQ Composite	137.53	120.44	131.50	155.52	148.02	157.60	153.03	167.03	174.97	195.67
Philadelphia Semiconductor	149.23	129.89	144.82	172.75	153.04	154.27	159.52	174.40	180.78	191.67

index

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for each year of the five-year period ended September 30, 2013, has been derived from the audited consolidated financial statements.

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

CABOT MICROELECTRONICS CORPORATION
SELECTED FINANCIAL DATA - FIVE YEAR SUMMARY
(Amounts in thousands, except per share amounts)

	Year Ended September 30,
	2013	2012	*	2011	2010	2009
Consolidated Statement of Income Data:
Revenue	$433,131	$427,657		$445,442	$408,201	$291,372
Cost of goods sold	221,015	223,630		231,336	204,704	162,918
Gross profit	212,116	204,027		214,106	203,497	128,454

Operating expenses:
Research, development and technical	61,373	58,642		58,035	51,818	48,150
Selling and marketing	27,985	29,516		29,758	26,885	22,239
General and administrative	46,287	49,345		45,928	50,783	40,632
Purchased in-process research and development	-	-		-	-	1,410
Total operating expenses	135,645	137,503		133,721	129,486	112,431
Operating income	76,471	66,524		80,385	74,011	16,023

Interest expense	3,643	2,309		155	233	365
Other income (expense), net	1,392	(1,344)		(1,318)	(501)	964
Income before income taxes	74,220	62,871		78,912	73,277	16,622
Provision for income taxes	22,835	22,045		27,250	23,819	5,435
Net income	$51,385	$40,826		$51,662	$49,458	$11,187

Basic earnings per share	$2.22	$1.81		$2.26	$2.14	$0.48

Weighted average basic shares outstanding	22,924	22,506		22,896	23,084	23,079

Diluted earnings per share	$2.14	$1.75		$2.20	$2.13	$0.48

Weighted average diluted shares outstanding	23,760	23,280		23,435	23,273	23,096

Cash dividends per share	$-	$15.00		$-	$-	$-

	As of September 30,
	2013	2012*		2011	2010	2009
Consolidated Balance Sheet Data:
Current assets	$365,712	$317,888		$430,405	$381,029	$316,852
Property, plant and equipment, net	111,985	125,020		130,791	115,811	122,782
Other assets	76,809	74,917		67,033	74,916	75,510
Total assets	$554,506	$517,825		$628,229	$571,756	$515,144

Current liabilities	$67,500	$63,219		$55,550	$53,330	$39,536
Long-term debt	150,937	161,875		-	-	-
Other long-term liabilities	8,992	9,140		6,325	4,083	4,879
Total liabilities	227,429	234,234		61,875	57,413	44,415
Stockholders' equity	327,077	283,591		566,354	514,343	470,729
Total liabilities and stockholders' equity	$554,506	$517,825		$628,229	$571,756	$515,144

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-K are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events, regulatory or legislative activity, or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the acquisition of or investment in other entities; uses and investment of the Company's cash balance; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; and the construction and operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

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

Our fiscal 2013 results reflected a strengthening of demand for our products during the second half of the fiscal year after the soft industry demand conditions we saw during the first half of the fiscal year, which was similar the demand pattern we experienced in fiscal 2012.  The semiconductor industry saw continuation of the trend of a significant shift in demand from semiconductor devices for personal computers (PCs) to those for mobile internet devices (MIDs), specifically, consumer products such as smart phones and tablets.  In addition, over this same period, the semiconductor industry has experienced slower growth than in the past.  Given the increased importance of the consumer-based MID demand, the semiconductor industry appears to have demonstrated more seasonality around consumer-oriented "back to school" and "holiday" calendar periods in recent years.  It also appears that as the semiconductor industry continues to consolidate, capital spending within the industry is becoming more concentrated among fewer and larger semiconductor manufacturers, which seems to be resulting in more rational addition of production capacity, and, in turn, less cyclicality within the industry.  Since we serve the entire semiconductor market, fluctuations in demand for our products have generally reflected overall industry activity.  Our results over the last two fiscal years have demonstrated these trends as we have experienced relatively slow growth with more seasonal swings in demand.  There are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part I, Item 1A entitled "Risk Factors" in this Form 10-K.

index

Revenue for fiscal 2013 was $433.1 million, which represented an increase of 1.3% from $427.7 million reported for fiscal 2012.  The increase in revenue from fiscal 2012 was driven by a higher-priced product mix, partially offset by foreign exchange rate changes, primarily due to the weakening of the Japanese yen against the U.S. dollar.  We experienced increased sales of our slurries for polishing aluminum and dielectrics.  These increases were partially offset by decreased sales of our tungsten slurry, ESF and polishing pads product lines.  Revenue generated from polishing pads decreased in fiscal 2013, although we increased the actual number of pads sold.  The decrease in revenue was due to competitive pricing pressure and customer efficiencies in certain customers' use of our pads, combined with the slow pace of new business wins.

Gross profit expressed as a percentage of revenue for fiscal 2013 was 49.0%, which represents an increase from the 47.7% reported for fiscal 2012, and was above the upper end of our full year guidance range of 46% to 48% of revenue.  The increase in gross profit percentage from fiscal 2012 was primarily due to the favorable impact of the weaker Japanese yen and lower fixed manufacturing costs.  We are increasing our gross profit guidance for full fiscal year 2014 to be in the range of 48% to 50% of revenue.  However, we may experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity, foreign exchange fluctuations and changes in our product mix, which may cause our quarterly gross profit to be above or below this range.

Operating expenses of $135.6 million, which include research, development and technical, selling and marketing, and general and administrative expenses, decreased 1.4%, or $1.9 million, from the $137.5 million reported for fiscal 2012.  The decrease was primarily due to the absence of bad debt expense related to a customer bankruptcy that we reported in the second quarter of fiscal 2012 and costs associated with our fiscal 2012 leveraged recapitalization with a special cash dividend, as well as lower depreciation expense.  These decreases were partially offset by higher staffing-related costs, including costs associated with our annual incentive cash bonus program (AIP).  In fiscal 2014, we are lowering our full year guidance range for operating expenses to be in the range of $131 million to $135 million.

Diluted earnings per share of $2.14 in fiscal 2013 increased 22.3%, or $0.39, from $1.75 reported in fiscal 2012.  The increase was primarily due to a higher gross profit margin, a lower effective tax rate, a favorable impact of the weaker Japanese yen reflected in other income and higher sales.  The decrease in the effective tax rate was primarily due to the reinstatement of the U.S. research and experimentation tax credit and our election in the third quarter of fiscal 2013 to permanently reinvest the earnings of our subsidiaries in Japan and South Korea.

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

index

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances.  While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded.  In fiscal 2012, we recorded $3.7 million in bad debt expense for Elpida Memory, Inc. (Elpida), a significant customer in Japan that filed for bankruptcy protection in February 2012.  Pursuant to its approved bankruptcy plan, Elpida will pay us approximately 17% of the balance owed over a period of seven years.  Consequently, we charged off approximately 83% of the Elpida accounts receivable balance against the related allowance for doubtful accounts during the fourth quarter of fiscal 2013.    We will continue to monitor the financial solvency of all of our customers and, if global economic conditions weaken, we may have to record additional increases to our allowance for doubtful accounts.  As of September 30, 2013, our allowance for doubtful accounts represented 2.7% of gross accounts receivable.  If we had increased our estimate of bad debts to 3.7% of gross accounts receivable, our general and administrative expenses would have increased by $0.5 million.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability may be required.  As of September 30, 2013, our warranty reserve represented 0.3% of the current quarter revenue.  If we had increased our warranty reserve estimate to 1.3% of the current quarter revenue, our cost of goods sold would have increased by $1.2 million.

INVENTORY VALUATION

We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable.  An inventory reserve is maintained based upon a historical percentage of actual inventories written off applied against the inventory value at the end of the period, adjusted for known conditions and circumstances.  We exercise judgment in estimating the amount of inventory that is obsolete.  Should actual product marketability and fitness for use be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required.  If we had increased our reserve for obsolete inventory at September 30, 2013 by 10%, our cost of goods sold would have increased by $0.2 million.

VALUATION AND CLASSIFICATION OF AUCTION RATE SECURITIES

As of September 30, 2013, we owned two auction rate securities (ARS) with an estimated fair value of $8.0 million ($8.2 million par value) which are classified as other long-term assets on our Consolidated Balance Sheet.  In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.  Historically, these periodic auctions provided a liquid market for these securities.  Beginning in 2008, general uncertainties in the global credit markets reduced liquidity in the ARS market, and this illiquidity continues.

index

As discussed in Notes 3 and 7 of the Notes to the Consolidated Financial Statements, we have recorded a temporary impairment of $0.2 million, net of tax, in the value of one of our ARS in other comprehensive income.  The calculation of fair value and the balance sheet classification for our ARS requires critical judgments and estimates by management, including an appropriate discount rate and the probabilities that a security may be monetized through a future successful auction, of a refinancing of the underlying debt, of a default in payment by the issuer, and of payments not being made by the bond insurance carrier in the event of default by the issuer.  An other-than-temporary impairment must be recorded when a credit loss exists; that is when the present value of the expected cash flows from a debt security is less than the amortized cost basis of the security.  We performed two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, and we applied a risk factor to reflect current liquidity issues in the ARS market.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.  We also considered the probability of default in payment by the issuer of the securities, the strength of the insurance backing and the probability of failure by the insurance carrier in the case of default by the issuer of the securities.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered these developments, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  We do not intend to sell the securities at a loss and we believe we will not be required to sell the securities at a loss in the future.  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if the issuing municipalities are unable to pay their debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, we may not be able to monetize our securities in the near term and may be required to further adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

We assess the recoverability of the carrying value of long-lived assets, including finite lived intangible assets, whenever events or changes in circumstances indicate that the assets may be impaired.  We must exercise judgment in assessing whether an event of impairment has occurred.  For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We must exercise judgment in this grouping.  If the sum of the undiscounted future cash flows expected to result from the identified asset group is less than the carrying value of the asset group, an impairment provision may be required.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset group from the net book value of the asset group.  Determining future cash flows and estimating fair values require significant judgment and are highly susceptible to change from period to period because they require management to make assumptions about future sales and cost of sales generally over a long-term period.  As a result of assessments performed during fiscal 2013, we recorded $0.2 million in impairment expense.  In fiscal 2012, we recorded impairment expense of $1.0 million, primarily related to the decision to write-off certain operational assets at one of our foreign locations.  In fiscal 2011, we recorded $0.2 million in impairment expense.

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

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows related to acquired developed technologies and patents and assumptions about the period of time the technologies will continue to be used in the Company's product portfolio; expected costs to develop the IPR&D into commercially viable products and estimated cash flows from the products when completed; and discount rates.  Management's estimates of value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may cause actual realized values to be different from management's estimates.

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

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We had three reporting units to which we allocated goodwill and intangible assets as of September 30, 2013, the date of our annual impairment test.  Initially, our Company had only one reporting unit and we identified associated goodwill and intangible assets under one reporting unit at that time.  Other amounts of goodwill and intangible assets have been attributed to acquired businesses at the time of acquisition through the use of independent appraisal firms.

Prior to fiscal 2011, we determined the fair value of our reporting units using a discounted cash flow analysis ("step one" analysis) of our projected future results.  Effective September 30, 2011, we adopted new accounting pronouncements related to our goodwill impairment analysis.  The new accounting guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount ("step zero" analysis).  In fiscal 2012 and 2011, we used this new guidance in our annual impairment analysis for goodwill because our cash flows for all of our reporting units continued to show positive trends.  We periodically refresh our step one analysis, so, in fiscal 2013, we used the step one analysis to determine the fair value of our reporting units.

index

Prior to fiscal 2012, the recoverability of indefinite-lived intangible assets was measured using the royalty savings method.  Effective September 30, 2012, we adopted new accounting pronouncements related to our indefinite-lived intangible assets impairment review.  The new accounting guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset unit is less than its carrying amount.  In fiscal 2012, we used this new guidance in our annual impairment review.  We periodically update our future business projections.  Consequently, in fiscal 2013, we again used the royalty savings method to determine the recoverability of indefinite-lived intangible assets.

Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.  As a result of the review performed in the fourth quarter of fiscal 2013, we determined that there was no impairment of our goodwill and intangible assets as of September 30, 2013.

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

ACCOUNTING FOR INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal 2012 and 2011, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriating the earnings to the U.S.  In fiscal 2013, we elected to permanently reinvest the earnings of all of our foreign subsidiaries.  See the section titled "Liquidity and Capital Resources" in this MD&A and Note 15 of the Notes to the Consolidated Financial Statements for additional information on income taxes and permanent reinvestment.

COMMITMENTS AND CONTINGENCIES

We have entered into certain unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers.  We review our agreements on a quarterly basis and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.  In addition, we are subject to the possibility of various loss contingencies arising in the ordinary course of business, such as a legal proceeding or claim.  An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

index

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

	Year Ended September 30,
	2013	2012	2011

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	51.0	52.3	51.9
Gross profit	49.0	47.7	48.1

Research, development and technical	14.2	13.7	13.1
Selling and marketing	6.5	6.9	6.7
General and administrative	10.7	11.6	10.3
Operating income	17.6	15.5	18.0
Interest expense	0.8	0.5	0.0
Other income (expense), net	0.3	(0.3)	(0.3)
Income before income taxes	17.1	14.7	17.7
Provision for income taxes	5.2	5.2	6.1

Net income	11.9%	9.5%	11.6%

The results of operations for the fiscal year ended September 30, 2013 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  These adjustments included the correction of a foreign deferred tax asset recorded in the first quarter of fiscal 2013 and the correction of additional historical tax accounting recorded in the fourth quarter of fiscal 2013.  The correction of the foreign tax asset related to the reversal of a $1.7 million deferred tax asset for cumulative net operating losses (NOLs) associated with our facility in South Korea since its opening in 2011, as these NOLs are expected to be consumed during periods a tax holiday is in effect.  Additional tax accounting corrections resulted in a reduction of income tax expense of $0.4 million and adjustments to the Consolidated Balance Sheet including: an increase of $0.8 million in deferred tax assets; an increase of $0.8 million in additional paid-in capital; a decrease of $0.3 million in income taxes payable; and a decrease of $0.1 million in deferred tax liabilities.  Collectively, these adjustments reduced net income for fiscal 2013 by $1.3 million and diluted earnings per share for the same period by approximately $0.05.

YEAR ENDED SEPTEMBER 30, 2013, VERSUS YEAR ENDED SEPTEMBER 30, 2012

REVENUE

Revenue was $433.1 million in fiscal 2013, which represented an increase of 1.3%, or $5.5 million, from fiscal 2012.  The increase in revenue was primarily due to an $11.8 million increase from a higher-priced product mix, partially offset by a $5.9 million decrease due to the effect of foreign exchange rate changes, primarily due to the weakening of the Japanese yen.  We saw increases in sales of our slurries for polishing aluminum and in our dielectrics slurry product line, partially offset by decreases in revenue in our tungsten slurry, ESF and polishing pads product lines.  Similar to fiscal 2012, we saw a strengthening of demand in the second half of fiscal 2013 after a period of softer demand during the first half of the fiscal year.  We continue to be cautious regarding future demand trends due to uncertainty within the semiconductor industry, compounded by continued macroeconomic uncertainty.

index

COST OF GOODS SOLD

Total cost of goods sold was $221.0 million in fiscal 2013, which represented a decrease of 1.2%, or $2.6 million, from fiscal 2012.  The decrease in cost of goods sold was primarily due to a $7.1 million decrease due to the effects of foreign exchange rate changes, primarily due to the weakening of the Japanese yen, a $4.7 million decrease in variable manufacturing costs and $3.2 million in lower fixed manufacturing costs.  These decreases in cost of goods sold were partially offset by a $13.7 million increase due to a higher-cost product mix.

Engineered abrasive particles are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more information about our supply contracts, see "Tabular Disclosure of Contractual Obligations" included in Item 7 of Part II of this Form 10-K.

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties.  Future arrangements may result in costs which are different from those in the existing agreements.  For example, we currently expect higher cost of goods sold on a transitional basis associated with a new contract with an existing supplier.  In addition, a number of factors could impact the future cost of raw materials, packaging, freight and labor.  We also expect to continue to invest in our supply chain to improve product quality, reduce variability and improve our manufacturing product yields.

GROSS PROFIT

Our gross profit as a percentage of revenue was 49.0% in fiscal 2013 as compared to 47.7% for fiscal 2012, and was above our full year guidance range of 46% to 48%.  The increase in gross profit as a percentage of revenue was primarily due to the favorable impact of the weaker Japanese yen and lower fixed manufacturing costs.  We expect our gross profit percentage for full fiscal year 2014 to be in the range of 48% to 50%.  However, we may experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity, foreign exchange fluctuations and changes in our product mix, which may cause our quarterly gross profit to be above or below this range.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $61.4 million in fiscal 2013, which represented an increase of 4.7%, or $2.7 million, from fiscal 2012.  The increase was primarily due to $4.9 million in higher staffing-related costs, including costs associated with our AIP, partially offset by $1.7 million lower depreciation expense and $0.3 million in lower product sample costs.

Our research, development and technical efforts are focused on the following main areas:

·	Research related to fundamental CMP technology;
·	Development and formulation of new and enhanced CMP consumable products, including collaboration on joint development projects with key customers;
·	Process development to support rapid and effective commercialization of new products;
·	Technical support of CMP products in our customers' development and manufacturing facilities; and,
·	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

index

SELLING AND MARKETING

Selling and marketing expenses were $28.0 million in fiscal 2013, which represented a decrease of 5.2%, or $1.5 million, from fiscal 2012.  The decrease was primarily due to $0.8 million in lower travel-related costs and $0.2 million in lower staffing-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $46.3 million in fiscal 2013, which represented a decrease of 6.2%, or $3.1 million, from fiscal 2012.  The decrease was primarily due to the absence of $3.7 million in bad debt expense related to a customer bankruptcy recorded in the second quarter of fiscal 2012, and $2.7 million in lower professional fees, including the absence of fees we incurred in fiscal 2012 associated with our leveraged recapitalization with a special cash dividend.  These decreases were partially offset by $3.4 million in higher staffing-related costs, including costs associated with our AIP.

INTEREST EXPENSE

Interest expense was $3.6 million in fiscal 2013, which represented an increase of $1.3 million from fiscal 2012.  The increase was due to a full year of interest expense in fiscal 2013 recorded on the term loan we entered into in fiscal 2012 to partially fund the special cash dividend we paid in fiscal 2012, compared to seven months of interest expense in fiscal 2012.

OTHER INCOME (EXPENSE), NET

Other income was $1.4 million in fiscal 2013 compared to other expense of $1.3 million in fiscal 2012.  The increase in other income was due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, primarily related to the weakening of the Japanese yen against the U.S. dollar.  The increase in other income is net of gains and losses incurred on forward foreign exchange contracts discussed in Note 10 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 30.8% in fiscal 2013 compared to 35.1% in fiscal 2012.  The decrease in the effective tax rate was primarily due to the reinstatement of the U.S. research and experimentation tax credit, retroactively effective January 1, 2012, as the American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, and a $1.8 million decrease in income tax expense related to our election to permanently reinvest the earnings of our subsidiaries in Japan and South Korea.  We recorded approximately $0.9 million in discrete income tax benefits related to fiscal 2012 research and experimentation expenses in the second quarter of fiscal 2013 and we recorded $1.5 million in tax benefits for full fiscal year 2013, subject to actual qualified research and development spending as defined by the law.  These decreases in our effective tax rate during fiscal 2013 were partially offset by the recognition of a $1.7 million foreign tax adjustment related to net operating losses associated with our facility in South Korea, as discussed above at the beginning of the "Results of Operations" section of this MD&A, and the recognition of a $1.0 million valuation allowance on a deferred tax asset related to a past equity investment in an entity that was legally dissolved during the quarter ended March 31, 2013.  As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, our income tax provision in fiscal 2012 included various non-material adjustments to correct prior period amounts, which resulted in additional income tax expense of $1.0 million.

NET INCOME

Net income was $51.4 million in fiscal 2013, which represented an increase of 25.9%, or $10.6 million, from fiscal 2012.  The increase was primarily due to a higher gross profit percentage, a lower effective tax rate, the favorable impact of the weaker Japanese yen reflected in other income and higher sales.

index

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

COST OF GOODS SOLD

Total cost of goods sold was $223.6 million in fiscal 2012, which represented a decrease of 3.3%, or $7.7 million, from fiscal 2011.  The decrease in cost of goods sold was primarily due to $15.2 million from decreased sales volume, an $8.4 million decrease due to higher manufacturing yields, and a $1.9 million decrease due to lower logistics costs.  These decreases in cost of goods sold were partially offset by a $11.5 million increase due to a higher-cost product mix, a $4.4 million increase due to higher fixed manufacturing costs, including costs at our facility in South Korea, and a $1.5 million increase due to the effect of foreign exchange rate changes.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.7% in fiscal 2012 as compared to 48.1% for fiscal 2011.  The decrease in gross profit as a percentage of revenue was primarily due to higher fixed manufacturing costs, pricing impacts and decreased sales and production volumes, partially offset by lower variable manufacturing costs and higher manufacturing yields.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $58.6 million in fiscal 2012, which represented an increase of 1.0%, or $0.6 million, from fiscal 2011.  The increase was primarily due to $1.5 million in higher expenses for research and development materials and $0.5 million in higher sample costs, partially offset by $1.6 million in lower staffing-related costs, including costs related to our AIP.

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

index

INTEREST EXPENSE

Interest expense was $2.3 million in fiscal 2012, which represented an increase of $2.2 million from fiscal 2011.  The increase was due to interest expense recorded on the term loan, as discussed in Note 9 of the Notes to the Consolidated Financial Statements, which was used to partially fund the special cash dividend we paid in fiscal 2012.

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

PROVISION FOR INCOME TAXES

Our effective income tax rate was 35.1% in fiscal 2012 compared to 34.5% in fiscal 2011.  The increase in the effective tax rate was primarily due the expiration of the U.S. research and experimentation tax credit effective December 31, 2011, decreased income in certain foreign subsidiaries where we have elected to permanently reinvest earnings, which are taxed at lower rates than in the U.S., and certain adjustments made to prior year tax estimates.  These increases were partially offset by decreased tax effects on share-based compensation and the decreased taxable executive compensation in excess of limits defined in section 162(m) of the Internal Revenue Code.  As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, our income tax provision in fiscal 2012 included various non-material adjustments to correct prior period amounts, which resulted in additional income tax expense of $1.0 million.  As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, our income tax provision in fiscal 2011 included adjustments to correct prior period amounts, including $0.7 million in tax expense related to executive compensation in fiscal 2008 through 2010 for which a previous tax benefit should not have been recorded, and the reversal of a $0.5 million deferred tax asset related to certain share-based compensation expense.

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

LIQUIDITY AND CAPITAL RESOURCES

As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, we completed a leveraged recapitalization during our fiscal quarter ended March 31, 2012.  In conjunction with this recapitalization, we declared and paid a special cash dividend of $15 per share, or $347.1 million in aggregate.  We funded the dividend with $175.0 million from our Term Loan and $172.1 million of existing Company cash balances.

We had cash flows from operating activities of $85.5 million in fiscal 2013, $66.4 million in fiscal 2012 and $93.6 million in fiscal 2011.  Our cash provided by operating activities in fiscal 2013 represented $84.6 million in net income plus non-cash items and a $0.9 million increase in cash flow due to a net decrease in working capital.  The increase in cash from operations in fiscal 2013 from fiscal 2012 was primarily due to increased net income and decreases in working capital amounts associated with lower inventories and higher accrued liabilities.  The decrease in inventories was primarily due to raw material purchases made in the fourth quarter of fiscal 2012 associated with a new supply agreement with an existing supplier, which did not repeat in fiscal 2013.  The increase in accrued liabilities was primarily due to increased accruals for compensation, including costs associated with our AIP.

index

We used $14.6 million in investing activities in fiscal 2013 representing purchases of property, plant and equipment.  We used $19.7 million in investing activities in fiscal 2012 of which $19.6 million represented purchases of property, plant and equipment.  Capital expenditures in fiscal 2012 included the completion of payment for the fiscal 2011 construction of our facility in South Korea.  We used $28.2 million in investing activities in fiscal 2011 of which $28.1 million was for purchases of property, plant and equipment.  Capital expenditures in fiscal 2011 included the majority of costs associated with the construction of our facility in South Korea and capacity expansions of our Japan and Singapore facilities, net of the amounts that remained in accounts payable and accrued expenses at the end of the fiscal year.  We estimate that our total capital expenditures in fiscal 2014 will be approximately $15 million.

In fiscal 2013, cash flows used in financing activities were $20.2 million.  We used $40.0 million to repurchase common stock under our share repurchase program and $1.3 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under our EIP and OIP.  We also used $10.9 million to repay long-term debt.  We received $30.9 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), and we received $1.1 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP and OIP.  In fiscal 2012, cash flows used in financing activities were $171.7 million.  We used $347.1 million to fund the special cash dividend paid in the quarter ended March 31, 2012, $33.0 million to repurchase common stock under our share repurchase program, $2.2 million to repay long-term debt and $1.5 million to repurchase common stock pursuant to the terms of our EIP and our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under our EIP and OIP.  We received $175.0 million from the drawdown of our Term Loan, $36.5 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to employees under our ESPP, and we received $0.6 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.  In fiscal 2011, cash flows used in financing activities were $17.9 million.  We used $54.1 million to repurchase common stock under our share repurchase program, $1.4 million to repurchase common stock pursuant to the terms of our EIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under the EIP, and we made $1.3 million in principal payments under capital lease obligations.  These cash outflows were partially offset by $38.1 million received from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to employees under our ESPP.  In addition, we received $0.8 million in tax benefits related to stock options exercised and vesting of restricted stock awarded under our EIP.

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In conjunction with our capital management initiative that we announced in December 2011, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  We repurchased 1,144,836 shares for $40.0 million in fiscal 2013, 929,407 shares for $33.0 million in fiscal 2012, and 671,100 shares for $29.1 million in fiscal 2011 under this expanded program.  As of September 30, 2013, $90.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  We repurchased 564,568 shares for $25.0 million during fiscal 2011 under a prior share repurchase program, which was completed during the fiscal quarter ended March 31, 2011.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

index

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  The Credit Agreement provides us an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  The Term Loan was drawn on February 27, 2012 and the Revolving Credit Facility remains undrawn.  In connection with the Credit Agreement, we terminated our previously existing $50.0 million unsecured revolving credit facility.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 2.75 to 1.00 through June 30, 2014 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio decreases to 2.50 to 1.00 from July 1, 2014 through the termination of the Credit Agreement.  As of September 30, 2013, our consolidated leverage ratio was 1.47 to 1.00 and our consolidated fixed charge coverage ratio was 4.90 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.

As of September 30, 2013, we had $226.0 million of cash and cash equivalents, $46.0 million of which was held in foreign subsidiaries in Japan, Singapore, South Korea and Taiwan where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2013 and 2012, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$161.9	$10.9	$37.2	$113.8	$-
Interest expense and fees on long-term debt	9.4	3.4	5.2	0.8	-
Purchase obligations	131.4	55.3	67.3	8.5	0.3
Operating leases	8.1	2.9	3.3	1.4	0.5
Other long-term liabilities *	7.4	-	-	-	7.4
Total contractual obligations	$318.2	$72.5	$113.0	$124.5	$8.2

* We have excluded $1.6 million in deferred tax liabilities from the other long-term liability amounts presented as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.

index

INTEREST EXPENSE AND FEES ON LONG-TERM DEBT

Interest payments on long-term debt reflect LIBOR-based floating rates in effect at September 30, 2013.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our long-term debt.

PURCHASE OBLIGATIONS

We have entered into multi-year supply agreements with Cabot Corporation, our former parent company which is not a related party, for the purchase of certain fumed metal oxides.  Prior to January 1, 2013, we were generally obligated to purchase fumed silica for at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchase less than these amounts.  This agreement expired December 31, 2012.  We entered into a new fumed silica supply agreement with Cabot Corporation that became effective as of January 1, 2013 with an initial term of four years.  This new agreement has revised pricing and requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities each year of the new contract.  We also operated under a fumed alumina supply agreement with Cabot Corporation, which expired in April 2013, under which we were obligated to pay certain fixed, capital and variable costs, and had certain take-or-pay obligations.  We did not pay any shortfall under this agreement.  Purchase obligations include an aggregate amount of $110.6 million of contractual commitments related to our Cabot Corporation agreement for fumed silica.

OPERATING LEASES

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years of their respective commencement dates and may be renewed by us.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2013 consist of liabilities related to our Japan retirement allowance, which represents approximately $4.7 million, our liability for future payments to be made under our Cabot Microelectronics Supplemental Employee Retirement Plan and our liability for uncertain tax positions.

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

The significant weakening of the Japanese yen against the U.S. dollar in fiscal 2013 has favorably impacted our gross profit percentage and other income (expense) on our Consolidated Statement of Income and has significantly impacted accumulated other comprehensive income on our Consolidated Balance Sheet.  The weakening of the yen accounted for an approximate 100 basis point increase in our gross profit percentage for fiscal 2013 compared to fiscal 2012, as currently our yen-denominated cost of goods sold is greater than our yen-denominated revenue.  To a lesser extent, we have also seen a favorable foreign exchange impact on our yen-denominated operating expenses.  Other income has been positively impacted based on the settlement or remeasurement of receivables and payables, including intercompany loans, net of the gains and losses incurred on forward foreign exchange contracts used to hedge the yen exposure.  During the fiscal year ended September 30, 2013, we recorded $13.0 million in currency translation losses, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities transacted in yen when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical additional 10% adverse movement in foreign exchange rates.  As of September 30, 2013, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At September 30, 2013, we have $161.9 million in long-term debt at variable interest rates.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.4 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At September 30, 2013, we owned two auction rate securities (ARS) with a total estimated fair value of $8.0 million ($8.2 million par value) which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see  "Critical Accounting Policies and Estimates" in MD&A in Part II, Item 7, and Notes 3 and 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, IL
November 20, 2013

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2013	2012	2011

Revenue	$433,131	$427,657	$445,442

Cost of goods sold	221,015	223,630	231,336

Gross profit	212,116	204,027	214,106

Operating expenses:
Research, development and technical	61,373	58,642	58,035
Selling and marketing	27,985	29,516	29,758
General and administrative	46,287	49,345	45,928
Total operating expenses	135,645	137,503	133,721

Operating income	76,471	66,524	80,385

Interest expense	3,643	2,309	155

Other income (expense), net	1,392	(1,344)	(1,318)
Income before income taxes	74,220	62,871	78,912

Provision for income taxes	22,835	22,045	27,250

Net income	$51,385	$40,826	$51,662

Basic earnings per share	$2.22	$1.81	$2.26

Weighted-average basic shares outstanding	22,924	22,506	22,896

Diluted earnings per share	$2.14	$1.75	$2.20

Weighted-average diluted shares outstanding	23,760	23,280	23,435

Dividends per share	$-	$15.00	$-

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2013	2012	2011

Net income	$51,385	$40,826	$51,662

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(13,037)	6,876	5,490
Minimum pension liability adjustment	7	(537)	99

Other comprehensive income (loss), net of tax	(13,030)	6,339	5,589

Comprehensive income	$38,355	$47,165	$57,251

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$226,029	$178,459
Accounts receivable, less allowance for doubtful accounts of $1,532 at September 30, 2013, and $4,757 at September 30, 2012	54,640	53,506
Inventories	63,786	66,472
Prepaid expenses and other current assets	13,598	12,608
Deferred income taxes	7,659	6,843
Total current assets	365,712	317,888

Property, plant and equipment, net	111,985	125,020
Goodwill	44,306	44,620
Other intangible assets, net	9,785	12,473
Deferred income taxes	10,291	5,879
Other long-term assets	12,427	11,945
Total assets	$554,506	$517,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,663	$19,542
Current portion of long-term debt	10,938	10,937
Capital lease obligations	-	2
Accrued expenses, income taxes payable and other current liabilities	39,899	32,738
Total current liabilities	67,500	63,219

Long-term debt, net of current portion	150,937	161,875
Deferred income taxes	1,559	2,017
Capital lease obligations, net of current portion	-	19
Other long-term liabilities	7,433	7,104
Total liabilities	227,429	234,234

Commitments and contingencies (Note 16)

Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 30,213,577 shares at September 30, 2013, and 28,864,527 shares at September 30, 2012	30	29
Capital in excess of par value of common stock	376,206	329,782
Retained earnings	180,826	129,441
Accumulated other comprehensive income	17,436	30,466
Treasury stock at cost, 6,866,675 shares at September 30, 2013, and 5,682,288 shares at September 30, 2012	(247,421)	(206,127)
Total stockholders' equity	327,077	283,591

Total liabilities and stockholders' equity	$554,506	$517,825

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$51,385	$40,826	$51,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,457	23,545	23,992
Provision for doubtful accounts	173	3,771	(18)
Share-based compensation expense	13,350	13,306	12,646
Deferred income tax expense (benefit)	(3,118)	(3,523)	4,934
Non-cash foreign exchange (gain)/loss	3,832	748	(212)
Loss on disposal of property, plant and equipment	551	247	140
Impairment of property, plant and equipment	160	968	198
Other	(2,175)	(925)	(723)
Changes in operating assets and liabilities:
Accounts receivable	(5,936)	(4,622)	6,623
Inventories	(1,683)	(10,228)	(2,816)
Prepaid expenses and other assets	(2,087)	432	(658)
Accounts payable	(1,359)	2,026	(1,021)
Accrued expenses, income taxes payable and other liabilities	11,933	(164)	(1,181)
Net cash provided by operating activities	85,483	66,407	93,566

Cash flows from investing activities:
Additions to property, plant and equipment	(14,633)	(19,586)	(28,052)
Proceeds from the sale of property, plant and equipment	20	8	41
Purchase of intangible assets	-	(155)	(200)
Proceeds from the sale of investments	25	50	25
Net cash used in investing activities	(14,588)	(19,683)	(28,186)

Cash flows from financing activities:
Dividends paid	-	(347,140)	-
Issuance of long-term debt	-	175,000	-
Repayment of long-term debt	(10,937)	(2,188)	-
Repurchases of common stock	(41,294)	(34,537)	(55,499)
Net proceeds from issuance of stock	30,905	36,497	38,051
Tax benefits associated with share-based compensation expense	1,148	636	830
Principal payments under capital lease obligations	(21)	(11)	(1,296)
Net cash used in financing activities	(20,199)	(171,743)	(17,914)

Effect of exchange rate changes on cash	(3,126)	932	916
Increase (decrease) in cash	47,570	(124,087)	48,382
Cash and cash equivalents at beginning of year	178,459	302,546	254,164
Cash and cash equivalents at end of year	$226,029	$178,459	$302,546

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17,661	$22,701	$19,788
Cash paid for interest	$3,643	$2,336	$158

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of period	$1,232	$1,894	$6,322
Issuance of restricted stock	$5,926	$6,374	$6,774
Assets acquired under capital lease	$-	$20	$-

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

				Accumulated
		Capital		Other
	Common	In Excess	Retained	Comprehensive	Treasury
	Stock	Of Par	Earnings	Income	Stock	Total
Balance at September 30, 2010	$26	$228,103	$383,767	$18,538	$(116,091)	$514,343

Share-based compensation expense		12,646				12,646
Repurchases of common stock under share repurchase plans, at cost					(54,106)	(54,106)
Repurchases of common stock - other, at cost					(1,393)	(1,393)
Exercise of stock options	2	35,953				35,955
Issuance of Cabot Microelectronics restricted stock under deposit share plan		145				145
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		1,951				1,951
Deferred tax effect of long-term incentives		(700)				(700)
Tax deduction for the exercise of stock options granted prior to the adoption of ASC 718		262				262
Net income			51,662			51,662
Foreign currency translation adjustment				5,490		5,490
Minimum pension liability adjustment				99		99

Balance at September 30, 2011	$28	$278,360	$435,429	$24,127	$(171,590)	$566,354

Share-based compensation expense, net of compensation related to dividends on unvested restricted stock		12,980				12,980
Repurchases of common stock under share repurchase plans, at cost					(33,026)	(33,026)
Repurchases of common stock - other, at cost					(1,511)	(1,511)
Exercise of stock options	1	34,106				34,107
Issuance of Cabot Microelectronics restricted stock under deposit share plan		155				155
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,228				2,228
Dividends paid, net of expected forfeitures of unvested restricted stock			(346,814)			(346,814)
Tax deduction for the exercise of stock options granted prior to the adoption of ASC 718		498				498
Tax deduction for the dividend paid on unvested restricted stock, net of expected forfeitures		1,455				1,455
Net income			40,826			40,826
Foreign currency translation adjustment				6,876		6,876
Minimum pension liability adjustment				(537)		(537)

Balance at September 30, 2012	$29	$329,782	$129,441	$30,466	$(206,127)	$283,591

Share-based compensation expense		13,350				13,350
Repurchases of common stock under share repurchase plans, at cost					(40,000)	(40,000)
Repurchases of common stock - other, at cost					(1,294)	(1,294)
Exercise of stock options	1	28,525				28,526
Issuance of Cabot Microelectronics restricted stock under deposit share plan		154				154
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,226				2,226
Tax deduction for the exercise of stock options granted prior to the adoption of ASC 718		2,169				2,169
Net income			51,385			51,385
Foreign currency translation adjustment				(13,037)		(13,037)
Minimum pension liability adjustment				7		7

Balance at September 30, 2013	$30	$376,206	$180,826	$17,436	$(247,421)	$327,077

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

Results of Operations

The results of operations for the fiscal year ended September 30, 2013 include certain adjustments to correct prior period amounts, which we determined to be immaterial to the prior periods to which they relate.  These adjustments included the correction of a foreign deferred tax asset recorded in the first quarter of fiscal 2013 and the correction of additional historical tax accounting recorded in the fourth quarter of fiscal 2013.  The correction of the foreign tax asset related to the reversal of a $1,686 deferred tax asset for cumulative net operating losses (NOLs) associated with our facility in South Korea since its opening in fiscal year 2011, as these NOLs are expected to be consumed during periods a tax holiday is in effect.  Additional tax accounting related corrections resulted in a reduction of income tax expense of $381 and adjustments to the Consolidated Balance Sheet including: an increase of $775 in deferred tax assets; an increase of $775 in additional paid-in capital; a decrease of $299 in income taxes payable; and a decrease of $82 in deferred tax liabilities.  Collectively, these adjustments reduced net income for fiscal 2013 by $1,305 and diluted earnings per share by approximately $0.05.

The results of operations for the fiscal year ended September 30, 2012 include certain adjustments to correct prior period amounts, which we have determined to be immaterial to the current period and the prior periods to which they relate.  These adjustments included the correction of historical tax accounting related to the acquisition of Epoch Material Co., Ltd. (Epoch) in fiscal 2009 and the correction of prior period remeasurement of certain foreign cash balances into their functional currency amounts, which were recorded in the third quarter of fiscal 2012, and the correction of additional historical tax accounting recorded in the fourth quarter of fiscal 2012.  The correction of tax accounting related to the Epoch acquisition resulted in additional income tax expense of $172 in the Consolidated Statement of Income and adjustments to the Consolidated Balance Sheet including: an increase of $2,172 in cumulative translation adjustment within accumulated other comprehensive income (CTA); an increase of $1,712 in goodwill; and a decrease of $288 in deferred tax liabilities.  The correction of the historical remeasurement of certain foreign cash balances resulted in $333 of additional expense ($222, net of tax) included in other income (expense) on the Consolidated Statement of Income.  Additional tax accounting related corrections resulted in additional income tax expense of $801 and adjustments to the Consolidated Balance Sheet including: a decrease of $1,104 in deferred tax liabilities; a decrease of $64 in deferred tax assets; a decrease of $891 in income tax receivable; and an increase of $950 in CTA.  Collectively, these adjustments reduced net income for fiscal 2012 by $1,195 and diluted earnings per share by approximately $0.05.

index

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of September 30, 2013.

USE OF ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management's most difficult and subjective judgments include, but are not limited to, those estimates related to bad debt expense, warranty obligations, inventory valuation, valuation and classification of auction rate securities, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, share-based compensation, income taxes and contingencies.  We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances.  However, future events are subject to change and estimates and judgments routinely require adjustment.  Actual results may differ from these estimates under different assumptions or conditions.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider investments in all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.  Short-term investments include securities generally having maturities of 90 days to one year.  We did not own any securities that were considered short-term as of September 30, 2013 or 2012.  See Note 3 for a more detailed discussion of other financial instruments.

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

index

Accounts receivable, net of allowances for doubtful accounts, was $54,640 as of September 30, 2013 and $53,506 as of September 30, 2012.  In fiscal 2012, we recorded $3,727 in bad debt expense for Elpida Memory, Inc. (Elpida), a significant customer in Japan that filed bankruptcy protection in February 2012.  Elpida has paid the Company on a current basis for all shipments made subsequent to its bankruptcy filing, and pursuant to its bankruptcy plan, will pay us approximately 17% of the balance owed over a period of seven years.    Consequently, we charged off approximately 83% of the Elpida accounts receivable balance against the related allowance for doubtful accounts during the fourth quarter of fiscal 2013.  Amounts charged to expense are recorded in general and administrative expenses.  A portion of our receivables and the related allowance for doubtful accounts is denominated in foreign currencies, so they are subject to forein exchange fluctuations which are included in the table below under the deductions and adjustments.

Our allowance for doubtful accounts changed during the fiscal year ended September 30, 2013 as follows: Balance as of September 30, 2012	$4,757
Amounts charged to expense	173
Deductions and adjustments	(3,398)
Balance as of September 30, 2013	$1,532

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist principally of accounts receivable.  We perform ongoing credit evaluations of our customers' financial conditions and generally do not require collateral to secure accounts receivable.  Our exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry and global economy.  Prior to the Elpida bankruptcy in fiscal 2012, we had not experienced significant losses relating to accounts receivable from individual customers or groups of customers.

Customers who represented more than 10% of revenue are as follows:

	Year Ended September 30,

	2013	2012	2011

Taiwan Semiconductor Manufacturing Co. (TSMC)	21%	18%	17%
Samsung	13%	13%	10%

TSMC accounted for 16.7% and 17.1% of net accounts receivable at September 30, 2013 and 2012, respectively.  Samsung accounted for 11.8% and 12.1% of net accounts receivable at September 30, 2013 and 2012, respectively.

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

INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or market.  Finished goods and work in process inventories include material, labor and manufacturing overhead costs.  We regularly review and write down the value of inventory as required for estimated obsolescence or lack of marketability.  An inventory reserve is maintained based upon a historical percentage of actual inventories written off and applied against inventory value at the end of the period, adjusted for known conditions and circumstances.

index

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost.  Depreciation is based on the following estimated useful lives of the assets using the straight-line method:

Buildings	15-25 years
Machinery and equipment	3-10 years
Furniture and fixtures	5-10 years
Information systems	3-5 years
Assets under capital leases	Lesser of term of lease or estimated useful life

Expenditures for repairs and maintenance are charged to expense as incurred.  Expenditures for major renewals and betterments are capitalized and depreciated over the remaining useful lives.  As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.  We capitalize the costs related to the design and development of software used for internal purposes; however, these costs are not material.

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

GOODWILL AND INTANGIBLE ASSETS

We amortize intangible assets with finite lives over their estimated useful lives, which range from one to ten and one half  years.  Intangible assets with finite lives are reviewed for impairment using a process similar to that used to evaluate other long-lived assets.  Goodwill and indefinite lived intangible assets are not amortized and are tested annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment, referred to as a component.  A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We had three reporting units to which we allocated goodwill and intangible assets as of September 30, 2013.  Goodwill impairment testing requires a comparison of the fair value of each reporting unit to the carrying value.  If the carrying value exceeds fair value, goodwill is considered impaired.  The amount of the impairment is the difference between the carrying value of goodwill and the "implied" fair value.  The fair value of the reporting unit may be determined using a discounted cash flow analysis of our projected future results.  An entity has the option to assess qualitative factors to determine if the two-step impairment test must be performed.  We elected to perform a discounted cash flow analysis in fiscal 2013 when we performed our annual impairment review of goodwill.  An entity also has the option to assess qualitative factors in its impairment review of indefinite-lived intangible assets.  However, we elected to use the royalty savings method in fiscal 2013 when we performed our impairment review of our indefinite-lived intangible assets.  We determined that goodwill and other intangible assets were not impaired as of September 30, 2013.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements.  The warranty reserve is based upon a historical product return rate, adjusted for any specific known conditions or circumstances.  Adjustments to the warranty reserve are recorded in cost of goods sold.

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

FOREIGN EXCHANGE MANAGEMENT

We transact business in various foreign currencies, primarily the Japanese yen, the New Taiwan dollar and Korean won.  Our exposure to foreign currency exchange risks has not been significant because a large portion of our business is denominated in U.S. dollars.  However, there was a significant weakening of the Japanese yen against the U.S. dollar during fiscal 2013, which had some positive impact on our results of operations.  Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting under the accounting rules for derivative instruments.  See Note 10 for a more detailed discussion of derivative financial instruments.

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

We also maintain intercompany loan agreements between some of our wholly-owned foreign subsidiaries, including from Cabot Microelectronics Singapore Pte. Ltd. and Epoch Material Co., Ltd. in Taiwan to Hanguk Cabot Microelectronics, LLC in South Korea.  These loans have provided funds for the construction and operation of our research, development and manufacturing facility in South Korea.  These loans are also considered foreign currency transactions and are accounted for in the same manner as our intercompany loans to the K.K.

PURCHASE COMMITMENTS

We have entered into unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers.  We review our agreements and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.

REVENUE RECOGNITION

Revenue from CMP consumable products is recognized when title is transferred to the customer, assuming all revenue recognition criteria are met.  Title transfer generally occurs upon shipment to the customer or when inventory held on consignment is consumed by the customer, subject to the terms and conditions of the particular customer arrangement.  We have consignment agreements with a number of our customers that require, at a minimum, monthly consumption reports that enable us to record revenue and inventory usage in the appropriate period.

We market our products through distributors in a few areas of the world.  We recognize revenue upon shipment and when title is transferred to the distributor.  We do not have any arrangements with distributors that include payment terms, rights of return, or rights of exchange outside the normal course of business, or any other significant matters that we believe would impact the timing of revenue recognition.

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

INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal 2012 and 2011, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriating the earnings to the U.S.  In fiscal 2013, we elected to permanently reinvest the earnings of all of our foreign subsidiaries.  See Note 15 for additional information on income taxes.

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

index

EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of unvested restricted stock awards with a right to receive non-forfeitable dividends, which are considered participating securities as prescribed by the two class method under ASC Topic 260, Earnings Per Share (ASC 260).  Diluted EPS is calculated in a similar manner, but the weighted-average number of common shares outstanding during the period is increased to include the weighted-average dilutive effect of "in-the-money" stock options and unvested restricted stock shares using the treasury stock method.

COMPREHENSIVE INCOME

Comprehensive income primarily differs from net income due to foreign currency translation adjustments.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) – Presentation of Comprehensive Income" (ASU 2011-05).  The provisions of ASU 2011-05 require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  If two separate statements are presented, the statement of other comprehensive income should immediately follow the statement of net income.  ASU 2011-05 became effective for us in the quarter ended December 31, 2012.  The adoption of ASU 2011-05 changed the way we present comprehensive income as we now present comprehensive income in a separate statement immediately following the statement of net income rather than the prior annual presentation of comprehensive income within the statement of equity and quarterly presentation of comprehensive income within the footnotes to the financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02).  The provisions of ASU 2013-02 require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  An entity is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified by the respective line items of net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts not required by U.S. GAAP to be reclassified to net income in their entirety, an entity is required to cross reference to other disclosures required under U.S. GAAP.  ASU 2013-02 became effective for us in the quarter ended March 31, 2013.  The adoption of ASU 2013-02 had no material impact on our financial statements as we did not have any material reclassification adjustments out of accumulated other comprehensive income.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11).  The provisions of ASU 2013-11 require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when the related deferred tax asset is available to be utilized.  ASU 2013-11 is effective for us beginning October 1, 2014.  We do not expect the adoption of ASU 2013-11 will have a material impact on our financial statements.

index

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

The following tables present financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at September 30, 2013 and 2012.  See Note 9 for a detailed discussion of our long-term debt.  We have chosen to not measure any of our other financial instruments at fair value as we believe their carrying value approximates their fair value.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

September 30, 2013	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$226,029	$-	$-	$226,029
Auction rate securities (ARS)	-	-	7,966	7,966
Other long-term investments	1,375	-	-	1,375
Total	$227,404	$-	$7,966	$235,370

September 30, 2012	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$178,459	$-	$-	$178,459
Auction rate securities (ARS)	-	-	7,991	7,991
Other long-term investments	1,082	-	-	1,082
Total	$179,541	$-	$7,991	$187,532

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP has been deemed a nonqualified plan.  Consequently, the Company owns the assets and the related liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset and long-term liability were adjusted to $1,375 in the fourth quarter of fiscal 2013 to reflect their fair value as of September 30, 2013.

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at September 30, 2013 and 2012.  Our ARS investments at September 30, 2013 consisted of two tax exempt municipal debt securities with a total par value of $8,200.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were generally issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, the ARS are credit enhanced with bond insurance and currently carry a credit rating of AA- by Standard and Poors.

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

The following table presents a reconciliation of the activity in fiscal 2013 for fair value measurements using level 3 inputs:

Balance as of September 30, 2012	$7,991
Sales of ARS	(25)
Balance as of September 30, 2013	$7,966

Based on our fair value assessment, we determined that one ARS continues to be impaired as of September 30, 2013.  This security has a fair value of $3,016 (par value $3,250).  We assessed the impairment in accordance with the applicable standards and determined that the impairment was due to the lack of liquidity in the ARS market rather than to credit risk.  We have maintained the $234 temporary impairment that we previously recorded.  We believe that this ARS is not permanently impaired because in the event of default in payment by the issuer, we expect the insurance provider would pay interest and principal following the original repayment schedule, we successfully monetized at par value $25 of this security during our fiscal quarter ended March 31, 2013 and we do not intend to sell the security nor do we believe we will be required to sell the security before the value recovers, which may be at maturity.  We determined that the fair value of the other ARS was not impaired as of September 30, 2013.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  We considered these developments, in light of the continued insurance backing, and have concluded the impairment we have maintained remains adequate and temporary.  See Note 7 for more information on these investments.

4.  INVENTORIES

Inventories consisted of the following:

	September 30,
	2013	2012

Raw materials	$38,004	$34,591
Work in process	5,001	6,333
Finished goods	20,781	25,548
Total	$63,786	$66,472

The increase in our raw materials balance at September 30, 2013 was primarily due to raw material purchases associated with a new supply agreement with an existing supplier.  The decrease in our finished goods balance at September 30, 2013 was primarily due to the increase is sales we experienced during the fourth quarter of fiscal 2013.

index

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2013	2012

Land	$18,914	$21,566
Buildings	97,542	101,627
Machinery and equipment	175,406	181,117
Furniture and fixtures	6,234	6,417
Information systems	26,208	25,346
Capital leases	-	66
Construction in progress	5,072	4,890
Total property, plant and equipment	329,376	341,029
Less: accumulated depreciation and amortization of assets under capital leases	(217,391)	(216,009)
Net property, plant and equipment	$111,985	$125,020

Depreciation expense, including amortization of assets recorded under capital leases, was $17,835, $20,863 and $21,271 for the years ended September 30, 2013, 2012 and 2011, respectively.

In fiscal 2012, we recorded $968 in impairment expense primarily related to the decision to write-off certain operational assets at one of our foreign locations in accordance with the applicable accounting standards for the impairment and disposal of long-lived assets.  Of this amount, $842 and $126 was included in cost of goods sold and selling and marketing expense, respectively.  Impairment expense for fiscal 2013 and 2011 was not material.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $44,306 and $44,620 as of September 30, 2013 and 2012, respectively.  The decrease in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	September 30, 2013		September 30, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,362	$5,853	$8,387	$4,902
Acquired patents and licenses	8,270	7,196	8,270	6,775
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	12,496	7,484	12,586	6,283

Total other intangible assets subject to amortization	31,678	23,083	31,793	20,510

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,868	$23,083	$32,983	$20,510

* Total other intangible assets not subject to amortization primarily consist of trade names.

index

In fiscal 2013, other intangible assets decreased by $115 due to foreign exchange fluctuations of the New Taiwan dollar.  In fiscal 2012, we acquired $155 in other intangible assets, and other intangible assets increased by $553 due to foreign exchange fluctuations of the New Taiwan dollar.
.

Amortization expense was $2,622, $2,682 and $2,720 for fiscal 2013, 2012 and 2011, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense

2014	$2,497
2015	2,429
2016	2,009
2017	1,177
2018	466

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  Prior to fiscal 2011, we determined the fair value of our reporting units using a discounted cash flow analysis ("step one") of our projected future results.  Effective September 30, 2011, we adopted new accounting pronouncements related to our goodwill impairment analysis.  The new accounting guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount ("step zero" assessment).  In fiscal 2012 and 2011, we used this guidance in our annual impairment analysis for goodwill.  In fiscal 2012, we adopted new accounting pronouncements related to our impairment review of indefinite-lived intangible assets, which allows a qualitative assessment of factors used in the impairment review.  We chose to refresh our step one analysis in fiscal 2013 for both goodwill impairment and for indefinite-lived intangible asset impairment.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact our assumptions may result in future impairment charges.  As a result of the review performed in the fourth quarter of fiscal 2013, we determined that there was no impairment of our goodwill and intangible assets as of September 30, 2013.

7.  OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	September 30,
	2013	2012

Auction rate securities	$7,966	$7,991
Other long-term assets	3,086	2,872
Other long-term investments	1,375	1,082
Total	$12,427	$11,945

index

As discussed in Note 3 of this Form 10-K, the two ARS that we owned as of September 30, 2013 are classified as long-term investments.  The securities are credit enhanced with bond insurance to an AA- credit rating and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle, which for us is generally one year.  We maintain a $234 pretax reduction ($151 net of tax) in fair value on one of the ARS that we first recognized in fiscal 2008.  We continue to believe this decline in fair value is temporary based on: (1) the nature of the underlying debt; (2) the presence of bond insurance; (3) the fact that all interest payments have been received; (4) our successful monetization of $25 of this ARS during the quarter ended March 31, 2013; and (5) our intention not to sell the security nor be required to sell the security until the value recovers, which may be at maturity, given our current cash position, our expected future cash flow, and our unused debt capacity.

As discussed in Note 3 of this Form 10-K, we recorded a long-term asset and a corresponding long-term liability of $1,375 representing the fair value of our SERP investments as of September 30, 2013.

8.  ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	September 30,
	2013	2012
Accrued compensation	$24,601	$18,532
Goods and services received, not yet invoiced	4,681	3,478
Deferred revenue and customer advances	458	3,341
Warranty accrual	324	359
Income taxes payable	6,931	2,843
Taxes, other than income taxes	951	1,041
Other	1,953	3,144
Total	$39,899	$32,738

The increase in accrued compensation was primarily related to accruals of our fiscal 2013 AIP.

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

index

Borrowings under the Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The initial Applicable Rate for borrowings under the Credit Facilities was 1.75% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% to 0.35%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in customary arrangement fees, upfront fees and administration fees, of which $537 and $1,273 remains in prepaid expenses and other current assets and other long-term assets, respectively, on our Consolidated Balance Sheet as of September 30, 2013.  We must also pay letter of credit fees as necessary.  We may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by each of our existing and future direct and indirect domestic subsidiaries (the "Guarantors").  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and its domestic subsidiaries.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 2.75 to 1.00 through June 30, 2014 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio decreases to 2.50 to 1.00 from July 1, 2014 through the termination of the Credit Agreement.  As of September 30, 2013, our consolidated leverage ratio was 1.47 to 1.00 and our consolidated fixed charge coverage ratio was 4.90 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At September 30, 2013, we believe the fair value of the Term Loan using level 2 inputs approximates its carrying value of $161,875 as the loan bears a floating market rate of interest.  As of September 30, 2013, $10,938 of the debt outstanding is classified as short term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.

  As of September 30, 2013, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
2014	$10,938
2015	15,312
2016	21,875
2017	113,750
Total	$161,875

10. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At September 30, 2013, we had one forward foreign exchange contract selling Japanese Yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese Yen.

index

The fair value of our derivative instrument included in the Consolidated Balance Sheet, which was determined using Level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at September 30, 2013	Fair Value at September 30, 2012	Fair Value at September 30, 2013	Fair Value at September 30, 2012
Foreign exchange contracts	Prepaid expenses and other current assets	$60	$38	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$-	$-

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the fiscal years ended September 30, 2013, 2012 and 2011:

		Gain (Loss) Recognized in Statement of Income
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Statement of Income Location	September 30, 2013	September 30, 2012	September 30, 2011
Foreign exchange contracts	Other income (expense), net	$252	$154	$(806)

11.  SHARE-BASED COMPENSATION PLANS

EQUITY INCENTIVE PLAN AND OMNIBUS INCENTIVE PLAN

In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (the "EIP"), as amended and restated September 23, 2008.  On March 6, 2012, our stockholders approved the 2012 Omnibus Incentive Plan (the "OIP"), which is the successor plan to the EIP.  As of such time, all share-based awards have been made from the OIP, and the EIP is no longer available for any awards.  The OIP is administered by the Compensation Committee of the Board of Directors and is intended to provide management with the flexibility to attract, retain and reward our employees, directors, consultants and advisors.  The OIP allows for the granting of six types of equity incentive awards: stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), performance-based awards and substitute awards.  The OIP also provides for cash incentive awards to be made.  Substitute awards under the OIP are those awards that, in connection with an acquisition, may be granted to employees, directors, consultants or advisors of the acquired company, in substitution for equity incentives held by them in the seller or the acquired company.  No SARs, performance awards, or substitute awards have been granted to date under either plan.  No awards of any type have been granted to date to consultants or advisors under either plan.  The OIP authorizes up to 4,934,444 shares of stock to be granted thereunder, including up to 2,030,952 shares of stock in the aggregate of awards other than options or SARs, and up to 2,538,690 incentive stock options.  The 4,934,444 shares of stock represents 2,901,360 shares of newly authorized shares and 2,033,084 shares previously available under the EIP.  In addition, shares that become available from awards under the EIP and the OIP because of events such as forfeitures, cancellations or expirations, or because shares subject to an award are withheld to satisfy tax withholding obligations, will also be available for issuance under the OIP.  Shares issued under our share-based compensation plans are issued from new shares rather than from treasury shares.

On March 2, 2012, we completed a leveraged recapitalization pursuant to which we paid a special cash dividend of $15 per share to our stockholders.  In conjunction with this recapitalization, the EIP and the OIP required us to proportionally adjust the shares available for issuance under them.  The number of shares available under the plans was increased by multiplying the number by a factor of 1.45068, representing the ratio of the official NASDAQ closing price of $51.92 per share on March 1, 2012, the dividend payment date, to the official NASDAQ opening price of $35.79 per share on March 2, 2012, the ex-dividend date.  The number of authorized shares in the OIP noted above includes the effects of this proportional adjustment.

index

Non-qualified stock options issued under the OIP, as they were under the EIP, are generally time-based and provide for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the award date.  Beginning in March 2011, non-qualified stock options granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date.  Compensation expense related to our stock option awards was $6,878, $6,802 and $6,871 in fiscal 2013, 2012 and 2011, respectively.  For additional information on our accounting for share-based compensation, see Note 2 to the consolidated financial statements.  Under the OIP, as under the EIP, employees may also be granted ISOs to purchase common stock at not less than the fair value on the date of the grant.  No ISOs have been granted to date under either plan.

Under the OIP, as under the EIP, employees and non-employees may be awarded shares of restricted stock or restricted stock units, which generally vest over a four-year period, with first vesting on the anniversary of the grant date.  Beginning in March 2011, restricted stock units granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date.  In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered.  Holders of restricted stock, and restricted stock units, if specified in the award agreements, have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions, although the current holders of restricted stock units do not have such rights.  Restricted shares under the OIP, as under the EIP, also may be purchased and placed "on deposit" by executive officers pursuant to the 2001 Deposit Share Program.  Shares purchased under this Deposit Share Program receive a 50% match in restricted shares ("Award Shares").  These Award Shares vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares.  Compensation expense related to our restricted stock and restricted stock unit awards and restricted shares matched at 50% pursuant to the Deposit Share Program was $5,793, $5,674 and $5,184 for fiscal 2013, 2012 and 2011, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In March 2008, our stockholders approved our 2007 Cabot Microelectronics Employee Stock Purchase Plan (the "ESPP"), which amended the ESPP for the primary purpose of increasing the authorized shares of common stock to be purchased under the ESPP from 475,000 designated shares to 975,000 shares.  The ESPP required us to proportionally adjust the cumulative number of shares designated under the plan to reflect the effect of the leveraged recapitalization with a special cash dividend.  The cumulative number of shares designated under the ESPP was increased by a factor of 1.45068 representing the ratio of the official NASDAQ closing price of $51.92 per share on the dividend payment date, to the official NASDAQ opening price of $35.79 per share on the ex-dividend date.  As of September 30, 2013, a total of 730,023 shares are available for purchase under the ESPP.  The ESPP allows all full-time, and certain part-time, employees of our Company and its subsidiaries to purchase shares of our common stock through payroll deductions.  Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase and a maximum dollar expenditure in any six-month offering period, and certain other criteria.  The provisions of the ESPP allow shares to be purchased at a price no less than the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period.  A total of 84,602, 70,645, and 61,364 shares were issued under the ESPP during fiscal 2013, 2012 and 2011, respectively.  Compensation expense related to the ESPP was $584, $735 and $508 in fiscal 2013, 2012 and 2011, respectively.

DIRECTORS' DEFERRED COMPENSATION PLAN

The Directors' Deferred Compensation Plan (DDCP), as amended and restated September 23, 2008, became effective in March 2001 and applies only to our non-employee directors.  The cumulative number of shares deferred under the plan was 74,469 and 71,781 as of September 30, 2013 and 2012, respectively.  The DDCP required us to proportionally adjust the cumulative number of shares deferred under the plan to reflect the effect of the leveraged recapitalization with a special cash dividend.  The cumulative number of shares deferred under the DDCP was increased by a factor of 1.45068 representing the ratio of the official NASDAQ closing price of $51.92 per share on the dividend payment date, to the official NASDAQ opening price of $35.79 per share on the ex-dividend date.  Compensation expense related to the DDCP was $95, $95 and $83 for fiscal 2013, 2012 and 2011, respectively.

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

The fair value of our share-based awards, as shown below, was estimated using the Black-Scholes model with the following weighted-average assumptions, excluding the effect of our leveraged recapitalization:

	Year Ended September 30,
	2013	2012	2011
Stock Options
Weighted-average grant date fair value	$12.13	$15.66	$16.49
Expected term (in years)	6.37	6.38	6.28
Expected volatility	36%	38%	36%
Risk-free rate of return	0.9%	1.3%	2.1%
Dividend yield	-	-	-

ESPP
Weighted-average grant date fair value	$7.41	$8.78	$9.05
Expected term (in years)	0.50	0.50	0.50
Expected volatility	25%	36%	28%
Risk-free rate of return	0.1%	0.1%	0.2%
Dividend yield	-	-	-

The Black-Scholes model is primarily used in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable.  Because employee stock options and employee stock purchase plan purchases have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, our use of the Black-Scholes model for estimating the fair value of stock options and employee stock purchases may not provide an accurate measure.  Although the value of our stock options and employee stock purchase plan purchases are determined in accordance with applicable accounting standards using an option-pricing model, those values may not be indicative of the fair values observed in a willing buyer/willing seller market transaction.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of award.  Share-based compensation expense related to restricted stock and restricted stock unit awards is recorded net of expected forfeitures.

index

SHARE-BASED COMPENSATION EXPENSE

Total share-based compensation expense for the years ended September 30, 2013, 2012 and 2011, is as follows:

	Year Ended September 30, 2013,
Income statement classifications:	2013	2012	2011
Cost of goods sold	$1,707	$1,541	$1,221
Research, development and technical	1,301	1,105	1,060
Selling and marketing	1,367	1,392	1,124
General and administrative	8,975	9,268	9,241
Tax benefit	(4,581)	(4,118)	(4,060)
Total share-based compensation expense, net of tax	$8,769	$9,188	$8,586

Our non-employee directors received annual equity awards in March 2013 at the time of our Annual Meeting of Stockholders, pursuant to the OIP.  The award agreements for non-employee directors provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company's bylaws.  Five of the Company's non-employee directors had completed at least two full terms of service as of the date of the March 2013 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $755 of the awards to these five directors to share-based compensation expense in the fiscal quarter ended March 31, 2013 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other three non-employee directors.

STOCK OPTION ACTIVITY

In fiscal 2012, as required by the EIP, the exercise prices and the number of outstanding non-qualified stock options (NQSOs) were adjusted to reflect the leveraged recapitalization with a special cash dividend.  The exercise prices of outstanding NQSOs were reduced by multiplying them by a factor of 0.68933, representing the ratio of the official opening price of our common stock on the NASDAQ stock market of $35.79 per share on the ex-dividend date, to the official closing price of our common stock on the NASDAQ stock market of $51.92 per share on the last trading day immediately prior to the ex-dividend date.  The number of outstanding NQSOs was increased by multiplying the number by a factor of 1.45068, representing the ratio of the official NASDAQ closing price of $51.92 per share on the dividend payment date to the official NASDAQ opening price of $35.79 per share on the ex-dividend date.  This adjustment did not result in additional share-based compensation expense in the period as the fair value of the outstanding NQSOs immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution.

index

A summary of stock option activity under the EIP and OIP as of September 30, 2013, and changes during the fiscal 2013 are presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at September 30, 2012	5,133,626	$26.75
Granted	533,424	32.89
Exercised	(1,071,750)	26.61
Forfeited or canceled	(321,413)	34.72
Outstanding at September 30, 2013	4,273,887	$26.95	5.2	$49,410

Exercisable at September 30, 2013	2,881,901	$25.82	3.7	$36,568

Expected to vest after September 30, 2013	1,321,760	$29.53	8.2	$11,870

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., for all in-the-money stock options, the difference between our closing stock price of $38.51 per share on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2013.  The total intrinsic value of options exercised was $9,847, $6,879 and $13,135 for fiscal 2013, 2012 and 2011, respectively.

The total cash received from options exercised was $28,525, $34,107 and $35,955 for fiscal 2013, 2012 and 2011, respectively.  The actual tax benefit realized for the tax deductions from options exercised was $3,394, $2,239 and $4,401 for fiscal 2013, 2012 and 2011, respectively.  The total fair value of stock options vested during fiscal years 2013, 2012 and 2011 was $6,681, $6,796 and $6,321, respectively.  As of September 30, 2013, there was $9,697 of total unrecognized share-based compensation expense related to unvested stock options granted under the EIP and OIP.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

RESTRICTED STOCK AND RESTRICTED STOCK UNITS

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

index

A summary of the status of the restricted stock awards and restricted stock unit awards outstanding that were granted under the EIP and OIP as of September 30, 2013, and changes during fiscal 2013, are presented below:

	Restricted	Weighted
	Stock	Average
	Awards and	Grant Date
	Units	Fair Value

Nonvested at September 30, 2012	394,124	$34.15
Granted	184,581	32.94
Vested	(174,362)	31.30
Forfeited	(7,914)	34.23
Nonvested at September 30, 2013	396,429	$34.84

As of September 30, 2013, there was $8,521 of total unrecognized share-based compensation expense related to nonvested restricted stock awards and restricted stock units under the EIP and OIP.  That cost is expected to be recognized over a weighted-average period of 2.5 years.  The total fair value of restricted stock awards and restricted stock units vested during fiscal years 2013, 2012 and 2011 was $5,457, $5,784 and $4,452, respectively.

12.  SAVINGS PLAN

Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the "401(k) Plan"), which is a qualified defined contribution plan, covering all eligible U.S. employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan.  Participants may make elective contributions of up to 60% of their eligible compensation.  All amounts contributed by participants and earnings on these contributions are fully vested at all times.  The 401(k) Plan provides for matching and fixed non-elective contributions by the Company.  Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant's eligible compensation and 50% of the next two percent of the participant's eligible compensation that is contributed, subject to limitations required by government regulations.  Under the 401(k) Plan, all U.S. employees, even those who do not contribute to the 401(k) Plan, receive a contribution by the Company in an amount equal to four percent of eligible compensation, and thus are participants in the 401(k) Plan.  Participants are 100% vested in all Company contributions at all times.  The Company's expense for the 401(k) Plan totaled $4,057, $4,210 and $4,201 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

index

13.   OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Year Ended September 30,
	2013	2012	2011

Interest income	$145	$146	$238
Other income (expense)	1,247	(1,490)	(1,556)
Total other income (expense), net	$1,392	$(1,344)	$(1,318)

Other income (expense) primarily represents the gains and losses recorded on transactions denominated in foreign currencies.  The increase in other income in fiscal 2013 was due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, primarily related to the weakening of the Japanese yen against the U.S. dollar, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 10 of this Form 10-K.  Other expense in fiscal 2012 was consistent with other expense recorded in fiscal 2011.

14.   STOCKHOLDERS' EQUITY

The following is a summary of our capital stock activity over the past three years:

	Number of Shares
	Common Stock	Treasury Stock
September 30, 2010	26,384,715	3,446,069
Exercise of stock options	1,085,965
Restricted stock under EIP, net of forfeitures	115,069
Restricted stock under Deposit Share Plan	5,223
Common stock under ESPP	61,364
Repurchases of common stock under share repurchase plans		1,235,668
Repurchases of common stock – other		33,840

September 30, 2011	27,652,336	4,715,577
Exercise of stock options	976,645
Restricted stock under EIP, net of forfeitures	159,879
Restricted stock under Deposit Share Plan, net of forfeitures	5,022
Common stock under ESPP	70,645
Repurchases of common stock under share repurchase plans		929,407
Repurchases of common stock – other		37,304

September 30, 2012	28,864,527	5,682,288
Exercise of stock options	1,071,750
Restricted stock under EIP and OIP, net of forfeitures	185,925
Restricted stock under Deposit Share Plan, net of forfeitures	6,773
Common stock under ESPP	84,602
Repurchases of common stock under share repurchase plans		1,144,836
Repurchases of common stock – other		39,551

September 30, 2013	30,213,577	6,866,675

index

COMMON STOCK

Each share of common stock, including those awarded as restricted stock, but not restricted stock units, entitles the holder to one vote on all matters submitted to a vote of Cabot Microelectronics' stockholders.  Common stockholders are entitled to receive ratably the dividends, if any, as may be declared by the Board of Directors.  The number of authorized shares of common stock is 200,000,000 shares.

SHARE REPURCHASES

In November 2010, our Board of Directors authorized a share repurchase program for up to $125,000 of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82,869 remaining under this share repurchase program.  In conjunction with our capital management initiative that we announced in December 2011, on December 13, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program up to $150,000.  We repurchased 1,144,836 shares for $40,000 during fiscal 2013, 929,407 shares for $33,026 during fiscal 2012, and 671,100 shares for $29,105 during fiscal 2011 under this expanded program.  As of September 30, 2013, $90,000 remains outstanding under our share repurchase program.  In fiscal 2011, we also repurchased 564,568 shares for $25,000 under a prior share repurchase program, which was completed during the quarter ended March 31, 2011.  Shares are repurchased from time to time, depending on market conditions, in open market transactions, at management's discretion.  To date, we have funded share repurchases under our share repurchase program from our existing cash balance, and anticipate we will continue to do so.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company's discretion.  For additional information on share repurchases, see Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities".

Separate from this share repurchase program, a total of 39,551, 37,304 and 33,840 shares were purchased during fiscal 2013, 2012 and 2011, respectively, pursuant to the terms of our EIP and OIP as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

15.  INCOME TAXES

Income before income taxes was as follows:

	Year Ended September 30,
	2013	2012	2011

Domestic	$40,045	$55,555	$54,886
Foreign	34,175	7,316	24,026
Total	$74,220	$62,871	$78,912

index

Taxes on income consisted of the following:

	Year Ended September 30,
	2013	2012	2011
U.S. federal and state:
Current	$17,649	$19,975	$15,700
Deferred	(3,576)	(308)	6,194
Total	$14,073	$19,667	$21,894

Foreign:
Current	$8,304	$5,593	$6,616
Deferred	458	(3,215)	(1,260)
Total	8,762	2,378	5,356
Total U.S. and foreign	$22,835	$22,045	$27,250

The provision for income taxes at our effective tax rate differed from the statutory rate as follows:

	Year Ended September 30,
	2013	2012	2011

Federal statutory rate	35.0%	35.0%	35.0%
U.S. benefits from research and experimentation activities	-2.0%	-0.5%	-2.0%
State taxes, net of federal effect	0.3%	0.2%	0.6%
Foreign income at other than U.S. rates	-3.1%	-1.9%	-2.8%
Change in valuation allowance	1.4%	1.1%	0.0%
Executive compensation	0.2%	0.8%	1.4%
Share-based compensation	0.1%	0.7%	3.3%
Adjustment of prior amounts	-0.2%	-0.2%	0.0%
Domestic production deduction	-0.2%	-0.5%	-0.8%
Tax-exempt interest income	0.0%	0.0%	-0.1%
Other, net	-0.7%	0.4%	-0.1%
Provision for income taxes	30.8%	35.1%	34.5%

In fiscal  2012 and 2011, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriating the earnings to the U.S.  In fiscal 2013, we elected to permanently reinvest the earnings of all of our foreign subsidiaries.  We have not provided deferred taxes on approximately $60.3 million of undistributed earnings of such subsidiaries.  These earnings could become subject to additional income tax if they are remitted as dividends to the U.S. parent company, loaned to the U.S. parent company, or upon sale of subsidiary stock.  Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The decrease in our effective tax rate in fiscal 2013 was primarily due to the reinstatement of the U.S. research and experimentation tax credit, retroactively effective January 1, 2012, as the American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, and a $1,810 decrease in income tax expense related to our election to permanently reinvest the earnings of our subsidiaries in Japan and South Korea.  We recorded a $947 discrete income tax benefit related to fiscal 2012 research and experimentation expenses in the second quarter of fiscal 2013 and we recorded an additional $1,518 in tax benefits for full fiscal year 2013.  These decreases were partially offset by the recognition of a $1,686 foreign tax adjustment related to our net operating losses associated with our facility in South Korea, as discussed in footnote 1 of this 10-K under the heading "Results of Operations", and the recognition of a $1,015 valuation allowance on a deferred tax asset related to a past equity investment in an entity that was legally dissolved during the quarter ended March 31, 2013.  As also discussed in Note 1 of this 10-K under the heading "Results of Operations", income tax expense in fiscal 2012 included $973 of non-material adjustments to correct various prior period amounts and income tax expense in fiscal 2011 included $671 of adjustments to executive compensation in fiscal 2008 through 2010 and a $497 reversal of a deferred tax asset for certain share-based compensation expense.

index

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

The following table presents the changes in the balance of gross unrecognized tax benefits during the last three fiscal years:

Balance September 30, 2010	$173
Additions for tax positions relating to the current fiscal year	123
Additions for tax positions relating to prior fiscal years	307
Settlements with taxing authorities	-
Lapse of statute of limitations	-
Balance September 30, 2011	603
Additions for tax positions relating to the current fiscal year	51
Additions for tax positions relating to prior fiscal years	114
Settlements with taxing authorities	(353)
Lapse of statute of limitations	(132)
Balance September 30, 2012	283
Additions for tax positions relating to the current fiscal year	228
Additions for tax positions relating to prior fiscal years	247
Settlements with taxing authorities	-
Lapse of statute of limitations	-
Balance September 30, 2013	$758

We recognize interest and penalties related to uncertain tax positions as income tax expense in our financial statements.  Interest and penalties accrued on our Consolidated Balance Sheet were $60 and $4 at September 30, 2013 and 2012, respectively, and interest and penalties charged to expense in fiscal years 2013, 2012 and 2011 were not material.

We believe the tax periods open to examination by the U.S. federal government include fiscal years 2010 through 2013.  We believe the tax periods open to examination by U.S. state and local governments include fiscal years 2009 through 2013 and the tax periods open to examination by foreign jurisdictions include fiscal years 2009 through 2013.  We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Significant components of net deferred tax assets and liabilities were as follows:

	September 30,
	2013	2012
Deferred tax assets:
Employee benefits	$3,892	$4,035
Inventory	3,138	2,930
Bad debt reserve	515	1,708
Share-based compensation expense	13,907	12,659
Net operating losses	759	2,292
Other	2,723	2,656
Valuation allowance	(2,288)	(1,378)
Total deferred tax assets	$22,646	$24,902

Deferred tax liabilities:
Translation adjustment	$3,247	$7,966
Depreciation and amortization	2,046	3,776
Unremitted foreign earnings	-	1,810
Other	962	645
Total deferred tax liabilities	$6,255	$14,197

As of September 30, 2013, the Company had foreign and state net operating loss carryforwards (NOLs) of $5,375 and $449, respectively, which will expire beginning in fiscal year 2017 through fiscal year 2032, for which we have recorded a $1,649 gross valuation allowance.  As of September 30, 2013, the Company had $1,827 in state tax credit carryforwards, for which we have recorded a $942 gross valuation allowance.  As of September 30, 2013, the Company had a capital loss carryforward of $2,849, for which we have recorded a $1,015 valuation allowance, as noted above.

The Company has been awarded a tax holiday in South Korea with respect to its manufacturing and distribution operations.  This arrangement allowas for a 0% tax in fiscal years 2013, 2014 and 2015, and a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017.  This tax holiday reduced our fiscal 2013 income tax provision by approximately $467.

16.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.

 Our warranty reserve requirements changed during fiscal 2013 as follows:

Balance as of September 30, 2012	$359
Reserve for product warranty during the reporting period	874
Settlement of warranty	(909)
Balance as of September 30, 2013	$324

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

We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not experienced material costs as a result of such obligations and, as of September 30, 2013, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.

index

LEASE COMMITMENTS

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, all of which expire within six years from now and may be renewed by us.  Rent expense under such arrangements during fiscal 2013, 2012 and 2011 totaled $2,594, $3,199 and $2,934, respectively.

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

Future minimum rental commitments under noncancelable leases as of September 30, 2013 are as follows:

Fiscal Year	Operating

2014	$2,907
2015	1,775
2016	1,583
2017	1,195
2018	157
Thereafter	450
$8,067

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.

Prior to January 1, 2013, we operated under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, under which we were generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchased less than these amounts.  This agreement expired on December 31, 2012.  We did not pay any shortfall under this agreement.  We entered into a new fumed silica supply agreement with Cabot Corporation that became effective as of January 1, 2013 with an initial term of four years.  This new agreement has revised pricing and requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  We also operated under a fumed alumina supply agreement with Cabot Corporation, which expired in April 2013, under which we were obligated to pay certain fixed, capital and variable costs, and had take-or-pay obligations.  We did not pay any shortfall under this agreement.  Purchase obligations include $110,576 of contractual commitments related to our Cabot Corporation agreements for fumed silica.

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have unfunded defined benefit plans covering employees in certain foreign jurisdictions as required by local law.  Our plans in Japan, which represent the majority of our pension liability for such plans, had a projected benefit obligation of $4,843 and $5,641 as of September 30, 2013 and 2012, respectively, and an accumulated benefit obligation of $3,631 and $4,183 as of September 30, 2013 and 2012, respectively.  Key assumptions used in the actuarial measurement of the Japan pension liability include a weighted average discount rate of 1.75 % and an expected rate of compensation increase of 2.00 % at September 30, 2013 and 2012.  Total future Japan pension costs included in accumulated other comprehensive income are $665 and $672 at September 30, 2013 and 2012, respectively.  Benefit costs, consisting primarily of service costs, are recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statement of Income.  Benefit payments under all such unfunded plans to be paid over the next 10 years are expected to be immaterial.

index

17.  EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of unvested restricted stock awards with a right to receive non-forfeitable dividends, which are considered participating securities as prescribed by the two-class method under ASC 260.  Diluted EPS is calculated in a similar manner, but the weighted-average number of common shares outstanding during the period is increased to include the weighted-average dilutive effect of "in-the-money" stock options and unvested restricted stock shares using the treasury stock method.

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.

Basic and diluted earnings per share were calculated as follows:

	Year Ended September 30,
	2013	2012	2011
Numerator:
Net income	$51,385	$40,826	$51,662
Less: income attributable to participating securities	(494)	-	-
Net income available to common shareholders	$50,891	$40,826	$51,662

Denominator:
Weighted-average common shares	22,924,056	22,506,408	22,895,568
(Denominator for basic calculation)
Weighted-average effect of dilutive securities:
Share-based compensation	836,010	773,890	539,036
Diluted weighted-average common shares	23,760,066	23,280,298	23,434,604
(Denominator for diluted calculation)

Earnings per share:
Basic	$2.22	$1.81	$2.26
Diluted	$2.14	$1.75	$2.20

For the twelve months ended September 30, 2013, 2012, and 2011, approximately 1.5 million, 1.3 million and 1.3 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

index

18.  FINANCIAL INFORMATION BY INDUSTRY SEGMENT, GEOGRAPHIC AREA AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.  Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped.

Financial information by geographic area was as follows:

	Year Ended September 30,
	2013	2012	2011
Revenue:
United States	$53,955	$56,770	$61,540
Asia	347,797	342,958	356,074
Europe	31,379	27,929	27,828
Total	$433,131	$427,657	$445,442
Property, plant and equipment, net:
United States	$47,436	$49,325	$50,503
Asia	64,546	75,690	80,280
Europe	3	5	8
Total	$111,985	$125,020	$130,791

The following table shows revenue from sales to customers in foreign countries that accounted for more than ten percent of our total revenue in fiscal 2013, 2012 and 2011:

	Year Ended September 30,
	2013	2012	2011
Revenue:
Taiwan	$133,273	$124,732	$132,089
South Korea	73,778	68,573	56,321
Japan	*	56,488	57,889
Singapore	*	*	47,441
* Denotes less than ten percent of total

The following table shows net property, plant and equipment in foreign countries that accounted for more than ten percent of our total net property, plant and equipment in fiscal 2013, 2012 and 2011:

	Year Ended September 30,
	2013	2012	2011
Property, plant and equipment, net:
Japan	$33,566	$43,411	$50,236
Taiwan	17,212	18,397	17,577
South Korea	12,591	12,580	*
* Denotes less than ten percent of total

The following table shows revenue generated by product line in fiscal 2013, 2012 and 2011:

	Year Ended September 30,
	2013	2012	2011
Revenue:
Tungsten slurries	$155,904	$161,756	$164,098
Dielectric slurries	123,180	119,320	121,543
Copper slurries	76,367	67,157	76,285
Polishing pads	32,996	33,725	31,045
Engineered Surface Finishes	23,999	24,878	24,685
Data storage slurries	20,685	20,821	27,786
Total	$433,131	$427,657	$445,442

In past years, we have referred to "Other Metals slurries" as "Copper slurries", which included slurries for polishing copper, barrier and aluminum.  To more accurately reflect development and changes within this product family, and in particular, growth in revenue for polishing aluminum, we now refer to this product family as "Other Metals slurries".

SELECTED QUARTERLY OPERATING RESULTS

The following table presents our unaudited financial information for the eight quarterly periods ended September 30, 2013.  This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods.  The results for any quarter are not necessarily indicative of results for any future period.

CABOT MICROELECTRONICS CORPORATION
SELECTED QUARTERLY OPERATING RESULTS
(Unaudited and in thousands, except per share amounts)

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2013	2013	2013	2012	2012	2012	2012	2011

Revenue	$116,266	$109,968	$100,364	$106,533	$110,621	$115,678	$99,236	$102,122
Cost of goods sold	57,143	55,359	52,019	56,494	56,883	60,462	53,442	52,843

Gross profit	59,123	54,609	48,345	50,039	53,738	55,216	45,794	49,279

Operating expenses:
Research, development and technical	15,835	15,149	15,073	15,316	15,401	15,415	14,071	13,755
Selling and marketing	7,360	6,470	7,046	7,109	7,288	7,458	7,434	7,336
General and administrative	12,270	10,776	12,287	10,954	10,572	10,695	15,177	12,901
Total operating expenses	35,465	32,395	34,406	33,379	33,261	33,568	36,682	33,992

Operating income	23,658	22,214	13,939	16,660	20,477	21,648	9,112	15,287

Interest expense	911	907	872	953	961	955	354	39
Other income (expense), net	(173)	248	463	854	(681)	(864)	97	104

Income before income taxes	22,574	21,555	13,530	16,561	18,835	19,829	8,855	15,352
Provision for income taxes	5,805	6,062	4,110	6,858	7,196	6,587	3,325	4,937

Net income	$16,769	$15,493	$9,420	$9,703	$11,639	$13,242	$5,530	$10,415

Basic earnings per share	$0.72	$0.68	$0.41	$0.42	$0.51	$0.57	$0.24	$0.46

Weighted average basic shares outstanding	23,041	22,951	22,974	22,845	22,920	23,120	22,768	22,508

Diluted earnings per share	$0.69	$0.65	$0.40	$0.41	$0.49	$0.55	$0.23	$0.45

Weighted average diluted shares outstanding	23,994	23,776	23,871	23,658	23,706	23,939	23,780	22,926

Dividends per share	$-	$-	$-	$-	$-	$-	$15.00	$-

index

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

As discussed in more detail in Note 2 of the Notes to the Consolidated Financial Statements, in fiscal 2013, in relation to a customer bankruptcy and subsequent approved bankruptcy plan, we charged off an acounts receivable balance against its related allowance for doubtful accounts.  The following table sets forth activities in our allowance for doubtful accounts:

Allowance For Doubtful Accounts	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2013	$4,757	$173	$(3,398)	$1,532
September 30, 2012	1,090	3,771	(104)	4,757
September 30, 2011	1,121	(18)	(13)	1,090

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Charges to expenses and deductions, shown below, represent the net change required to maintain an appropriate reserve.

Warranty Reserves	Balance At Beginning of Year	Reserve For Product Warranty During the Reporting Period	Adjustments To Pre-existing Warranty Reserve	Settlement of Warranty	Balance At End Of Year

Year ended:
September 30, 2013	$359	$874	$-	$(909)	$324
September 30, 2012	384	867	-	(892)	359
September 30, 2011	375	1,074	-	(1,065)	384

We have provided a valuation allowance on certain deferred tax assets.  The following table sets forth activities in our valuation allowance:

Valuation Allowance	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2013	$1,378	$910	$-	$2,288
September 30, 2012	-	1,378	-	1,378

index

MANAGEMENT RESPONSIBILITY

The accompanying consolidated financial statements were prepared by the Company in conformity with accounting principles generally accepted in the United States of America.  The Company's management is responsible for the integrity of these statements and of the underlying data, estimates and judgments.

The Company's management establishes and maintains a system of internal accounting controls designed to provide reasonable assurance that its assets are safeguarded from loss or unauthorized use, transactions are properly authorized and recorded, and that financial records can be relied upon for the preparation of the consolidated financial statements.  This system includes written policies and procedures, a code of business conduct and an organizational structure that provides for appropriate division of responsibility and the training of personnel.  This system is monitored and evaluated on an ongoing basis by management in conjunction with its internal audit function.

The Company's management assesses the effectiveness of its internal control over financial reporting on an annual basis. In making this assessment, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Management acknowledges, however, that all internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance with respect to financial statement preparation and presentation.  In addition, the Company's independent registered public accounting firm evaluates the Company's internal control over financial reporting and performs such tests and other procedures as it deems necessary to reach and express an opinion on the fairness of the financial statements.

In addition, the Audit Committee of the Board of Directors provides general oversight responsibility for the financial statements.  Composed entirely of Directors who are independent and not employees of the Company, the Committee meets periodically with the Company's management, internal auditors and the independent registered public accounting firm to review the quality of financial reporting and internal controls, as well as results of auditing efforts.  The internal auditors and independent registered public accounting firm have full and direct access to the Audit Committee, with and without management present.

/s/ William P. Noglows

William P. Noglows
Chief Executive Officer

/s/ William S. Johnson

William S. Johnson
Chief Financial Officer

/s/ Thomas S. Roman

Thomas S. Roman
Principal Accounting Officer

index

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), as of September 30, 2013.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; provide reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that the Company's internal control over financial reporting was effective as of September 30, 2013.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee, and identification of an audit committee financial expert, is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Board Structure and Compensation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 4, 2014 (the "Proxy Statement").  In addition, for information with respect to the executive officers of our Company, see "Executive Officers" in Part I of this Form 10-K and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.  Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Shown below is information as of September 30, 2013, with respect to the shares of common stock that may be issued under Cabot Microelectronics' existing equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,441,120	(2)	$26.95	(2)	5,276,962	(3)

Equity compensation plans not approved by security holders	-		-		-

Total	4,441,120	(2)	$26.95	(2)	5,276,962	(3)

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

(2)
Column (a) includes 74,469 shares that non-employee directors, who defer their compensation under our Directors' Deferred Compensation Plan, have the right to acquire pursuant thereto, and 92,764 shares that non-employee directors and non-U.S. employees have the right to acquire upon the vesting of the equivalent restricted stock units that they have been awarded under our equity incentive plan.  Column (b) excludes both of these from the weighted-average exercise price.

(3)	Column (c) includes 730,023 shares available for future issuance under the ESPP.

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
                   Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2012 and 2011
Consolidated Balance Sheets at September 30, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts

3.	Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number                                        Description

3.2 (5)	Amended and Restated By-Laws of Cabot Microelectronics Corporation.
3.3 (1)	Form of Amended and Restated Certificate of Incorporation of Cabot Microelectronics Corporation.
4.1 (2)	Form of Cabot Microelectronics Corporation Common Stock Certificate.
10.1 (6)	Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008.*
10.2 (9)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).*
10.4 (8)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).*
10.5 (8)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).*
10.6 (9)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Units Award Agreement (non-employee directors).*
10.15	Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated September 23, 2013.*
10.22 (7)	Cabot Microelectronics Corporation 401(k) Plan, as amended.*
10.23 (6)	Form of Amended and Restated Change in Control Severance Protection Agreement.**
10.28 (6)	Directors' Deferred Compensation Plan, as amended September 23, 2008.*
10.30 (12)	Form of Deposit Share Agreement.***
10.33 (6)	Adoption Agreement, as amended September 23, 2008, of Cabot Microelectronics Corporation Supplemental Employee Retirement Plan.*
10.34 (8)	Code of Business Conduct.
10.36 (3)	Directors' Cash Compensation Umbrella Program.*
10.38 (4)	Employment Offer Letter dated November 2, 2003.*
10.46 (8)	Non-Employee Directors' Compensation Summary effective March 2011.*
10.51 (6)	First Amendment to the Employment Offer Letter dated November 2, 2003.*
10.53 (6)	Cabot Microelectronics Corporation Supplemental Employee Retirement Plan, as amended.*
10.54 (8)	Cabot Microelectronics Corporation Annual Incentive and Sales Incentive Programs.*
10.57 (7)	Adoption Agreement, as amended January 1, 2010, of Cabot Microelectronics Corporation 401(k) Plan.*
10.58 (8)	Employee Stock Purchase Plan Prospectus as of November 24, 2010.*
10.60 (10)	Credit Agreement dated February 13, 2012 among Cabot Microelectronics Corporation, as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent.
10.61 (10)	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan.*
10.62 (12)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).*
10.63 (12)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).*
10.64 (11)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).*
10.65 (11)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Restricted Stock Units Award Agreement (non-employee directors).*
21.1	Subsidiaries of Cabot Microelectronics Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

index

(1)   Filed as an exhibit to, and incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on March 27, 2000.

(2)   Filed as an exhibit to, and incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 3, 2000.

(3)   Filed as an exhibit to, and incorporated by reference from the Registrant's Annual Report on Form 10-K (No. 000-30205) filed with the Commission on December 10, 2003.

(4)   Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 12, 2004.

(5)   Filed as an exhibit to, and incorporated by reference from the Registrant's Current Report on Form 8-K (No. 000-30205) filed with the Commission on September 24, 2008.

(6) Filed as an exhibit to, and incorporated by reference from the Registrant's Annual Report on Form 10-K (No. 000-30205) filed with the Commission on November 25, 2008.

(7) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 8, 2010.

(8) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 8, 2011.

(9) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 9, 2011.

(10) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 9, 2012.

(11) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 8, 2012.

(12) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 8, 2013.

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

***  Substantially similar deposit share agreements have been entered into with H. Carol Bernstein, William S. Johnson, Daniel J. Pike, Lisa A. Polezoes, Thomas S. Roman and Daniel S. Wobby with differences only in the amount of initial deposit made and deposit shares purchased by such persons.

index

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CABOT MICROELECTRONICS CORPORATION

Date: November 20, 2013                                                                                                /s/ WILLIAM P. NOGLOWS
William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Principal Executive Officer]

Date: November 20, 2013                                                                                                /s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: November 20, 2013                                                                                                /s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 20, 2013                                                                                                     /s/ WILLIAM P. NOGLOWS
  William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Director]

Date: November 20, 2013                                                                                                       /s/ ROBERT J. BIRGENEAU*
                           Robert J. Birgeneau
[Director]

Date: November 20, 2013                                                                                                        /s/ JOHN P. FRAZEE, JR.*
                           John P. Frazee, Jr.
[Director]

Date: November 20, 2013                                                                                                       /s/ H. LAURANCE FULLER*
                           H. Laurance Fuller
[Director]

Date: November 20, 2013                                                                                                       /s/ RICHARD S. HILL*
                           Richard S. Hill
[Director]

Date: November 20, 2013                                                                                                       /s/ BARBARA A. KLEIN*
                           Barbara A. Klein
[Director]

Date: November 20, 2013                                                                                                      /s/ EDWARD J. MOONEY*
Edward J. Mooney
[Director]

Date: November 20, 2013                                                                                                       /s/ STEVEN V. WILKINSON*
                           Steven V. Wilkinson
[Director]

Date: November 20, 2013                                                                                                       /s/ BAILING XIA*
                           Bailing Xia
[Director]

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.