Form 10-Q
period 2013-12-31
CABOT MICROELECTRONICS CORP
filed 2014-02-07
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2013

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

As of January 31, 2014, the Company had 24,438,040 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2013	2012

Revenue	$100,515	$106,533

Cost of goods sold	52,801	56,494

Gross profit	47,714	50,039

Operating expenses:
Research, development and technical	14,571	15,316
Selling and marketing	6,707	7,109
General and administrative	10,726	10,954
Total operating expenses	32,004	33,379

Operating income	15,710	16,660

Interest expense	872	953

Other income, net	617	854
Income before income taxes	15,455	16,561

Provision for income taxes	4,147	6,858

Net income	$11,308	$9,703

Basic earnings per share	$0.47	$0.42

Weighted average basic shares outstanding	23,590	22,845

Diluted earnings per share	$0.45	$0.41

Weighted average diluted shares outstanding	24,623	23,658

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended December 31,
	2013	2012

Net income	$11,308	$9,703

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(4,760)	(4,696)
Unrealized gain on investments	151	-

Other comprehensive income (loss), net of tax	(4,609)	(4,696)

Comprehensive income	$6,699	$5,007

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$246,463	$226,029
Accounts receivable, less allowance for doubtful accounts of $1,370 at December 31, 2013, and $1,532 at September 30, 2013	52,078	54,640
Inventories	66,118	63,786
Prepaid expenses and other current assets	24,331	13,598
Deferred income taxes	7,746	7,659
Total current assets	396,736	365,712

Property, plant and equipment, net	109,514	111,985
Goodwill	43,801	44,306
Other intangible assets, net	9,060	9,785
Deferred income taxes	6,085	10,291
Other long-term assets	10,529	12,427
Total assets	$575,725	$554,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,825	$16,663
Accrued expenses, income taxes payable and other current liabilities	28,503	39,899
Current portion of long-term debt	12,031	10,938
Total current liabilities	56,359	67,500

Long-term debt, net of current portion	147,657	150,937
Deferred income taxes	1,397	1,559
Other long-term liabilities	7,706	7,433
Total liabilities	213,119	227,429

Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 31,504,320 shares at December 31, 2013, and 30,213,577 shares at September 30, 2013	31	30
Capital in excess of par value of common stock	415,107	376,206
Retained earnings	192,134	180,826
Accumulated other comprehensive income	12,827	17,436
Treasury stock at cost, 7,097,960 shares at December 31, 2013, and 6,866,675 shares at September 30, 2013	(257,493)	(247,421)
Total stockholders' equity	362,606	327,077

Total liabilities and stockholders' equity	$575,725	$554,506

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$11,308	$9,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,009	5,555
Provision for doubtful accounts	(122)	132
Share-based compensation expense	3,366	3,494
Deferred income tax expense	4,733	2,998
Non-cash foreign exchange (gain)/loss	(60)	1,278
(Gain)/loss on disposal of property, plant and equipment	(150)	29
Other	(175)	(905)
Changes in operating assets and liabilities:
Accounts receivable	1,311	(12,350)
Inventories	(3,817)	1,693
Prepaid expenses and other assets	(10,292)	2,881
Accounts payable	(363)	(3,764)
Accrued expenses, income taxes payable and other liabilities	(10,409)	(4,541)
Net cash provided by operating activities	339	6,203

Cash flows from investing activities:
Additions to property, plant and equipment	(3,690)	(3,023)
Proceeds from the sale of property, plant and equipment	160	-
Proceeds from the sale of investments	2,113	-
Net cash used in investing activities	(1,417)	(3,023)

Cash flows from financing activities:
Repayment of long-term debt	(2,187)	(4,375)
Repurchases of common stock	(10,072)	(11,256)
Net proceeds from issuance of stock	32,606	4,238
Tax benefits associated with share-based compensation expense	1,921	591
Principal payments under capital lease obligations	-	(21)
Net cash provided by (used in) financing activities	22,268	(10,823)

Effect of exchange rate changes on cash	(756)	(1,197)
Increase (decrease) in cash and cash equivalents	20,434	(8,840)
Cash and cash equivalents at beginning of period	226,029	178,459
Cash and cash equivalents at end of period	$246,463	$169,619

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,408	$1,727
Issuance of restricted stock	7,067	5,358

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of advanced IC devices, thereby enabling our customers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries. For additional information, refer to Part 1, Item 1, "Business", in our annual report on Form 10-K for the fiscal year ended September 30, 2013.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of December 31, 2013, cash flows for the three months ended December 31, 2013, and December 31, 2012, and results of operations for the three months ended December 31, 2013, and December 31, 2012.  The results of operations for the three months ended December 31, 2013 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2014.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' annual report on Form 10-K for the fiscal year ended September 30, 2013.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of December 31, 2013.

Results of Operations

With respect to the comparative period in fiscal 2013, as noted in our Form 10-Q for the quarter ended December 31, 2012, the results of operations included a foreign tax adjustment to correct prior period amounts, which we determined to be immaterial to the prior periods to which it related.  This adjustment reduced net income for the first quarter of fiscal 2013 by $1,686 and diluted earnings per share by approximately $0.07.  This adjustment related to the reversal of a deferred tax asset for cumulative net operating losses (NOLs) associated with our facility in South Korea since its opening in fiscal year 2011, as these NOLs are expected to be consumed during periods in which a tax holiday is in effect for this facility.

index

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at December 31, 2013 and September 30, 2013.  See Note 7 for a detailed discussion of our long-term debt.  We have chosen to not measure any of our other financial instruments at fair value as we believe their carrying value approximates their fair value.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$246,463	$-	$-	$246,463
Auction rate securities (ARS)	-	-	6,087	6,087
Other long-term investments	1,636	-	-	1,636
Total	$248,099	$-	$6,087	$254,186

September 30, 2013	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$226,029	$-	$-	$226,029
Auction rate securities (ARS)	-	-	7,966	7,966
Other long-term investments	1,375	-	-	1,375
Total	$227,404	$-	$7,966	$235,370

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,636 in the first quarter of fiscal 2014 to reflect its fair value as of December 31, 2013.

index

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at December 31, 2013.  Our ARS investments at December 31, 2013 consisted of two tax exempt municipal debt securities with a total par value of $6,087.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other, as discussed below in this footnote, has become an obligation of the bond insurer. Both ARS currently carry a credit rating of AA- by Standard and Poors.

Since an active market for ARS does not currently exist, we classify these investments as held-to-maturity and we determine the fair value of these investments using a Level 3 discounted cash flow analysis and also consider other factors such as the reduced liquidity in the ARS market and nature of the insurance backing.  Key inputs to our discounted cash flow model include projected cash flows from interest and principal payments and the weighted probabilities of improved liquidity or debt refinancing by the issuer.  We also incorporate certain Level 2 market indices into the discounted cash flow analysis, including published rates such as the LIBOR rate, the LIBOR swap curve and a municipal swap index published by the Securities Industry and Financial Markets Association.  The following table presents a reconciliation of the activity in fiscal 2014 for fair value measurements using level 3 inputs:

Balance as of October 1, 2013	$7,966
Net sales of ARS	(2,113)
Reversal of temporary impairment	234
Balance as of December 31, 2013	$6,087

Based on our fair value assessment, we determined that one ARS continued to be impaired as of September 30, 2013.  In November 2011, the muncipality that issued our impaird ARS filed for bankruptcy protection.  As a result of the approval of the municipality's reorganization plan, and our voting elections, we received 65.0 % of the par value outstanding, or $2,113, during the quarter ended December 31, 2013, and we reversed the $234 temporary impairment that we previously recorded.  We believe that this ARS is no longer impaired as of December 31, 2013 based on: (1) the successful monetization of 65% of the par value of the security in accordance with a bankruptcy plan during the quarter ended December 31, 2013; (2) the fact that the bond insurer is now responsible for servicing all future interest and principal payments; (3) the fact that all interest payments have been received; and (4) our intention not to sell the security nor be required to sell the security until the value is collected in full, which may be at maturity.  As of December 31, 2013, this security has a fair value equal to its par value of $1,137.  We determined that the fair value of the other ARS was not impaired as of December 31, 2013.  See Note 5 for more information on these investments.

3. INVENTORIES

Inventories consisted of the following:

	December 31, 2013	September 30, 2013

Raw materials	$38,479	$38,004
Work in process	3,962	5,001
Finished goods	23,677	20,781
Total	$66,118	$63,786

index

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $43,801 as of December 31, 2013, and $44,306 as of September 30, 2013.  The decrease in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	December 31, 2013		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$8,326	$6,069	$8,362	$5,853
Acquired patents and licenses	8,270	7,301	8,270	7,196
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,365	7,721	12,496	7,484

Total other intangible assets subject to amortization	31,511	23,641	31,678	23,083

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,701	$23,641	$32,868	$23,083

*      Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $656 and $661  for the three months ended December 30, 2013 and 2012, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2014	$1,826
2015	2,409
2016	1,993
2017	1,164
2018	460

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  An entity has the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a discounted cash flow analysis ("step one").  Similarly, an entity has the option to use a step zero or a step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2012, we used a step zero approach to assess the fair value of our reporting units and the recoverability of indefinite-lived intangible assets.  In fiscal 2013, we chose to refresh our step one analysis for both goodwill impairment and for indefinite-lived intangible asset impairment.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.

index

We completed our annual impairment test during our fourth quarter of fiscal 2013 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended December 31, 2013, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

5. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	December 31, 2013	September 30, 2013

Auction rate securities	$6,087	$7,966
Other long-term assets	2,806	3,086
Other long-term investments	1,636	1,375
Total	$10,529	$12,427

As discussed in Note 2 of this Form 10-Q, the two ARS that we owned as of December 31, 2013 are classified as long-term investments.  One of the securities is credit enhanced with bond insurance and the other is now an obligation of the bond insurer, and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  As discussed in Note 2, we received 65.0 %of the par value outstanding of one of the ARS, or $2,113, during the quarter ended December 31, 2013, and we reversed the $234 pretax reduction ($151 net of tax) in fair value on that ARS that we first recognized in fiscal 2008.  We believe this security is no longer impaired based on: (1) the successful monetization of 65% of the par value of the security in accordance with a bankruptcy plan during the quarter ended December 31, 2013; (2) the fact that the bond insurer is now responsible for servicing all future interest and principal payments; (3) the fact that all interest payments have been received; and (4) our intention not to sell the security nor be required to sell the security until the value is collected in full, which may be at maturity.

As discussed in Note 2 of this Form 10-Q, we recorded a long-term asset and a corresponding long-term liability of $1,636 representing the fair value of our SERP investments as of December 31, 2013.

6. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31, 2013	September 30, 2013

Accrued compensation	$12,080	$24,601
Goods and services received, not yet invoiced	3,396	4,681
Deferred revenue and customer advances	549	458
Warranty accrual	271	324
Income taxes payable	8,063	6,931
Taxes, other than income taxes	1,092	951
Other	3,052	1,953
Total	$28,503	$39,899

The decrease in accrued compensation was primarily due to the payment of our annual incentive bonus program earned in fiscal 2013, partially offset by one quarter of accrual under our annual incentive bonus program related to fiscal 2014.

index

7. DEBT

On February 13, 2012, we entered into a credit agreement (the "Credit Agreement") among the Company, as Borrower, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and Wells Fargo Bank, N.A. as documentation agent.  The Credit Agreement provided us with a $175,000 term loan (the "Term Loan"), which we drew on February 27, 2012 to fund approximately half of the special cash dividend we paid to our stockholders on March 1, 2012, and a $100,000 revolving credit facility (the "Revolving Credit Facility"), which remains undrawn, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and the Revolving Credit Facility are referred to as the "Credit Facilities."  The Credit Agreement provides for an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75,000.  The Credit Facilities are scheduled to expire on February 13, 2017.

Borrowings under the Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%. The initial Applicable Rate for borrowings under the Credit Facilities was 1.75% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio. Swing-line loans will bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% to 0.35%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in customary arrangement fees, upfront fees and administration fees, of which $531 and $1,141 remains in prepaid expenses and other current assets and other long-term assets, respectively, on our Consolidated Balance Sheet as of December 31, 2013.  We must also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by each of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and its domestic subsidiaries.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents. The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 2.75 to 1.00 through June 30, 2014 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.50 to 1.00 from July 1, 2014 through the termination fo the Credit Agreement.  As of December 31, 2013, our consolidated leverage ratio was 1.52 to 1.00 and our consolidated fixed charge coverage ratio was 4.72 to 1.00. The Credit Agreement also contains customary affirmative covenants and events of default. We believe we are in compliance with these covenants.

At December 31, 2013, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $159,688 as the loan bears a floating market rate of interest.  As of December 31, 2013, $12,031 of the debt outstanding is classified as short-term.

index

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of December 31, 2013, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2014	$8,751
2015	15,312
2016	21,875
2017	113,750
Total	$159,688

8. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At December 31, 2013, we had one forward foreign exchange contract to sell Japanese yen related to intercompany notes with one of our subsidiaries in Japan and for the purpose of hedging the risk associated with a net transactional exposure in Japanese yen.

The fair value of our derivative instrument included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2013	Fair Value at September 30, 2013	Fair Value at December 31, 2013	Fair Value at September 30, 2013
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$-	$60	$-	$-
Accrued expenses and other current liabilities		$-	$-	$122	$-

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the three months ended December 31:

		Three Months Ended
	Statement of Income Location	December 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(392)	$241

index

9. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

Refer to Note 16 of "Notes to the Consolidated Financial Statements" in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customer's performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve activity during the first three months of fiscal 2014 was as follows:

Balance as of September 30, 2013	$324
Reserve for product warranty during the reporting period	181
Settlement of warranty	(234)
Balance as of December 31, 2013	$271

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We operate under a fumed silica supply agreement with Cabot Corporation, our former parent Company which is not a related party, which requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  The agreement became effective as of January 1, 2013 with an initial term of four years.  Purchase obligations include $102,996 of contractual commitments related to our Cabot Corporation agreement for fumed silica.

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have unfunded defined benefit plans covering employees in certain foreign jurisdictions as required by local law.  Benefit costs, consisting primarily of service costs, are recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statements of Income.  The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of the fiscal year.  Benefit payments under all such unfunded plans to be paid over the next 10 years are expected to be immaterial.  For more information regarding these plans, refer to Note 16 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013.

index

10. SHARE-BASED COMPENSATION PLANS

We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan (OIP), our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP), and, pursuant to the OIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  Prior to March 2012, when our stockholders approved the OIP, we issued share-based payments under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our ESPP, and, pursuant to the EIP, the DDCP and DSP.  For additional information regarding these programs, refer to Note 11 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013.  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are being made from the OIP, and the EIP is no longer available for any awards.

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

Share-based compensation expense for the three months ended December 31, 2013, and 2012, was as follows:

	Three Months Ended December 31,
	2013	2012

Cost of goods sold	$480	$512
Research, development and technical	366	366
Selling and marketing	353	386
General and administrative	2,167	2,230
Total share-based compensation expense	3,366	3,494
Tax benefit	(1,092)	(1,186)
Total share-based compensation expense, net of tax	$2,274	$2,308

For additional information regarding the estimation of fair value, refer to Note 11 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013.

index

11. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended December 31,
	2013	2012

Interest income	$58	$45
Other income (expense)	559	809
Total other income, net	$617	$854

Other income (expense) primarily represents the gains and losses recorded on transactions denominated in foreign currencies.  The decrease in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of this Form 10-Q.

12. INCOME TAXES

Our effective income tax rate was 26.8 % for the three months ended December 31, 2013 compared to a 41.4 % effective income tax rate for the three months ended December 31, 2012.  The decrease in the effective tax rate during the first quarter of fiscal 2014 was primarily due to the absence of a $1,686 foreign tax adjustment, as discussed in Note 1 under the heading "Results of Operations", recorded in the first quarter of fiscal 2013, and lower income tax expense on foreign earnings resulting from our election to permanently reinvest the earnings of our foreign subsidiaries.  The Company was awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  Subject to certain conditions, which we believe we have met, this arrangement allows for a 0% tax in fiscal years 2013, 2014 and 2015, and a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017.  This tax holiday reduced our income tax provision by approximately $755 in the first quarter of fiscal 2014.

13. EARNINGS PER SHARE

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

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended December 31,
	2013		2012
Numerator:
Net income		11,308		9,703
Less: income attributable to participating securities		(127)		-
Earnings available to common shares	$	$ 11,181	$	$ 9,703

Denominator:
Weighted average common shares		23,589,627		22,844,896
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation		1,033,333		812,734
Diluted weighted average common shares		24,622,960		23,657,630
(Denominator for diluted calculation)

Earnings per share:

Basic	$	$ 0.47	$	$ 0.42

Diluted	$	$ 0.45	$	$ 0.41

For the three months ended December 31, 2013 and 2012, approximately 0.5 million and 1.7 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

14. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three months ended December 31, 2013, and 2012, was as follows:

	Three Months Ended December 31,
Revenue:	2013	2012
Tungsten slurries	$37,369	$40,706
Dielectric slurries	29,946	30,358
Other Metals slurries	17,805	17,984
Polishing pads	7,410	8,464
Data storage slurries	4,982	5,062
Engineered Surface Finishes	3,003	3,959
Total revenue	$100,515	$106,533

In past years, we have referred to "Other Metals slurries" as "Copper slurries", which included slurries for polishing copper, barrier and aluminum.  To more accurately reflect current development and changes within this product family, and in particular, growth in revenue for polishing aluminum, we now refer to this product family as "Other Metals slurries".

index

15. NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, "Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11).  The provisions of ASU 2013-11 require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when the related deferred tax asset is available to be utilized.  ASU 2013-11 is effective for us beginning October 1, 2014.  We do not expect the adoption of ASU 2013-11 will have a material impact on our financial statements.

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

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), should be read in conjunction with our annual report on Form 10-K for the fiscal year ended September 30, 2013, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2014 OVERVIEW

As we discussed in our Form 10-K for fiscal 2013, as the semiconductor industry is becoming driven more by consumer demand for devices such as smart phones and tablets, and less by corporate demand for personal computers (PCs), the semiconductor industry appears to be demonstrating greater seasonality of demand around consumer-oriented "back-to-school" and "holiday" calendar periods.  Consistent with this trend, we saw softening of demand within the semiconductor industry and for our products during the first quarter of fiscal 2014, similar to what we experienced during the same period of both fiscal 2013 and fiscal 2012.  Some industry analysts and some of our customers predict an overall strengthening of demand during calendar year 2014.  Looking forward, based on these recent reports, as well as historical trends within similar seasonal demand patterns, we expect strengthening in overall semiconductor industry demand during our fiscal year.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our first quarter of fiscal 2014 was $100.5 million, which represented a decrease of 5.6% from the first quarter of fiscal 2013 and a decrease of 13.5% from the record revenue recorded in the previous fiscal quarter.  We believe the decrease from the first quarter of fiscal 2013 was primarily due to the soft demand conditions reflected in lower capacity utilization at some semiconductor fabrication facilities ("fabs"), and continued soft demand for PCs.  We believe the decrease in revenue from the prior fiscal quarter was primarily due to the softening of demand in the global semiconductor industry, including traditional seasonal weakness, and lower revenue earned in our Engineered Surface Finishes (ESF) business, which is primarily a capital equipment-oriented business.

index

Gross profit expressed as a percentage of revenue for our first quarter of fiscal 2014 was 47.5%, which represented an increase from 47.0% reported in the first quarter of fiscal 2013 and a decrease from 50.9% in our prior fiscal quarter.  The increase in gross profit percentage from the first quarter of fiscal 2013 was primarily due to benefits associated with a weaker Japanese yen versus the U.S. dollar and higher manufacturing yields, partially offset by lower sales volume and higher variable manufacturing costs, including higher raw material costs.  The decrease in gross profit percentage from the prior fiscal quarter was primarily due to lower sales volume and higher variable manufacturing costs, including higher raw material costs, partially offset by lower fixed manufacturing costs, including costs associated with our annual incentive bonus program (AIP).  We continue to expect our gross profit percentage for full fiscal year 2014 to be in the range of 48% to 50%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $32.0 million in our first quarter of fiscal 2014, compared to $33.4 million in the first quarter of fiscal 2013 and $35.5 million in the previous fiscal quarter.  The decrease in operating expenses from the comparable quarter of fiscal 2013 was primarily due to lower clean room materials expense and lower depreciation expense.  The decrease in operating expenses from the prior quarter was primarily due to lower staffing-related costs, including our AIP.  We continue to expect full year fiscal 2014 operating expenses to be in the range of $131.0 million to $135.0 million.

Diluted earnings per share for our first fiscal quarter were $0.45, which represents an increase from $0.41 reported in the first quarter of fiscal 2013 and a decrease from $0.69 reported in the previous fiscal quarter.  The increase in diluted earnings per share from the first quarter of fiscal 2013 was primarily due to a lower effective tax rate related to our election to permanently reinvest the earnings of certain foreign subsidiaries, and the absence of an adverse foreign tax adjustment recorded in the first quarter of fiscal 2013, which reduced our earnings per share by approximately $0.07.  The decrease in diluted earnings per share from the prior fiscal quarter primarily reflects lower revenue and a lower gross profit margin, partially offset by lower operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013.  We believe there have been no material changes in our critical accounting estimates during the first three months of fiscal 2014.  See Note 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2013, VERSUS THREE MONTHS ENDED DECEMBER 31, 2012

REVENUE

Revenue was $100.5 million for the three months ended December 31, 2013, which represented a 5.6%, or $6.0 million, decrease from the three months ended December 31, 2012.  The decrease in revenue was driven by a $3.6 million decrease due to lower sales volume and a $1.8 million decrease due to foreign exchange fluctuations, primarily due to the weakening of the Japanese yen.  We believe the decrease in revenue is primarily due to softness of demand within the semiconductor industry, particularly evidenced by a decrease in capacity utilization at some fabs, and continued soft demand for PCs.

COST OF GOODS SOLD

Total cost of goods sold was $52.8 million for the three months ended December 31, 2013, which represented a decrease of 6.5%, or $3.7 million, from the three months ended December 31, 2012.  The decrease in cost of goods sold was primarily due to a $3.1 million decrease due to the effects of foreign exchange rate changes, primarily due to the weakening of the Japanese yen, and a $0.9 million decrease due to higher manufacturing yields.  These decreases in cost of goods sold were partially offset by a $0.5 million increase due to higher variable manufacturing costs, including higher raw material costs.

Engineered abrasive particles are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk exposure to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see "Tabular Disclosure of Contractual Obligations" in this Quarterly Report on Form 10-Q as well as in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties.  Future arrangements may result in costs that are different from those in the existing agreements.  For example, we are currently experiencing higher cost of goods sold on what we believe will be a transitional basis associated with a new contract with an existing raw material supplier.  In addition, a number of factors could impact the future cost of raw materials, packaging, freight and labor.  We also expect to continue to invest in our supply chain to improve product quality, reduce variability and improve our manufacturing product yields.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.5% for the three months ended December 31, 2013, as compared to 47.0% for the three months ended December 31, 2012.  The increase in gross profit as a percentage of revenue was primarily due to benefits associated with the weakening of the Japanese yen and higher manufacturing yields, partially offset by decreased sales volume and higher variable manufacturing costs, including higher raw material costs.  We continue to expect our gross profit percentage for full year fiscal 2014 to be in the range of 48% to 50%.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $14.6 million for the three months ended December 31, 2013, which represented a decrease of 4.9%, or $0.7 million, from the three months ended December 31, 2012.  The decrease was primarily due to $0.5 million in lower clean room material costs and $0.4 million in lower depreciation expense.

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

SELLING AND MARKETING

Selling and marketing expenses were $6.7 million for the three months ended December 31, 2013, which represented a decrease of 5.7%, or $0.4 million, from the three months ended December 31, 2012.  The decrease was primarily related to lower staffing-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $10.7 million for the three months ended December 31, 2013, which represented a decrease of 2.1%, or $0.2 million, from the three months ended December 31, 2012.  The decrease was primarily due to $0.3 million in lower bad debt expense and decreased staffing-related costs, partially offset by $0.3 million in higher professional fees.

INTEREST EXPENSE

Interest expense was $0.9 million for the three months ended December 31, 2013 and was comparable to $1.0 million for the three months ended December 31, 2012.

OTHER INCOME, NET

Other income was $0.6 million for the three months ended December 31, 2013 compared to $0.9 million during the three months ended December 31, 2012.  The decrease in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 26.8% for the three months ended December 31, 2013 compared to a 41.4% effective income tax rate for the three months ended December 31, 2012.  The decrease in the effective tax rate during the first quarter of fiscal 2014 was primarily due to the absence of a $1.7 million foreign tax adjustment, as discussed in Note 1 under the heading "Results of Operations", recorded in the first quarter of fiscal 2013, and lower income tax expense on foreign earnings resulting from our election to permanently reinvest the earnings of our foreign subsidiaries.  As discussed in more detail in Note 12, the Company was awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This tax holiday reduced our income tax provision by approximately $0.8 million in the first quarter of fiscal 2014.

index

NET INCOME

Net income was $11.3 million for the three months ended December 31, 2013 which represented an increase of 16.5%, or $1.6 million, from the three months ended December 31, 2012.  The increase was primarily due to lower income tax expense, including the absence of the previously noted tax adjustment, and lower operating expenses, partially offset by decreased revenue.

LIQUIDITY AND CAPITAL RESOURCES

We generated $0.3 million in cash flows from operating activities in the first three months of fiscal 2014, compared to $6.2 million in cash from operating activities in the first three months of fiscal 2013.  Our cash flows provided by operating activities in the first three months of fiscal 2014 represented $23.9 million in net income plus non-cash items and a $23.6 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flows from operating activities compared to the first three months of fiscal 2013 was primarily due to changes in the timing and amount of accrued expense payments, including payments related to our fiscal 2013 AIP, and income tax payments.

In the first three months of fiscal 2014, cash flows used in investing activities were $1.4 million representing $3.7 million for purchases of property, plant and equipment, partially offset by $2.1 million received from the liquidation of a portion of our auction rate securities and $0.2 million received for other investing activities.  In the first three months of fiscal 2013, cash flows used in investing activities were $3.0 million for purchases of property, plant and equipment.  We estimate our total capital expenditures in fiscal 2014 will be approximately $15.0 million.

In the first three months of fiscal 2014, cash flows provided by financing activities were $22.3 million.  We received $32.6 million from the issuance of common stock related to the exercise of stock options granted under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) and we received $1.9 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.  We used $8.0 million to repurchase common stock under our share repurchase program and $2.1 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $2.2 million to repay long-term debt.  In the first three months of fiscal 2013, cash flows used in financing activities were $10.8 million.  We used $10.0 million to repurchase common stock under our share repurchase program and $1.3 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $4.4 million to repay long-term debt.  We received $4.2 million from the issuance of common stock related to the exercise of stock options granted under our EIP, and we received $0.6 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In December 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program from $82.9 million to $150.0 million.  We repurchased 184,788 shares for $8.0 million during the first quarter of fiscal 2014 and we repurchased 320,647 shares for $10.0 million during the first quarter of fiscal 2013 under this program.  As of December 31, 2013, $82.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

index

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  The Credit Agreement provides us an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  The Term Loan was drawn on February 27, 2012 and the Revolving Credit Facility remains undrawn.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 2.75 to 1.00 through June 30, 2014 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.50 to 1.00 from July 1, 2014 through the termination of the Credit Agreement.  As of December 31, 2013, our consolidated leverage ratio was 1.52 to 1.00 and our consolidated fixed charge coverage ratio was 4.72 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.

As of December 31, 2013, we had $246.5 million of cash and cash equivalents, $40.9 million of which was held in foreign subsidiaries in Japan, Singapore, South Korea and Taiwan where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowing capacity under our Credit Facility will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities and share repurchases for the foreseeable future.  However, in order to further expand our business, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2013, and September 30, 2013, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$159.7	$12.0	$33.9	$113.8	$-
Interest expense and fees on long-term debt	8.4	3.2	4.8	0.4	-
Purchase obligations	124.9	58.2	66.1	0.3	0.3
Operating leases	7.9	3.0	3.5	1.0	0.4
Other long-term liabilities *	7.7	-	-	-	7.7
Total contractual obligations	$308.6	$76.4	$108.3	$115.5	$8.4

* We have excluded $1.4 million in deferred tax liabilities from other long-term liability amounts presented as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.

During the quarter ended December 31, 2013, we operated under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, which requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum. The agreement became effective as of January 1, 2013 with an initial term of four years.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities each year of the contract.  Purchase obligations include an aggregate amount of $103.0 million of contractual commitments related to our Cabot Corporation agreement for fumed silica.

Interest payments on long-term, variable rate debt reflect LIBOR rates in effect at December 31, 2013.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding our long-term debt.

Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013, for additional information regarding our contractual obligations.

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

The significant weakening of the Japanese yen against the U.S. dollar in fiscal 2013 and during the first quarter of fiscal 2014 favorably impacted our gross profit percentage and other income (expense) on our Consolidated Statement of Income and significantly impacted accumulated other comprehensive income on our Consolidated Balance Sheet.  The weakening of the yen accounted for an approximate 100 basis point increase in our gross profit percentage for fiscal 2013 compared to fiscal 2012, as our yen-denominated cost of goods sold was greater than our yen-denominated revenue.  The weakening of the yen accounted for an approximate 200 basis point increase in our gross profit percentage for the first quarter of fiscal 2014 compared to the same period of fiscal 2013.  To a lesser extent, we have also seen a favorable foreign exchange impact on our yen-denominated operating expenses.  Other income has been positively impacted based on the settlement or remeasurement of receivables and payables denominated in yen, including intercompany loans, net of the gains and losses incurred on forward foreign exchange contracts used to hedge the yen exposure.  During the fiscal year ended September 30, 2013 and the quarter ended December 31, 2013, we recorded $13.0 million and $4.8 million, respectively, in currency translation losses, net of tax, in other comprehensive income on our Consolidated Balance Sheet.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in yen when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of December 31, 2013, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At December 31, 2013, we had $159.7 million in long-term debt at variable interest rates.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.4 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At December 31, 2013, we owned two auction rate securities (ARS) with a total estimated fair value and par value of $6.1 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  However, we may update our risk factors, including adding or deleting them, in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn is impacted by changes in consumer demand such as the significant shift in demand in recent years from semiconductor devices for personal computers to those for mobile internet devices.  Historically, semiconductor demand has fluctuated significantly due to industry cycles and seasonal shift in demand, which can dramatically affect our business, causing demand for our products to fluctuate.  For example, we experienced soft demand conditions in the semiconductor industry during the first half of fiscal years 2012 and 2013, followed by stronger demand in the second half of each of those years.  During our first quarter of fiscal 2014, we again experienced softening of demand for our products, which we believe was primarily due to softer semiconductor industry demand, including traditional seasonal weakness that we typically have experienced in the first quarter of our fiscal year.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

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

Some additional factors that affect demand for our products include: the types of electronic devices that are in demand, such as smart phones and tablets versus PCs; products that our customers may produce, such as logic devices versus memory devices; the various technology nodes at which those products are manufactured; customers' specific manufacturing process integration schemes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share gains and losses; and pricing changes by us and our competitors.

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

During the three months ended December 31, 2013 and 2012, our five largest customers accounted for approximately 55% and 54% of our revenue, respectively.  During the three months ended December 31, 2013, Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung were our largest customers accounting for approximately 20% and 14%, respectively, of our revenue.  During the three months ended December 31, 2012, TSMC and Samsung accounted for approximately 20% and 15%, respectively, of our revenue.  During full fiscal year 2013, our five largest customers accounted for approximately 53% of our revenue, with TSMC and Samsung accounting for approximately 21% and 13%, respectively.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw material suppliers.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 88% of our revenue was generated by sales to customers outside of the United States for both the three months ended December 31, 2013 and full fiscal year ended September 30, 2013.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2013	6,000	$40.98	6,000	$89,754
Nov. 1 through Nov. 30, 2013	162,000	$43.23	162,000	$82,750
Dec. 1 through Dec. 31, 2013	63,285	$44.59	16,788	$82,000
Total	231,285	$43.55	184,788	$82,000

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  As of December 13, 2011, we had $82.9 million remaining under this share repurchase program.  In December 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program from $82.9 million to $150.0 million.  We repurchased 184,788 shares for $8.0 million during the first quarter of fiscal 2014 under this program.  As of December 31, 2013, $82.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

index

Separate from this share repurchase program, a total of 46,497 shares were purchased during the first quarter of fiscal 2014 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan and our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan as shares withheld from award recipients and to cover payroll taxes on the vesting of shares of restricted stock granted under these plans.

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

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: February 7, 2014	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 7, 2014	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]