Form 10-Q
period 2014-03-31
CABOT MICROELECTRONICS CORP
filed 2014-05-09
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2014

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

As of April 30, 2014, the Company had 24,115,362 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

index
PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Revenue	$99,456	$100,364	$199,971	$206,897

Cost of goods sold	52,931	52,019	105,732	108,513

Gross profit	46,525	48,345	94,239	98,384

Operating expenses:
Research, development and technical	14,364	15,073	28,935	30,389
Selling and marketing	6,471	7,046	13,178	14,155
General and administrative	11,076	12,287	21,802	23,241
Total operating expenses	31,911	34,406	63,915	67,785

Operating income	14,614	13,939	30,324	30,599

Interest expense	843	872	1,715	1,825

Other income, net	103	463	720	1,317
Income before income taxes	13,874	13,530	29,329	30,091

Provision for income taxes	3,779	4,110	7,926	10,968

Net income	$10,095	$9,420	$21,403	$19,123

Basic earnings per share	$0.42	$0.41	$0.89	$0.84

Weighted average basic shares outstanding	23,982	22,974	23,775	22,914

Diluted earnings per share	$0.40	$0.40	$0.86	$0.81

Weighted average diluted shares outstanding	24,897	23,871	24,749	23,755

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2013	2014

Net income	$10,095	$9,420	$21,403	$19,123

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(452)	(7,055)	(5,212)	(11,751)
Unrealized gain on investments	-	-	151	-

Other comprehensive income (loss), net of tax	(452)	(7,055)	(5,061)	(11,751)

Comprehensive income	$9,643	$2,365	$16,342	$7,372

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$239,147	$226,029
Accounts receivable, less allowance for doubtful accounts of $1,385 at March 31, 2014, and $1,532 at September 30, 2013	53,133	54,640
Inventories	71,574	63,786
Prepaid expenses and other current assets	18,152	13,598
Deferred income taxes	7,941	7,659
Total current assets	389,947	365,712

Property, plant and equipment, net	106,178	111,985
Goodwill	43,114	44,306
Other intangible assets, net	8,347	9,785
Deferred income taxes	8,599	10,291
Other long-term assets	10,332	12,427
Total assets	$566,517	$554,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,331	$16,663
Accrued expenses, income taxes payable and other current liabilities	24,191	39,899
Current portion of long-term debt	13,125	10,938
Total current liabilities	51,647	67,500

Long-term debt, net of current portion	144,375	150,937
Deferred income taxes	1,097	1,559
Other long-term liabilities	9,075	7,433
Total liabilities	206,194	227,429

Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 31,648,158 shares at March 31, 2014, and 30,213,577 shares at September 30, 2013	32	30
Capital in excess of par value of common stock	423,180	376,206
Retained earnings	202,229	180,826
Accumulated other comprehensive income	12,375	17,436
Treasury stock at cost, 7,567,385 shares at March 31, 2014, and 6,866,675 shares at September 30, 2013	(277,493)	(247,421)
Total stockholders' equity	360,323	327,077

Total liabilities and stockholders' equity	$566,517	$554,506

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$21,403	$19,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,908	10,638
Provision for doubtful accounts	(219)	36
Share-based compensation expense	7,791	7,303
Deferred income tax expense	1,437	4,061
Non-cash foreign exchange loss	45	3,653
(Gain)/loss on disposal of property, plant and equipment	(38)	44
Impairment of property plant and equipment	2,144	38
Other	(294)	(2,279)
Changes in operating assets and liabilities:
Accounts receivable	773	(1,952)
Inventories	(8,920)	(3,284)
Prepaid expenses and other assets	(3,798)	(3,485)
Accounts payable	(1,603)	(3,817)
Accrued expenses, income taxes payable and other liabilities	(14,206)	90
Net cash provided by operating activities	14,423	30,169

Cash flows from investing activities:
Additions to property, plant and equipment	(7,340)	(5,546)
Proceeds from the sale of property, plant and equipment	160	14
Proceeds from the sale of investments	2,130	25
Other investing activities	1,062	-
Net cash used in investing activities	(3,988)	(5,507)

Cash flows from financing activities:
Repayment of long-term debt	(4,375)	(4,375)
Repurchases of common stock	(30,072)	(21,290)
Net proceeds from issuance of stock	35,908	13,159
Tax benefits associated with share-based compensation expense	2,246	707
Principal payments under capital lease obligations	-	(21)
Net cash provided by (used in) financing activities	3,707	(11,820)

Effect of exchange rate changes on cash	(1,024)	(2,947)
Increase in cash and cash equivalents	13,118	9,895
Cash and cash equivalents at beginning of period	226,029	178,459
Cash and cash equivalents at end of period	$239,147	$188,354

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$697	$1,171
Issuance of restricted stock	7,785	5,926

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of March 31, 2014, cash flows for the six months ended March 31, 2014, and March 31, 2013, and results of operations for the three and six months ended March 31, 2014, and March 31, 2013.  The results of operations for the three and six months ended March 31, 2014 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2014.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' annual report on Form 10-K for the fiscal year ended September 30, 2013.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of March 31, 2014.

Results of Operations

The results of operations for the six months ended March 31, 2014 include an asset impairment charge of $2,111 ($1,475 net of tax) related to certain manufacturing assets recorded in the quarter ended March 31, 2014.  This asset impairment charge included in cost of goods sold reduced our gross profit percentage by 210 basis points during the second quarter of fiscal 2014 and by 100 basis points on a year-to-date basis.  The impairment charge reduced diluted earnings per share by approximately $0.06 during both the second quarter of fiscal 2014 and on a year-to-date basis.

With respect to the comparative period for the six months ended March 31, 2013, as noted in our Form 10-Q for the quarter ended March 31, 2013, the results of operations included a foreign tax adjustment, which was recorded during the first quarter of 2013, to correct prior period amounts, which we determined to be immaterial to the prior periods to which it related.  This adjustment reduced net income for the first six months of fiscal 2013 by $1,686 and diluted earnings per share by approximately $0.07.  This adjustment related to the reversal of a deferred tax asset for cumulative net operating losses (NOLs) associated with our facility in South Korea since its opening in fiscal year 2011, as these NOLs are expected to be consumed during periods in which a tax holiday is in effect for this facility.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at March 31, 2014 and September 30, 2013.  See Note 7 for a detailed discussion of our long-term debt.  We have chosen to not measure any of our other financial instruments at fair value as we believe their carrying value approximates their fair value.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

March 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$239,147	$-	$-	$239,147
Auction rate securities (ARS)	-	-	6,070	6,070
Other long-term investments	1,639	-	-	1,639
Total	$240,786	$-	$6,070	$246,856

September 30, 2013	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$226,029	$-	$-	$226,029
Auction rate securities (ARS)	-	-	7,966	7,966
Other long-term investments	1,375	-	-	1,375
Total	$227,404	$-	$7,966	$235,370

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,639 in the second quarter of fiscal 2014 to reflect its fair value as of March 31, 2014.

index

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at March 31, 2014.  Our ARS investments at March 31, 2014 consisted of two tax exempt municipal debt securities with a total par value of $6,070.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other, as discussed below in this footnote, has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

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

Balance as of October 1, 2013	$7,966
Net sales of ARS	(2,130)
Reversal of temporary impairment	234
Balance as of March 31, 2014	$6,070

Based on our fair value assessment, we determined that one ARS continued to be impaired as of September 30, 2013.  In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection.  As a result of the approval of the municipality's reorganization plan, and our voting elections, we received 65 % of the par value outstanding, or $2,113, during the quarter ended December 31, 2013, and we reversed the $234 temporary impairment that we previously recorded.  We believe that this ARS is no longer impaired as of March 31, 2014 based on: (1) the successful monetization of $2,130 of the par value of the security in accordance with a bankruptcy plan during the six months ended March 31, 2014; (2) the fact that the bond insurer is now responsible for servicing all future interest and principal payments; (3) the fact that all interest payments have been received; and (4) our intention not to sell the security nor be required to sell the security until the value is collected in full, which may be at maturity.  As of March 31, 2014, this security has a fair value equal to its par value of $1,120.  We determined that the fair value of the other ARS was not impaired as of March 31, 2014.  See Note 5 for more information on these investments.

3. INVENTORIES

Inventories consisted of the following:

	March 31, 2014	September 30, 2013

Raw materials	$42,331	$38,004
Work in process	4,285	5,001
Finished goods	24,958	20,781
Total	$71,574	$63,786

The increase in raw material and finished goods inventory is primarily due to higher raw material costs incurred and greater volume levels of certain raw materials maintained in fiscal 2014 in conjunction with certain Company sourcing initiatives, as well as an inventory build in expectation of higher sales in the second half of fiscal 2014 compared to the first half.

index

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $43,114 as of March 31, 2014, and $44,306 as of September 30, 2013.  The decrease in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	March 31, 2014		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$8,271	$6,269	$8,362	$5,853
Acquired patents and licenses	8,270	7,378	8,270	7,196
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,169	7,906	12,496	7,484

Total other intangible assets subject to amortization	31,260	24,103	31,678	23,083

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,450	$24,103	$32,868	$23,083

*      Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $613 and $1,269 for the three and six months ended March 31, 2014, respectively.  Amortization expense on our other intangible assets was $658 and $1,319 for the three and six months ended March 31, 2013, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2014	$1,195
2015	2,380
2016	1,970
2017	1,144
2018	452

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

index

We completed our annual impairment test during our fourth quarter of fiscal 2013 and concluded that no impairment existed.  There were no indicators of potential impairment during the six months ended March 31, 2014, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the first six months of fiscal year 2014.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

5. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	March 31, 2014	September 30, 2013

Auction rate securities	$6,070	$7,966
Other long-term assets	2,623	3,086
Other long-term investments	1,639	1,375
Total	$10,332	$12,427

As discussed in Note 2 of this Form 10-Q, the two ARS that we owned as of March 31, 2014 are classified as long-term investments.  One of the securities is credit enhanced with bond insurance and the other is now an obligation of the bond insurer, and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  As discussed in Note 2, we received 65 % of the par value outstanding of one of the ARS, or $2,113, during the quarter ended December 31, 2013, and we reversed the $234 pretax reduction ($151 net of tax) in fair value on that ARS that we first recognized in fiscal 2008.  We believe this security is no longer impaired based on: (1) the successful monetization of 65% of the par value of the security in accordance with a bankruptcy plan during the quarter ended December 31, 2013; (2) the fact that the bond insurer is now responsible for servicing all future interest and principal payments; (3) the fact that all interest payments have been received; and (4) our intention not to sell the security nor be required to sell the security until the value is collected in full, which may be at maturity.

As discussed in Note 2 of this Form 10-Q, we recorded a long-term asset and a corresponding long-term liability of $1,639 representing the fair value of our SERP investments as of March 31, 2014.

6. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31, 2014	September 30, 2013

Accrued compensation	$11,314	$24,601
Goods and services received, not yet invoiced	3,729	4,681
Deferred revenue and customer advances	372	458
Warranty accrual	250	324
Income taxes payable	4,762	6,931
Taxes, other than income taxes	1,416	951
Other	2,348	1,953
Total	$24,191	$39,899

The decrease in accrued compensation was primarily due to the payment of our annual incentive bonus program earned in fiscal 2013, partially offset by six months of accrual under our annual incentive bonus program related to fiscal 2014.

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

Borrowings under the Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%. The initial Applicable Rate for borrowings under the Credit Facilities was 1.75% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio. Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.   In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% to 0.35%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in customary arrangement fees, upfront fees and administration fees, of which $550 and $1,010 remains in prepaid expenses and other current assets and other long-term assets, respectively, on our Consolidated Balance Sheet as of March 31, 2014.  We must also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by each of our existing and future direct and indirect domestic subsidiaries (the "Guarantors").  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and its domestic subsidiaries.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents. The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 2.75 to 1.00 through June 30, 2014 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.50 to 1.00 from July 1, 2014 through the termination of the Credit Agreement.  As of March 31, 2014, our consolidated leverage ratio was 1.48 to 1.00 and our consolidated fixed charge coverage ratio was 4.18 to 1.00. The Credit Agreement also contains customary affirmative covenants and events of default. We believe we are in compliance with these covenants.

At March 31, 2014, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $157,500 as the loan bears a floating market rate of interest.  As of March 31, 2014, $13,125 of the debt outstanding is classified as short-term.

index

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of March 31, 2014, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2014	$6,563
2015	15,312
2016	21,875
2017	113,750
Total	$157,500

8. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At March 31, 2014, we had forward foreign exchange contracts to sell Japanese yen and British pound for the purpose of hedging the risk associated with a net transactional exposure in those currencies.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Balance Sheet Location		Fair Value at March 31, 2014	Fair Value at September 30, 2013	Fair Value at March 31, 2014	Fair Value at September 30, 2013
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$40	$60	$101	$-
Accrued expenses and other current liabilities		$-	$-	$-	$-

The following table summarizes the effect of our derivative instruments on our Consolidated Statement of Income for the three and six months ended March 31:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Six Months Ended
Statement of Income Location		March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income, net	$55	$82	$(337)	$323

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve activity during the first six months of fiscal 2014 was as follows:

Balance as of September 30, 2013	$324
Reserve for product warranty during the reporting period	360
Settlement of warranty	(434)
Balance as of March 31, 2014	$250

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We operate under a fumed silica supply agreement with Cabot Corporation, our former parent Company, which is not a related party, which requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  The agreement became effective as of January 1, 2013 and has an initial term of four years.  Purchase obligations include $89,547 of contractual commitments related to our Cabot Corporation agreement for fumed silica.

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

As required by local law, we have defined benefit plans covering employees in certain foreign jurisdictions, which are unfunded.  Benefit costs, consisting primarily of service costs, are recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statements of Income.  The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of the fiscal year.  Benefit payments under all such unfunded plans to be paid over the next 10 years are expected to be immaterial.  For more information regarding these plans, refer to Note 16 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013.

index

10. SHARE-BASED COMPENSATION PLANS

We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan (OIP), our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP), and, pursuant to the OIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  Prior to March 2012, when our stockholders approved the OIP, we issued share-based payments under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our ESPP, and, pursuant to the EIP, the DDCP and DSP.  For additional information regarding these programs, refer to Note 11 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013.  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are made from the OIP, and the EIP is no longer available for any awards.

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

Share-based compensation expense for the three and six months ended March 31, 2014, and 2013, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Cost of goods sold	$449	$403	$929	$915
Research, development and technical	352	310	718	676
Selling and marketing	307	324	660	710
General and administrative	3,317	2,772	5,484	5,002
Total share-based compensation expense	4,425	3,809	7,791	7,303
Tax benefit	(1,593)	(1,345)	(2,685)	(2,531)
Total share-based compensation expense, net of tax	$2,832	$2,464	$5,106	$4,772

Our non-employee directors received annual equity awards in March 2014, pursuant to the OIP.  The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company's bylaws.  Seven of the Company's non-employee directors had completed at least two full terms of service as of the date of the March 2014 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $1,325 of the awards to these seven directors to share-based compensation expense in the fiscal quarter ended March 31, 2014 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other non-employee director.

For additional information regarding the estimation of fair value, refer to Note 11 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013.

index

12. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Interest income	$21	$33	$79	$78
Other income (expense)	82	430	641	1,239
Total other income, net	$103	$463	$720	$1,317

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

12. INCOME TAXES

Our effective income tax rate was 27.2 % and 27.0 % for the three and six months ended March 31, 2014 compared to a 30.4 % and 36.4 % effective income tax rate for the three and six months ended March 31, 2013.  The decrease in the effective tax rate during the first six months of fiscal 2014 was primarily due to lower income tax expense on foreign earnings resulting from our election to permanently reinvest the earnings of our foreign subsidiaries, the absence of a $1,686 foreign tax adjustment, as discussed in Note 1 under the heading "Results of Operations", recorded in the first quarter of fiscal 2013, and the absence of a $1,015 valuation allowance on a deferred tax asset related to a former equity investment recorded in the second quarter of fiscal 2013.  The Company was awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  Subject to certain conditions, which we believe we have met, this arrangement allows for a 0 % tax rate in fiscal years 2013, 2014 and 2015, and a tax at 50 % of the local statutory rate in effect for fiscal years 2016 and 2017.  This tax holiday reduced our income tax provision by approximately $1,643 in the first six months of fiscal 2014.

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

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Net income	$10,095	$9,420	$21,403	$19,123
Less: income attributable to participating securities	(133)	-	(203)	-
Earnings available to common shares	$9,962	$9,420	$21,200	$19,123

Denominator:
Weighted average common shares	23,981,506	22,973,631	23,775,049	22,914,133
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	915,831	897,394	973,992	840,539
Diluted weighted average common shares	24,897,337	23,871,025	24,749,041	23,754,672
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.42	$0.41	$0.89	$0.84

Diluted	$0.40	$0.40	$0.86	$0.81

For the three months ended March 31, 2014 and 2013, approximately 0.5 million and 1.5 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the six months ended March 31, 2014 and 2013, approximately 0.5 million and 2.0 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

14. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and six months ended March 31, 2014, and 2013, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue:	2014	2013	2014	2013
Tungsten slurries	$37,559	$36,819	$74,928	$77,525
Dielectric slurries	29,121	29,734	59,067	60,092
Other Metals slurries	17,336	17,057	35,141	35,041
Polishing pads	7,760	7,402	15,170	15,866
Data storage slurries	4,486	5,424	9,468	10,486
Engineered Surface Finishes	3,194	3,928	6,197	7,887
Total revenue	$99,456	$100,364	$199,971	$206,897

index

In past years, we have referred to "Other Metals slurries" as "Copper slurries", which included slurries for polishing copper, barrier and aluminum.  To more accurately reflect changes within this product family, and in particular, growth in revenue for polishing aluminum, we now refer to this product family as "Other Metals slurries".

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

SECOND QUARTER OF FISCAL 2014 OVERVIEW

As we discussed in our Form 10-K for fiscal 2013 and in our Form 10-Q for the first quarter of fiscal 2014, as the semiconductor industry is becoming driven more by consumer demand for mobile devices such as smart phones and tablets, and less by corporate demand for personal computers (PCs), the semiconductor industry appears to be demonstrating greater seasonality of demand around consumer-oriented "back-to-school" and "holiday" calendar periods.  Consistent with this trend, we saw a continued softness in demand within the semiconductor industry and for our products during the first six months of fiscal 2014, similar to what we experienced during the same period of both fiscal 2013 and fiscal 2012.  However, based on forecasts by some industry analysts and some of our customers, as well as what appears to be firming of demand that we have seen in the early part of our third quarter, we expect stronger overall semiconductor industry demand in the second half of our fiscal year.  Industry analysts expect growth in overall semiconductor demand will continue to be fueled by growth in demand for mobile electronic devices, but likely muted by weak demand for PCs.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our second quarter of fiscal 2014 was $99.5 million, which represented a decrease of 0.9% from the second quarter of fiscal 2013.  We believe the decrease from the comparable quarter of fiscal 2013 was primarily due to the continued soft demand conditions within the global semiconductor industry noted above, as well as adverse impacts associated with foreign exchange rate changes, primarily related to the Japanese yen.  Revenue for the first six months of fiscal 2014 was $200.0 million, which represented a decrease of 3.3% from the comparable period of fiscal 2013, also due to the same factors.

index

Gross profit expressed as a percentage of revenue for our second quarter of fiscal 2014 was 46.8%, which represented a decrease from 48.2% reported in the second quarter of fiscal 2013.  The decrease in gross profit percentage from the second quarter of fiscal 2013 was primarily due to a $2.1 million asset impairment charge related to certain manufacturing assets, which reduced the gross profit percentage by 210 basis points, and higher variable manufacturing costs, including higher raw material costs, partially offset by favorable net impacts associated with a weaker Japanese yen versus the U.S. dollar and lower costs associated with our annual incentive bonus program (AIP).  Our gross profit percentage was 47.1% on a year-to-date basis, including a 100 basis point reduction due to the effect of the asset impairment charge.  We currently expect our gross profit percentage for full fiscal year 2014 to be near the lower end of our guidance range of 48% to 50%, including the effect of the asset impairment charge.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range, as we have seen in the first two quarters of fiscal 2014.

Operating expenses were $31.9 million in our second quarter of fiscal 2014, compared to $34.4 million in the second quarter of fiscal 2013.  The decrease in operating expenses from the comparable quarter of fiscal 2013 was primarily due to lower staffing-related costs, including costs associated with our AIP.  We are lowering our full fiscal year 2014 guidance range for operating expenses to be in the range of $127.0 million to $131.0 million, down $4.0 million from our prior guidance range of $131.0 million to $135.0 million.

Diluted earnings per share for our second fiscal quarter were $0.40 compared to $0.40 reported in the second quarter of fiscal 2013.  Diluted earnings per share in the second quarter of fiscal 2014 included a $0.06 adverse impact of the previously mentioned asset impairment charge, offset by lower operating expenses and a lower effective tax rate.  On a year-to-date basis, diluted earnings per share were $0.86, including the $0.06 adverse effect of the asset impairment charge, an increase from $0.81 during the same period of fiscal 2013.  The increase was primarily due to lower operating expenses and lower income tax expenses, partially offset by lower revenue and a lower gross profit percentage.  Diluted earnings per share in fiscal 2013 included a $0.07 adverse impact of a foreign tax adjustment recorded in the first quarter of fiscal 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013.  We believe there have been no material changes in our critical accounting estimates during the first six months of fiscal 2014.  See Note 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014, VERSUS THREE MONTHS ENDED MARCH 31, 2013

REVENUE

Revenue was $99.5 million for the three months ended March 31, 2014, which represented a 0.9%, or $0.9 million, decrease from the three months ended March 31, 2013.  The decrease in revenue was primarily due to adverse impacts of foreign exchange fluctuations, primarily due to the weakening of the Japanese yen.  We believe the decrease in revenue reflects continued soft demand conditions within the global semiconductor industry.

COST OF GOODS SOLD

Total cost of goods sold was $52.9 million for the three months ended March 31, 2014, which represented an increase of 1.8%, or $0.9 million, from the three months ended March 31, 2013.  The increase in cost of goods sold was primarily due to the $2.1 million asset impairment charge related to certain manufacturing assets noted above, and $1.6 million in higher variable manufacturing costs, including higher raw material costs.  These increases in cost of goods sold were partially offset by a $1.5 million decrease due to the effects of foreign exchange rate changes, primarily due to the weakening of the Japanese yen, and a $0.6 million decrease in fixed manufacturing costs, primarily due to lower incentive compensation costs under our AIP.

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

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties.  Future arrangements may result in costs that are different from those in the existing agreements.  For example, we have had higher cost of goods sold associated with a contract with an existing raw material supplier, which became effective in 2013.  In addition, a number of factors could impact the future cost of raw materials, packaging, freight and labor.  We also expect to continue to invest in our supply chain to improve product quality, reduce variability and improve our manufacturing product yields.

GROSS PROFIT

Our gross profit as a percentage of revenue was 46.8% for the three months ended March 31, 2014, as compared to 48.2% for the three months ended March 31, 2013.  The decrease in gross profit as a percentage of revenue was primarily due to the asset impairment charge noted above, which reduced our gross profit percentage by 210 basis points, and higher variable manufacturing costs, including higher raw material costs.  These decreases in gross profit margin were partially offset by a favorable net impact associated with the weakening of the Japanese yen and a higher-valued product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $14.4 million for the three months ended March 31, 2014, which represented a decrease of 4.7%, or $0.7 million, from the three months ended March 31, 2013.  The decrease was primarily due to $0.6 million in lower staffing-related costs, including costs associated with our AIP, and $0.3 million in lower clean room material costs.

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

SELLING AND MARKETING

Selling and marketing expenses were $6.5 million for the three months ended March 31, 2014, which represented a decrease of 8.2%, or $0.6 million, from the three months ended March 31, 2013.  The decrease was primarily related to lower staffing-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $11.1 million for the three months ended March 31, 2014, which represented a decrease of 9.9%, or $1.2 million, from the three months ended March 31, 2013.  The decrease was primarily due to $1.0 million in lower staffing-related costs, including costs associated with our AIP, and $0.3 million in lower professional fees.

INTEREST EXPENSE

Interest expense was $0.8 million for the three months ended March 31, 2014 and was comparable to $0.9 million for the three months ended March 31, 2013.

OTHER INCOME, NET

Other income was $0.1 million for the three months ended March 31, 2014 compared to $0.5 million during the three months ended March 31, 2013.  The decrease in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 27.2% for the three months ended March 31, 2014 compared to a 30.4% effective income tax rate for the three months ended March 31, 2013.  The decrease in the effective tax rate during the second quarter of fiscal 2014 was primarily due to lower income tax expense associated with foreign earnings in conjunction with our election to permanently reinvest the earnings of our foreign subsidiaries.  In particular, as discussed in more detail in Note 12, the Company was awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This tax holiday reduced our income tax provision by approximately $0.9 million in the second quarter of fiscal 2014, or $1.6 million on a year-to-date basis.

index

NET INCOME

Net income was $10.1 million for the three months ended March 31, 2014 which represented an increase of 7.2%, or $0.7 million, from the three months ended March 31, 2013.  The increase was primarily due to lower operating expenses and a lower effective tax rate, partially offset by decreased revenue and a lower gross profit percentage, including the previously mentioned asset impairment charge, which reduced net income in the quarter by $1.5 million.

SIX MONTHS ENDED MARCH 31, 2014, VERSUS SIX MONTHS ENDED MARCH 31, 2013

REVENUE

Revenue was $200.0 million for the six months ended March 31, 2014, which represented a 3.3%, or $6.9 million, decrease from the six months ended March 31, 2013.  The decrease in revenue was driven by a $4.0 million decrease due to lower sales volume and a $2.8 million decrease due to foreign exchange fluctuations, primarily due to the weakening of the Japanese yen.  We believe the decrease in revenue reflects continued soft demand conditions within the global semiconductor industry, including continued soft demand for PCs reflected in decreased revenue from tungsten slurry products, and lower revenue earned in our Engineered Surface Finishes business, which is primarily capital equipment-oriented.

COST OF GOODS SOLD

Total cost of goods sold was $105.7 million for the six months ended March 31, 2014, which represented a decrease of 2.6%, or $2.8 million, from the six months ended March 31, 2013.  The decrease in cost of goods sold was primarily due to a $4.6 million decrease due to the effects of foreign exchange rate changes, primarily the weakening of the Japanese yen, a $1.4 million decrease due to lower sales volume, a $1.3 million decrease due to higher manufacturing yields and a $0.7 million decrease in fixed manufacturing costs, primarily due to lower costs associated with our AIP.  These decreases in cost of goods sold were partially offset by a $3.0 million increase due to higher variable manufacturing costs, including higher raw material costs, and the $2.1 million asset impairment charge on certain manufacturing assets recorded in the second quarter of fiscal 2014 noted above.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.1% for the six months ended March 31, 2014, as compared to 47.6% for the six months ended March 31, 2013.  The decrease in gross profit as a percentage of revenue was primarily due to higher variable manufacturing costs, including higher raw material costs, lower sales volume, and the asset impairment charge noted above, which reduced our gross profit percentage by 100 basis points year-to-date.  These decreases were partially offset by the favorable net impact associated with the weakening of the Japanese yen and higher manufacturing yields.  In light of our year-to-date gross margin achievement, including the effect of the asset impairment charge, we currently expect our gross profit percentage for full year fiscal 2014 to be near the lower end of our guidance range of 48% to 50%.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $28.9 million for the six months ended March 31, 2014, which represented a decrease of 4.8%, or $1.5 million, from the six months ended March 31, 2013.  The decrease was primarily due to $0.8 million in lower clean room material costs, $0.4 million in lower depreciation expense and $0.3 million in lower staffing-related costs.

index

SELLING AND MARKETING

Selling and marketing expenses were $13.2 million for the six months ended March 31, 2014, which represented a decrease of 6.9%, or $1.0 million, from the six months ended March 31, 2013.  The decrease was primarily related to lower staffing-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $21.8 million for the six months ended March 31, 2014, which represented a decrease of 6.2%, or $1.4 million, from the six months ended March 31, 2013.  The decrease was primarily due to $1.1 million in lower staffing-related costs, including costs associated with our AIP, and 0.3 million in lower bad debt expense.

INTEREST EXPENSE

Interest expense was $1.7 million for the six months ended March 31, 2014 and was comparable to $1.8 million for the six months ended March 31, 2013.

OTHER INCOME, NET

Other income was $0.7 million for the six months ended March 31, 2014 compared to $1.3 million during the six months ended March 31, 2013.  The decrease in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 27.0% for the six months ended March 31, 2014 compared to a 36.4% effective income tax rate for the six months ended March 31, 2013.  The decrease in the effective tax rate during the first six months of fiscal 2014 was primarily due to the absence of a $1.7 million foreign tax adjustment, as discussed in Note 1 under the heading "Results of Operations", recorded in the first quarter of fiscal 2013, and lower income tax expense on foreign earnings in conjunction with our election to permanently reinvest the earnings of our foreign subsidiaries.  In particular, as discussed in more detail in Note 12, the Company was awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This tax holiday reduced our income tax provision by approximately $1.6 million in the first six months of fiscal 2014.

NET INCOME

Net income was $21.4 million for the six months ended March 31, 2014 which represented an increase of 11.9%, or $2.3 million, from the six months ended March 31, 2013.  The increase was primarily due to lower operating expenses and lower income tax expense, including the absence of the previously noted tax adjustment, partially offset by decreased revenue and a lower gross profit percentage, including the previously mentioned asset impairment charge, which reduced net income by $1.5 million in fiscal 2014.

index

LIQUIDITY AND CAPITAL RESOURCES

We generated $14.4 million in cash flows from operating activities in the first six months of fiscal 2014, compared to $30.2 million in cash from operating activities in the first six months of fiscal 2013.  Our cash flows provided by operating activities in the first six months of fiscal 2014 represented $42.2 million in net income plus non-cash items and a $27.8 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flows from operating activities compared to the first six months of fiscal 2013 was primarily due to changes in the timing and amount of payment for accrued expenses, including payments made in the first quarter of fiscal 2014 related to our fiscal 2013 AIP, net of the accruals for our fiscal 2014 AIP, an increase in our inventory balances related to higher raw material costs incurred and higher volumes maintained in conjunction with our sourcing initiatives, and changes in the amount of income tax payments.

In the first six months of fiscal 2014, cash flows used in investing activities were $4.0 million representing $7.3 million for purchases of property, plant and equipment, partially offset by $2.1 million received from the liquidation of a portion of our auction rate securities and $1.2 million received from other investing activities.  In the first six months of fiscal 2013, cash flows used in investing activities were $5.5 million for purchases of property, plant and equipment.  We continue to estimate our total capital expenditures in fiscal 2014 will be approximately $15.0 million.

In the first six months of fiscal 2014, cash flows provided by financing activities were $3.7 million.  We received $35.9 million from the issuance of common stock related to the exercise of stock options granted under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP), our 2012 Omnibus Incentive Plan (OIP) and for the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), and we received $2.2 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.  We used $28.0 million to repurchase common stock under our share repurchase program and $2.1 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $4.4 million to repay long-term debt.  In the first six months of fiscal 2013, cash flows used in financing activities were $11.8 million.  We used $20.0 million to repurchase common stock under our share repurchase program and $1.3 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $4.4 million to repay long-term debt.  We received $13.2 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to employees under our ESPP, and we received $0.6 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  In December 2011, we had $82.9 million remaining under this share repurchase program.  At that time, our Board of Directors authorized an increase in the amount available under our share repurchase program from $82.9 million to $150.0 million.  Under this program, we repurchased 654,213 shares for $28.0 million during the first six months of fiscal 2014 and we repurchased 597,382 shares for $20.0 million during the first six months of fiscal 2013.  As of March 31, 2014, $62.0 million remained available under it.  In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the remaining $62.0 million to $150.0 million.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  The timing, manner, price and amounts of repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  In addition, as part of the share repurchase program, on May 1, 2014, the Company entered into a "10b5-1" stock purchase plan agreement with an independent broker to repurchase shares of the Company's common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  The agreement covers repurchases of shares pursuant to the agreement beginning no earlier than June 16, 2014 and expiring no later than July 25, 2015.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

index

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  The Credit Agreement provides us an uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, in an amount not to exceed $75.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are scheduled to expire on February 13, 2017.  The Term Loan was drawn on February 27, 2012 and the Revolving Credit Facility remains undrawn.  The Term Loan has $157.5 million outstanding as of March 31, 2014.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 2.75 to 1.00 through June 30, 2014 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.50 to 1.00 from July 1, 2014 through the termination of the Credit Agreement.  As of March 31, 2014, our consolidated leverage ratio was 1.48 to 1.00 and our consolidated fixed charge coverage ratio was 4.18 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.

As of March 31, 2014, we had $239.1 million of cash and cash equivalents, $49.2 million of which was held in foreign subsidiaries in Japan, Singapore, South Korea and Taiwan where we have elected to permanently reinvest our earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2014, and September 30, 2013, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$157.5	$13.1	$144.4	$-	$-
Interest expense and fees on long-term debt	8.1	3.2	4.9	-	-
Purchase obligations	111.7	53.3	57.9	0.3	0.2
Operating leases	7.8	1.7	1.4	0.8	3.9
Other long-term liabilities *	9.1	-	-	1.1	8.0
Total contractual obligations	$294.2	$71.3	$208.6	$2.2	$12.1

* We have excluded $1.1 million in deferred tax liabilities from other long-term liability amounts presented as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.

During the six months ended March 31, 2014, we operated under a fumed silica supply agreement with Cabot Corporation, our former parent company, which is not a related party, which requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum. The agreement became effective as of January 1, 2013 and has an initial term of four years.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities each year of the contract.  Purchase obligations include an aggregate amount of $89.5 million of contractual commitments related to this agreement.

Interest payments on long-term, variable rate debt reflect LIBOR rates in effect at March 31, 2014.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding our long-term debt.

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

The significant weakening of the Japanese yen against the U.S. dollar in fiscal 2013 and during the first half of fiscal 2014 adversely affected our revenue, but had a net favorable impact on our gross profit percentage, as our yen-denominated cost of goods sold was greater than our yen-denominated revenue.  The weakening of the yen accounted for an approximate 100 basis point increase in our gross profit percentage for fiscal 2013 compared to fiscal 2012, and accounted for an approximate 140 basis point increase in our gross profit percentage for the first half of fiscal 2014 compared to the same period of fiscal 2013.  To a lesser extent, we have also seen a favorable foreign exchange impact on our yen-denominated operating expenses.  The weakening of the yen also favorably impacted other income on our Consolidated Statement of Income, and significantly impacted accumulated other comprehensive income on our Consolidated Balance Sheet.  Other income has been positively impacted based on the settlement or remeasurement of receivables and payables denominated in yen, including intercompany loans, net of the gains and losses incurred on forward foreign exchange contracts used to hedge the yen exposure.  During the fiscal year ended September 30, 2013 and the six months ended March 31, 2014, we recorded $13.0 million and $5.2 million, respectively, in currency translation losses, net of tax, in other comprehensive income on our Consolidated Balance Sheet.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in yen when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of March 31, 2014, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At March 31, 2014, we had $157.5 million in long-term debt at variable interest rates.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.4 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At March 31, 2014, we owned two auction rate securities (ARS) with a total estimated fair value and par value of $6.1 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn is impacted by changes in consumer demand such as the significant shift in demand in recent years from semiconductor devices for personal computers to those for mobile internet devices.  Historically, semiconductor demand has fluctuated significantly due to industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate.  For example, we experienced soft demand conditions in the semiconductor industry during the first half of fiscal years 2012 and 2013, followed by stronger demand in the second half of each of those years.  During our first half of fiscal 2014, we again experienced relatively soft demand for our products, which we believe was primarily due to soft semiconductor industry demand, including traditional seasonal weakness that we typically have experienced in the first half of our fiscal year.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

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

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  We also continue to develop our business in CMP pads.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes and advances, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through their possible reuse or recycle, could render our products less important to the IC device manufacturing process.

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

During the six months ended March 31, 2014 and 2013, our five largest customers accounted for approximately 56% and 54% of our revenue, respectively.  During the six months ended March 31, 2014, Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung were our largest customers accounting for approximately 21% and 14%, respectively, of our revenue.  During the six months ended March 31, 2013, TSMC and Samsung accounted for approximately 21% and 14%, respectively, of our revenue.  During full fiscal year 2013, our five largest customers accounted for approximately 53% of our revenue, with TSMC and Samsung accounting for approximately 21% and 13%, respectively.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP SUPERIOR CMP CONSUMABLES PRODUCTS, OFFER BETTER PRICING, TERMS OR SERVICE, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from other CMP consumables manufacturers could seriously harm our business and results of operations.  This competition could continue to increase, and opportunities exist for other companies to emerge as potential competitors by developing their own CMP consumables products.  Increased competition has and may continue to impact the prices we are able to charge for our CMP consumables products, as well as our overall business.  In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

index

ANY PROBLEM OR DISRUPTION IN OUR SUPPLY CHAIN, INCLUDING SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, OR IN OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS TO OUR CUSTOMERS,  COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems or natural disasters.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 88% of our revenue was generated by sales to customers outside of the United States for both the six months ended March 31, 2014 and full fiscal year ended September 30, 2013.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2014	48,000	$40.85	48,000	$80,039
Feb. 1 through Feb. 28, 2014	289,400	$41.93	289,400	$67,906
Mar. 1 through Mar. 31, 2014	132,025	$44.73	132,025	$62,000
Total	469,425	$42.60	469,425	$62,000

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  Under this program, as of December 13, 2011, we had $82.9 million remaining.  In December 2011, our Board of Directors authorized an increase in the amount available under this program from $82.9 million to $150.0 million.  We repurchased 469,425 shares for $20.0 million during the second quarter of fiscal 2014 under it.  As of March 31, 2014, $62.0 million remained outstanding under our share repurchase program.  In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the remaining $62.0 million to $150.0 million.  The manner in which the Company repurchases its shares is discussed above in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources".  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Submitted electronically with the Report.

index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: May 9, 2014	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 9, 2014	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]