Form 10-Q
period 2014-06-30
CABOT MICROELECTRONICS CORP
filed 2014-08-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JUNE 30, 2014

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

As of July 31, 2014, the Company had 23,778,720 shares of Common Stock, par value $0.001 per share, outstanding.

index

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Revenue	$108,358	$109,968	$308,329	$316,865

Cost of goods sold	56,632	55,359	162,364	163,872

Gross profit	51,726	54,609	145,965	152,993

Operating expenses:
Research, development and technical	15,368	15,149	44,303	45,538
Selling and marketing	6,489	6,470	19,667	20,625
General and administrative	11,380	10,776	33,182	34,017
Total operating expenses	33,237	32,395	97,152	100,180

Operating income	18,489	22,214	48,813	52,813

Interest expense	832	907	2,547	2,732

Other income (expense), net	(132)	248	588	1,565
Income before income taxes	17,525	21,555	46,854	51,646

Provision for income taxes	4,223	5,261	12,149	14,543

Net income	$13,302	$16,294	$34,705	$37,103

Basic earnings per share	$0.55	$0.70	$1.45	$1.60

Weighted average basic shares outstanding	23,753	22,951	23,769	22,897

Diluted earnings per share	$0.53	$0.68	$1.39	$1.55

Weighted average diluted shares outstanding	24,613	23,739	24,704	23,697

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net income	$13,302	$16,294	$34,705	$37,103

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	3,644	(4,077)	(1,568)	(15,828)
Unrealized gain on investments	-	-	151	-

Other comprehensive income (loss), net of tax	3,644	(4,077)	(1,417)	(15,828)

Comprehensive income	$16,946	$12,217	$33,288	$21,275

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$265,515	$226,029
Accounts receivable, less allowance for doubtful accounts of $1,422 at June 30, 2014, and $1,532 at September 30, 2013	55,375	54,640
Inventories	70,904	63,786
Prepaid expenses and other current assets	12,917	10,684
Deferred income taxes	8,120	7,659
Total current assets	412,831	362,798

Property, plant and equipment, net	105,944	111,985
Goodwill	43,882	44,306
Other intangible assets, net	7,849	9,785
Deferred income taxes	8,784	10,291
Other long-term assets	10,688	12,427
Total assets	$589,978	$551,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,428	$16,663
Accrued expenses, income taxes payable and other current liabilities	27,465	40,620
Current portion of long-term debt	8,750	10,938
Total current liabilities	48,643	68,221

Long-term debt, net of current portion	166,250	150,937
Deferred income taxes	1,018	1,559
Other long-term liabilities	9,525	7,433
Total liabilities	225,436	228,150

Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 31,889,633 shares at June 30, 2014, and 30,213,577 shares at September 30, 2013	32	30
Capital in excess of par value of common stock	432,671	376,206
Retained earnings	211,896	177,191
Accumulated other comprehensive income	16,019	17,436
Treasury stock at cost, 7,997,555 shares at June 30, 2014, and 6,866,675 shares at September 30, 2013	(296,076)	(247,421)
Total stockholders' equity	364,542	323,442

Total liabilities and stockholders' equity	$589,978	$551,592

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$34,705	$37,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,937	15,576
Provision for doubtful accounts	(216)	213
Share-based compensation expense	10,897	10,317
Deferred income tax expense (benefit)	641	(774)
Non-cash foreign exchange (gain)/loss	(191)	4,817
(Gain)/loss on disposal of property, plant and equipment	(43)	513
Impairment of property plant and equipment	2,293	38
Other	(253)	(2,023)
Changes in operating assets and liabilities:
Accounts receivable	(889)	(7,932)
Inventories	(7,492)	(2,882)
Prepaid expenses and other assets	(1,250)	(2,771)
Accounts payable	(3,839)	(2,799)
Accrued expenses, income taxes payable and other liabilities	(12,564)	4,055
Net cash provided by operating activities	36,736	53,451

Cash flows from investing activities:
Additions to property, plant and equipment	(10,242)	(10,209)
Proceeds from the sale of property, plant and equipment	190	16
Proceeds from the sale of investments	2,305	25
Other investing activities	1,062	-
Net cash used in investing activities	(6,685)	(10,168)

Cash flows from financing activities:
Issuance of long-term debt	17,500	-
Repayment of long-term debt	(4,375)	(6,563)
Repurchases of common stock	(47,709)	(31,293)
Net proceeds from issuance of stock	41,661	21,065
Tax benefits associated with share-based compensation expense	2,788	733
Debt issuance costs	(550)	-
Principal payments under capital lease obligations	-	(21)
Net cash provided by (used in) financing activities	9,315	(16,079)

Effect of exchange rate changes on cash	120	(4,052)
Increase in cash and cash equivalents	39,486	23,152
Cash and cash equivalents at beginning of period	226,029	178,459
Cash and cash equivalents at end of period	$265,515	$201,611

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$945	$663
Issuance of restricted stock	7,785	5,926

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics' financial position as of June 30, 2014, cash flows for the nine months ended June 30, 2014, and June 30, 2013, and results of operations for the three and nine months ended June 30, 2014, and June 30, 2013.  The results of operations for the three and nine months ended June 30, 2014 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2014.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' annual report on Form 10-K for the fiscal year ended September 30, 2013.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of June 30, 2014.

Revision of Prior Period Amounts

In the third quarter of fiscal 2014, the Company recorded adjustments to prior periods to correct certain items of income tax accounting, which related to fiscal years 2011 through 2013.  The adjustments, totaling $3,635, related to the accounting for intercompany profit in inventory at our foreign branch locations and the accounting for annual incentive costs and related fringe benefits, and are reflected in the Consolidated Balance Sheet table below as of September 30, 2013.  In evaluating the cumulative materiality of the corrections, we considered guidance in Accounting Standard Codification (ASC) Topic 250, "Accounting Changes and Error Corrections", and its subtopics, ASC 250-10-S99-1, "Assessing Materiality" and ASC 250-10-S99-2, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".  We concluded that the cumulative effect of correcting these prior period amounts was not material individually or in the aggregate to any of the prior reporting periods.  We also evaluated the effect that these adjustments would have had on our consolidated financial statements as of and for the three and nine months ended June 30, 2014, and concluded these adjustments would have had a material impact.  As such, we concluded that revision of prior periods for the cumulative effect of these adjustments was appropriate.  Since the cumulative impact of the adjustments is not material to prior periods, we have not amended previously filed reports.  As part of this revision, we also corrected previously disclosed out-of-period adjustments, which were immaterial to their respective prior periods.

index

The correction of out-of-period adjustments is reflected in the comparative results for the three and nine months ended June 30, 2013 included in this Form 10-Q.  We intend to present the annual effect of the cumulative corrections to fiscal years 2012 and 2013 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and in any other future filings containing such financial information.

The following tables summarize the effects of the revisions to the financial statements for the comparative periods of fiscal 2013 (in thousands, except per share data):

CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30, 2013
	As Originally Reported	Adjustment	As Revised
Income before income taxes	$21,555	$-	$21,555
Provision for income taxes	6,062	(801)	5,261
Net income	15,493	801	16,294
Basic earnings per share	$0.68	$0.02	$0.70
Weighted average diluted shares outstanding	23,776	(37)	23,739
Diluted earnings per share	$0.65	$0.03	$0.68

	Nine Months Ended June 30, 2013
	As Originally Reported	Adjustment	As Revised
Income before income taxes	$51,646	$-	$51,646
Provision for income taxes	17,030	(2,487)	14,543
Net income	34,616	2,487	37,103
Basic earnings per share	$1.51	$0.09	$1.60
Weighted average diluted shares outstanding	23,729	(32)	23,697
Diluted earnings per share	$1.46	$0.09	$1.55

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30, 2013
	As Originally Reported	Adjustment	As Revised
Net income	$15,493	$801	$16,294
Other comprehensive income (loss), net of tax	(4,077)	-	(4,077)
Comprehensive income	$11,416	$801	$12,217

	Nine Months Ended June 30, 2013
	As Originally Reported	Adjustment	As Revised
Net income	$34,616	$2,487	$37,103
Other comprehensive income (loss), net of tax	(15,828)	-	(15,828)
Comprehensive income	$18,788	$2,487	$21,275

index

CONSOLIDATED BALANCE SHEET
	September 30, 2013
	As Originally Reported	Adjustment	As Revised
Prepaid expenses and other current assets	$13,598	$(2,914)	$10,684
Total current assets	365,712	(2,914)	362,798
Total assets	554,506	(2,914)	551,592
Accrued expenses, income taxes payable and other current liabilities	39,899	721	40,620
Total current liabilities	67,500	721	68,221
Total liabilities	227,429	721	228,150
Retained earnings	180,826	(3,635)	177,191
Total stockholders' equity	327,077	(3,635)	323,442
Total liabilities and stockholders' equity	$554,506	$(2,914)	$551,592

CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months Ended June 30, 2013
	As Originally Reported	Adjustment	As Revised
Net income	$34,616	$2,487	$37,103
Deferred income tax expense (benefit)	912	(1,686)	(774)
Change in accrued expenses, income taxes payable and other current liabilities	4,856	(801)	4,055
Net cash provided by operating activities	$53,451	$-	$53,451

Results of Operations

The results of operations for the nine months ended June 30, 2014 include an asset impairment charge of $2,111 ($1,475 net of tax) related to certain manufacturing assets recorded in the quarter ended March 31, 2014.  This asset impairment charge included in cost of goods sold reduced our gross profit percentage by 210 basis points during the second quarter of fiscal 2014 and by 70 basis points on a year-to-date basis.  The impairment charge reduced diluted earnings per share by approximately $0.06 on a year-to-date basis.

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

index

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at June 30, 2014 and September 30, 2013. See Note 7 for a detailed discussion of our long-term debt. We have chosen to not measure any of our other financial instruments at fair value as we believe their carrying value approximates their fair value. We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards. In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

June 30, 2014	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$265,515	$-	$-	$265,515
Auction rate securities (ARS)	-	-	5,895	5,895
Other long-term investments	1,701	-	-	1,701
Total	$267,216	$-	$5,895	$273,111

September 30, 2013	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$226,029	$-	$-	$226,029
Auction rate securities (ARS)	-	-	7,966	7,966
Other long-term investments	1,375	-	-	1,375
Total	$227,404	$-	$7,966	$235,370

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets. The ARS and other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  The fair value of our long-term ARS is determined through two discounted cash flow analyses, one using a discount rate based on a market index comprised of tax exempt variable rate demand obligations and one using a discount rate based on the LIBOR swap curve, adding a risk factor to reflect current liquidity issues in the ARS market. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan. The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,701 in the third quarter of fiscal 2014 to reflect its fair value as of June 30, 2014.

We applied accounting standards regarding the classification and valuation of financial instruments to the valuation of our investment in ARS at June 30, 2014. Our ARS investments at June 30, 2014 consisted of two tax exempt municipal debt securities with a total par value of $5,895. The ARS market began to experience illiquidity in early 2008, and this illiquidity continues. Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates. Our ARS, when purchased, were issued by A-rated municipalities. Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other, as discussed below in this footnote, has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

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

index

Balance as of October 1, 2013	$7,966
Net sales of ARS	(2,305)
Reversal of temporary impairment	234
Balance as of June 30, 2014	$5,895

Based on our fair value assessment, we determined that one ARS continued to be impaired as of September 30, 2013. In November 2011, the municipality that issued our impaired ARS filed for bankruptcy protection. As a result of the approval of the municipality's reorganization plan, and our voting elections, we received 65 % of the par value outstanding, or $2,113, during the quarter ended December 31, 2013, and we reversed the $234 temporary impairment that we previously recorded. We believe that this ARS is no longer impaired as of June 30, 2014 based on: (1) the successful monetization of $2,130 of the par value of the security in accordance with a bankruptcy plan during the nine months ended June 30, 2014; (2) the fact that the bond insurer is now responsible for servicing all future interest and principal payments; (3) the fact that all interest payments have been received; and (4) our intention not to sell the security or be required to sell it until the value is collected in full, which may be at maturity. As of June 30, 2014, this security has a fair value equal to its par value of $1,120. We determined that the fair value of the other ARS was not impaired as of June 30, 2014. See Note 5 for more information on these investments.

3. INVENTORIES

Inventories consisted of the following:

	June 30, 2014	September 30, 2013

Raw materials	$42,258	$38,004
Work in process	4,463	5,001
Finished goods	24,183	20,781
Total	$70,904	$63,786

The increase in raw material and finished goods inventory is primarily due to higher raw material costs incurred and greater volume levels of certain raw materials maintained in fiscal 2014 in conjunction with certain Company sourcing initiatives.

index

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $43,882 as of June 30, 2014, and $44,306 as of September 30, 2013.  The decrease in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	June 30, 2014		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$8,332	$6,554	$8,362	$5,853
Acquired patents and licenses	8,270	7,456	8,270	7,196
Trade secrets and know-how	2,550	2,550	2,550	2,550
Distribution rights, customer lists and other	12,389	8,322	12,496	7,484

Total other intangible assets subject to amortization	31,541	24,882	31,678	23,083

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,731	$24,882	$32,868	$23,083

*      Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $601 and $1,870 for the three and nine months ended June 30, 2014, respectively. Amortization expense on our other intangible assets was $654 and $1,973 for the three and nine months ended June 30, 2013, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2014	$605
2015	2,413
2016	1,996
2017	1,166
2018	461

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

We completed our annual impairment test during our fourth quarter of fiscal 2013 and concluded that no impairment existed. There were no indicators of potential impairment during the nine months ended June 30, 2014, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the first nine months of fiscal year 2014.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

index

5. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30, 2014	September 30, 2013

Auction rate securities	$5,895	$7,966
Other long-term assets	3,092	3,086
Other long-term investments	1,701	1,375
Total	$10,688	$12,427

As discussed in Note 2 of this Form 10-Q, the two ARS that we owned as of June 30, 2014 are classified as long-term investments.  One of the securities is credit enhanced with bond insurance and the other is now an obligation of the bond insurer, and all interest payments continue to be received on a timely basis.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  As discussed in Note 2, we received 65 % of the par value outstanding of one of the ARS, or $2,113, during the quarter ended December 31, 2013, and we reversed the $234 pretax reduction ($151 net of tax) in fair value on that ARS that we first recognized in fiscal 2008.  We believe this security is no longer impaired based on: (1) the successful monetization of 65% of the par value of the security in accordance with a bankruptcy plan during the quarter ended December 31, 2013; (2) the fact that the bond insurer is now responsible for servicing all future interest and principal payments; (3) the fact that all interest payments have been received; and (4) our intention not to sell the security nor be required to sell the security until the value is collected in full, which may be at maturity.

As discussed in Note 2 of this Form 10-Q, we recorded a long-term asset and a corresponding long-term liability of $1,701 representing the fair value of our SERP investments as of June 30, 2014.

6. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	June 30, 2014	September 30, 2013

Accrued compensation	$14,231	$24,601
Goods and services received, not yet invoiced	4,067	4,681
Deferred revenue and customer advances	483	458
Warranty accrual	240	324
Income taxes payable	2,773	7,652
Taxes, other than income taxes	1,164	951
Other	4,507	1,953
Total	$27,465	$40,620

The decrease in accrued compensation was primarily due to the payment of our annual incentive bonus program earned in fiscal 2013, partially offset by nine months of accrual under our annual incentive bonus program related to fiscal 2014.  The decrease in income taxes payable was primarily due to tax payments made in foreign jurisdictions.

index

7. DEBT

On February 13, 2012, we entered into a credit agreement (the "Credit Agreement") among the Company, as Borrower, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and Wells Fargo Bank, N.A. as documentation agent.  The Credit Agreement provided us with a $175,000 term loan (the "Term Loan"), which we drew on February 27, 2012 to fund approximately half of the special cash dividend we paid to our stockholders on March 1, 2012, and a $100,000 revolving credit facility (the "Revolving Credit Facility"), which remains undrawn, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and the Revolving Credit Facility are referred to as the "Credit Facilities." On June 27, 2014, we entered into an amendment (the "Amendment") to the Credit Agreement, which (i) increased term loan commitments by $17,500, from $157,500 to $175,000, the same level as the original amount under the Credit Agreement at its inception in 2012; (ii) increased the uncommitted accordion feature on the Revolving Credit Facility from $75,000 to $100,000; (iii) extended the expiration date of the Credit Facilities from February 13, 2017 to June 27, 2019; (iv) relaxed the consolidated leverage ratio financial covenant; and (v) revised certain pricing terms and other terms within the Credit Agreement.  On June 27, 2014, we drew the $17,500 of increased term loan commitments, bringing the total outstanding commitments under the Term Loan to $175,000.

Borrowings under the amended Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%. The current Applicable Rate for borrowings under the Credit Facilities is 1.50%, as amended, with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio. Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.   In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  As amended, the fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter. We paid $2,658 in arrangement fees, upfront fees and administration fees in February 2012 and we paid an additional $550 in upfront fees and arrangement fees in June 2014, of which $417 and $1,564 remains in prepaid expenses and other current assets and other long-term assets, respectively, on our Consolidated Balance Sheet as of June 30, 2014.  We must also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings. All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and its domestic subsidiaries.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents. The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  As amended, these include a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  As amended, the maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the termination of the Credit Agreement.  As of June 30, 2014, our consolidated leverage ratio was 1.69 to 1.00 and our consolidated fixed charge coverage ratio was 4.81 to 1.00. The Credit Agreement also contains customary affirmative covenants and events of default. We believe we are in compliance with these covenants.

At June 30, 2014, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $175,000 as the loan bears a floating market rate of interest.  As of June 30, 2014, $8,750 of the debt outstanding is classified as short-term.

index

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of June 30, 2014, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2014	$2,188
2015	8,750
2016	8,750
2017	7,656
2018	14,219
2019	133,437
Total	$175,000

8. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At June 30, 2014, we had forward foreign exchange contracts to either buy or sell Japanese yen and British pound for the purpose of hedging the risk associated with a net transactional exposure in those currencies.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2014	Fair Value at September 30, 2013	Fair Value at June 30, 2014	Fair Value at September 30, 2013
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$172	$60	$47	$-
	Accrued expenses and other current liabilities	$-	$-	$-	$-

The following table summarizes the effect of our derivative instruments on our Consolidated Statement of Income for the three and six months ended March 31:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Nine Months Ended
	Statement of Income Location	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income, net	$230	$(1)	$(107)	$322

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve activity during the first nine months of fiscal 2014 was as follows:

Balance as of September 30, 2013	$324
Reserve for product warranty during the reporting period	555
Settlement of warranty	(639)
Balance as of June 30, 2014	$240

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services. We operate under a fumed silica supply agreement with Cabot Corporation, our former parent Company, which is not a related party, which requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum. The agreement became effective as of January 1, 2013 and has an initial term of four years. Purchase obligations as of June 30, 2014 include $81,742 of contractual commitments related to our Cabot Corporation agreement for fumed silica.

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

Share-based compensation expense for the three and nine months ended June 30, 2014, and 2013, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Cost of goods sold	$462	$385	$1,391	$1,300
Research, development and technical	378	313	1,096	989
Selling and marketing	318	326	978	1,036
General and administrative	1,948	1,990	7,432	6,992
Total share-based compensation expense	3,106	3,014	10,897	10,317
Tax benefit	(1,009)	(1,010)	(3,694)	(3,541)
Total share-based compensation expense, net of tax	$2,097	$2,004	$7,203	$6,776

Our non-employee directors received annual equity awards in March 2014, pursuant to the OIP. The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company's bylaws.  Seven of the Company's eight non-employee directors had completed at least two full terms of service as of the date of the March 2014 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $1,325 of the awards to these seven directors to share-based compensation expense in the fiscal quarter ended March 31, 2014 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other non-employee director.

For additional information regarding the estimation of fair value, refer to Note 11 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013.

index

11. OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Interest income	$91	$44	$170	$122
Other income (expense)	(223)	204	418	1,443
Total other income (expense), net	$(132)	$248	$588	$1,565

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

12. INCOME TAXES

Our effective income tax rate was 24.1 % and 25.9 % for the three and nine months ended June 30, 2014 compared to a 24.4 % and 28.2 % effective income tax rate for the three and nine months ended June 30, 2013.  The effective income tax rate for the comparable periods of fiscal 2013 has been revised downward from 28.1% and 33.0%, as originally presented, to reflect the correction on non-material period period adjustments discussed in Note 1 under the heading "Revision of Prior Period Amounts".  The decrease in the effective tax rate during the first nine months of fiscal 2014 was primarily due to lower income tax expense on foreign earnings resulting from our election to permanently reinvest the earnings of our foreign subsidiaries.  The Company was awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  Subject to certain conditions, which we believe we have met, this arrangement allows for a 0 % tax rate in fiscal years 2013, 2014 and 2015, and a tax at 50 % of the local statutory rate in effect for fiscal years 2016 and 2017.  This tax holiday reduced our income tax provision by approximately $2,857 in the first nine months of fiscal 2014.

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

index

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$13,302	$16,294	$34,705	$37,103
Less: income attributable to participating securities	(176)	(216)	(311)	(365)
Earnings available to common shares	$13,126	$16,078	$34,394	$36,738

Denominator:
Weighted average common shares	23,752,770	22,951,408	23,768,858	22,897,320
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	860,722	787,951	935,511	799,909
Diluted weighted average common shares	24,613,492	23,739,359	24,704,369	23,697,229
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.55	$0.70	$1.45	$1.60

Diluted	$0.53	$0.68	$1.39	$1.55

For the three months ended June 30, 2014 and 2013, approximately 0.5 million and 1.5 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the nine months ended June 30, 2014 and 2013, approximately 0.5 million and 1.6 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

14. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and nine months ended June 30, 2014, and 2013, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue:	2014	2013	2014	2013
Tungsten slurries	$42,170	$38,634	$117,098	$116,159
Dielectric slurries	29,651	30,581	88,718	90,673
Other Metals slurries	19,641	20,106	54,782	55,147
Polishing pads	8,764	8,451	23,934	24,317
Data storage slurries	4,225	5,270	13,693	15,756
Engineered Surface Finishes	3,907	6,926	10,104	14,813
Total revenue	$108,358	$109,968	$308,329	$316,865

In past years, we have referred to "Other Metals slurries" as "Copper slurries", which included slurries for polishing copper, barrier and aluminum. To more accurately reflect changes within this product family, and in particular, growth in revenue from slurries for polishing aluminum, we now refer to this product family as "Other Metals slurries".

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to how revenue is reported and improves comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard is intended to enhance disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and improve guidance for multiple-element arrangements.  ASU 2014-09 will be effective for us beginning October 1, 2017 and may be applied on a full retrospective or modified retrospective approach.  We are evaluating the impact of implementation of this standard on our financial statements.

In June 2014, the FASB issued ASU No. 2014-14, "Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period" (Topic 718).  ASU 2014-14 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of an award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  The compensation cost should represent the amount attributable to the periods for which the requisite service has been rendered.  ASU 2014-09 will be effective for us beginning October 1, 2016 and may be applied on a prospective or retrospective basis.  We do not expect the implementation of this standard to have a material effect on our financial statements as we have not granted any awards with a performance condition.

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

THIRD QUARTER OF FISCAL 2014 OVERVIEW

As we discussed in our Form 10-K for fiscal 2013 and Form 10-Q for both the first and second quarters of fiscal 2014, over the past several years, the semiconductor industry appears to have been demonstrating greater seasonality of demand around consumer-oriented "back-to-school" and "holiday" calendar periods, which generally correspond to the third and fourth quarters of our fiscal year, and we believe this trend will continue for the foreseeable future.  Consistent with this trend, we saw some strengthening of demand within the semiconductor industry and for our products during the third quarter of fiscal 2014 following relatively soft demand conditions during the first six months of fiscal 2014, similar to what we experienced during the same period of both fiscal 2013 and fiscal 2012.  Based on forecasts by some industry analysts and some of our customers, we expect the seasonally stronger demand conditions to continue through the fourth quarter of our fiscal year.  Industry analysts expect growth in overall semiconductor demand to continue to come from demand for mobile electronic devices, but likely muted by continued weak demand for PCs.  There are many factors, however, that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

As discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements, the Company has revised prior year financial statements to reflect adjustments and corrections of amounts recorded in fiscal years 2011 through 2013.  Specifically, references in the following MD&A related to income tax expense, effective income tax rate, net income and diluted earnings per share for the three and nine months ended June 30, 2013 reflect these revised amounts.

index

Revenue for our third quarter of fiscal 2014 was $108.4 million, which represented a decrease of 1.5% from the third quarter of fiscal 2013.  The decrease from the comparable quarter of fiscal 2013 was primarily driven by lower revenue from QED Technologies International, Inc. (QED) within our Engineered Surface Finishes (ESF) business, which is primarily capital-equipment oriented, so volatility in revenue is common.  The decrease in QED revenue was partially offset by a 2.5% increase in revenue from our CMP consumables products for semiconductor applications.  In particular, revenue from our tungsten and advanced dielectric slurry product lines achieved record quarterly levels.  Revenue for the first nine months of fiscal 2014 was $308.3 million, which represented a decrease of 2.7% from the comparable period of fiscal 2013.  This decrease was primarily due to lower revenue from our QED business and the adverse impact of foreign exchange rate changes, primarily related to the Japanese yen.

Gross profit expressed as a percentage of revenue for our third quarter of fiscal 2014 was 47.7%, which represented a decrease from 49.7% reported in the third quarter of fiscal 2013.  The decrease in gross profit percentage from the third quarter of fiscal 2013 was primarily due higher variable manufacturing costs, including higher raw material costs, and higher logistics costs.  Our gross profit percentage was 47.3% on a year-to-date basis, including a 70 basis point reduction due to the effect of the asset impairment charge recorded in the second quarter of fiscal 2014 related to certain manufacturing assets, which was discussed in detail in our Form 10-Q for the quarter ended March 31, 2014.  We currently expect our gross profit percentage for full fiscal year 2014 to be around the lower end of our guidance range of 48% to 50%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix or raw material costs, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $33.2 million in our third quarter of fiscal 2014, compared to $32.4 million in the third quarter of fiscal 2013.  The increase in operating expenses from the comparable quarter of fiscal 2013 was primarily due to higher travel-related costs and professional fees, including costs associated with amending our existing credit agreement, which we completed during the third quarter of fiscal 2014.  Operating expenses were $97.2 million for the nine months ended June 30, 2014, compared to $100.2 million in the same period last year.  The decrease was primarily due to lower staffing-related costs, including costs associated with our annual incentive bonus program (AIP).  We continue to expect total operating expenses for our full fiscal year 2014 to be in the range of $127.0 million to $131.0 million.

Diluted earnings per share for our third fiscal quarter were $0.53 compared to $0.68 reported in the third quarter of fiscal 2013, which included a $0.05 benefit associated with our permanent reinvestment election in Japan.  The decrease in diluted earnings per share from the comparable period of fiscal 2013 was primarily due to a lower gross profit margin and lower revenue.  On a year-to-date basis, diluted earnings per share were $1.39, including a $0.06 adverse effect of the asset impairment charge, which represented a decrease from $1.55 during the same period of fiscal 2013.

As discussed in Note 7 of the Notes to the Consolidated Financial Statements, on June 27, 2014, we entered into an amendment to our existing Credit Agreement, which increased the total commitments under our term loan to $175.0 million, the same level as the original commitment under the Credit Agreement at its inception in 2012.  The amendment also increased the uncommitted accordion feature on our revolving credit facility and improved certain pricing and covenant terms in the Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2013.  We believe there have been no material changes in our critical accounting estimates during the first nine months of fiscal 2014.  See Note 15 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014, VERSUS THREE MONTHS ENDED JUNE 30, 2013

REVENUE

Revenue was $108.4 million for the three months ended June 30, 2014, which represented a 1.5%, or $1.6 million, decrease from the three months ended June 30, 2013.  The decrease in revenue was primarily due to lower revenue from our QED business, which is primarily a capital-equipment oriented business.  The decrease was partially offset by increased revenue from our CMP consumables products for semiconductor applications, particularly within our tungsten slurry product line, which we believe was due to the seasonal strengthening of demand within the semiconductor industry this quarter.

COST OF GOODS SOLD

Total cost of goods sold was $56.6 million for the three months ended June 30, 2014, which represented an increase of 2.3%, or $1.3 million, from the three months ended June 30, 2013.  The increase in cost of goods sold was primarily due to $2.6 million in higher variable manufacturing costs, including higher raw material costs, $0.8 million in higher logistics costs and $0.7 million in higher fixed manufacturing costs.  These increases in cost of goods sold were partially offset by a $1.8 million decrease due to lower sales volume, $0.5 million due to the effects of foreign exchange rate changes, primarily due to the weakening of the Japanese yen, and a $0.4 million decrease due to a lower cost product mix.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.7% for the three months ended June 30, 2014, as compared to 49.7% for the three months ended June 30, 2013.  The decrease in gross profit as a percentage of revenue was primarily due to higher variable manufacturing costs, including higher raw material costs, higher logistics costs and higher fixed manufacturing costs, partially offset by a favorable net impact associated with the weakening of the Japanese yen and a higher-valued product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $15.4 million for the three months ended June 30, 2014, which represented an increase of 1.4%, or $0.2 million, from the three months ended June 30, 2013.  The increase was primarily due to higher maintenance costs on certain equipment within our clean room and higher costs for clean room supplies.

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

SELLING AND MARKETING

Selling and marketing expenses were $6.5 million for the three months ended June 30, 2014, and were comparable to $6.5 million for the three months ended June 30, 2013.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $11.4 million for the three months ended June 30, 2014, which represented an increase of 5.6%, or $0.6 million, from the three months ended June 30, 2013.  The increase was primarily due to $0.3 million in higher professional fees, including costs to amend our existing credit agreement during the quarter, and $0.2 million in higher travel-related costs.

INTEREST EXPENSE

Interest expense was $0.8 million for the three months ended June 30, 2014 and was comparable to $0.9 million for the three months ended June 30, 2013.

OTHER INCOME (EXPENSE), NET

Other expense was $0.1 million for the three months ended June 30, 2014 compared to other income of $0.2 million during the three months ended June 30, 2013.  The decrease in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 24.1% for the three months ended June 30, 2014 compared to a 24.4% effective income tax rate for the three months ended June 30, 2013.  The decrease in the effective tax rate during the third quarter of fiscal 2014 was primarily due to lower income tax expense associated with foreign earnings in conjunction with our election to permanently reinvest the earnings of our foreign subsidiaries.  In particular, as discussed in Note 12, we were awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This tax holiday reduced our income tax provision by approximately $1.2 million in the third quarter of fiscal 2014.

index

NET INCOME

Net income was $13.3 million for the three months ended June 30, 2014 which represented a decrease of 18.4%, or $3.0 million, from the three months ended June 30, 2013.  The decrease was primarily due to a lower gross profit margin and lower revenue.

NINE MONTHS ENDED JUNE 30, 2014, VERSUS NINE MONTHS ENDED JUNE 30, 2013

REVENUE

Revenue was $308.3 million for the nine months ended June 30, 2014, which represented a 2.7%, or $8.5 million, decrease from the nine months ended June 30, 2013.  The decrease in revenue was driven by a $5.9 million decrease due to lower sales volume and a $2.7 million decrease due to foreign exchange fluctuations, primarily due to the weakening of the Japanese yen.  The decrease in sales volume was seen most notably in our QED business, which is primarily capital equipment-oriented and, consequently, is volatile.

COST OF GOODS SOLD

Total cost of goods sold was $162.4 million for the nine months ended June 30, 2014, which represented a decrease of 0.9%, or $1.5 million, from the nine months ended June 30, 2013.  The decrease in cost of goods sold was primarily due to a $5.1 million decrease due to the effects of foreign exchange rate changes, primarily the weakening of the Japanese yen, a $3.1 million decrease due to lower sales volume, and a $1.0 million decrease due to higher manufacturing yields.  These decreases in cost of goods sold were partially offset by a $5.6 million increase due to higher variable manufacturing costs, including higher raw material costs, and a $2.1 million asset impairment charge on certain manufacturing assets recorded in the second quarter of fiscal 2014, discussed in detail in our Form 10-Q for the quarter ended March 31, 2014.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.3% for the nine months ended June 30, 2014, as compared to 48.3% for the nine months ended June 30, 2013.  The decrease in gross profit as a percentage of revenue was primarily due to higher variable manufacturing costs, including higher raw material costs, lower sales volume, and the asset impairment charge noted above, which reduced our gross profit percentage by 70 basis points year-to-date.  These decreases were partially offset by the favorable net impact associated with the weakening of the Japanese yen, a higher-valued product mix, and higher manufacturing yields.  We currently expect our gross profit percentage for full year fiscal 2014 to be around the lower end of our guidance range of 48% to 50%.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $44.3 million for the nine months ended June 30, 2014, which represented a decrease of 2.7%, or $1.2 million, from the nine months ended June 30, 2013.  The decrease was primarily due to $0.5 million in lower clean room material costs and $0.4 million in lower staffing-related costs, including costs associated with our AIP.

SELLING AND MARKETING

Selling and marketing expenses were $19.7 million for the nine months ended June 30, 2014, which represented a decrease of 4.6%, or $1.0 million, from the nine months ended June 30, 2013.  The decrease was primarily related to lower staffing-related costs.

index

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $33.2 million for the nine months ended June 30, 2014, which represented a decrease of 2.5%, or $0.8 million, from the nine months ended June 30, 2013.  The decrease was primarily due to $1.0 million in lower staffing-related costs, including costs associated with our AIP, and 0.4 million in lower bad debt expense, partially offset by $0.4 million in higher professional fees.

INTEREST EXPENSE

Interest expense was $2.5 million for the nine months ended June 30, 2014 and was comparable to $2.7 million for the nine months ended June 30, 2013.

OTHER INCOME, NET

Other income was $0.6 million for the nine months ended June 30, 2014 compared to $1.6 million during the nine months ended June 30, 2013.  The decrease in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 25.9% for the nine months ended June 30, 2014 compared to a 28.2% effective income tax rate for the nine months ended June 30, 2013.  The decrease in the effective tax rate during the first nine months of fiscal 2014 was primarily due to lower income tax expense on foreign earnings in conjunction with our election to permanently reinvest the earnings of our foreign subsidiaries.  In particular, as discussed in Note 12, the Company was awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This tax holiday reduced our income tax provision by approximately $2.9 million in the first nine months of fiscal 2014.

NET INCOME

Net income was $34.7 million for the nine months ended June 30, 2014 which represented a decrease of 6.5%, or $2.4 million, from the nine months ended June 30, 2013.  The decrease was primarily due to decreased revenue and a lower gross profit percentage, including the previously mentioned asset impairment charge, which reduced net income by $1.5 million in fiscal 2014, partially offset by lower operating expenses and a lower effective tax rate.

index

LIQUIDITY AND CAPITAL RESOURCES

We generated $36.7 million in cash flows from operating activities in the first nine months of fiscal 2014, compared to $53.5 million in cash from operating activities in the first nine months of fiscal 2013.  Our cash flows provided by operating activities in the first nine months of fiscal 2014 represented $62.8 million in net income plus non-cash items and a $26.1 million decrease in cash flow due to a net increase in working capital.  Our cash flows provided by operating activities in the first nine months of fiscal 2013 represented $65.8 million in net income plus non-cash items and a $12.4 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flows from operating activities compared to the first nine months of fiscal 2013 was primarily due to lower net income, changes in the timing and amount of payment for accrued expenses, including payments made in the first quarter of fiscal 2014 related to our fiscal 2013 AIP, net of the accruals for our fiscal 2014 AIP, an increase in our inventory balances related to higher raw material costs incurred and higher volumes maintained in conjunction with our sourcing initiatives, and changes in the amount of income tax payments.

In the first nine months of fiscal 2014, cash flows used in investing activities were $6.7 million representing $10.2 million for purchases of property, plant and equipment, partially offset by $2.3 million received from the liquidation of a portion of our auction rate securities and $1.2 million received from other investing activities.  In the nine months of fiscal 2013, cash flows used in investing activities were $10.2 million for purchases of property, plant and equipment.  We continue to estimate our total capital expenditures in fiscal 2014 will be approximately $15.0 million.

In the first nine months of fiscal 2014, cash flows provided by financing activities were $9.3 million.  We received $41.7 million from the issuance of common stock related to the exercise of stock options granted under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP), our 2012 Omnibus Incentive Plan (OIP) and for the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), $17.5 million from the issuance of long-term debt under our amended credit agreement, and we received $2.8 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under the equity plans.  We used $45.6 million to repurchase common stock under our share repurchase program, net of $1.0 million of repurchases made in June for which cash settlement was in July, and $2.1 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $4.4 million to repay long-term debt and paid $0.6 million in debt issuance costs.  In the first nine months of fiscal 2013, cash flows used in financing activities were $16.1 million.  We used $30.0 million to repurchase common stock under our share repurchase program and $1.3 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $6.6 million to repay long-term debt.  We received $21.1 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to employees under our ESPP, and we received $0.7 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  In December 2011, we had $82.9 million remaining under this share repurchase program.  At that time, our Board of Directors authorized an increase in the amount available under our share repurchase program from $82.9 million to $150.0 million.  As of March 31, 2014, $62.0 million remained available under it.  In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the remaining $62.0 million to $150.0 million.  Under this program, we repurchased 1,084,383 shares for $46.6 million during the first nine months of fiscal 2014 and we repurchased 879,632 shares for $30.0 million during the first nine months of fiscal 2013.  As of June 30, 2014, $131.4 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  The timing, manner, price and amounts of repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  In addition, as part of the share repurchase program, on May 1, 2014, the Company entered into a "10b5-1" stock purchase plan agreement with an independent broker, which expired on July 25, 2014, to repurchase shares of the Company's common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

index

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  In June 2014, we entered into an amendment to the Credit Agreement (the "Amendment"), which provided for an additional $17.5 million in Term Loan commitments to bring the total commitments to the same as the original amount under the Credit Agreement at its inception in 2012, an extension of the maturity date of the Credit Facilities, and changes to certain terms within the agreement.  The Amendment also increased the uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, from $75.0 million to $100.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities, as amended, are now scheduled to expire on June 27, 2019.  The additional Term Loan commitments were drawn on June 27, 2014, and the Revolving Credit Facility remains undrawn.  The Term Loan has $175.0 million outstanding as of June 30, 2014.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including, as amended, a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  As amended, the maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the termination of the Credit Agreement.  As of June 30, 2014, our consolidated leverage ratio was 1.69 to 1.00 and our consolidated fixed charge coverage ratio was 4.81 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding the Credit Agreement.

As of June 30, 2014, we had $265.5 million of cash and cash equivalents, $56.9 million of which was held in foreign subsidiaries in Japan, Singapore, South Korea and Taiwan where we have elected to permanently reinvest our earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2014, and September 30, 2013, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$175.0	$8.8	$18.6	$147.6	$-
Interest expense and fees on long-term debt	12.6	3.1	5.3	4.2	-
Purchase obligations	102.1	51.9	49.7	0.3	0.2
Operating leases	10.9	2.5	2.5	1.6	4.3
Other long-term liabilities *	9.5	-	-	1.1	8.4
Total contractual obligations	$310.1	$66.3	$76.1	$154.8	$12.9

* We have excluded $1.0 million in deferred tax liabilities from other long-term liability amounts presented, as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.

During the nine months ended June 30, 2014, we operated under a fumed silica supply agreement with Cabot Corporation, our former parent company, which is not a related party, which requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum. The agreement became effective as of January 1, 2013 and has an initial term of four years.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities each year of the contract.  Purchase obligations include an aggregate amount of $81.7 million of contractual commitments related to this agreement.

Interest payments on long-term, variable rate debt reflect LIBOR rates in effect at June 30, 2014.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding our long-term debt.

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

The weakening of the Japanese yen against the U.S. dollar in fiscal 2013 and during the first nine months of fiscal 2014 adversely affected our revenue, but had a net favorable impact on our gross profit percentage, as our yen-denominated cost of goods sold was greater than our yen-denominated revenue.  The weakening of the yen accounted for an approximate 100 basis point increase in our gross profit percentage for fiscal 2013 compared to fiscal 2012, and accounted for an approximate 110 basis point increase in our gross profit percentage for the first nine months of fiscal 2014 compared to the same period of fiscal 2013.  To a lesser extent, we have also seen a favorable foreign exchange impact on our yen-denominated operating expenses.  The weakening of the yen also favorably impacted other income on our Consolidated Statement of Income, and significantly impacted accumulated other comprehensive income on our Consolidated Balance Sheet.  Other income has been positively impacted based on the settlement or remeasurement of receivables and payables denominated in yen, including intercompany loans, net of the gains and losses incurred on forward foreign exchange contracts used to hedge the yen exposure.  During the fiscal year ended September 30, 2013 and the nine months ended June 30, 2014, we recorded $13.0 million and $1.6 million, respectively, in currency translation losses, net of tax, in other comprehensive income on our Consolidated Balance Sheet.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in yen when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of June 30, 2014, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At June 30, 2014, we had $175.0 million in long-term debt at variable interest rates.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.4 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At June 30, 2014, we owned two auction rate securities (ARS) with a total estimated fair value and par value of $5.9 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Notes 2 and 5 of the Notes to the Consolidated Financial Statements.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn is impacted by changes in consumer demand such as the significant shift in demand in recent years from semiconductor devices for personal computers to those for mobile internet devices.  Historically, semiconductor demand has fluctuated significantly due to industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate.  For example, we experienced soft demand conditions in the semiconductor industry during the first half of fiscal years 2012 and 2013, followed by stronger demand in the second half of each of those years.  During our first half of fiscal 2014, we again experienced relatively soft demand for our products, which we believe was primarily due to soft semiconductor industry demand, including traditional seasonal weakness that we typically have experienced in the first half of our fiscal year.  We experienced some improved demand conditions during the third quarter of fiscal 2014, and we anticipate those conditions will continue through the fourth quarter of the fiscal year.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

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

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  We also continue to develop our business in CMP pads.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, to continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through use of smaller quantities or their possible reuse or recycle, could render our products less important to the IC device manufacturing process.

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

During the nine months ended June 30, 2014 and 2013, our five largest customers accounted for approximately 56% and 53% of our revenue, respectively.  During the nine months ended June 30, 2014, Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung were our largest customers accounting for approximately 21% and 14%, respectively, of our revenue.  During the nine months ended June 30, 2013, TSMC and Samsung accounted for approximately 21% and 14%, respectively, of our revenue.  During full fiscal year 2013, our five largest customers accounted for approximately 53% of our revenue, with TSMC and Samsung accounting for approximately 21% and 13%, respectively.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 88% of our revenue was generated by sales to customers outside of the United States for both the nine months ended June 30, 2014 and full fiscal year ended September 30, 2013.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2014	18,100	$43.34	18,100	$149,216
May 1 through May 31, 2014	231,955	$42.22	231,955	$139,422
Jun. 1 through Jun. 30, 2014	180,115	$44.44	180,115	$131,417
Total	430,170	$43.20	430,170	$131,417

In November 2010, our Board of Directors authorized a share repurchase program for up to $125.0 million of our outstanding common stock, which became effective on the authorization date.  Under this program, as of December 13, 2011, we had $82.9 million remaining.  In December 2011, our Board of Directors authorized an increase in the amount available under this program from $82.9 million to $150.0 million.  As of March 31, 2014, $62.0 million remained outstanding under our share repurchase program.  In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the remaining $62.0 million to $150.0 million.  We repurchased 430,170 shares for $18.6 million during the third quarter of fiscal 2014 under it.  The manner in which the Company repurchases its shares is discussed above in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources".  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.60
Conformed Credit Agreement dated February 13, 2012 among Cabot Microelectronics Corporation, as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent.

10.66
Amendment No. 1 to Credit Agreement dated as of June 27, 2014 among Cabot Microelectronics Corporation, as Borrower, each lender party, Bank of America, N.A., as Administrative Agent, and each of the Guarantors.

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

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: August 8, 2014	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 8, 2014	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]