Form 10-K
period 2014-09-30
CABOT MICROELECTRONICS CORP
filed 2014-11-19
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

COMMISSION FILE NUMBER 00030205

CABOT MICROELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)
DELAWARE	364324765
(State of Incorporation)	(I.R.S. Employer Identification No.)

870 NORTH COMMONS DRIVE	60504
AURORA, ILLINOIS	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (630) 3756631

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]    No [ X ]

The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2014, as reported by the NASDAQ Global Select Market, was approximately $1,030,587,000.  For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

As of October 31, 2014, the Company had 23,792,980 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 3, 2015, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see Item 7 of Part II of this Form 10-K.

index
CABOT MICROELECTRONICS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

We currently operate predominantly in one industry segment – the development, manufacture and sale of CMP consumables products.  We develop, produce and sell CMP slurries for polishing many of the conducting, insulating and isolating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  In addition, we pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries.

CMP PROCESS WITHIN IC DEVICE MANUFACTURING

IC devices, or "chips", are components in a wide range of electronic systems for computing, communications, manufacturing and transportation.  Individual consumers most frequently encounter IC devices as mobile internet devices (MIDs) such as smart phones and tablets, microprocessors, application processors and memory chips in their desktop or laptop computers, and in MP3 players, gaming devices, and digital cameras.  The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon, with the first manufacturing step referred to as a "wafer start".  A large number of identical IC devices, or dies, are manufactured on each wafer at the same time.  The initial steps in the manufacturing process build transistors and other electronic components on the silicon wafer.  These are isolated from each other using a layer of insulating material, most often silicon dioxide, to prevent electrical signals from bridging from one transistor to another.  These components are then wired together using conducting materials such as aluminum or copper in a particular sequence to produce a functional IC device with specific characteristics.  When the conducting wiring on one layer of the IC device is completed, another layer of insulating material is added.  The process of alternating insulating and conducting layers is repeated until the desired wiring within the IC device is achieved. At the end of the process, the wafer is cut into the individual dies, which are then packaged to form individual chips.

Demand for CMP consumables products, including slurries and pads, used in the production of IC devices is primarily based on the number of wafer starts by semiconductor manufacturers and the type and complexity of the IC devices they produce.  To enhance the performance of IC devices, IC device manufacturers have progressively increased the number and density of electronic components and wiring layers in each IC device.  This is typically done in conjunction with shrinking the key dimensions on an IC device from one technology generation, or "node," to another. As a result, the number of transistors, wires and the number of discrete wiring layers have increased, increasing the complexity of the IC device and the related demand for CMP consumables products.  As semiconductor technology has advanced and performance requirements of IC devices have increased, the percentage of IC devices that utilize CMP in the manufacturing process has increased steadily over time.  We believe that CMP is used in the majority of all IC devices made today, and we expect that the use of CMP will continue to increase in the future.

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

CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with a greater density of transistors and other electronic components.  With smaller IC devices, IC device manufacturers can increase the number of IC devices that fit on a wafer, which increases their throughput, or the number of IC devices that can be manufactured in a given time period.  CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield.  Improvements in throughput and yield reduce an IC device manufacturer's unit production costs, which improves the return on its significant investment in manufacturing capacity, which is a high priority for a semiconductor manufacturer.  More broadly, sustained growth in the semiconductor industry traditionally has been fueled by enhanced performance and lower unit costs, making IC devices more affordable in an expanding range of applications.

PRECISION POLISHING

Through our ESF business, we are applying our technical expertise in CMP consumables and polishing techniques developed for the semiconductor industry to demanding applications in other industries where shaping, enabling and enhancing the performance of surfaces is critical to success, such as for precision optics and electronic substrates, including silicon and silicon-carbide wafers.  We sell our CMP consumables products to silicon wafer manufacturers and we anticipate future growth in this market.

Many of the production processes currently used in precision machining and polishing have been based on traditional, labor-intensive techniques, which are being replaced by computer-controlled, deterministic processes. Our wholly-owned subsidiary, QED Technologies International, Inc. (QED), is a leading provider of deterministic finishing technology for the precision optics industry. We believe precision optics are pervasive, serving several existing large markets such as semiconductor equipment, aerospace, defense, biomedical, research and digital imaging.

index
OUR PRODUCTS

CMP CONSUMABLES FOR IC DEVICES

We develop, produce and sell CMP slurries for polishing a wide range of materials that conduct electrical signals, including tungsten, copper, tantalum (commonly referred to as "barrier" which is used in copper wiring applications) and aluminum.  Slurries for polishing tungsten are used heavily in the production of advanced memory and logic devices for a multitude of end use applications such as computers and servers, MIDs such as smart phones and tablets, MP3 players, gaming devices, and digital cameras, as well as in mature logic applications such as those used in automobiles and communication devices.  Slurries for polishing copper and barrier materials are used in the production of advanced IC logic devices such as microprocessors for computers, and devices for graphic systems, gaming systems and communication devices, as well as in the production of advanced memory devices.  These products include different slurries for polishing the copper film and the thin barrier layer used to separate copper from the adjacent insulating material.  Slurries for polishing aluminum are relatively new in the CMP consumables market and are used in the most advanced transistor gate structures currently in production.  We offer multiple products for each technology node to enable different integration schemes depending on specific customer needs.

We also develop, manufacture and sell slurry products used to polish the dielectric insulating materials that separate conductive layers within logic and memory IC devices.  Our slurry products for these materials are primarily used in mature, high volume polishing applications called Interlayer Dielectric, or ILD, in the production of both logic and memory devices.  Our more advanced dielectrics products are designed to deliver higher performance and lower cost of ownership in traditional ILD applications, as well as to meet the more stringent and complex performance requirements of lower-volume, more specialized dielectrics polishing applications at advanced technology nodes.  Some of the applications for advanced dielectrics slurries include shallow trench isolation (STI), "stop on poly" isolation, bulk oxide polishing, and polishing of various dielectrics in advanced transistor designs.

We develop, produce and sell CMP polishing pads, which are consumable materials that work in conjunction with CMP slurries in the CMP polishing process.  We believe that CMP polishing pads represent a natural adjacency to our CMP slurry business, since the technologies are closely related and utilize the same technical, sales and support infrastructure. We believe our unique pad material and our continuous pad manufacturing process enable us to produce a pad with a longer pad life, greater consistency from pad to pad, and enhanced performance compared to other pad offerings, resulting in lower cost of ownership for our customers. We are producing and selling pads that can be used on a variety of polishing tools, over a range of applications, including tungsten, copper, and dielectrics, over a range of technology nodes, and on both 200mm and 300mm wafers.

CMP CONSUMABLES FOR THE DATA STORAGE INDUSTRY

We develop, produce and sell CMP slurries for polishing certain materials that are used in the production of rigid disks and magnetic heads used in hard disk drives for computer and other data storage applications, which represent an extension of our core CMP slurry technology and manufacturing capabilities established for the semiconductor industry.  We believe CMP significantly improves the surface finish of these rigid disk coatings, resulting in greater storage capacity of the hard disk drive systems, and also improves the production efficiency of manufacturers of hard disk drives by helping increase their throughput and yield.

index
PRECISION OPTICS PRODUCTS

Through our QED subsidiary, we design and produce precision polishing and metrology systems for advanced optic applications that allow customers to attain near-perfect shape and surface finish on a range of optical components such as mirrors, lenses and prisms.  Historically, advanced optics have been produced using labor-intensive artisanal processes, and variability has been common.  QED has automated the polishing process for advanced optics to enable rapid, deterministic and repeatable surface correction to the most demanding levels of precision in dramatically less time than with traditional means.  QED's polishing systems use Magneto-Rheological Finishing (MRF), a proprietary surface figuring and finishing technology that employs magnetic fluids and sophisticated computer technology to polish a variety of shapes and materials.  QED's metrology systems use proprietary Subaperture Stitching Interferometry (SSI) technology, which captures precise metrology data for large and/or strongly curved optical parts. SSI technology includes proprietary Aspheric Stitching Interferometry (ASI), which is designed to measure increasingly complex shapes, including non-spherical surfaces, or aspheres.  QED's products also include MRF polishing fluids and MRF polishing components, as well as optical polishing services and polishing support services.

STRATEGY

We collaborate closely with our customers to develop and manufacture products that offer innovative and reliable solutions to our customers' challenges and we strive to consistently and reliably deliver and support these products around the world through what we believe is a robust global infrastructure and supply chain.  We continue to focus on the execution of our primary strategies related to technology, customer collaboration and supply chain excellence.  We are also leveraging our expertise in CMP consumable processes to expand our ESF business in the optics and electronic substrates markets.

STRENGTHENING AND GROWING OUR CORE CMP CONSUMABLES BUSINESS

Developing Innovative Solutions:  We believe that technology and innovation are vital to success in our CMP consumables business, and we devote significant resources to research and development.  We focus our research and development activity on developing innovative new CMP consumables products for leading-edge applications for our technology-leading customers.  We have established research and development facilities in the United States, Japan, Taiwan, Singapore, and South Korea, in order to meet our customers' technology needs on a global basis.

We believe our ability to create innovative products for leading-edge applications has been demonstrated, in particular, by the growth in revenues over the past few years from our slurry products for polishing aluminum and advanced dielectrics, both of which achieved record revenue levels in fiscal 2014.  We believe our focused effort on advanced technologies with technology-leading customers will enable us to create more compelling new products as technology continues to advance.  In addition, we believe our polishing pads product area, in which we also achieved record revenue in fiscal 2014, represents an excellent opportunity for continued growth. We believe our pads are innovative, offering a compelling value proposition in terms of longer pad life and lower defectivity for certain applications, as compared with competitive offerings.

Close Collaboration with Our Customers:  We believe that building close relationships with our customers is key to achieving long-term success in our business.  We collaborate with our customers to identify and develop new and improved CMP solutions, to integrate our products into their manufacturing processes, and to assist them with supply, warehouse and inventory management.  Our customers demand a highly reliable supply source, and we believe we have a competitive advantage because of our ability to timely deliver high-quality products and service from the early stages of product development through the high-volume commercial use of our products.  We have strategically located our research and development and clean room facilities, manufacturing operations, and related technical and customer support teams to be responsive to our customers' needs.  We believe our extensive research and development facilities, in close proximity to our customers, provide a competitive advantage.

index

We believe the seven supplier excellence awards we received from our customers in fiscal 2014 exemplify our commitment to delivering high-performing and high-quality products to our customers through close collaboration with them.  These awards recognized our product quality and reliability, as well as customer support capabilities. Our global business teams are focused on a range of projects with our customers to address specific business opportunities at advanced technology nodes.

Robust Global Supply Chain:  We believe that product and supply chain quality is critical to success in our business.  Our customers demand continuous improvement in the performance of our products, in terms of product quality and consistency.  We strive to reduce variation in our products and processes in order to increase quality, productivity and efficiency, and improve the uniformity and consistency of performance of our CMP consumables products.  Reducing variability becomes more important to our customers as they migrate to smaller, advanced technology nodes.  Our global manufacturing sites are managed to ensure we have the people, training and systems needed to support the stringent industry demands for product quality.  To support our quality initiative, we practice the concepts of Six Sigma across our Company, which we believe has contributed to lower variability in our products and sustained improvement in productivity in our operations.  Six Sigma is a systematic, data-driven approach and methodology for improving quality by reducing variability.

We also believe that continuous improvement and variation reduction in our global supply chain are critical to our success and the success of our customers.  We believe our capabilities in supply chain management and quality systems differentiate us from our competitors. Our worldwide CMP consumables manufacturing plants and global network of suppliers also provide supply chain flexibility if unexpected events occur.

LEVERAGING OUR EXPERTISE INTO NEW MARKETS - ENGINEERED SURFACE FINISHES BUSINESS

In addition to strengthening and growing our core CMP consumables business, we continue to pursue development of our ESF business.  We believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries that are synergistic to our CMP consumables business.  Our primary focus in our ESF business is on opportunities in precision optics and electronic substrates.

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

INDUSTRY TRENDS

SEMICONDUCTOR INDUSTRY

We believe the semiconductor industry continues to demonstrate a number of trends: demand within the semiconductor business is currently being driven more by MIDs than by personal computers (PCs); overall industry growth is slowing; our customer base continues to consolidate; the industry has become less cyclical, with more seasonal swings in demand; there is continued pressure to reduce costs; and, the pace of technology advancement appears to be slowing.

The significant shift in semiconductor industry demand over the past several years to MIDs from devices for PCs continued in fiscal 2014.  Demand for MIDs increased again during our fiscal year, while demand for PCs continued to decline, although at a slower rate than the past two years.  Since the semiconductor content of MIDs is much lower than that of PCs, this shift in demand has resulted in slower overall growth within the semiconductor industry over the last several years, and industry experts generally expect this trend to continue.  We continue to believe that semiconductor industry demand will grow over the long term, albeit at a slower rate than in the past, based on increased usage of IC devices in existing applications, as well as an expanding range of new uses of IC devices.

index

Our customer base within the semiconductor industry is consolidating as larger semiconductor manufacturers have generally grown faster than the smaller ones, through mergers and acquisitions as well as through alliances among and between different companies.  The costs to achieve the required scale in manufacturing within the semiconductor industry continue to rise, along with the related costs of research and development, and larger manufacturers generally have greater access to the resources necessary to manage their businesses, than do smaller ones.  This trend is particularly evident in capital spending within the industry.  The largest semiconductor companies now account for a significant majority of total capital spending in the industry.  It appears that this concentration of capital investment may be resulting in more-rational capacity addition, thereby reducing the cyclicality of the industry. At the same time, the greater demand for MIDs, which are consumer-oriented, versus the more corporate-driven PC demand of the past, appears to be causing more prominent seasonal shifts in demand around "back to school" and "holiday" periods of the year.  Over the course of the last three fiscal years, we have seen this seasonality in the form of softer demand for our products in the first half of the fiscal year followed by stronger demand in the second half, and there are indications that demand may be softening again as we enter fiscal 2015.  As we have successfully demonstrated in our business to-date, we believe that we are well-positioned to operate successfully over a range of demand environments.

As demand for more advanced and lower cost electronic devices grows, there is continued pressure on IC device manufacturers to reduce their costs. Many manufacturers reduce costs by pursuing ever-increasing scale in their operations.  In addition, manufacturers seek to reduce their production costs by increasing their production yields regardless of the number of units they produce.  Thus, they look for CMP consumables products with quality and performance attributes that can reduce their overall cost of ownership, pursue ways to use lesser amounts of CMP materials, and also aggressively pursue price reductions for these materials. The pressure on IC device manufacturers to reduce costs has led a number of them to increase their use of third-party manufacturers, or foundries, which also leads to increasing scale and lower costs for these foundries.

Manufacturers also have historically reduced cost, and simultaneously improved device performance, by migrating to smaller technology nodes.  However, as the industry continues to shrink dimensions, leading edge technology node transitions are becoming more challenging due to technical and physical obstacles, and the pace of technology change appears to be slowing.  In response, to achieve performance and cost improvements, semiconductor manufacturers appear to be placing a greater emphasis on new device architecture, including high K metal gate structures, 3D NAND and FinFET.  We believe these new device architectures will require more highly engineered materials to be supplied to the semiconductor manufacturers, including innovative new CMP solutions.

CMP CONSUMABLES INDUSTRY

Demand for CMP consumables is primarily driven by wafer starts, so the CMP consumables industry reflects the semiconductor industry demand patterns in terms of cyclicality, seasonality and specific device types.  Our revenue and net income for fiscal years 2012 through 2014 demonstrated seasonal swings in demand as we saw softer demand for our products in the first half of each of these fiscal years, followed by stronger demand during the second half.  Over the long term, we anticipate the worldwide market for CMP consumables used by IC device manufacturers will grow as a result of expected long-term growth in wafer starts, an increase in the number of CMP polishing steps required to produce these devices and the introduction of new materials that will require CMP, including those related to new device architectures such as high K metal gate, 3D NAND and FinFET.

We expect the anticipated long-term growth in demand will be somewhat mitigated by continued efficiency improvements in CMP consumable usage as customers seek to reduce their costs.  As discussed above, semiconductor manufacturers look for ways to lower the cost of CMP consumables in their production operations, including improvements in technology, dilution of slurry, use of concentrated slurry products, or reduction of slurry flow rate during production to reduce the total amount of slurry used, and extension of pad lives.  In addition, CMP demand also depends upon the specific mix of IC device demand, since the intensity of CMP usage varies by IC device type.

index

We believe that CMP technical solutions are becoming more complex, with leading-edge technologies generally requiring greater customization by customer, tool set and process integration approach.  As a result, we generally see customers selecting suppliers earlier in their development processes and maintaining preferred supplier relationships through production.  Therefore, we believe that close collaboration with our customers at the beginning of development cycles offers the best opportunity for optimal CMP solutions.  We also believe that research and development programs with customers and suppliers continue to be vital to our success as we develop and commercialize innovative, high-performing and more cost-effective CMP solutions.

COMPETITION

We compete in the CMP consumables industry, which is characterized by rapid advances in technology and demanding product quality and consistency requirements.  We face competition from other CMP consumables suppliers. We also may face competition in the future from significant changes in technology or emerging technologies. However, we believe we are well-positioned to continue our leadership in CMP slurries, and to continue to grow our CMP pad product area. We believe we have the experience, scale, capabilities and infrastructure that are required for success, and we work closely with the largest customers in the semiconductor industry to meet their growing expectations as a trusted business partner.

Our CMP slurry competitors range from small companies that compete with a single product or in a single geographic region, to divisions of global companies with multiple lines of CMP products.  However, we believe we are the leader in CMP slurries.  In our view, we are the only CMP slurry supplier today that serves a broad range of customers by offering and supporting a full line of CMP slurry solutions for all major applications, with a proven track record of supplying these products globally in high volumes with the requisite high level of technical support services.

With respect to CMP polishing pads, a division of Dow Chemical has held the leading position in this area for many years.  We believe we are the second largest supplier of CMP polishing pads to the industry.  A number of other companies have entered this area of the CMP consumables business, providing potentially viable product alternatives. We believe our pad materials and our continuous pad manufacturing process have enabled us to produce pads that provide our customers with longer pad life, lower defectivity and greater consistency than traditional offerings, thus reducing our customers' total pad cost.  We believe this has fueled adoption of our pad products.

Our QED subsidiary operates in the precision optics industry.  There are few direct competitors of QED because its technology is still relatively new and unique.  We believe QED's technology provides a competitive advantage to customers in the precision optics industry, which still relies heavily on traditional artisanal methods of fabrication.

CUSTOMERS, SALES AND MARKETING

Within the semiconductor industry, our customers are primarily producers of logic IC devices or memory IC devices, or providers of IC foundry services.  Logic customers often outsource some or all of the production of their devices to foundries, which provide contract manufacturing services, in order to avoid the high cost of process development, construction and operation of a fab, or to provide additional capacity when needed.  In fiscal 2014, excluding revenue attributable to data storage and ESF customers, approximately 49% of our revenue was from foundry customers, 34% from memory customers and 17% from logic customers.

index

Based upon our own observations and customer survey results, we believe the following factors are the primary influences of our customers' CMP consumables buying decisions: overall cost of ownership, which represents the cost to purchase, use and maintain a product; product quality and consistency; product performance and its impact on a customer's overall yield; engineering support; and, delivery and supply assurance.  We believe that greater customer sophistication in the CMP process, more challenging integration schemes, additional and unique polishing materials, and cost pressures will continue to increase demands on CMP consumables suppliers such as our Company. When these factors are combined with our customers' desires to gain purchasing leverage and lower their cost of ownership, we believe that only the most reliable, innovative, cost effective, service-driven CMP consumables suppliers will thrive.

We use a collaborative approach to build close relationships with our customers in a variety of areas, and we have customer-focused teams located in each major geographic region.  Our sales process begins long before the actual sale of our products, and occurs on a number of levels.  Due to the long lead times from research and development to product commercialization and sales, we have research teams that collaborate with technology-leading customers on emerging applications years before the products are required by the market.  We also have development teams that interact closely with these customers, using our research and development facilities and capabilities to design CMP products tailored to their precise needs.  Next, our applications engineers work with customers to integrate our products into their manufacturing processes.  Finally, as part of our sales process, our logistics and sales personnel provide supply, warehouse and inventory management for our customers.

We market our products primarily through direct sales to our customers, although we use distributors in certain areas.  We believe this strategy of primarily direct sales provides us an additional means to collaborate with our customers.

Our QED subsidiary supports customers in the semiconductor equipment, aerospace, defense, research, biomedical and digital imaging markets.  QED counts among its worldwide customers leading precision optics manufacturers, major semiconductor original equipment manufacturers, research institutions, and technology providers to the United States government.

In fiscal 2014, our five largest customers accounted for approximately 54% of our revenue, with Taiwan Semiconductor Manufacturing Corporation and Samsung accounting for approximately 22% and 14% of our revenue, respectively.  For additional information on concentration of customers, refer to Note 2 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of this Form 10-K.

RESEARCH, DEVELOPMENT AND TECHNICAL SUPPORT

We believe that technology is vital to success in our CMP and ESF businesses, and we plan to continue to devote significant resources to research, development and technical support (R&D), and balance our efforts between the shorter-term market needs and the longer-term investments required of us as a technology leader.  We focus our R&D efforts on product innovation at leading-edge applications for our technology-leading customers.  We develop new and enhanced CMP solutions tailored to these customers' requirements using our expertise in formulation science, product engineering and manufacturing technology. We work closely with these customers at their facilities to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions.

Our technology efforts are focused on five main areas that span the early conceptual stage of product development involving new materials, processes and designs several years in advance of commercialization, to continuous improvement of already commercialized products in daily use in our customers' manufacturing facilities. These five areas are:

	Research related to fundamental CMP technology;
	Development of new and enhanced CMP consumables products, including collaboration on joint development projects with key customers;
	Process development to support rapid and effective commercialization of new products;
	Technical support of our CMP products in our customers' research, development and manufacturing facilities; and,
	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

index

Our research in CMP slurries and pads addresses a breadth of complex and interrelated performance criteria that relate to the functional performance of the IC, our customers' manufacturing yields, and their overall cost of ownership.  We design slurries and pads that are capable of polishing one or more materials of differing hardness, sometimes at the same time, that comprise the semiconductor circuitry.  In addition, our products must achieve the desired surface conditions at high polishing rates, high processing yields and low consumables costs in order to provide acceptable system economics for our customers. As dimensions become smaller and materials and designs increase in complexity, these challenges require significant investments in R&D.

We also commit internal R&D resources to our ESF business. We believe that application areas such as precision optics and electronic substrates represent natural adjacencies to our core CMP business and technology.  Products under development include products used to polish silicon and silicon-carbide wafers to improve the surface quality of these wafers and reduce the customers' total cost of ownership.

We believe that a competitive advantage can be gained through technology, and that our investments in R&D provide us with polishing and metrology capabilities that support the most advanced and challenging customer technology requirements on a global basis.  In fiscal years 2014, 2013 and 2012, we incurred approximately $59.4 million, $61.4 million and $58.6 million, respectively, in R&D expenses.  We believe our Six Sigma initiatives in our R&D efforts allow us to conduct more research at a lower cost than through other means.  Investments in property, plant and equipment to support our R&D efforts are capitalized and depreciated over their useful lives.

Our global R&D team includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP consumable products.  We operate an R&D facility in Aurora, Illinois, that features a Class 1 clean room and advanced equipment for product development, including 300mm polishing and metrology capabilities; a technology center in Japan, which includes a Class 1 clean room with 300mm polishing, metrology and slurry development capabilities; an R&D facility in Taiwan that includes a clean room with 200mm polishing capability; an R&D facility in South Korea that provides slurry formulation capability; an R&D laboratory in Singapore that provides polishing, metrology and slurry development capabilities for the data storage industry; and, a research facility in Rochester, New York that supports our QED business.  All of these facilities underscore our commitment to continuing to invest in our technology infrastructure to maintain our technology leadership and to be responsive to the needs of our customers.

RAW MATERIALS SUPPLY

Engineered abrasive particles are significant raw materials we use in many of our CMP slurries.  Our strategy is to secure various sources of different raw materials, as appropriate, to enable the desired performance of our products, and monitor those sources as necessary to provide supply assurance.  Also, we have entered into multi-year supply agreements with a number of suppliers for the purchase of raw materials in the interest of supply assurance and to control costs.  For additional information regarding these agreements, refer to "Tabular Disclosure of Contractual Obligations", included in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in Item 7 of Part II of this Form 10-K.

INTELLECTUAL PROPERTY

Our intellectual property is important to our success and ability to compete. As of October 31, 2014, we had 1,248 active worldwide patents, of which 242 are U.S. patents, and 429 pending worldwide patent applications, of which 80 are in the U.S.  Many of these patents are important to our continued development of new and innovative products for CMP and related processes, as well as for new businesses.  Our patents have a range of duration and we do not expect to lose worldwide coverage of any material patent through expiration within the next two years.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements.  We vigorously and proactively pursue parties that attempt to compromise our investments in research and development by infringing our intellectual property, and have been successful in upholding the validity of our patents.

index

Most of our intellectual property has been developed internally, but we also may acquire intellectual property from others to enhance our intellectual property portfolio. These enhancements may be via licenses or assignments or we may acquire certain proprietary technology and intellectual property when we make acquisitions.  We believe these technology rights can enhance our competitive advantage by providing us with future product development opportunities and expanding our already substantial intellectual property portfolio.

ENVIRONMENTAL MATTERS

    Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health.  We believe that our facilities are in substantial compliance with applicable environmental laws and regulations.  Our major operations in the United States, Japan, Singapore, South Korea and Taiwan are ISO 14001 Environmental and OHSAS 18001 Safety and Health certified, which requires that we implement and operate according to various procedures that demonstrate our dedication to waste reduction, energy conservation and other sustainability concerns.  We are committed to maintaining these certifications.  We will also seek to obtain additional certifications, as applicable, in the areas in which we do business.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations in both the United States and other countries. However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition or results of operations.

EMPLOYEES

We believe we have a world-class team of employees who are the foundation of the Company's success. As of October 31, 2014, we employed 1,054 individuals, including 556 in operations, 278 in research and development and technical, 92 in sales and marketing and 128 in administration.  In general, none of our employees are covered by collective bargaining agreements. We have not experienced any work stoppages and consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We sell our products worldwide.  We believe our geographic coverage allows us to utilize our business and technical expertise from a worldwide workforce, provides stability to our operations and earnings streams to offset geography-specific economic exposures, and offers us an opportunity to take advantage of new markets for products.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by changes in consumer demand such as the significant shift in demand in recent years from semiconductor devices for personal computers to those for mobile internet devices.  Historically, semiconductor demand has fluctuated significantly due to industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate.  For example, we experienced soft demand conditions in the semiconductor industry during the first half of fiscal years 2012 and 2013, followed by stronger demand in the second half of each of those years.  During our first half of fiscal 2014, we again experienced relatively soft demand for our products, which we believe was primarily due to seasonal weakness that we typically have experienced in the first half of our fiscal year.  We experienced improved demand conditions during the second half of fiscal 2014, as our revenue in the second half of fiscal 2014 increased 12.4% from our revenue in the first half of the fiscal year. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

Adverse global economic and industry conditions may have other negative effects on our Company.  For instance, we may experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, as evidenced by the $3.7 million bad debt expense we recorded in fiscal 2012, related to the Elpida Memory, Inc. bankruptcy filing in Japan, or our production process may be harmed if our suppliers cannot fulfill their obligations to us.  We may also have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

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

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  We also continue to develop our business in CMP pads.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through use of smaller quantities could render our products less important to the IC device manufacturing process.

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THESE CUSTOMERS

Our CMP consumables customer base is concentrated among a limited number of large customers.  The semiconductor industry is consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through mergers and acquisitions as well as through strategic alliances. Industry analysts predict that this trend will continue, which means the semiconductor industry will be comprised of fewer and larger participants if their prediction is correct. One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables purchased from us. Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in CMP consumables sold to these principal customers could seriously harm our business, financial condition and results of operations.

In fiscal 2014, our five largest customers accounted for approximately 54% of our revenue, with Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung accounting for approximately 22% and 14%, respectively, of our revenue.  In fiscal year 2013, our five largest customers accounted for approximately 53% of our revenue, with TSMC and Samsung accounting for approximately 21% and 13%, respectively.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP SUPERIOR CMP CONSUMABLES PRODUCTS, OFFER BETTER PRICING TERMS OR SERVICE, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from other CMP consumables manufacturers or any new entrants could seriously harm our business and results of operations, and this competition could continue to increase. Increased competition has and may continue to impact the prices we are able to charge for our CMP consumables products, as well as our overall business.  In addition, our competitors could have or obtain intellectual property rights which could restrict our ability to market our existing products and/or to innovate and develop new products.

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

We believe it would be difficult to promptly secure alternative sources of key raw materials in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by us and our customers. In addition, new contract terms, contractual amendments to the existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us.  Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could occupy technical resources of our customers that might otherwise be used to evaluate our new products, thus delaying potential revenue growth, or motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 88%, 88% and 87% of our revenue was generated by sales to customers outside of the United States for fiscal 2014, 2013 and 2012, respectively.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

index

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND MERGERS OR STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in technologies, assets and companies, either through acquisitions, mergers, investments or alliances, in order to supplement our internal growth and development efforts. Acquisitions, mergers, and investments involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; diversion of management's attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

Further, we may never realize the perceived or anticipated benefits of a business combination or merger with, or asset or other acquisition of, or investments in, other entities.  Transactions such as these could have negative effects on our results of operations, in areas such as contingent liabilities, gross profit margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities.  Investments in and acquisitions of technology-related companies or assets are inherently risky because these businesses or assets may never develop, and we may incur losses related to these investments.  In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

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

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements by, and changes in market evaluations of, us or participants in the semiconductor and related industries; changes in business or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital management strategy, including the incurrence of debt or entering into a business combination; and trading volume of our common stock.

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
an additional 13.2 acres of vacant land in Aurora, Illinois; and, a facility in Addison, Illinois, comprising approximately 15,000 square feet.

In addition, we lease a facility in Rochester, New York, comprising approximately 23,000 square feet.

Our principal foreign facilities that we or our subsidiaries own consist of:

a commercial slurry and pad manufacturing plant, automated warehouse, research and development facility and offices in Kaohsiung County, Taiwan, comprising approximately 170,000 square feet;
a commercial slurry manufacturing plant and distribution center, and a development and technical support facility in Geino, Japan, comprising approximately 144,000 square feet; and, a commercial slurry manufacturing plant, research and development facility and offices in Oseong, South Korea, comprising approximately 56,000 square feet.

Our principal foreign facilities that we lease consist of:

an office, laboratory and commercial polishing pad manufacturing plant in Hsin-Chu, Taiwan, comprising approximately 31,000 square feet; and, a commercial slurry manufacturing plant, research and development facility and business office in Singapore, comprising approximately 24,000 square feet.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

index
EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers and their ages as of October 31, 2014.

NAME	AGE	POSITION

William P. Noglows	56	Chairman of the Board, President and Chief Executive Officer
H. Carol Bernstein	54	Vice President, Secretary and General Counsel
Yumiko Damashek	58	Vice President, Japan and Asia Operations
William S. Johnson	57	Executive Vice President and Chief Financial Officer
David H. Li	41	Vice President, Asia Pacific Region
Ananth Naman	44	Vice President, Research and Development
Daniel J. Pike	51	Vice President, Corporate Development
Lisa A. Polezoes	50	Vice President, Human Resources
Stephen R. Smith	55	Vice President, Marketing
Adam F. Weisman	52	Executive Vice President
Daniel S. Wobby	51	Vice President, Global Sales
Thomas S. Roman	53	Principal Accounting Officer and Corporate Controller

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

YUMIKO DAMASHEK has served as our Vice President, Japan and Asia Operations since June 2008.  Previously, Ms. Damashek served as Managing Director of Japan since November 2005.  Prior to joining us, Ms. Damashek served as President for Celerity Japan, Inc.  Prior to that, she held various leadership positions at Global Partnership Creation, Inc. and Millipore Corporation.  Ms. Damashek received her B.A. from the University of Arizona and her M.B.A. from San Diego State University.  Ms. Damashek is also a director of Reno Sub-Systems, Inc.

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

index
ANANTH NAMAN has served as our Vice President of Research and Development since January 2011.  Previously, Dr. Naman was our Director of Product Development starting in April 2009, and Director of Pads Technology from January 2006 through March 2009.  Prior to joining us, Dr. Naman managed research and development efforts at Honeywell International from July 2000 to December 2005, and from 1997 to 2000 he held positions in research and development at Seagate Technology.  Dr. Naman earned B.S., M.S. and Ph.D. degrees in Materials Science and Engineering from the University of Florida.

DANIEL J. PIKE has served as our Vice President of Corporate Development since January 2004 and prior to that was our Vice President of Operations from December 1999.  Mr. Pike served as Director of Global Operations for the microelectronic materials division of Cabot Corporation from 1996 to 1999.  Prior to that, Mr. Pike worked for FMC Corporation in various marketing and finance positions.  Mr. Pike received his B.S. in Chemical Engineering from the University of Buffalo and his M.B.A. from the Wharton School, University of Pennsylvania.

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

STEPHEN R. SMITH has served as our Vice President of Marketing since September 2006, and previously was our Vice President of Marketing and Business Management since April 2005, and our Vice President of Sales and Marketing from October 2001.  Prior to joining us, Mr. Smith served as Vice President, Sales & Business Development for Buildpoint Corporation from 2000 to April 2001.  Prior to that, Mr. Smith spent 17 years at Tyco Electronics Group, formerly known as AMP Incorporated, in various management positions.  Mr. Smith earned a B.S. in Industrial Engineering from Grove City College and an M.B.A. from Wake Forest University.

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

DANIEL S. WOBBY has served as our Vice President of Global Sales since June 2008.  Prior to that, Mr. Wobby served as Vice President, Asia Pacific Region since September 2005.  Previously, Mr. Wobby served as Vice President, Greater China and Southeast Asia starting in February 2004, and as Corporate Controller and Principal Accounting Officer from 2000 to 2004.  From 1989 to 2000, Mr. Wobby held various accounting and operations positions with Cabot Corporation culminating in serving as Director of Finance.  Mr. Wobby earned a B.S. in Accounting from St. Michael's College and an M.B.A. from the University of Chicago.

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

		HIGH	LOW
Fiscal 2013
	First Quarter	35.51	29.04
	Second Quarter	37.38	33.61
	Third Quarter	36.54	31.51
	Fourth Quarter	39.10	33.38
Fiscal 2014
	First Quarter	45.70	37.98
	Second Quarter	47.73	39.11
	Third Quarter	45.88	41.03
	Fourth Quarter	46.08	39.74
Fiscal 2015 First Quarter (through October 31, 2014)		48.70	40.12

As of October 31, 2014, there were approximately 662 holders of record of our common stock.  No dividends were declared or paid in fiscal 2014 or fiscal 2013, and we have no current plans to pay cash dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jul. 1 through Jul. 31, 2014	145,111	$44.22	145,111	$125,000
Aug. 1 through Aug. 31, 2014	-	-	-	$125,000
Sep. 1 through Sep. 30, 2014	-	-	-	$125,000
Total	145,111	$44.22	145,111	$125,000

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million.  Under this program, we repurchased 1,229,494 shares for $53.0 million in fiscal 2014.  As of September 30, 2014, $125.0 million remains outstanding under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-K.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Separate from this share repurchase program, a total of 46,518 shares were purchased during fiscal 2014 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

index

EQUITY COMPENSATION PLAN INFORMATION

See Part II, Item 12 of this Form 10-K for information regarding shares of common stock that may be issued under the Company's existing equity compensation plans.

index

STOCK PERFORMANCE GRAPH

The following graph illustrates the cumulative total stockholder return on our common stock during the period from September 30, 2009 through September 30, 2014 and compares it with the cumulative total return on the NASDAQ Composite Index and the Philadelphia Semiconductor Index.  The comparison assumes $100 was invested on September 30, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of the special cash dividend we paid to our stockholders in fiscal 2012. The performance shown is not necessarily indicative of future performance.  See "Risk Factors" in Part I, Item 1A above.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cabot Microelectronics Corporation, the NASDAQ Composite Index and the PHLX Semiconductor Index

$250
$200
$150
$100
$50
$0
9/09 12/09 3/10 6/10 9/10 12/10 3/11 6/11 9/11 12/11 3/12 6/12 9/12 12/12 3/13 6/13 9/13 12/13 3/14 6/14 9/14
Cabot Microelectronics Corporation
NASDAQ Composite
PHLX Semiconductor

*$100 invested on 9/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/09	12/09	3/10	6/10	9/10	12/10	3/11	6/11	9/11	12/11	3/12

Cabot Microelectronics Corporation	100.00	94.55	108.52	99.23	92.31	118.90	149.89	133.30	98.65	135.54	159.11
NASDAQ Composite	100.00	107.15	113.06	100.32	112.55	126.11	132.39	132.59	116.28	127.05	150.42
Philadelphia Semiconductor	100.00	108.00	108.12	95.77	106.18	124.44	130.49	130.04	113.44	126.29	149.98

	6/12	9/12	12/12	3/13	6/13	9/13	12/13	3/14	6/14	9/14

Cabot Microelectronics Corporation	119.54	143.81	145.32	142.21	135.09	157.60	187.02	180.07	182.73	169.63
NASDAQ Composite	143.37	153.12	148.65	162.06	169.67	189.49	210.39	212.17	222.55	227.09
Philadelphia Semiconductor	133.23	134.67	139.50	152.75	158.26	167.80	182.92	197.73	214.08	217.80

index

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for each year of the five-year period ended September 30, 2014, has been derived from the audited consolidated financial statements.

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

CABOT MICROELECTRONICS CORPORATION
SELECTED FINANCIAL DATA - FIVE YEAR SUMMARY
(Amounts in thousands, except per share amounts)
	Year Ended September 30,
	2014	2013 (1)	2012 (1)(2)	2011 (1)	2010
Consolidated Statement of Income Data:
Revenue	$424,666	$433,131	$427,657	$445,442	$408,201
Cost of goods sold	221,573	221,015	223,630	231,336	204,704
Gross profit	203,093	212,116	204,027	214,106	203,497

Operating expenses:
Research, development and technical	59,354	61,373	58,642	58,035	51,818
Selling and marketing	26,513	27,985	29,516	29,758	26,885
General and administrative	45,418	46,287	49,345	45,928	50,783
Total operating expenses	131,285	135,645	137,503	133,721	129,486

Operating income	71,808	76,471	66,524	80,385	74,011

Interest expense	3,354	3,643	2,309	155	233
Other income (expense), net	140	1,392	(1,011)	(1,318)	(501)
Income before income taxes	68,594	74,220	63,204	78,912	73,277
Provision for income taxes	17,843	21,642	23,110	27,250	23,819
Net income	$50,751	$52,578	$40,094	$51,662	$49,458

Basic earnings per share	$2.12	$2.27	$1.76	$2.26	$2.14

Weighted average basic shares outstanding	23,704	22,924	22,506	22,896	23,084

Diluted earnings per share	$2.04	$2.19	$1.71	$2.20	$2.13

Weighted average diluted shares outstanding	24,611	23,760	23,244	23,435	23,273

Cash dividends per share	$-	$-	$15.00	$-	$-

	As of September 30,
	2014	2013 (1)	2012 (1)(2)	2011 (1)	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$284,155	$226,029	$178,459	$302,546	$254,164
Other current assets	143,838	136,769	135,906	124,848	126,865
Property, plant and equipment, net	100,821	111,985	125,020	130,791	115,811
Other assets	72,353	76,809	74,006	69,292	74,916
Total assets	$601,167	$551,592	$513,391	$627,477	$571,756

Current liabilities	$55,448	$68,221	$62,920	$55,439	$53,330
Long-term debt	164,063	150,937	161,875	-	-
Other long-term liabilities	9,654	8,992	9,058	6,325	4,083
Total liabilities	229,165	228,150	233,853	61,764	57,413
Stockholders' equity	372,002	323,442	279,538	565,713	514,343
Total liabilities and stockholders' equity	$601,167	$551,592	$513,391	$627,477	$571,756

(1) As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company has revised prior period financial statements to reflect the correction of certain items of income tax accounting identified in fiscal 2014, which related to fiscal years 2011 through 2013. As part of this revision, we also corrected previously disclosed out-of-period adjustments identified in our fiscal 2012 and 2013 financial statements. The Consolidated Statements of Income for fiscal years 2012 and 2013 in the table above reflect these revisions. It was not practical to identify the specific periods to which certain adjustments related. Consequently, the adjustments relating to fiscal years 2011 and prior have been reflected in the table above as adjustments to the ending Consolidated Balance Sheet as of September 30, 2011. These adjustments include a decrease of $3,011 in current assets, an increase of $2,259 in other assets, a decrease of $111 in current liabilities, and a decrease of $641 in stockholders' equity from the amounts reported in prior SEC filings.
(2) In fiscal 2012, in conjunction with a new capital management initiative, we completed a leveraged recapitalization and paid a special cash dividend of $15.00 per share, or $347,140 in the aggregate. The dividend was funded with a $175,000 term loan and $172,140 of existing Company cash balances.

index
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events, regulatory or legislative activity; various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the acquisition of or investment in other entities; uses and investment of the Company's cash balance; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; and the construction and operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

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

As we discussed throughout the past fiscal year, our fiscal 2014 results reflect the continued trend of seasonal changes in demand in the semiconductor industry around consumer-oriented "back-to-school" and "holiday" calendar periods.  Consistent with this trend, we experienced strengthening of demand for our products during the second half of the fiscal year after the relatively soft industry demand conditions we saw during the first half, similar to what we experienced during fiscal years 2013 and 2012.  The semiconductor industry continues to be driven by growth in demand for mobile electronic devices, but that growth appears to have been muted by continued weak demand for personal computers (PCs).  Since we serve the entire semiconductor market, fluctuations in demand for our products have generally reflected overall industry activity.  There are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part I, Item 1A entitled "Risk Factors" in this Form 10-K.

index

As discussed in Note 1 of the Notes to the Consolidated Financial Statements of this Form 10-K and previously in our Report on Form 10-Q for the quarter ended June 30, 2014, the Company has revised prior year financial statements to reflect adjustments and corrections of amounts recorded in fiscal years 2011 through 2013.  Specifically, references in this MD&A related to other income and expense, income tax expense, effective income tax rate, net income and diluted earnings per share for fiscal 2013 and fiscal 2012 reflect these revised amounts.

Revenue for fiscal 2014 was $424.7 million, which represented a decrease of 2.0% from $433.1 million reported for fiscal 2013.  The decrease in revenue from fiscal 2013 was mainly driven by: lower revenue from our QED Technologies International, Inc. (QED) subsidiary within our ESF business, which is primarily capital-equipment oriented; lower revenue from our data storage slurry products, which are tied to the contracting PC market; and, the adverse impact of foreign exchange rate changes, primarily related to the Japanese yen.  These decreases were partially offset by increased sales of our polishing pad products and increased sales of slurries for polishing tungsten and aluminum.

Gross profit expressed as a percentage of revenue for fiscal 2014 was 47.8%, which represents a decrease from the 49.0% reported for fiscal 2013.  The decrease in gross profit percentage from fiscal 2013 was primarily due to higher variable manufacturing costs, including higher raw material costs, partially offset by benefits associated with foreign exchange rate changes, primarily due to the weaker Japanese yen.  The gross profit percentage in fiscal 2014 included a 50 basis point reduction due to the effect of an asset impairment charge recorded in the second quarter of fiscal 2014, related to certain manufacturing assets.  We expect our gross profit percentage for full fiscal year 2015 to be in the range of 48% to 50% of revenue.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity, and fluctuations in our product mix or raw material costs, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses of $131.3 million, which include research, development and technical, selling and marketing, and general and administrative expenses, decreased 3.2%, or $4.4 million, from the $135.6 million reported for fiscal 2013.  The decrease was primarily due to lower staffing-related costs, including costs associated with our annual incentive bonus program (AIP), partially offset by higher professional fees.  We expect total operating expenses for our full fiscal year 2015 to be in the range of $132 million to $137 million.

Diluted earnings per share of $2.04 in fiscal 2014 decreased 6.8%, or $0.15, from $2.19 in fiscal 2013.  The decrease was primarily due to a lower gross profit margin and lower revenue, partially offset by lower operating expense and a lower effective tax rate.  Diluted earnings per share included a $0.06 adverse effect of the asset impairment charge noted above.

As discussed in Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-K, on June 27, 2014, we entered into an amendment to our existing Credit Agreement, which increased the total commitments under our term loan to $175.0 million, the same level as the original commitment under the Credit Agreement at its inception in 2012. The amendment also increased the uncommitted accordion feature on our revolving credit facility and improved certain pricing and covenant terms in the Credit Agreement.

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

index
ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances.  While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded.  In fiscal 2012, we recorded $3.7 million in bad debt expense for Elpida Memory, Inc. (Elpida), a significant customer in Japan that filed for bankruptcy protection in February 2012.  Elpida was acquired by Micron Technology, Inc. in fiscal 2014 and is paying the Company a portion of the balance owed over a period of seven years pursuant to its approved bankruptcy plan.  We will continue to monitor the financial solvency of our customers and, if global economic, or individual customer, conditions weaken, we may have to record additional increases to our allowance for doubtful accounts. As of September 30, 2014, our allowance for doubtful accounts represented 2.2% of gross accounts receivable.  If we had increased our estimate of bad debts to 3.2% of gross accounts receivable, our general and administrative expenses would have increased by $0.6 million.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances. Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability may be required. As of September 30, 2014, our warranty reserve represented 0.2% of the current quarter revenue.  If we had increased our warranty reserve estimate to 1.2% of the current quarter revenue, our cost of goods sold would have increased by $1.2 million.

INVENTORY VALUATION

We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable. An inventory reserve is maintained based upon a historical percentage of actual inventories written off applied against the inventory value at the end of the period, adjusted for known conditions and circumstances. We exercise judgment in estimating the amount of inventory that is obsolete. Should actual product marketability be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required. If we had increased our reserve for obsolete inventory at September 30, 2014 by 10%, our cost of goods sold would have increased by $0.2 million.

VALUATION AND CLASSIFICATION OF AUCTION RATE SECURITIES

As of September 30, 2014, we owned two auction rate securities (ARS) with an estimated fair value of $5.3 million and par value of $5.9 million which are classified as other long-term assets on our Consolidated Balance Sheet and are considered held-to-maturity investments.  In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.  Historically, these periodic auctions provided a liquid market for these securities.  Beginning in 2008, general uncertainties in the global credit markets reduced liquidity in the ARS market, and this illiquidity continues.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

We classify these investments as held-to-maturity based on our intention and ability to hold the securities until maturity.  Although there has been select trading activity on these securities, the ARS market is not considered active.  Consequently, we determine the fair value of these securities using level 2 fair value inputs, including trading activity.  The calculation of fair value and the balance sheet classification for our ARS requires critical judgments and estimates by management, including the probabilities that a security may be monetized through a future successful auction, of a refinancing of the underlying debt, or of a default in payment by the issuer or the bond insurance carrier.

index

An other-than-temporary impairment must be recorded when a credit loss exists; that is when the present value of the expected cash flows from a debt security is less than the amortized cost basis of the security.  However, we believe the gross $0.6 million unrecognized loss on these securities is due to illiquidity in the ARS market rather than credit loss.  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if the issuing municipalities are unable to pay their debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, we may not be able to monetize our securities in the near term and may be required to adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

We assess the recoverability of the carrying value of long-lived assets, including finite lived intangible assets, whenever events or changes in circumstances indicate that the assets may be impaired.  We perform a periodic review of our long-lived assets to determine if such impairment indicators exist.  We must exercise judgment in assessing whether an event of impairment has occurred.  For purposes of recognition and measurement of an impairment loss, long-lived assets are either individually identified or grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in this grouping. If the sum of the undiscounted future cash flows expected to result from the identified asset group is less than the carrying value of the asset group, an impairment provision may be required. The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset group from the net book value of the asset group. Determining future cash flows and estimating fair values require significant judgment and are highly susceptible to change from period to period because they require management to make assumptions about future sales and cost of sales generally over a long-term period. As a result of assessments performed during fiscal 2014, we recorded $2.3 million in impairment expense, primarily related to the write-off of certain operational assets.  In fiscal 2013, we recorded $0.2 million in impairment expense.  In fiscal 2012, we recorded impairment expense of $1.0 million.

We evaluate the estimated fair value of investments annually, or more frequently if indicators of potential impairment exist, to determine if an other-than-temporary impairment in the value of the investment has taken place.

BUSINESS COMBINATIONS

We have accounted for all business combinations under the purchase method of accounting.  As discussed in more detail in Note 3 of the Notes to the Consolidated Financial Statements in this Form 10-K, we were required to adopt new accounting standards for business combinations commencing after October 1, 2009.  However, we have not made any acquisitions for which we were required to apply these new standards.  We have allocated the purchase price of acquired entities to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development (IPR&D) based on their estimated fair values.  We engage independent third-party appraisal firms to assist us in determining the fair values of assets and liabilities acquired.  This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.  Contingent consideration was recorded as a liability when the outcome of the contingency became determinable.  Goodwill represents the excess of the purchase price over the fair value of net assets and amounts assigned to identifiable intangible assets.  Purchased IPR&D, for which technological feasibility has not yet been established and no future alternative uses exist, has been expensed immediately.

index

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

GOODWILL AND INTANGIBLE ASSETS

Purchased intangible assets with finite lives are amortized over their estimated useful lives and are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.  Goodwill and indefinite lived intangible assets are not amortized and are tested annually in our fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment. A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component. Components may be combined into one reporting unit when they have similar economic characteristics. We have four reporting units, three of which have goodwill and intangible assets as of September 30, 2014, the date of our annual impairment test.

Accounting guidance provides an entity the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a discounted cash flow analysis ("step one").  In fiscal 2012, we used the step zero approach in our annual impairment analysis for goodwill. In fiscal 2013 and 2014, we chose to refresh our step one analysis for goodwill impairment.

Similarly, an entity has the option to use a step zero or step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2012, we used the step zero approach in our annual impairment review.  In fiscal 2013 and 2014, we used a royalty savings method to determine the recoverability of indefinite-lived intangible assets.

Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.  As a result of the review performed in the fourth quarter of fiscal 2014, and the related sensitivity analysis, we determined that there was no impairment of our goodwill and intangible assets as of September 30, 2014.

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

ACCOUNTING FOR INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We assess whether our deferred tax assets will ultimately be realized and record an estimated valuation allowance on those deferred tax assets that may not be realized.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position. In fiscal 2012, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriating the earnings to the U.S.  In fiscal 2013 and 2014, we elected to permanently reinvest the earnings of all of our foreign subsidiaries.  See the section titled "Liquidity and Capital Resources" in this MD&A and Note 15 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information on income taxes and permanent reinvestment.

COMMITMENTS AND CONTINGENCIES

We have entered into certain unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers.  We review our agreements on a quarterly basis and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.  In addition, we are subject to the possibility of various loss contingencies arising in the ordinary course of business, such as a legal proceeding or claim.  An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements of this Form 10-K for a description of recent accounting pronouncements including the expected dates of adoption and effects on our results of operations, financial position and cash flows.

index

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

	Year Ended September 30,
	2014	2013	2012

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	52.2	51.0	52.3
Gross profit	47.8	49.0	47.7

Research, development and technical	14.0	14.2	13.7
Selling and marketing	6.2	6.5	6.9
General and administrative	10.7	10.7	11.6
Operating income	16.9	17.6	15.5
Interest expense	0.8	0.8	0.5
Other income (expense), net	0.1	0.3	(0.2)
Income before income taxes	16.2	17.1	14.8
Provision for income taxes	4.2	5.0	5.4

Net income	12.0%	12.1%	9.4%

YEAR ENDED SEPTEMBER 30, 2014, VERSUS YEAR ENDED SEPTEMBER 30, 2013

REVENUE

Revenue was $424.7 million in fiscal 2014, which represented a decrease of 2.0%, or $8.5 million, from fiscal 2013.  The decrease in revenue was primarily due to a $7.5 million decrease in sales volume and a $2.4 million decrease due to the effect of foreign exchange rate changes, primarily due to the weakening of the Japanese yen versus the U.S. dollar, partially offset by a $1.3 million increase due to a higher-priced product mix.  The decrease in revenue from fiscal 2013 was driven by lower revenue from QED, which is primarily capital-equipment oriented and, consequently, is volatile.  We also recorded lower revenue from our data storage slurry products, which are tied to the contracting PC market.  These decreases were partially offset by increased sales of our polishing pad products and increased sales of slurries for polishing tungsten and aluminum.  Similar to both fiscal 2013 and 2012, we saw a strengthening of demand in the second half of fiscal 2014 after a period of softer demand during the first half of the fiscal year.

COST OF GOODS SOLD

Total cost of goods sold was $221.6 million in fiscal 2014, which represented an increase of 0.3%, or $0.6 million, from fiscal 2013.  The increase in cost of goods sold was primarily due to a $10.2 million increase due to higher variable manufacturing costs, including higher raw material costs, and a $2.1 million asset impairment charge on certain manufacturing assets recorded in the second quarter of fiscal 2014, as discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.  These increases in cost of goods sold were mostly offset by a $5.3 million decrease due to the effects of foreign exchange rate changes, primarily due to the weakening of the Japanese yen, a $5.0 million decrease due to lower sales volume, and a $0.9 million decrease due to a lower cost product mix.

Engineered abrasive particles are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see "Tabular Disclosure of Contractual Obligations" included in Item 7 of Part II of this Form 10-K.

index

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new supply arrangements with third parties.  Future arrangements may result in costs that are different from those in the existing agreements.  For example, we have had higher cost of goods sold associated with a contract with an existing raw material supplier, which became effective in fiscal 2013.  In addition, a number of factors could impact the future cost of raw materials, packaging, freight and labor.  We also expect to continue to invest in our supply chain to improve product quality, reduce variability and improve our manufacturing product yields.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.8% in fiscal 2014 as compared to 49.0% for fiscal 2013, and was slightly below our full year guidance range of 48% to 50%.  The decrease in gross profit percentage from fiscal 2013 was primarily due to higher variable manufacturing costs, including higher raw material costs, and lower sales volume, partially offset by benefits associated with foreign exchange rate changes, primarily due to the weaker Japanese yen and a higher-valued product mix.  The gross profit percentage in fiscal 2014 included a 50 basis point reduction due to the effect of the asset impairment charge noted above.  We expect our gross profit percentage for full fiscal year 2015 to be in the range of 48% to 50% of revenue.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity, and fluctuations in our product mix or raw material costs, which may cause our quarterly gross profit to be above or below this annual guidance range.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $59.4 million in fiscal 2014, which represented a decrease of 3.3%, or $2.0 million, from fiscal 2013.  The decrease was primarily due to $1.6 million in lower staffing-related costs, including costs associated with our AIP, $0.4 million in lower equipment-related costs, and $0.4 million in lower clean room material costs, partially offset by $0.7 million in higher facility-related costs.

Our research, development and technical efforts are focused on the following main areas:

	Research related to fundamental CMP technology;
	Development of new and enhanced CMP consumable products, including collaboration on joint development projects with key customers;
	Process development to support rapid and effective commercialization of new products;
	Technical support of CMP products in our customers' research, development and manufacturing facilities; and,
	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $26.5 million in fiscal 2014, which represented a decrease of 5.3%, or $1.5 million, from fiscal 2013.  The decrease was primarily due to $1.1 million in lower staffing-related costs, including costs associated with our AIP, and $0.4 million in lower facility-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $45.4 million in fiscal 2014, which represented a decrease of 1.9%, or $0.9 million, from fiscal 2013.  The decrease was primarily due to $2.7 million in lower staffing-related costs, including costs associated with our AIP, and $0.3 million in lower bad debt expense, partially offset by $1.5 million in higher professional fees.

index

INTEREST EXPENSE

Interest expense was $3.4 million in fiscal 2014, which represented a decrease of $0.3 million from fiscal 2013.  See Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-K for a detailed discussion of our long-term debt.

OTHER INCOME (EXPENSE), NET

Other income was $0.1 million in fiscal 2014 compared to $1.4 million in fiscal 2013.  The decrease in other income was due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses on forward foreign exchange contracts discussed in Note 10 of the Notes to the Consolidated Financial Statements of this Form 10-K.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 26.0% in fiscal 2014 compared to 29.2% in fiscal 2013.  The decrease in the effective tax rate was primarily due to lower income tax expense on foreign earnings in conjunction with our election to permanently reinvest the earnings of our foreign subsidiaries. In particular, as discussed in Note 15 of the Notes to the Consolidated Financial Statements of this Form 10-K, the Company was awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there. This tax holiday reduced our income tax provision by approximately $3.8 million in fiscal 2014 compared to only $0.5 million in fiscal 2013.  We expect our effective tax rate for full fiscal 2015 to be in the range of 18.0% to 20.0%.

NET INCOME

Net income was $50.8 million in fiscal 2014, which represented a decrease of 3.5%, or $1.8 million, from fiscal 2013.  The decrease was primarily due to a lower gross profit percentage, including the previously mentioned asset impairment charge, which reduced net income by $1.5 million in fiscal 2014, and decreased revenue, partially offset by lower operating expenses and a lower effective tax rate.

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

index

GROSS PROFIT

Our gross profit as a percentage of revenue was 49.0% in fiscal 2013 as compared to 47.7% for fiscal 2012.  The increase in gross profit as a percentage of revenue was primarily due to the favorable impact of the weaker Japanese yen and lower fixed manufacturing costs.

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $46.3 million in fiscal 2013, which represented a decrease of 6.2%, or $3.1 million, from fiscal 2012.  The decrease was primarily due to the absence of $3.7 million in bad debt expense related to the Elpida bankruptcy recorded in the second quarter of fiscal 2012, and $2.7 million in lower professional fees, including the absence of fees we incurred in fiscal 2012 associated with our leveraged recapitalization with a special cash dividend.  These decreases were partially offset by $3.4 million in higher staffing-related costs, including costs associated with our AIP.

INTEREST EXPENSE

Interest expense was $3.6 million in fiscal 2013, which represented an increase of $1.3 million from fiscal 2012.  The increase was due to a full year of interest expense in fiscal 2013 recorded on the term loan we entered into in fiscal 2012 to partially fund the special cash dividend we paid in fiscal 2012, compared to seven months of interest expense in fiscal 2012.

OTHER INCOME (EXPENSE), NET

Other income was $1.4 million in fiscal 2013 compared to other expense of $1.0 million in fiscal 2012.  The increase in other income was due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, primarily related to the weakening of the Japanese yen.  The increase in other income is net of gains and losses on forward foreign exchange contracts discussed in Note 10 of the Notes to the Consolidated Financial Statements of this Form 10-K.

index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 29.2% in fiscal 2013 compared to 36.6% in fiscal 2012.  The decrease in the effective tax rate was primarily due to the reinstatement of the U.S. research and experimentation tax credit, retroactively effective January 1, 2012, as the American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013, and a $1.8 million decrease in income tax expense related to our election to permanently reinvest the earnings of our subsidiaries in Japan and South Korea.  We recorded approximately $0.9 million in discrete income tax benefits related to fiscal 2012 research and experimentation expenses in the second quarter of fiscal 2013 and we recorded $1.5 million in tax benefits for full fiscal year 2013, subject to actual qualified research and development spending as defined by the law.  These decreases were partially offset by the recognition of a $1.0 million valuation allowance on a deferred tax asset related to a past equity investment in an entity that was legally dissolved during the quarter ended March 31, 2013.

NET INCOME

Net income was $52.6 million in fiscal 2013, which represented an increase of 31.1%, or $12.5 million, from fiscal 2012.  The increase was primarily due to a higher gross profit percentage, a lower effective tax rate, the favorable impact of the weaker Japanese yen reflected in other income, and higher sales.

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

We had cash flows from operating activities of $67.5 million in fiscal 2014, $85.5 million in fiscal 2013 and $69.1 million in fiscal 2012.  Our cash provided by operating activities in fiscal 2014 represented $86.4 million in net income plus non-cash items and an $18.9 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flow from operations in fiscal 2014 from fiscal 2013 was primarily due to changes in the timing and amount of payments for accrued expenses, including payments made in the first quarter of fiscal 2014 related to our fiscal 2013 AIP, net of the accruals for our fiscal 2014 AIP, an increase in inventory related to higher raw material costs and higher volumes maintained in conjunction with Company sourcing initiatives, and changes in the amount of income tax payments.  The increase in cash from operations in fiscal 2013 from fiscal 2012 was primarily due to increased net income and decreases in working capital amounts associated with lower inventories and higher accrued liabilities.  The decrease in inventories was primarily due to raw material purchases made in the fourth quarter of fiscal 2012 associated with a new supply agreement with an existing supplier, which did not repeat in fiscal 2013.  The increase in accrued liabilities was primarily due to increased accruals for compensation, including costs associated with our AIP.

In fiscal 2014, we used $9.0 million in investing activities representing $12.6 million in purchases of property plant and equipment, partially offset by $2.3 million received from the liquidation of a portion of our auction rate securities and $1.3 million received from other investing activities.  We used $14.6 million in investing activities in fiscal 2013 representing purchases of property, plant and equipment.  We used $19.7 million in investing activities in fiscal 2012 of which $19.6 million represented purchases of property, plant and equipment.  Capital expenditures in fiscal 2012 included the completion of payment for the fiscal 2011 construction of our facility in South Korea.  We estimate that our total capital expenditures in fiscal 2015 will be in the range of $10.0 to $15.0 million.

index

In fiscal 2014, cash flows provided by financing activities were $1.2 million.  We received $43.1 million from the issuance of common stock related to the exercise of stock options granted under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP), our 2012 Omnibus Incentive Plan (OIP) and from the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), $17.5 million from the issuance of long-term debt under our amended credit agreement, and $2.8 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under the EIP and OIP.  We used $53.0 million to repurchase common stock under our share repurchase program and $2.1 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $6.6 million to repay long-term debt and paid $0.6 million in debt issuance costs.  In fiscal 2013, cash flows used in financing activities were $20.2 million.  We used $40.0 million to repurchase common stock under our share repurchase program and $1.3 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $10.9 million to repay long-term debt.  We received $30.9 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to employees under our ESPP, and we received $1.1 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP and OIP.  In fiscal 2012, cash flows used in financing activities were $174.4 million.  We used $347.1 million to fund the special cash dividend paid in the quarter ended March 31, 2012, $33.0 million to repurchase common stock under our share repurchase program, $2.2 million to repay long-term debt and $1.5 million to repurchase common stock pursuant to the terms of our EIP and our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also paid $2.7 million in debt issuance costs.  We received $175.0 million from the drawdown of our Term Loan, $36.5 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to employees under our ESPP, and we received $0.6 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP.

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million. Under this program, we repurchased 1,229,494 shares for $53.0 million in fiscal 2014, 1,144,836 shares for $40.0 million in fiscal 2013, and 929,407 shares for $33.0 million in fiscal 2012.  As of September 30, 2014, $125.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  The timing, manner, price and amounts of repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares. To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so. In addition, as part of the share repurchase program, on May 1, 2014, the Company entered into a "10b5-1" stock purchase plan agreement with an independent broker, which expired on July 25, 2014, to repurchase shares of the Company's common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

index
We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans. The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities". In June 2014, we entered into an amendment to the Credit Agreement (the "Amendment"), which provided for an additional $17.5 million in Term Loan commitments to bring the total commitments to the same as the original amount under the Credit Agreement at its inception in 2012, an extension of the maturity date of the Credit Facilities, and changes to certain terms of the agreement.  The Amendment also increased the uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, from $75.0 million to $100.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities, as amended, are now scheduled to expire on June 27, 2019.  The additional Term Loan commitments were drawn on June 27, 2014, and the Revolving Credit Facility remains undrawn.  The Term Loan has $172.8 million outstanding as of September 30, 2014.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including, as amended, a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  As amended, the maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the termination of the Credit Agreement.  As of September 30, 2014, our consolidated leverage ratio was 1.60 to 1.00 and our consolidated fixed charge coverage ratio was 6.49 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information regarding the Credit Agreement.

As of September 30, 2014, we had $284.2 million of cash and cash equivalents, $62.4 million of which was held in foreign subsidiaries in the Netherlands, Japan, Singapore, South Korea and Taiwan where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2014 and 2013, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$172.8	$8.8	$16.4	$147.6	$-
Interest expense and fees on long-term debt	11.8	3.1	4.9	3.8	-
Purchase obligations	96.4	54.5	41.4	0.3	0.2
Operating leases	10.4	2.0	2.8	1.4	4.2
Other long-term liabilities *	9.1	-	-	1.0	8.1
Total contractual obligations	$300.5	$68.4	$65.5	$154.1	$12.5

* We have excluded $0.5 million in deferred tax liabilities from the other long-term liability amounts presented, as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.

INTEREST EXPENSE AND FEES ON LONG-TERM DEBT

Interest payments on long-term debt reflect LIBOR-based floating rates in effect at September 30, 2014.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information regarding our long-term debt.

PURCHASE OBLIGATIONS

We have entered into a multi-year supply agreement with Cabot Corporation, our former parent company that is not a related party, for the purchase of fumed silica, which became effective January 1, 2013 with an initial term of four years.  This agreement requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities each year of the contract.  Purchase obligations include an aggregate amount of $76.7 million of contractual commitments related to this agreement.

OPERATING LEASES

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years of their respective commencement dates and may be renewed by us.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2014 primarily consist of liabilities related to our Japan retirement allowance, which represents approximately $5.0 million, our liability for future payments to be made under our Cabot Microelectronics Supplemental Employee Retirement Plan and our liability for uncertain tax positions.

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

The weakening of the Japanese yen against the U.S. dollar in fiscal 2013 and fiscal 2014 adversely affected our revenue, but had a net favorable impact on our gross profit percentage, as our yen-denominated cost of goods sold was greater than our yen-denominated revenue.  The weakening of the yen accounted for an approximate 100 basis point increase in our gross profit percentage for fiscal 2013 compared to fiscal 2012, and accounted for an approximate 90 basis point increase in our gross profit percentage for fiscal 2014 compared to fiscal 2013.  To a lesser extent, we have also seen a favorable foreign exchange impact on our yen-denominated operating expenses.  The weakening of the yen also favorably impacted other income on our Consolidated Statement of Income, and significantly impacted accumulated other comprehensive income on our Consolidated Balance Sheet.  Other income has been positively impacted based on the settlement or remeasurement of receivables and payables denominated in yen, including intercompany loans, net of the gains and losses on forward foreign exchange contracts used to hedge the yen exposure.  The positive impacts on other income were more pronounced in fiscal 2013 than they were in fiscal 2014.  During the fiscal years ended September 30, 2014 and 2013, we recorded $8.1 and $13.0 million, respectively, in currency translation losses, net of tax, that are included in other comprehensive income on our Consolidated Balance Sheet.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in yen when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates. As of September 30, 2014, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At September 30, 2014, we have $172.8 million in long-term debt at variable interest rates.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.4 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At September 30, 2014, we owned two auction rate securities (ARS) with a total estimated fair value of $5.3 million and par value of $5.9 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see  "Critical Accounting Policies and Estimates" in MD&A in Part II, Item 7, and Notes 3 and 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

index
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	78

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Cabot Microelectronics Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Chicago, IL
November 19, 2014

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2014	2013	2012

Revenue	$424,666	$433,131	$427,657

Cost of goods sold	221,573	221,015	223,630

Gross profit	203,093	212,116	204,027

Operating expenses:
Research, development and technical	59,354	61,373	58,642
Selling and marketing	26,513	27,985	29,516
General and administrative	45,418	46,287	49,345
Total operating expenses	131,285	135,645	137,503

Operating income	71,808	76,471	66,524

Interest expense	3,354	3,643	2,309

Other income (expense), net	140	1,392	(1,011)
Income before income taxes	68,594	74,220	63,204

Provision for income taxes	17,843	21,642	23,110

Net income	$50,751	$52,578	$40,094

Basic earnings per share	$2.12	$2.27	$1.76

Weighted-average basic shares outstanding	23,704	22,924	22,506

Diluted earnings per share	$2.04	$2.19	$1.71

Weighted-average diluted shares outstanding	24,611	23,760	23,244

Dividends per share	$-	$-	$15.00

The accompanying notes are an integral part of these consolidated financial statements.

index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2014	2013	2012

Net income	$50,751	$52,578	$40,094

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8,136)	(13,037)	3,421
Minimum pension liability adjustment	(196)	7	(537)
Unrealized gain on investments	151	-	-

Other comprehensive income (loss), net of tax	(8,181)	(13,030)	2,884

Comprehensive income	$42,570	$39,548	$42,978

The accompanying notes are an integral part of these consolidated financial statements.

index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$284,155	$226,029
Accounts receivable, less allowance for doubtful accounts of $1,392 at September 30, 2014, and $1,532 at September 30, 2013	60,693	54,640
Inventories	64,979	63,786
Prepaid expenses and other current assets	10,645	10,684
Deferred income taxes	7,521	7,659
Total current assets	427,993	362,798

Property, plant and equipment, net	100,821	111,985
Goodwill	43,245	44,306
Other intangible assets, net	7,163	9,785
Deferred income taxes	11,353	10,291
Other long-term assets	10,592	12,427
Total assets	$601,167	$551,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,304	$16,663
Current portion of long-term debt	8,750	10,938
Accrued expenses, income taxes payable and other current liabilities	31,394	40,620
Total current liabilities	55,448	68,221

Long-term debt, net of current portion	164,063	150,937
Deferred income taxes	510	1,559
Other long-term liabilities	9,144	7,433
Total liabilities	229,165	228,150

Commitments and contingencies (Note 16)

Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 31,927,601 shares at September 30, 2014, and 30,213,577 shares at September 30, 2013	32	30
Capital in excess of par value of common stock	437,266	376,206
Retained earnings	227,942	177,191
Accumulated other comprehensive income	9,255	17,436
Treasury stock at cost, 8,142,687 shares at September 30, 2014, and 6,866,675 shares at September 30, 2013	(302,493)	(247,421)
Total stockholders' equity	372,002	323,442

Total liabilities and stockholders' equity	$601,167	$551,592

The accompanying notes are an integral part of these consolidated financial statements.

index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$50,751	$52,578	$40,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,941	20,457	23,545
Provision for doubtful accounts	(170)	173	3,771
Share-based compensation expense	14,042	13,350	13,306
Deferred income tax benefit	(700)	(4,722)	(2,733)
Non-cash foreign exchange loss	943	3,832	748
(Gain)/loss on disposal of property, plant and equipment	(51)	551	247
Impairment of long-lived assets	2,320	160	968
Other	(724)	(1,400)	(2,033)
Changes in operating assets and liabilities:
Accounts receivable	(8,181)	(5,936)	(4,622)
Inventories	(3,794)	(1,683)	(10,228)
Prepaid expenses and other assets	576	(3,471)	4,328
Accounts payable	(850)	(1,359)	2,026
Accrued expenses, income taxes payable and other liabilities	(6,625)	12,953	(352)
Net cash provided by operating activities	67,478	85,483	69,065

Cash flows from investing activities:
Additions to property, plant and equipment	(12,551)	(14,633)	(19,586)
Proceeds from the sale of property, plant and equipment	202	20	8
Purchase of intangible assets	-	-	(155)
Proceeds from the sale of investments	2,305	25	50
Other investing activities	1,062	-	-
Net cash used in investing activities	(8,982)	(14,588)	(19,683)

Cash flows from financing activities:
Dividends paid	-	-	(347,140)
Issuance of long-term debt	17,500	-	175,000
Repayment of long-term debt	(6,562)	(10,937)	(2,188)
Repurchases of common stock	(55,072)	(41,294)	(34,537)
Net proceeds from issuance of stock	43,070	30,905	36,497
Debt issuance costs	(550)	-	(2,658)
Tax benefits associated with share-based compensation expense	2,806	1,148	636
Principal payments under capital lease obligations	-	(21)	(11)
Net cash provided by (used in) financing activities	1,192	(20,199)	(174,401)

Effect of exchange rate changes on cash	(1,562)	(3,126)	932
Increase (decrease) in cash	58,126	47,570	(124,087)
Cash and cash equivalents at beginning of year	226,029	178,459	302,546
Cash and cash equivalents at end of year	$284,155	$226,029	$178,459

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$18,041	$17,661	$22,701
Cash paid for interest	$3,355	$3,643	$2,336

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of period	$1,267	$1,232	$1,894
Issuance of restricted stock	$7,785	$5,926	$6,374
Assets acquired under capital lease	$-	$-	$20

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

				Accumulated
		Capital		Other
	Common	In Excess	Retained	Comprehensive	Treasury
	Stock	Of Par	Earnings	Income	Stock	Total
Balance at September 30, 2011	$28	$278,360	$431,333	$27,582	$(171,590)	$565,713

Share-based compensation expense, net of compensation related to dividends on unvested restricted stock		12,980				12,980
Repurchases of common stock under share repurchase plans, at cost					(33,026)	(33,026)
Repurchases of common stock - other, at cost					(1,511)	(1,511)
Exercise of stock options	1	34,106				34,107
Issuance of Cabot Microelectronics restricted stock under deposit share plan		155				155
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,228				2,228
Dividends paid, net of expected forfeitures of unvested restricted stock			(346,814)			(346,814)
Tax benefits from share-based compensation plans		1,273				1,273
Tax deduction for the dividend paid on unvested restricted stock, net of expected forfeitures		1,455				1,455
Net income			40,094			40,094
Foreign currency translation adjustment				3,421		3,421
Minimum pension liability adjustment				(537)		(537)

Balance at September 30, 2012	$29	$330,557	$124,613	$30,466	$(206,127)	$279,538

Share-based compensation expense		13,350				13,350
Repurchases of common stock under share repurchase plans, at cost					(40,000)	(40,000)
Repurchases of common stock - other, at cost					(1,294)	(1,294)
Exercise of stock options	1	28,525				28,526
Issuance of Cabot Microelectronics restricted stock under deposit share plan		154				154
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,226				2,226
Tax benefits from share-based compensation plans		1,394				1,394
Net income			52,578			52,578
Foreign currency translation adjustment				(13,037)		(13,037)
Minimum pension liability adjustment				7		7

Balance at September 30, 2013	$30	$376,206	$177,191	$17,436	$(247,421)	$323,442

Share-based compensation expense		14,042				14,042
Repurchases of common stock under share repurchase plans, at cost					(53,000)	(53,000)
Repurchases of common stock - other, at cost					(2,072)	(2,072)
Exercise of stock options	2	40,246				40,248
Issuance of Cabot Microelectronics restricted stock under deposit share plan		210				210
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,612				2,612
Tax benefits from share-based compensation plans		3,950				3,950
Net income			50,751			50,751
Net unrealized gain on marketable securities				151		151
Foreign currency translation adjustment				(8,136)		(8,136)
Minimum pension liability adjustment				(196)		(196)

Balance at September 30, 2014	$32	$437,266	$227,942	$9,255	$(302,493)	$372,002

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby enabling IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.    We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives. We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  In addition, we pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries.

The audited consolidated financial statements have been prepared by us pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  We operate predominantly in one industry segment - the development, manufacture, and sale of CMP consumables.

Revision of Prior Period Amounts

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, in the third quarter of fiscal 2014, the Company recorded adjustments to prior periods to correct certain items of income tax accounting, which related to fiscal years 2011 through 2013.  The adjustments related to the accounting for intercompany profit in inventory at our foreign branch locations and the accounting for annual incentive program costs and related fringe benefits, and are reflected in the Consolidated Balance Sheet table below as of September 30, 2013.  In evaluating the cumulative materiality of the corrections, we considered guidance in Accounting Standard Codification (ASC) Topic 250, "Accounting Changes and Error Corrections", and its subtopics, ASC 250-10-S99-1, "Assessing Materiality" and ASC 250-10-S99-2, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".  We concluded that the cumulative effect of correcting these prior period amounts was not material individually or in the aggregate to any of the prior reporting periods.  We also evaluated the effect that these adjustments would have had on our consolidated financial statements for the fiscal year ended September 30, 2014, had we chosen to address them at once in the third quarter, and concluded these adjustments would have had a material impact.  As such, we concluded that revision of prior periods for the cumulative effect of these adjustments was appropriate.  Since the cumulative impact of the adjustments is not material to prior periods, we have not amended previously filed reports.

As part of this revision, we also corrected previously disclosed out-of-period adjustments, which were immaterial to their respective prior periods.  These out-of-period adjustments included the correction of certain historical income tax accounting and the remeasurement of certain foreign cash balances into their functional currency amounts in fiscal 2012, and the correction of certain historical income tax accounting in fiscal 2013.  See Note 1 of the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2013 for additional information regarding the out-of-period adjustments recorded in fiscal years 2012 and 2013.  The cumulative effect of the adjustments recorded in fiscal 2014, and the correction of out-of-period adjustments recorded in fiscal 2012 and 2013 are reflected in the financial information herein and will be reflected in future filings containing such financial information.  The cumulative effect of these adjustments and corrections on retained earnings was a reduction of $3,635 as of September 30, 2013. In addition, we have corrected the presentation of debt issuance costs of $2,658 in the Consolidated Statement of Cash Flows for the fiscal year ended September 30, 2012.  The debt issuance costs were originally reported as an operating cash outflow, but now are presented as a financing cash outflow in the revision tables below.

The following tables summarize the effects of the revisions to the financial statements for the comparative periods of fiscal 2012 and 2013 (in thousands, except per share data):

index

CONSOLIDATED STATEMENTS OF INCOME
	Year Ended September 30, 2012
	As Originally Reported	Adjustment	As Revised
Other income (expense), net	$(1,344)	$333	$(1,011)
Income before income taxes	62,871	333	63,204
Provision for income taxes	22,045	1,065	23,110
Net income	40,826	(732)	40,094
Basic earnings per share	$1.81	$(0.05)	$1.76
Weighted average diluted shares outstanding	23,280	(36)	23,244
Diluted earnings per share	$1.75	$(0.04)	$1.71

	Year Ended September 30, 2013
	As Originally Reported	Adjustment	As Revised
Income before income taxes	$74,220	$-	$74,220
Provision for income taxes	22,835	(1,193)	21,642
Net income	51,385	1,193	52,578
Basic earnings per share	$2.22	$0.05	$2.27
Diluted earnings per share	$2.14	$0.05	$2.19

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended September 30, 2012
	As Originally Reported	Adjustment	As Revised
Net income	$40,826	$(732)	$40,094
Foreign currency translation adjustments	6,876	(3,455)	3,421
Other comprehensive income (loss), net of tax	6,339	(3,455)	2,884
Comprehensive income	$47,165	$(4,187)	$42,978

	Year Ended September 30, 2013
	As Originally Reported	Adjustment	As Revised
Net income	$51,385	$1,193	$52,578
Other comprehensive income (loss), net of tax	(13,030)	-	(13,030)
Comprehensive income	$38,355	$1,193	$39,548

index

CONSOLIDATED BALANCE SHEET
	September 30, 2013
	As Originally Reported	Adjustment	As Revised
Prepaid expenses and other current assets	$13,598	$(2,914)	$10,684
Total current assets	365,712	(2,914)	362,798
Total assets	554,506	(2,914)	551,592
Accrued expenses, income taxes payable and other current liabilities	39,899	721	40,620
Total current liabilities	67,500	721	68,221
Total liabilities	227,429	721	228,150
Retained earnings	180,826	(3,635)	177,191
Total stockholders' equity	327,077	(3,635)	323,442
Total liabilities and stockholders' equity	$554,506	$(2,914)	$551,592

CONSOLIDATED STATEMENT OF CASH FLOWS
	Year Ended September 30, 2012
	As Originally Reported	Adjustment	As Revised
Net income	$40,826	$(732)	$40,094
Deferred income tax expense (benefit)	(3,523)	790	(2,733)
Other	(925)	(1,108)	(2,033)
Change in prepaid expenses and other assets	432	3,896	4,328
Change in accrued expenses, income taxes payable and other current liabilities	(164)	(188)	(352)
Net cash provided by operating activities	66,407	2,658	69,065
Debt issuance costs	-	(2,658)	(2,658)
Net cash provided by (used in) financing activities	$(171,743)	(2,658)	$(174,401)

	Year Ended September 30, 2013
	As Originally Reported	Adjustment	As Revised
Net income	$51,385	$1,193	$52,578
Deferred income tax expense (benefit)	(3,118)	(1,604)	(4,722)
Other	(2,175)	775	(1,400)
Change in prepaid expenses and other assets	(2,087)	(1,384)	(3,471)
Change in accrued expenses, income taxes payable and other current liabilities	11,933	1,020	12,953
Net cash provided by operating activities	$85,483	-	$85,483

Results of Operations

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, the results of operations for the year ended September 30, 2014 include an asset impairment charge of $2,111 ($1,475 net of tax) related to certain manufacturing assets recorded in the quarter ended March 31, 2014.  This asset impairment charge included in cost of goods sold reduced our gross profit percentage by 210 basis points during the second quarter of fiscal 2014 and by 50 basis points on a full year basis. The impairment charge reduced diluted earnings per share by approximately $0.06 on a full year basis.

index

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of September 30, 2014.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider investments in all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.  Short-term investments include securities generally having maturities of 90 days to one year.  We did not own any securities that were considered short-term as of September 30, 2014 or 2013.  See Note 3 for a more detailed discussion of other financial instruments.

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

Accounts receivable, net of allowances for doubtful accounts, were $60,693 as of September 30, 2014 and $54,640 as of September 30, 2013.  The increase in accounts receivable was primarily due to the timing of collection in certain foreign locations, partially offset by the negative impact of foreign currency fluctuations, primarily due to the continued weakening of the Japanese yen. In fiscal 2012, we recorded $3,727 in bad debt expense for Elpida Memory, Inc. (Elpida) a customer in Japan that filed for bankruptcy protection in February 2012.  Elpida was acquired by Micron Technology, Inc. in fiscal 2014 and is paying the Company a portion of the balance owed over a period of seven years pursuant to its approved bankruptcy plan.  Amounts charged to expense are recorded in general and administrative expenses.  A portion of our receivables and the related allowance for doubtful accounts is denominated in foreign currencies, so they are subject to foreign exchange fluctuations which are included in the table below under the deductions and adjustments.  Our allowance for doubtful accounts changed during the fiscal year ended September 30, 2014 as follows:

Balance as of September 30, 2013	$1,532
Amounts charged to expense	(170)
Deductions and adjustments	30
Balance as of September 30, 2014	$1,392

index
CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist principally of accounts receivable. We perform ongoing credit evaluations of our customers' financial conditions and generally do not require collateral to secure accounts receivable.  Our exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry and global economy.  Prior to the Elpida bankruptcy in fiscal 2012, we had not experienced significant losses relating to accounts receivable from individual customers or groups of customers in a number of years.

Customers who represented more than 10% of revenue are as follows:

	Year Ended September 30,
	2014	2013	2012

Taiwan Semiconductor Manufacturing Co. (TSMC)	22%	21%	18%
Samsung Group (Samsung)	14%	13%	13%

TSMC accounted for 19.4% and 16.7% of net accounts receivable at September 30, 2014 and 2013, respectively.  Samsung accounted for 10.2% and 11.8% of net accounts receivable at September 30, 2014 and 2013, respectively.

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

index
IMPAIRMENT OF LONG-LIVED ASSETS

Reviews are regularly performed to determine whether facts and circumstances exist that indicate the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.  Asset recoverability assessment begins by comparing the projected undiscounted cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  If assets are determined to be recoverable, but their useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful life.  See Note 5 for more information regarding impairment expense recorded in fiscal years 2014, 2013 and 2012.

GOODWILL AND INTANGIBLE ASSETS

We amortize intangible assets with finite lives over their estimated useful lives, which range from one to ten and one-half years.  Intangible assets with finite lives are reviewed for impairment using a process similar to that used to evaluate other long-lived assets.  Goodwill and indefinite-lived intangible assets are not amortized and are tested annually in the fourth fiscal quarter, or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment, referred to as a component.  A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We have four reporting units, three of which have goodwill and intangible assets as of September 30, 2014.  Goodwill impairment testing requires a comparison of the fair value of each reporting unit to the carrying value.  If the carrying value exceeds fair value, goodwill is considered impaired.  The amount of the impairment is the difference between the carrying value and the "implied" fair value of goodwill.  The fair value of the reporting unit may be determined using a discounted cash flow analysis of our projected future results.  An entity has the option to assess qualitative factors to determine if the two-step impairment test must be performed.  We elected to perform a discounted cash flow analysis in fiscal 2014 when we performed our annual impairment review of goodwill.  An entity also has the option to assess qualitative factors in its impairment review of indefinite-lived intangible assets.  However, we elected to use the royalty savings method in fiscal 2014 when we performed our impairment review of our indefinite-lived intangible assets.  We determined that goodwill and other intangible assets were not impaired as of September 30, 2014, and none of our reporting units were at risk for impairment.

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

FOREIGN CURRENCY TRANSLATION

Certain operating activities in Asia and Europe are denominated in local currency, considered to be the functional currency.  Assets and liabilities of these operations are translated using exchange rates in effect at the end of the year, and revenue and costs are translated using average exchange rates for the year.  The related translation adjustments are reported in comprehensive income in stockholders' equity.

FOREIGN EXCHANGE MANAGEMENT

We transact business in various foreign currencies, primarily the Japanese yen, New Taiwan dollar and Korean won.  Our exposure to foreign currency exchange risks has not been significant because a large portion of our business is denominated in U.S. dollars.  However, there was a weakening of the Japanese yen against the U.S. dollar during fiscal years 2013 and 2014, which had some positive impact on our results of operations.  Periodically, we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting under the accounting rules for derivative instruments.  See Note 10 for a discussion of derivative financial instruments.

index
INTERCOMPANY LOAN ACCOUNTING

We maintain an intercompany loan agreement with our wholly-owned subsidiary, Nihon Cabot Microelectronics K.K. ("Nihon"), under which we provided funds to Nihon to finance the purchase of certain assets from our former Japanese branch at the time of the establishment of this subsidiary, for the purchase of land adjacent to our Geino, Japan, facility, for the construction of our Asia Pacific technology center, and for the purchase of a 300 millimeter polishing tool and related metrology equipment, all of which are part of Nihon, as well as for general business purposes.  Since settlement of the note is expected in the foreseeable future, and our subsidiary has been consistently making timely payments on the loan, the loan is considered a foreign-currency transaction.  Therefore the associated foreign exchange gains and losses are recognized as other income or expense rather than being deferred in the cumulative translation account in other comprehensive income.

We also maintain an intercompany loan between two of our wholly-owned foreign subsidiaries, from Cabot Microelectronics Singapore Pte. Ltd. to Hanguk Cabot Microelectronics, LLC in South Korea. This loan provided funds for the construction and operation of our research, development and manufacturing facility in South Korea. This loan is also considered a foreign currency transaction and is accounted for in the same manner as our intercompany loan to Nihon.

PURCHASE COMMITMENTS

We have entered into unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers.  On an ongoing basis, we review our agreements and assess the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.  To date, we have not recorded such a liability.

REVENUE RECOGNITION

Revenue from CMP consumables products is recognized when title is transferred to the customer, assuming all revenue recognition criteria are met.  Title transfer generally occurs upon shipment to the customer or when inventory held on consignment is consumed by the customer, subject to the terms and conditions of the particular customer arrangement.  We have consignment agreements with a number of our customers that require, at a minimum, monthly consumption reports that enable us to record revenue and inventory usage in the appropriate period.

We market our products through distributors in certain areas of the world. We recognize revenue upon shipment and when title is transferred to the distributor. We do not have any arrangements with distributors that include payment terms, rights of return, or rights of exchange outside the ordinary course of business, or any other significant matters that we believe would impact the timing of revenue recognition.

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

index
INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We assess whether our deferred tax assets will ultimately be realized and record an estimated valuation allowance on those deferred tax assets that may not be realized.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position. In fiscal 2012, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriate the earnings to the U.S.  In fiscal 2013 and 2014, we elected to permanently reinvest the earnings of all of our foreign subsidiaries.  See Note 15 for additional information on income taxes.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to how revenue is reported and improves comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard is intended to enhance disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for us beginning October 1, 2017, and may be applied on a full retrospective or modified retrospective approach.  We are evaluating the impact of implementation of this standard on our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period" (Topic 718).  ASU 2014-14 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of an award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  The compensation cost should represent the amount attributable to the periods for which the requisite service has been rendered.  ASU 2014-09 will be effective for us beginning October 1, 2016 and may be applied on a prospective or retrospective basis.  We do not expect the implementation of this standard to have a material effect on our financial statements as we have not granted any awards with a performance condition.

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

index
The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at September 30, 2014 and 2013.  See Note 9 for a detailed discussion of our long-term debt.  We have chosen to not measure any of our other financial instruments at fair value as we believe their carrying value approximates their fair value. We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

September 30, 2014	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$284,155	$-	$-	$284,155
Other long-term investments	1,654	-	-	1,654
Total	$285,809	$-	$-	$285,809

September 30, 2013	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$226,029	$-	$-	$226,029
Other long-term investments	1,375	-	-	1,375
Total	$227,404	$-	$-	$227,404

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  The other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,654 in the fourth quarter of fiscal 2014 to reflect its fair value as of September 30, 2014.

4. INVENTORIES

Inventories consisted of the following:

	September 30,
	2014	2013

Raw materials	$37,009	$38,004
Work in process	4,505	5,001
Finished goods	23,465	20,781
Total	$64,979	$63,786

The increase in finished goods inventory is primarily due to higher raw material costs used in production during fiscal 2014 and the amount of certain manufacturing variances, which are included in cost of goods sold in the period when the inventory is sold to customers.

index

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2014	2013

Land	$17,834	$18,914
Buildings	97,513	97,542
Machinery and equipment	171,461	175,406
Furniture and fixtures	6,224	6,234
Information systems	27,673	26,208
Capital leases	-	-
Construction in progress	3,166	5,072
Total property, plant and equipment	323,871	329,376
Less: accumulated depreciation and amortization of assets under capital leases	(223,050)	(217,391)
Net property, plant and equipment	$100,821	$111,985

Depreciation expense, including amortization of assets recorded under capital leases, was $17,467, $17,835 and $20,863 for the years ended September 30, 2014, 2013 and 2012, respectively.

In fiscal 2014, we recorded $2,320 in impairment expense primarily related to the decision to write-off certain manufacturing assets in foreign locations in accordance with the applicable accounting standards for the impairment and disposal of long-lived assets.  Of this amount, $2,236 and $84 was included in cost of goods sold and selling and marketing expense, respectively.  In fiscal 2012, we recorded $968 in impairment expense primarily related to the write-off of certain operational assets at one of our foreign locations.  Of this amount, $842 and $126 was included in cost of goods sold and selling and marketing expense, respectively.  Impairment expense for fiscal 2013 was insignificant.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $43,245 and $44,306 as of September 30, 2014 and 2013, respectively.  The decrease in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	September 30, 2014		September 30, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,278	$6,750	$8,362	$5,853
Acquired patents and licenses	8,270	7,534	8,270	7,196
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	12,193	8,484	12,496	7,484

Total other intangible assets subject to amortization	31,291	25,318	31,678	23,083

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,481	$25,318	$32,868	$23,083

* Total other intangible assets not subject to amortization primarily consist of trade names.

index
Amortization expense was $2,474, $2,622 and $2,682 for fiscal 2014, 2013 and 2012, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense

2015	$2,384
2016	1,973
2017	1,146
2018	453
2019	11

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of our fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  An entity has the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a discounted cash flow analysis ("step one").  Similarly, an entity has the option to use a step zero or a step one approach to determine the recoverability of indefinite-lived intangible assets. In fiscal 2013 and 2014, we chose to use a step one analysis for both goodwill impairment and for indefinite-lived intangible asset impairment.

We completed our annual impairment test during our fourth quarter of fiscal 2014 and concluded that no impairment existed.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

7. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	September 30,
	2014	2013

Auction rate securities (ARS)	$5,895	$7,966
Other long-term assets	3,043	3,086
Other long-term investments	1,654	1,375
Total	$10,592	$12,427

We classify our ARS investments as held-to-maturity and have recorded them at cost.  Our ARS investments at September 30, 2014 consisted of two tax exempt municipal debt securities with a total par value of $5,895, which both mature in more than ten years.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

index
The fair value of our ARS, determined using level 2 fair value inputs, was $5,292 as of September 30, 2014.  We have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity.  We believe the gross unrecognized loss of $603 is due to the illiquidity in the ARS market, rather than to credit loss.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.  In November 2011, the municipality that issued one of our ARS filed for bankruptcy protection.  As a result of the approval of the municipality's reorganization plan, and our voting elections, we received 65% of the par value outstanding, or $2,113, during the quarter ended December 31, 2013, and we reversed the $234 temporary impairment that we previously recorded.

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months. As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $1,654 representing the fair value of our SERP investments as of September 30, 2014.

8. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	September 30,
	2014	2013
Accrued compensation	$16,980	$24,601
Goods and services received, not yet invoiced	3,167	4,681
Deferred revenue and customer advances	1,223	458
Warranty accrual	246	324
Income taxes payable	5,448	7,652
Taxes, other than income taxes	1,182	951
Other	3,148	1,953
Total	$31,394	$40,620

index

9. DEBT

On February 13, 2012, we entered into a credit agreement (the "Credit Agreement") among the Company, as Borrower, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and Wells Fargo Bank, N.A. as documentation agent.  The Credit Agreement provided us with a $175,000 term loan (the "Term Loan"), which we drew on February 27, 2012 to fund approximately half of the special cash dividend we paid to our stockholders on March 1, 2012, and a $100,000 revolving credit facility (the "Revolving Credit Facility"), which has never been drawn, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and the Revolving Credit Facility are referred to as the "Credit Facilities."  On June 27, 2014, we entered into an amendment (the "Amendment") to the Credit Agreement, which (i) increased term loan commitments by $17,500, from $157,500 to $175,000, the same level as the original amount under the Credit Agreement at its inception in 2012; (ii) increased the uncommitted accordion feature on the Revolving Credit Facility from $75,000 to $100,000; (iii) extended the expiration date of the Credit Facilities from February 13, 2017 to June 27, 2019; (iv) relaxed the consolidated leverage ratio financial covenant; and (v) revised certain pricing terms and other terms within the Credit Agreement.  On June 27, 2014, we drew the $17,500 of increased term loan commitments, bringing the total outstanding commitments under the Term Loan to $175,000.

Borrowings under the amended Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The current Applicable Rate for borrowings under the Credit Facilities is 1.50%, as amended, with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. As amended, the fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in arrangement fees, upfront fees and administration fees in February 2012 and we paid an additional $550 in upfront fees and arrangement fees in June 2014, of which $411 and $1,466 remains in prepaid expenses and other current assets and other long-term assets, respectively, on our Consolidated Balance Sheet as of September 30, 2014.  We also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and certain of its domestic subsidiaries.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents. The Credit Agreement requires us to comply with certain financial ratio maintenance covenants. As amended, these include a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  As amended, the maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the termination of the Credit Agreement.  As of September 30, 2014, our consolidated leverage ratio was 1.60 to 1.00 and our consolidated fixed charge coverage ratio was 6.49 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At September 30, 2014, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $172,813 as the loan bears a floating market rate of interest. As of September 30, 2014, $8,750 of the debt outstanding is classified as short-term.

index
Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of September 30, 2014, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
2015	$8,750
2016	8,750
2017	7,656
2018	14,219
2019	133,438
Total	$172,813

10. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change. We do not use derivative financial instruments for trading or speculative purposes. In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  At September 30, 2014, we had forward foreign exchange contracts to either buy or sell Japanese yen and British pound for the purpose of hedging the risk associated with a net transactional exposure in those currencies.

The fair value of our derivative instrument included in the Consolidated Balance Sheet, which was determined using Level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at September 30, 2014	Fair Value at September 30, 2013	Fair Value at September 30, 2014	Fair Value at September 30, 2013
Foreign exchange contracts	Prepaid expenses and other current assets	$100	$60	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$270	$-

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the fiscal years ended September 30, 2014, 2013 and 2012:

		Gain (Loss) Recognized in Statement of Income
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Statement of Income Location	September 30, 2014	September 30, 2013	September 30, 2012
Foreign exchange contracts	Other income (expense), net	$(1,289)	$252	$154

index

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

Non-qualified stock options issued under the OIP, as they were under the EIP, are generally time-based and provide for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the award date.  Non-qualified stock options granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date. Compensation expense related to our stock option awards was $6,947, $6,878 and $6,802 in fiscal 2014, 2013 and 2012, respectively.  For additional information on our accounting for share-based compensation, see Note 2.  Under the OIP, as under the EIP, employees may also be granted ISOs to purchase common stock at not less than the fair value on the date of the grant.  No ISOs have been granted to date under either plan.

Under the OIP, as under the EIP, employees and non-employees may be awarded shares of restricted stock or restricted stock units, which generally vest over a four-year period, with first vesting on the anniversary of the grant date.  Restricted stock units granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date.  In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered.  Holders of restricted stock, and restricted stock units, if specified in the award agreements, have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions, although the current holders of restricted stock units do not have such rights.  Restricted shares under the OIP, as under the EIP, also may be purchased and placed "on deposit" by executive officers pursuant to the 2001 Deposit Share Program.  Shares purchased under this Deposit Share Program receive a 50% match in restricted shares ("Award Shares").  These Award Shares vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares.  Compensation expense related to our restricted stock and restricted stock unit awards and restricted shares matched at 50% pursuant to the Deposit Share Program was $6,320, $5,793 and $5,674 for fiscal 2014, 2013 and 2012, respectively.

index
EMPLOYEE STOCK PURCHASE PLAN

In March 2008, our stockholders approved our 2007 Cabot Microelectronics Employee Stock Purchase Plan (the "ESPP"), which amended the ESPP for the primary purpose of increasing the authorized shares of common stock to be purchased under the ESPP from 475,000 designated shares to 975,000 shares.  The ESPP required us to proportionally adjust the cumulative number of shares designated under the plan to reflect the effect of the leveraged recapitalization with a special cash dividend.  The cumulative number of shares designated under the ESPP was increased by a factor of 1.45068 representing the ratio of the official NASDAQ closing price of $51.92 per share on the dividend payment date, to the official NASDAQ opening price of $35.79 per share on the ex-dividend date. As of September 30, 2014, a total of 648,323 shares are available for purchase under the ESPP.  The ESPP allows all full-time, and certain part-time, employees of our Company and its subsidiaries to purchase shares of our common stock through payroll deductions.  Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase and a maximum dollar expenditure in any six-month offering period, and certain other criteria.  The provisions of the ESPP allow shares to be purchased at a price no less than the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period.  A total of 81,700, 84,602, and 70,645 shares were issued under the ESPP during fiscal 2014, 2013 and 2012, respectively. Compensation expense related to the ESPP was $680, $584 and $735 in fiscal 2014, 2013 and 2012, respectively.

DIRECTORS' DEFERRED COMPENSATION PLAN

The Directors' Deferred Compensation Plan (DDCP), as amended and restated September 23, 2008, became effective in March 2001 and applies only to our non-employee directors.  The cumulative number of shares deferred under the plan was 76,633 and 74,469 as of September 30, 2014 and 2013, respectively.  The DDCP required us to proportionally adjust the cumulative number of shares deferred under the plan to reflect the effect of the leveraged recapitalization with a special cash dividend.  The cumulative number of shares deferred under the DDCP was increased by a factor of 1.45068 representing the ratio of the official NASDAQ closing price of $51.92 per share on the dividend payment date, to the official NASDAQ opening price of $35.79 per share on the ex-dividend date.  Compensation expense related to the DDCP was $95 for each of fiscal 2014, 2013 and 2012.

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
The fair value of our share-based awards, as shown below, was estimated using the Black-Scholes model with the following weighted-average assumptions, excluding the effect of our leveraged recapitalization:

	Year Ended September 30,
	2014	2013	2012
Stock Options
Weighted-average grant date fair value	$15.78	$12.13	$15.66
Expected term (in years)	6.40	6.37	6.38
Expected volatility	32%	36%	38%
Risk-free rate of return	1.9%	0.9%	1.3%
Dividend yield	-	-	-

ESPP
Weighted-average grant date fair value	$9.11	$7.41	$8.78
Expected term (in years)	0.50	0.50	0.50
Expected volatility	25%	25%	36%
Risk-free rate of return	0.1%	0.1%	0.1%
Dividend yield	-	-	-

The Black-Scholes model is primarily used in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable.  Because employee stock options and ESPP purchases have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, our use of the Black-Scholes model for estimating the fair value of stock options and ESPP purchases may not provide an accurate measure.  Although the value of our stock options and ESPP purchases are determined in accordance with applicable accounting standards using an option-pricing model, those values may not be indicative of the fair values observed in a willing buyer/willing seller market transaction.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of award.  Share-based compensation expense related to restricted stock and restricted stock unit awards is recorded net of expected forfeitures.

SHARE-BASED COMPENSATION EXPENSE

Total share-based compensation expense for the years ended September 30, 2014, 2013 and 2012, is as follows:

	Year Ended September 30,
Income statement classifications:	2014	2013	2012
Cost of goods sold	$1,866	$1,707	$1,541
Research, development and technical	1,475	1,301	1,105
Selling and marketing	1,298	1,367	1,392
General and administrative	9,403	8,975	9,268
Tax benefit	(4,722)	(4,581)	(4,118)
Total share-based compensation expense, net of tax	$9,320	$8,769	$9,188

index
Our non-employee directors received annual equity awards in March 2014 at the time of our Annual Meeting of Stockholders, pursuant to the OIP.  The award agreements for non-employee directors provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company's bylaws.  Seven of the Company's eight non-employee directors had completed at least two full terms of service as of the date of the March 2014 award.  Consequently, the requisite service period for the award had already been satisfied and we recorded the fair value of $1,325 of the awards to these seven directors to share-based compensation expense in the fiscal quarter ended March 31, 2014 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other non-employee director.

STOCK OPTION ACTIVITY

In fiscal 2012, as required by the EIP, the exercise prices and the number of outstanding non-qualified stock options (NQSOs) were proportionally adjusted to reflect the leveraged recapitalization with a special cash dividend.  The exercise prices of outstanding NQSOs were reduced by multiplying them by a factor of 0.68933, representing the ratio of the official opening price of our common stock on the NASDAQ stock market of $35.79 per share on the ex-dividend date, to the official closing price of our common stock on the NASDAQ stock market of $51.92 per share on the last trading day immediately prior to the ex-dividend date.  The number of outstanding NQSOs was increased by multiplying the number by a factor of 1.45068, representing the ratio of the official NASDAQ closing price of $51.92 per share on the dividend payment date to the official NASDAQ opening price of $35.79 per share on the ex-dividend date. This adjustment did not result in additional share-based compensation expense in the period as the fair value of the outstanding NQSOs immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution.

A summary of stock option activity under the EIP and OIP as of September 30, 2014, and changes during fiscal 2014 are presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Stock	Exercise	Term	Value
	Options	Price	(in years)	(in thousands)
Outstanding at September 30, 2013	4,273,887	$26.95
Granted	475,856	44.18
Exercised	(1,449,002)	27.78
Forfeited or canceled	(27,843)	32.87
Outstanding at September 30, 2014	3,272,898	$29.04	6.1	$41,908

Exercisable at September 30, 2014	2,034,461	$25.10	4.8	$33,263

Expected to vest after September 30, 2014	1,193,375	$35.50	8.1	$8,311

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., for all in-the-money stock options, the difference between our closing stock price of $41.45 per share on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2014.  The total intrinsic value of options exercised was $21,647, $9,847 and $6,879 for fiscal 2014, 2013 and 2012, respectively.

The total cash received from options exercised was $40,248, $28,525 and $34,107 for fiscal 2014, 2013 and 2012, respectively.  The actual tax benefit realized for the tax deductions from options exercised was $7,611, $3,394 and $2,239 for fiscal 2014, 2013 and 2012, respectively.  The total fair value of stock options vested during fiscal years 2014, 2013 and 2012 was $6,645, $6,681 and $6,796, respectively. As of September 30, 2014, there was $10,035 of total unrecognized share-based compensation expense related to unvested stock options granted under the EIP and OIP.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

index
RESTRICTED STOCK AND RESTRICTED STOCK UNITS

Similarly, in fiscal 2012, the EIP required that we proportionally adjust the number of outstanding restricted stock units (RSUs) as a result of the leveraged recapitalization with a special cash dividend.  The number of outstanding RSUs was increased by multiplying the number by a factor of 1.45068, representing the ratio of the official NASDAQ closing price of $51.92 per share on the dividend payment date to the official NASDAQ opening price of $35.79 per share on the ex-dividend date. This adjustment did not result in additional share-based compensation expense in the period as the fair value of the outstanding RSUs immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution.

A summary of the status of the restricted stock awards and restricted stock unit awards outstanding that were granted under the EIP and OIP as of September 30, 2014, and changes during fiscal 2014, are presented below:

	Restricted	Weighted
	Stock	Average
	Awards and	Grant Date
	Units	Fair Value

Nonvested at September 30, 2013	396,429	$34.84
Granted	181,172	44.13
Vested	(170,997)	34.60
Forfeited	(8,505)	37.70
Nonvested at September 30, 2014	398,099	$39.11

As of September 30, 2014, there was $9,681 of total unrecognized share-based compensation expense related to unvested restricted stock awards and restricted stock units under the EIP and OIP. That cost is expected to be recognized over a weighted-average period of 2.5 years.  The total fair value of restricted stock awards and restricted stock units vested during fiscal years 2014, 2013 and 2012 was $5,916, $5,457 and $5,784, respectively.

12.  SAVINGS PLAN

Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the "401(k) Plan"), which is a qualified defined contribution plan, covering all eligible U.S. employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan.  Participants may make elective contributions of up to 60% of their eligible compensation.  All amounts contributed by participants and earnings on these contributions are fully vested at all times.  The 401(k) Plan provides for matching and fixed non-elective contributions by the Company.  Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant's eligible compensation and 50% of the next two percent of the participant's eligible compensation that is contributed, subject to limitations required by government regulations.  Under the 401(k) Plan, all U.S. employees, even those who do not contribute to the 401(k) Plan, receive a contribution by the Company in an amount equal to four percent of eligible compensation, and thus are participants in the 401(k) Plan.  Participants are 100% vested in all Company contributions at all times.  The Company's expense for the 401(k) Plan totaled $4,547, $4,057 and $4,210 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

index
13. OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:
	Year Ended September 30,
	2014	2013	2012

Interest income	$194	$145	$146
Other income (expense)	(54)	1,247	(1,157)
Total other income (expense), net	$140	$1,392	$(1,011)

Other income (expense) primarily represents the gains and losses recorded on transactions denominated in foreign currencies.  The decrease in other income from fiscal 2013 to fiscal 2014, as well as the increase in other income from fiscal 2012 to fiscal 2013, was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses on forward foreign exchange contracts discussed in Note 10.

14.   STOCKHOLDERS' EQUITY

The following is a summary of our capital stock activity over the past three years:

	Number of Shares
	Common Stock	Treasury Stock
September 30, 2011	27,652,336	4,715,577
Exercise of stock options	976,645
Restricted stock under EIP, net of forfeitures	159,879
Restricted stock under Deposit Share Plan	5,022
Common stock under ESPP	70,645
Repurchases of common stock under share repurchase plans		929,407
Repurchases of common stock – other		37,304

September 30, 2012	28,864,527	5,682,288
Exercise of stock options	1,071,750
Restricted stock under EIP and OIP, net of forfeitures	185,925
Restricted stock under Deposit Share Plan	6,773
Common stock under ESPP	84,602
Repurchases of common stock under share repurchase plans		1,144,836
Repurchases of common stock – other		39,551

September 30, 2013	30,213,577	6,866,675
Exercise of stock options	1,449,002
Restricted stock under EIP and OIP, net of forfeitures	176,026
Restricted stock under Deposit Share Plan	7,296
Common stock under ESPP	81,700
Repurchases of common stock under share repurchase plans		1,229,494
Repurchases of common stock – other		46,518

September 30, 2014	31,927,601	8,142,687

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

SHARE REPURCHASES

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from $62,000 to $150,000.  Under this program, we repurchased 1,229,494 shares for $53,000 during fiscal 2014, 1,144,836 shares for $40,000 during fiscal 2013, and 929,407 shares for $33,026 during fiscal 2012. As of September 30, 2014, $125,000 remains outstanding under our share repurchase program.  To date, we have funded share repurchases under our share repurchase program from our existing cash balance, and anticipate we will continue to do so. The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company's discretion. For additional information on share repurchases, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and the section titled "Liquidity and Capital Resources" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Separate from this share repurchase program, a total of 46,518, 39,551 and 37,304 shares were purchased during fiscal 2014, 2013 and 2012, respectively, pursuant to the terms of our EIP and OIP as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

15. INCOME TAXES

Income before income taxes was as follows:

	Year Ended September 30,
	2014	2013	2012

Domestic	$14,358	$40,045	$55,555
Foreign	54,236	34,175	7,649
Total	$68,594	$74,220	$63,204

index
Taxes on income consisted of the following:

	Year Ended September 30,
	2014	2013	2012
U.S. federal and state:
Current	$8,978	$18,060	$20,247
Deferred	488	(3,494)	(608)
Total	$9,466	$14,566	$19,639

Foreign:
Current	$9,565	$8,304	$5,596
Deferred	(1,188)	(1,228)	(2,125)
Total	8,377	7,076	3,471
Total U.S. and foreign	$17,843	$21,642	$23,110

The provision for income taxes at our effective tax rate differed from the statutory rate as follows:

	Year Ended September 30,
	2014	2013	2012

Federal statutory rate	35.0%	35.0%	35.0%
U.S. benefits from research and experimentation activities	(0.6)	(2.0)	(0.5)
State taxes, net of federal effect	0.8	0.3	0.2
Foreign income at other than U.S. rates	(9.4)	(5.3)	(0.7)
Change in valuation allowance	(0.0)	1.4	(0.0)
Executive compensation	0.4	0.2	0.8
Share-based compensation	0.1	0.5	0.2
Adjustment of prior amounts	0.1	0.1	1.9
Domestic production deduction	(0.3)	(0.2)	(0.5)
Other, net	(0.1)	(0.8)	0.2
Provision for income taxes	26.0%	29.2%	36.6%

In fiscal 2012, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriate the earnings to the U.S.  In fiscal 2013 and 2014, we elected to permanently reinvest the earnings of all of our foreign subsidiaries.  We have not provided for deferred taxes on approximately $67,955 of undistributed earnings of such subsidiaries.  These earnings could become subject to additional income tax if they are remitted as dividends to the U.S. parent company, loaned to the U.S. parent company, or upon sale of subsidiary stock.  Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The decrease in our effective tax rate in fiscal 2014 was primarily due to lower income tax expense on foreign earnings in conjunction with our election to permanently reinvest the earnings of our foreign subsidiaries. In particular, as discussed in the following paragraph, the Company was awarded a tax holiday in South Korea, which contributed to the reduction in our full year effective tax rate.

The Company was awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there. This arrangement allows for a 0% tax in fiscal years 2013, 2014 and 2015, and a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017. This tax holiday reduced our fiscal 2014 and 2013 income tax provision by approximately $3,770 and $467, respectively.

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

The following table presents the changes in the balance of gross unrecognized tax benefits during the last three fiscal years:

Balance September 30, 2011	$603
Additions for tax positions relating to the current fiscal year	51
Additions for tax positions relating to prior fiscal years	114
Settlements with taxing authorities	(353)
Lapse of statute of limitations	(132)
Balance September 30, 2012	283
Additions for tax positions relating to the current fiscal year	228
Additions for tax positions relating to prior fiscal years	247
Settlements with taxing authorities	-
Lapse of statute of limitations	-
Balance September 30, 2013	758
Additions for tax positions relating to the current fiscal year	59
Additions for tax positions relating to prior fiscal years	125
Settlements with taxing authorities	(207)
Lapse of statute of limitations	(34)
Balance September 30, 2014	$701

We recognize interest and penalties related to uncertain tax positions as income tax expense in our financial statements.  Interest accrued on our Consolidated Balance Sheet was $42 and $60 at September 30, 2014 and 2013, respectively, and any interest and penalties charged to expense in fiscal years 2014, 2013 and 2012 was not material.

At September 30, 2014, the tax periods open to examination by the U.S. federal government included fiscal years 2011 through 2014.  We believe the tax periods open to examination by U.S. state and local governments include fiscal years 2010 through 2014 and the tax periods open to examination by foreign jurisdictions include fiscal years 2010 through 2014. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Significant components of net deferred tax assets and liabilities were as follows:

	September 30,
	2014	2013
Deferred tax assets:
Employee benefits	$3,889	$3,892
Inventory	3,385	3,138
Bad debt reserve	515	515
Share-based compensation expense	12,150	13,907
Net operating losses	641	759
Other	3,084	2,723
Valuation allowance	(2,912)	(2,288)
Total deferred tax assets	$20,752	$22,646

Deferred tax liabilities:
Translation adjustment	$1,615	$3,247
Depreciation and amortization	(267)	2,046
Other	1,040	962
Total deferred tax liabilities	$2,388	$6,255

index
As of September 30, 2014, the Company had foreign and state net operating loss carryforwards (NOLs) of $1,625 and $894, respectively, which will expire beginning in fiscal year 2017 through fiscal year 2034, for which we have recorded a $1,518 gross valuation allowance. As of September 30, 2014, the Company had $2,479 in state tax credit carryforwards, for which we have recorded a $2,052 gross valuation allowance.  As of September 30, 2014, the Company had a capital loss carryforward of $2,849, for which we have recorded a full valuation allowance.

16. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances. Additions and deductions to the warranty reserve are recorded in cost of goods sold. Our warranty reserve requirements changed during fiscal 2014 as follows:

Balance as of September 30, 2013	$324
Reserve for product warranty during the reporting period	760
Settlement of warranty	(838)
Balance as of September 30, 2014	$246

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

We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and, as of September 30, 2014, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.

index
LEASE COMMITMENTS

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, all of which expire within six years from September 30, 2014, and may be renewed by us.  Rent expense under such arrangements during fiscal 2014, 2013 and 2012 totaled $2,425, $2,594 and $3,199, respectively.

Future minimum rental commitments under noncancelable leases as of September 30, 2014 are as follows:

Fiscal Year	Operating

2015	$2,020
2016	1,540
2017	1,236
2018	700
2019	689
Thereafter	4,186
$10,371

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  On an ongoing basis, we review our agreements and assess the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.  To date, we have not recorded such a liability.

Prior to January 1, 2013, we operated under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, under which we were generally obligated to purchase at least 90% of our six-month volume forecast for certain of our slurry products, to purchase certain minimum quantities every six months, and to pay for the shortfall if we purchased less than these amounts.  This agreement expired on December 31, 2012.  We did not pay any shortfall under this agreement.  We entered into a new fumed silica supply agreement with Cabot Corporation that became effective as of January 1, 2013 with a term of four years.  This new agreement has revised pricing and requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  Purchase obligations include $76,662 of contractual commitments related to this agreement. Until April 2013, we also operated under a fumed alumina supply arrangement with Cabot Corporation, under which we were obligated to pay certain fixed, capital and variable costs, and had take-or-pay obligations. We did not pay any shortfall under this agreement.

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have unfunded defined benefit plans covering employees in certain foreign jurisdictions as required by local law.  Our plans in Japan, which represent the majority of our pension liability for such plans, had a projected benefit obligation of $5,025 and $4,843 as of September 30, 2014 and 2013, respectively, and an accumulated benefit obligation of $3,782 and $3,631 as of September 30, 2014 and 2013, respectively.  Key assumptions used in the actuarial measurement of the Japan pension liability include weighted average discount rates of 1.50% and 1.75% at September 30, 2014 and 2013, respectively, and an expected rate of compensation increase of 2.00% at both September 30, 2014 and 2013. Total future Japan pension costs included in accumulated other comprehensive income are $860 and $665 at September 30, 2014 and 2013, respectively.  Benefit costs, consisting primarily of service costs, are recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statement of Income.  Benefit payments under all such unfunded plans to be paid over the next 10 years are expected to be immaterial.

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

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. Basic and diluted earnings per share were calculated as follows:

	Year Ended September 30,
	2014	2013	2012
Numerator:
Net income	$50,751	$52,578	$40,094
Less: income attributable to participating securities	(442)	(506)	(391)
Net income available to common shareholders	$50,309	$52,072	$39,703

Denominator:
Weighted-average common shares	23,704,024	22,924,056	22,506,408
(Denominator for basic calculation)
Weighted-average effect of dilutive securities:
Share-based compensation	906,884	836,010	737,548
Diluted weighted-average common shares	24,610,908	23,760,066	23,243,956
(Denominator for diluted calculation)

Earnings per share:
Basic	$2.12	$2.27	$1.76
Diluted	$2.04	$2.19	$1.71

For the twelve months ended September 30, 2014, 2013, and 2012, approximately 0.5 million, 1.5 million and 1.3 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

index
18.  FINANCIAL INFORMATION BY INDUSTRY SEGMENT, GEOGRAPHIC AREA AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.  Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped. Financial information by geographic area was as follows:

	Year Ended September 30,
	2014	2013	2012
Revenue:
United States	$51,036	$53,955	$56,770
Asia	347,669	347,797	342,958
Europe	25,961	31,379	27,929
Total	$424,666	$433,131	$427,657
Property, plant and equipment, net:
United States	$44,585	$47,436	$49,325
Asia	56,236	64,546	75,690
Europe	-	3	5
Total	$100,821	$111,985	$125,020

The following table shows revenue from sales to customers in foreign countries that accounted for more than ten percent of our total revenue in fiscal 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
Revenue:
Taiwan	$138,049	$133,273	$124,732
South Korea	71,420	73,778	68,573
China	45,200	*	*
Japan	*	*	56,488
* Denotes less than ten percent of total

The following table shows net property, plant and equipment in foreign countries that accounted for more than ten percent of our total net property, plant and equipment in fiscal 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
Property, plant and equipment, net:
Japan	$27,110	$33,566	$43,411
Taiwan	16,675	17,212	18,397
South Korea	11,564	12,591	12,580

index
The following table shows revenue generated by product area in fiscal 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
Revenue:
Tungsten slurries	$162,148	$155,904	$161,756
Dielectric slurries	118,079	123,180	119,320
Other Metals slurries	76,605	76,367	67,157
Polishing pads	33,824	32,996	33,725
Data storage slurries	17,850	20,685	20,821
Engineered Surface Finishes	16,160	23,999	24,878
Total	$424,666	$433,131	$427,657

index
SELECTED QUARTERLY OPERATING RESULTS

The following table presents our unaudited financial information for the eight quarterly periods ended September 30, 2014. This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. The results for any quarter are not necessarily indicative of results for any future period.

CABOT MICROELECTRONICS CORPORATION
SELECTED QUARTERLY OPERATING RESULTS
(Unaudited and in thousands, except per share amounts)
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2014	2014	2014	2013	2013 (1)	2013 (1)(2)	2013 (2)	2013 (1)(2)

Revenue	$116,337	$108,358	$99,456	$100,515	$116,266	$109,968	$100,364	$106,533
Cost of goods sold	59,209	56,632	52,931	52,801	57,143	55,359	52,019	56,494

Gross profit	57,128	51,726	46,525	47,714	59,123	54,609	48,345	50,039

Operating expenses:
Research, development and technical	15,051	15,368	14,364	14,571	15,835	15,149	15,073	15,316
Selling and marketing	6,846	6,489	6,471	6,707	7,360	6,470	7,046	7,109
General and administrative	12,236	11,380	11,076	10,726	12,270	10,776	12,287	10,954
Total operating expenses	34,133	33,237	31,911	32,004	35,465	32,395	34,406	33,379

Operating income	22,995	18,489	14,614	15,710	23,658	22,214	13,939	16,660

Interest expense	807	832	843	872	911	907	872	953
Other income (expense), net	(448)	(132)	103	617	(173)	248	463	854

Income before income taxes	21,740	17,525	13,874	15,455	22,574	21,555	13,530	16,561
Provision for income taxes (1)	5,694	4,223	3,779	4,147	7,099	5,261	4,110	5,172

Net income (1)	$16,046	$13,302	$10,095	$11,308	$15,475	$16,294	$9,420	$11,389

Basic earnings per share (1) (2)	$0.67	$0.55	$0.42	$0.47	$0.66	$0.70	$0.40	$0.49

Weighted average basic shares outstanding	23,500	23,753	23,982	23,590	23,041	22,951	22,974	22,845

Diluted earnings per share (1) (2)	$0.65	$0.53	$0.40	$0.45	$0.64	$0.68	$0.39	$0.48

Weighted average diluted shares outstanding (2)	24,334	24,613	24,897	24,623	23,994	23,739	23,847	23,618

(1) As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company revised prior period financial statements to reflect the correction of certain items of income tax accounting identified in fiscal 2014, and the correction of previously identified out-of-period adjustments identified in fiscal years 2012 and 2013.  The quarterly financial results in the table above reflect a reduction in our provision for income taxes of $1,686 and $801 for the quarters ended December 31, 2012 and June 30, 2013, respectively, and additional income tax expense of $1,294 for the quarter ended September 30, 2013.  These corrections are also reflected in net income and earnings per share for each of these quarters.
(2) In conjunction with the financial statement revision discussed in Note 1, we revised the weighted average diluted shares outstanding in the quarters ended December 31, 2012, March 31, 2013, and June 30, 2014, to reflect the two-class method of calculating earnings per share.  We have unvested restricted stock awards with a right to receive non-forfeitable dividends, which are considered participating securities as prescribed by the two-class method.  Consequently, our basic and diluted earnings per share for these quarters has been corrected to exclude the effects of the participating securities.

index
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

As discussed in more detail in Note 2 of the Notes to the Consolidated Financial Statements, in fiscal 2013, in relation to the bankruptcy filing of Elpida Memory, Inc., and subsequent approved bankruptcy plan, we charged off an accounts receivable balance against its related allowance for doubtful accounts.  The following table sets forth activities in our allowance for doubtful accounts:

Allowance For Doubtful Accounts	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2014	$1,532	$(170)	$30	$1,392
September 30, 2013	4,757	173	(3,398)	1,532
September 30, 2012	1,090	3,771	(104)	4,757

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

Warranty Reserves	Balance At Beginning of Year	Reserve For Product Warranty During the Reporting Period	Adjustments To Pre-existing Warranty Reserve	Settlement of Warranty	Balance At End Of Year

Year ended:
September 30, 2014	$324	$760	$-	$(838)	$246
September 30, 2013	359	874	-	(909)	324
September 30, 2012	384	867	-	(892)	359

We have provided a valuation allowance on certain deferred tax assets. The following table sets forth activities in our valuation allowance:

Valuation Allowance	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2014	$2,288	$624	$-	$2,912
September 30, 2013	1,378	910	-	2,288
September 30, 2012	1,378	-	-	1,378

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

The Company's management assesses the effectiveness of its internal control over financial reporting on an annual basis. In making this assessment, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992).  Management acknowledges, however, that all internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance with respect to financial statement preparation and presentation.  In addition, the Company's independent registered public accounting firm evaluates the Company's internal control over financial reporting and performs such tests and other procedures as it deems necessary to reach and express an opinion on the fairness of the financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), as of September 30, 2014.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; provide reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that the Company's internal control over financial reporting was effective as of September 30, 2014.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee, and identification of an audit committee financial expert, is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Board Structure and Compensation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 3, 2015 (the "Proxy Statement").  In addition, for information with respect to the executive officers of our Company, see "Executive Officers" in Part I of this Form 10-K and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.  Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

We have adopted a code of business conduct for all of our employees and directors, including our principal executive officer, other executive officers, principal financial officer and senior financial personnel. A copy of our code of business conduct is available free of charge on our Company website at www.cabotcmp.com. We intend to post on our website any material changes to, or waivers from, our code of business conduct, if any, within two days of any such event.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement.

index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Shown below is information as of September 30, 2014, with respect to the shares of common stock that may be issued under Cabot Microelectronics' existing equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,431,640	(2)	$29.04	(2)	4,574,582	(3)

Equity compensation plans not approved by security holders	-		-		-

Total	3,431,640	(2)	$29.04	(2)	4,574,582	(3)

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

(2)
Column (a) includes 76,633 shares that non-employee directors, who defer their compensation under our Directors' Deferred Compensation Plan, have the right to acquire pursuant thereto, and 82,109 shares that non-employee directors and non-U.S. employees have the right to acquire upon the vesting of the equivalent restricted stock units that they have been awarded under our equity incentive plans.  Column (b) excludes both of these from the weighted-average exercise price.

(3)	Column (c) includes 648,323 shares available for future issuance under the ESPP.

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
            Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2013 and 2012
Consolidated Balance Sheets at September 30, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts

3.	Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit
Number                                        Description

3.2 (5)	Amended and Restated By-Laws of Cabot Microelectronics Corporation.
3.3 (1)	Form of Amended and Restated Certificate of Incorporation of Cabot Microelectronics Corporation.
4.1 (2)	Form of Cabot Microelectronics Corporation Common Stock Certificate.
10.1 (6)	Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008.*
10.2 (9)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).*
10.4 (8)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).*
10.5 (8)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).*
10.6 (9)	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Restricted Stock Units Award Agreement (non-employee directors).*
10.15 (13)	Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated September 23, 2013.*
10.22 (7)	Cabot Microelectronics Corporation 401(k) Plan, as amended.*
10.23 (6)	Form of Amended and Restated Change in Control Severance Protection Agreement.**
10.28 (6)	Directors' Deferred Compensation Plan, as amended September 23, 2008.*
10.30 (12)	Form of Deposit Share Agreement.***
10.33 (6)	Adoption Agreement, as amended September 23, 2008, of Cabot Microelectronics Corporation Supplemental Employee Retirement Plan.*
10.34 (8)	Code of Business Conduct.
10.36 (3)	Directors' Cash Compensation Umbrella Program.*
10.38 (4)	Employment Offer Letter dated November 2, 2003.*
10.46 (8)	Non-Employee Directors' Compensation Summary effective March 2011.*
10.51 (6)	First Amendment to the Employment Offer Letter dated November 2, 2003.*
10.53 (6)	Cabot Microelectronics Corporation Supplemental Employee Retirement Plan, as amended.*
10.54 (8)	Cabot Microelectronics Corporation Annual Incentive and Sales Incentive Programs.*
10.57 (7)	Adoption Agreement, as amended January 1, 2010, of Cabot Microelectronics Corporation 401(k) Plan.*
10.58 (8)	Employee Stock Purchase Plan Prospectus as of November 24, 2010.*
10.60 (14)	Conformed Credit Agreement dated February 13, 2012 among Cabot Microelectronics Corporation, as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wells Fargo Bank, National Association, as Documentation Agent.
10.61 (10)	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan.*
10.62 (12)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).*
10.63 (12)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Restricted Stock Award Agreement (employees (including executive officers)).*
10.64 (11)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).*
10.65 (11)	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Restricted Stock Units Award Agreement (non-employee directors).*
10.66 (14)	Amendment No. 1 to Credit Agreement dated as of June 27, 2014 among Cabot Microelectronics Corporation, as Borrower, each lender party, Bank of America, N.A., as Administrative Agent, and each of the Guarantors.
21.1	Subsidiaries of Cabot Microelectronics Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(13) Filed as an exhibit to, and incorporated by reference from the Registrant's Annual Report on Form 10-K (No. 000-30205) filed with the Commission on November 20, 2013.

(14) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 8, 2014.

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

*** Substantially similar deposit share agreements have been entered into with H. Carol Bernstein, William S. Johnson, David H. Li, Daniel J. Pike, Lisa A. Polezoes, Thomas S. Roman and Daniel S. Wobby with differences only in the amount of initial deposit made and deposit shares purchased by such persons.

index

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CABOT MICROELECTRONICS CORPORATION

Date: November 19, 2014                                                                                                /s/ WILLIAM P. NOGLOWS
William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Principal Executive Officer]

Date: November 19, 2014                                                                                                /s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: November 19, 2014                                                                                                /s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 19, 2014                                                                                                   /s/ WILLIAM P. NOGLOWS
  William P. Noglows
Chairman of the Board, President and Chief Executive Officer
[Director]

Date: November 19, 2014                                                                                                     /s/ ROBERT J. BIRGENEAU*
                             Robert J. Birgeneau
[Director]

Date: November 19, 2014                                                                                                      /s/ JOHN P. FRAZEE, JR.*
                             John P. Frazee, Jr.
[Director]

Date: November 19, 2014                                                                                                      /s/ H. LAURANCE FULLER*
                             H. Laurance Fuller
[Director]

Date: November 19, 2014                                                                                                       /s/ RICHARD S. HILL*
                             Richard S. Hill
[Director]

Date: November 19, 2014                                                                                                       /s/ BARBARA A. KLEIN*
                             Barbara A. Klein
[Director]

Date: November 19, 2014                                                                                                       /s/ EDWARD J. MOONEY*
Edward J. Mooney
[Director]

Date: November 19, 2014                                                                                                       /s/ STEVEN V. WILKINSON*
                             Steven V. Wilkinson
[Director]

Date: November 19, 2014                                                                                                       /s/ BAILING XIA*
                             Bailing Xia
[Director]

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.