Form 10-Q
period 2014-12-31
CABOT MICROELECTRONICS CORP
filed 2015-02-06
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

DECEMBER 31, 2014

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

As of January 31, 2015, the Company had 24,074,291 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	December 31,
	2014	2013

Revenue	$111,934	$100,515

Cost of goods sold	54,960	52,801

Gross profit	56,974	47,714

Operating expenses:
Research, development and technical	15,018	14,571
Selling and marketing	7,639	6,707
General and administrative	11,751	10,726
Total operating expenses	34,408	32,004

Operating income	22,566	15,710

Interest expense	906	872

Other income, net	1,057	617
Income before income taxes	22,717	15,455

Provision for income taxes	2,801	4,147

Net income	$19,916	$11,308

Basic earnings per share	$0.83	$0.47

Weighted average basic shares outstanding	23,651	23,590

Diluted earnings per share	$0.80	$0.45

Weighted average diluted shares outstanding	24,486	24,623

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended
	December 31,
	2013	2012

Net income	$19,916	$11,308

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(8,332)	(4,760)
Net unrealized losses on cash flow hedges	(169)	-
Unrealized gain on investment	-	151

Other comprehensive income (loss), net of tax	(8,501)	(4,609)

Comprehensive income	$11,415	$6,699

The accompanying notes are an integral part of these consolidated financial statements.

index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$295,429	$284,155
Accounts receivable, less allowance for doubtful accounts of $1,311 at December 31, 2014, and $1,392 at September 30, 2014	61,365	60,693
Inventories, net	62,618	64,979
Prepaid expenses and other current assets	16,940	10,645
Deferred income taxes	8,105	7,521
Total current assets	444,457	427,993

Property, plant and equipment, net	95,299	100,821
Goodwill	41,866	43,245
Other intangible assets, net	6,418	7,163
Deferred income taxes	8,494	11,353
Other long-term assets	11,540	10,592
Total assets	$608,074	$601,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,137	$15,304
Accrued expenses, income taxes payable and other current liabilities	31,832	31,394
Current portion of long-term debt	8,750	8,750
Total current liabilities	53,719	55,448

Long-term debt, net of current portion	161,875	164,063
Deferred income taxes	355	510
Other long-term liabilities	9,080	9,144
Total liabilities	225,029	229,165

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 32,520,823 shares at December 31, 2014, and 31,927,601 shares at September 30, 2014	33	32
Capital in excess of par value of common stock	454,123	437,266
Retained earnings	247,858	227,942
Accumulated other comprehensive income	754	9,255
Treasury stock at cost, 8,506,276 shares at December 31, 2014, and 8,142,687 shares at September 30, 2014	(319,723)	(302,493)
Total stockholders’ equity	383,045	372,002

Total liabilities and stockholders’ equity	$608,074	$601,167

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$19,916	$11,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,731	5,009
Provision for doubtful accounts	(12)	(122)
Share-based compensation expense	3,407	3,366
Deferred income tax expense	3,531	4,733
Non-cash foreign exchange gain	(50)	(60)
Gain on disposal of property, plant and equipment	(150)	(150)
Other	(105)	(175)
Changes in operating assets and liabilities:
Accounts receivable	(2,846)	1,311
Inventories	243	(3,817)
Prepaid expenses and other assets	(6,763)	(10,120)
Accounts payable	(906)	(363)
Accrued expenses, income taxes payable and other liabilities	656	(10,581)
Net cash provided by operating activities	21,652	339

Cash flows from investing activities:
Additions to property, plant and equipment	(2,527)	(3,690)
Proceeds from the sale of property, plant and equipment	160	160
Proceeds from the sale of investments	-	2,113
Net cash used in investing activities	(2,367)	(1,417)

Cash flows from financing activities:
Repayment of long-term debt	(2,188)	(2,187)
Repurchases of common stock	(17,230)	(10,072)
Net proceeds from issuance of stock	11,424	32,606
Tax benefits associated with share-based compensation expense	1,886	1,921
Net cash provided by (used in) financing activities	(6,108)	22,268

Effect of exchange rate changes on cash	(1,903)	(756)
Increase in cash and cash equivalents	11,274	20,434
Cash and cash equivalents at beginning of period	284,155	226,029
Cash and cash equivalents at end of period	$295,429	$246,463

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$648	$1,408
Issuance of restricted stock	7,099	7,067

The accompanying notes are an integral part of these consolidated financial statements.

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of advanced IC devices, thereby enabling our customers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries. For additional information, refer to Part 1, Item 1, “Business”, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of Cabot Microelectronics’ financial position as of December 31, 2014, cash flows for the three months ended December 31, 2014, and December 31, 2013, and results of operations for the three months ended December 31, 2014, and December 31, 2013.  The results of operations for the three months ended December 31, 2014 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2015.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

In conjunction with our financial statement revision, which was discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, we have reclassified $172 between prepaid expense and income taxes payable within the operating section of the Consolidated Statement of Cash Flows for the period ended December 31, 2013.  The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of December 31, 2014.

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

index

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at December 31, 2014 and September 30, 2014.  See Note 7 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$295,429	$-	$-	$295,429
Other long-term investments	1,768	-	-	1,768
Derivative financial instruments	-	825	-	825
Total assets	$297,197	$825	$-	$298,022

Liabilities:
Derivative financial instruments	-	1,197	-	1,197
Total liabilities	$-	$1,197	$-	$1,197

September 30, 2014	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$284,155	$-	$-	$284,155
Other long-term investments	1,654	-	-	1,654
Derivative financial instruments	-	100	-	100
Total assets	$285,809	$100	$-	$285,909

Liabilities:
Derivative financial instruments	-	270	-	270
Total liabilities	$-	$270	$-	$270

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,768 in the first quarter of fiscal 2015 to reflect its fair value as of December 31, 2014.

In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  These interest rate swaps represent our primary use of derivative financial instruments.  The fair value of our derivative instruments is estimated using standard valuation models using market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  See Note 8 of this Form 10-Q for more information on our use of derivative financial instruments.

index

3. INVENTORIES, NET

Inventories, net consisted of the following:

	December 31,	September 30,
	2014	2014

Raw materials	$33,358	$37,009
Work in process	5,242	4,505
Finished goods	24,018	23,465
Total	$62,618	$64,979

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $41,866 as of December 31, 2014, and $43,245 as of September 30, 2014.  The decrease in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	December 31, 2014		September 30, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible assets subject to amortization:
Product technology	$8,167	$6,896	$8,278	$6,750
Acquired patents and licenses	8,270	7,611	8,270	7,534
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	11,799	8,501	12,193	8,484

Total other intangible assets subject to amortization	30,786	25,558	31,291	25,318

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$31,976	$25,558	$32,481	$25,318

*	Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $593 and $656 for the three months ended December 31, 2014 and 2013, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2015	$1,744
2016	1,925
2017	1,106
2018	436
2019	11

index
Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  An entity has the option to assess the fair value of a reporting unit either using a qualitative analysis (“step zero”) or a discounted cash flow analysis (“step one”).  Similarly, an entity has the option to use a step zero or a step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2014, we chose to use a step one analysis for both goodwill impairment and for indefinite-lived intangible asset impairment.

We completed our annual impairment test during our fourth quarter of fiscal 2014 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended December 31, 2014, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

5. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	December 31,	September 30,
	2014	2014

Auction rate securities (ARS)	$5,895	$5,895
Other long-term assets	3,877	3,043
Other long-term investments	1,768	1,654
Total	$11,540	$10,592

We classify our ARS investments as held-to-maturity and have recorded them at cost.  Our ARS investments at December 31, 2014 consisted of two tax exempt municipal debt securities with a total par value of $5,895, both of which have maturities greater than ten years.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor’s.

The fair value of our ARS, determined using level 2 fair value inputs, was $5,280 as of December 31, 2014.  We have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity.  We believe the gross unrecognized loss of $615 is due to the illiquidity in the ARS market, rather than to credit loss.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.  In November 2011, the municipality that issued one of our ARS filed for bankruptcy protection.  As a result of the approval of the municipality’s reorganization plan, and our voting elections, we received 65% of the par value outstanding, or $2,113, during the quarter ended December 31, 2013, and we reversed the $234 temporary impairment that we previously recorded.

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months.  As discussed in Note 2, we recorded a long-term asset and a corresponding long-term liability of $1,768 representing the fair value of our SERP investments as of December 31, 2014.

index

6. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31,	September 30,
	2014	2014

Accrued compensation	$14,638	$16,980
Goods and services received, not yet invoiced	2,288	3,167
Deferred revenue and customer advances	775	1,223
Warranty accrual	246	246
Income taxes payable	7,171	5,448
Taxes, other than income taxes	1,350	1,182
Other	5,364	3,148
Total	$31,832	$31,394

Accrued compensation at December 31, 2014 includes $1,742 for severance payments to be made to three executive officers who resigned from their positions.

7. DEBT

On February 13, 2012, we entered into a credit agreement (the “Credit Agreement”) among the Company, as Borrower, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and Wells Fargo Bank, N.A. as documentation agent.  The Credit Agreement provided us with a $175,000 term loan (the “Term Loan”), which we drew on February 27, 2012 to fund approximately half of the special cash dividend we paid to our stockholders on March 1, 2012, and a $100,000 revolving credit facility (the “Revolving Credit Facility”), which has never been drawn, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and the Revolving Credit Facility are referred to as the “Credit Facilities.”  On June 27, 2014, we entered into an amendment (the “Amendment”) to the Credit Agreement, which (i) increased term loan commitments by $17,500, from $157,500 to $175,000, the same level as the original amount under the Credit Agreement at its inception in 2012; (ii) increased the uncommitted accordion feature on the Revolving Credit Facility from $75,000 to $100,000; (iii) extended the expiration date of the Credit Facilities from February 13, 2017 to June 27, 2019; (iv) relaxed the consolidated leverage ratio financial covenant; and (v) revised certain pricing terms and other terms within the Credit Agreement.  On June 27, 2014, we drew the $17,500 of increased term loan commitments, bringing the total outstanding commitments under the Term Loan to $175,000.

index

Borrowings under the amended Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the “Applicable Rate” (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the “Base Rate”, which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The current Applicable Rate for borrowings under the Credit Facilities is 1.50% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  The fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in arrangement fees, upfront fees and administration fees in February 2012 and we paid an additional $550 in upfront fees and arrangement fees in June 2014, of which $404 remains in prepaid expense and other current assets and $1,368 remains other long-term assets on our Consolidated Balance Sheet as of December 31, 2014.  We also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary “breakage” fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and certain of its domestic subsidiaries.

In the first quarter of fiscal 2015, we entered into interest rate swap agreements that have the economic effect of converting fifty percent of our variable rate debt into fixed rate debt at a weighted average fixed rate of 1.5% plus the Applicable Rate defined above.  See Notes 2 and 8 for additional information on the interest rate swap agreements.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the expiration of the Credit Agreement.  As of December 31, 2014, our consolidated leverage ratio was 1.51 to 1.00 and our consolidated fixed charge coverage ratio was 7.25 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At December 31, 2014, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $170,625 as the loan bears a floating market rate of interest.  As of December 31, 2014, $8,750 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of December 31, 2014, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2015	$6,562
2016	8,750
2017	7,656
2018	14,219
2019	133,438
Total	$170,625

index

8. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to various market risks, including interest rates and foreign currency exchange rates .  We enter into various derivative transactions to mitigate the volatility associated with these exposures.  We have policies in place that define acceptable instrument types we may enter into and we have established controls to limit our market risk exposure.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value on a gross basis.

Cash Flow Hedges – Interest Rate Swap Agreements
In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment of debt.  The notional value of the swaps was $85,313 as of December 31, 2014, and the swaps are scheduled to expire on June 27, 2019.

We have designated these swap agreements as cash flow hedges pursuant to ASC 815, “Derivatives and Hedging”.  As cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and the change in fair value of the underlying exposures being hedged.  The effective portion is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion will be recorded as a component of interest expense.  Changes in the method by which we pay interest from one-month LIBOR to another rate of interest could create ineefectiveness in the swaps, and result in amounts being reclassified from other comprehensive income into net income.  Hedge effectiveness is tested quarterly to determine if hedge treatment is appropriate.

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of December 31, 2014 and September 30, 2014, respectively, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other international currencies were $3,012 and $4,695, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other international currencies were $25,900 and $18,425, respectively.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Balance Sheet Location		December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2014
Derivatives designated as hedging instruments
Interest rate swap contracts	Other noncurrent assets	$808	$-	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$977	$-

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$17	$100	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$220	$270

index

The following table summarizes the effect of our derivative instruments on our Consolidated Statement of Income for the three months ended December 31, 2013 and 2014:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended
	Statement of Income Location	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(1,336)	$(392)

The interest rate swap agreements were deemed to be effective since inception, so there was no impact on our Consolidated Statement of Income.  We recorded a $169 unrealized loss in accumulated comprehensive income during the quarter ended December 31, 2014 for these interest rate swaps.  We do not expect any material amounts related to our interest rate swaps will be reclassified into earnings during the next 12 months.

9. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

Refer to Note 16 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet our specifications and customers’ performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve activity during the first three months of fiscal 2015 was as follows:

Balance as of September 30, 2014	$246
Reserve for product warranty during the reporting period	164
Settlement of warranty	(164)
Balance as of December 31, 2014	$246

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We operate under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, which requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  The agreement became effective as of January 1, 2013 with an initial term of four years.  As of December 31, 2014, purchase obligations include $67,546 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

index

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have unfunded defined benefit plans covering employees in certain foreign jurisdictions as required by local law.  Benefit costs, consisting primarily of service costs, are recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statements of Income.  The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of the fiscal year.  Benefit payments under all such unfunded plans to be paid over the next 10 years are expected to be immaterial.  For more information regarding these plans, refer to Note 16 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (AOCI), including the reclassification adjustments for items that are reclassified from AOCI to net income, are shown below:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Pension and Other Postretirement Liabilities	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance September 30, 2014	$10,115	$-	$(860)	$-	$9,255
Increase (decrease) in OCI	(9,958)	(169)	-	-	(10,127)
Reclassifications	-	-	-	-	-
Income tax benefit (expense)	1,626	-	-	-	1,626
Balance December 31, 2014	$1,783	$(169)	$(860)	$-	$754

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Pension and Other Postretirement Liabilities	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance September 30, 2013	$18,251	$-	$(664)	$(151)	$17,436
Increase (decrease) in OCI	(5,765)	-	-	234	(5,531)
Reclassifications	-	-	-	-	-
Income tax benefit (expense)	1,005	-	-	(83)	922
Balance December 31, 2013	$13,491	$-	$(664)	$-	$12,827

                 Changes in our pension and postretirement liabilities are not material on a quarterly basis, so we record the annual change in accumulated other comprehensive income in the fourth quarter of our fiscal year.

index

11. SHARE-BASED COMPENSATION PLANS

We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan (OIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP); and, pursuant to the OIP, our Directors’ Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  Prior to March 2012, when our stockholders approved the OIP, we issued share-based payments under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our ESPP, and, pursuant to the EIP, the DDCP and DSP.  For additional information regarding these programs, refer to Note 11 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are made from the OIP, and the EIP is no longer available for any awards.

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock’s historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

Share-based compensation expense for the three months ended December 31, 2014, and 2013, was as follows:

	Three Months Ended
	December 31,
Income statement classifications:	2014	2013

Cost of goods sold	$498	$480
Research, development and technical	415	366
Selling and marketing	320	353
General and administrative	2,174	2,167
Total share-based compensation expense	3,407	3,366
Tax benefit	(1,122)	(1,092)
Total share-based compensation expense, net of tax	$2,285	$2,274

index

As previously disclosed in our Current Report on Form 8-K filed on December 16, 2014, we announced that effective January 1, 2015, William P. Noglows would cease to serve as our President and Chief Executive Officer, and continue to serve only as the Executive Chairman of our Board of Directors until at least December 31, 2015.  Under an employment letter with the Company dated December 12, 2014, filed as an exhibit to this Form 10-Q, all unvested stock options and restricted stock held by Mr. Noglows as of the date of his termination of service as Executive Chairman will vest in full, according to terms of, and if all service requirements under, the employment letter have been met.  We applied the accounting guidance under Accounting Standards Codification (ASC) Topic 218 "Stock Compensation" to determine the additional share-based compensation expense to be recorded as part of the modification of the outstanding equity in the likely event that Mr. Noglows' service as Executive Chairman terminates according to the terms of the employment letter prior to the scheduled vesting of such equity.  The additional share-based compensation expense was determined to be $378, which will be recorded ratably between December 12, 2014, the date of the modification, and December 31, 2015, the likely date of his termination of service.  In addition, the original fair value of his unvested equity totaling $5,033 will be recorded ratably between the date of modification and December 31, 2015, rather than recording the expense over the original vesting period.

For additional information regarding the estimation of fair value, refer to Note 11 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

12. OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended
	December 31,
	2014	2013

Interest income	$103	$58
Other income (expense)	954	559
Total other income, net	$1,057	$617

Other income (expense) primarily represents gains and losses recorded on transactions denominated in foreign currencies.  The increase in other income was primarily due to a reimbursement of overfunding of a foreign benefit plan, partially offset by the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8.

13. INCOME TAXES

Our effective income tax rate was 12.3% for the three months ended December 31, 2014 compared to a 26.8% effective income tax rate for the three months ended December 31, 2013.  The decrease in the effective tax rate during the first quarter of fiscal 2015 was primarily due to lower tax expense on foreign earnings and the reinstatement of the U.S. research and experimentation tax credit retroactive to January 1, 2014.  The retroactive reinstatement of the tax credit reduced our income tax expense for the quarter by approximately $1,124.  The Company is currently operating under a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This arrangement allows for a 0% tax in fiscal years 2013, 2014 and 2015, and a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017.  This tax holiday reduced our income tax provision by approximately $1,177 and $755 in the first quarter of fiscal 2015 and 2014, respectively.

index

14. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of unvested restricted stock awards with a right to receive non-forfeitable dividends, which are considered participating securities as prescribed by the two-class method under ASC 260.  Diluted EPS is calculated in a similar manner, but the weighted-average number of common shares outstanding during the period is increased to include the weighted-average dilutive effect of “in-the-money” stock options and unvested restricted stock shares using the treasury stock method.

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	December 31,
	2014	2013
Numerator:
Net income	$19,916	$11,308
Less: income attributable to participating securities	(231)	(127)
Earnings available to common shares	$19,685	$11,181

Denominator:
Weighted average common shares	23,651,405	23,589,627
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	834,197	1,033,333
Diluted weighted average common shares	24,485,602	24,622,960
(Denominator for diluted calculation)

Earnings per share:
Basic	$0.83	$0.47

Diluted	$0.80	$0.45

For the three months ended December 31, 2014 and 2013, approximately 0.1 million and 0.5 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

index

15. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three months ended December 31, 2014, and 2013, was as follows:

	Three Months Ended
	December 31,
Revenue:	2014	2013
Tungsten slurries	$45,144	$37,369
Dielectric slurries	28,183	29,946
Other Metals slurries	19,897	17,805
Polishing pads	8,762	7,410
Data storage slurries	4,366	4,982
Engineered Surface Finishes	5,582	3,003
Total revenue	$111,934	$100,515

16. NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11).  The provisions of ASU 2013-11 require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when the related deferred tax asset is available to be utilized.  ASU 2013-11 was effective for us beginning October 1, 2014.  The adoption of ASU 2013-11 had no impact on our financial statements as we have no such unrecognized tax benefits.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to how revenue is reported and improves comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard is intended to enhance disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and improve guidance for multiple-element arrangements.  ASU 2014-09 will be effective for us beginning October 1, 2017, and may be applied on a full retrospective or modified retrospective approach.  We are evaluating the impact of implementation of this standard on our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (Topic 718).  ASU 2014-14 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of an award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  The compensation cost should represent the amount attributable to the periods for which the requisite service has been rendered.  ASU 2014-09 will be effective for us beginning October 1, 2016 and may be applied on a prospective or retrospective basis.  We do not expect the implementation of this standard to have a material effect on our financial statements as we have not granted any awards with a performance condition.

In November 2014, the FASB issued ASU No. 2014-17, “Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force” (Topic 805).  ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  ASU 2014-17 was effective for us beginning in November 2014.  The adoption of ASU 2014-17 had no impact as we have not acquired an entities that issue separate financial statements.

index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward‑looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward‑looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward‑looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward‑looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events, regulatory or legislative activity, or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the acquisition of or investment in other entities; uses and investment of the Company's cash balance; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the construction and operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward‑looking statements.  Forward‑looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward‑looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2015 OVERVIEW

On December 16, 2014, we announced that our Board of Directors had elected David H. Li as our President and Chief Executive Officer, and a member of the Board, effective January 1, 2015, and that our former President and Chief Executive Officer, William P. Noglows, would continue to serve as Executive Chairman of the Board through at least December 31, 2015.  The related employment agreements for each of Mr. Li and Mr. Noglows for their new roles have been filed as exhibits to this Form 10-Q.  On January 5, 2015, we announced additional changes to our executive leadership team, including the appointment of two new executive officers effective as of such date.  At that same time, we also announced that three of our then-existing executive officers had resigned from such roles, effective December 31, 2014, and would subsequently leave our Company.

In our first quarter of fiscal 2015, overall demand in the semiconductor industry continued to be driven by growth in demand for mobile internet devices, such as smart phones and tablets.  We believe the demand for mobile devices will continue to drive longer term semiconductor demand, accompanied by the continued scaling of semiconductor devices to smaller geometries.  During the quarter, we experienced some seasonal softening of demand, as we have experienced over the past several years.  The second quarter of our fiscal year is typically our seasonally softest quarter; however, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our first quarter of fiscal 2015 was $111.9 million, which represented an increase of 11.4% from the first quarter of fiscal 2014.  This year-over-year increase was primarily driven by increased sales of slurries for polishing tungsten and aluminum, and increased sales of our polishing pad products.  In particular, we achieved record quarterly revenue from the sales of tungsten products.  These increases were partially offset by decreases in sales of certain dielectric slurries and data storage slurries, as well as the adverse impact of foreign exchange rate changes, primarily relating to the Japanese yen.

index

Gross profit expressed as a percentage of revenue for our first quarter of fiscal 2015 was 50.9%, which represented a 340 basis point increase from 47.5% reported in the first quarter of fiscal 2014.  The increase in gross profit percentage from the first quarter of fiscal 2014 was primarily due to product mix, higher sales volume, and benefits associated with foreign exchange rate changes, primarily the weakening of the Japanese yen.  These benefits were partially offset by the effects of lower manufacturing yields, higher raw material costs, and higher fixed manufacturing costs, including costs associated with our annual incentive cash bonus program (AIP).  We continue to expect our gross profit percentage for full fiscal year 2015 to be in the range of 48% to 50%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $34.4 million in our first quarter of fiscal 2015, compared to $32.0 million in the first quarter of fiscal 2014.  The increase in operating expenses from the comparable quarter of fiscal 2014 was primarily due to higher staffing-related costs, including separation costs associated with the departure of the three executive officers discussed above, and higher costs associated with our AIP.  We continue to expect full year fiscal 2015 operating expenses to be in the range of $132.0 million to $137.0 million.

Diluted earnings per share for the first quarter of fiscal 2015 were $0.80, which represents a 77.8% increase from $0.45 reported in the first quarter of fiscal 2014.  The increase in diluted earnings per share from the first quarter of fiscal 2014 was primarily due to higher revenue, a higher gross profit margin, and a lower effective tax rate, partially offset by higher operating expenses.  The decrease in the effective tax rate was primarily due to lower income tax expense on foreign earnings and the reinstatement of the U.S. research and experimentation tax credit.  We currently expect our effective tax rate for full fiscal year 2015 to be within the range of 16% and 18%, which is lower than our previous guidance range of 18% to 20%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  There have been no material changes in our critical accounting estimates during the first three months of fiscal 2015, other than the implementation of interest rate swaps discussed in the following paragraph.  See Note 15 of the Notes to the Consolidated Financial Statements of this Form 10-Q for a discussion of new accounting pronouncements.

In the first quarter of fiscal 2015, we entered into interest rate swap agreements for the first time.  The interest rate swaps are designed to hedge the variability of LIBOR-based interest payments on half of our outstanding variable rate debt.  The interest rate swaps are being accounted for as cash flow hedges and are considered highly effective.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2014, VERSUS THREE MONTHS ENDED DECEMBER 31, 2013

REVENUE

Revenue was $111.9 million for the three months ended December 31, 2014, which represented an 11.4%, or $11.4 million, increase from the three months ended December 31, 2013.  The increase in revenue was driven by a $7.8 million increase due to higher sales volume and a $4.5 million increase due to product mix, partially offset by a $1.2 million decrease due to foreign exchange fluctuations, primarily due to the weakening of the Japanese yen versus the U.S. dollar.  We experienced increased sales of slurries for polishing tungsten and aluminum, as well as increased sales of our polishing pad products.  We also recorded higher revenue from our QED Technologies International, Inc. subsidiary within our ESF business, which is primarily capital-equipment oriented.  These increases were partially offset by decreased sales of certain of our dielectrics and data storage slurry products.

COST OF GOODS SOLD

Total cost of goods sold was $55.0 million for the three months ended December 31, 2014, which represented an increase of 4.1%, or $2.2 million, from the three months ended December 31, 2013.  The increase in cost of goods sold was primarily due to a $2.4 million increase due to higher sales volume, a $1.2 million increase due to lower manufacturing yields and higher raw material costs, a $1.1 million increase due to higher fixed manufacturing costs, including costs associated with our AIP, and a $0.9 million increase due to higher logistics costs.  These increases in cost of goods sold were partially offset by a $1.9 million decrease due to product mix and a $1.8 million decrease due to foreign exchange fluctuations, primarily the weakening of the Japanese yen.

Engineered abrasive particles are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see "Tabular Disclosure of Contractual Obligations" in this Form 10-Q as well as in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 50.9% for the three months ended December 31, 2014, compared to 47.5% for the three months ended December 31, 2013.  The increase in gross profit as a percentage of revenue was primarily due to product mix, higher sales volume, and benefits associated with the weakening of the Japanese yen, partially offset by lower manufacturing yields and higher raw material costs, higher fixed manufacturing costs and higher logistics costs.  We continue to expect our gross profit percentage for full year fiscal 2015 to be in the range of 48% to 50%.

index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $15.0 million for the three months ended December 31, 2014, which represented an increase of 3.1%, or $0.4 million, from the three months ended December 31, 2013.  The increase was primarily due to $0.3 million in higher staffing-related costs, including costs associated with our AIP, and $0.2 million in higher clean room material costs.

Our research, development and technical efforts are focused on the following main areas:

•	Research related to fundamental CMP technology;
•	Development of new and enhanced CMP consumables products, including collaboration on joint development projects with technology-leading customers;
•	Process development to support rapid and effective commercialization of new products;
•	Technical support of CMP products in our customers' research, development and manufacturing facilities; and,
•	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $7.6 million for the three months ended December 31, 2014, which represented an increase of 13.9%, or $0.9 million, from the three months ended December 31, 2013.  The increase was primarily due to $1.3 million in higher staffing-related costs, including $1.2 million in severance costs related to the departing executive officers discussed in above, partially offset by lower travel-related expenses and the gain on sale of certain equipment used in our ESF business.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $11.8 million for the three months ended December 31, 2014, which represented an increase of 9.6%, or $1.0 million, from the three months ended December 31, 2013.  The increase was primarily due to $1.0 million in higher staffing-related expenses, including costs associated with our AIP and executive officer severance, and $0.3 million in higher professional fees, partially offset by $0.4 million decrease in certain foreign goods and services tax.

INTEREST EXPENSE

Interest expense was $0.9 million for the three months ended December 31, 2014, and was comparable to $0.9 million for the three months ended December 31, 2013.

OTHER INCOME, NET

Other income was $1.1 million for the three months ended December 31, 2014, compared to $0.6 million during the three months ended December 31, 2013.  The increase in other income was primarily due to a reimbursement of overfunding of a foreign benefit plan, partially offset by the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 12.3% for the three months ended December 31, 2014 compared to a 26.8% effective income tax rate for the three months ended December 31, 2013.  The decrease in the effective tax rate during the first quarter of fiscal 2015 was primarily due to lower income tax expense on foreign earnings and the reinstatement of the U.S. research and experimentation tax credit, retroactive to January 1, 2014.  The retroactive reinstatement of the tax credit reduced our income tax expense for the quarter by approximately $1.1 million.  We currently expect our effective tax rate for full fiscal year 2015 to be within the range of 16% and 18%.

NET INCOME

Net income was $19.9 million for the three months ended December 31, 2014, which represented an increase of 76.1%, or $8.6 million, from the three months ended December 31, 2013.  The increase was primarily due to higher revenue, a higher gross profit margin and a lower effective tax rate, partially offset by higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We generated $21.7 million in cash flows from operating activities in the first three months of fiscal 2015, compared to $0.3 million in cash from operating activities in the first three months of fiscal 2014.  Our cash provided by operating activities in the first three months of fiscal 2015 represented $31.3 million in net income plus non-cash items and a $9.6 million decrease in cash flow due to a net increase in working capital.  The increase in cash flows from operating activities compared to the first three months of fiscal 2014 was primarily due to a significant increase in net income and changes in the timing and amount of accrued expense payments, including payments related to our AIP.  The AIP payment made in the first quarter of fiscal 2015, related to our performance in fiscal 2014, was $7.1 million less than the AIP payment made in the first quarter of fiscal 2014, related to our performance in fiscal 2013.

In the first three months of fiscal 2015, cash flows used in investing activities were $2.4 million representing $2.5 million for purchases of property, plant and equipment, partially offset by $0.1 million received from other investing activities.  In the first three months of fiscal 2014, cash flows used in investing activities were $1.4 million representing $3.7 million for purchases of property, plant and equipment, partially offset by $2.1 million received from the liquidation of a portion of our auction rate securities and $0.2 million received from other investing activities.  We estimate our total capital expenditures in fiscal 2015 will be in the range of $10.0 million to $15.0 million.

In the first three months of fiscal 2014, cash flows used in financing activities were $6.1 million.  We used $15.0 million to repurchase common stock under our share repurchase program and $2.2 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $2.2 million to repay long-term debt.  We received $11.4 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP, and we received $1.9 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.  In the first three months of fiscal 2014, cash flows provided by financing activities were $22.3 million.  We received $32.6 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP, and we received $1.9 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.  We used $8.0 million to repurchase common stock under our share repurchase program and $2.1 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $2.2 million to repay long-term debt.

index

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million.  Under this program, we repurchased 315,864 shares for $15.0 million during the first quarter of fiscal 2015 and we repurchased 184,788 shares for $8.0 million during the first quarter of fiscal 2014.  As of December 31, 2014, $110.0 million remains outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  The timing, manner, price and amounts of repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  In addition, as part of the share repurchase program, the Company entered into a "10b5-1" stock purchase plan agreement with an independent broker, which expired on January 30, 2015, to repurchase shares of the Company's common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  In June 2014, we entered into an amendment to the Credit Agreement (the "Amendment"), which provided for an additional $17.5 million in Term Loan commitments to bring the total commitments to the same level as the original amount under the Credit Agreement at its inception in 2012, an extension of the maturity date of the Credit Facilities, and changes to certain pricing and other terms of the agreement, including a relaxed consolidated leverage ratio financial covenant.  The Amendment also increased the uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, from $75.0 million to $100.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Credit Facilities are now scheduled to expire on June 27, 2019.  The additional Term Loan commitments were drawn on June 27, 2014, and the Revolving Credit Facility remains undrawn.  The Term Loan has $170.6 million outstanding as of December 31, 2014.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the termination of the Credit Agreement.  As of December 31, 2014, our consolidated leverage ratio was 1.51 to 1.00 and our consolidated fixed charge coverage ratio was 7.25 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 7 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding the Credit Agreement.

As of December 31, 2014, we had $295.4 million of cash and cash equivalents, $76.4 million of which was held in foreign subsidiaries in Japan, the Netherlands, Singapore, South Korea and Taiwan where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

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

index

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2014, and September 30, 2014, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$170.6	$8.7	$17.5	$144.4	$-
Interest expense and fees on long-term debt	16.3	4.4	7.1	4.8	-
Purchase obligations	87.0	53.4	33.2	0.3	0.1
Operating leases	9.8	2.1	2.5	1.3	3.9
Severance agreements	1.7	1.4	0.3	-	-
Other long-term liabilities *	9.1	-	-	0.9	8.2
Total contractual obligations	$294.5	$70.0	$60.6	$151.7	$12.2

* We have excluded $0.4 million in deferred tax liabilities from other long-term liability amounts presented as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.

We have entered into a multi-year supply agreement with Cabot Corporation, our former parent company which is not a related party, for the purchase of fumed silica, which became effective January 1, 2013 with an initial term of four years.  This agreement requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities each year of the contract.  Purchase obligations include an aggregate amount of $67.5 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

Interest payments on long-term debt reflect interest rates in effect at December 31, 2014.  The interest payments reflect LIBOR rates currently in effect on $85.3 million of our outstanding debt, and reflect fixed interest rates on $85.3 million of outstanding debt for which we have initiated interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 7 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding our long-term debt.

Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, for additional information regarding our contractual obligations.

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

The significant weakening of the Japanese yen against the U.S. dollar in fiscal 2014 and during the first quarter of fiscal 2015 adversely affected our revenue, but had a net favorable impact on our gross profit percentage, as our yen-denominated cost of goods sold was greater than our yen-denominated revenue.  The weakening of the yen accounted for an approximate 90 basis point increase in our gross profit percentage for fiscal 2014 compared to fiscal 2013, and an approximate 95 basis point increase in our gross profit percentage for the first quarter of fiscal 2015 compared to the same period of fiscal 2014.  To a lesser extent, we have also seen a favorable foreign exchange impact on our yen-denominated operating expenses.  The weakening of the yen has also had a significant impact on other comprehensive income on our Consolidated Balance Sheet.  During the fiscal year ended September 30, 2014 and the quarter ended December 31, 2014, we recorded $8.1 million and $8.3 million, respectively, in currency translation losses, net of tax, that are included in other comprehensive income.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in yen when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of December 31, 2014, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At December 31, 2014, we had $170.6 million in long-term debt outstanding on our Term Loan.  In the first quarter of fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment to maintain a fixed rate of interest on half of our outstanding debt.  As of December 31, 2014, the fair value of this cash flow hedge is a liability of $0.2 million.  At December 31, 2014, we had $85.3 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At December 31, 2014, we owned two auction rate securities (ARS) with a total estimated fair value of $5.3 million and par value of $5.9 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Note 5 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  However, we may update our risk factors, including adding or deleting them, in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by changes in consumer demand such as the significant shift in demand in recent years from semiconductor devices for personal computers to those for mobile internet devices.  Historically, semiconductor demand has fluctuated significantly due to economic and industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate.  For example, we experienced soft demand conditions in the semiconductor industry during the first half of fiscal years 2012, 2013 and 2014, followed by stronger demand in the second half of each of those years.  We also experienced a moderate sequential decline in demand during the first quarter of fiscal 2015.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

Adverse global economic and industry conditions may have other negative effects on our Company.  For instance, we may experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production process may be harmed if our suppliers cannot fulfill their obligations to us.  We may also have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

Some additional factors that affect demand for our products include: the types of electronic devices that are in demand, such as smart phones and tablets versus PCs; products that our customers may produce, such as logic devices versus memory devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables, customers' specific manufacturing process integration schemes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share gains and losses; and pricing changes by us and our competitors.

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

Our CMP consumables customer base is concentrated among a limited number of large customers.  The semiconductor industry is consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through business gains, mergers and acquisitions, and strategic alliances.  Industry analysts predict that this trend will continue, which means the semiconductor industry will be comprised of fewer and larger participants if their prediction is correct.  One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables purchased from us.  Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products.  Any deferral or significant reduction in CMP consumables sold to these principal customers could seriously harm our business, financial condition and results of operations.

During the three months ended December 31, 2014 and 2013, our five largest customers accounted for approximately 54% and 55% of our revenue, respectively.  During the three months ended December 31, 2014, Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung were our largest customers accounting for approximately 21% and 13%, respectively, of our revenue.  During the three months ended December 31, 2013, TSMC and Samsung accounted for approximately 20% and 14%, respectively, of our revenue.  During full fiscal year 2014, our five largest customers accounted for approximately 54% of our revenue, with TSMC and Samsung accounting for approximately 22% and 14%, respectively.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP SUPERIOR CMP CONSUMABLES PRODUCTS, OFFER BETTER PRICING, SERVICE OR OTHER TERMS, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, or labor-related issues.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.

We believe it would be difficult to promptly secure alternative sources of key raw materials in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by us and our customers.  In addition, new contract terms, contractual amendments to existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us.  Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could occupy technical resources of our customers that might otherwise be used to evaluate our new products, thus delaying potential revenue growth, or motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 89% and 88% of our revenue was generated by sales to customers outside of the United States for the three months ended December 31, 2014 and full fiscal year ended September 30, 2014, respectively.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2014	-	-	-	$125,000
Nov. 1 through Nov. 30, 2014	194,900	$47.71	194,900	$115,702
Dec. 1 through Dec. 31, 2014	168,689	$47.02	120,964	$109,990
Total	363,589	$47.39	315,864	$109,990

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million.  Under this program, we repurchased 315,864 shares for $15.0 million during the first quarter of fiscal 2015.  As of December 31, 2014, $110.0 million remains outstanding under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

index

Separate from this share repurchase program, a total of 47,725 shares were purchased during the first quarter of fiscal 2015 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients and to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S‑K:

Exhibit Number	Description
10.67	Employment Offer Letter dated December 12, 2014 (William P. Noglows).

10.68	Employment Offer Letter dated December 12, 2014 (David H. Li).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: February 6, 2015	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 6, 2015	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]