Form 10-Q
period 2015-03-31
CABOT MICROELECTRONICS CORP
filed 2015-05-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

MARCH 31, 2015

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
YES	☒	NO	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☒	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

As of April 30, 2015, the Company had 24,719,693 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenue	$104,858	$99,456	$216,792	$199,971

Cost of goods sold	50,182	52,931	105,142	105,732

Gross profit	54,676	46,525	111,650	94,239

Operating expenses:
Research, development and technical	15,131	14,364	30,149	28,935
Selling and marketing	5,777	6,471	13,416	13,178
General and administrative	14,296	11,076	26,047	21,802
Total operating expenses	35,204	31,911	69,612	63,915

Operating income	19,472	14,614	42,038	30,324

Interest expense	1,059	843	1,965	1,715

Other income (expense), net	(332)	103	725	720
Income before income taxes	18,081	13,874	40,798	29,329

Provision for income taxes	4,270	3,779	7,071	7,926

Net income	$13,811	$10,095	$33,727	$21,403

Basic earnings per share	$0.57	$0.42	$1.40	$0.89

Weighted average basic shares outstanding	24,057	23,982	23,845	23,775

Diluted earnings per share	$0.55	$0.40	$1.36	$0.86

Weighted average diluted shares outstanding	24,693	24,897	24,582	24,749

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net income	$13,811	$10,095	$33,727	$21,403

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	48	(452)	(8,284)	(5,212)
Net unrealized losses on cash flow hedges	(443)	-	(612)	-
Unrealized gain on investments	-	-	-	151

Other comprehensive income (loss), net of tax	(395)	(452)	(8,896)	(5,061)

Comprehensive income	$13,416	$9,643	$24,831	$16,342

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$333,651	$284,155
Accounts receivable, less allowance for doubtful accounts of $1,260 at March 31, 2015, and $1,392 at September 30, 2014	55,812	60,693
Inventories, net	64,273	64,979
Prepaid expenses and other current assets	21,761	10,645
Deferred income taxes	8,050	7,521
Total current assets	483,547	427,993

Property, plant and equipment, net	94,508	100,821
Goodwill	42,289	43,245
Other intangible assets, net	5,878	7,163
Deferred income taxes	7,537	11,353
Other long-term assets	10,683	10,592
Total assets	$644,442	$601,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,019	$15,304
Accrued expenses, income taxes payable and other current liabilities	31,615	31,394
Current portion of long-term debt	8,750	8,750
Total current liabilities	56,384	55,448

Long-term debt, net of current portion	159,688	164,063
Deferred income taxes	294	510
Other long-term liabilities	9,727	9,144
Total liabilities	226,093	229,165

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 33,484,891 shares at March 31, 2015, and 31,927,601 shares at September 30, 2014	33	32
Capital in excess of par value of common stock	486,017	437,266
Retained earnings	261,669	227,942
Accumulated other comprehensive income	359	9,255
Treasury stock at cost, 8,721,971 shares at March 31, 2015, and 8,142,687 shares at September 30, 2014	(329,729)	(302,493)
Total stockholders’ equity	418,349	372,002

Total liabilities and stockholders’ equity	$644,442	$601,167

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$33,727	$21,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,303	9,908
Provision for doubtful accounts	(40)	(219)
Share-based compensation expense	8,706	7,791
Deferred income tax expense	4,966	1,437
Non-cash foreign exchange loss	531	45
Gain on disposal of property, plant and equipment	(100)	(38)
Impairment of long-lived assets	-	2,144
Other	(802)	(294)
Changes in operating assets and liabilities:
Accounts receivable	2,747	773
Inventories	(1,688)	(8,920)
Prepaid expenses and other assets	(11,480)	(3,339)
Accounts payable	1,374	(1,603)
Accrued expenses, income taxes payable and other liabilities	1,426	(14,665)
Net cash provided by operating activities	48,670	14,423

Cash flows from investing activities:
Additions to property, plant and equipment	(5,317)	(7,340)
Proceeds from the sale of property, plant and equipment	175	160
Proceeds from the sale of investments	-	2,130
Other investing activities	-	1,062
Net cash used in investing activities	(5,142)	(3,988)

Cash flows from financing activities:
Repayment of long-term debt	(4,375)	(4,375)
Repurchases of common stock	(27,236)	(30,072)
Net proceeds from issuance of stock	33,630	35,908
Tax benefits associated with share-based compensation expense	6,113	2,246
Net cash provided by financing activities	8,132	3,707

Effect of exchange rate changes on cash	(2,164)	(1,024)
Increase in cash and cash equivalents	49,496	13,118
Cash and cash equivalents at beginning of period	284,155	226,029
Cash and cash equivalents at end of period	$333,651	$239,147

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,149	$697
Issuance of restricted stock	9,924	7,785

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of Cabot Microelectronics’ financial position as of March 31, 2015, cash flows for the six months ended March 31, 2015, and March 31, 2014, and results of operations for the three and six months ended March 31, 2015, and March 31, 2014.  The consolidated balance sheet as of September 30, 2014 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.  The results of operations for the three and six months ended March 31, 2015 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2015.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

In conjunction with our financial statement revision, which was discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, we have reclassified $459 between prepaid expense and income taxes payable within the cash flow from operating activities section of the Consolidated Statement of Cash Flows for the period ended March 31, 2014.  The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of March 31, 2015.

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

index

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at March 31, 2015 and September 30, 2014.  See Note 7 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

March 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$333,651	$-	$-	$333,651
Other long-term investments	1,851			1,851
Derivative financial instruments	-	121	-	121
Total assets	$335,502	$121	$-	$335,623

Liabilities:
Derivative financial instruments	-	985	-	985
Total liabilities	$-	$985	$-	$985

September 30, 2014	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$284,155	$-	$-	$284,155
Other long-term investments	1,654			1,654
Derivative financial instruments	-	100	-	100
Total assets	$285,809	$100	$-	$285,909

Liabilities:
Derivative financial instruments	-	270	-	270
Total liabilities	$-	$270	$-	$270

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  The other long-term investments are included in other long-term assets on our Consolidated Balance Sheet.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,851 in the second quarter of fiscal 2015 to reflect its fair value as of March 31, 2015.

Our derivative financial instruments include forward foreign exchange contracts and interest rate swaps.  In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  These interest rate swaps represent our primary use of derivative financial instruments.  The fair value of our derivative instruments is estimated using standard valuation models using market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  See Note 8 of this Form 10-Q for more information on our use of derivative financial instruments.

index

3.	INVENTORIES, NET

Inventories, net consisted of the following:

	March 31, 2015	September 30, 2014

Raw materials	$35,311	$37,009
Work in process	5,663	4,505
Finished goods	23,299	23,465
Total	$64,273	$64,979

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $42,289 as of March 31, 2015, and $43,245 as of September 30, 2014.  The decrease in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	March 31, 2015		September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$8,201	$7,159	$8,278	$6,750
Acquired patents and licenses	8,270	7,689	8,270	7,534
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	11,920	8,855	12,193	8,484

Total other intangible assets subject to amortization	30,941	26,253	31,291	25,318

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,131	$26,253	$32,481	$25,318

*	Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $582 and $1,175 for the three and six months ended March 31, 2015, respectively.  Amortization expense on our other intangible assets was $613 and $1,269 for the three and six months ended March 31, 2014, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2015	$1,172
2016	1,939
2017	1,118
2018	441
2019	11

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

We completed our annual impairment test during our fourth quarter of fiscal 2014 and concluded that no impairment existed.  There were no indicators of potential impairment during the six months ended March 31, 2015, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

5.	OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	March 31, 2015	September 30, 2014

Auction rate securities (ARS)	$5,895	$5,895
Other long-term assets	2,937	3,043
Other long-term investments	1,851	1,654
Total	$10,683	$10,592

We classify our ARS investments as held-to-maturity and have recorded them at cost.  Our ARS investments at March 31, 2015 consisted of two tax exempt municipal debt securities with a total par value of $5,895, both of which have maturities greater than ten years.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor’s.

The fair value of our ARS, determined using level 2 fair value inputs, was $5,317 as of March 31, 2015.  We have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity.  We believe the gross unrecognized loss of $578 is due to the illiquidity in the ARS market, rather than to credit loss.  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.  In November 2011, the municipality that issued one of our ARS filed for bankruptcy protection.  As a result of the approval of the municipality’s reorganization plan, and our voting elections, we received 65% of the par value outstanding, or $2,113, during the quarter ended December 31, 2013, and we reversed the $234 temporary impairment that we previously recorded.

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months.  As discussed in Note 2, we recorded a long-term asset and a corresponding long-term liability of $1,851 representing the fair value of our SERP investments as of March 31, 2015.

index

6.	ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31, 2015	September 30, 2014

Accrued compensation	$17,915	$16,980
Goods and services received, not yet invoiced	1,968	3,167
Deferred revenue and customer advances	489	1,223
Warranty accrual	238	246
Income taxes payable	5,376	5,448
Taxes, other than income taxes	1,778	1,182
Other accrued expenses	3,851	3,148
Total	$31,615	$31,394

Accrued compensation at March 31, 2015 includes $1,377 for severance payments to be made to three executive officers who resigned from their positions.

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

index

Borrowings under the amended Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the “Applicable Rate” (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the “Base Rate”, which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The current Applicable Rate for borrowings under the Credit Facilities is 1.50% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  The fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in arrangement fees, upfront fees and administration fees in February 2012 and we paid an additional $550 in upfront fees and arrangement fees in June 2014, of which $397 remains in prepaid expenses and other current assets and $1,271 remains in other long-term assets on our Consolidated Balance Sheet as of March 31, 2015.  We also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary “breakage” fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and certain of its domestic subsidiaries.

In the first quarter of fiscal 2015, we entered into interest rate swap agreements that have the economic effect of converting fifty percent of our variable rate debt into fixed rate debt at a weighted average fixed rate of 1.5% plus the Applicable Rate defined above.  See Notes 2 and 8 for additional information on the interest rate swap agreements.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the expiration of the Credit Agreement.  As of March 31, 2015, our consolidated leverage ratio was 1.47 to 1.00 and our consolidated fixed charge coverage ratio was 7.41 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At March 31, 2015, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $168,438 as the loan bears a floating market rate of interest.  As of March 31, 2015, $8,750 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of March 31, 2015, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2015	$4,375
2016	8,750
2017	7,656
2018	14,219
2019	133,438
Total	$168,438

index

8.	DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to various market risks, including risks associated with interest rates and foreign currency exchange rates.  We enter into certain derivative transactions to mitigate the volatility associated with these exposures.  We have policies in place that define acceptable instrument types we may enter into and we have established controls to limit our market risk exposure.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value on a gross basis.

Cash Flow Hedges – Interest Rate Swap Agreements

In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment of debt.  The notional value of the swaps was $84,219 as of March 31, 2015, and the swaps are scheduled to expire on June 27, 2019.

We have designated these swap agreements as cash flow hedges pursuant to ASC 815, “Derivatives and Hedging”.  As cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged.  The effective portion is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion is recorded as a component of interest expense.  Changes in the method by which we pay interest from one-month LIBOR to another rate of interest could create ineffectiveness in the swaps, and result in amounts being reclassified from other comprehensive income into net income.  Hedge effectiveness is tested quarterly to determine if hedge treatment is appropriate.

Foreign Currency Contracts Not Designated as Hedges

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of March 31, 2015 and September 30, 2014, respectively, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other international currencies were $2,130 and $4,695, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other international currencies were $25,240 and $18,425, respectively.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Balance Sheet Location		March 31, 2015	September 30, 2014	March 31, 2015	September 30, 2014
Derivatives designated as hedging instruments
Interest rate swap contracts	Other noncurrent assets	$11	$-	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$950	$-
	Other long-term liabilities	$-	$-	$11	$-

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$110	$100	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$24	$270

index

The following table summarizes the effect of our derivative instruments on our Consolidated Statement of Income for the three and six months ended March 31, 2015 and 2014:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Six Months Ended
Statement of Income Location		March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(344)	$55	$(1,680)	$(337)

The interest rate swap agreements were deemed to be effective since inception, so there was no impact on our Consolidated Statement of Income.  We recorded a $612 unrealized loss, net of tax, in accumulated comprehensive income during the six months ended March 31, 2015 for these interest rate swaps.  During the next 12 months, we expect approximately $961 to be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps as the fixed interest rate on our interest rate swaps is expected to be higher than the variable interest rate on our outstanding debt.

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management’s best estimate of the cost to replace product that does not meet our specifications and customers’ performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve activity during the first six months of fiscal 2015 was as follows:

Balance as of September 30, 2014	$246
Reserve for product warranty during the reporting period	317
Settlement of warranty	(325)
Balance as of March 31, 2015	$238

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We operate under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, which requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  The agreement became effective as of January 1, 2013 with an initial term of four years.  As of March 31, 2015, purchase obligations include $61,088 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

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

The components of accumulated other comprehensive income (AOCI), including the reclassification adjustments for items that are reclassified from AOCI to net income, are shown below:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Pension and Other Postretirement Liabilities	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance September 30, 2014	$10,115	$-	$(860)	$-	$9,255
Increase (decrease) in OCI	(10,074)	(1,339)	-	-	(11,413)
Reclassifications	-	389	-	-	389
Income tax benefit (expense)	1,790	338	-	-	2,128
Balance March 31, 2015	$1,831	$(612)	$(860)	$-	$359

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Pension and Other Postretirement Liabilities	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance September 30, 2013	$18,251	$-	$(664)	$(151)	$17,436
Increase (decrease) in OCI	(5,874)	-	-	234	(5,640)
Reclassifications	-	-	-	-	-
Income tax benefit (expense)	662	-	-	(83)	579
Balance March 31, 2014	$13,039	$-	$(664)	$-	$12,375

Changes in our pension and postretirement liabilities are not material on a quarterly basis, so we record the annual change in accumulated other comprehensive income in the fourth quarter of our fiscal year.

index

11.	SHARE-BASED COMPENSATION PLANS

We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan (OIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP); and pursuant to the OIP, our Directors’ Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  Prior to March 2012, when our stockholders approved the OIP, we issued share-based payments under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our ESPP, and, pursuant to the EIP, the DDCP and DSP.  For additional information regarding these programs, refer to Note 11 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are made from the OIP, and the EIP is no longer available for any awards.

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

Share-based compensation expense for the three and six months ended March 31, 2015, and 2014, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Cost of goods sold	$463	$449	$961	$929
Research, development and technical	384	352	799	718
Selling and marketing	248	307	568	660
General and administrative	4,204	3,317	6,378	5,484
Total share-based compensation expense	5,299	4,425	8,706	7,791
Tax benefit	(1,842)	(1,593)	(2,964)	(2,685)
Total share-based compensation expense, net of tax	$3,457	$2,832	$5,742	$5,106

Our non-employee directors received annual equity awards in March 2015, pursuant to the OIP.  The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company’s bylaws.  Six of the Company’s non-employee directors had completed at least two full terms of service as of the date of the March 2015 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $1,308 of the awards to these six directors to share-based compensation expense in the fiscal quarter ended March 31, 2015 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other non-employee director who received an annual equity award in March 2015.

index

As previously disclosed in our Current Report on Form 8-K, filed on December 16, 2014, we announced that effective January 1, 2015, William P. Noglows would cease to serve as our President and Chief Executive Officer, and continue to serve only as the Executive Chairman of our Board of Directors until at least December 31, 2015.  Under an employment letter with the Company dated December 12, 2014, filed as an exhibit to our Form 10-Q for the quarter ended December 31, 2014, all unvested stock options and restricted stock held by Mr. Noglows as of the date of his termination of service as Executive Chairman will vest in full, according to terms of, and if all service requirements under, the employment letter have been met.  We applied the accounting guidance under Accounting Standards Codification (ASC) Topic 718 “Stock Compensation” to determine the additional share-based compensation expense to be recorded as part of the modification of the outstanding equity in the likely event that Mr. Noglows’ service as Executive Chairman terminates according to the terms of the employment letter prior to the scheduled vesting of such equity.  The additional share-based compensation expense was determined to be $378, which is being recorded ratably between December 12, 2014, the date of the modification, and December 31, 2015, the likely date of his termination of service.  In addition, the original fair value of his unvested equity totaling $5,033 is being recorded ratably between the date of modification and December 31, 2015, rather than over the original vesting period.

For additional information regarding the estimation of fair value, refer to Note 11 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

12.	OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Interest income	$45	$21	$148	$79
Other income (expense)	(377)	82	577	641
Total other income, net	$(332)	$103	$725	$720

Other income (expense) primarily represents gains and losses recorded on transactions denominated in foreign currencies.  The increase in other expense during the quarter ended March 31, 2015 was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8.

13.	INCOME TAXES

Our effective income tax rate was 23.6% and 17.3% for the three and six months ended March 31, 2015 compared to a 27.2% and 27.0% effective income tax rate for the three and six months ended March 31, 2014.  The decrease in the effective tax rate during the first six months of fiscal 2015 was primarily due to lower income tax expense on foreign earnings and the reinstatement of the U.S. research and experimentation tax credit retroactive to January 1, 2014.  The retroactive reinstatement of the tax credit reduced our income tax expense for the six months by approximately $1,124.  The Company is currently operating under a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This arrangement allows for a 0% tax rate in fiscal years 2013, 2014 and 2015, and tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017.  This tax holiday reduced our income tax provision by approximately $2,260 and $1,643 in the first six months of fiscal 2015 and 2014, respectively.

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

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Numerator:
Net Income	$13,811	$10,095	$33,727	$21,403
Less: income attributable to participating securities	(183)	(133)	(330)	(203)
Earnings available to common shares	$13,628	$9,962	$33,397	$21,200

Denominator:
Weighted average common shares	24,056,881	23,981,506	23,845,012	23,775,049
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	636,000	915,831	737,382	973,992
Diluted weighted average common shares	24,692,881	24,897,337	24,582,394	24,749,041
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.57	$0.42	$1.40	$0.89

Diluted	$0.55	$0.40	$1.36	$0.86

For each of the three and six months ended March 31, 2015 and 2014, approximately 0.8 million and 0.5 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

index

15.	FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and six months ended March 31, 2015, and 2014, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue:	2015	2014	2015	2014
Tungsten slurries	$43,658	$37,559	$88,802	$74,928
Dielectric slurries	23,882	29,121	52,065	59,067
Other Metals slurries	18,331	17,336	38,228	35,141
Polishing pads	8,841	7,760	17,603	15,170
Engineered Surface Finishes	6,212	3,194	11,794	6,197
Data Storage slurries	3,934	4,486	8,300	9,468
Total revenue	$104,858	$99,456	$216,792	$199,971

16.	NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to how revenue is reported and improves comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard is intended to enhance disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and improve guidance for multiple-element arrangements.  ASU 2014-09 will be effective for us beginning October 1, 2017, and may be applied on a full retrospective or modified retrospective approach.  The FASB has proposed a one year deferral of the effective date of this standard, but that deferral has not yet been approved.  We are evaluating the impact of implementation of this standard on our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (Topic 718).  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of an award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  The compensation cost should represent the amount attributable to the periods for which the requisite service has been rendered.  ASU 2014-12 will be effective for us beginning October 1, 2016 and may be applied on a prospective or retrospective basis.  We do not expect the implementation of this standard to have a material effect on our financial statements as we have not granted any awards with a performance condition.

index

In November 2014, the FASB issued ASU No. 2014-17, “Pushdown Accounting, a Consensus of the FASB Emerging Issues Task Force” (Topic 805).  ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  ASU 2014-17 was effective for us beginning in November 2014.  The adoption of ASU 2014-17 had no impact as we have not acquired any entities that issue separate financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (Subtopic 225-20).  ASU 2015-01 eliminates the concept of extraordinary items from U.S. GAAP, so an entity no longer needs to consider whether an underlying event or transaction is extraordinary.  ASU 2015-01 retains the prior presentation and disclosure guidance for items that are unusual in nature or occur infrequently and will expand the guidance to include items that are both unusual in nature and infrequently occurring.  ASU 2015-01 will be effective for us beginning October 1, 2016.  We do not expect the implementation of this standard to have a material effect on our financial statements as we have not had any events or transactions that were considered to be extraordinary.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (Topic 810).  ASU 2015-02 amends the criteria for determining which entities are considered variable interest entities (VIEs), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model.  ASU 2015-02 will be effective for us beginning October 1, 2016.  We do not expect the implementation of this standard to have a material effect on our financial statements as we have no interests in any entities which may be considered VIEs.

index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events, regulatory or legislative activity, or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the acquisition of or investment in other entities; uses and investment of the Company’s cash balance; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company’s capital structure; the Company’s current or future tax rate; the construction and operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, including the consolidated financial statements and related notes thereto.

SECOND QUARTER OF FISCAL 2015 OVERVIEW

In our second quarter of fiscal 2015, we experienced some seasonal softening of overall demand, which is consistent with our experience in recent years, as the second quarter of our fiscal year has typically been our seasonally softest quarter.  Over the past three years, the semiconductor industry has demonstrated seasonal trends in demand, likely attributable to the increasing consumer orientation of end products, with seasonal strength during the June and September quarters, around “back to school” and holiday seasons, and weaker demand during the December and March quarters.  For our Company, that has translated into weaker demand for our CMP consumables products during the first half of our fiscal year, followed by stronger demand in the second half.  However, various industry reports and comments from some of our strategic customers suggest that we could see a departure from this trend during the June quarter due to an increase in some IC device inventories.  The increase in inventories appears to have led some semiconductor manufacturers to reduce their production.  Consistent with this, through the first month of our third fiscal quarter, we have seen some softness in demand for our CMP consumables products.  Over the long term, we believe that demand for mobile devices will continue to drive semiconductor demand, accompanied by the continued scaling of semiconductor devices to smaller geometries and the introduction of more complex device architectures.  However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled “Risk Factors” in this Form 10-Q.

Revenue for our second quarter of fiscal 2015 was $104.9 million, which is 5.4% higher than the second quarter of fiscal 2014.  The year-over-year increase was primarily driven by higher sales of slurries for polishing tungsten and copper, polishing pads and ESF products.  These increases were partially offset by lower sales of certain dielectrics and data storage slurries, as well as the adverse impact of foreign exchange rate changes, primarily relating to weakening of the Japanese yen versus the U.S. dollar.  Revenue for the first six months of fiscal 2015 was $216.8 million, which is 8.4% higher than the comparable period of fiscal 2014.  The increase was driven by higher sales of slurries for polishing tungsten and aluminum, polishing pads and ESF products, partially offset by lower sales of certain dielectrics and data storage slurries.

index

Gross profit for our second quarter of fiscal 2015, expressed as a percentage of revenue, was 52.1%, which is 530 basis points higher than 46.8% reported in the second quarter of fiscal 2014.  The increase in gross profit percentage was primarily due to product mix, the absence of a $2.1 million impairment charge on certain manufacturing assets recorded in the second quarter of fiscal 2014, and the favorable net impacts of foreign exchange rate changes, primarily the weakening of the Japanese yen versus the U.S. dollar.  These benefits were partially offset by higher fixed manufacturing costs, including costs associated with our annual incentive cash bonus program (AIP).  Our gross profit percentage was 51.5% on a year-to-date basis, which is 440 basis points higher than 47.1% in the comparable period of fiscal 2014, primarily due to the same factors.  We expect our gross profit percentage for full fiscal year 2015 will be around the upper end of our guidance range of 48% to 50%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $35.2 million in our second quarter of fiscal 2015, compared to $31.9 million in the second quarter of fiscal 2014.  The increase in operating expenses from the comparable quarter of fiscal 2014 was primarily due to higher staffing-related costs, including higher costs associated with our AIP and costs associated with our CEO transition announced in the first quarter of fiscal 2015.  Operating expenses were $69.6 million for the first six months of fiscal 2015, compared to $63.9 million in the comparable period of fiscal 2014.  The increase was driven by higher staffing-related costs, including higher AIP costs, separation costs associated with the departure of three executive officers recorded in the first quarter of fiscal 2015, and CEO transition costs.  We expect full year fiscal 2015 operating expenses will be toward the upper end of our guidance range of $132.0 million to $137.0 million.

Diluted earnings per share for the second quarter of fiscal 2015 were $0.55, which is 37.5% higher than $0.40 reported in the second quarter of fiscal 2014.  The increase in diluted earnings per share from the second quarter of fiscal 2014 was primarily due to a higher gross profit margin, including the absence of the impairment charge mentioned above, and higher revenue, partially offset by higher operating expenses.  The asset impairment charge had a $0.06 adverse impact on fiscal 2014 diluted earnings per share.  On a year-to-date basis, diluted earnings per share were $1.36, which is 58.1% higher than $0.86 in the comparable period of fiscal 2014, primarily due to the same factors, plus a lower effective income tax rate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  There have been no material changes in our critical accounting estimates during the first six months of fiscal 2015, other than the implementation of interest rate swaps discussed in the following paragraph.  See Note 16 of the Notes to the Consolidated Financial Statements of this Form 10-Q for a discussion of new accounting pronouncements.

In the first quarter of fiscal 2015, we entered into interest rate swap agreements for the first time.  The interest rate swaps are designed to hedge the variability of LIBOR-based interest payments on half of our outstanding variable rate debt.  The interest rate swaps are being accounted for as cash flow hedges and are considered highly effective.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015, VERSUS THREE MONTHS ENDED MARCH 31, 2014

REVENUE

Revenue was $104.9 million for the three months ended March 31, 2015, which represented a 5.4%, or $5.4 million, increase from the three months ended March 31, 2014.  The increase in revenue was driven by a $5.0 million increase due to product mix and a $2.6 million increase due to higher sales volume, partially offset by a $1.4 million decrease due to foreign exchange fluctuations, primarily due to the weakening of the Japanese yen versus the U.S. dollar.  We experienced increased sales of slurries for polishing tungsten and copper, as well as our polishing pad products.  We also recorded higher revenue from our QED Technologies International, Inc. subsidiary (QED) within our ESF business, which is primarily capital-equipment oriented.  These increases were partially offset by decreased sales of certain of our dielectrics and data storage slurry products.  In particular, we lost business for some lower-performing, legacy dielectrics applications for 200 millimeter wafers, which amounted to approximately $5.0 million for the second quarter of fiscal 2015, and approximately $20.0 million on a cumulative basis.

COST OF GOODS SOLD

Total cost of goods sold was $50.2 million for the three months ended March 31, 2015, which represented a decrease of 5.2%, or $2.7 million, from the three months ended March 31, 2014.  The decrease in cost of goods sold was primarily due to the absence of the $2.1 million asset impairment charge recorded in the second quarter of fiscal 2014, as noted above, a $1.9 million decrease due to product mix, and a $1.8 million decrease due to foreign exchange fluctuations, primarily the weakening of the Japanese yen.  These decreases in cost of goods sold were partially offset by a $1.3 million increase in fixed manufacturing costs, including costs associated with our AIP, a $0.8 million increase due to higher volume, and a $0.5 million increase due to lower manufacturing yields.

Engineered abrasive particles are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see “Tabular Disclosure of Contractual Obligations” in this Form 10-Q as well as in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 52.1% for the three months ended March 31, 2015, compared to 46.8% for the three months ended March 31, 2014.  The increase in gross profit as a percentage of revenue was primarily due to product mix, the absence of the asset impairment charge, and benefits associated with the weakening of the Japanese yen, partially offset by higher fixed manufacturing costs, including incentive compensation costs under our AIP.

index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $15.1 million for the three months ended March 31, 2015, which represented an increase of 5.3%, or $0.8 million, from the three months ended March 31, 2014.  The increase was primarily due to $0.8 million in higher staffing-related costs, including costs associated with our AIP, and $0.5 million in higher clean room material costs, partially offset by a $0.4 million related decrease in facility-related costs.

Our research, development and technical efforts are focused on the following main areas:

•	Research related to fundamental CMP technology;
•	Development of new and enhanced CMP consumables products, including collaboration on joint development projects with technology-leading customers;
•	Process development to support rapid and effective commercialization of new products;
•	Technical support of CMP products in our customers’ research, development and manufacturing facilities; and,
•	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $5.8 million for the three months ended March 31, 2015, which represented a decrease of 10.7%, or $0.7 million, from the three months ended March 31, 2014.  The decrease was primarily due to $0.3 million in lower staffing-related costs and an overall decrease in other selling costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $14.3 million for the three months ended March 31, 2015, which represented an increase of 29.1%, or $3.2 million, from the three months ended March 31, 2014.  The increase was primarily due to $2.9 million in higher staffing-related expenses, including costs associated with our AIP and our CEO transition, and $0.4 million in higher professional fees.

INTEREST EXPENSE

Interest expense was $1.1 million for the three months ended March 31, 2015, and increased $0.2 million from the three months ended March 31, 2014.  The increase is primarily due to the fixed interest rate on our interest rate swaps currently being higher than the variable interest rate on our outstanding debt.

OTHER INCOME (EXPENSE), NET

Other expense was $0.3 million for the three months ended March 31, 2015, compared to other income of $0.1 million during the three months ended March 31, 2014.  The increase in other expense was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 23.6% for the three months ended March 31, 2015 compared to a 27.2% effective income tax rate for the three months ended March 31, 2014.  The decrease in the effective tax rate during the second quarter of fiscal 2015 was primarily due to higher taxable income in foreign jurisdictions with lower income tax rates.

index

NET INCOME

Net income was $13.8 million for the three months ended March 31, 2015, which represented an increase of 36.8%, or $3.7 million, from the three months ended March 31, 2014.  The increase was primarily due to a higher gross profit margin, including the absence of the asset impairment charge noted above, and higher revenue, partially offset by higher operating expenses.

SIX MONTHS ENDED MARCH 31, 2015, VERSUS SIX MONTHS ENDED MARCH 31, 2014

REVENUE

Revenue was $216.8 million for the six months ended March 31, 2015, which represented a 8.4%, or $16.8 million, increase from the six months ended March 31, 2014.  The increase in revenue was driven by a $10.4 million increase due to higher sales volume and a $9.5 million increase due to product mix, partially offset by a $2.5 million decrease due to foreign exchange fluctuations, primarily due to the weakening of the Japanese yen.  We experienced higher sales of our slurries for polishing tungsten and aluminum, our polishing pad products, and our ESF products.  These increases were partially offset by decreased sales of certain of our dielectrics and data storage slurry products.

COST OF GOODS SOLD

Total cost of goods sold was $105.1 million for the six months ended March 31, 2015, which represented a decrease of 0.6%, or $0.6 million, from the six months ended March 31, 2014.  The decrease in cost of goods sold was primarily due to a $3.9 million decrease due to the effects of foreign exchange rate changes, primarily the weakening of the Japanese yen, a $3.4 million decrease due to product mix, and a $2.1 million decrease due to the absence of the asset impairment charge noted above.  These decreases in cost of goods sold were partially offset by a $3.2 million increase due to higher volume, a $2.4 million increase in fixed manufacturing costs, including costs associated with our AIP, a $1.7 million increase due to lower manufacturing yields, and a $0.9 million increase due to higher logistics costs.

GROSS PROFIT

Our gross profit as a percentage of revenue was 51.5% for the six months ended March 31, 2015, as compared to 47.1% for the six months ended March 31, 2014.  The increase in gross profit as a percentage of revenue was primarily due to product mix, the absence of the asset impairment charge noted above, and the favorable net impact associated with the weakening of the Japanese yen.  These increases were partially offset by higher fixed manufacturing costs, including costs associated with our AIP.  We expect our gross profit percentage for full year fiscal 2015 to be toward the upper end of our guidance range of 48% to 50%.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $30.1 million for the six months ended March 31, 2015, which represented an increase of 4.2%, or $1.2 million, from the six months ended March 31, 2014.  The increase was primarily due to $1.1 million in higher staffing-related costs, including costs associated with our AIP, and $0.8 million in higher clean room material costs, partially offset by $0.4 million in lower facility-related costs.

index

SELLING AND MARKETING

Selling and marketing expenses were $13.4 million for the six months ended March 31, 2015, which represented an increase of 1.8%, or $0.2 million, from the six months ended March 31, 2014.  The increase was primarily due to $0.9 million in higher staffing-related costs, including $1.2 million in separation costs associated with the departure of three executive officers recorded in the first quarter of fiscal 2015, partially offset by $0.2 million in lower travel-related costs and a $0.2 million gain on sale of certain equipment used in our ESF business.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $26.0 million for the six months ended March 31, 2015, which represented an increase of 19.5%, or $4.2 million, from the six months ended March 31, 2014.  The increase was primarily due to $4.0 million in higher staffing-related costs, including costs associated with our AIP, our CEO transition and other executive officer changes, and $0.8 million in higher professional fees, partially offset by a $0.4 million decrease in certain foreign goods and services tax.

INTEREST EXPENSE

Interest expense was $2.0 million for the six months ended March 31, 2015 and increased $0.3 million from the six months ended March 31, 2014.  The increase is primarily due to the fixed interest rate on our interest rate swaps currently being higher than the variable interest rate on our outstanding debt.

OTHER INCOME (EXPENSE), NET

Other income was $0.7 million for both the six months ended March 31, 2015 and 2014.  The negative impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency was offset by a reimbursement of overfunding of a foreign benefit plan received in the first quarter of fiscal 2015.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 17.3% for the six months ended March 31, 2015 compared to a 27.0% effective income tax rate for the six months ended March 31, 2014.  The decrease in the effective tax rate during the second quarter of fiscal 2015 was primarily due to higher taxable income in foreign jurisdictions with lower income tax rates and the reinstatement of the U.S. research and experimentation tax credit, retroactive to January 1, 2014.

NET INCOME

Net income was $33.7 million for the six months ended March 31, 2015 which represented an increase of 57.6%, or $12.3 million, from the six months ended March 31, 2014.  The increase was primarily due to a higher gross profit margin, including the absence of the asset impairment charge noted above, higher revenue and a lower effective tax rate, partially offset by higher operating expenses.

index

LIQUIDITY AND CAPITAL RESOURCES

We generated $48.7 million in cash flows from operating activities in the first six months of fiscal 2015, compared to $14.4 million in cash from operating activities in the first six months of fiscal 2014.  Our cash provided by operating activities in the first six months of fiscal 2015 represented $56.3 million in net income plus non-cash items and a $7.6 million decrease in cash flow due to a net increase in working capital.  The increase in cash flows from operating activities compared to the first six months of fiscal 2014 was primarily due to a significant increase in net income, a slower inventory growth rate and changes in the timing and amount of accrued expense payments, including payments related to our AIP.  The AIP payment made in the first quarter of fiscal 2015, related to our performance in fiscal 2014, was $7.1 million less than the AIP payment made in the first quarter of fiscal 2014, related to our performance in fiscal 2013.  These favorable cash flow effects were partially offset by a significant increase in other current assets, primarily related to income taxes receivable based on the U.S. tax deduction for stock option exercises.

In the first six months of fiscal 2015, cash flows used in investing activities were $5.1 million representing $5.3 million for purchases of property, plant and equipment, partially offset by $0.2 million received from other investing activities.  In the first six months of fiscal 2014, cash flows used in investing activities were $4.0 million representing $7.3 million for purchases of property, plant and equipment, partially offset by $2.1 million received from the liquidation of a portion of our auction rate securities and $1.2 million received from other investing activities.  We estimate our total capital expenditures in fiscal 2015 will be in the range of $10.0 million to $15.0 million.

In the first six months of fiscal 2015, cash flows provided by financing activities were $8.1 million.  We received $33.6 million from the issuance of common stock related to the exercise of stock options granted under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) and for the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), and we received $6.1 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.  We used $25.0 million to repurchase common stock under our share repurchase program and $2.2 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $4.4 million to repay long-term debt.  In the first six months of fiscal 2014, cash flows provided by financing activities were $3.7 million.  We received $35.9 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP and for the sale of shares under our ESPP, and we received $2.2 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.  We used $28.0 million to repurchase common stock under our share repurchase program and $2.1 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $4.4 million to repay long-term debt.

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million.  Under this program, we repurchased 531,559 shares for $25.0 million during the first six months of fiscal 2015 and we repurchased 654,213 shares for $28.0 million during the first six months of fiscal 2014.  As of March 31, 2014, $100.0 million remains available under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions.  The timing, manner, price and amounts of repurchases are determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  In addition, as part of the share repurchase program, the Company entered into a “10b5-1” stock purchase plan agreement with an independent broker, which expired on January 30, 2015, to repurchase shares of the Company’s common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

index

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the “Credit Facilities”.  In June 2014, we entered into an amendment to the Credit Agreement (the “Amendment”), which provided for an additional $17.5 million in Term Loan commitments to bring the total commitments to the same level as the original amount under the Credit Agreement at its inception in 2012, an extension of the maturity date of the Credit Facilities to June 27, 2019, and changes to certain pricing and other terms of the agreement, including a relaxed consolidated leverage ratio financial covenant.  The Amendment also increased the uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, from $75.0 million to $100.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The additional Term Loan commitments were drawn on June 27, 2014, and the Revolving Credit Facility remains undrawn.  The Term Loan has $168.4 million outstanding as of March 31, 2015.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the termination of the Credit Agreement.  As of March 31, 2015, our consolidated leverage ratio was 1.47 to 1.00 and our consolidated fixed charge coverage ratio was 7.41 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 7 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding the Credit Agreement.

As of March 31, 2015, we had $333.7 million of cash and cash equivalents, $79.7 million of which was held in foreign subsidiaries in Japan, the Netherlands, Singapore, South Korea and Taiwan where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowing capacity under our Credit Facility will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities, share repurchases, and any other distributions of capital for the foreseeable future.  However, in order to further expand our business, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2015, and September 30, 2014, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less
(In millions)	Total	Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$168.4	$8.7	$18.6	$141.1	$-
Interest expense and fees on long-term debt	14.5	4.1	6.6	3.8	-
Purchase obligations	79.4	61.4	17.6	0.3	0.1
Operating leases	8.9	1.9	2.2	1.3	3.5
Severance agreements	1.4	1.4	-	-	-
Other long-term liabilities *	9.7	-	-	0.9	8.8
Total contractual obligations	$282.3	$77.5	$45.0	$147.4	$12.4

* We have excluded $0.3 million in deferred tax liabilities from other long-term liability amounts presented as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.

We have entered into a multi-year supply agreement with Cabot Corporation, our former parent company which is not a related party, for the purchase of fumed silica, which became effective January 1, 2013 with an initial term of four years.  This agreement requires us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchase less than the minimum.  The purchase obligations in the table above reflect management’s expectation that we will meet the minimum purchase quantities each year of the contract.  Purchase obligations include an aggregate amount of $61.1 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

Interest payments on long-term debt reflect interest rates in effect at March 31, 2015.  The interest payments reflect LIBOR rates currently in effect on $84.2 million of our outstanding debt, and reflect fixed interest rates on $84.2 million of outstanding debt for which we have executed interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 7 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding our long-term debt.

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

The significant weakening of the Japanese yen against the U.S. dollar in fiscal 2014 and during the first six months of fiscal 2015 adversely affected our revenue, but had a net favorable impact on our gross profit percentage, as our yen-denominated cost of goods sold was greater than our yen-denominated revenue.  The weakening of the yen accounted for an approximate 90 basis point increase in our gross profit percentage for fiscal 2014 compared to fiscal 2013, and an approximate 110 basis point increase in our gross profit percentage for the first six months of fiscal 2015 compared to the same period of fiscal 2014.  To a lesser extent, we have also seen a favorable foreign exchange impact on our yen-denominated operating expenses.  The weakening of the yen has also had a significant impact on other comprehensive income on our Consolidated Balance Sheet.  During the fiscal year ended September 30, 2014 and the six months ended March 31, 2015, we recorded $8.1 million and $8.3 million, respectively, in currency translation losses, net of tax, that are included in other comprehensive income.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in yen when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of March 31, 2015, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At March 31, 2015, we had $168.4 million in long-term debt outstanding on our Term Loan.  In the first quarter of fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment to maintain a fixed rate of interest on half of our outstanding debt.  As of March 31, 2015, the fair value of this cash flow hedge is a liability of $1.0 million.  At March 31, 2015, we had $84.2 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At March 31, 2015, we owned two auction rate securities (ARS) with a total estimated fair value of $5.3 million and par value of $5.9 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Note 5 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1.LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

ITEM 1A.RISK FACTORS

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by changes in consumer demand such as the significant shift in demand in recent years from semiconductor devices for personal computers to those for mobile internet devices.  Historically, semiconductor demand has fluctuated significantly due to economic and industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate.  For example, we experienced soft demand conditions in the semiconductor industry during the first half of fiscal years 2012, 2013 and 2014, followed by stronger demand in the second half of each of those years.  We also experienced similar seasonally softer demand during the first six months of fiscal 2015, and, based on reports from some industry analysts and comments from some of our strategic customers, we believe soft demand conditions may continue during the third quarter of our fiscal 2015.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

Adverse global economic and industry conditions could have other negative effects on our Company.  For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production process could be harmed if our suppliers cannot fulfill their obligations to us.  We could also have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

Some additional factors that affect demand for our products include: the types of electronic devices that are in demand, such as mobile internet devices versus PCs; products that our customers may produce, such as logic IC devices versus memory devices; the various technology nodes at which those products are manufactured; customers’ efficiencies in the use of CMP consumables, customers’ specific manufacturing process integration schemes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share gains and losses; and pricing changes by us and our competitors.

index

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF CMP SLURRIES AND PADS

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  We also continue to develop our business in CMP pads.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers’ efforts to reduce consumption of CMP consumables, including through use of smaller quantities could render our products less important to the IC device manufacturing process.

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

During the six months ended March 31, 2015 and 2014, our five largest customers accounted for approximately 55% and 56% of our revenue, respectively.  During the six months ended March 31, 2015, Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung were our largest customers accounting for approximately 20% and 14%, respectively, of our revenue.  During the six months ended March 31, 2014, TSMC and Samsung accounted for approximately 21% and 14%, respectively, of our revenue.  During full fiscal year 2014, our five largest customers accounted for approximately 54% of our revenue, with TSMC and Samsung accounting for approximately 22% and 14%, respectively.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including raw materials that do not meet the stringent quality and consistency requirements of our customers, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, or labor-related issues.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 88% of our revenue was generated by sales to customers outside of the United States for both the six months ended March 31, 2015 and full fiscal year ended September 30, 2014, respectively.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2015	215,695	$46.39	215,695	$99,985
Feb. 1 through Feb. 28, 2015	-	-	-	$99,985
Mar. 1 through Mar. 31, 2015	-	-	-	$99,985
Total	215,695	$46.39	215,695	$99,985

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million.  Under this program, we repurchased 215,695 shares for $10.0 million during the second quarter of fiscal 2015.  As of March 31, 2015, $100.0 million remains available under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources”, of this Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

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

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: May 8, 2015	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 8, 2015	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]