Form 10-Q
period 2015-06-30
CABOT MICROELECTRONICS CORP
filed 2015-08-07
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2015

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

As of July 31, 2015, the Company had 24,437,482 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue	$97,168	$108,358	$313,960	$308,329

Cost of goods sold	48,609	56,632	153,751	162,364

Gross profit	48,559	51,726	160,209	145,965

Operating expenses:
Research, development and technical	14,773	15,368	44,922	44,303
Selling and marketing	5,804	6,489	19,220	19,667
General and administrative	12,830	11,380	38,877	33,182
Total operating expenses	33,407	33,237	103,019	97,152

Operating income	15,152	18,489	57,190	48,813

Interest expense	1,065	832	3,030	2,547

Other income (expense), net	(160)	(132)	565	588
Income before income taxes	13,927	17,525	54,725	46,854

Provision for income taxes	4,041	4,223	11,112	12,149

Net income	$9,886	$13,302	$43,613	$34,705

Basic earnings per share	$0.40	$0.55	$1.80	$1.45

Weighted average basic shares outstanding	24,333	23,753	24,005	23,769

Diluted earnings per share	$0.39	$0.53	$1.75	$1.39

Weighted average diluted shares outstanding	24,813	24,613	24,655	24,704

The accompanying notes are an integral part of these consolidated financial statements.

index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net income	$9,886	$13,302	$43,613	$34,705

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(228)	3,644	(8,512)	(1,568)
Net unrealized gain/(loss) on cash flow hedges	262	-	(350)	-
Unrealized gain on investments	-	-	-	151

Other comprehensive income (loss), net of tax	34	3,644	(8,862)	(1,417)

Comprehensive income	$9,920	$16,946	$34,751	$33,288

The accompanying notes are an integral part of these consolidated financial statements.

index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$338,693	$284,155
Accounts receivable, less allowance for doubtful accounts of $1,242 at June 30, 2015, and $1,392 at September 30, 2014	49,994	60,693
Inventories, net	67,592	64,979
Prepaid expenses and other current assets	15,037	10,645
Deferred income taxes	7,762	7,521
Total current assets	479,078	427,993

Property, plant and equipment, net	94,072	100,821
Goodwill	42,688	43,245
Other intangible assets, net	5,326	7,163
Deferred income taxes	9,282	11,353
Other long-term assets	17,390	10,592
Total assets	$647,836	$601,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,293	$15,304
Accrued expenses, income taxes payable and other current liabilities	33,178	31,394
Current portion of long-term debt	8,750	8,750
Total current liabilities	58,221	55,448

Long-term debt, net of current portion	157,500	164,063
Deferred income taxes	118	510
Other long-term liabilities	14,590	9,144
Total liabilities	230,429	229,165

Commitments and contingencies (Note 9)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 33,452,575 shares at June 30, 2015, and 31,927,601 shares at September 30, 2014	33	32
Capital in excess of par value of common stock	490,165	437,266
Retained earnings	271,555	227,942
Accumulated other comprehensive income	393	9,255
Treasury stock at cost, 9,041,657 shares at June 30, 2015, and 8,142,687 shares at September 30, 2014	(344,739)	(302,493)
Total stockholders' equity	417,407	372,002

Total liabilities and stockholders' equity	$647,836	$601,167

The accompanying notes are an integral part of these consolidated financial statements.

index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$43,613	$34,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,947	14,937
Provision for doubtful accounts	(74)	(216)
Share-based compensation expense	12,416	10,897
Deferred income tax expense	3,191	641
Non-cash foreign exchange (gain)/loss	646	(191)
Gain on disposal of property, plant and equipment	(121)	(43)
Impairment of long-lived assets	-	2,293
Other	(779)	(253)
Changes in operating assets and liabilities:
Accounts receivable	8,378	(889)
Inventories	(5,156)	(7,492)
Prepaid expenses and other assets	(7,487)	(1,250)
Accounts payable	1,493	(3,839)
Accrued expenses, income taxes payable and other liabilities	3,788	(12,564)
Net cash provided by operating activities	73,855	36,736

Cash flows from investing activities:
Additions to property, plant and equipment	(8,948)	(10,242)
Proceeds from the sale of property, plant and equipment	201	190
Proceeds from the sale of investments	202	2,305
Other investing activities	-	1,062
Net cash used in investing activities	(8,545)	(6,685)

Cash flows from financing activities:
Issuance of long-term debt	-	17,500
Repayment of long-term debt	(6,563)	(4,375)
Repurchases of common stock	(42,246)	(47,709)
Net proceeds from issuance of stock	34,256	41,661
Tax benefits associated with share-based compensation expense	6,185	2,788
Debt issuance costs	-	(550)
Net cash provided by (used in) financing activities	(8,368)	9,315

Effect of exchange rate changes on cash	(2,404)	120
Increase in cash and cash equivalents	54,538	39,486
Cash and cash equivalents at beginning of period	284,155	226,029
Cash and cash equivalents at end of period	$338,693	$265,515

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,422	$945

The accompanying notes are an integral part of these consolidated financial statements.

index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of advanced IC devices, thereby enabling our customers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  In addition, we pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for polishing applications in other industries. For additional information, refer to Part 1, Item 1, "Business", in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics Corporation pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics' financial position as of June 30, 2015, cash flows for the nine months ended June 30, 2015, and June 30, 2014, and results of operations for the three and nine months ended June 30, 2015, and June 30, 2014.  The consolidated balance sheet as of September 30, 2014 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.  The results of operations for the three and nine months ended June 30, 2015 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2015.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of June 30, 2015.

The results of operations for the quarter ended June 30, 2015 include tax adjustments to correct prior period amounts, which we determined to be immaterial to the prior periods to which they related, and are expected to be immaterial to our full fiscal year 2015 results.  These adjustments, relating to the tax treatment of intercompany activities between certain of our foreign and U.S. operations, reduced net income for the third quarter of fiscal 2015 by $1,313 and diluted earnings per share by approximately $0.05.

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

index

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at June 30, 2015 and September 30, 2014.  See Note 7 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

June 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$338,693	$-	$-	$338,693
Other long-term investments	1,855	-	-	1,855
Derivative financial instruments	-	506	-	506
Total assets	$340,548	$506	$-	$341,054

Liabilities:
Derivative financial instruments	-	907	-	907
Total liabilities	$-	$907	$-	$907

September 30, 2014	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$284,155	$-	$-	$284,155
Other long-term investments	1,654	-		1,654
Derivative financial instruments	-	100	-	100
Total assets	$285,809	$100	$-	$285,909

Liabilities:
Derivative financial instruments	-	270	-	270
Total liabilities	$-	$270	$-	$270

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,855 in the third quarter of fiscal 2015 to reflect its fair value as of June 30, 2015.

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

index

3.	INVENTORIES, NET

Inventories, net consisted of the following:

	June 30, 2015	September 30, 2014

Raw materials	$37,175	$37,009
Work in process	6,176	4,505
Finished goods	24,241	23,465
Total	$67,592	$64,979

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $42,688 as of June 30, 2015, and $43,245 as of September 30, 2014.  The decrease in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	June 30, 2015		September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$8,233	$7,423	$8,278	$6,750
Acquired patents and licenses	8,270	7,767	8,270	7,534
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	12,034	9,211	12,193	8,484

Total other intangible assets subject to amortization	31,087	26,951	31,291	25,318

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$32,277	$26,951	$32,481	$25,318

*	Total other intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $590 and $1,765 for the three and nine months ended June 30, 2015, respectively.  Amortization expense on our other intangible assets was $601 and $1,870 for the three and nine months ended June 30, 2014, respectively.  Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2015	$590
2016	1,953
2017	1,130
2018	445
2019	11

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

We completed our annual impairment test during our fourth quarter of fiscal 2014 and concluded that no impairment existed.  There were no indicators of potential impairment during the nine months ended June 30, 2015, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

5.	OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30, 2015	September 30, 2014

Auction rate securities (ARS)	$5,694	$5,895
Other long-term assets	5,611	3,043
Long-term contract asset	4,230	-
Other long-term investments	1,855	1,654
Total	$17,390	$10,592

We classify our ARS investments as held-to-maturity and have recorded them at cost.  Our ARS investments at June 30, 2015 consisted of two tax exempt municipal debt securities with a total par value of $5,694, both of which have maturities greater than ten years.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

The fair value of our ARS, determined using level 2 fair value inputs, was $5,117 as of June 30, 2015.  We have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity.  We believe the gross unrecognized loss of $577 is due to the illiquidity in the ARS market, rather than to credit loss.  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.  In November 2011, the municipality that issued one of our ARS filed for bankruptcy protection.  As a result of the approval of the municipality's reorganization plan, and our voting elections, we received 65% of the par value outstanding, or $2,113, during the quarter ended December 31, 2013, and we reversed the $234 temporary impairment that we previously recorded.

In the third quarter of fiscal 2015, we amended a supply contract with an existing supplier.  The amended agreement includes a fee of $4,500, which provides us the option to purchase certain raw materials beyond calendar 2016.  This fee was recorded as a long-term asset at its present value and is being amortized into cost of goods sold on a straight-line basis through December 31, 2019, the expiration date of the agreement.  See Note 9 for more information regarding this contract.

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months.  As discussed in Note 2, we recorded a long-term asset and a corresponding long-term liability of $1,855 representing the fair value of our SERP investments as of June 30, 2015.

index

6.	ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	June 30, 2015	September 30, 2014

Accrued compensation	$21,997	$16,980
Goods and services received, not yet invoiced	1,301	3,167
Deferred revenue and customer advances	720	1,223
Warranty accrual	223	246
Income taxes payable	2,493	5,448
Taxes, other than income taxes	1,201	1,182
Other accrued expenses	5,243	3,148
Total	$33,178	$31,394

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

index

Borrowings under the amended Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The current Applicable Rate for borrowings under the Credit Facilities is 1.50% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  The fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in arrangement fees, upfront fees and administration fees in February 2012 and we paid an additional $550 in upfront fees and arrangement fees in June 2014, of which $416 remains in prepaid expenses and other current assets and $1,173 remains in other long-term assets on our Consolidated Balance Sheet as of June 30, 2015.  We also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and certain of its domestic subsidiaries.

In the first quarter of fiscal 2015, we entered into interest rate swap agreements that have the economic effect of converting the interest rate on 50% of our debt from variable into fixed at a weighted average fixed rate of 1.5% plus the Applicable Rate defined above.  See Notes 2 and 8 for additional information on the interest rate swap agreements.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the expiration of the Credit Agreement.  As of June 30, 2015, our consolidated leverage ratio was 1.50 to 1.00 and our consolidated fixed charge coverage ratio was 6.12 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At June 30, 2015, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $166,250 as the loan bears a floating market rate of interest; the interest rate swap does not affect the fair value of the debt.  As of June 30, 2015, $8,750 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of June 30, 2015, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2015	$2,187
2016	8,750
2017	7,656
2018	14,219
2019	133,438
Total	$166,250

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

Cash Flow Hedges – Interest Rate Swap Agreements
In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment of debt.  The notional value of the swaps was $83,125 as of June 30, 2015, and the swaps are scheduled to expire on June 27, 2019.

We have designated these swap agreements as cash flow hedges pursuant to ASC 815, "Derivatives and Hedging".  As cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged.  The effective portion is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion is recorded as a component of interest expense.  Changes in the method by which we pay interest from one-month LIBOR to another rate of interest could create ineffectiveness in the swaps, and result in amounts being reclassified from other comprehensive income into net income.  Hedge effectiveness is tested quarterly to determine if hedge treatment is appropriate.

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of June 30, 2015 and September 30, 2014, respectively, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other international currencies were $1,017 and $4,695, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other international currencies were $16,230 and $18,425, respectively.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Balance Sheet Location		June 30, 2015	September 30, 2014	June 30, 2015	September 30, 2014
Derivatives designated as hedging instruments
Interest rate swap contracts	Other noncurrent assets	$361	$-	$-	$-
	Acccrued expenses and other current liabilities	$-	$-	$905	$-
	Other long-term liabilities	$-	$-	$-	$-

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$145	$100	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$2	$270

index

The following table summarizes the effect of our derivative instruments on our Consolidated Statement of Income for the three and nine months ended June 30, 2015 and 2014:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Nine Months Ended
Statement of Income Location		June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$22	$55	$(1,658)	$(337)

The interest rate swap agreements have been deemed to be effective since inception, so there has been no impact on our Consolidated Statement of Income.  We recorded a $350 unrealized loss, net of tax, in accumulated comprehensive income during the nine months ended June 30, 2015 for these interest rate swaps.  During the next 12 months, we expect approximately $911 to be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps as the fixed interest rate on our interest rate swaps is expected to be higher than the variable interest rate on our outstanding debt.

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that we have sold to customers that does not meet our specifications and customers' performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve activity during the first nine months of fiscal 2015 was as follows:

Balance as of September 30, 2014	$246
Reserve for product warranty during the reporting period	462
Settlement of warranty	(485)
Balance as of June 30, 2015	$223

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

index

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, which was set to expire on December 31, 2016, which required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum.  This agreement was amended effective June 1, 2015 to, among other things, extend the term of the agreement through December 31, 2019, revise certain minimum purchase requirements through 2016, and provide us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay $1,500 in each of calendar years 2017, 2018 and 2019.  This fee is included in other long-term liabilities at its present value of $4,313 as of June 30, 2015.  As of June 30, 2015, purchase obligations include $29,407 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (AOCI), including the reclassification adjustments for items that are reclassified from AOCI to net income, are shown below:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Pension and Other Postretirement Liabilities	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance September 30, 2014	$10,115	$-	$(860)	$-	$9,255
Increase (decrease) in OCI	(10,349)	(1,213)	-	-	(11,562)
Reclassifications	-	669	-	-	669
Income tax benefit (expense)	1,837	194	-	-	2,031
Balance June 30, 2015	$1,603	$(350)	$(860)	$-	$393

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Pension and Other Postretirement Liabilities	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance September 30, 2013	$18,251	$-	$(664)	$(151)	$17,436
Increase (decrease) in OCI	(1,826)	-	-	234	(1,592)
Reclassifications	-	-	-	-	-
Income tax benefit (expense)	258	-	-	(83)	175
Balance June 30, 2014	$16,683	$-	$(664)	$-	$16,019

The before tax amounts reclassified from OCI to net income, related to our cash flow hedges, were recorded as interest expense on our Consolidated Statement of Income.  Changes in our pension and postretirement liabilities are not material on a quarterly basis, so we record the annual change in accumulated other comprehensive income in the fourth quarter of our fiscal year.

index

11.	SHARE-BASED COMPENSATION PLANS

We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan (OIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP); and pursuant to the OIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  Prior to March 2012, when our stockholders approved the OIP, we issued share-based payments under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our ESPP, and, pursuant to the EIP, the DDCP and DSP.  For additional information regarding these programs, refer to Note 11 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are made from the OIP, and the EIP is no longer available for any awards.

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, and so it is revised from time-to-time when actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

Share-based compensation expense for the three and nine months ended June 30, 2015, and 2014, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Cost of goods sold	$469	$462	$1,430	$1,391
Research, development and technical	388	378	1,187	1,096
Selling and marketing	252	318	820	978
General and administrative	2,601	1,948	8,979	7,432
Total share-based compensation expense	3,710	3,106	12,416	10,897
Tax benefit	(1,225)	(1,009)	(4,189)	(3,694)
Total share-based compensation expense, net of tax	$2,485	$2,097	$8,227	$7,203

Our non-employee directors received annual equity awards in March 2015, pursuant to the OIP.  The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company's bylaws.  Six of the Company's non-employee directors had completed at least two full terms of service as of the date of the March 2015 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $1,308 of the awards to these six directors to share-based compensation expense in the fiscal quarter ended March 31, 2015 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other non-employee director who received an annual equity award in March 2015.

index

As previously disclosed in our Current Report on Form 8-K, filed on December 16, 2014, we announced that effective January 1, 2015, William P. Noglows would cease to serve as our President and Chief Executive Officer, and continue to serve only as the Executive Chairman of our Board of Directors until at least December 31, 2015.  Under an employment letter with the Company dated December 12, 2014, filed as an exhibit to our Form 10-Q, for the quarter ended December 31, 2014, all unvested stock options and restricted stock held by Mr. Noglows as of the date of his termination of service as Executive Chairman will vest in full, according to terms of, and if all service requirements under, the employment letter have been met.  We applied the accounting guidance under Accounting Standards Codification (ASC) Topic 718 "Stock Compensation" to determine the additional share-based compensation expense to be recorded as part of the modification of the outstanding equity in the likely event that Mr. Noglows' service as Executive Chairman terminates according to the terms of the employment letter prior to the scheduled vesting of such equity.  The additional share-based compensation expense was determined to be $378, which is being recorded ratably between December 12, 2014, the date of the modification, and December 31, 2015, the likely date of his termination of service.  In addition, the original fair value of his unvested equity totaling $5,033 is being recorded ratably between the date of modification and December 31, 2015, rather than over the original vesting period.

For additional information regarding the estimation of fair value, refer to Note 11 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

12.	OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Interest income	$131	$91	$279	$170
Other income (expense)	(291)	(223)	286	418
Total other income (expense), net	$(160)	$(132)	$565	$588

Other income (expense) primarily represents gains and losses recorded on transactions denominated in foreign currencies.  The increase in other expense during the quarter ended June 30, 2015 was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8.

13. INCOME TAXES

Our effective income tax rate was 29.0% and 20.3% for the three and nine months ended June 30, 2015 compared to a 24.1% and 25.9% effective income tax rate for the three and nine months ended June 30, 2014.  The increase in the effective tax rate for the three months ended June 30, 2015 was primarily due to the $1,313 additional income tax expense related to the tax treatment of intercompany activities between certain of our foreign and U.S. operations, as discussed in Note 1.  The decrease in the effective tax rate during the first nine months of fiscal 2015 was primarily due to lower overall income tax expense on foreign earnings compared to fiscal 2014, and the reinstatement of the U.S. research and experimentation tax credit retroactive to January 1, 2014.  The retroactive reinstatement of the tax credit reduced our income tax expense for the nine months by approximately $1,124.  The Company is currently operating under a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This arrangement allows for a 0% tax rate in fiscal years 2013, 2014 and 2015, and tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017.  This tax holiday reduced our income tax provision by approximately $4,047 and $2,857 in the first nine months of fiscal 2015 and 2014, respectively.

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

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net Income	$9,886	$13,302	$43,613	$34,705
Less: income attributable to participating securities	(145)	(176)	(392)	(311)
Earnings available to common shares	$9,741	$13,126	$43,221	$34,394

Denominator:
Weighted average common shares	24,332,879	23,752,770	24,004,885	23,768,858
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	480,583	860,722	649,968	935,511
Diluted weighted average common shares	24,813,462	24,613,492	24,654,853	24,704,369
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.40	$0.55	$1.80	$1.45

Diluted	$0.39	$0.53	$1.75	$1.39

For each of the three and nine months ended June 30, 2015 and 2014, approximately 0.7 million and 0.5 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

index

15.	FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and nine months ended June 30, 2015, and 2014, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue:	2015	2014	2015	2014
Tungsten slurries	$43,533	$42,170	$132,335	$117,098
Dielectric slurries	22,257	29,651	74,322	88,718
Other Metals slurries	16,927	19,641	55,155	54,782
Polishing pads	7,735	8,764	25,338	23,934
Engineered Surface Finishes	3,739	3,907	15,533	10,104
Data Storage slurries	2,977	4,225	11,277	13,693
Total revenue	$97,168	$108,358	$313,960	$308,329

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to how revenue is reported and improves comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard is intended to enhance disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and improve guidance for multiple-element arrangements.  Following the FASB's approval of a one-year deferral of the effective date of this standard, ASU 2014-09 will be effective for us beginning October 1, 2018, and may be applied on a full retrospective or modified retrospective approach.  Adoption is not permitted prior to the original effective date of the ASU, which for us was October 1, 2017.    We are evaluating the impact of implementation of this standard on our financial statements.

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

index

In November 2014, the FASB issued ASU No. 2014-17, "Pushdown Accounting, a Consensus of the FASB Emerging Issues Task Force" (Topic 805).  ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  ASU 2014-17 was effective for us beginning in November 2014.  The adoption of ASU 2014-17 had no impact as we have not acquired any entities that issue separate financial statements.

In January 2015, the FASB issued ASU No. 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (Subtopic 225-20).  ASU 2015-01 eliminates the concept of extraordinary items from U.S. GAAP, so an entity no longer needs to consider whether an underlying event or transaction is extraordinary.  ASU 2015-01 retains the prior presentation and disclosure guidance for items that are unusual in nature or occur infrequently and will expand the guidance to include items that are both unusual in nature and infrequently occurring.  ASU 2015-01 will be effective for us beginning October 1, 2016.  We do not expect the implementation of this standard to have a material effect on our financial statements as we have not had any events or transactions that were considered to be extraordinary.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis" (Topic 810).  ASU 2015-02 amends the criteria for determining which entities are considered variable interest entities (VIEs), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model.  ASU 2015-02 will be effective for us beginning October 1, 2016.  We do not expect the implementation of this standard to have a material effect on our financial statements as we have no interests in any entities which may be considered VIEs.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30).  The provisions of ASU 2015-03 require an entity to present the debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction to the carry amount of that debt liability.  ASU 2015-03 will be effective for us beginning October 1, 2016, but early adoption is permitted.  The implementation of this standard will require us to reclassify our debt issuance costs from their asset position on our balance sheet to a liability position as an offset to the carrying amount of our outstanding debt.

In April 2015, the FASB issued ASU No. 2015-05, "Customer Accounting for Fees Paid in a Cloud Computing Arrangement" (Subtopic 350-40).  ASU 2015-05 provides guidance to entities on accounting for entering into a cloud computing arrangement with and without a software license.  If an arrangement includes a software license, then the purchaser should account for the software license element of the arrangement consistent with the treatment of other software licenses.  If an arrangement does not include a software license, it should be treated as a service contract.  ASU 2015-05 will be effect for us beginning October 1, 2016, but early adoption is permitted.  We are currently evaluating the impact of implementation of this standard on our financial statements.

index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; Company and industry growth, contraction or trends; growth or contraction of the markets in which the Company participates; international events, regulatory or legislative activity, or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the acquisition of or investment in other entities; uses and investment of the Company's cash balance; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the Company's current or future tax rate; the construction and operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, including the consolidated financial statements and related notes thereto.

THIRD QUARTER OF FISCAL 2015 OVERVIEW

In our third quarter of fiscal 2015, we continued to experience softening of overall demand for our CMP consumables products, which was consistent with what we indicated when we released results for our second fiscal quarter in late April 2015.  This softening of demand in our third fiscal quarter is a departure from the seasonal trends that we and the semiconductor industry have seen over the past three years - stronger demand in the June and September quarters, around "back to school" and holiday seasons, compared to the December and March quarters.  Industry reports suggest that excess semiconductor device inventory that was observed last April remains somewhat elevated, perhaps due to weaker than expected demand for some electronic devices, such as smartphones and personal computers.  In addition, the soft demand environment appears to be compounded by weaker foreign currencies and challenging macroeconomic conditions.  Accordingly, industry reports and certain customers are now calling for continued soft near term demand conditions within the semiconductor industry.  Over the long term, though, we believe that semiconductor demand will continue to grow, fueled by demand for mobile devices, as well as electronics for automotive and industrial applications, accompanied by the continued scaling of semiconductor devices to smaller geometries and the introduction of more complex device architectures.  However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our third quarter of fiscal 2015 was $97.2 million, which is 10.3% lower than the third quarter of fiscal 2014.  The year-over-year decrease reflects softness of demand within the global semiconductor industry, and the loss of some legacy dielectrics slurry business, which we have discussed in prior quarters.  Compared to the same quarter last year, revenue from slurries for polishing tungsten increased, while revenue from all other major product areas decreased.  Foreign exchange effects reduced revenue by $2.0 million over the same period last year, primarily due to the weaker Japanese yen versus the U.S. dollar.  Revenue for the first nine months of fiscal 2015 was $314.0 million, which is 1.8% higher than the comparable period of fiscal 2014.  The increase was driven by higher sales of our slurries for polishing tungsten and other metals, polishing pads and Engineered Surface Finishes (ESF) products, partially offset by lower sales of dielectrics and data storage slurries, and a $4.5 million adverse impact of foreign exchange rate changes, primarily due to the weaker yen.

index
Gross profit for our third quarter of fiscal 2015, expressed as a percentage of revenue, was 50.0%, which is 230 basis points higher than the 47.7% reported in the third quarter of fiscal 2014.  The increase in gross profit percentage was primarily due to product mix and benefits associated with foreign exchange rate changes, partially offset by lower sales volume and lower manufacturing yields, including $1.4 million, or 140 basis points, in costs associated with an inventory write-off related to raw material that did not meet our quality requirements.  Our gross profit percentage was 51.0% on a year-to-date basis, which is 370 basis points higher than the 47.3% in the comparable period of fiscal 2014, primarily due to product mix, the favorable impact associated with foreign exchange rate changes, and the absence of a $2.1 million asset impairment charge recorded in the second quarter of fiscal 2014, partially offset by lower manufacturing yields, including the inventory write-off this quarter, and higher fixed manufacturing costs, including costs associated with our annual incentive cash bonus program (AIP).  We currently expect our gross profit percentage for full fiscal year 2015 will be in the range of 50.0% to 51.0%, including the material quality costs; our previous guidance was at the upper end of the range of 48.0% to 50.0%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and changes in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $33.4 million in our third quarter of fiscal 2015, compared to $33.2 million in the third quarter of fiscal 2014.  Operating expenses were $103.0 million for the first nine months of fiscal 2015, compared to $97.2 million in the comparable period of fiscal 2014.  The increase was driven by higher staffing-related costs, including higher AIP costs, separation costs associated with the departure of three executive officers recorded in the first quarter of fiscal 2015, which we disclosed at such time, and the CEO transition costs.  We currently expect full fiscal year 2015 operating expenses will be between $135.0 million and $137.0 million; our previous guidance was toward the upper end of the range of $132.0 million to $137.0 million.

Diluted earnings per share for the third quarter of fiscal 2015 were $0.39, which is 26.4% lower than $0.53 reported in the third quarter of fiscal 2014.  The decrease in diluted earnings per share from the third quarter of fiscal 2014 was primarily due to lower revenue and a higher effective tax rate, partially offset by a higher gross profit margin.  Diluted earnings per share in the third quarter of fiscal 2015 included an adverse impact of approximately $0.04 related to the inventory write-off and $0.03 associated with a higher effective tax rate than the comparable period of fiscal 2014 due to the jurisdictional mix of earnings.  On a year-to-date basis, diluted earnings per share were $1.75, including the combined $0.07 adverse impact noted above, which is 25.9% higher than $1.39 in the comparable period of fiscal 2014, primarily due to a higher gross profit margin, higher revenue and a lower effective income tax rate, partially offset by higher operating expenses.  Diluted earnings per share in fiscal 2014 included a $0.06 negative impact for an asset impairment charge recorded in the second quarter of fiscal 2014.  We currently expect our effective tax rate for the fourth quarter and full fiscal year 2015 to be within the range of 20.0% to 22.0%, which is higher than our previous estimate of 16.0% to 18.0%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  There have been no material changes in our critical accounting estimates during the first nine months of fiscal 2015, other than the implementation of interest rate swaps discussed in the following paragraph.  See Note 16 of the Notes to the Consolidated Financial Statements of this Form 10-Q for a discussion of new accounting pronouncements.

In the first quarter of fiscal 2015, we entered into interest rate swap agreements for the first time.  The interest rate swaps are designed to hedge the variability of LIBOR-based interest payments on half of our outstanding variable rate debt.  The interest rate swaps are being accounted for as cash flow hedges and are considered highly effective.

index

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015, VERSUS THREE MONTHS ENDED JUNE 30, 2014

REVENUE

Revenue was $97.2 million for the three months ended June 30, 2015, which represented a 10.3%, or $11.2 million, decrease from the three months ended June 30, 2014.  The decrease in revenue was driven by a $10.6 million decrease due to lower sales volume and a $2.0 million decrease due to foreign exchange fluctuations, primarily due to the weakening of the Japanese yen versus the U.S. dollar.  These decreases were partially offset by a $2.1 million increase due to product mix.  We believe the decrease primarily reflects softness of demand within the global semiconductor industry, as discussed in the Overview above.  Revenue from our products for polishing tungsten increased compared to the same quarter last year, and revenue from all other major product areas decreased.  In particular, as discussed in our Form 10-Q for the quarter ended March 31, 2015, we lost some legacy dielectrics slurry business for lower-performing applications for 200 millimeter wafers, which amounted to approximately $5.0 million this quarter, and approximately $20.0 million on an annualized basis.

COST OF GOODS SOLD

Total cost of goods sold was $48.6 million for the three months ended June 30, 2015, which represented a decrease of 14.2%, or $8.0 million, from the three months ended June 30, 2014.  The decrease in cost of goods sold was primarily due to a $5.0 decrease due to product mix, a $2.9 million decrease due to lower volume and a $2.1 million decrease due to foreign exchange fluctuations, primarily the weakening of the Japanese yen.  These decreases in cost of goods sold were partially offset by a $2.7 million increase due to lower manufacturing yields, including the $1.4 million in costs related to raw material that did not meet our quality requirements, as noted in the Overview above.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 50.0% for the three months ended June 30, 2015, compared to 47.7% for the three months ended June 30, 2014.  The increase in gross profit as a percentage of revenue was primarily due to product mix and benefits associated with foreign exchange rate changes, partially offset by the decrease in sales volume and lower manufacturing yields.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $14.8 million for the three months ended June 30, 2015, which represented a decrease of 3.9%, or $0.6 million, from the three months ended June 30, 2014.  The decrease was primarily due to $0.4 million in lower clean room material costs.

index

Our research, development and technical efforts are focused on the following main areas:

·	Research related to fundamental CMP technology;
·	Development of new and enhanced CMP consumables products, including collaboration on joint development projects with technology-leading customers;
·	Process development to support rapid and effective commercialization of new products;
·	Technical support of CMP products in our customers' research, development and manufacturing facilities; and,
·	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $5.8 million for the three months ended June 30, 2015, which represented a decrease of 10.6%, or $0.7 million, from the three months ended June 30, 2014.  The decrease was primarily due to $0.6 million in lower staffing-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $12.8 million for the three months ended June 30, 2015, which represented an increase of 12.7%, or $1.5 million, from the three months ended June 30, 2014.  The increase was primarily due to $1.7 million in higher staffing-related expenses, including costs associated with our AIP and our CEO transition, partially offset by a $0.2 million decrease in certain foreign goods and services tax.

INTEREST EXPENSE

Interest expense was $1.1 million for the three months ended June 30, 2015, and increased $0.2 million from the three months ended June 30, 2014.  The increase is primarily due to the higher fixed rate on our interest rate swaps versus the variable interest rate on our outstanding debt.

OTHER INCOME (EXPENSE), NET

Other expense was $0.2 million for the three months ended June 30, 2015, and was consistent with other expense of $0.1 million during the three months ended June 30, 2014.  The slight increase in other expense was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 29.0% for the three months ended June 30, 2015 compared to a 24.1% effective income tax rate for the three months ended June 30, 2014.  The increase in the effective tax rate during the third quarter of fiscal 2015 was primarily due to the $1.3 million of income tax expense recorded on intercompany activities between certain of our foreign and U.S. operations discussed in Note 1 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

index

NET INCOME

Net income was $9.9 million for the three months ended June 30, 2015, which represented a decrease of 25.7%, or $3.4 million, from the three months ended June 30, 2014.  The decrease was primarily due to lower revenue and a higher effective income tax rate, partially offset by a higher gross profit margin.

NINE MONTHS ENDED JUNE 30, 2015, VERSUS NINE MONTHS ENDED JUNE 30, 2014

REVENUE

Revenue was $314.0 million for the nine months ended June 30, 2015, which represented a 1.8%, or $5.6 million, increase from the nine months ended June 30, 2014.  The increase in revenue was driven by a $11.3 million increase due to product mix, partially offset by a $4.5 million decrease due to foreign exchange fluctuations, primarily due to the weakening of the Japanese yen, and a $1.2 million decrease due to changes in average selling prices.  We experienced higher sales of our slurries for polishing tungsten and other metals, polishing pads, and our ESF products.  These increases were partially offset by decreased sales of dielectrics and data storage slurry products.

COST OF GOODS SOLD

Total cost of goods sold was $153.8 million for the nine months ended June 30, 2015, which represented a decrease of 5.3%, or $8.6 million, from the nine months ended June 30, 2014.  The decrease in cost of goods sold was primarily due to a $8.5 million decrease due to product mix, a $6.1 million decrease due to the effects of foreign exchange rate changes, primarily the weakening of the Japanese yen, and a $2.1 million decrease due to the absence of the asset impairment charge recorded in the second quarter of fiscal 2014.  These decreases in cost of goods sold were partially offset by a $4.4 million increase due to lower manufacturing yields, including the $1.4 million in cost related to raw material that did not meet our quality requirements recorded in the third quarter of fiscal 2015, as noted above, a $2.2 million increase in fixed manufacturing costs, including costs associated with our AIP, and a $1.0 million increase due to product samples.

GROSS PROFIT

Our gross profit as a percentage of revenue was 51.0% for the nine months ended June 30, 2015, as compared to 47.3% for the nine months ended June 30, 2014.  The increase in gross profit as a percentage of revenue was primarily due to product mix, the favorable net impact associated with the weakening of the Japanese yen, and the absence of the asset impairment charge noted above.  These increases were partially offset by lower manufacturing yields and higher fixed manufacturing costs, including costs associated with our AIP.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $44.9 million for the nine months ended June 30, 2015, which represented an increase of 1.4%, or $0.6 million, from the nine months ended June 30, 2014.  The increase was primarily due to $1.1 million in higher staffing-related costs, including costs associated with our AIP, partially offset by $0.6 million in lower facility-related costs.

index

SELLING AND MARKETING

Selling and marketing expenses were $19.2 million for the nine months ended June 30, 2015, which represented a decrease of 2.3%, or $0.4 million, from the nine months ended June 30, 2014.  The decrease was primarily due to $0.8 million in lower staffing-related costs, and $0.4 in lower travel-related costs, partially offset by $1.2 million in separation costs associated with the departure of three executive officers recorded in the first quarter of fiscal 2015.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $38.9 million for the nine months ended June 30, 2015, which represented an increase of 17.2%, or $5.7 million, from the nine months ended June 30, 2014.  The increase was primarily due to $5.4 million in higher staffing-related costs, including costs associated with our AIP, our CEO transition and the other executive officer changes, and $1.0 million in higher professional fees, partially offset by a $0.7 million decrease in certain foreign goods and services tax.

INTEREST EXPENSE

Interest expense was $3.0 million for the nine months ended June 30, 2015 and increased $0.5 million from the nine months ended June 30, 2014.  The increase is primarily due to the higher fixed rate on our interest rate swaps versus variable interest rate on our outstanding debt.

OTHER INCOME (EXPENSE), NET

Other income was $0.6 million for the nine months ended June 30, 2015, which is consistent with other income of $0.6 million during the nine months ended June 30, 2014.  The negative impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency was mostly offset by a reimbursement of overfunding of a foreign benefit plan received in the first quarter of fiscal 2015.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 20.3% for the nine months ended June 30, 2015 compared to a 25.9% effective income tax rate for the nine months ended June 30, 2014.  The decrease in the effective tax rate during the first nine months of fiscal 2015 was primarily due to higher taxable income in foreign jurisdictions with lower income tax rates and the reinstatement of the U.S. research and experimentation tax credit, retroactive to January 1, 2014.

NET INCOME

Net income was $43.6 million for the nine months ended June 30, 2015, which represented an increase of 25.7%, or $8.9 million, from the nine months ended June 30, 2014.  The increase was primarily due to a higher gross profit margin, higher revenue and a lower effective tax rate, partially offset by higher operating expenses.

index

LIQUIDITY AND CAPITAL RESOURCES

We generated $73.9 million in cash flows from operating activities in the first nine months of fiscal 2015, compared to $36.7 million in cash from operating activities in the first nine months of fiscal 2014.  Our cash provided by operating activities in the first nine months of fiscal 2015 represented $72.9 million in net income plus non-cash items and a $1.0 million increase in cash flow due to a net decrease in working capital.  The increase in cash flows from operating activities compared to the first nine months of fiscal 2014 was primarily due to a significant increase in net income, changes in the timing and amount of accounts payable and accrued expense payments, including payments related to our AIP, a decrease in accounts receivable due to lower revenue in the quarter compared to the same period last year, and a smaller increase in inventory.  The AIP payment made in the first quarter of fiscal 2015, related to our performance in fiscal 2014, was $7.1 million less than the AIP payment made in the first quarter of fiscal 2014, related to our performance in fiscal 2013.  These favorable cash flow effects were partially offset by a $4.4 million increase in prepaid expenses and other current assets from the end of fiscal 2014 to June 30, 2015, primarily related to income taxes receivable based on the U.S. tax deduction for stock option exercises.

In the first nine months of fiscal 2015, cash flows used in investing activities were $8.5 million representing $8.9 million for purchases of property, plant and equipment, partially offset by $0.4 million received from other investing activities.  In the first nine months of fiscal 2014, cash flows used in investing activities were $6.7 million representing $10.2 million for purchases of property, plant and equipment, partially offset by $2.3 million received from the sale of a portion of our auction rate securities and $1.2 million received from other investing activities.  We estimate our total capital expenditures in fiscal 2015 will be in the range of $12.0 million to $15.0 million.

In the first nine months of fiscal 2015, cash flows used in financing activities were $8.4 million.  We used $40.0 million to repurchase common stock under our share repurchase program, and $2.2 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $6.6 million to repay long-term debt.  We received $34.3 million from the issuance of common stock related to the exercise of stock options granted under our EIP and our OIP and for the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), and we received $6.2 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.  In the first nine months of fiscal 2014, cash flows provided by financing activities were $9.3 million.  We received $41.7 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP and for the sale of shares under our ESPP, $17.5 million from the issuance of long-term debt under our amended credit agreement, and we received $2.8 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.  We used $45.6 million to repurchase common stock under our share repurchase program, net of $1.0 million of repurchases made in June for which cash settlement was in July, and $2.1 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $4.4 million to repay long-term debt and paid $0.6 million in debt issuance costs.

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million.  Under this program, we repurchased 851,245 shares for $40.0 million during the first nine months of fiscal 2015, and we repurchased 1,084,383 shares for $46.6 million during the first nine months of fiscal 2014.  As of June 30, 2015, $85.0 million remains available under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  In addition, as part of the share repurchase program, the Company entered into a "10b5-1" stock purchase plan agreement with an independent broker, which expired on June 30, 2015, to repurchase shares of the Company's common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

index

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  In June 2014, we entered into an amendment to the Credit Agreement (the "Amendment"), which provided for an additional $17.5 million in Term Loan commitments to bring the total commitments to the same level as the original amount under the Credit Agreement at its inception in 2012, an extension of the maturity date of the Credit Facilities to June 27, 2019, and changes to certain pricing and other terms of the agreement, including a relaxed consolidated leverage ratio financial covenant.  The Amendment also increased the uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, from $75.0 million to $100.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The additional Term Loan commitments were drawn on June 27, 2014, and the Revolving Credit Facility remains undrawn.  The Term Loan has $166.3 million outstanding as of June 30, 2015.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the termination of the Credit Agreement.  As of June 30, 2015, our consolidated leverage ratio was 1.50 to 1.00 and our consolidated fixed charge coverage ratio was 6.12 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 7 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding the Credit Agreement.

As of June 30, 2015, we had $338.7 million of cash and cash equivalents, $99.0 million of which was held in foreign subsidiaries in Japan, the Netherlands, Singapore, South Korea and Taiwan, where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2015, and September 30, 2014, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$166.3	$8.8	$19.7	$137.8	$-
Interest expense and fees on long-term debt	13.5	4.0	6.5	3.0	-
Purchase obligations	54.4	45.8	8.6	-	-
Operating leases	8.7	1.8	2.2	1.3	3.4
Severance agreements	1.0	1.0	-	-	-
Other long-term liabilities *	14.8	-	3.0	2.4	9.4
Total contractual obligations	$258.7	$61.4	$40.0	$144.5	$12.8

* We have excluded $0.1 million in deferred tax liabilities from other long-term liability amounts presented as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.

We have been operating under a multi-year supply agreement with Cabot Corporation, our former parent company which is not a related party, for the purchase of fumed silica, which became effective January 1, 2013 and was set to expire on December 31, 2016.  This agreement required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum.  This agreement was amended effective June 1, 2015 to, among other things, extend the term of the agreement through December 31, 2019, revise certain minimum purchase requirements through 2016, and provide us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay $1.5 million in each of calendar years 2017, 2018 and 2019.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities in calendar 2015 and 2016.  Purchase obligations include an aggregate amount of $29.4 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The long-term fee is included in other long-term liabilities in the table above.

Interest payments on long-term debt reflect interest rates in effect at June 30, 2015.  The interest payments reflect LIBOR rates currently in effect on $83.1 million of our outstanding debt, and reflect fixed interest rates on $83.1 million of outstanding debt for which we have executed interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 7 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding our long-term debt.

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

The significant weakening of the Japanese yen against the U.S. dollar in fiscal 2014 and during the first nine months of fiscal 2015 adversely affected our revenue, but had a net favorable impact on our gross profit percentage, as our yen-denominated cost of goods sold was greater than our yen-denominated revenue.  The weakening of the yen accounted for an approximate 90 basis point increase in our gross profit percentage for fiscal 2014 compared to fiscal 2013, and an approximate 110 basis point increase in our gross profit percentage for the first nine months of fiscal 2015 compared to the same period of fiscal 2014.  To a lesser extent, we also have seen a favorable foreign exchange impact on our yen-denominated operating expenses.  The weakening of the yen also has had a significant adverse impact on other comprehensive income on our Consolidated Balance Sheet.  During the fiscal year ended September 30, 2014 and the nine months ended June 30, 2015, we recorded $8.1 million and $8.5 million, respectively, in currency translation losses, net of tax, that are included in other comprehensive income.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in yen when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of June 30, 2015, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At June 30, 2015, we had $166.3 million in long-term debt outstanding on our Term Loan.  In the first quarter of fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment to maintain a fixed rate of interest on half of our outstanding debt.  As of June 30, 2015, the fair value of this cash flow hedge is a liability of $0.5 million.  At June 30, 2015, we had $83.1 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At June 30, 2015, we owned two auction rate securities (ARS) with a total estimated fair value of $5.1 million and par value of $5.7 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Note 5 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by changes in consumer demand, since in recent years the industry has seen a significant shift in demand from semiconductor devices for personal computers to those for mobile internet devices.  Historically, semiconductor demand has fluctuated significantly due to economic and industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate.  For example, we experienced soft demand conditions in the semiconductor industry during the first half of fiscal years 2012, 2013 and 2014, followed by stronger demand in the second half of each of those years.  We also experienced similar seasonally softer demand during the first six months of fiscal 2015.  In the third quarter of fiscal 2015, these soft demand conditions persisted, in a departure from the seasonal demand patterns we had seen in the prior three years.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

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

Some additional factors that affect demand for our products include: the types of electronic devices that are in demand, such as mobile internet devices versus PCs; products that our customers may produce, such as logic IC devices versus memory devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables; customers' specific manufacturing process integration schemes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share gains and losses; and pricing changes by us and our competitors.

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

During the nine months ended June 30, 2015 and 2014, our five largest customers accounted for approximately 54% and 56% of our revenue, respectively.  During the nine months ended June 30, 2015, Taiwan Semiconductor Manufacturing Company (TSMC), Samsung and United Microelectronics Corporation (UMC) were our largest customers, accounting for approximately 19%, 15% and 10%, respectively, of our revenue.  During the nine months ended June 30, 2014, TSMC and Samsung accounted for approximately 21% and 14%, respectively, of our revenue.  During full fiscal year 2014, our five largest customers accounted for approximately 54% of our revenue, with TSMC and Samsung accounting for approximately 22% and 14%, respectively.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including raw materials that do not meet the stringent quality and consistency requirements of our customers, or any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, or labor-related issues.  For example, in our third quarter of fiscal 2015, we incurred significant costs associated with raw material that did not meet our material quality requirements.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 87% and 88% of our revenue was generated by sales to customers outside of the United States for the nine months ended June 30, 2015 and full fiscal year ended September 30, 2014, respectively.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2015	-	-	-	$99,985
May 1 through May 31, 2015	127,845	$46.37	127,845	$94,057
Jun. 1 through Jun. 30, 2015	191,841	$47.34	191,841	$84,975
Total	319,686	$46.95	319,686	$84,975

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million.  Under this program, we repurchased 319,686 shares for $15.0 million during the third quarter of fiscal 2015.  As of June 30, 2015, $85.0 million remains available under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

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

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: August 7, 2015	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 7, 2015	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]