Form 10-K
period 2015-09-30
CABOT MICROELECTRONICS CORP
filed 2015-11-18
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2015, as reported by the NASDAQ Global Select Market, was approximately $1,206,403,000.  For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

As of October 31, 2015, the Company had 24,456,503 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 8, 2016, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see Item 7 of Part II of this Form 10-K.

CABOT MICROELECTRONICS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

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

On October 22, 2015, we completed the acquisition of NexPlanar Corporation ("NexPlanar"), a U.S. based company that had been privately held, which specializes in the development, manufacture and sale of advanced CMP pad solutions for the semiconductor industry.  We believe the acquisition of NexPlanar provides an opportunity to expand our polishing pad product offerings with a complementary technology, and leverage our global infrastructure to better serve our customers on a global basis, including offering performance-advantaged slurry and pad consumable sets.

CMP PROCESS WITHIN IC DEVICE MANUFACTURING

IC devices, or "chips", are components in a wide range of electronic systems for computing, communications, manufacturing and transportation.  Individual consumers most frequently encounter IC devices in mobile internet devices (MIDs) such as smart phones and tablets, microprocessors, application processors and memory chips in their desktop or laptop computers, and in MP3 players, gaming devices, and digital cameras.  The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon, with the first manufacturing step referred to as a "wafer start".  A large number of identical IC devices, or dies, are manufactured on each wafer at the same time.  The initial steps in the manufacturing process build transistors and other electronic components on the silicon wafer.  These are isolated from each other using a layer of insulating material, most often silicon dioxide, to prevent electrical signals from bridging from one transistor to another.  These components are then wired together using conducting materials such as aluminum or copper in a particular sequence to produce a functional IC device with specific characteristics.  When the conducting wiring on one layer of the IC device is completed, another layer of insulating material is added.  The process of alternating insulating and conducting layers is repeated until the desired wiring within the IC device is achieved.  At the end of the process, the wafer is cut into the individual dies, which are then packaged to form individual chips.

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

  In the CMP polishing process, CMP consumables are used to remove excess material that is deposited during the IC manufacturing process, and to level and smooth the surfaces of the layers of IC devices, via a combination of chemical reactions and mechanical abrasion, leaving minimal residue and defects on the surface, with only the material necessary for circuit integrity remaining.  CMP slurries are liquid solutions generally composed of high-purity deionized water and a proprietary mix of chemical additives and engineered abrasives that chemically and mechanically interact at an atomic level with the surface material of the IC device.  CMP pads are engineered polymeric materials designed to distribute and transport the slurry to the surface of the wafer and distribute it evenly across the wafer.  Grooves are formed into the surface of the pad to facilitate distribution of the slurry.  The CMP process is performed on a CMP polishing tool.  During the CMP process, the wafer is held on a rotating carrier, which is pressed down against a CMP pad.  The CMP pad is attached to a rotating polishing table that spins in a circular motion in the opposite direction from the rotating wafer carrier.  A CMP slurry is continuously applied to the polishing pad to facilitate and enhance the polishing process.  Hard disk drive and silicon wafer manufacturers use similar processes to smooth the surface of substrate disks.

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

CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with a greater density of transistors and other electronic components.  With smaller IC devices, IC device manufacturers can increase the number of IC devices that fit on a wafer, which increases their throughput, or the number of IC devices that can be manufactured in a given time period.  CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield.  Improvements in throughput and yield reduce an IC device manufacturer's unit production costs, which improves the return on its significant investment in manufacturing capacity, which is a high priority for a semiconductor manufacturer.  More broadly, sustained growth in the semiconductor industry traditionally has been fueled by enhanced performance and lower unit costs, making IC devices more affordable in an expanding range of applications.  We believe CMP remains a critical process in leading-edge semiconductor technology, enabling IC device manufacturers to efficiently produce the complex chips, particularly where higher performance may now be accompanied by higher unit costs.

PRECISION POLISHING

Through our ESF business, we are applying our technical expertise in CMP consumables and polishing techniques developed for the semiconductor industry to demanding applications in other industries where shaping, enabling and enhancing the performance of surfaces is critical to success, such as for precision optics and electronic substrates, including silicon and silicon-carbide wafers.  We sell our CMP consumables products to silicon wafer manufacturers and we anticipate future revenue growth in this area.

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

OUR PRODUCTS

CMP CONSUMABLES FOR IC DEVICES

We develop, produce and sell CMP slurries for polishing a wide range of materials that conduct electrical signals, including tungsten, copper, tantalum (commonly referred to as "barrier"), which is used in copper wiring applications, and aluminum.  Slurries for polishing tungsten are used in the production of advanced memory and logic devices for a multitude of end use applications such as computers and servers, MIDs such as smart phones and tablets, MP3 players, gaming devices, and digital cameras, as well as in mature logic applications such as those used in automobiles and communication devices.  Tungsten slurries are also used in some of the most advanced technologies, such as 3D memory and FinFET for advanced logic IC devices.  Slurries for polishing copper and barrier materials are used in the production of advanced IC logic devices such as microprocessors for computers, and devices for graphic systems, gaming systems and communication devices, as well as in the production of advanced memory devices.  These products include different slurries for polishing the copper film and the thin barrier layer used to separate copper from the adjacent insulating material.  Slurries for polishing aluminum are used in certain advanced transistor gate structures.  We offer multiple products for each technology node to enable different integration schemes depending on specific customer needs.

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

We develop, produce and sell CMP polishing pads, which are consumable materials that work in conjunction with CMP slurries in the CMP polishing process.  We believe that CMP polishing pads represent a natural adjacency to our CMP slurry business, since the technologies are closely related and utilize the same technical, sales and support infrastructure.  We believe our unique thermoplastic polyurethane pad material and our continuous pad manufacturing process enable us to produce a pad with a longer pad life, greater consistency from pad to pad, and enhanced performance compared to other pad offerings, resulting in lower cost of ownership for our customers.  We produce and sell pads that can be used on a variety of polishing tools, over a range of applications, including tungsten, copper, and dielectrics, over a range of technology nodes, and on both 200mm and 300mm wafers.  The acquisition of NexPlanar adds pad products to our portfolio that use thermoset polyurethane material, which we believe will be complementary to our existing pads products.

CMP CONSUMABLES FOR THE DATA STORAGE INDUSTRY

We develop, produce and sell CMP slurries for polishing certain materials that are used in the production of rigid disks and magnetic heads used in hard disk drives for computer and other data storage applications, which represent an extension of our core CMP slurry technology and manufacturing capabilities established for the semiconductor industry.  We believe CMP significantly improves the surface finish of these rigid disk coatings, resulting in greater storage capacity of the hard disk drive systems, and also improves the production efficiency of manufacturers of hard disk drives.

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

STRATEGY

We collaborate closely with our customers to develop and manufacture products that offer innovative and reliable solutions to our customers' challenges, and we strive to consistently and reliably deliver and support these products around the world through what we believe is a robust global infrastructure and supply chain.  We continue to focus on the execution of our primary strategies related to technology leadership, customer collaboration and supply chain excellence.  We are also leveraging our expertise in CMP consumable processes to expand our ESF business in the optics and electronic substrates markets.

STRENGTHENING AND GROWING OUR CORE CMP CONSUMABLES BUSINESS

Developing Innovative Solutions:  We believe that technology and innovation are vital to success in our CMP consumables business, and we devote significant resources to research and development.  We focus our research and development activity on developing innovative new CMP consumables products for leading-edge applications for our technology-leading customers.  We have established research and development facilities in Japan, Singapore, South Korea, Taiwan, and the United States, in order to meet our customers' technology needs on a global basis.

We believe an example of our ability to create innovative products for leading-edge applications is the growth we saw in revenues in fiscal 2015 from our tungsten and certain dielectrics slurry products used in 3D memory and FinFET applications at 16 nanometer and 14 nanometer nodes.  We believe our focused effort on advanced technologies with technology-leading customers will enable us to create more compelling new products as technology continues to advance to even smaller technology nodes and more complex IC device architectures.  In addition, we believe our polishing pads product area represents a promising opportunity for continued growth.  We believe that combining our pad technology and products with NexPlanar's complementary technology and products will enable us to better serve the needs of our customers on a global basis, including the ability to offer performance-differentiated CMP slurry and pad consumable sets.

Close Collaboration with Our Customers:  We believe that building close relationships with our customers is essential to achieving long-term success in our business.  We collaborate with our customers to identify and develop new and improved CMP solutions, to integrate our products into their manufacturing processes, and to assist them with supply, warehouse and inventory management.  Our customers demand a highly reliable supply source, and we believe we have a competitive advantage because of our ability to timely deliver high-quality products and service from the early stages of product development through the high-volume commercial use of our products.  We have strategically located our research and development and clean room facilities, manufacturing operations, and related technical and customer support teams to be responsive to our customers' needs.  We believe our research and development facilities, in close proximity to our customers, provide a competitive advantage.

  We believe the two supplier excellence awards we received from our customers in fiscal 2015 are evidence of our commitment to, and success in, delivering high-performing and high-quality products to our customers through close collaboration with them.  These awards recognized our product quality and reliability, as well as our customer support capabilities.  Our global business teams are focused on a range of projects with our customers to address specific business opportunities at advanced technology nodes.

Robust Global Supply Chain:  We believe that product and supply chain quality is critical to success in our business.  Our customers demand continuous improvement in the performance of our products, in terms of product quality and consistency.  We strive to reduce variation in our products and processes in order to increase quality, productivity and efficiency, and improve the uniformity and consistency of performance of our CMP consumables products.  Variability reduction becomes more important to our customers as they migrate to more advanced technology nodes.  Our global manufacturing sites are managed to provide the people, training and systems needed to support the stringent industry demands for product quality.  To support our quality initiative, we practice the concepts of Six Sigma across our Company, which we believe has contributed to lower variability in our products and sustained improvement in productivity in our operations.  Six Sigma is a systematic, data-driven approach and methodology for improving quality by reducing variability.

We also believe that continuous improvement and variation reduction in our global supply chain are critical to our success and the success of our customers.  We believe our capabilities in supply chain management and quality systems differentiate us from our competitors.  We believe our worldwide CMP consumables manufacturing plants and global network of suppliers also provide supply chain flexibility if needed.

LEVERAGING OUR EXPERTISE INTO NEW AREAS - ENGINEERED SURFACE FINISHES BUSINESS

In addition to strengthening and growing our core CMP consumables business, we continue to pursue development of our ESF business.  We believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries that are synergistic to our CMP consumables business.  Opportunities in precision optics and electronic substrates are our primary focus in ESF.

Our QED subsidiary continues to be the technology leader in deterministic finishing for the precision optics industry.  QED's polishing and metrology technology enables customers to replace manual processes with automated solutions that provide more precise and repeatable results.  In addition, another aspect of our ESF business is the polishing of electronic substrates, including silicon and silicon-carbide wafers.  CMP is utilized in the production of these wafers to ensure that wafers meet the stringent specifications required by IC manufacturers.

INDUSTRY TRENDS

SEMICONDUCTOR INDUSTRY

We believe the semiconductor industry continues to exhibit a number of trends: demand within the semiconductor business is currently being driven more by MIDs than by personal computers (PCs); overall industry growth is slowing; our customer base continues to consolidate; pressure to reduce costs continues; and, the pace of technology advancement appears to be slowing.

We have discussed the significant shift in semiconductor industry demand over the past several years from IC devices for PCs to MIDs.  Since the semiconductor content of MIDs is much lower than that of PCs, this shift in demand has resulted in slower overall growth within the semiconductor industry over the last several years, and a number of industry experts generally expect this trend to continue.  In fiscal 2015, this was evident as semiconductor demand declined during the first nine months of calendar 2015.  This decline was apparently due to sluggish sales of smartphones in China and other emerging markets, the impact of the strong U.S. dollar, and other macroeconomic factors.  We continue to believe that semiconductor industry demand will grow over the long term, albeit at a slower rate than in the past, based on increased usage of IC devices in existing applications, as well as future new applications.

  Over the past several years, we have seen our customer base within the semiconductor industry consolidate as larger semiconductor manufacturers have generally grown faster than the smaller ones, through mergers and acquisitions as well as through alliances among and between different companies.  The costs to achieve the required scale in manufacturing within the semiconductor industry continue to rise, along with the related costs of research and development, and larger manufacturers generally have greater access to the resources necessary to manage their businesses, than do smaller ones.  This trend is particularly evident in capital spending within the industry, as the largest semiconductor companies account for a larger majority of total capital spending in the industry compared to several years ago.

As demand for more advanced and lower cost electronic devices grows, there is continued pressure on IC device manufacturers to reduce their costs.  Many manufacturers reduce costs by pursuing ever-increasing scale in their operations.  In addition, manufacturers seek to reduce their production costs by increasing their production yields regardless of the number of units they produce.  Thus, they look for CMP consumables products with quality and performance attributes that can help them reduce their overall cost of ownership, pursue ways to use smaller amounts of CMP materials, and also aggressively pursue price reductions for these materials.  The pressure on IC device manufacturers to reduce costs has led a number of them to increase their use of third-party manufacturers, or foundries, which also leads to increasing scale and lower costs for these foundries.

Manufacturers also have historically reduced cost, and simultaneously improved device performance, by migrating to smaller technology nodes.  However, as the industry continues to shrink dimensions, leading edge technology node transitions are becoming more challenging due to technical and physical obstacles, and the pace of technology change appears to be slowing.  In response, to achieve performance and cost improvements, semiconductor manufacturers appear to be placing a greater emphasis on new device architecture, including 3D memory and FinFET.  We believe semiconductor manufacturers will utilize more highly engineered materials in these new architectures, requiring innovative new CMP solutions.

CMP CONSUMABLES INDUSTRY

Demand for CMP consumables is primarily driven by wafer starts, so the CMP consumables industry reflects semiconductor industry demand patterns in terms of cyclicality, seasonality and specific device types.  Our revenue and net income for fiscal years 2012, 2013 and 2014 demonstrated seasonal swings in demand as we saw softer demand for our products in the first half of each of these fiscal years, followed by stronger demand during the second half.  However, consistent with overall semiconductor industry demand, in fiscal 2015, we saw a departure from this trend as demand for our products was stronger during the first half of the fiscal year, but weaker in the second.   Over the long term, we anticipate worldwide demand for CMP consumables used by IC device manufacturers will grow as a result of expected long-term growth in wafer starts, an increase in the number of CMP polishing steps required to produce these devices and the introduction of new materials that will require CMP, including those related to new device architectures such as 3D memory and FinFET.

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

COMPETITION

We compete in the CMP consumables industry, which is characterized by rapid advances in technology and demanding product quality and consistency requirements.  We face competition from other CMP consumables suppliers. We also may face competition in the future from significant changes in technology or emerging technologies.  However, we believe we are well-positioned to continue our leadership in CMP slurries, and to continue to grow our business in CMP pads.  We believe we have the experience, scale, capabilities and infrastructure that are required for success, and we work closely with technology-leading customers in the semiconductor industry to meet their growing expectations as a trusted business partner.

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

With respect to CMP polishing pads, a division of Dow Chemical has held the leading position in this area for many years.  Subsequent to our acquisition of NexPlanar, we believe we are the second largest supplier of CMP polishing pads to the industry.  A number of other companies also participate in this area of the CMP consumables business.  We believe our unique thermoplastic polyurethane pad materials and our continuous pad manufacturing process enable us to produce pads that provide our customers with longer pad life, lower defectivity and greater consistency than traditional offerings, thus reducing our customers' total pad cost.  In addition, we believe that the combination of our pad product portfolio with NexPlanar's pad product portfolio and their complementary thermoset polyurethane technology, will enable us to better serve our customers on a global basis, including offering performance-differentiated slurry and pad consumable sets.

Our QED subsidiary operates in the precision optics industry.  There are few direct competitors of QED and we believe its technology is unique.  We believe QED's technology provides a competitive advantage to customers in the precision optics industry, which still relies heavily on traditional artisanal methods of fabrication.

CUSTOMERS, SALES AND MARKETING

Within the semiconductor industry, our customers are primarily producers of logic IC devices or memory IC devices, or providers of IC foundry services.  Some logic customers, and so-called "fabless" companies, outsource some or all of the production of their devices to foundries, which provide contract manufacturing services, in order to avoid the high cost of process development, construction and operation of a fab, or to provide additional capacity when needed.  In fiscal 2015, excluding revenue attributable to data storage and ESF customers, approximately 45% of our revenue was from foundry customers, 37% from memory customers and 18% from logic customers.

  We believe the primary influences of our customers' CMP consumables buying decisions are: overall cost of ownership, which represents the cost to purchase, use and maintain a product; product quality and consistency; product performance and its impact on a customer's overall yield; engineering support; and, supply assurance.  We believe that greater customer sophistication in the CMP process, more challenging integration schemes, additional and unique polishing materials, and cost pressures will continue to increase demands on CMP consumables suppliers like us.

We use a collaborative approach to build close relationships with our customers in a variety of areas, and we have customer-focused teams located in each major geographic region.  Our sales process begins long before the actual sale of our products, and occurs on a number of levels.  Due to the long lead times from research and development to product commercialization and sales, we have research teams that collaborate with technology-leading customers on emerging applications years before the products are required by the market.  We also have development teams that interact closely with these customers, using our research and development facilities and capabilities to design CMP products tailored to their needs.  Next, our applications engineers work with customers to integrate our products into their manufacturing processes.  Finally, as part of our sales process, our logistics and sales personnel provide supply, warehouse and inventory management services for our customers.

We market our products primarily through direct sales to our customers, although we use distributors in certain areas.  We believe this strategy of primarily direct sales provides us an additional means to collaborate with our customers, and provides our customers with the most efficient means by which to procure our products.

Our QED subsidiary supports customers in the semiconductor equipment, aerospace, defense, research, biomedical and digital imaging markets.  QED counts among its worldwide customers leading precision optics manufacturers, major semiconductor original equipment manufacturers, research institutions, and contractors to the United States and other governments.

In fiscal 2015, our five largest customers accounted for approximately 58% of our revenue, with Taiwan Semiconductor Manufacturing Corporation and Samsung accounting for approximately 18% and 15% of our revenue, respectively.  For additional information on our customers, refer to Note 2 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of this Form 10-K.

RESEARCH, DEVELOPMENT AND TECHNICAL SUPPORT

We believe that technology is vital to success in our CMP and ESF businesses, and we plan to continue to devote significant resources to research, development and technical support (R&D), and balance our efforts between shorter-term market needs and longer-term investments required of us.  We focus our R&D efforts on product innovation at leading-edge applications for our technology-leading customers.  We develop new and enhanced CMP solutions tailored to these customers' requirements using our expertise in chemical formulation, materials science, product engineering and manufacturing technology.  We work closely with these customers at their facilities to identify their specific technology and manufacturing challenges and to translate these challenges into viable CMP process solutions.

Our technology efforts are focused on five main areas that span the early stage of product development involving new materials, processes and designs several years in advance of commercialization, to continuous improvement of already commercialized products in daily use in our customers' manufacturing facilities:

·	Research related to fundamental CMP technology;
·	Development of new and enhanced CMP consumables products, including collaboration on joint development projects with technology-leading customers and suppliers;
·	Process development to support rapid and effective commercialization of new products;
·	Technical support of our CMP products in our customers' research, development and manufacturing facilities; and,
·	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

  Our research in CMP slurries and pads addresses a breadth of complex and interrelated performance criteria that relate to the functional performance of the IC device, our customers' manufacturing yields, and their overall cost of ownership.  We design slurries and pads that are capable of polishing one or more materials of differing hardness, sometimes at the same time, that comprise the semiconductor circuitry.  In addition, our products must achieve the desired surface conditions at high polishing rates, high processing yields and low consumables costs in order to provide acceptable cost of ownership for our customers.  As dimensions become smaller and materials and designs increase in complexity, these challenges require significant investments in R&D.

We also commit R&D resources to our ESF business.  Products under development in this area include products used to polish silicon and silicon-carbide wafers to improve the surface quality of these wafers and reduce the customers' total cost of ownership.

We believe that technology provides us with a competitive advantage, and that our investments in R&D provide us with polishing and metrology capabilities that support the most advanced and challenging customer technology requirements.  In fiscal years 2015, 2014 and 2013, we incurred approximately $59.8 million, $59.4 million and $61.4 million, respectively, in R&D expenses.  We believe our Six Sigma initiatives in our R&D efforts allow us to conduct more research at a lower cost than through other means.  Investments in property, plant and equipment to support our R&D efforts are capitalized and depreciated over their useful lives.

Our global R&D team includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP consumable products.  We operate an R&D facility in Aurora, Illinois, that features a Class 1 clean room and advanced equipment for product development, including 300mm polishing and metrology capabilities; a technology center in Japan, which includes a Class 1 clean room with 300mm polishing, metrology and slurry development capabilities; an R&D facility in Taiwan that includes a clean room with 300mm polishing capability; an R&D facility in South Korea that provides slurry formulation capability and 300mm polishing capability; an R&D laboratory in Singapore that provides polishing, metrology and slurry development capabilities for the data storage industry; and, a research facility in Rochester, New York that supports our QED business.  These facilities underscore our commitment to continuing to invest in our technology infrastructure to maintain our technology leadership and to be responsive to the needs of our customers.

RAW MATERIALS SUPPLY

Engineered abrasive particles are significant raw materials we use in many of our CMP slurries.  Our strategy is to secure various sources of different raw materials, as appropriate, to enable the desired performance of our products, and monitor those sources as necessary to provide supply assurance.  Also, we have entered into multi-year supply agreements with a number of suppliers for the purchase of raw materials in the interest of supply assurance and to control costs.  For additional information regarding these agreements, refer to "Tabular Disclosure of Contractual Obligations", included in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 of Part II of this Form 10-K.

INTELLECTUAL PROPERTY

We believe our intellectual property is important to our success and ability to compete.  As of October 31, 2015, excluding NexPlanar, we had 1,253 active worldwide patents, of which 247 are U.S. patents, and 444 pending worldwide patent applications, of which 92 are in the U.S.  Many of these patents are important to our continued development of new and innovative products for CMP and related processes, as well as for new businesses.  Our patents have a range of duration and we do not expect to lose worldwide patent coverage of material patents through expiration within the next two years.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third party nondisclosure and assignment agreements.  We vigorously protect and defend our intellectual property, and have been successful in this regard.

  Most of our intellectual property has been developed internally, but we also may acquire intellectual property from others to enhance our intellectual property portfolio.  These enhancements may be via licenses or assignments or we may acquire certain proprietary technology and intellectual property when we make acquisitions.  We believe these technology rights can enhance our competitive advantage by providing us with future product development opportunities and expanding our intellectual property portfolio.

ENVIRONMENTAL MATTERS

    Our facilities are subject to various environmental, safety and health laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health.  We believe that our facilities are in substantial compliance with applicable environmental laws and regulations.  Our major operations in the United States, Japan, Singapore, South Korea and Taiwan are ISO 14001 Environmental and OHSAS 18001 Safety and Health certified, which requires that we implement and operate according to various procedures that demonstrate waste reduction, energy conservation, injury reduction and other environmental, health and safety objectives.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental, safety and health laws and regulations in the United States and other countries in which we do business, but we do not expect these costs will be material.

EMPLOYEES

We believe our employees are the foundation of our success.  As of October 31, 2015, including employees at NexPlanar, we employed 1,111 individuals, including 617 in operations, 260 in research and development and technical, 102 in sales and marketing and 132 in administration.  In general, our employees are not covered by collective bargaining agreements.  We have not experienced any work stoppages and consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We sell our products worldwide.  We believe our geographic coverage allows us to utilize our business and technical expertise from a diverse, global workforce, strategically located in close proximity to our customers.  For more financial information about geographic areas, see Note 19 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of this Form 10-K.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Form 14A, current reports on Form 8-K, and any amendments to those reports are made available free of charge on our Company website, www.cabotcmp.com, as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC).  Any materials that the Company files with the SEC are also available to read and copy at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Statements regarding beneficial ownership of our securities by our executive officers and directors are made available on our Company website following the filing of such with the SEC.  In addition, the SEC's website (http://www.sec.gov) contains reports, proxy statements, and other information that we file electronically with the SEC.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business may be affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by changes in consumer demand, since in recent years the industry has seen a significant shift in demand from semiconductor devices for personal computers, which now are largely enterprise-related, to those for mobile internet devices (MIDs), which are more consumer-oriented.  Historically, semiconductor demand has fluctuated significantly due to economic and industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate.  For example, we experienced soft demand conditions in the semiconductor industry during the first half of fiscal years 2012, 2013 and 2014, followed by stronger demand in the second half of each of those years.  However, in fiscal 2015, we saw a departure from the seasonal demand pattern we had seen over these three years, as we experienced somewhat stronger than "normal" seasonal demand during the first half of the fiscal year, but weaker demand in the second half.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

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

Some additional factors that affect demand for our products include: the types of electronic devices that are in demand, such as MIDs versus PCs; products that our customers may produce, such as logic IC devices versus memory devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables; customers' specific manufacturing process integration schemes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share gains and losses; and pricing changes by us and our competitors.

WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF CMP SLURRIES AND PADS

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  We also continue to develop our business in CMP pads, and, in relation to this, we recently acquired NexPlanar Corporation (NexPlanar), another CMP pad supplier.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through use of smaller quantities could render our products less important to the IC device manufacturing process.

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THESE CUSTOMERS

Our CMP consumables customer base is concentrated among a limited number of large customers.  The semiconductor industry is consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through business gains, mergers and acquisitions, and strategic alliances.  Industry analysts predict that this trend will continue, which means the semiconductor industry will be comprised of fewer and larger participants in the future if their prediction is correct.  One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables purchased from us.  Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products.  Any deferral or significant reduction in CMP consumables sold to these principal customers could seriously harm our business, financial condition and results of operations.

In fiscal 2015, our five largest customers accounted for approximately 58% of our revenue, with Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung accounting for approximately 18% and 15%, respectively, of our revenue.  In fiscal year 2014, our five largest customers accounted for approximately 54% of our revenue, with TSMC and Samsung accounting for approximately 22% and 14%, respectively.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP SUPERIOR CMP CONSUMABLES PRODUCTS, OFFER BETTER PRICING, SERVICE OR OTHER TERMS, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from other CMP consumables manufacturers or any new entrants could seriously harm our business and results of operations, and this competition could continue to increase.  Increased competition has and may continue to impact the prices we are able to charge for our CMP consumables products, as well as our overall business.  In addition, our competitors could have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86%, 88% and 88% of our revenue was generated by sales to customers outside of the United States for fiscal 2015, 2014 and 2013, respectively.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND MERGERS OR STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL

We expect to continue to make investments in technologies, assets and companies, either through acquisitions, mergers, investments or alliances, in order to supplement our internal growth and development efforts.  Acquisitions, mergers, and investments, including our acquisition of NexPlanar, which we completed on October 22, 2015, involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; diversion of management's attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets in which we have limited or no direct prior experience and where competitors in such markets have stronger market positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

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

BECAUSE WE HAVE LIMITED EXPERIENCE IN BUSINESS AREAS OUTSIDE OF CMP CONSUMABLES, EXPANSION OF OUR BUSINESS INTO OTHER PRODUCTS AND APPLICATIONS MAY NOT BE SUCCESSFUL

An element of our strategy has been to leverage our current customer relationships, technological expertise and other capabilities to expand our business beyond CMP consumables into other areas, such as other electronic materials.  Additionally, in our Engineered Surface Finishes business, we are pursuing other surface modification applications.  Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers' needs or we may be unable to keep pace with technological or other developments.  Also, our competitors may have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products.

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

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements by, and changes in market evaluations by securities analysts of, us or participants in the semiconductor and related industries; changes in business or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital deployment strategy, or entering into a business combination; and trading volume of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal U.S. facilities that we own consist of:

●	a global headquarters and research and development facility in Aurora, Illinois, comprising approximately 200,000 square feet;
●	a commercial slurry manufacturing plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet;
●	a commercial polishing pad manufacturing plant and offices in Aurora, Illinois, comprising approximately 48,000 square feet;
●	an additional 13.2 acres of vacant land in Aurora, Illinois; and,
●	a facility in Addison, Illinois, comprising approximately 15,000 square feet.

In addition, we lease a facility in Rochester, New York, comprising approximately 23,000 square feet.

Our principal foreign facilities that we own consist of:

●	a commercial slurry and pad manufacturing plant, automated warehouse, research and development facility and offices in Kaohsiung County, Taiwan, comprising approximately 170,000 square feet;
●	a commercial slurry manufacturing plant and distribution center, and a development and technical support facility in Geino, Japan, comprising approximately 144,000 square feet; and,
●	a commercial slurry manufacturing plant, research and development facility and offices in Oseong, South Korea, comprising approximately 56,000 square feet.

Our principal foreign facilities that we lease consist of:

●	an office, laboratory and commercial polishing pad manufacturing plant in Hsin-Chu, Taiwan, comprising approximately 31,000 square feet; and,
●	a commercial slurry manufacturing plant, research and development facility and business office in Singapore, comprising approximately 24,000 square feet.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers and their ages as of October 31, 2015.

NAME	AGE	POSITION

William P. Noglows	57	Executive Chairman of the Board of Directors
David H. Li	42	President and Chief Executive Officer
H. Carol Bernstein	55	Vice President, Secretary and General Counsel
Yumiko Damashek	59	Vice President, Operations and Quality
Richard Hui	40	Vice President, Global Sales
William S. Johnson	58	Executive Vice President and Chief Financial Officer
Ananth Naman	45	Vice President and Chief Technology Officer
Daniel J. Pike	52	Vice President, Corporate Development
Lisa A. Polezoes	51	Vice President, Human Resources
Daniel D. Woodland	45	Vice President, Marketing
Thomas S. Roman	54	Principal Accounting Officer and Corporate Controller

WILLIAM P. NOGLOWS has served as our Executive Chairman of our Board of Directors since January 2015, and Chairman, President and Chief Executive Officer from November 2003 through December 2014.  From 1984 through 2003, he served in various management positions at Cabot Corporation, culminating in serving as an executive vice president and general manager.  While there, he was one of the primary founders of our company and was responsible for identifying and encouraging the development of the CMP application, which is the core of our business.  Mr. Noglows had previously served as a director of our company from December 1999 until April 2002. Mr. Noglows received his B.S. in chemical engineering from the Georgia Institute of Technology.  Mr. Noglows also is a director of Aspen Aerogels, Inc. and Littlefuse, Inc.

DAVID H. LI has served as our President and Chief Executive Officer, and as a director of our Company, since January 2015.  From June, 2008 through December 2014, Mr. Li served as our Vice President of the Asia Pacific Region.  Prior to that role, Mr. Li held various leadership roles, including our Managing Director of China and Korea, and our Global Business Director for Tungsten and Advanced Dielectrics.  Prior to that, he held a variety of leadership positions in operations, sourcing and investor relations since joining us in 1998.  Mr. Li received a B.S. in chemical engineering from Purdue University and an M.B.A. from Northwestern University.

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

YUMIKO DAMASHEK has served as our Vice President of Operations and Quality since January 2015.  From November 2005 through June 2008, Ms. Damashek served as our Vice President, Japan, and subsequently as Vice President, Japan and Asia Operations through December 2014.  Prior to that, Ms. Damashek served as Managing Director of Japan since November 2005.  Prior to joining us, Ms. Damashek served as President for Celerity Japan, Inc.  Before that, she held various leadership positions at Global Partnership Creation, Inc. and Millipore Corporation.  Ms. Damashek received her B.A. from the University of Arizona and her M.B.A. from San Diego State University.

RICHARD HUI has served as our Vice President of Global Sales since January 2015.  From October 2013 through December 2014, Mr. Hui served as our Managing Director of Korea.  Prior to that, Mr. Hui served as our Regional Sales Director of China from January 2011.  Previously, Mr. Hui served as a Product Line Manager and held other sales leadership positions for us in Asia from March 2003 to January 2011.  Before joining Cabot Microelectronics, Mr. Hui held management roles at Advanced Semiconductor Manufacturing Corp. and HHNEC.  Mr. Hui received a B.S. in Electronics Engineering and an M.B.A. from JiaoTong University.

WILLIAM S. JOHNSON has served as our Vice President and Chief Financial Officer since April 2003, and was named Executive Vice President in April 2013.  Prior to joining us, Mr. Johnson served as Executive Vice President and Chief Financial Officer for Budget Group, Inc. from August 2000 to March 2003.  Before that, Mr. Johnson worked for BP Amoco for 16 years in various senior finance and management positions, culminating in serving as President of Amoco Fabrics and Fibers Company.  Mr. Johnson received his B.S. in Mechanical Engineering from the University of Oklahoma and his M.B.A. from the Harvard Business School.  Mr. Johnson is also a director of CTS Corporation.

ANANTH NAMAN has served as our Vice President and Chief Technology Officer since January 2015.  Previously, Dr. Naman was our Vice President of Research and Development since January 2011.  Prior to that, Dr. Naman was our Director of Product Development starting in April 2009 and Director of Pads Technology from January 2006 through March 2009.  Prior to joining us, Dr. Naman managed research and development efforts at Honeywell International from July 2000 to December 2005, and from 1997 to 2000 he held positions in research and development at Seagate Technology.  Dr. Naman earned B.S., M.S. and Ph.D. degrees in Materials Science and Engineering from the University of Florida.

DANIEL J. PIKE has served as our Vice President of Corporate Development since January 2004 and prior to that was our Vice President of Operations from December 1999.  Mr. Pike served as Director of Global Operations for the microelectronic materials division of Cabot Corporation from 1996 to 1999.  Prior to that, Mr. Pike worked for FMC Corporation in various marketing and finance positions.  Mr. Pike received his B.S. in Chemical Engineering from the University of Buffalo and his M.B.A. from the Wharton School of the University of Pennsylvania.

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

DANIEL D. WOODLAND has served as our Vice President of Marketing since January 2015.  From June 2009 through December 2014, Dr. Woodland served as our Global Business Director for Dielectrics, after having served as our Marketing Director since December 2006.  Prior to that, Dr. Woodland served as Product Line Manager, and held various research and development positions after joining us in September 2003.  Before joining Cabot Microelectronics, Dr. Woodland held management roles at OMNOVA Solutions.  Dr. Woodland received a B.A. in Physics from the University of California – Berkeley, and a Ph.D. in Physics from the University of Maine.

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

		HIGH	LOW
Fiscal 2014
	First Quarter	45.70	37.98
	Second Quarter	47.73	39.11
	Third Quarter	45.88	41.03
	Fourth Quarter	46.08	39.74
Fiscal 2015
	First Quarter	48.70	40.12
	Second Quarter	52.53	44.93
	Third Quarter	50.97	45.97
	Fourth Quarter	47.17	38.23
Fiscal 2016 First Quarter (through October 31, 2015)		42.17	38.70

As of October 31, 2015, there were approximately 794 holders of record of our common stock.  No dividends were declared or paid in fiscal 2015 or fiscal 2014, and we have no current plans to pay cash dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jul. 1 through Jul. 31, 2015	21	$43.90	-	$84,975
Aug. 1 through Aug. 31, 2015	-	-	-	$84,975
Sep. 1 through Sep. 30, 2015	-	-	-	$84,975
Total	21	$43.90	-	$84,975

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million.  Under this program, we repurchased 851,245 shares for $40.0 million in fiscal 2015.  As of September 30, 2015, $85.0 million remains available under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-K.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Separate from this share repurchase program, we purchased a total of 47,746 shares during fiscal 2015 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock awarded under the EIP and OIP.

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

	9/10	12/10	3/11	6/11	9/11	12/11	3/12	6/12	9/12	12/12	3/13

Cabot Microelectronics Corporation	100.00	128.81	162.37	144.41	106.87	146.83	172.36	129.50	155.78	157.42	154.06
NASDAQ Composite	100.00	112.25	117.58	117.69	103.65	113.23	134.01	127.55	136.22	132.28	144.26
Philadelphia Semiconductor	100.00	117.03	123.55	123.92	108.39	121.63	144.00	128.43	129.80	134.47	146.94

	6/13	9/13	12/13	3/14	6/14	9/14	12/14	3/15	6/15	9/15

Cabot Microelectronics Corporation	146.34	170.72	202.60	195.06	197.94	183.76	209.78	221.53	208.85	171.74
NASDAQ Composite	150.87	168.91	187.77	189.33	199.10	202.57	213.62	220.66	225.33	208.69
Philadelphia Semiconductor	152.73	163.14	178.39	192.42	208.78	212.42	227.40	222.52	215.11	193.42

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for each year of the five-year period ended September 30, 2015, has been derived from the audited consolidated financial statements.

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

CABOT MICROELECTRONICS CORPORATION
SELECTED FINANCIAL DATA - FIVE YEAR SUMMARY
(Amounts in thousands, except per share amounts)

	Year Ended September 30,
	2015	2014	2013	2012 (1)	2011
Consolidated Statement of Income Data:
Revenue	$414,097	$424,666	$433,131	$427,657	$445,442
Cost of goods sold	201,866	221,573	221,015	223,630	231,336
Gross profit	212,231	203,093	212,116	204,027	214,106

Operating expenses:
Research, development and technical	59,778	59,354	61,373	58,642	58,035
Selling and marketing	24,983	26,513	27,985	29,516	29,758
General and administrative	52,430	45,418	46,287	49,345	45,928
Total operating expenses	137,191	131,285	135,645	137,503	133,721

Operating income	75,040	71,808	76,471	66,524	80,385

Interest expense	4,524	3,354	3,643	2,309	155
Other income (expense), net	681	140	1,392	(1,011)	(1,318)
Income before income taxes	71,197	68,594	74,220	63,204	78,912
Provision for income taxes	15,051	17,843	21,642	23,110	27,250
Net income	$$56,146	$$50,751	$$52,578	$$40,094	$$51,662

Basic earnings per share	$$2.32	$$2.12	$$2.27	$$1.76	$$2.26

Weighted average basic shares outstanding	24,040	23,704	22,924	22,506	22,896

Diluted earnings per share	$$2.26	$$2.04	$$2.19	$$1.71	$$2.20

Weighted average diluted shares outstanding	24,632	24,611	23,760	23,244	23,435

Cash dividends per share	$-	$-	$-	$15.00	$-

	As of September 30,
	2015	2014	2013	2012 (1)	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$354,190	$284,155	$226,029	$178,459	$302,546
Other current assets	140,318	143,838	136,769	135,906	124,848
Property, plant and equipment, net	93,743	100,821	111,985	125,020	130,791
Other assets	72,223	72,353	76,809	74,006	69,292
Total assets	$660,474	$601,167	$551,592	$513,391	$627,477

Current liabilities	$60,644	$55,448	$68,221	$62,920	$55,439
Long-term debt	155,313	164,063	150,937	161,875	-
Other long-term liabilities	15,553	9,654	8,992	9,058	6,325
Total liabilities	231,510	229,165	228,150	233,853	61,764
Stockholders' equity	428,964	372,002	323,442	279,538	565,713
Total liabilities and stockholders' equity	$660,474	$601,167	$551,592	$513,391	$627,477

(1) In fiscal 2012, we completed a leveraged recapitalization and paid a special cash dividend of $15.00 per share, or $347,140 in the aggregate.  The dividend was funded with a $175,000 term loan and $172,140 of existing Company cash balances.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-K are forward-looking.  In particular, the statements herein regarding future sales and operating results; growth or contraction, and trends in the industry and markets in which the Company participates; international events, regulatory or legislative activity, or various economic factors; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the acquisition of or investment in other entities, including NexPlanar Corporation ("NexPlanar"), the potential risks and uncertainties of which include, among others, the reaction of customers of the Company and NexPlanar to the transaction, the Company's ability to successfully integrate NexPlanar's operations and employees, to maintain, develop and grow NexPlanar's business, and to realize the expected benefits of the acquisition; uses and investment of the Company's cash balance; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; and the construction and operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

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

On December 16, 2014, we announced that our Board of Directors had elected David H. Li as our President and Chief Executive Officer, and a member of the Board, effective January 1, 2015, and that as of that date, our then President and Chief Executive Officer, William P. Noglows, would continue to serve only as Executive Chairman of the Board through at least December 31, 2015.  On January 5, 2015, we announced additional changes to our executive leadership team, including the appointment of two new executive officers effective as of such date.  At that same time, we also announced that three of our then-existing executive officers had resigned from such roles, effective December 31, 2014, and would subsequently leave our Company.

On September 28, 2015, we announced that on September 27, 2015, we had entered into a definitive agreement to acquire NexPlanar, a supplier of advanced CMP polishing pad solutions to the semiconductor industry, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), among the Company, NexPlanar, and certain other parties, which was filed with the SEC as an exhibit to our Current Report on Form 8-K on September 28, 2015.  On October 22, 2015, we announced we had completed the acquisition, pursuant to the terms of the Merger Agreement, and paid the purchase price of approximately $142.3 million from our available cash balance.

In fiscal 2015, demand patterns for our products represented a departure from the seasonal demand trends we had experienced during the last three fiscal years.  In fiscal years 2012, 2013, and 2014, we experienced weaker demand in the first half of the fiscal year, and stronger demand in the second half, driven by consumer electronics demand around the "back-to-school" and holiday periods.  In fiscal 2015, we saw somewhat stronger than "normal" seasonal demand in the first half of the fiscal year, followed by softer demand in the second half.  The demand patterns that we experienced appear to be consistent with those experienced by some other participants in the semiconductor industry.  Industry reports suggest that semiconductor device inventory levels remain above "normal" levels, which suggests that this soft demand environment will continue into the first quarter of our fiscal 2016.  Over the long-term, though, we continue to believe that semiconductor demand will continue to grow, fueled by demand for mobile internet devices (MIDs), as well as for electronics for automotive and industrial applications, accompanied by the continued scaling of semiconductor devices to smaller geometries, albeit at a rate that is expected to be slower than in the past, and the introduction of more complex device architectures.  However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part I, Item 1A entitled "Risk Factors" in this Form 10-K.

Revenue for fiscal 2015 was $414.1 million, which represented a decrease of 2.5% from $424.7 million reported for fiscal 2014.  The decrease in revenue from fiscal 2014 reflects continued softness of demand in the global semiconductor industry and the loss of some legacy dielectrics slurry business that we communicated during the fiscal year.  The decrease in revenue also reflects a $7.5 million adverse impact of foreign exchange rate changes, primarily due to the weaker Japanese yen and Korean won versus the U.S. dollar.  We achieved higher revenue from our slurries for polishing tungsten, which generated record annual revenue, and increased revenue from our ESF products.  However, these increases were more than offset by lower revenue from our slurries for polishing certain dielectrics, aluminum and data storage applications, as well as from our polishing pads.

Gross profit expressed as a percentage of revenue for fiscal 2015 was 51.3%, which represents an increase from the 47.8% reported for fiscal 2014.  The increase in gross profit percentage from fiscal 2014 was primarily due to product mix, the favorable impact associated with foreign exchange rate changes, primarily due to the weaker yen, and the absence of a $2.1 million asset impairment charge recorded in the second quarter of fiscal 2014.  These increases were partially offset by lower manufacturing yields, including $1.4 million, in costs associated with an inventory write-off in the third quarter of fiscal 2015 related to raw material that did not meet our quality requirements.  Our gross profit percentage was slightly above our fiscal 2015 guidance range of 50.0% to 51.0%.  We expect our gross profit percentage for full fiscal year 2016 to be between 49% and 51% of revenue, including NexPlanar.  We may experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity, and changes in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses of $137.2 million, which include research, development and technical, selling and marketing, and general and administrative expenses, increased 4.5%, or $5.9 million, from the $131.3 million reported for fiscal 2014.  The increase was primarily due to higher staffing-related costs, including costs associated with the executive officer transitions discussed above and costs associated with our annual cash bonus program (AIP), partially offset by lower travel-related expenses and lower depreciation expense.  We expect total operating expenses for our full fiscal year 2016 to be in the range of $143.0 million to $147.0 million, including NexPlanar.

Diluted earnings per share in fiscal 2015 were $2.26, a record for our Company, representing an increase of 10.8%, or $0.22, from $2.04 in fiscal 2014.  The increase was primarily due to a higher gross profit margin and lower effective tax rate, partially offset by lower revenue and higher operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This MD&A, as well as disclosures included elsewhere in this Form 10-K, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to bad debt expense, warranty obligations, inventory valuation, valuation and classification of auction rate securities, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, interest rate swaps, share-based compensation, income taxes and contingencies.  We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances.  While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded.  We will continue to monitor the financial solvency of our customers and, if global economic, or individual customer, conditions weaken, we may have to record additional increases to our allowance for doubtful accounts.  As of September 30, 2015, our allowance for doubtful accounts represented 2.4% of gross accounts receivable.  If we had increased our estimate of bad debts to 3.4% of gross accounts receivable, our general and administrative expenses would have increased by $0.5 million.

WARRANTY RESERVE

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Should actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability may be required.  As of September 30, 2015, our warranty reserve represented 0.2% of the current quarter revenue.  If we had increased our warranty reserve estimate to 1.2% of the current quarter revenue, our cost of goods sold would have increased by $1.2 million.

INVENTORY VALUATION

We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable.  An inventory reserve is maintained based upon a historical percentage of actual inventories written off applied against the inventory value at the end of the period, adjusted for known conditions and circumstances.  We exercise judgment in estimating the amount of inventory that is obsolete.  For instance, we wrote off approximately $1.4 million of inventory during the third quarter of fiscal 2015 related to raw material that did not meet our quality requirements.  Should actual product marketability be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required.  If we had increased our reserve for obsolete inventory at September 30, 2015 by 10%, our cost of goods sold would have increased by $0.2 million.

VALUATION AND CLASSIFICATION OF AUCTION RATE SECURITIES

As of September 30, 2015, we owned two auction rate securities (ARS) recorded at cost with a par value of $5.7 million and an estimated fair value of $5.2 million, which are classified as other long-term assets on our Consolidated Balance Sheet and are considered held-to-maturity investments.  In general, ARS investments are securities with long-term nominal maturities for which interest rates are reset through a Dutch auction every seven to 35 days.  Historically, these periodic auctions provided a liquid market for these securities.  Beginning in 2008, general uncertainties in the global credit markets reduced liquidity in the ARS market, and this illiquidity continues.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

We classify these investments as held-to-maturity based on our intention and ability to hold the securities until maturity.  Although there has been occasional trading activity on these securities, the ARS market is not considered active.  Consequently, we determine the fair value of these securities using level 2 fair value inputs, including trading activity.  The calculation of fair value and the balance sheet classification for our ARS requires critical judgments and estimates by management, including the probabilities that a security may be monetized through a future successful auction, of a refinancing of the underlying debt, or of a default in payment by the issuer or the bond insurance carrier.

An other-than-temporary impairment must be recorded when a credit loss exists; that is when the present value of the expected cash flows from a debt security is less than the amortized cost basis of the security.  However, we believe the gross $0.5 million unrecognized loss on these securities is due to illiquidity in the ARS market rather than credit loss.  If auctions involving our ARS continue to fail, if issuers of our ARS are unable to refinance the underlying securities, if the issuing municipalities are unable to pay their debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, we may not be able to monetize our securities in the near term and may be required to adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

We assess the recoverability of the carrying value of long-lived assets, including finite lived intangible assets, whenever events or changes in circumstances indicate that the assets may be impaired.  We perform a periodic review of our long-lived assets to determine if such impairment indicators exist.  We must exercise judgment in assessing whether an event of impairment has occurred.  For purposes of recognition and measurement of an impairment loss, long-lived assets are either individually identified or grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We must exercise judgment in this grouping.  If the sum of the undiscounted future cash flows expected to result from the identified asset group is less than the carrying value of the asset group, an impairment provision may be required.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset group from the net book value of the asset group.  Determining future cash flows and estimating fair values require significant judgment and are highly susceptible to change from period to period because they require management to make assumptions about future sales and cost of sales generally over a long-term period.  We did not record any impairment expense in fiscal 2015.  In fiscal 2014, we recorded $2.3 million in impairment expense.  In fiscal 2013, we recorded impairment expense of $0.2 million.

We evaluate the estimated fair value of investments annually, or more frequently if indicators of potential impairment exist, to determine if an other-than-temporary impairment in the value of the investment has taken place.

BUSINESS COMBINATIONS

We have accounted for all business combinations under the purchase method of accounting.  As of September 30, 2015, we have not made any acquisitions for which we were required to apply current standards of accounting for business combinations commencing after October 1, 2009.  The current standards will be applied to our acquisition of NexPlanar, which we completed on October 22, 2015, pursuant to the Merger Agreement for such transaction as discussed above in the "Overview".  Assets and liabilities of an acquired business are recognized at their estimated fair value.  We engage independent third-party appraisal firms to assist us in determining the fair values of assets and liabilities acquired.  This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.  Goodwill represents the residual value of the purchase price over the fair value of net assets acquired, including identifiable intangible assets.

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

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We have four reporting units, three of which had goodwill and intangible assets as of September 30, 2015, the date of our annual impairment test.

Accounting guidance provides an entity the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a discounted cash flow analysis ("step one").  In fiscal 2013, 2014 and 2015, we chose to use a step one analysis for goodwill impairment.

Similarly, an entity has the option to use a step zero or step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2013, 2014 and 2015, we used a royalty savings method to determine the recoverability of indefinite-lived intangible assets.

Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.  As a result of the review performed in the fourth quarter of fiscal 2015, and the related sensitivity analysis, we determined that there was no impairment of our goodwill and intangible assets as of September 30, 2015.

INTEREST RATE SWAPS

In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  The fair value of our interest rate swaps is estimated using standard valuation models and market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value.  We have designated these swap agreements as cash flow hedges pursuant to ASC 815, "Derivatives and Hedging".  As cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged.  The effective portion is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion is recorded as a component of interest expense.  Changes in the method by which we pay interest from one-month LIBOR to another rate of interest could create ineffectiveness in the swaps, and result in amounts being reclassified from other comprehensive income into net income.  Hedge effectiveness is tested quarterly to determine if hedge treatment is appropriate.

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, and is revised from time-to-time when actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and we add a premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of award.

Through September 30, 2015, we had not granted incentive stock options (ISOs) to our employees pursuant to our equity incentive plans.  However, as allowed under our current Omnibus Incentive Plan, pursuant to the Merger Agreement for our acquisition of NexPlanar, certain NexPlanar employees were awarded ISOs in substitution for unvested ISOs they had held in NexPlanar at the time of the closing of the acquisition.  We will use the Black-Scholes option-pricing model to estimate the grant date fair value of these ISOs to calculate share-based compensation expense for future periods.

ACCOUNTING FOR INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We assess whether or not our deferred tax assets will ultimately be realized and record an estimated valuation allowance on those deferred tax assets that may not be realized.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal 2013, 2014 and 2015, we elected to permanently reinvest the earnings of all of our foreign subsidiaries.  See the section titled "Liquidity and Capital Resources" in this MD&A and Note 16 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information on income taxes and permanent reinvestment.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

	Year Ended September 30,
	2015	2014	2013

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	48.7	52.2	51.0
Gross profit	51.3	47.8	49.0

Research, development and technical	14.5	14.0	14.2
Selling and marketing	6.0	6.2	6.5
General and administrative	12.7	10.7	10.7
Operating income	18.1	16.9	17.6
Interest expense	1.1	0.8	0.8
Other income, net	0.2	0.1	0.3
Income before income taxes	17.2	16.2	17.1
Provision for income taxes	3.6	4.2	5.0

Net income	13.6%	12.0%	12.1%

YEAR ENDED SEPTEMBER 30, 2015, VERSUS YEAR ENDED SEPTEMBER 30, 2014

REVENUE

Revenue was $414.1 million in fiscal 2015, which represented a decrease of 2.5%, or $10.6 million, from fiscal 2014.  The decrease in revenue was primarily due to a $12.0 million decrease in sales volume, a $7.5 million decrease due to the effect of foreign exchange rate changes, primarily due to the weakening of the Japanese yen and the Korean won versus the U.S. dollar, and $1.9 million due to changes in average selling prices.  These decreases were partially offset by a $10.8 million increase due to product mix.  The decrease in revenue from fiscal 2014 reflects continued softness of demand in the in global semiconductor industry and the loss of approximately $20.0 million in annualized legacy dielectrics slurry business for lower-performing applications for 200 millimeter wafers, as noted in the "Overview" above and discussed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.  We also generated lower revenue from our slurries for polishing aluminum and data storage applications, as well as from our polishing pads.  These decreases were partially offset by increased revenue from our slurries for polishing tungsten, which generated record annual revenue, and increased revenue from our ESF products.

COST OF GOODS SOLD

Total cost of goods sold was $201.9 million in fiscal 2015, which represented a decrease of 8.9%, or $19.7 million, from fiscal 2014.  The decrease in cost of goods sold was primarily due to a $12.3 million decrease due to product mix, an $8.9 million decrease due to foreign exchange fluctuations, primarily due to the weakening of the yen, and a $3.7 million decrease due to lower sales volume.  These decreases in cost of goods sold were partially offset by a $4.7 million increase due to lower manufacturing yields, including the $1.4 million in costs related to raw material that did not meet our quality requirements that we recorded in the third quarter of fiscal 2015, as noted in the "Overview" above, and a $1.2 million increase in sample costs.

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

Our need for additional quantities or different kinds of key raw materials in the future has required, and will continue to require, that we enter into new or amended supply arrangements with third parties.  Future arrangements may result in costs that are different from those in the existing agreements.  In addition, a number of factors could impact the future cost of raw materials, packaging, freight and labor.  We also expect to continue to invest in our supply chain to improve product quality, reduce variability and improve our manufacturing product yields.

GROSS PROFIT

Our gross profit as a percentage of revenue was 51.3% in fiscal 2015 as compared to 47.8% for fiscal 2014, and was slightly above our revised full year guidance range of 50.0% to 51.0%.  The increase in gross profit percentage from fiscal 2014 was primarily due to product mix and foreign exchange benefits, partially offset by lower sales volume and lower manufacturing yields.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $59.8 million in fiscal 2015, which represented an increase of 0.7%, or $0.4 million, from fiscal 2014.  The increase was primarily due to $1.5 million in higher clean room material costs and $0.4 million in higher staffing-related costs, partially offset by $0.6 million in lower facility-related costs and $0.5 million in lower depreciation expense.

Our research, development and technical efforts are focused on the following main areas:

·	Research related to fundamental CMP technology;
·	Development of new and enhanced CMP consumable products, including collaboration on joint development projects with technology-leading customers and suppliers;
·	Process development to support rapid and effective commercialization of new products;
·	Technical support of CMP products in our customers' research, development and manufacturing facilities; and,
·	Evaluation and development of new polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $25.0 million in fiscal 2015, which represented a decrease of 5.8%, or $1.5 million, from fiscal 2014.  The decrease was primarily due to $1.6 million in lower staffing-related costs, $0.4 million in lower travel-related costs, and $0.3 million in lower marketing costs, partially offset by $1.2 million in separation costs associated with the departure of three executive officers, as discussed in the "Overview" above.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $52.4 million in fiscal 2015, which represented an increase of 15.4%, or $7.0 million, from fiscal 2014.  The increase was primarily due to $8.0 million in higher staffing-related costs, including costs associated with our AIP and the executive officer transitions, partially offset by a $0.7 million decrease in certain foreign goods and services tax.

INTEREST EXPENSE

Interest expense was $4.5 million in fiscal 2015, which represented an increase of $1.2 million from fiscal 2014.  The increase was primarily due to the higher fixed interest rate on the portion of our outstanding debt on which we have fixed the interest rate via interest rate swaps versus the variable interest rate on the rest of our outstanding debt.

OTHER INCOME, NET

Other income was $0.7 million in fiscal 2015 compared to $0.1 million in fiscal 2014.  The increase in other income was primarily due to the reimbursement of overfunding of a foreign benefit plan, and higher interest income earned on higher cash and investment balances, partially offset by the negative impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 21.1% in fiscal 2015 compared to 26.0% in fiscal 2014.  The decrease in the effective tax rate was primarily due to higher taxable income in foreign jurisdictions with lower income tax rates and the reinstatement of the U.S. research and experimentation tax credit, retroactive to January 1, 2014, partially offset by income taxes incurred related to the restructuring of our operations in Taiwan.  We expect our effective tax rate for full fiscal 2016 to be in the range of 21.0% to 24.0%, including NexPlanar.

NET INCOME

Net income was $56.1 million in fiscal 2015, which represented an increase of 10.6%, or $5.4 million, from fiscal 2014.  The increase was primarily due to a higher gross profit percentage, and a lower effective income tax rate, partially offset by lower revenue and higher operating expenses.

YEAR ENDED SEPTEMBER 30, 2014, VERSUS YEAR ENDED SEPTEMBER 30, 2013

REVENUE

Revenue was $424.7 million in fiscal 2014, which represented a decrease of 2.0%, or $8.5 million, from fiscal 2013.  The decrease in revenue was primarily due to a $7.5 million decrease in sales volume and a $2.4 million decrease due to the effect of foreign exchange rate changes, primarily due to the weaker Japanese yen versus the U.S. dollar, partially offset by a $1.3 million increase due to a higher-priced product mix.  The decrease in revenue from fiscal 2013 was driven by lower revenue from QED Technologies International, Inc. subsidiary, which is primarily capital-equipment oriented and, consequently, is volatile.  We also recorded lower revenue from our data storage slurry products related to the contracting PC market.  These decreases were partially offset by increased sales of our polishing pad products and increased sales of slurries for polishing tungsten and aluminum.

COST OF GOODS SOLD

Total cost of goods sold was $221.6 million in fiscal 2014, which represented an increase of 0.3%, or $0.6 million, from fiscal 2013.  The increase in cost of goods sold was primarily due to a $10.2 million increase due to higher variable manufacturing costs, including higher raw material costs, and a $2.1 million asset impairment charge on certain manufacturing assets recorded in the second quarter of fiscal 2014, as discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.  These increases in cost of goods sold were mostly offset by a $5.3 million decrease due to the effects of foreign exchange rate changes, primarily due to the weaker Japanese yen, a $5.0 million decrease due to lower sales volume, and a $0.9 million decrease due to a lower cost product mix.

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.8% in fiscal 2014 as compared to 49.0% for fiscal 2013.  The decrease in gross profit percentage from fiscal 2013 was primarily due to higher variable manufacturing costs, including higher raw material costs, and lower sales volume, partially offset by benefits associated with foreign exchange rate changes, primarily due to the weaker Japanese yen and a higher-valued product mix.

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

OTHER INCOME, NET

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

PROVISION FOR INCOME TAXES

Our effective income tax rate was 26.0% in fiscal 2014 compared to 29.2% in fiscal 2013.  The decrease in the effective tax rate was primarily due to lower income tax expense on foreign earnings in conjunction with our election to permanently reinvest the earnings of our foreign subsidiaries. In addition, the Company was awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This tax holiday reduced our income tax provision by approximately $3.8 million in fiscal 2014 compared to only $0.5 million in fiscal 2013.

NET INCOME

Net income was $50.8 million in fiscal 2014, which represented a decrease of 3.5%, or $1.8 million, from fiscal 2013.  The decrease was primarily due to a lower gross profit percentage, including the previously mentioned asset impairment charge, which reduced net income by $1.5 million in fiscal 2014, and lower revenue, partially offset by lower operating expenses and a lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $98.7 million in fiscal 2015, $67.5 million in fiscal 2014 and $85.5 million in fiscal 2013.  Our cash provided by operating activities in fiscal 2015 represented $93.5 million in net income plus non-cash items and a $5.2 million increase in cash flow due to a net decrease in working capital.  The increase in cash flow from operations in fiscal 2015 from fiscal 2014 was primarily due to higher net income, a decrease in accounts receivable due to lower revenue in the fourth quarter of fiscal 2015 compared to the same quarter of fiscal 2014, and changes in the timing and amount of payments for accrued expenses, including payments related to our AIP, partially offset by a larger increase in inventories, primarily due to higher raw material costs.  The decrease in cash flow from operations in fiscal 2014 from fiscal 2013 was primarily due to changes in the timing and amount of payments for accrued expenses, including payments made in the first quarter of fiscal 2014 related to our fiscal 2013 AIP, net of the accruals for our fiscal 2014 AIP, an increase in inventory related to higher raw material costs and higher volumes maintained in conjunction with Company sourcing initiatives, and changes in the amount of income tax payments.

In fiscal 2015, we used $13.4 million in investing activities representing $13.8 million in purchases of property plant and equipment, partially offset by $0.4 million received from other investing activities.  We used $9.0 million in investing activities in fiscal 2014 representing $12.6 million in purchases of property plant and equipment, partially offset by $2.3 million received from the liquidation of a portion of our auction rate securities and $1.3 million received from other investing activities.  We used $14.6 million in investing activities in fiscal 2013 representing purchases of property, plant and equipment.  We estimate that our total capital expenditures in fiscal 2016 will be in the range of $15.0 to $20.0 million, including NexPlanar.

In fiscal 2015, cash flows used in financing activities were $9.0 million.  We used $40.0 million to repurchase common stock under our share repurchase program, and $2.2 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $8.8 million to repay long-term debt.  We received $35.8 million from the issuance of common stock related to the exercise of stock options granted under our EIP and our OIP and for the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), and we received $6.2 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.  In fiscal 2014, cash flows provided by financing activities were $1.2 million.  We received $43.1 million from the issuance of common stock related to the exercise of stock options granted under our EIP, our OIP and from the sale of shares to employees under our ESPP, $17.5 million from the issuance of long-term debt under our amended credit agreement, and $2.8 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under the EIP and OIP.  We used $53.0 million to repurchase common stock under our share repurchase program and $2.1 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $6.6 million to repay long-term debt and paid $0.6 million in debt issuance costs.  In fiscal 2013, cash flows used in financing activities were $20.2 million.  We used $40.0 million to repurchase common stock under our share repurchase program and $1.3 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $10.9 million to repay long-term debt.  We received $30.9 million from the issuance of common stock related to the exercise of stock options granted under our EIP and the sale of shares to employees under our ESPP, and we received $1.1 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under our EIP and OIP.

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million.  Under this program, we repurchased 851,245 shares for $40.0 million in fiscal 2015, 1,229,494 shares for $53.0 million in fiscal 2014, and 1,144,836 shares for $40.0 million in fiscal 2013.  As of September 30, 2015, $85.0 million remains available under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  During fiscal 2015, the Company entered into "10b5-1" stock purchase plan agreements with independent brokers, which expired at various points during the fiscal year, to repurchase shares of the Company's common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.  Subsequent to the end of fiscal 2015, we entered into a new 10b5-1 agreement.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  In June 2014, we entered into an amendment to the Credit Agreement (the "Amendment"), which provided for an additional $17.5 million in Term Loan commitments to bring the total commitments to the same level as the original amount under the Credit Agreement at its inception in 2012, an extension of the maturity date of the Credit Facilities to June 27, 2019, and changes to certain pricing and other terms of the agreement, including a relaxed consolidated leverage ratio financial covenant.  The Amendment also increased the uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, from $75.0 million to $100.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The additional Term Loan commitments were drawn on June 27, 2014, and the Revolving Credit Facility remains undrawn.  The Term Loan has $164.1 million outstanding as of September 30, 2015.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions and according to certain terms: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the termination of the Credit Agreement.  As of September 30, 2015, our consolidated leverage ratio was 1.52 to 1.00 and our consolidated fixed charge coverage ratio was 5.54 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information regarding the Credit Agreement.

As of September 30, 2015, we had $354.2 million of cash and cash equivalents, $105.7 million of which was held in foreign subsidiaries in the Japan, the Netherlands, Singapore, South Korea and Taiwan where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.  As of October 30, subsequent to our acquisition of NexPlanar, we had approximately $225.0 million of cash and cash equivalents.

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

As discussed above in the "Overview" and below under the caption "Contractual Obligations", we completed our acquisition of NexPlanar Corporation on October 22, 2015.  We paid an aggregate consideration of approximately $142.3 million in cash to acquire NexPlanar.  At closing, NexPlanar had approximately $15.0 million of cash and no debt.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2015 and 2014, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$164.1	$8.8	$21.9	$133.4	$-
Interest expense and fees on long-term debt	12.4	3.8	6.4	2.2	-
Acquisition of business	142.3	142.3	-	-	-
Purchase obligations	46.1	41.8	4.3	-	-
Operating leases	8.5	1.7	2.2	1.4	3.2
Severance agreements	0.7	0.7	-	-	-
Other long-term liabilities *	15.1	-	3.9	1.5	9.7
Total contractual obligations	$389.2	$199.1	$38.7	$138.5	$12.9

* We have excluded $0.1 million in deferred tax liabilities from the other long-term liability amounts presented, as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.  We have also excluded $0.5 million related to the fair value of the long-term portion of our interest rate swaps as the expected interest payments are included in the table above under the caption "Interest expense and fees on long-term debt".

INTEREST EXPENSE AND FEES ON LONG-TERM DEBT

Interest payments on long-term debt reflect interest rates in effect at September 30, 2015.  The interest payments reflect LIBOR rates currently in effect on $82.0 million of our outstanding debt, and reflect fixed interest rates on $82.0 million of outstanding debt for which we have executed interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information regarding our long-term debt.

ACQUISITION OF BUSINESS

As discussed above in the "Overview", we completed the acquisition of NexPlanar Corporation on October 22, 2015.  We paid an aggregate consideration of approximately $142.3 million from our available cash balances.  A portion of the purchase price was deposited with an escrow agent to fund payment obligations with respect to post-closing purchase price adjustments and indemnification obligations.

PURCHASE OBLIGATIONS

We have been operating under a multi-year supply agreement with Cabot Corporation, our former parent company which is not a related party, for the purchase of fumed silica, which became effective January 1, 2013 and had a termination date of December 31, 2016.  This agreement required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum.  This agreement was amended effective June 1, 2015 to, among other things, extend the term of the agreement through December 31, 2019, revise certain minimum purchase requirements through 2016, and provide us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1.5 million in each of calendar years 2017, 2018 and 2019.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities in calendar 2015 and 2016.  Purchase obligations include an aggregate amount of $23.2 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The long-term fee is included in other long-term liabilities in the table above.

OPERATING LEASES

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years of their respective commencement dates and may be renewed by us.

SEVERANCE AGREEMENTS

Liabilities for severance agreements at September 30, 2015 represent payments to be made to former executive officers in conjunction with executive officer transitions discussed above in the "Overview".

OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2015 primarily consist of liabilities related to our foreign benefit plans in Japan and Korea, which represents approximately $6.2 million, the $4.5 million contract fee noted above under "Purchase Obligations", our liability for future payments to be made under our Cabot Microelectronics Supplemental Employee Retirement Plan and our liability for uncertain tax positions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen, the New Taiwan dollar and the Korean won.  Approximately 17% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which mitigates the exposure on the Consolidated Statement of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

The significant weakening of the Japanese yen against the U.S. dollar in fiscal years 2013, 2014 and 2015 adversely affected our revenue, but had a net favorable impact on our gross profit percentage, as our yen-denominated cost of goods sold was greater than our yen-denominated revenue.  The weakening of the yen accounted for an approximate 115 basis point increase in our gross profit percentage for fiscal 2015 compared to fiscal 2014, and an approximate 90 basis point increase in our gross profit percentage for fiscal 2014 compared to fiscal 2013.  To a lesser extent, we also have seen a favorable foreign exchange impact on our yen-denominated operating expenses.  The weakening of the yen, the New Taiwan dollar and the Korean won also has had a significant adverse impact on other comprehensive income on our Consolidated Balance Sheet.  During the fiscal years ended September 30, 2014 and 2015, we recorded $14.1 million and $8.1 million, respectively, in currency translation losses, net of tax, that are included in other comprehensive income.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of September 30, 2015, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At September 30, 2015, we had $164.1 million in long-term debt outstanding on our Term Loan.  In the first quarter of fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment to maintain a fixed rate of interest on half of our outstanding debt.  As of September 30, 2015, the fair value of this cash flow hedge is a liability of $1.4 million.  At September 30, 2015, we had $82.0 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At September 30, 2015, we owned two auction rate securities (ARS) with a total estimated fair value of $5.2 million and par value of $5.7 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see  "Critical Accounting Policies and Estimates" in MD&A in Part II, Item 7, and Notes 3 and 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	79

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Cabot Microelectronics Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Chicago, IL
November 18, 2015

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2015	2014	2013

Revenue	$414,097	$424,666	$433,131

Cost of goods sold	201,866	221,573	221,015

Gross profit	212,231	203,093	212,116

Operating expenses:
Research, development and technical	59,778	59,354	61,373
Selling and marketing	24,983	26,513	27,985
General and administrative	52,430	45,418	46,287
Total operating expenses	137,191	131,285	135,645

Operating income	75,040	71,808	76,471

Interest expense	4,524	3,354	3,643

Other income, net	681	140	1,392
Income before income taxes	71,197	68,594	74,220

Provision for income taxes	15,051	17,843	21,642

Net income	$56,146	$50,751	$52,578

Basic earnings per share	$2.32	$2.12	$2.27

Weighted-average basic shares outstanding	24,040	23,704	22,924

Diluted earnings per share	$2.26	$2.04	$2.19

Weighted-average diluted shares outstanding	24,632	24,611	23,760

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2015	2014	2013

Net income	$56,146	$50,751	$52,578

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(14,126)	(8,136)	(13,037)
Minimum pension liability adjustment	(318)	(196)	7
Net unrealized loss on cash flow hedges	(901)
Unrealized gain on investments	-	151	-

Other comprehensive loss, net of tax	(15,345)	(8,181)	(13,030)

Comprehensive income	$40,801	$42,570	$39,548

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$354,190	$284,155
Accounts receivable, less allowance for doubtful accounts of $1,224 at September 30, 2015, and $1,392 at September 30, 2014	49,405	60,693
Inventories	70,678	64,979
Prepaid expenses and other current assets	12,840	10,645
Deferred income taxes	7,395	7,521
Total current assets	494,508	427,993

Property, plant and equipment, net	93,743	100,821
Goodwill	40,442	43,245
Other intangible assets, net	4,565	7,163
Deferred income taxes	12,212	11,353
Other long-term assets	15,004	10,592
Total assets	$660,474	$601,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,448	$15,304
Current portion of long-term debt	8,750	8,750
Accrued expenses, income taxes payable and other current liabilities	36,446	31,394
Total current liabilities	60,644	55,448

Long-term debt, net of current portion	155,313	164,063
Deferred income taxes	76	510
Other long-term liabilities	15,477	9,144
Total liabilities	231,510	229,165

Commitments and contingencies (Note 17)

Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 33,489,181 shares at September 30, 2015, and 31,927,601 shares at September 30, 2014	33	32
Capital in excess of par value of common stock	495,673	437,266
Retained earnings	284,088	227,942
Accumulated other comprehensive income (loss)	(6,090)	9,255
Treasury stock at cost, 9,041,678 shares at September 30, 2015, and 8,142,687 shares at September 30, 2014	(344,740)	(302,493)
Total stockholders' equity	428,964	372,002

Total liabilities and stockholders' equity	$660,474	$601,167

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$56,146	$50,751	$52,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,719	19,941	20,457
Provision for doubtful accounts	(84)	(170)	173
Share-based compensation expense	16,445	14,042	13,350
Deferred income tax expense (benefit)	869	(700)	(4,722)
Non-cash foreign exchange loss	1,391	943	3,832
(Gain)/loss on disposal of property, plant and equipment	(28)	(51)	551
Impairment of long-lived assets	-	2,320	160
Other	(524)	(724)	(1,400)
Changes in operating assets and liabilities:
Accounts receivable	9,013	(8,181)	(5,936)
Inventories	(8,290)	(3,794)	(1,683)
Prepaid expenses and other assets	(3,662)	576	(3,471)
Accounts payable	801	(850)	(1,359)
Accrued expenses, income taxes payable and other liabilities	7,390	(6,625)	12,953
Net cash provided by operating activities	98,186	67,478	85,483

Cash flows from investing activities:
Additions to property, plant and equipment	(13,812)	(12,551)	(14,633)
Proceeds from the sale of property, plant and equipment	201	202	20
Proceeds from the sale of investments	202	2,305	25
Other investing activities	-	1,062	-
Net cash used in investing activities	(13,409)	(8,982)	(14,588)

Cash flows from financing activities:
Issuance of long-term debt	-	17,500	-
Repayment of long-term debt	(8,750)	(6,562)	(10,937)
Repurchases of common stock	(42,247)	(55,072)	(41,294)
Net proceeds from issuance of stock	35,782	43,070	30,905
Debt issuance costs	-	(550)	-
Tax benefits associated with share-based compensation expense	6,207	2,806	1,148
Principal payments under capital lease obligations	-	-	(21)
Net cash provided by (used in) financing activities	(9,008)	1,192	(20,199)

Effect of exchange rate changes on cash	(5,734)	(1,562)	(3,126)
Increase in cash	70,035	58,126	47,570
Cash and cash equivalents at beginning of year	284,155	226,029	178,459
Cash and cash equivalents at end of year	$354,190	$284,155	$226,029

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,543	$18,041	$17,661
Cash paid for interest	$4,107	$3,355	$3,643

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of period	$1,503	$1,267	$1,232

The accompanying notes are an integral part of these consolidated financial statements.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 30, 2012	$29	$330,557	$124,613	$30,466	$(206,127)	$279,538

Share-based compensation expense		13,350				13,350
Repurchases of common stock under share repurchase plans, at cost					(40,000)	(40,000)
Repurchases of common stock - other, at cost					(1,294)	(1,294)
Exercise of stock options	1	28,525				28,526
Issuance of Cabot Microelectronics restricted stock under Deposit Share Plan		154				154
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,226				2,226
Tax benefits from share-based compensation plans		1,394				1,394
Net income			52,578			52,578
Foreign currency translation adjustment				(13,037)		(13,037)
Minimum pension liability adjustment				7		7

Balance at September 30, 2013	$30	$376,206	$177,191	$17,436	$(247,421)	$323,442

Share-based compensation expense		14,042				14,042
Repurchases of common stock under share repurchase plans, at cost					(53,000)	(53,000)
Repurchases of common stock - other, at cost					(2,072)	(2,072)
Exercise of stock options	2	40,246				40,248
Issuance of Cabot Microelectronics restricted stock under Deposit Share Plan		210				210
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,612				2,612
Tax benefits from share-based compensation plans		3,950				3,950
Net income			50,751			50,751
Net unrealized gain on marketable securities				151		151
Foreign currency translation adjustment				(8,136)		(8,136)
Minimum pension liability adjustment				(196)		(196)

Balance at September 30, 2014	$32	$437,266	$227,942	$9,255	$(302,493)	$372,002

Share-based compensation expense		16,445				16,445
Repurchases of common stock under share repurchase plans, at cost					(40,026)	(40,026)
Repurchases of common stock - other, at cost					(2,221)	(2,221)
Exercise of stock options	1	33,175				33,176
Issuance of Cabot Microelectronics restricted stock under Deposit Share Plan		23				23
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,583				2,583
Tax benefits from share-based compensation plans		6,181				6,181
Net income			56,146			56,146
Foreign currency translation adjustment				(14,126)		(14,126)
Interest rate swaps				(901)		(901)
Minimum pension liability adjustment				(318)		(318)

Balance at September 30, 2015	$33	$495,673	$284,088	$(6,090)	$(344,740)	$428,964

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

The audited consolidated financial statements have been prepared by us pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  We operate predominantly in one reportable segment - the development, manufacture, and sale of CMP consumables.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of September 30, 2015.

USE OF ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management's most difficult and subjective judgments include, but are not limited to, those estimates related to bad debt expense, warranty obligations, inventory valuation, valuation and classification of auction rate securities, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, interest rate swaps, share-based compensation, income taxes and contingencies.  We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances.  However, future events are subject to change and estimates and judgments routinely require adjustment.  Actual results may differ from these estimates under different assumptions or conditions.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider investments in all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.  Short-term investments include securities generally having maturities of 90 days to one year.  We did not own any securities that were considered short-term as of September 30, 2015 or 2014.  See Note 3 for a more detailed discussion of other financial instruments.

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

Accounts receivable, net of allowances for doubtful accounts, were $49,405 as of September 30, 2015 and $60,693 as of September 30, 2014.  The decrease in accounts receivable was primarily due to the 13.9% decrease in revenue in the fourth quarter of fiscal 2015 compared to the same period in fiscal 2014.  Amounts charged to bad debt expense are recorded in general and administrative expenses.  A portion of our receivables and the related allowance for doubtful accounts is denominated in foreign currencies, so they are subject to foreign exchange fluctuations which are included in the table below under deductions and adjustments.  Our allowance for doubtful accounts changed during the fiscal year ended September 30, 2015 as follows:

Balance as of September 30, 2014	$1,392
Amounts charged to expense	(84)
Deductions and adjustments	(84)
Balance as of September 30, 2015	$1,224

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist principally of accounts receivable.  We perform ongoing credit evaluations of our customers' financial conditions and generally do not require collateral to secure accounts receivable.  Our exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry and global economy.  With the exception of one customer bankruptcy in fiscal 2012, we have not experienced significant losses relating to accounts receivable from individual customers or groups of customers.

Customers who represented more than 10% of revenue are as follows:

	Year Ended September 30,
	2015	2014	2013

Taiwan Semiconductor Manufacturing Co. (TSMC)	18%	22%	21%
Samsung Group (Samsung)	15%	14%	13%

TSMC accounted for 12.6% and 19.4% of net accounts receivable at September 30, 2015 and 2014, respectively.  Samsung accounted for 9.7% and 10.2% of net accounts receivable at September 30, 2015 and 2014, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Reviews are regularly performed to determine whether facts and circumstances exist that indicate the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.  Asset recoverability assessment begins by comparing the projected undiscounted cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  If assets are determined to be recoverable, but their useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful life.  See Note 5 for more information regarding impairment expense recorded in fiscal years 2015, 2014 and 2013.

GOODWILL AND INTANGIBLE ASSETS

We amortize intangible assets with finite lives over their estimated useful lives, which range from one to ten years.  Intangible assets with finite lives are reviewed for impairment using a process similar to that used to evaluate other long-lived assets.  Goodwill and indefinite-lived intangible assets are not amortized and are tested annually in the fourth fiscal quarter, or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment, referred to as a component.  A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We have four reporting units, three of which have goodwill and intangible assets as of September 30, 2015.  Goodwill impairment testing requires a comparison of the fair value of each reporting unit to the carrying value.  If the carrying value exceeds fair value, then the fair value of the assets and liabilities for the reporting unit is used to determine the "implied" fair value of goodwill.  The amount of the impairment is the difference between the carrying value and the implied fair value of goodwill.  The fair value of the reporting unit may be determined using a discounted cash flow analysis of our projected future results.  An entity has the option to assess qualitative factors to determine if the two-step impairment test must be performed.  We elected to perform a discounted cash flow analysis in fiscal 2015 when we performed our annual impairment review of goodwill.  An entity also has the option to assess qualitative factors in its impairment review of indefinite-lived intangible assets.  However, we elected to use the royalty savings method in fiscal 2015 when we performed our impairment review of our indefinite-lived intangible assets.  We determined that goodwill and other intangible assets were not impaired as of September 30, 2015, as the fair value of our reporting units was substantially in excess of carrying value.

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

FOREIGN EXCHANGE MANAGEMENT

We transact business in various foreign currencies, primarily the Japanese yen, New Taiwan dollar and Korean won.  Our exposure to foreign currency exchange risks has not been significant because a large portion of our business is denominated in U.S. dollars.  However, there was a weakening of the Japanese yen against the U.S. dollar during fiscal years 2013, 2014 and 2015, which had some net positive impact on our gross margin percentage and our net income.  Periodically, we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting under the accounting rules for derivative instruments.  See Note 10 for a discussion of derivative financial instruments.

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

Although the vast majority of our products are sold directly, we market some of our products through distributors in certain areas of the world.  We recognize revenue upon shipment and when title is transferred to the distributor.  We do not have any arrangements with distributors that include payment terms, rights of return, or rights of exchange outside the ordinary course of business, or any other significant matters that we believe would impact the timing of revenue recognition.

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

INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We assess whether our deferred tax assets will ultimately be realized and record an estimated valuation allowance on those deferred tax assets that may not be realized.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal 2012, we elected to permanently reinvest the earnings of certain of our foreign subsidiaries outside the U.S. rather than repatriate the earnings to the U.S.  In fiscal years 2013, 2014 and 2015, we elected to permanently reinvest the earnings of all of our foreign subsidiaries.  See Note 16 for additional information on income taxes.

INTEREST RATE SWAPS

In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  The fair value of our interest rate swaps is estimated using standard valuation models using market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value.  We have designated these swap agreements as cash flow hedges pursuant to ASC 815, "Derivatives and Hedging".  As cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged.  The effective portion is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion is recorded as a component of interest expense.  Changes in the method by which we pay interest from one-month LIBOR to another rate of interest could create ineffectiveness in the swaps, and result in amounts being reclassified from other comprehensive income into net income.  Hedge effectiveness is tested quarterly to determine if hedge treatment is appropriate.

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, and is revised from time-to-time when actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and we add a premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to how revenue is reported and improves comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard is intended to enhance disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and improve guidance for multiple-element arrangements.  In August 2015, the FASB issued ASU No. 2015-14, "Deferral of Effective Date" (Topic 606).  This standard officially defers the effective date of ASU 2014-09 by one year.  ASU 2014-09 will be effective for us beginning October 1, 2018, and may be applied on a full retrospective or modified retrospective approach.  Adoption is not permitted prior to the original effective date of the ASU, which for us was October 1, 2017.  We are evaluating the impact of implementation of this standard on our financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30).  The provisions of ASU 2015-03 require an entity to present the debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction to the carry amount of that debt liability.  ASU 2015-03 will be effective for us beginning October 1, 2016, but early adoption is permitted.  The implementation of this standard will require us to reclassify our debt issuance costs from their asset position on our balance sheet to a liability position as an offset to the carrying amount of our outstanding debt.  We are considering early adoption of ASU 2015-03 in fiscal 2016; the implementation is not expected to have a material effect on our financial statements.

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

In July 2015, the FASB issued ASU No, 2015-11, "Simplifying the Measurement of Inventory" (Topic 330).  The provisions of ASU 2015-11 require an entity to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation.  ASU 2015-11 will be effective for us beginning October 1, 2017 but early adoption is permitted.  We do not believe the adoption of this standard will have a material effect on our financial statements.

In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (Subtopic 835-30).  ASU 2015-15 provides guidance on the treatment of debt issuance cost related to line-of-credit arrangements based on comments provided by the SEC staff.  The SEC staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU 2015-15 will be effective for us beginning October 1, 2016, but early adoption is permitted.  We are currently evaluating the impact of implementation of this standard on our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement Period Adjustments" (Topic 805).  The provisions of ASU 2015-16 require an acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 requires an acquirer to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the account had been completed at the acquisition date. ASU 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the footnotes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date.  ASU 2015-16 will be effective for us beginning October 1, 2017, but early adoption is permitted.  We are currently evaluating the impact of implementation of this standard on our financial statements.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at September 30, 2015 and 2014.  See Note 9 for a detailed discussion of our long-term debt.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$354,190	$-	$-	$354,190
Other long-term investments	1,720	-	-	1,720
Derivative financial instruments	-	14	-	14
Total assets	$355,910	$14	$-	$355,924

Liabilities:
Derivative financial instruments	-	1,406	-	1,406
Total liabilities	$-	$1,406	$-	$1,406

September 30, 2014	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$284,155	$-	$-	$284,155
Other long-term investments	1,654	-	-	1,654
Derivative financial instruments	-	100	-	100
Total assets	$285,809	$100	$-	$285,909

Liabilities:
Derivative financial instruments	-	270	-	270
Total liabilities	$-	$270	$-	$270

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,720 in the fourth quarter of fiscal 2015 to reflect its fair value as of September 30, 2015.

Our derivative financial instruments include forward foreign exchange contracts and interest rate swaps.  In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  These interest rate swaps represent our primary use of derivative financial instruments.  The fair value of our derivative instruments is estimated using standard valuation models using market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  See Note 10 for more information on our use of derivative financial instruments.

4. INVENTORIES

Inventories consisted of the following:

	September 30,
	2015	2014

Raw materials	$42,603	$37,009
Work in process	5,487	4,505
Finished goods	22,588	23,465
Total	$70,678	$64,979

The increase in inventory is primarily due to higher raw material costs and the amount of certain manufacturing variances, which are included in cost of goods sold in the period when the inventory is sold to customers.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2015	2014

Land	$17,076	$17,834
Buildings	92,720	97,513
Machinery and equipment	167,448	171,461
Furniture and fixtures	6,172	6,224
Information systems	28,528	27,673
Construction in progress	7,553	3,166
Total property, plant and equipment	319,497	323,871
Less: accumulated depreciation	(225,754)	(223,050)
Net property, plant and equipment	$93,743	$100,821

Depreciation expense was $16,060, $17,467 and $17,835 for the years ended September 30, 2015, 2014 and 2013, respectively.

We did not record any impairment expense in fiscal 2015.  In fiscal 2014, we recorded $2,320 in impairment expense primarily related to the decision to write-off certain manufacturing assets in foreign locations in accordance with the applicable accounting standards for the impairment and disposal of long-lived assets.  Of this amount, $2,236 and $84 was included in cost of goods sold and selling and marketing expense, respectively.  Impairment expense for fiscal 2013 was insignificant.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $40,442 and $43,245 as of September 30, 2015 and 2015, respectively.  The decrease in goodwill was due to foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	September 30, 2015		September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$8,053	$7,490	$8,278	$6,750
Acquired patents and licenses	8,270	7,845	8,270	7,534
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	11,392	9,005	12,193	8,484

Total other intangible assets subject to amortization	30,265	26,890	31,291	25,318

Total other intangible assets not subject to amortization*	1,190		1,190

Total other intangible assets	$31,455	$26,890	$32,481	$25,318

* Total other intangible assets not subject to amortization primarily consist of trade names.

Amortization expense was $2,346, $2,474 and $2,622 for fiscal 2015, 2014 and 2013, respectively.  Estimated future amortization expense of intangible assets as of September 30, 2015 for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense

2016	$1,875
2017	1,064
2018	419
2019	11
2020	6

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of our fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  An entity has the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a discounted cash flow analysis ("step one").  Similarly, an entity has the option to use a step zero or a step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2014 and 2015, we chose to use a step one analysis for both goodwill impairment and for indefinite-lived intangible asset impairment.

We completed our annual impairment test during our fourth quarter of fiscal 2015 and concluded that no impairment existed.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

7. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	September 30,
	2015	2014

Auction rate securities (ARS)	$5,694	$5,895
Other long-term assets	3,595	3,043
Long-term contract asset	3,995	-
Other long-term investments	1,720	1,654
Total	$15,004	$10,592

We classify our ARS investments as held-to-maturity and have recorded them at cost.  Our ARS investments at September 30, 2015 consisted of two tax exempt municipal debt securities with a total par value of $5,694, both of which have maturities greater than ten years.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

The fair value of our ARS, determined using level 2 fair value inputs, was $5,182 as of September 30, 2015.  WWe have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity.  We believe the gross unrecognized loss of $512 is due to the illiquidity in the ARS market, rather than to credit loss.  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.  In November 2011, the municipality that issued one of our ARS filed for bankruptcy protection.  As a result of the approval of the municipality's reorganization plan, and our voting elections, we received  65% of the par value outstanding, or $2,113, during the quarter ended December 31, 2013, and we reversed the $234 temporary impairment that we previously recorded.

In the third quarter of fiscal 2015, we amended a supply contract with an existing supplier.  The amended agreement includes a fee of $4,500, which provides us the option to purchase certain raw materials beyond calendar 2016.  This fee was recorded as a long-term asset at its present value and is being amortized into cost of goods sold on a straight-line basis through December 31, 2019, the expiration date of the agreement.  See Note 17 for more information regarding this contract.

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months.  As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $1,720 representing the fair value of our SERP investments as of September 30, 2015.

8. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	September 30,
	2015	2014
Accrued compensation	$23,793	$16,980
Goods and services received, not yet invoiced	1,830	3,167
Deferred revenue and customer advances	538	1,223
Warranty accrual	209	246
Income taxes payable	4,276	5,448
Taxes, other than income taxes	975	1,182
Other	4,825	3,148
Total	$36,446	$31,394

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

Borrowings under the amended Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The current Applicable Rate for borrowings under the Credit Facilities is 1.50%, as amended, with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility. In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  As amended, the fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio. Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in arrangement fees, upfront fees and administration fees in February 2012 and we paid an additional $550 iin upfront fees and arrangement fees in June 2014, of which $410 remains in prepaid expenses and other current assets and  $1,075 remains in other long-term assets on our Consolidated Balance Sheet as of September 30, 2015.  We also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and certain of its domestic subsidiaries.

In the first quarter of fiscal 2015, we entered into interest rate swap agreements that have the economic effect of converting the interest rate on 50% of our debt from variable into fixed at a weighted average fixed rate of 1.50% plus the Applicable Rate defined above.  See Notes 3 and 10 for additional information on the interest rate swap agreements.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio will decrease to 2.75 to 1.00 from January 1, 2016 through the termination of the Credit Agreement.  As of September 30, 2015, our consolidated leverage ratio was 1.52 to 1.00 and our consolidated fixed charge coverage ratio was 5.54 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At September 30, 2015, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $164,063 as the loan bears a floating market rate of interest. As of September 30, 2015, $8,750 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of September 30, 2015, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
2016	$8,750
2017	7,656
2018	14,219
2019	133,438
Total	$164,063

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges – Interest Rate Swap Agreements
In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment of debt.  The notional value of the swaps was $82,031 as of September 30, 2015, and the swaps are scheduled to expire on June 27, 2019.

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

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of September 30, 2015 and September 30, 2014, respectively, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other international currencies were $1,034 and $4,695, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other international currencies were $18,690 and $18,425, respectively.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair value at September 30, 2015	Fair Value at September 30, 2014	Fair Value at September 30, 2015	Fair Value at September 30, 2014
Derivatives designated as hedging instruments
Interest rate swap contracts	Other noncurrent assets	$-	$-	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$885	$-
	Other long-term liabilities	$-	$-	$513	$-

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$14	$100	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$8	$270

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the fiscal years ended September 30, 2015, 2014 and 2013:

		Gain (Loss) Recognized in Statement of Income
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Statement of Income Location	September 30, 2015	September 30, 2014	September 30, 2014
Foreign exchange contracts	Other income (expense), net	$(1,674)	$(1,289)	$252

The interest rate swap agreements have been deemed to be effective since inception, so there has been no impact on our Consolidated Statement of Income.  We recorded a $901 unrealized loss, net of tax, in accumulated comprehensive income during the year ended September 30, 2015 for these interest rate swaps.  During the next 12 months, we expect approximately $901 to be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps as we expect the fixed interest rate on our interest rate swaps will be higher than the variable interest rate on our outstanding debt.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below summarizes the components of accummulated other comprehensive income (loss), net of tax for the years ended September 30, 2015, 2014, and 2013.

	Foreign Currency Translation	Cash Flow Hedges	Other Postretirement Liabilities	Marketable Securities	Total
Balance at September 30, 2012	$31,288	$-	$(671)	$(151)	$30,466
Foreign currency translation adjustment, net of tax of $(3,187)	(13,037)	-	-	-	(13,037)
Change in pension and other postretirement, net of tax of $0	-	-	7	-	7
Balance at September 30, 2013	18,251	-	(664)	(151)	17,436
Foreign currency translation adjustment, net of tax of $(1,597)	(8,136)	-		-	(8,136)
Unrealized gain (loss) on marketable securities	-	-	-	151	151
Change in pension and other postretirement, net of tax of $0	-	-	(196)	-	(196)
Balance at September 30, 2014	10,115	-	(860)	-	9,255
Foreign currency translation adjustment, net of tax of $(1,731)	(14,126)	-	-	-	(14,126)
Unrealized gain (loss) on cash flow hedges
Change in fair value, net of tax of $(833)	-	(1,511)	-	-	(1,511)
Reclassification adjustment into earnings, net of tax of $336	-	610	-	-	610
Change in pension and other postretirement, net of tax of $0	-	-	(318)	-	(318)
Balance at September 30, 2015	$(4,011)	$(901)	$(1,178)	$-	$(6,090)

The before tax amount reclassified from OCI to net income in fiscal 2015, related to our cash flow hedges, were recorded as interest expense on our Consolidated Statement of Income.  Amounts reclassified from OCI to net income, related to pension liabilities, were not material in fiscal years 2015, 2014 and 2013.

12. SHARE-BASED COMPENSATION PLANS

EQUITY INCENTIVE PLAN AND OMNIBUS INCENTIVE PLAN

In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (the "EIP"), as amended and restated September 23, 2008.  On March 6, 2012, our stockholders approved the 2012 Omnibus Incentive Plan (the "OIP"), which is the successor plan to the EIP.  As of such time, all share-based awards have been made from the OIP, and the EIP is no longer available for any awards.  The OIP is administered by the Compensation Committee of the Board of Directors and is intended to provide management with the flexibility to attract, retain and reward our employees, directors, consultants and advisors.  The OIP allows for the granting of six types of equity incentive awards: stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), performance-based awards and substitute awards.  The OIP also provides for cash incentive awards to be made.  Substitute awards under the OIP are those awards that, in connection with an acquisition, may be granted to employees, directors, consultants or advisors of the acquired company, in substitution for equity incentives held by them in the seller or the acquired company.  As of September 30, 2015, no SARs, performance awards, or substitute awards had been granted to date under either plan.  No awards of any type have been granted to date to consultants or advisors under either plan.  The OIP authorizes up to 4,934,444 shares of stock to be granted thereunder, including up to 2,030,952 shares of stock in the aggregate of awards other than options or SARs, and up to 2,538,690 incentive stock options.  The 4,934,444 shares of stock represents 2,901,360 shares of newly authorized shares and 2,033,084 shares previously available under the EIP.  In addition, shares that become available from awards under the EIP and the OIP because of events such as forfeitures, cancellations or expirations, or because shares subject to an award are withheld to satisfy tax withholding obligations, will also be available for issuance under the OIP.  Shares issued under our share-based compensation plans are issued from new shares rather than from treasury shares.

Non-qualified stock options issued under the OIP, as they were under the EIP, are generally time-based and provide for a ten-year term,with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the award date.  Non-qualified stock options granted to non-employee directors on an annual basis vest 100 % on the first anniversary of the award date. Compensation expense related to our stock option awards was $7,173, $6,947 and $6,878 in fiscal 2015, 2014 and 2013, respectively.  For additional information on our accounting for share-based compensation, see Note 2.  Under the OIP, as under the EIP, employees may also be granted ISOs to purchase common stock at not less than the fair value on the date of the grant.  As of September 30, 2015, no ISOs had been granted to date under either plan.

Under the OIP, as under the EIP, employees and non-employees may be awarded shares of restricted stock or restricted stock units, which generally vest over a four-year period, with first vesting on the anniversary of the grant date.  Restricted stock units granted to non-employee directors on an annual basis vest 100 % on the first anniversary of the award date.  In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered.  Holders of restricted stock, and restricted stock units, if specified in the award agreements, have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions, although the current holders of restricted stock units do not have such rights.  Restricted shares under the OIP, as under the EIP, also may be purchased and placed "on deposit" by executive officers pursuant to the 2001 Deposit Share Program.  Shares purchased under this Deposit Share Program receive a 50 % match in restricted shares ("Award Shares").  These Award Shares vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares.  Compensation expense related to our restricted stock and restricted stock unit awards and restricted shares matched at 50 % pursuant to the Deposit Share Program was $8,491, $6,320 and $5,793 for fiscal 2015, 2014 and 2013, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In March 2008, our stockholders approved our 2007 Cabot Microelectronics Employee Stock Purchase Plan (the "ESPP"), which amended the ESPP for the primary purpose of increasing the authorized shares of common stock to be purchased under the ESPP from 475,000 designated shares to 975,000 shares.  As of September 30, 2015, a total of 582,588 shares are available for purchase under the ESPP.  The ESPP allows all full-time, and certain part-time, employees of our Company and its subsidiaries to purchase shares of our common stock through payroll deductions.  Employees can elect to have up to 10 % of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase and a maximum dollar expenditure in any six-month offering period, and certain other criteria.  The provisions of the ESPP allow shares to be purchased at a price no less than the lower of 85 % of the closing price at the beginning or end of each semi-annual stock purchase period.  A total of 65,735, 81,700, and 84,602 shares were issued under the ESPP during fiscal 2015, 2014 and 2013, respectively.  Compensation expense related to the ESPP was $686, $680 and $584 in fiscal 2015, 2014 and 2013, respectively.

DIRECTORS' DEFERRED COMPENSATION PLAN

The Directors' Deferred Compensation Plan (DDCP), as amended and restated September 23, 2008, became effective in March 2001 and applies only to our non-employee directors.  The cumulative number of shares deferred under the plan was 63,979 and 76,633 as of September 30, 2015 and 2014, respectively.  Compensation expense related to the DDCP was $95 for each of fiscal 2015, 2014 and 2013.

ACCOUNTING FOR SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, and is revised from time-to-time when actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our share-based awards, as shown below, was estimated using the Black-Scholes model with the following weighted-average assumptions, excluding the effect of our leveraged recapitalization:

	Year Ended September 30,
	2015	2014	2013
Stock Options
Weighted-average grant date fair value	$16.99	$15.78	$12.13
Expected term (in years)	6.30	6.40	6.37
Expected volatility	33%	32%	36%
Risk-free rate of return	1.9%	1.9%	0.9%
Dividend yield	-	-	-

ESPP
Weighted-average grant date fair value	$10.17	$9.11	$7.41
Expected term (in years)	0.50	0.50	0.50
Expected volatility	24%	25%	25%
Risk-free rate of return	0.1%	0.1%	0.1%
Dividend yield	-	-	-

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

SHARE-BASED COMPENSATION EXPENSE

Total share-based compensation expense for the years ended September 30, 2015, 2014 and 2013, is as follows:

	Year Ended September 30,
Income statement classifications:	2015	2014	2013
Cost of goods sold	$1,912	$1,866	$1,707
Research, development and technical	1,596	1,475	1,301
Selling and marketing	1,075	1,298	1,367
General and administrative	11,862	9,403	8,975
Tax benefit	(5,511)	(4,722)	(4,581)
Total share-based compensation expense, net of tax	$10,934	$9,320	$8,769

Our non-employee directors received annual equity awards in March 2015, pursuant to the OIP.  The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company's bylaws.   Six of the Company's non-employee directors had completed at least two full terms of service as of the date of the March 2015 award.   Consequently, the requisite service period for the award had already been satisfied and we recorded the fair value of $1,308 of the awards to these six directors to share-based compensation expense in the fiscal quarter ended March 31, 2015 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other non-employee directors who received annual equity awards in fiscal 2015.

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

A summary of stock option activity under the EIP and OIP as of September 30, 2015, and changes during fiscal 2015 are presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2014	3,272,898	$29.04
Granted	397,528	47.00
Exercised	(1,324,646)	25.05
Forfeited or canceled	(185,987)	39.41
Outstanding at September 30, 2015	2,159,793	$33.90	6.5	$15,376

Exercisable at September 30, 2015	1,256,818	$28.95	5.4	$12,995

Expected to vest after September 30, 2015	901,535	$40.77	8.1	$2,381

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., for all in-the-money stock options, the difference between our closing stock price of $38.74 per share on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2015.  The total intrinsic value of options exercised was $31,546, $21,647 and $9,847 for fiscal 2015, 2014 and 2013, respectively.

The total cash received from options exercised was $33,177, $40,248 and $28,525 for fiscal 2015, 2014 and 2013, respectively.  The actual tax benefit realized for the tax deductions from options exercised was $10,569, $7,611 and $3,394 for fiscal 2015, 2014 and 2013, respectively.  The total fair value of stock options vested during fiscal years 2015, 2014 and 2013 was $7,005, $6,645 and $6,681, respectively. As of September 30, 2015, there was $9,566 of total unrecognized share-based compensation expense related to unvested stock options granted under the EIP and OIP.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

RESTRICTED STOCK AND RESTRICTED STOCK UNITS

A summary of the status of the restricted stock awards and restricted stock unit awards outstanding that were granted under the EIP and OIP as of September 30, 2015, and changes during fiscal 2015, are presented below:

	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value

Nonvested at September 30, 2014	398,099	$39.11
Granted	228,492	47.13
Vested	(180,417)	40.03
Forfeited	(63,678)	41.63
Nonvested at September 30, 2015	382,496	$43.05

As of September 30, 2015, there was $11,094 of total unrecognized share-based compensation expense related to unvested restricted stock awards and restricted stock units under the EIP and OIP.  That cost is expected to be recognized over a weighted-average period of 2.4 years.  The total fair value of restricted stock awards and restricted stock units vested during fiscal years 2015, 2014 and 2013 was $7,222, $5,916 and $5,457, respectively.

13. SAVINGS PLAN

Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the "401(k) Plan"), which is a qualified defined contribution plan, covering all eligible U.S. employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan.  Participants may make elective contributions of up to 60% oof their eligible compensation.  All amounts contributed by participants and earnings on these contributions are fully vested at all times.  The 401(k) Plan provides for matching and fixed non-elective contributions by the Company.  Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant's eligible compensation and 50% of the next 0.02 of the participant's eligible compensation that is contributed, subject to limitations required by government regulations.  Under the 401(k) Plan, all U.S. employees, even those who do not contribute to the 401(k) Plan, receive a contribution by the Company in an amount equal to four percent of eligible compensation, and thus are participants in the 401(k) Plan.  Participants are 100% vested in all Company contributions at all times.  The Company's expense for the 401(k) Plan totaled $4,111, $4,547 and $4,057 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

14. OTHER INCOME, NET

Other income (expense), net, consisted of the following:

	Year Ended September 30,
	2015	2014	2013

Interest income	$365	$194	$145
Other income (expense)	316	(54)	1,247
Total other income, net	$681	$140	$1,392

  The increase in other income was due to the reimbursement of overfunding of a foreign benefit plan, and higher interest income earned on higher cash and investment balances, partially offset by the negative impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency.  The decrease in other income from fiscal 2013 to fiscal 2014, was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses on forward foreign exchange contracts discussed in Note 10.

15.   STOCKHOLDERS' EQUITY

The following is a summary of our capital stock activity over the past three years:

	Number of Shares
	Common Stock	Treasury Stock
September 30, 2012	28,864,527	5,682,288
Exercise of stock options	1,071,750
Restricted stock under EIP, net of forfeitures	185,925
Restricted stock under Deposit Share Plan, net of forfeitures	6,773
Common stock under ESPP	84,602
Repurchases of common stock under share repurchase plans		1,144,836
Repurchases of common stock – other		39,551

September 30, 2013	30,213,577	6,866,675
Exercise of stock options	1,449,002
Restricted stock under EIP and OIP, net of forfeitures	176,026
Restricted stock under Deposit Share Plan, net of forfeitures	7,296
Common stock under ESPP	81,700
Repurchases of common stock under share repurchase plans		1,229,494
Repurchases of common stock – other		46,518

September 30, 2014	31,927,601	8,142,687
Exercise of stock options	1,324,646
Restricted stock under EIP and OIP, net of forfeitures	172,010
Restricted stock under Deposit Share Plan, net of forfeitures	(811)
Common stock under ESPP	65,735
Repurchases of common stock under share repurchase plans		851,245
Repurchases of common stock – other		47,746

September 30, 2015	33,489,181	9,041,678

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

SHARE REPURCHASES

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from $62,000 to $150,000.  Under this program, we repurchased 851,245 shares for $40,026 during fiscal 2015, 1,229,494 shares for $53,000 during fiscal 2014, and 1,144,836 shares for $40,000 during fiscal 2013. As of September 30, 2014, $84,975 remains available under our share repurchase program.  To date, we have funded share repurchases under our share repurchase program from our existing cash balance, and anticipate we will continue to do so.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company's discretion.  For additional information on share repurchases, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and the section titled "Liquidity and Capital Resources" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Separate from this share repurchase program, a total of 47,746 46,518 and 39,551 shares were purchased during fiscal 2015, 2014 and 2013, respectively, pursuant to the terms of our EIP and OIP as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

16. INCOME TAXES

Income before income taxes was as follows:

	Year Ended September 30,
	2015	2014	2013

Domestic	$15,305	$14,358	$40,045
Foreign	55,892	54,236	34,175
Total	$71,197	$68,594	$74,220

Taxes on income consisted of the following:

	Year Ended September 30,
	2015	2015	2013
U.S. federal and state:
Current	$6,496	$8,978	$18,060
Deferred	1,791	488	(3,494)
Total	$8,287	$9,466	$14,566

Foreign:
Current	$7,686	$9,565	$8,304
Deferred	(922)	(1,188)	(1,228)
Total	6,764	8,377	7,076
Total U.S. and foreign	$15,051	$17,843	$21,642

The provision for income taxes at our effective tax rate differed from the statutory rate as follows:

	Year Ended September 30,
	2015	2014	2013

Federal statutory rate	35.0%	35.0%	35.0%
U.S. benefits from research and experimentation activities	(2.2)	(0.6)	(2.0)
State taxes, net of federal effect	0.6	0.8	0.3
Foreign income at other than U.S. rates	(21.4)	(9.4)	(5.3)
Change in valuation allowance	0.0	0.0	1.4
Executive compensation	0.6	0.4	0.2
Share-based compensation	0.1	0.1	0.5
Adjustment of prior amounts	1.4	0.1	0.1
Taiwan Restructuring	7.2	-	-
Domestic production deduction	(1.3)	(0.3)	(0.2)
Other, net	1.1	(0.1)	(0.8)
Provision for income taxes	21.1%	26.0%	29.2%

In fiscal years 2013, 2014, and 2015, we elected to permanently reinvest the historical earnings of all of our foreign subsidiaries.  We have not provided for deferred taxes on approximately $122,625 of undistributed earnings of such subsidiaries.  These earnings could become subject to additional income tax if they are remitted as dividends to the U.S. parent company, loaned to the U.S. parent company, or upon sale of subsidiary stock.  Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The decrease in the effective tax rate was primarily due to higher taxable income in foreign jurisdictions with lower income tax rates, primarily Singapore, South Korea and Taiwan, and the reinstatement of the U.S. research and experimentation tax credit, retroactive to January 1, 2014, partially offset by income taxes incurred related to the restructuring of our operations in Taiwan.

The results of operations for the fiscal year ended September 30, 2015 include tax adjustments to correct prior period amounts, which we determined to be immaterial to the prior periods to which they related.  These adjustments, relating to the tax treatment of intercompany activities between certain of our foreign and U.S. operations, were recorded in fiscal 2015 and reduced full year net income by $868 and diluted earnings per share by approximately $0.04.

The Company was awarded a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there. This arrangement allows for a 0% tax in fiscal years 2013, 2014, and 2015, and a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017. This tax holiday reduced our fiscal 2015, 2014, and 2013 income tax provision by approximately $5,446, $3,770 and $467, respectively.  This tax holiday increased our fiscal 2015, 2014, and 2013 diluted earnings per share by approximately $0.22, $0.15, and $0.02, respectively.

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

The following table presents the changes in the balance of gross unrecognized tax benefits during the last three fiscal years:

Balance September 30, 2012	$283
Additions for tax positions relating to the current fiscal year	228
Additions for tax positions relating to prior fiscal years	247
Settlements with taxing authorities	-
Lapse of statute of limitations	-
Balance September 30, 2013	758
Additions for tax positions relating to the current fiscal year	59
Additions for tax positions relating to prior fiscal years	125
Settlements with taxing authorities	(207)
Lapse of statute of limitations	(34)
Balance September 30, 2014	701
Additions for tax positions relating to the current fiscal year	194
Additions for tax positions relating to prior fiscal years	1,400
Settlements with taxing authorities	(522)
Lapse of statute of limitations	-
Balance September 30, 2015	$1,773

The entire balance of unrecognized tax benefits shown above as of September 30, 2015 and 2014 would affect our effective tax rate if recognized.  We recognize interest and penalties related to uncertain tax positions as income tax expense in our financial statements.  Interest accrued on our Consolidated Balance Sheet was $47 and $42 at September 30, 2015 and 2014, respectively, and any interest and penalties charged to expense in fiscal years 2015, 2014 and 2013 was not material.

At September 30, 2015, the tax periods open to examination by the U.S. federal government included fiscal years 2013 through 2015.  We believe the tax periods open to examination by U.S. state and local governments include fiscal years 2012 through 2015 and the tax periods open to examination by foreign jurisdictions include fiscal years 2011 through 2015. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Significant components of net deferred tax assets and liabilities were as follows:

	September 30,
	2015	2014
Deferred tax assets:
Employee benefits	$4,061	$3,889
Inventory	3,271	3,385
Bad debt reserve	391	515
Share-based compensation expense	9,863	12,150
Net operating losses	556	641
Depreciation and amortization	1,263	267
Other	3,599	3,084
Valuation allowance	(3,079)	(2,912)
Total deferred tax assets	$19,925	$21,019

Deferred tax liabilities:
Translation adjustment	$55	$1,615
Other	339	1,040
Total deferred tax liabilities	$394	$2,655

As of September 30, 2015, the Company had foreign and state net operating loss carryforwards (NOLs) of $1,471 and $848, respectively, which will expire beginning in fiscal year 2017 through fiscal year 2035, for which we have recorded a $1,378 gross valuation allowance, all of which was attributable to foreign NOLs.  As of September 30, 2015, the Company had $2,497 in state tax credit carryforwards, for which we have recorded a $2,430 gross valuation allowance.  As of September 30, 2015, the Company had a capital loss carryforward of $2,849, for which we have recorded a full valuation allowance.

17. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during fiscal 2015 as follows:

Balance as of September 30, 2014	$246
Reserve for product warranty during the reporting period	608
Settlement of warranty	(645)
Balance as of September 30, 2015	$209

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

We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not experienced material costs as a result of such obligations and, as of September 30, 2015, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.

LEASE COMMITMENTS

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, all of which expire within six years from September 30, 2015, and may be renewed by us.  Rent expense under such arrangements during fiscal 2015, 2014 and 2013 totaled $2,195, $2,425 and $2,594, respectively.

Future minimum rental commitments under noncancelable leases as of September 30, 2015 are as follows:

Fiscal Year	Operating

2016	$1,708
2017	1,380
2018	795
2019	719
2020	719
Thereafter	3,191
$8,512

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, which had a termination date of December 31, 2016, which required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum.  This agreement was amended effective June 1, 2015 to, among other things, extend the term of the agreement through December 31, 2019, revise certain minimum purchase requirements through 2016, and provide us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1,500 in each of calendar years 2017, 2018 and 2019.  This fee is included in other long-term liabilities at its present value of $4,326 as of September 30, 2015.  As of September 30, 2015, purchase obligations include $23,237 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have unfunded defined benefit plans covering employees in certain foreign jurisdictions as required by local law.  Our plans in Japan, which represent the majority of our pension liability for such plans, had projected benefit obligations of $5,197 and $5,025 as of September 30, 2015 and 2014, respectively, and an accumulated benefit obligation of $3,941 and $3,782 as of September 30, 2015 and 2014, respectively.  Key assumptions used in the actuarial measurement of the Japan pension liability include weighted average discount rates of 1.25% and 1.50% at September 30, 2015 and 2014, respectively, and an expected rate of compensation increase of 2.00% at both September 30, 2015 and 2014. Total future Japan pension costs included in accumulated other comprehensive income are $1,076 and $860 at September 30, 2015 and 2014, respectively.

Our plans in Korea had defined benefit obligations of $1,155 and $849 as of September 30, 2015 and 2014.  Key assumptions used in the actuarial measurement of the Korea pension liability include weighted average discount rates of 4.00% and 4.25% at September 30, 2015 and 2014, respectively, and an expected rate of compensation increase of 4.50% at both September 30, 2015 and 2014.  Total future Korea pension costs included in accumulated other comprehensive income are $102 and $0 at September 30, 2015 and 2014, respectively.

Benefit costs for the combined plans were $962, $652 and $686 in fiscal years 2015, 2014 and 2013, respectively, consisting primarily of service costs, are recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statement of Income.  Estimated future benefit payments are as follows:

Fiscal Year	Amount
2016	172
2017	260
2018	210
2019	232
2020	352
2021 to 2025	2,188

18. EARNINGS PER SHARE

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

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Year Ended September 30,
	2015	2014	2013
Numerator:
Net income	$56,146	$50,751	$52,578
Less: income attributable to participating securities	(483)	(442)	(506)
Net income available to common shareholders	$55,663	$50,309	$52,072

Denominator:
Weighted-average common shares	24,039,692	23,704,024	22,924,056
(Denominator for basic calculation)
Weighted-average effect of dilutive securities:
Share-based compensation	592,123	906,884	836,010
Diluted weighted-average common shares	24,631,815	24,610,908	23,760,066
(Denominator for diluted calculation)

Earnings per share:
Basic	$2.32	$2.12	$2.27
Diluted	$2.26	$2.04	$2.19

For the twelve months ended September 30, 2015, 2014, and 2013, approximately 0.7 million, 0.5 million and 1.5 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

19.  FINANCIAL INFORMATION BY INDUSTRY SEGMENT, GEOGRAPHIC AREA AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.  Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped.  Financial information by geographic area was as follows:

	Year Ended September 30,
	2015	2014	2013
Revenue:
United States	$55,989	$51,036	$53,955
Asia	328,669	347,669	347,797
Europe	29,439	25,961	31,379
Total	$414,097	$424,666	$433,131
Property, plant and equipment, net:
United States	$43,239	$44,585	$47,436
Asia	50,504	56,236	64,546
Europe	-	-	3
Total	$93,743	$100,821	$111,985

The following table shows revenue from sales to customers in foreign countries that accounted for more than ten percent of our total revenue in fiscal 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
Revenue:
Taiwan	$124,460	$138,049	$133,273
South Korea	70,608	71,420	73,778
China	49,350	45,200	*
*  Denotes less than ten percent of total

The following table shows net property, plant and equipment in foreign countries that accounted for more than ten percent of our total net property, plant and equipment in fiscal 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
Property, plant and equipment, net:
Japan	$22,572	$27,110	$33,566
Taiwan	17,419	16,675	17,212
South Korea	9,658	11,564	12,591

The following table shows revenue generated by product area in fiscal 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
Revenue:
Tungsten slurries	$178,770	$162,148	$155,904
Dielectric slurries	96,386	118,079	123,180
Other Metals slurries	71,640	76,605	76,367
Polishing pads	32,048	33,824	32,996
Engineered Surface Finishes	21,534	16,160	23,999
Data storage slurries	13,719	17,850	20,685
Total	$414,097	$424,666	$433,131

20. SUBSEQUENT EVENT

On October 22, 2015, the Company completed the acquisition of 100% of NexPlanar Corporation (NexPlanar), which was a privately held, U.S. based company that specializes in the development, manufacture and sale of advanced CMP pad solutions for the semiconductor industry.  The purchase price of approximately $142,300 was paid in cash from our available cash balance.  A portion of the purchase price was deposited with an escrow agent to fund payment obligations with respect to post-closing purchase price adjustments and indemnification obligations.  This acquisition expands our polishing pad portfolio by adding a complementary pad technology.  Due to the timing of this acquisition, certain disclosures, including the preliminary allocation of the purchase price and proforma financial information, have been omitted from this Annual Report on Form 10-K as the accounting was incomplete as of the filing date.  These disclosures will be included in our filings with the SEC during fiscal 2016.

SELECTED QUARTERLY OPERATING RESULTS

The following table presents our unaudited financial information for the eight quarterly periods ended  September 30, 2015. This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods.  The results for any quarter are not necessarily indicative of results for any future period.

CABOT MICROELECTRONICS CORPORATION
SELECTED QUARTERLY OPERATING RESULTS
(Unaudited and in thousands, except per share amounts)

	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013

Revenue	$100,137	$97,168	$104,858	$111,934	$116,337	$108,358	$99,456	$100,515
Cost of goods sold	48,115	48,609	50,182	54,960	59,209	56,632	52,931	52,801

Gross profit	52,022	48,559	54,676	56,974	57,128	51,726	46,525	47,714

Operating expenses:
Research, development and technical	14,856	14,773	15,131	15,018	15,051	15,368	14,364	14,571
Selling and marketing	5,763	5,804	5,777	7,639	6,846	6,489	6,471	6,707
General and administrative	13,553	12,830	14,296	11,751	12,236	11,380	11,076	10,726
Total operating expenses	34,172	33,407	35,204	34,408	34,133	33,237	31,911	32,004

Operating income	17,850	15,152	19,472	22,566	22,995	18,489	14,614	15,710

Interest expense	1,494	1,065	1,059	906	807	832	843	872
Other income (expense), net	116	(160)	(332)	1,057	(448)	(132)	103	617

Income before income taxes	16,472	13,927	18,081	22,717	21,740	17,525	13,874	15,455
Provision for income taxes	3,939	4,041	4,270	2,801	5,694	4,223	3,779	4,147

Net income	$12,533	$9,886	$13,811	$19,916	$16,046	$13,302	$10,095	$11,308

Basic earnings per share	$0.51	$0.40	$0.57	$0.83	$0.67	$0.55	$0.42	$0.47

Weighted average basic shares outstanding	24,144	24,333	24,057	23,651	23,500	23,753	23,982	23,590

Diluted earnings per share	$0.50	$0.39	$0.55	$0.80	$0.65	$0.53	$0.40	$0.45

Weighted average diluted shares outstandin	24,583	24,813	24,693	24,486	24,334	24,613	24,897	24,623

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

In Fiscal 2013, in relation to the bankruptcy filing of Elpida Memory, Inc., and subsequent approved bankruptcy plan, we charged off an accounts receivable balance against its related allowance for doubtful accounts.  The following table sets forth activities in our allowance for doubtful accounts:

Allowance For Doubtful Accounts	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2015	$1,392	$(84)	$(84)	$1,224
September 30, 2014	1,532	(170)	30	1,392
September 30, 2013	4,757	173	(3,398)	1,532

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

Warranty Reserves	Balance At Beginning of Year	Reserve For Product Warranty During the Reporting Period	Adjustments To Pre-existing Warranty Reserve	Settlement of Warranty	Balance At End Of Year

Year ended:
September 30, 2015	$246	$608	$-	$(645)	$209
September 30, 2014	324	760	-	(838)	246
September 30, 2013	359	874	-	(909)	324

We have provided a valuation allowance on certain deferred tax assets. The following table sets forth activities in our valuation allowance:

Valuation Allowance	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2015	$2,912	$167	$-	$3,079
September 30, 2014	2,288	624	-	2,912
September 30, 2013	1,378	910	-	2,288

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

The Company's management assesses the effectiveness of its internal control over financial reporting on an annual basis.  In making this assessment, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Management acknowledges, however, that all internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance with respect to financial statement preparation and presentation.  In addition, the Company's independent registered public accounting firm evaluates the Company's internal control over financial reporting and performs such tests and other procedures as it deems necessary to reach and express an opinion on the fairness of the financial statements.

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

/s/ David H. Li

David H. Li
Chief Executive Officer

/s/ William S. Johnson

William S. Johnson
Chief Financial Officer

/s/ Thomas S. Roman

Thomas S. Roman
Principal Accounting Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), as of September 30, 2015.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that the Company's internal control over financial reporting was effective as of September 30, 2015.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee, and identification of an audit committee financial expert, is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Board Structure and Compensation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 8, 2016 (the "Proxy Statement").  In addition, for information with respect to the executive officers of our Company, see "Executive Officers" in Part I of this Form 10-K and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.  Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Shown below is information as of September 30, 2015, with respect to the shares of common stock that may be issued under Cabot Microelectronics' existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,299,496	(2)	$33.90	(2)	4,132,492	(3)

Equity compensation plans not approved by security holders	-		-		-

Total	2,299,496	(2)	$33.90	(2)	4,132,492	(3)

(1)
Equity Compensation plans consist of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP), as amended and restated September 23, 2008, our 2012 Omnibus Incentive Plan (OIP), and our Employee Stock Purchase Plan (ESPP).  As of March 6, 2012, all securities available for future issuance under the EIP were transferred to the OIP and the EIP is no longer available for any future awards.  All share amounts in the above table reflect the effect of the leveraged recapitalization with a special cash dividend.  See Note 12 of the Notes to the Consolidated Financial Statements for more information regarding our equity compensation plans.

(2)	Column (a) includes 63,979 shares that non-employee directors, who defer their compensation under our Directors' Deferred Compensation Plan, have the right to acquire pursuant thereto, and 75,724 shares that non-employee directors and non-U.S. employees have the right to acquire upon the vesting of the equivalent restricted stock units that they have been awarded under our equity incentive plans. Column (b) excludes both of these from the weighted-average exercise price.
(3)	Column (c) includes 582,588 shares available for future issuance under the ESPP.

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
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013
Consolidated Balance Sheets at September 30, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013
Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts

3.	Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

Exhibit Number	Description

2.1 (16)
Agreement and Plan of Merger, dated as of September 27, 2015, by and among NexPlanar Corporation, Cabot Microelectronics Corporation, Matrix Merger Co., and Shareholder Representative Services LLC solely in its capacity as representative.

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

10.67 (15)	Employment Offer Letter dated December 12, 2014 (William P. Noglows).
10.68 (15)	Employment Offer Letter dated December 12, 2014 (David H. Li).
21.1	Subsidiaries of Cabot Microelectronics Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(15) Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 6, 2015.

(16) Filed as an exhibit to, and incorporated by reference from the Registrant's Current Report on Form 8-K (No. 000-30205) filed with the Commission on September 28, 2015.

*     Management contract, or compensatory plan or arrangement.

**  Substantially similar change in control severance protection agreements have been entered into with William P. Noglows, David H. Li, H. Carol Bernstein, Yumiko Damashek, Richard Hui, William S. Johnson, Ananth Naman, Daniel J. Pike, Lisa A. Polezoes, Thomas S. Roman, and Daniel D. Woodland, with differences only in the amount of payments and benefits to be received by such persons.

***  Substantially similar deposit share agreements have been entered into with David H. Li, H. Carol Bernstein, William S. Johnson, Daniel J. Pike, Lisa A. Polezoes, and Thomas S. Roman with differences only in the amount of initial deposit made and deposit shares purchased by such persons.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CABOT MICROELECTRONICS CORPORATION

Date: November 18, 2015	/s/ DAVID H. Li
David H. Li
President and Chief Executive Officer
[Principal Executive Officer]

Date: November 18, 2015	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: November 18, 2015	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 18, 2015	/s/ WILLIAM P. NOGLOWS*
William P. Noglows
Executive Chairman of the Board
[Director]

Date: November 18, 2015	/s/ DAVID H. Li
David H. Li
President and Chief Executive Officer
[Director]

Date: November 18, 2015	/s/ ROBERT J. BIRGENEAU*
Robert J. Birgeneau
[Director]

Date: November 18, 2015	/s/ H. LAURANCE FULLER*
H. Laurance Fuller
[Director]

Date: November 18, 2015	/s/ RICHARD S. HILL*
Richard S. Hill
[Director]

Date: November 18, 2015	/s/ BARBARA A. KLEIN*
Barbara A. Klein
[Director]

Date: November 18, 2015	/s/ EDWARD J. MOONEY*
Edward J. Mooney
[Director]

Date: November 18, 2015	/s/ SUSAN M. WHITNEY*
Susan M. Whitney
[Director]

Date: November 18, 2015	/s/ GEOFFREY WILD*
Geoffrey Wild
[Director]

Date: November 18, 2015	/s/ STEVEN V. WILKINSON*
Steven V. Wilkinson
[Director]

Date: November 18, 2015	/s/ BAILING XIA*
Bailing Xia
[Director]

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.