Form 10-Q
period 2015-12-31
CABOT MICROELECTRONICS CORP
filed 2016-02-08
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

December 31, 2015
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

As of January 31, 2016, the Company had 24,195,725 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

Index

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2015	2014
Revenue	$100,369	$111,934

Cost of goods sold	50,174	54,960

Gross profit	50,195	56,974

Operating expenses:
Research, development and technical	14,828	15,018
Selling and marketing	6,749	7,639
General and administrative	14,263	11,751
Total operating expenses	35,840	34,408

Operating income	14,355	22,566

Interest expense	1,167	906

Other income, net	190	1,057
Income before income taxes	13,378	22,717

Provision for income taxes	2,069	2,801

Net income	$11,309	$19,916

Basic earnings per share	$0.46	$0.83

Weighted average basic shares outstanding	24,142	23,651

Diluted earnings per share	$0.46	$0.80

Weighted average diluted shares outstanding	24,549	24,486

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended December 31,
	2015	2014

Net income	$11,309	$19,916

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	197	(8,332)
Minimum pension liability adjustment	372	-
Net unrealized losses on cash flow hedges	559	(169)

Other comprehensive income (loss), net of tax	1,128	(8,501)

Comprehensive income	$12,437	$11,415

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$218,118	$354,190
Accounts receivable, less allowance for doubtful accounts of $1,231 at December 31, 2015, and $1,224 at September 30, 2015	54,998	49,405
Inventories, net	76,179	70,678
Prepaid expenses and other current assets	15,163	12,840
Deferred income taxes	-	7,395
Total current assets	364,458	494,508

Property, plant and equipment, net	101,537	93,743
Goodwill	95,703	40,442
Other intangible assets, net	63,757	4,565
Deferred income taxes	15,615	12,212
Other long-term assets	15,615	15,004
Total assets	$656,685	$660,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,802	$15,448
Accrued expenses, income taxes payable and other current liabilities	29,464	36,446
Current portion of long-term debt	8,750	8,750
Total current liabilities	52,016	60,644

Long-term debt, net of current portion	153,125	155,313
Deferred income taxes	64	76
Other long-term liabilities	15,368	15,477
Total liabilities	220,573	231,510

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 33,619,961 shares at December 31, 2015, and 33,489,181 shares at September 30, 2015	33	33
Capital in excess of par value of common stock	503,091	495,673
Retained earnings	295,397	284,088
Accumulated other comprehensive income	(4,962)	(6,090)
Treasury stock at cost, 9,342,227 shares at December 31, 2015, and 9,041,678 shares at September 30, 2015	(357,447)	(344,740)
Total stockholders' equity	436,112	428,964

Total liabilities and stockholders' equity	$656,685	$660,474

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$11,309	$19,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,033	4,731
Provision for doubtful accounts	20	(12)
Share-based compensation expense	4,467	3,407
Deferred income tax expense	1,509	3,531
Non-cash foreign exchange gain	(280)	(50)
(Gain)/loss on disposal of property, plant and equipment	37	(150)
Impairment of long-lived assets	79	-
Other	273	(105)
Changes in operating assets and liabilities:
Accounts receivable	(2,308)	(2,846)
Inventories	(2,860)	243
Prepaid expenses and other assets	(67)	(6,763)
Accounts payable	(2,801)	(906)
Accrued expenses, income taxes payable and other liabilities	(8,193)	656
Net cash provided by operating activities	7,218	21,652

Cash flows from investing activities:
Additions to property, plant and equipment	(5,120)	(2,527)
Proceeds from the sale of property, plant and equipment	17	160
Acquisition of business, net of cash acquired	(126,455)	-
Net cash used in investing activities	(131,558)	(2,367)

Cash flows from financing activities:
Repayment of long-term debt	(2,188)	(2,188)
Repurchases of common stock	(12,707)	(17,230)
Net proceeds from issuance of stock	2,622	11,424
Tax benefits associated with share-based compensation expense	424	1,886
Net cash used in financing activities	(11,849)	(6,108)

Effect of exchange rate changes on cash	117	(1,903)
Increase/(decrease) in cash and cash equivalents	(136,072)	11,274
Cash and cash equivalents at beginning of period	354,190	284,155
Cash and cash equivalents at end of period	$218,118	$295,429

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,886	$648

The accompanying notes are an integral part of these consolidated financial statements.

Index

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

      Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'' or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of advanced IC devices, thereby enabling our customers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we believe we can leverage our expertise in CMP consumables for the semiconductor industry to develop products for demanding polishing applications in other industries. For additional information, refer to Part 1, Item 1, "Business", in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited consolidated financial statements include all  adjustments, consisting of normal recurring adjustments and preliminary purchase accounting adjustments discussed in Note 2, necessary for the fair statement of Cabot Microelectronics' financial position as of December 31, 2015, cash flows for the three months ended December 31, 2015, and December 31, 2014, and results of operations for the three months ended December 31, 2015, and December 31, 2014.  The consolidated balance sheet as of September 30, 2015 was derived from audited financial statements, but does not contain all of the footnote disclosures from the annual financial statements.  The results of operations for the three months ended December 31, 2015 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2016.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of December 31, 2015.

2. BUSINESS COMBINATION

                      On October 22, 2015, the Company completed the acquisition of 100% of the outstanding stock of NexPlanar Corporation (NexPlanar), which was a privately held, U.S. based company that specializes in the development, manufacture and sale of advanced CMP pad solutions for the semiconductor industry.  We acquired NexPlanar to expand our polishing pad portfolio by adding a complementary pad technology for which we believe we can leverage our global infrastructure to better serve customers on a global basis, including offering performance-advantaged slurry and pad consumable sets.  We paid a total of $126,455, including total purchase consideration of 141,716, less cash acquired of $15,261.  In addition, we paid $605 in compensation expense related to certain unvested NexPlanar stock options settled in cash at the acquisition date.  We have included 100% of the NexPlanar revenue and earnings since October 22, 2015 in our Consolidated Statement of Income.  The net revenue and net loss included in our Consolidated Statement of Income for the three months ended December 31, 2015, attributable to NexPlanar, was $4,026 and $3,571, respectively.

Index

                      The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition:

Total purchase consideration	$141,716

Cash	$15,261
Accounts receivable	3,427
Inventories	2,768
Prepaid expenses and other current assets	1,712
Property, plant and equipment	6,296
Intangible assets	61,000
Deferred tax assets	19,642
Other long-term assets	1,458
Accounts payable	(1,057)
Accrued expenses and other current liabilities	(1,692)
Deferred tax liabilities	(22,289)
Total identifiable net assets	86,526
Goodwill	55,190
$141,716

The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The current fair values assigned to assets acquired and liabilities assumed are considered preliminary and are based on information available as of the date of filing of this Form 10-Q. We believe that the information provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed, but certain items, such as deferred income taxes, may be subject to change as additional information is received. We expect to finalize the purchase price allocation as soon as practicable, but not later than one-year from the acquisition date of October 22, 2015.

We use third-party valuation experts in the calculation of the fair values of identifiable assets and liabilities acquired.  The fair value of acquired property, plant and equipment is valued at its "value-in-use" as there are no known plans to dispose of any assets.  The fair value of acquired identifiable intangible assets was determined using the "income approach" on an individual asset basis.  The key assumptions used in the calculation of the discounted cash flows include projected revenues, gross margin, and operating expenses.  The valuations and the underlying assumptions have been deemed reasonable by Company management.  There are inherent uncertainties and management judgment required in these determinations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Preliminary	Useful
	Fair Value	Life
Trade name	$8,000	7 years
Customer relationships	8,000	11 years
Developed technology - product family A	25,000	7 years
Developed technology - product family B	8,000	8 years
In-process technology	12,000
Total preliminary intangible assets	$61,000

The trade name represents the estimated fair value of the brand and name recognition associated with the marketing of NexPlanar's product offerings.  Customer relationships represent the estimated fair value of the underlying relationships and agreements with NexPlanar customers.  Developed technology represents the estimated fair value of NexPlanar's knowledge regarding its product offerings.  In-process technology assets represent the fair value assigned to technology projects under development as of the acquisition date.  These intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects.  Upon successful completion of each project, we will make a determination of the appropriate useful life and the related amortization will be recorded as an expense over the estimated useful life based on the future expected cash flow stream.  The intangible assets subject to amortization have a weighted average useful life of 7.8 years.

Index

The excess of preliminary purchase consideration over the preliminary fair value of net assets acquired was recorded as goodwill, and is not expected to be deductible for income tax purposes.  The goodwill is primarily attributable to anticipated revenue growth from the combination of our and NexPlanar pad technologies, expected synergies from the combined operations, and the assembled workforce of NexPlanar.

NexPlanar's results of operations have been included in our unaudited consolidated statements of income and comprehensive income from the date of acquisition.  We incurred $816 in professional fees related to the acquisition, $526 of which were recorded as general and administrative expense during the fourth quarter of fiscal 2015, and $290 of which were recorded as general and administrative expense during the first quarter of fiscal 2016.  As previously discussed, we recorded $605 in compensation expense during the quarter ended December 31, 2015, related to the cash settlement of certain unvested NexPlanar stock options.  See Note 12 of this Form 10-Q for additional discussion of share-based compensation.

The following supplemental pro forma information summarizes the combined results of operations for Cabot Microelectronics and NexPlanar as if the acquisition had occurred on October 1, 2014.

	Three Months Ended December 31,
	2015	2014
Revenues	$101,776	$117,569
Net income	12,372	16,815
Earnings per share - basic	0.51	0.70
Earnings per share - diluted	$0.50	$0.68

The historical financial information has been adjusted to give effect to the pro forma adjustments, which consist of amortization expense associated with intangible assets, and the elimination of interest expense on NexPlanar debt repaid prior to the acquisition.  The proforma for the three months ended December 31, 2015 exclude the impact of $605 in compensation expense related to unvested NexPlanar stock options settled in cash, and $403 for the step-up of inventory as these items are assumed to have occurred during the quarter ended December 31, 2014 had the acquisition been completed on October 1, 2014.  The pro forma adjustments are based on information currently available.  Therefore, the pro forma consolidated results are not necessarily indicative of what the consolidated results actually would have been had the acquisition been completed on October 1, 2014.  The pro forma consolidated results do not purport to project future results of combined operations, nor do they reflect the expected realization of any revenue or cost synergies associated with the acquisition.

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

Index

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at December 31, 2015 and September 30, 2015.  See Note 8 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$218,118	$-	$-	$218,118
Other long-term investments	1,489	-	-	1,489
Derivative financial instruments	-	130	-	130
Total assets	$219,607	$130	$-	$219,737

Liabilities:
Derivative financial instruments	-	653	-	653
Total liabilities	$-	$653	$-	$653

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$354,190	$-	$-	$354,190
Other long-term investments	1,720	-		1,720
Derivative financial instruments	-	14	-	14
Total assets	$355,910	$14	$-	$355,924

Liabilities:
Derivative financial instruments	-	1,406	-	1,406
Total liabilities	$-	$1,406	$-	$1,406

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets. The other long-term investments are included in other long-term assets on our Consolidated Balance Sheet. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,489 in the first quarter of fiscal 2016 to reflect its fair value as of December 31, 2015.

In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  These interest rate swaps represent our primary use of derivative financial instruments.  The fair value of our derivative instruments is estimated using standard valuation models using market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  See Note 9 of this Form 10-Q for more information on our use of derivative financial instruments.

Index

4.	INVENTORIES, NET

Inventories, net consisted of the following:

	December 31, 2015	September 30, 2015

Raw materials	$48,412	$42,603
Work in process	4,919	5,487
Finished goods	22,848	22,588
Total	$76,179	$70,678

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $95,703 as of December 31, 2015, and $40,442 as of September 30, 2015.  The increase in goodwill was due to $55,190 in goodwill related to the acquisition of NexPlanar and $71 in foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	December 31, 2015		September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$41,060	$8,612	$8,053	$7,490
Acquired patents and licenses	8,270	7,922	8,270	7,845
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	27,412	9,641	11,392	9,005

Total other intangible assets subject to amortization	79,292	28,725	30,265	26,890

In-process technology	12,000		-
Other indefinite-lived intangibles*	1,190		1,190
Total other intangible assets not subject to amortization	13,190		1,190

Total other intangible assets	$92,482	$28,725	$31,455	$26,890

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.

As discussed in Note 2, we recorded $61,000 of intangible assets related to our acquisition of NexPlanar.  The allocation of that amount into the various categories of intangible assets, as well as the useful lives we have established, are discussed in Note 2.

Index
Amortization expense on our other intangible assets was $1,816 and $593 for the three months ended December 31, 2015 and 2014, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2016	$6,142
2017	7,508
2018	6,861
2019	6,453
2020	6,448

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  An entity has the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a discounted cash flow analysis ("step one").  Similarly, an entity has the option to use a step zero or a step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2015, we chose to use a step one analysis for both goodwill impairment and for indefinite-lived intangible asset impairment.

We completed our annual impairment test during our fourth quarter of fiscal 2015 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended December 31, 2015, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

6.	OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	December 31, 2015	September 30, 2015

Auction rate securities (ARS)	$5,694	$5,694
Other long-term assets	4,672	3,595
Long-term contract asset	3,760	3,995
Other long-term investments	1,489	1,720
Total	$15,615	$15,004

We classify our ARS investments as held-to-maturity and have recorded them at cost.  Our ARS investments at December 31, 2015 consisted of two tax exempt municipal debt securities with a total par value of $5,694, both of which have maturities greater than ten years.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

Index

The fair value of our ARS, determined using level 2 fair value inputs, was $5,132 as of December 31, 2015. We have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity. We believe the gross unrecognized loss of $562 is due to the illiquidity in the ARS market, rather than to credit loss.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.

In the third quarter of fiscal 2015, we amended a supply contract with an existing supplier. The amended agreement includes a fee of $4,500, which provides us the option to purchase certain raw materials beyond calendar 2016.  This fee was recorded as a long-term asset at its present value and is being amortized into cost of goods sold on a straight-line basis through December 31, 2019, the expiration date of the agreement.  See Note 10 for more information regarding this contract.

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months. As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $1,489 representing the fair value of our SERP investments as of December 31, 2015.

7.	ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31, 2015	September 30, 2015

Accrued compensation	$14,599	$23,793
Goods and services received, not yet invoiced	1,501	1,830
Deferred revenue and customer advances	636	538
Warranty accrual	411	209
Income taxes payable	7,186	4,276
Taxes, other than income taxes	1,211	975
Other accrued expenses	3,920	4,825
Total	$29,464	$36,446

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

Index

Borrowings under the amended Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The current Applicable Rate for borrowings under the Credit Facilities is 1.50% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  The fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio. Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter. We paid $2,658 in arrangement fees, upfront fees and administration fees in February 2012 and we paid an additional $550 in upfront fees and arrangement fees in June 2014, of which $403 remains in prepaid expenses and other current assets and $977 remains in other long-term assets on our Consolidated Balance Sheet as of December 31, 2015.  We also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and certain of its domestic subsidiaries.

In the first quarter of fiscal 2015, we entered into interest rate swap agreements that have the economic effect of converting 0.5 of our variable rate debt into fixed rate debt at a weighted average fixed rate of 1.5% plus the Applicable Rate defined above.  See Notes 3 and 9 for additional information on the interest rate swap agreements.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio decreased to 2.75 to 1.00 from January 1, 2016 through the expiration of the Credit Agreement.  As of December 31, 2015, our consolidated leverage ratio was 1.56 to 1.00 and our consolidated fixed charge coverage ratio was 4.97 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At December 31, 2015, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $161,875 as the loan bears a floating market rate of interest.  As of December 31, 2015, $8,750 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of December 31, 2015, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2016	$6,562
2017	7,656
2018	14,219
2019	133,438
Total	$161,875

Index

9. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to various market risks, including interest rates and foreign currency exchange rates.  We enter into various derivative transactions to mitigate the volatility associated with these exposures.  We have policies in place that define acceptable instrument types we may enter into and we have established controls to limit our market risk exposure.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value on a gross basis.

Cash Flow Hedges – Interest Rate Swap Agreements
In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment of debt.  The notional value of the swaps was $80,938 as of December 31, 2015, and the swaps are scheduled to expire on June 27, 2019.

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

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of December 31, 2015 and September 30, 2015, respectively, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other international currencies were $1,029 and $1,034, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other international currencies were $17,550 and $18,690, respectively.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2015
Derivatives designated as hedging instruments
Interest rate swap contracts	Other noncurrent assets	$114	$-	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$645	$885
	Other long-term liabilities	$-	$-	$-	$513

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$16	$14	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$8	$8

Index

The following table summarizes the effect of our derivative instruments on our Consolidated Statement of Income for the three months ended December 31, 2015 and 2014:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended
	Statement of Income Location	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income, net	$(186)	$(1,336)

The interest rate swap agreements were deemed to be effective since inception, so there was no impact on our Consolidated Statement of Income. We recorded a $559 unrealized loss in accumulated comprehensive income during the quarter ended December 31, 2015 for these interest rate swaps.  During the next 12 months, we expect approximately $650 may be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps based on projected rates of the LIBOR forward curve as of December 31, 2015.

10.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

Refer to Note 17 of "Notes to the Consolidated Financial Statements" in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve activity during the first three months of fiscal 2016 was as follows:

Balance as of September 30, 2015	$209
Reserve for product warranty during the reporting period	143
Reserve acquired through business combination	220
Settlement of warranty	(161)
Balance as of December 31, 2015	$411

Index

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have unfunded defined benefit plans covering employees in certain foreign jurisdictions as required by local law.  Benefit costs, consisting primarily of service costs, are recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statements of Income.  The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of the fiscal year.  Benefit payments under all such unfunded plans to be paid over the next 10 years are expected to be approximately $2,188.  For more information regarding these plans, refer to Note 17 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, which had a termination date of December 31, 2016, which required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum. This agreement was amended effective June 1, 2015 to, among other things, extend the term of the agreement through December 31, 2019, revise certain minimum purchase requirements through 2016, and provide us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1,500 in each of calendar years 2017, 2018 and 2019.  This fee is included in other long-term liabilities at its present value of $3,760 as of December 31, 2015.  As of December 31, 2015, purchase obligations include $17,095 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (AOCI), including the reclassification adjustments for items that are reclassified from AOCI to net income, are shown below:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2015	$(4,011)	$(901)	$(1,178)	$(6,090)
Foreign currency translation adjustment, net of tax of $187	197	-	-	197
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $211	-	383	-	383
Reclassification adjustment into earnings, net of tax of $97	-	176	-	176
Change in pension and other postretirement, net of tax of $372	-	-	372	372
Balance at December 31, 2015	$(3,814)	$(342)	$(806)	$(4,962)

Index

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2014	$10,115	$-	$(860)	$9,255
Foreign currency translation adjustment, net of tax of $(1,626)	(8,332)	-	-	(8,332)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of tax benefit of $0	-	(275)	-	(275)
Reclassification adjustment into earnings, net of tax of $0	-	106	-	106
Change in pension and other postretirement, net of tax of $0	-	-	-	-
Balance at December 31, 2014	$1,783	$(169)	$(860)	$754

The before tax amounts reclassified from OCI to net income during the three months ended December 31, 2015 and 2014, related to our cash flow hedges, were recorded as interest expense on our Consolidated Statement of Income.

12.	SHARE-BASED COMPENSATION PLANS

We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan (OIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP); and pursuant to the OIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  Prior to March 2012, when our stockholders approved the OIP, we issued share-based payments under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our ESPP, and, pursuant to the EIP, the DDCP and DSP.  For additional information regarding these programs, refer to Note 12 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are made from the OIP, and since then, the EIP is no longer available for any awards.

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock. We calculate the expected term of our stock options using historical stock option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement-eligible pursuant to their grants during the contractual term of the grant. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

Index

Share-based compensation expense for the three months ended December 31, 2015, and 2014, was as follows:

	Three Months Ended December 31,
	2015	2014

Cost of goods sold	$534	$498
Research, development and technical	418	415
Selling and marketing	404	320
General and administrative	3,716	2,174
Total share-based compensation expense	5,072	3,407
Tax benefit	(1,714)	(1,122)
Total share-based compensation expense, net of tax	$3,358	$2,285

As discussed in Note 2, during the quarter ended December 31, 2015, we recorded $605 in share-based compensation expense related to certain unvested NexPlanar incentive stock options (ISOs) settled in cash at the acquisition date.  This amount represents the portion of the fair value of the original awards related to the post-acquisition period had these awards not been settled in cash at the acquisition date.  U.S. GAAP prescribes that the portion of fair value of equity awards related to pre-acquisition service periods represents purchase consideration and the portion of fair value related to post-acquisition service periods represents compensation expense.  Since the post-acquisition service requirement was eliminated through the cash settlement, the compensation expense was recorded immediately following the acquisition date.  We also substituted certain NexPlanar ISOs with Cabot Microelectronics Corporation ISOs, preserving the intrinsic value, including the original vesting periods, of the original awards.  We accelerated the vesting on the substitute awards made to certain individuals based on the terms of their employment agreements and recorded $492 of share-based compensation expense related to this acceleration.  The total $1,097 of acquisition-related compensation is included in the table above as general and administrative expense.

As discussed in our Quarterly report on Form 10-Q for the quarter ended December 31, 2014, all unvested stock options and restricted stock held by our former President and Chief Executive Officer vested in full on December 31, 2015, in accordance with the terms of his employment letter with the Company dated December 12, 2014.  We applied the accounting guidance under Accounting Standards Codification (ASC) Topic 718 "Stock Compensation" to determine the additional share-based compensation expense to be recorded as part of the modification of the outstanding equity.  The original fair value of his unvested equity totaling $5,033 was recorded ratably between the date of modification and December 31, 2015, rather than recording the expense over the original vesting period.  During the quarter ended December 31, 2014, we recorded $378 in shared-based compensation expense related to this modification.

For additional information regarding the estimation of fair value, refer to Note 12 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Index

13.	OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended December 31,
	2015	2014

Interest income	$209	$103
Other income (expense)	(19)	954
Total other income, net	$190	$1,057

Other income (expense) primarily represents gains and losses recorded on transactions denominated in foreign currencies.  The decrease in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9.

14. INCOME TAXES

Our effective income tax rate was 15.5% for the three months ended December 31, 2015 compared to a 12.3% effective income tax rate for the three months ended December 31, 2014.  The increase in the effective tax rate during the first quarter of fiscal 2016 was primarily due to higher income tax expense on foreign earnings, including a reduction in the benefit available under our tax holiday in South Korea.  This was partially offset by the absence of income taxes incurred during the first quarter of fiscal 2015 related to the restructuring of our operations in Taiwan.

The Company is currently operating under a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This arrangement allows for a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017, following a 0% tax rate in fiscal years 2013, 2014 and 2015.  This tax holiday reduced our income tax provision by approximately $871 and $1,177 in the first quarter of fiscal 2016 and 2015, respectively.  This tax holiday increased our diluted earnings per share by approximately $0.04 and $0.05 during the first quarter of fiscal 2016 and 2015, respectively.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" (Topic 740).  The provisions of ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  We have elected the early adoption provision of this standard in the quarter ended December 31, 2015, and have prospectively classified all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet in accordance with this standard.  We have not retrospectively adjusted the deferred tax balances as of September 30, 2015.

15.	EARNINGS PER SHARE

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

Index

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended December,
	2015	2014
Numerator:
Net Income	$11,309	$19,916
Less: income attributable to participating securities	(127)	(231)
Earnings available to common shares	$11,182	$19,685

Denominator:
Weighted average common shares	24,141,726	23,651,405
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	407,039	834,197
Diluted weighted average common shares	24,548,765	24,485,602
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.46	$0.83

Diluted	$0.46	$0.80

For the three months ended December 31, 2015 and 2014, approximately 1.1 million and 0.1 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

16.	FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three months ended December 31, 2015, and 2014, was as follows:

	Three Months Ended December 31,
Revenue:	2015	2014
Tungsten slurries	$44,412	$45,144
Dielectric slurries	23,018	28,183
Other Metals slurries	16,358	19,897
Polishing pads	10,509	8,762
Engineered Surface Finishes	3,952	5,582
Data Storage slurries	2,120	4,366
Total revenue	$100,369	$111,934

Index

17. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to how revenue is reported and improves comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard is intended to enhance disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and improve guidance for multiple-element arrangements.  In August 2015, the FASB issued ASU No. 2015-14, "Deferral of Effective Date" (Topic 606).  This standard officially defers the effective date of ASU 2014-09 by one year.  ASU 2014-09 will be effective for us beginning October 1, 2018, and may be applied on a full retrospective or modified retrospective approach.  Adoption is not permitted prior to the original effective date of the ASU, which for us is October 1, 2017.  We are currently evaluating the impact of implementation of this standard on our financial statements.

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

       In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis" (Topic 810).  ASU 2015-02 amends the criteria for determining which entities are considered variable interest entities (VIEs), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model.  ASU 2015-02 will be effective for us beginning October 1, 2016.  We do not expect the implementation of this standard to have a material effect on our financial statements as we have no interests in any entities that may be considered VIEs.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30).  The provisions of ASU 2015-03 require an entity to present the debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction to the carry amount of that debt liability.  ASU 2015-03 will be effective for us beginning October 1, 2016, but early adoption is permitted.  The implementation of this standard will require us to reclassify our debt issuance costs from their asset position on our balance sheet to a liability position as an offset to the carrying amount of our outstanding debt.  We do not expect the implementation of this standard to have a material effect on our financial statements.

      In April 2015, the FASB issued ASU No. 2015-05, "Customer Accounting for Fees Paid in a Cloud Computing Arrangement" (Subtopic 350-40).  ASU 2015-05 provides guidance to entities on accounting for entering into a cloud computing arrangement with and without a software license.  If an arrangement includes a software license, then the purchaser should account for the software license element of the arrangement consistent with the treatment of other software licenses.  If an arrangement does not include a software license, it should be treated as a service contract.  ASU 2015-05 will be effective for us beginning October 1, 2016, but early adoption is permitted.  We are currently evaluating the impact of implementation of this standard on our financial statements.

Index

In July 2015, the FASB issued ASU No, 2015-11, "Simplifying the Measurement of Inventory" (Topic 330).  The provisions of ASU 2015-11 require an entity to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 will be effective for us beginning October 1, 2017 but early adoption is permitted.  We do not believe the adoption of this standard will have a material effect on our financial statements.

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

18. SUBSEQUENT EVENT

On January 7, 2016, we issued a press release announcing that our Board of Directors has authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on its common stock. Our Board of Directors declared an initial quarterly cash dividend of $0.18 per share, which would represent an annualized rate of $0.72 per share, or approximately $17,600 in the aggregate, based on our common share count as of January 31, 2016. The record date for the initial quarterly cash dividend is the close of business on March 17, 2016, and the payable date for the initial quarterly cash dividend is on or about April 15, 2016. The declaration and payment of future dividends is subject to the discretion and determination of the Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; growth or contraction of, and trends in, the industry and markets in which the Company participates; the Company's management;  various economic factors and international events, regulatory or legislative activity; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the Company's supply chain; natural disasters; the acquisition of or investment in other entities, including NexPlanar; uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason, based on a variety of factors; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the Company's current or future tax rate; the operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2016 OVERVIEW

On October 22, 2015, we completed our acquisition of 100% of the outstanding stock of NexPlanar Corporation (NexPlanar), which was a privately held, U.S. based company that specializes in the development, manufacture and sale of advanced CMP pad solutions for the semiconductor industry.  We acquired NexPlanar to expand our polishing pad portfolio and add a complementary pad technology for which we believe we can leverage our global infrastructure to better serve our customers, including offering performance-advantaged slurry and pad consumable sets.  We paid a purchase price of approximately $142.3 million from our available cash balance, including total purchase consideration of $141.7 million, plus $0.6 million in compensation expense related to certain unvested NexPlanar stock options settled in cash at the acquisition date pursuant to the acquisition agreement.  On the acquisition date, NexPlanar had a cash balance of $15.3 million.  See Note 2 of the Notes to the Consolidated Financial Statements of this Form 10-Q for more information regarding the acquisition.

On January 7, 2016, we announced that our Board of Directors had authorized the initiation of a dividend program under which the Company intends to pay quarterly cash dividends on its common stock.  Our Board of Directors declared an initial quarterly cash dividend of $0.18 per share, which would represent an annualized rate of $0.72 per share, or approximately $17.6 million in the aggregate based on our common share count as of January 31, 2016.  On January 7, 2016, we also announced that our Board of Directors authorized an increase in the Company's existing share repurchase program to $150.0 million, from the approximately $75.0 million that was available as of December 31, 2015.  The dividend and share repurchase programs, which can be suspended, modified or terminated at any time for any reason, are part of our balanced capital allocation strategy, including funding organic investments, dividends share repurchases and acquisitions in closely related areas.

Index

In our first quarter of fiscal 2016, we continued to see soft demand conditions in the semiconductor industry, which was consistent with what we described in late October, 2015 when we reported results for our fourth quarter of fiscal 2015.  Some industry reports and comments from other semiconductor industry participants suggest soft demand conditions will continue through our second fiscal quarter, with some potential strengthening in demand beginning in our third fiscal quarter.  Over the long-term, we continue to believe that semiconductor demand will continue to grow, fueled by demand for mobile internet devices (MIDs), as well as for electronics for automotive and industrial applications, accompanied by the continued scaling of semiconductor devices to smaller geometries and the introduction of more complex device architectures.  However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our first quarter of fiscal 2016 was $100.4 million, which represented a decrease of 10.3% from the first quarter of fiscal 2015.  This year-over-year decrease was primarily driven by continued soft demand conditions within the global semiconductor industry, continued soft demand for personal computers (PCs), and competitive dynamics within dielectrics and data storage applications.  Revenue from polishing pads increased 19.9% compared to the same quarter last year, and includes a partial quarter benefit of the NexPlanar acquisition; revenue from all other major product areas decreased.  The decrease in revenue also reflects a $1.4 million adverse impact of foreign exchange rate changes, primarily due to the weaker Korean won and Japanese yen versus the U.S. dollar.

Gross profit for our first quarter of fiscal 2016 expressed as a percentage of revenue was 50.0%, including a 160 basis point adverse impact of acquisition-related costs and NexPlanar amortization expense.  Gross profit was 50.9% for our first quarter of fiscal 2015.  Other factors affecting our gross profit were a favorable product mix, lower logistics costs, and lower costs related to raw material quality, partially offset by lower sales volume.  We continue to expect our gross profit percentage for full fiscal year 2016 to be in the range of 49% to 51%, including NexPlanar.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $35.8 million in our first quarter of fiscal 2016, compared to $34.4 million in the first quarter of fiscal 2015.  The increase in operating expenses from the comparable quarter of fiscal 2015 was primarily due to $2.1 million of acquisition-related costs and $0.4 million of NexPlanar amortization expense.  These were partially offset by the absence of previously disclosed costs associated with executive officer transitions that occurred in the first quarter of fiscal 2015, and lower staffing-related costs, including costs associated with our annual cash incentive program (now called our Short Term Incentive Plan, or STIP, and previously, our Annual Incentive Program, or AIP).  We are lowering our guidance range for our full year fiscal 2016 operating expenses to $141.0 million to $145.0 million, including NexPlanar, which is $2.0 million lower than our prior guidance range of $143.0 million to $147.0 million.

Diluted earnings per share for the first quarter of fiscal 2016 were $0.46; the acquisition-related costs and NexPlanar amortization expense adversely impacted our diluted earnings per share for the quarter by $0.10.  Diluted earnings per share in the same quarter last year were $0.80.  The year-over-year decrease was primarily due to lower revenue and costs related to the NexPlanar acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  There have been no material changes in our critical accounting estimates during the first three months of fiscal 2016.  See Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-Q for a discussion of new accounting pronouncements.

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2015, VERSUS THREE MONTHS ENDED DECEMBER 31, 2014

REVENUE

Revenue was $100.4 million for the three months ended December 31, 2015, which represented a 10.3%, or $11.6 million, decrease from the three months ended December 31, 2014.  The decrease in revenue was driven by a $13.3 million decrease due to lower sales volume, a $1.4 million decrease due to foreign exchange fluctuations, primarily the weakening of the Korean won and the Japanese yen versus the U.S. dollar, and a $1.2 million decrease due to price changes, partially offset by a $4.4 million increase due to product mix.  The decrease in sales volume was consistent with soft demand conditions seen in the global semiconductor industry, continued soft demand for PCs, and competitive dynamics within dielectrics and data storage applications, which we previously disclosed.  Revenue from our polishing pad products increased 19.9% from the same quarter of fiscal 2015, and included a partial quarter benefit of $4.0 million from our NexPlanar acquisition.  Revenue from all other major product areas decreased.

COST OF GOODS SOLD

Total cost of goods sold was $50.2 million for the three months ended December 31, 2015, which represented a decrease of 8.7%, or $4.8 million, from the three months ended December 31, 2014.  The decrease in cost of goods sold was primarily due to a $3.7 million decrease due to lower sales volume, a $1.3 million decrease due to lower logistics costs, a $1.3 million decrease due to foreign exchange fluctuations, and a $0.7 million decrease due to lower costs related to raw material quality.  These decreases in cost of goods sold were partially offset by a $1.9 million increase in fixed manufacturing costs, including $0.9 million of NexPlanar amortization expense and $0.7 million of acquisition-related costs.

Engineered abrasive particles are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see "Tabular Disclosure of Contractual Obligations" in this Form 10-Q as well as in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 50.0% for the three months ended December 31, 2015, compared to 50.9% for the three months ended December 31, 2014.  The decrease in gross profit as a percentage of revenue was primarily due to NexPlanar amortization expense on intangible assets and acquisition-related costs, and lower sales volume, partially offset by product mix, lower logistics costs, and lower costs related to raw material quality.

Index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $14.8 million for the three months ended December 31, 2015, which represented a decrease of 1.3%, or $0.2 million, from the three months ended December 31, 2014.  The decrease was primarily due to $0.4 million in lower staffing-related costs, including costs associated with our STIP, partially offset by $0.2 million in costs in respect of joint development arrangements.

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

SELLING AND MARKETING

Selling and marketing expenses were $6.7 million for the three months ended December 31, 2015, which represented a decrease of 11.7%, or $0.9 million, from the three months ended December 31, 2014.  The decrease was primarily due to $2.0 million in lower staffing-related costs, including $1.2 million in the severance costs related to departing executive officers recorded in the first quarter of fiscal 2015, partially offset by $0.4 million of NexPlanar amortization expense, $0.2 million in higher product sample costs, and $0.2 million in higher equipment-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $14.3 million for the three months ended December 31, 2015, which represented an increase of 21.4%, or $2.5 million, from the three months ended December 31, 2014.  The increase was primarily due to $1.8 million in acquisition-related costs, share-based compensation costs associated with the fiscal 2015 executive officer transition, and an increase of $0.4 million in certain foreign goods and services tax.

INTEREST EXPENSE

Interest expense was $1.2 million for the three months ended December 31, 2015, and increased from $0.9 million for the three months ended December 31, 2014.  The increase was primarily due to the higher interest rate on the portion of our outstanding debt on which we have fixed the interest rate via interest rate swaps versus the variable interest rate on the rest of our outstanding debt.

OTHER INCOME, NET

Other income was $0.2 million for the three months ended December 31, 2015, compared to $1.1 million during the three months ended December 31, 2014.  The decrease in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

Index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 15.5% for the three months ended December 31, 2015 compared to a 12.3% effective income tax rate for the three months ended December 31, 2014.  The increase in the effective tax rate during the first quarter of fiscal 2016 was primarily due to higher income tax expense on foreign earnings, including a reduction in the benefit available under our tax holiday in South Korea from 100% to 50% of the local statutory tax rate.  This was partially offset by the absence of income taxes incurred in the first quarter of fiscal 2015 related to the restructuring of our operations in Taiwan. We currently expect our effective tax rate for full year fiscal 2016 to be within the range of 18% to 21%.

NET INCOME

Net income was $11.3 million for the three months ended December 31, 2015, which represented a decrease of 43.2%, or $8.6 million, from the three months ended December 31, 2014.  The decrease was primarily due to lower revenue and $4.0 million in costs associated with the NexPlanar acquisition.

LIQUIDITY AND CAPITAL RESOURCES

We generated $7.2 million in cash flows from operating activities in the first three months of fiscal 2016, compared to $21.7 million in cash from operating activities in the first three months of fiscal 2014.  Our cash provided by operating activities in the first three months of fiscal 2016 represented $23.4 million in net income plus non-cash items and a $16.2 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flows from operating activities compared to the first three months of fiscal 2015 was primarily due to a significant decrease in net income and changes in the timing and amount of accrued expense payments, including payments related to our annual cash incentive bonus program.  The cash incentive payment related to our performance in fiscal 2015, which was made in the first quarter of fiscal 2016, was $6.4 million higher than the cash incentive payment, related to our performance in fiscal 2014, which was made in the first quarter of fiscal 2015.

In the first three months of fiscal 2016, cash flows used in investing activities were $131.6 million, representing $126.5 million for the NexPlanar acquisition, net of $15.2 million in cash acquired, and $5.1 million for purchases of property, plant and equipment.  In the first three months of fiscal 2015, cash flows used in investing activities were $2.4 million, representing $2.5 million for purchases of property, plant and equipment, partially offset by $0.1 million received from other investing activities.  We continue to expect our total capital expenditures in fiscal 2016 will be in the range of $15.0 million to $20.0 million, including NexPlanar.

In the first three months of fiscal 2016, cash flows used in financing activities were $11.8 million.  We used $10.0 million to repurchase common stock under our share repurchase program and $2.7 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $2.2 million to repay long-term debt.  We received $2.6 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP, and we received $0.4 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.  In the first three months of fiscal 2015, cash flows used in financing activities were $6.1 million.  We used $15.0 million to repurchase common stock under our share repurchase program and $2.2 million to repurchase common stock pursuant to the terms of our EIP and our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $2.2 million to repay long-term debt.  We received $11.4 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP, and we received $1.9 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.

Index

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million.  Under this program, we repurchased 237,615 shares for $10.0 million during the first quarter of fiscal 2016 and we repurchased 315,864 shares for $15.0 million during the first quarter of fiscal 2015.  As of December 31, 2015, approximately $75.0 million remained outstanding under our share repurchase program.  In January 2016, our Board of Directors authorized an increase in the amount available from $75.0 million to $150.0 million.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  The timing, manner, price and amounts of repurchases will be determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  During fiscal 2015 and in fiscal 2016, we entered into "10b5-1" stock purchase plan agreements with independent brokers, which expired or will expire at various times, to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

As discussed above in the "Overview", on January 7, 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock.  Our Board of Directors declared an initial quarterly cash dividend of $0.18 per share, which would represent an annualized rate of $0.72 per share, or approximately $17.6 million in the aggregate.  The record date for the initial quarterly cash dividend is the close of business on March 17, 2016, and the payable date for the initial quarterly cash dividend is on or about April 15, 2016.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  In June 2014, we entered into an amendment to the Credit Agreement (the "Amendment"), which provided for an additional $17.5 million in Term Loan commitments to bring the total commitments to the same level as the original amount under the Credit Agreement at its inception in 2012, an extension of the maturity date of the Credit Facilities to June 27, 2019, and changes to certain pricing and other terms of the agreement, including a relaxed consolidated leverage ratio financial covenant.  The Amendment also increased the uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, from $75.0 million to $100.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The additional Term Loan commitments were drawn on June 27, 2014, and the Revolving Credit Facility remains undrawn.  The Term Loan has $161.9 million outstanding as of December 31, 2015.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions and according to certain terms: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated leverage ratio of 3.00 to 1.00 through December 31, 2015 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.  The maximum consolidated leverage ratio decreased to 2.75 to 1.00 for the period from January 1, 2016 through the termination of the Credit Agreement.  As of December 31, 2015, our consolidated leverage ratio was 1.56 to 1.00 and our consolidated fixed charge coverage ratio was 4.97 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding the Credit Agreement.

Index

As of December 31, 2015, we had $218.1 million of cash and cash equivalents, $116.2 million of which was held in foreign subsidiaries in Japan, the Netherlands, Singapore, South Korea and Taiwan where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowing capacity under our Credit Facilities will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities, dividend payments, and share repurchases for the foreseeable future.  However, in order to further expand our business, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2015, and September 30, 2015, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$161.9	$8.8	$24.1	$129.0	$-
Interest expense and fees on long-term debt	12.2	4.1	6.6	1.5	-
Purchase obligations	34.6	31.7	1.8	1.1	-
Operating leases	11.1	2.6	3.3	2.2	3.0
Severance agreements	0.8	0.8	-	-	-
Other long-term liabilities	15.5	-	4.2	1.5	9.8
Total contractual obligations	$236.1	$48.0	$40.0	$135.3	$12.8

We have been operating under a multi-year supply agreement with Cabot Corporation, our former parent company which is not a related party, for the purchase of fumed silica, which became effective January 1, 2013 and had a termination date of December 31, 2016.  This agreement required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum.  This agreement was amended effective June 1, 2015 to, among other things, extend the term of the agreement through December 31, 2019, revise certain minimum purchase requirements through 2016, and provide us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1.5 million in each of calendar years 2017, 2018 and 2019.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities in calendar 2016.  Purchase obligations include an aggregate amount of $17.1 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The long-term fee is included in other long-term liabilities in the table above.

Index

      Interest payments on long-term debt reflect interest rates in effect at December 31, 2015.  The interest payments reflect variable LIBOR-based rates currently in effect on $80.9 million of our outstanding debt, and reflect fixed interest rates on $80.9 million of outstanding debt for which we have implemented interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding our long-term debt.

Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, for additional information regarding our contractual obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Japanese yen, the New Taiwan dollar and the Korean won.  Approximately 20% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which partially mitigates the exposure on the Consolidated Statement of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheet.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

The weakening of the Japanese yen against the U.S. dollar in fiscal 2015 and during the first quarter of fiscal 2016 adversely affected our revenue, but had a net favorable impact on our gross profit percentage, as our yen-denominated cost of goods sold was greater than our yen-denominated revenue.  The weakening of the yen accounted for an approximate 115 basis point increase in our gross profit percentage for fiscal 2015 compared to fiscal 2014, and an approximate 40 basis point increase in our gross profit percentage for the first quarter of fiscal 2016 compared to the same period of fiscal 2015.  To a lesser extent, we have also seen a favorable foreign exchange impact on our yen-denominated operating expenses.  The weakening of the yen and won has also had a significant impact on other comprehensive income on our Consolidated Balance Sheet.  During the fiscal year ended September 30, 2015, we recorded $8.1 million in currency translation losses, net of tax, that are included in other comprehensive income.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in yen when these asset and liability amounts are translated at month-end exchange rates.

Index

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of December 31, 2015, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At December 31, 2015, we had $161.9 million in long-term debt outstanding on our Term Loan.  In the first quarter of fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment to maintain a fixed rate of interest on half of our outstanding debt.  As of December 31, 2015, the fair value of this cash flow hedge is a liability of $0.5 million.  At December 31, 2015, we had $80.9 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At December 31, 2015, we owned two auction rate securities (ARS) with a total estimated fair value of $5.1 million and par value of $5.7 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Note 6 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We acquired NexPlanar Corporation (NexPlanar) on October 22, 2015.  Consequently, management will exclude NexPlanar from its assessment of internal control over financial reporting as of September 30, 2016.  Subsequent to the acquisition, we applied certain corporate-level controls to elements of NexPlanar's internal control over financial reporting.  We will report on our assessment of our combined operations within one year, as permitted by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  However, we may update our risk factors, including adding or deleting them, in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Semiconductor demand, in turn, is impacted by changes in consumer demand, since in recent years the industry has seen a significant shift in demand from semiconductor devices for personal computers, which now are largely enterprise-related, to those for mobile internet devices (MIDs), which are more consumer-oriented.  Historically, semiconductor demand has fluctuated significantly due to economic and industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate.  For example, during the second half of fiscal 2015, we experienced relatively soft demand conditions in the semiconductor industry, and these soft demand conditions continued through the first quarter of fiscal 2016.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

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

Some additional factors that affect demand for our products include: the types of electronic devices that are in demand, such as MIDs versus PCs; products that our customers may produce, such as logic IC devices versus memory devices or digital versus analog devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables; customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share gains and losses; and pricing changes by us and our competitors.

Index
WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF CMP SLURRIES AND PADS

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  We also continue to develop our business in CMP pads, and we acquired NexPlanar Corporation (NexPlanar), a supplier of advanced CMP pad solutions in the first quarter of fiscal 2016.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced rapid technological changes and advances in the design, manufacture, performance and application of IC devices, and our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce the costs and increase the yield in their manufacturing facilities.  We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through use of smaller quantities could render our products less important to the IC device manufacturing process.

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

During the three months ended December 31, 2015 and 2014, our five largest customers accounted for approximately 55% and 54% of our revenue, respectively.  During the three months ended December 31, 2015, Samsung and Taiwan Semiconductor Manufacturing Company (TSMC) were our largest customers accounting for approximately 16% and 15%, respectively, of our revenue.  During the three months ended December 31, 2014, TSMC and Samsung were our largest customers accounting for approximately 21% and 13%, respectively, of our revenue.  During full fiscal year 2015, our five largest customers accounted for approximately 58% of our revenue, with TSMC and Samsung accounting for approximately 18% and 15%, respectively.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86% of our revenue was generated by sales to customers outside of the United States for both the three months ended December 31, 2015 and full fiscal year ended September 30, 2015.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2015	-	-	-	$84,975
Nov. 1 through Nov. 30, 2015	148,398	$42.11	148,398	$78,725
Dec. 1 through Dec. 31, 2015	152,151	$42.44	89,217	$74,968
Total	300,549	$42.28	237,615	$74,968

In April 2014, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $62.0 million to $150.0 million.  Under this program, we repurchased 237,615 shares for $10.0 million during the first quarter of fiscal 2016.  As of December 31, 2015, $75.0 million remained outstanding under our share repurchase program.  In January 2016, our Board of Directors authorized another increase in the amount available from $75.0 million to $150.0 million.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Separate from this share repurchase program, a total of 62,934 shares were purchased during the first quarter of fiscal 2016 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.69	Cabot Microelectronics Corporation Short Term Incentive Program.

10.70	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (employees (including executive officers)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101. DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: February 8, 2016	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 8, 2016	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]