Form 10-Q
period 2016-03-31
CABOT MICROELECTRONICS CORP
filed 2016-05-06
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2016
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

As of April 30, 2016, the Company had 24,047,010 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

Index
PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenue	$99,244	$104,858	$199,613	$216,792

Cost of goods sold	52,348	50,182	102,522	105,142

Gross profit	46,896	54,676	97,091	111,650

Operating expenses:
Research, development and technical	14,934	15,131	29,762	30,149
Selling and marketing	6,668	5,777	13,417	13,416
General and administrative	12,990	14,296	27,253	26,047
Total operating expenses	34,592	35,204	70,432	69,612

Operating income	12,304	19,472	26,659	42,038

Interest expense	1,191	1,059	2,358	1,965

Other income (expense), net	452	(332)	642	725
Income before income taxes	11,565	18,081	24,943	40,798

Provision for income taxes	2,434	4,270	4,503	7,071

Net income	$9,131	$13,811	$20,440	$33,727

Basic earnings per share	$0.38	$0.57	$0.84	$1.40

Weighted average basic shares outstanding	24,061	24,057	24,070	23,845

Diluted earnings per share	$0.37	$0.55	$0.83	$1.36

Weighted average diluted shares outstanding	24,408	24,693	24,444	24,582

Dividends per share	$0.18	$-	$0.18	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net income	$9,131	$13,811	$20,440	$33,727

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,160	48	6,357	(8,284)
Minimum pension liability adjustment	(85)	-	287	-
Net unrealized gain (loss) on cash flow hedges	(651)	(443)	(92)	(612)

Other comprehensive income (loss), net of tax	5,424	(395)	6,552	(8,896)

Comprehensive income	$14,555	$13,416	$26,992	$24,831

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$226,388	$354,190
Accounts receivable, less allowance for doubtful accounts of $1,221 at March 31, 2016, and $1,224 at September 30, 2015	52,087	49,405
Inventories, net	76,325	70,678
Prepaid expenses and other current assets	16,716	12,840
Deferred income taxes	-	7,395
Total current assets	371,516	494,508

Property, plant and equipment, net	104,315	93,743
Goodwill	95,645	40,442
Other intangible assets, net	61,657	4,565
Deferred income taxes	16,617	12,212
Other long-term assets	14,836	15,004
Total assets	$664,586	$660,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,273	$15,448
Accrued expenses, income taxes payable and other current liabilities	34,455	36,446
Current portion of long-term debt	8,750	8,750
Total current liabilities	59,478	60,644

Long-term debt, net of current portion	150,938	155,313
Deferred income taxes	66	76
Other long-term liabilities	16,979	15,477
Total liabilities	227,461	231,510

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 33,743,615 shares at March 31, 2016, and 33,489,181 shares at September 30, 2015	34	33
Capital in excess of par value of common stock	509,052	495,673
Retained earnings	300,172	284,088
Accumulated other comprehensive income (loss)	462	(6,090)
Treasury stock at cost, 9,725,587 shares at March 31, 2016, and 9,041,678 shares at September 30, 2015	(372,595)	(344,740)
Total stockholders' equity	437,125	428,964

Total liabilities and stockholders' equity	$664,586	$660,474

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$20,440	$33,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,495	9,303
Provision for doubtful accounts	(14)	(40)
Share-based compensation expense	8,202	8,706
Deferred income tax expense	574	4,966
Non-cash foreign exchange (gain) loss	(288)	531
(Gain) loss on disposal of property, plant and equipment	158	(100)
Impairment of long lived assets	79	-
Other	(78)	(802)
Changes in operating assets and liabilities:
Accounts receivable	1,517	2,747
Inventories	(2,157)	(1,688)
Prepaid expenses and other assets	(796)	(11,480)
Accounts payable	93	1,374
Accrued expenses, income taxes payable and other liabilities	(7,589)	1,426
Net cash provided by operating activities	32,636	48,670

Cash flows from investing activities:
Additions to property, plant and equipment	(10,330)	(5,317)
Proceeds from the sale of property, plant and equipment	17	175
Acquisition of business, net of cash acquired	(126,525)	-
Net cash used in investing activities	(136,838)	(5,142)

Cash flows from financing activities:
Repayment of long-term debt	(4,375)	(4,375)
Repurchases of common stock	(27,855)	(27,236)
Net proceeds from issuance of stock	4,695	33,630
Tax benefits associated with share-based compensation expense	666	6,113
Net cash used in financing activities	(26,869)	8,132

Effect of exchange rate changes on cash	3,269	(2,164)
Increase (decrease) in cash and cash equivalents	(127,802)	49,496
Cash and cash equivalents at beginning of period	354,190	284,155
Cash and cash equivalents at end of period	$226,388	$333,651

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$868	$1,149

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited consolidated financial statements include all  adjustments, consisting of normal recurring adjustments and preliminary purchase accounting adjustments discussed in Note 2, necessary for the fair statement of Cabot Microelectronics' financial position as of March 31, 2016, cash flows for the three and six months ended March 31, 2016, and March 31, 2015, and results of operations for the three months and six months ended March 31, 2016, and March 31, 2015.  The consolidated balance sheet as of September 30, 2015 was derived from audited financial statements, but does not contain all of the footnote disclosures from the annual financial statements.  The results of operations for the three and six months ended March 31, 2016 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2016.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

  The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of March 31, 2016.

2. BUSINESS COMBINATION

  On October 22, 2015, the Company completed the acquisition of 100% of the outstanding stock of NexPlanar Corporation (NexPlanar), which was a privately held, U.S. based company that specialized in the development, manufacture and sale of advanced CMP pad solutions for the semiconductor industry.  We acquired NexPlanar to expand our polishing pad portfolio by adding a complementary pad technology for which we believe we can leverage our global infrastructure to better serve customers on a global basis, including offering performance-advantaged slurry and pad consumable sets.  We paid a total of $126,455, including total purchase consideration of 141,716, less cash acquired of $15,261. In addition, we paid $605 in compensation expense related to certain unvested NexPlanar stock options settled in cash at the acquisition date.  In the second quarter of fiscal 2016, we paid an additional $ 70 for a post closing adjustment. We have included 100% of the NexPlanar revenue and earnings since October 22, 2015 in our Consolidated Statement of Income.  The net revenue in our Consolidated Statement of Income for the three and six months ended March 31, 2016, attributable to NexPlanar, was $5,354 and $9,380, respectively. The net loss included in our Consolidated Statement of Income for the three and six months ended March 31, 2016, attributable to NexPlanar, was $2,004 and $4,302, respectively.

Index
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition:

Total purchase consideration	$141,786

Cash	$15,261
Accounts receivable	3,060
Inventories	2,768
Prepaid expenses and other current assets	1,712
Property, plant and equipment	6,901
Intangible assets	61,000
Deferred tax assets	20,203
Other long-term assets	1,458
Accounts payable	(1,057)
Accrued expenses and other current liabilities	(1,472)
Deferred tax liabilities	(22,453)
Total identifiable net assets	87,381
Goodwill	54,405
$141,786

The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The current fair values assigned to assets acquired and liabilities assumed are considered preliminary and are based on information available as of the date of the filing of this Form 10-Q. We believe that the information provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed, but certain items, such as deferred income taxes, may be subject to change as additional information is received. We expect to finalize the purchase price allocation as soon as practicable, but not later than one-year from the acquisition date of October 22, 2015.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, "Simplifying the Accounting for Measurement Period Adjustments" (Topic 805) (ASU 2015-16). The provisions of ASU 2015-16 require an acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. We have elected the early adoption provision of this standard in the quarter ended March 31, 2016. During the quarter ended March 31, 2016, certain adjustments were made to the fair value estimates of property, plant and equipment. In accordance with the provisions of ASU 2015-16, we recorded the effect on the fair value of the assets as if the change had been completed as of the acquisition date, and we recorded the change in depreciation expense, which was not material, in earnings during the quarter ended March 31, 2016.

The fair values of identifiable assets and liabilities acquired were developed with the assistance of third party valuation experts.  The fair value of acquired property, plant and equipment is valued at its "value-in-use" as there are no known plans to dispose of any assets.  The fair value of acquired identifiable intangible assets was determined using the "income approach" on an individual asset basis.  The key assumptions used in the calculation of the discounted cash flows include projected revenues, gross margin, and operating expenses.  The valuations and the underlying assumptions have been deemed reasonable by Company management.  There are inherent uncertainties and management judgment required in these determinations.

Index
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

The trade name represents the estimated fair value of the brand and name recognition associated with the marketing of NexPlanar's product offerings. Customer relationships represent the estimated fair value of the underlying relationships and agreements with NexPlanar customers. Developed technology represents the estimated fair value of NexPlanar's knowledge regarding its product offerings. In-process technology represents the fair value assigned to technology projects under development as of the acquisition date. The in-process technology assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, we will make a determination of the appropriate useful life and the related amortization will be recorded as an expense over the estimated useful life based on the future expected cash flow stream.  The intangible assets subject to amortization have a weighted average useful life of 7.8 years.

The excess of preliminary purchase consideration over the preliminary fair value of net assets acquired was recorded as goodwill, and is not deductible for income tax purposes.  The goodwill is primarily attributable to anticipated revenue growth from the combination of our and NexPlanar pad technologies, expected synergies from the combined operations, and the assembled workforce of NexPlanar.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues	$99,244	$110,758	$201,020	$228,327
Net income	9,131	12,201	21,503	29,016
Earnings per share - basic	0.38	0.50	0.89	1.20
Earnings per share - diluted	$0.37	$0.49	$0.87	$1.17

Index
The historical financial information has been adjusted to give effect to pro forma adjustments, which consist of amortization expense associated with intangible assets, and the elimination of interest expense on NexPlanar debt repaid prior to the acquisition.  The proforma for the six months ended March 31, 2016 exclude the impact of $605 in compensation expense related to unvested NexPlanar stock options settled in cash, and $403 for the step-up of inventory as these items are assumed to have occurred during the quarter ended December 31, 2014 had the acquisition been completed on October 1, 2014.  The pro forma adjustments are based on information currently available. Therefore, the pro forma consolidated results are not necessarily indicative of what the consolidated results actually would have been had the acquisition been completed on October 1, 2014. The pro forma consolidated results do not purport to project future results of combined operations, nor do they reflect the expected realization of any revenue or cost synergies associated with the acquisition.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at March 31, 2016 and September 30, 2015.  See Note 8 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.

March 31, 2016	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$226,388	$-	$-	$226,388
Other long-term investments	1,497	-	-	1,497
Derivative financial instruments	-	169	-	169
Total assets	$227,885	$169	$-	$228,054

Liabilities:
Derivative financial instruments	-	1,552	-	1,552
Total liabilities	$-	$1,552	$-	$1,552

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$354,190	$-	$-	$354,190
Other long-term investments	1,720	-		1,720
Derivative financial instruments	-	14	-	14
Total assets	$355,910	$14	$-	$355,924

Liabilities:
Derivative financial instruments	-	1,406	-	1,406
Total liabilities	$-	$1,406	$-	$1,406

Index
Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan, and these are included in other long-term assets on our Consolidated Balance Sheet. The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,497 in the second quarter of fiscal 2016 to reflect its fair value as of March 31, 2016.

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

4. INVENTORIES, NET

Inventories, net consisted of the following:

	March 31, 2016	September 30, 2015

Raw materials	$48,394	$42,603
Work in process	5,761	5,487
Finished goods	22,170	22,588
Total	$76,325	$70,678

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $95,645 as of March 31, 2016, and $40,442 as of September 30, 2015.  The increase in goodwill was due to $54,405 in goodwill related to the acquisition of NexPlanar and $798 in foreign exchange fluctuations of the New Taiwan dollar.

Index
The components of other intangible assets are as follows:

	March 31, 2016		September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$41,117	$10,010	$8,053	$7,490
Acquired patents and licenses	8,270	8,000	8,270	7,845
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	27,620	10,530	11,392	9,005

Total other intangible assets subject to amortization	79,557	31,090	30,265	26,890

In-process technology	12,000		-
Other indefinite-lived intangibles*	1,190		1,190
Total other intangible assets not subject to amortization	13,190		1,190

Total other intangible assets	$92,747	$31,090	$31,455	$26,890

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.

As discussed in Note 2, we recorded $61,000 of intangible assets related to our acquisition of NexPlanar.  The allocation of that amount into the various categories of intangible assets, as well as the useful lives we have established, are discussed in Note 2.

Amortization expense on our other intangible assets was $2,138 and $3,954 for the three and six months ended March 31, 2016 respectively, and was $582 and $1,175 for the three and six months ended and March 31, 2015, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:
Fiscal Year	Estimated Amortization Expense
Remainder of 2016	$4,024
2017	7,529
2018	6,870
2019	6,453
2020	6,448

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

We completed our annual impairment test during our fourth quarter of fiscal 2015 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended March 31, 2016, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

Index
6. OTHER LONG-TERM ASSETS

  Other long-term assets consisted of the following:

	March 31, 2016	September 30, 2015

Auction rate securities (ARS)	$5,694	$5,694
Other long-term assets	4,120	3,595
Long-term contract asset	3,525	3,995
Other long-term investments	1,497	1,720
Total	$14,836	$15,004

We classify our ARS investments as held-to-maturity and have recorded them at cost.  Our ARS investments at March 31, 2016 consisted of two tax exempt municipal debt securities with a total par value of $5,694, both of which have maturities greater than ten years.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

The fair value of our ARS, determined using level 2 fair value inputs, was $5,121 as of March 31, 2016. We have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity. We believe the gross unrecognized loss of $573 is due to the illiquidity in the ARS market, rather than to credit loss.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.

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

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months. As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $1,497 representing the fair value of our SERP investments as of March 31, 2016.

Index
7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31, 2016	September 30, 2015

Accrued compensation	$13,981	$23,793
Dividends payable	4,355	-
Goods and services received, not yet invoiced	2,394	1,830
Deferred revenue and customer advances	465	538
Warranty accrual	211	209
Income taxes payable	7,335	4,276
Taxes, other than income taxes	1,404	975
Other accrued expenses	4,310	4,825
Total	$34,455	$36,446

The dividends payable reflected in the table are excluded from the financing activities in the Consolidated Statement of Cash Flows as they were not paid as of March 31, 2016.

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

Index
  Borrowings under the amended Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The current Applicable Rate for borrowings under the Credit Facilities is 1.50% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  The fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio. Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter. We paid $2,658 in arrangement fees, upfront fees and administration fees in February 2012 and we paid an additional $550 in upfront fees and arrangement fees in June 2014, of which $397 remains in prepaid expenses and other current assets and $880 remains in other long-term assets on our Consolidated Balance Sheet as of March 31, 2016.  We also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and certain of its domestic subsidiaries.

In the first quarter of fiscal 2015, we entered into interest rate swap agreements that have the economic effect of converting fifty percent of our variable rate debt into fixed rate debt at a weighted average fixed rate of 1.5% plus the Applicable Rate defined above.  See Notes 3 and 9 for additional information on the interest rate swap agreements.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for the period January 1, 2016 through the expiration of the Credit Agreement.  As of March 31, 2016, our consolidated leverage ratio was 1.61 to 1.00 and our consolidated fixed charge coverage ratio was 4.46 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At March 31, 2016, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $159,688 as the loan bears a floating market rate of interest.  As of March 31, 2016, $8,750 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of March 31, 2016, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2016	$4,375
2017	7,656
2018	14,219
2019	133,438
Total	$159,688

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

Cash Flow Hedges – Interest Rate Swap Agreements
In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment of debt. The notional value of the swaps was $79,844 as of March 31, 2016, and the swaps are scheduled to expire on June 27, 2019.

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

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of March 31, 2016 and September 30, 2015, respectively, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other international currencies were $1,098 and $1,034, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other international currencies were $19,050 and $18,690, respectively.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Balance Sheet Location		March 31, 2016	September 30, 2015	March 31, 2016	September 30, 2015
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued expenses and other current liabilities	$-	$-	$716	$885
Other long-term liabilities		$-	$-	$824	$513

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$169	$14	$-	$-
Accrued expenses and other current liabilities		$-	$-	$12	$8

Index
The following table summarizes the effect of our derivative instruments on our Consolidated Statement of Income for the three and six months ended March 31, 2016 and 2015:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Six Months Ended
Statement of Income Location		March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$698	$(344)	$512	$(1,680)

  The interest rate swap agreements were deemed to be effective since inception, so there was no impact on our Consolidated Statement of Income. We recorded a $92 unrealized loss in accumulated comprehensive income during the six months ended March 31, 2016 for these interest rate swaps.  During the next 12 months, we expect approximately $734 may be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps based on projected rates of the LIBOR forward curve as of March 31, 2016.

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances. Additions and deductions to the warranty reserve are recorded in cost of goods sold. Our warranty reserve activity during the first six months of fiscal 2016 was as follows:

Balance as of September 30, 2015	$209
Reserve for product warranty during the reporting period	312
Settlement of warranty	(310)
Balance as of March 31, 2016	$211

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

Index
PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, which had a termination date of December 31, 2016, which required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum. This agreement was amended effective June 1, 2015 to, among other things, extend the term of the agreement through December 31, 2019, revise certain minimum purchase requirements through 2016, and provide us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1,500 in each of calendar years 2017, 2018 and 2019.  This fee is included in other long-term liabilities at its present value of $3,525 as of March 31, 2016.  As of March 31, 2016, purchase obligations include $12,924 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (AOCI), including the reclassification adjustments for items that are reclassified from AOCI to net income, are shown below:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2015	$(4,011)	$(901)	$(1,178)	$(6,090)
Foreign currency translation adjustment, net of tax of $622	6,357	-	-	6,357
Unrealized loss on cash flow hedges:
Change in fair value, net of tax of $(71)	-	(127)	-	(127)
Reclassification adjustment into earnings, net of tax of $20	-	35	-	35
Change in pension and other postretirement liabilities, net of tax of $287	-	-	287	287
Balance at March 31, 2016	$2,346	$(993)	$(891)	$462

Index
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2014	$10,115	$-	$(860)	$9,255
Foreign currency translation adjustment, net of tax $(1,790)	(8,284)	-	-	(8,284)
Unrealized loss on cash flow hedges:
Change in fair value, net of tax of tax $(476)	-	(863)	-	(863)
Reclassification adjustment into earnings, net of tax of $138	-	251	-	251
Change in pension and other postretirement liabilities, net of tax of $ 0	-	-	-	-
Balance at March 31, 2015	$1,831	$(612)	$(860)	$359

The pretax amounts reclassified from OCI to net income during the six months ended March 31, 2016 and 2015, related to our cash flow hedges, were recorded as interest expense on our Consolidated Statement of Income.

12. SHARE-BASED COMPENSATION PLANS

We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan (OIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated September 23, 2013 (ESPP); and pursuant to the OIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  Prior to March 2012, when our stockholders approved the OIP, we issued share-based payments under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP), our ESPP, and, pursuant to the EIP, the DDCP and DSP.  For additional information regarding these programs, refer to Note 12 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are made from the OIP, and since then, the EIP no longer has been available for any awards.

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases. We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate. Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate. We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases. This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options; expected dividend yield and the risk-free interest rate. We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock. We calculate the expected term of our stock options using historical stock option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement-eligible pursuant to their grants during the contractual term of the grant. The expected dividend yield represents our annualized dividend in dollars divided by the stock price on the date of grant. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

Index
Share-based compensation expense for the three and six months ended March 31, 2016, and 2015, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Cost of goods sold	$535	$463	$1,069	$961
Research, development and technical	416	384	834	799
Selling and marketing	411	248	815	568
General and administrative	2,373	4,204	6,089	6,378
Total share-based compensation expense	3,735	5,299	8,807	8,706
Tax benefit	(1,274)	(1,842)	(2,988)	(2,964)
Total share-based compensation expense, net of tax	$2,461	$3,457	$5,819	$5,742

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

Our non-employee directors received annual equity awards in March 2016, pursuant to the OIP.  The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company's bylaws.  Five of the Company's non-employee directors had completed at least two full terms of service as of the date of the March 2016 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $879 of the awards to these five directors to share-based compensation expense in the fiscal quarter ended March 31, 2016 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other non-employee directors who received an annual equity award in March 2016.

As discussed in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, all unvested stock options and restricted stock held by our former President and Chief Executive Officer vested in full on December 31, 2015, in accordance with the terms of his employment letter with the Company dated December 12, 2014. We applied the accounting guidance under Accounting Standards Codification (ASC) Topic 718 "Stock Compensation" to determine the additional share-based compensation expense to be recorded as part of the modification of the outstanding equity.  The original fair value of his unvested equity totaling $5,033 was recorded ratably between the date of modification and December 31, 2015, rather than recording the expense over the original vesting period.  During the quarter ended December 31, 2014, we recorded $378 in share-based compensation expense related to this modification.

For additional information regarding the estimation of fair value, refer to Note 12 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Index
13.	OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Interest income	$178	$45	$387	$148
Other income (expense)	274	(377)	255	577
Total other income (expense), net	$452	$(332)	$642	$725

Other income (expense) primarily represents gains and losses recorded on transactions denominated in foreign currencies. The increase in other income during the three months ended March 31, 2016 was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9, and a cash supplier award received this quarter.

14. INCOME TAXES

Our effective income tax rate was 21.0% and 18.1% for the three and six months ended March 31, 2016, respectively, compared to a 23.6% and 17.3 % effective income tax rate for the three and six months ended March 31, 2015, respectively. The increase in the effective tax rate during the first six months of fiscal 2016 was primarily due to the change in mix of earnings between foreign and domestic, including a scheduled reduction in the benefit available under our tax holiday in South Korea, as discussed below. This was partially offset by the absence of income taxes incurred during the first quarter of fiscal 2015 related to the restructuring of our operations in Taiwan.

The Company is currently operating under a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This arrangement allows for a tax at 50% of the statutory rate in effect in South Korea for fiscal years 2016 and 2017, following a 0% tax rate in fiscal years 2013, 2014 and 2015. This tax holiday reduced our income tax provision by approximately $1,797 and $2,260 in the first six months of fiscal 2016 and 2015, respectively.  This tax holiday increased our diluted earnings per share by approximately $0.07 and $0.09 during the first six months of fiscal 2016 and 2015, respectively.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" (Topic 740).  The provisions of ASU 2015-17 require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position.  We elected the early adoption provision of this standard in the quarter ended December 31, 2015, and have prospectively classified all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet in accordance with this standard.  We have not retrospectively adjusted the deferred tax balances as of September 30, 2015.

15.	EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of unvested restricted stock awards that have a right to receive non-forfeitable dividends, which are considered participating securities as prescribed by the two-class method under ASC 260.  Diluted EPS is calculated in a similar manner, but the weighted-average number of common shares outstanding during the period is increased to include the weighted-average dilutive effect of "in-the-money" stock options and unvested restricted stock shares using the treasury stock method.

Index
The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Numerator:
Net Income	$9,131	$13,811	$20,440	33,727
Less: income attributable to participating securities	(41)	(183)	(160)	(330)
Earnings available to common shares	$9,090	$13,628	$20,280	33,397

Denominator:
Weighted average common shares	24,061,005	24,056,881	24,069,557	23,845,012
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	346,615	636,000	374,098	737,382
Diluted weighted average common shares	24,407,620	24,692,881	24,443,655	24,582,394
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.38	$0.57	$0.84	1.40

Diluted	$0.37	$0.55	$0.83	1.36

For the three and six months ended March 31, 2016 and 2015, approximately 1.2 million and 0.8 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

16. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and six months ended March 31, 2016, and 2015, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue:	2016	2015	2016	2015
Tungsten slurries	$43,885	$43,658	$88,297	$88,802
Dielectric slurries	23,679	23,882	46,697	52,065
Other Metals slurries	14,180	18,331	30,538	38,228
Polishing pads	11,943	8,841	22,452	17,603
Engineered Surface Finishes	3,743	6,212	7,695	11,794
Data Storage slurries	1,814	3,934	3,934	8,300
Total revenue	$99,244	$104,858	$199,613	$216,792

Index
17. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to how revenue is reported and improves comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard is intended to enhance disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and improve guidance for multiple-element arrangements.  In August 2015, the FASB issued ASU No. 2015-14, "Deferral of Effective Date" (Topic 606).  This standard officially defers the effective date of ASU 2014-09 by one year.  ASU 2014-09 will be effective for us beginning October 1, 2018, and may be applied on a full retrospective or modified retrospective approach.  Adoption is not permitted prior to the original effective date of the ASU, which for us is October 1, 2017.  In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" (Topic 606).  ASU 2016-08 provides clarification for the implementation guidance on principal versus agent considerations.  We are currently evaluating the impact of implementation of these standards on our financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30). The provisions of ASU 2015-03 require an entity to present the debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction to the carry amount of that debt liability. ASU 2015-03 will be effective for us beginning October 1, 2016, but early adoption is permitted. The implementation of this standard will require us to reclassify our debt issuance costs related to our term loan from their asset position on our balance sheet to a liability position as an offset to the carrying amount of our outstanding debt. We do not expect the implementation of this standard to have a material effect on our financial statements.

Index
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

In July 2015, the FASB issued ASU No, 2015-11, "Simplifying the Measurement of Inventory" (Topic 330). The provisions of ASU 2015-11 require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for us beginning October 1, 2017, but early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" (Subtopic 825-10). The provision of ASU 2016-01 requires equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation, to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 simplifies the impairment assessment of equity securities by permitting a qualitative assessment each reporting period, and makes changes to presentation and disclosure of certain classes of financial assets and liabilities. ASU 2016-01 will be effective for us beginning October 1, 2018, but early adoption is permitted. We are currently evaluating the impact of implementation of this standard on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842).  The provisions of ASU 2016-02 require a dual approach for lessee accounting under which a lessee would recognize a right-of-use asset and a corresponding lease liability.  Leases will be classified as either finance or operating leases.  For finance leases, a lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee will recognize a straight-line total lease expense.  The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements, to afford better understanding of an entity's leasing activities, including any significant judgments and estimates.  ASU 2016-01 will be effective for us beginning October 1, 2019, but early adoption is permitted.  We are currently evaluating the impact of implementation of this standard on our financial statements.

In March 2016, the FASB issued ASU No. 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships" (Topic 815). The provisions of ASU 2016-05 provide clarification that a change in a counterparty of a derivative instrument that has been designated as a hedging instrument does not require dedesignation of that hedging relationship, provided that all other hedge accounting criteria is met. ASU 2016-05 will be effective for us beginning October 1, 2018, but early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to the Equity Method of Accounting" (Topic 323). The provisions of ASU 2016-07 require equity method investors to add the cost of acquiring additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method prospectively as of the date the investment qualifies for the equity method of accounting. ASU 2016-05 will be effective for us beginning October 1, 2018, but early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our financial statements as we currently have no equity method investments.

Index
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share Based Payment Accounting" (Topic 718). The provisions of this standard involve several aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-07 will be effective for us beginning October 1, 2017, but early adoption is permitted. We are currently evaluating the impact of implementation of this standard on our financial statements.

Index
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forwardlooking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forwardlooking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forwardlooking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forwardlooking.  In particular, the statements herein regarding future sales and operating results; growth or contraction of, and trends in, the industry and markets in which the Company participates; the Company's management;  various economic factors and international events; regulatory or legislative activity; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the Company's supply chain; natural disasters; the acquisition of or investment in other entities, including NexPlanar Corporation (NexPlanar); uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason, based on a variety of factors; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the Company's current or future tax rate; the operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forwardlooking statements. Forwardlooking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. We assume no obligation to update this forwardlooking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, including the consolidated financial statements and related notes thereto.

SECOND QUARTER OF FISCAL 2016 OVERVIEW

Our results in the second quarter of fiscal 2016 reflect continued soft demand conditions within the semiconductor industry, consistent with what we described in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, and consistent with conditions we believe that other participants within the semiconductor industry have experienced.  Looking forward, some industry reports and comments from other semiconductor industry participants forecast potential strengthening in demand beginning in our third fiscal quarter, driven by inventory replenishments, and in preparation for new product launches.  We believe stronger semiconductor industry demand may lead to stronger demand for our consumables products in the second half of our fiscal year compared to the first half.  Over the long-term, we continue to believe that semiconductor demand will continue to grow, fueled by demand for mobile internet devices (MIDs), as well as for electronics for automotive and industrial applications, accompanied by the continued advancement of semiconductor technology, including the introduction of more complex device architectures.  However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our second fiscal quarter was $99.2 million, which represented a decrease of 5.4% from the second quarter of fiscal 2015, driven by soft semiconductor industry conditions, including continued soft demand for personal computers (PCs), and competitive dynamics within data storage applications.  Revenue from polishing pads increased 35.1% compared to the same quarter last year, including a full quarter benefit of our acquisition of NexPlanar Corporation (NexPlanar), which we completed on October 22, 2015.  The overall decrease in revenue also reflects a $1.1 million adverse impact of foreign exchange rate changes, primarily due to the weaker Korean won versus the U.S. dollar. Revenue for the six months ended March 31, 2016 was $199.6 million, including NexPlanar, which represented a decrease of 7.9% from the same period of fiscal 2015. The decrease reflects similar factors as noted in the quarter-over-quarter decrease, as well as competitive dynamics in certain dielectrics applications. The decrease in year-to-date revenue also reflects a $2.5 million adverse impact of foreign exchange rate changes, primarily due to the weaker Korean won and Japanese yen versus the U.S. dollar.

Index

Gross profit for our second quarter of fiscal 2016, expressed as a percentage of revenue, was 47.3%, including a 110 basis point adverse impact of NexPlanar amortization expense.  Gross profit was 52.1% for our second quarter of fiscal 2015.  Other factors affecting our gross profit compared to last year include lower sales volume and higher fixed manufacturing costs, including other NexPlanar costs, partially offset by lower costs associated with our annual cash incentive program (Short Term Incentive Program, or STIP, and previously, our Annual Incentive Program, or AIP). Our gross profit was 48.6% on a year-to-date basis, including a 140 basis point adverse impact of acquisition-related costs and NexPlanar amortization expense, which decreased from 51.5% during the same period of fiscal 2015. We continue to expect our gross profit percentage for full fiscal year 2016 to be in the range of 49% to 51%, including NexPlanar. However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $34.6 million in our second quarter of fiscal 2016, including $0.5 million of NexPlanar amortization expense, compared to $35.2 million in the second quarter of fiscal 2015.  The decrease in operating expenses from the comparable quarter of fiscal 2015 was primarily due to lower staffing-related costs, including costs associated with our STIP, and the absence of costs associated with last year's CEO transition, partially offset by NexPlanar costs.  On a year-to-date basis, operating expenses were $70.4 million, including $2.1 million of acquisition-related costs and $0.8 million of NexPlanar amortization expense, compared to $69.6 million during the same period of fiscal 2015. We are lowering our guidance range for our full year fiscal 2016 operating expenses to $139.0 million to $143.0 million, including NexPlanar, which is $2.0 million lower than our prior guidance range of $141.0 million to $145.0 million, and $4.0 million lower than our original guidance range.

Diluted earnings per share for the second quarter of fiscal 2016 were $0.37, including a $0.04 adverse impact of NexPlanar amortization expense, compared to $0.55 in the second quarter of fiscal 2015.  The year-over-year decrease was primarily due to lower revenue and lower gross profit.  Diluted earnings per share on a year-to-date basis in fiscal 2016 were $0.83, including a $0.15 adverse impact of acquisition-related costs and NexPlanar amortization expense, compared to $1.36 in the same period of fiscal 2015.  The year-to-date decrease was also primarily due to lower revenue and lower gross profit.

On January 7, 2016, we announced that our Board of Directors had authorized the initiation of a quarterly dividend program, and pursuant to it, declared our first quarterly cash dividend of $0.18 per share, or approximately $4.4 million, which we paid on April 15, 2016 to shareholders of record as of March 17, 2016.  On January 7, 2016, we also announced that our Board of Directors authorized an increase in the Company's existing share repurchase program to $150.0 million, from the approximately $75.0 million that was available as of December 31, 2015.  The dividend and share repurchase programs, which can be suspended, modified or terminated at any time for any reason, are part of our balanced capital allocation strategy, including funding organic investments, dividends, share repurchases, and acquisitions in closely related areas.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  There have been no material changes in our critical accounting estimates during the first six months of fiscal 2016. See Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-Q for a discussion of new accounting pronouncements.

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016, VERSUS THREE MONTHS ENDED MARCH 31, 2015

REVENUE

Revenue was $99.2 million for the three months ended March 31, 2016, which represented a 5.4%, or $5.6 million, decrease from the three months ended March 31, 2015. The decrease in revenue was driven by an $8.1 million decrease due to lower sales volume, a $1.1 million decrease due to foreign exchange fluctuations, primarily the weakening of the Korean won versus the U.S. dollar, and a $0.7 million decrease due to price changes, partially offset by a $4.3 million increase due to favorable product mix.  The decrease in sales volume was consistent with continued soft demand conditions seen in the global semiconductor industry, continued soft demand for PCs, and competitive dynamics within data storage applications.  Revenue from polishing pads increased 35.1% from the same quarter of fiscal 2015, and included $5.4 million from our NexPlanar acquisition, revenue from tungsten slurries increased slightly, and revenue from all other major product areas decreased.

COST OF GOODS SOLD

Total cost of goods sold was $52.3 million for the three months ended March 31, 2016, which represented an increase of 4.3%, or $2.2 million, from the three months ended March 31, 2015.  The increase in cost of goods sold was primarily due to $3.1 million in higher fixed manufacturing costs, including $1.1 million of NexPlanar amortization expense, partially offset by lower costs associated with our STIP, and a $2.6 million increase in cost of goods sold due to product mix, partially offset by a $2.2 million decrease due to lower sales volume.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 47.3% for the three months ended March 31, 2016, compared to 52.1% for the three months ended March 31, 2015.  The decrease in gross profit as a percentage of revenue was primarily due to lower sales volume and higher fixed manufacturing costs, including NexPlanar amortization expense and other NexPlanar fixed manufacturing costs, partially offset by lower costs associated with our STIP.

Index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $14.9 million for the three months ended March 31, 2016, which represented a decrease of 1.3%, or $0.2 million, from the three months ended March 31, 2015. The decrease was primarily due to $0.3 million in lower staffing-related costs, including costs associated with our STIP, and a $0.3 million decrease in clean room material costs, partially offset by $0.2 million in higher professional fees, including costs of joint development arrangements.

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

SELLING AND MARKETING

Selling and marketing expenses were $6.7 million for the three months ended March 31, 2016, which represented an increase of 15.4%, or $0.9 million, from the three months ended March 31, 2015. The increase was primarily due to $0.5 million of NexPlanar amortization expense, and $0.3 million in higher staffing-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $13.0 million for the three months ended March 31, 2016, which represented a decrease of 9.1%, or $1.3 million, from the three months ended March 31, 2015. The decrease was primarily due to $2.3 million in lower staffing-related costs, including share-based compensation costs associated with the fiscal 2015 executive officer transition and costs associated with our STIP, partially offset by $0.5 million in higher professional fees, and $0.3 million in higher information technology costs.

INTEREST EXPENSE

Interest expense was $1.2 million for the three months ended March 31, 2016, slightly higher than $1.1 million for the three months ended March 31, 2016.

OTHER INCOME (EXPENSE), NET

Other income was $0.5 million for the three months ended March 31, 2016, compared to $0.3 million of other expense during the three months ended March 31, 2015.  The increase in other income included the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

Index

PROVISION FOR INCOME TAXES

Our effective income tax rate was 21.0% for the three months ended March 31, 2016 compared to 23.6% for the three months ended March 31, 2015.  The decrease in the effective tax rate during the second quarter of fiscal 2016 was primarily due to the reinstatement of the U.S. research and experimentation tax credit in December 2015, partially offset by a change in mix of earnings between foreign and domestic, including a scheduled reduction in the benefit available under our tax holiday in South Korea from 100% to 50% of the statutory tax rate in effect in South Korea. We continue to expect our effective tax rate for full year fiscal 2016 to be within the range of 18% to 21%, including NexPlanar.

NET INCOME

Net income was $9.1 million for the three months ended March 31, 2016, which represented a decrease of 33.9%, or $4.7 million, from the three months ended March 31, 2015. The decrease was primarily due to lower revenue, a lower gross profit margin, and $1.5 million in NexPlanar amortization expense.

SIX MONTHS ENDED MARCH 31, 2016, VERSUS SIX MONTHS ENDED MARCH 31, 2015

REVENUE

Revenue was $199.6 million for the six months ended March 31, 2016, which represented a 7.9%, or $17.2 million, decrease from the six months ended March 31, 2015.  The decrease in revenue was driven by a $21.5 million decrease due to lower sales volume, a $2.5 million decrease due to foreign exchange fluctuations, primarily the weakening of the Korean won and Japanese yen versus the U.S. dollar, and a $1.8 million decrease due to price changes, partially offset by an $8.7 million increase due to favorable product mix.  The decrease in sales volume was consistent with continued soft demand conditions seen in the global semiconductor industry, continued soft demand for PCs, and competitive dynamics within dielectrics and data storage applications. Revenue from polishing pads increased 27.5% from the same period of fiscal 2015, and included $9.4 million from our NexPlanar acquisition.  Revenue from all other major product areas decreased.

COST OF GOODS SOLD

Total cost of goods sold was $102.5 million for the six months ended March 31, 2016, which represented a decrease of 2.5%, or $2.6 million, from the six months ended March 31, 2015.  The decrease in cost of goods sold was primarily due to a $5.8 million decrease due to lower sales volume, a $1.8 million decrease due to lower logistics costs, a $1.8 million decrease due to foreign exchange fluctuations, and a $0.9 million decrease due to lower costs related to raw material quality. These decreases were partially offset by a $5.0 million increase in fixed manufacturing costs, including $2.0 million of NexPlanar amortization expense and $0.7 million of acquisition-related costs, and $3.1 million due to product mix.

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.6% for the six months ended March 31, 2016, as compared to 51.5% for the six months ended March 31, 2015.  The decrease in gross profit as a percentage of revenue was primarily due to lower sales volume and higher fixed manufacturing costs, including NexPlanar amortization expense and other NexPlanar fixed manufacturing costs, partially offset by lower costs associated with STIP, lower logistics costs, and a higher-valued product mix.

Index

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $29.8 million for the six months ended March 31, 2016, which represented a decrease of 1.3%, or $0.4 million, from the six months ended March 31, 2015. The decrease was primarily due to $0.7 million in lower staffing-related costs, including costs associated with our STIP, and a $0.4 million decrease in clean room material costs, partially offset by $0.5 million in higher professional fees, including costs in respect of joint development arrangements.

SELLING AND MARKETING

Selling and marketing expenses were $13.4 million for the six months ended March 31, 2016, which was consistent with the six months ended March 31, 2015.  Staffing-related costs decreased $1.7 million from the comparable period of fiscal 2015, including the absence of $1.2 million in the severance costs related to departing executive officers recorded in the first quarter of fiscal 2015. This decrease was offset by $0.8 million of NexPlanar amortization expense, $0.4 million in higher product sample costs, and a $0.5 million increase in various other expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $27.3 million for the six months ended March 31, 2016, which represented an increase of 4.6%, or $1.2 million, from the six months ended March 31, 2015.  The increase was primarily due to $1.8 million in acquisition-related costs recorded in the first quarter of fiscal 2016, partially offset by $0.7 million in lower staffing-related costs, including lower costs associated with our STIP and lower costs associated with the fiscal 2015 executive officer transition.

INTEREST EXPENSE

Interest expense was $2.4 million for the six months ended March 31, 2016 and increased $0.4 million from the six months ended March 31, 2015. The increase was primarily due to the higher interest rate on the portion of our outstanding debt on which we have fixed the interest rate via interest rate swaps, implemented in the latter part of the first quarter of fiscal 2015, versus the variable interest rate on the rest of our outstanding debt.

OTHER INCOME (EXPENSE), NET

Other income was $0.6 million and $0.7 million for the six months ended March 31, 2016 and 2015, respectively.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 18.1% for the six months ended March 31, 2016 compared to 17.3% for the six months ended March 31, 2015.  The increase in the effective tax rate during the first six months of fiscal 2016 was primarily due to a change in the mix of earning between foreign and domestic, including the scheduled reduction in the benefit available under our tax holiday in South Korea from 100% to 50% of the statutory tax rate in effect in South Korea. This was partially offset by the absence of income taxes incurred in the first quarter of fiscal 2015 related to the restructuring of our operations in Taiwan.

NET INCOME

Net income was $20.4 million for the six months ended March 31, 2016 which represented a decrease of 39.4%, or $13.3 million, from the six months ended March 31, 2015. The decrease was primarily due to lower revenue, a lower gross profit margin, and $5.6 million in costs related to the NexPlanar acquisition.

Index

LIQUIDITY AND CAPITAL RESOURCES

We generated $32.6 million in cash flows from operating activities in the first six months of fiscal 2016, compared to $48.7 million in cash from operating activities in the first six months of fiscal 2015.  Our cash provided by operating activities in the first six months of fiscal 2016 represented $41.6 million in net income plus non-cash items and an $8.9 million decrease in cash flow due to a net increase in working capital. The decrease in cash flows from operating activities compared to the first six months of fiscal 2015 was primarily due to a significant decrease in net income and changes in the timing and amount of accrued expense payments, including payments related to our annual cash incentive bonus program. The cash payment made in the first quarter of fiscal 2016 pursuant to our STIP, related to our performance in fiscal 2015, was $6.4 million higher than the cash incentive payment made in the first quarter of fiscal 2015, related to our performance in fiscal 2014.

In the first six months of fiscal 2016, cash flows used in investing activities were $136.8 million, representing $126.5 million for the NexPlanar acquisition, net of $15.2 million in cash acquired, and $10.3 million for purchases of property, plant and equipment. In the first six months of fiscal 2015, cash flows used in investing activities were $5.1 million, representing $5.3 million for purchases of property, plant and equipment, partially offset by $0.2 million received from other investing activities. We currently expect our total capital expenditures in fiscal 2016 will be in the range of $17.0 million to $20.0 million, including NexPlanar.

In the first six months of fiscal 2016, cash flows used in financing activities were $26.9 million. We used $25.0 million to repurchase common stock under our share repurchase program and $2.9 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans. We also used $4.4 million to repay long-term debt. We received $4.7 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP and for the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), and we received $0.7 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans. In the first six months of fiscal 2015, cash flows provided by financing activities were $8.1 million. We received $33.6 million from the issuance of common stock related to the exercise of stock options granted under our EIP and our OIP and for the sale of shares to employees under our ESPP, and we received $6.1 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans. We used $25.0 million to repurchase common stock under our share repurchase program and $2.2 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans. We also used $4.4 million to repay long-term debt.

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million. Under this program, we repurchased 617,839 shares for $25.0 million during the first six months of fiscal 2016 and we repurchased 531,559 shares for $25.0 million during the first six months of fiscal 2015. As of March 31, 2016, approximately $135.0 million remained outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  During fiscal 2015 and in fiscal 2016, we entered into "10b5-1" stock purchase plan agreements with independent brokers, which expired or will expire at various times, to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

Index

As discussed above, on January 7, 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock.  Pursuant to this announcement, our Board of Directors declared our first quarterly cash dividend of $0.18 per share, or approximately $4.4 million, which we paid on April 15, 2016 to shareholders of record as of March 17, 2016.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  In June 2014, we entered into an amendment to the Credit Agreement (the "Amendment"), which provided for an additional $17.5 million in Term Loan commitments to bring the total commitments to the same level as the original amount under the Credit Agreement at its inception in 2012, an extension of the maturity date of the Credit Facilities to June 27, 2019, and changes to certain pricing and other terms of the agreement, including a relaxed consolidated leverage ratio financial covenant.  The Amendment also increased the uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, from $75.0 million to $100.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The additional Term Loan commitments were drawn on June 27, 2014, and the Revolving Credit Facility remains undrawn.  The Term Loan has $159.7 million outstanding as of March 31, 2016.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions and according to certain terms: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 through the expiration of the Credit Agreement.  As of March 31, 2016, our consolidated leverage ratio was 1.61 to 1.00 and our consolidated fixed charge coverage ratio was 4.46 to 1.00. The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding the Credit Agreement.

As of March 31, 2016, we had $226.4 million of cash and cash equivalents, $131.4 million of which was held in foreign subsidiaries in Japan, the Netherlands, Singapore, South Korea and Taiwan where we have elected to permanently reinvest earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowing capacity under our Credit Facilities will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities, dividend payments, and share repurchases for the foreseeable future.  However, in order to further grow our business, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2016, and September 30, 2015, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years

Long-term debt	$159.7	$8.8	$26.2	$124.7	$-
Interest expense and commitment fees on long-term debt	11.2	3.9	6.5	0.8	-
Purchase obligations	29.0	25.5	2.7	0.8	-
Operating leases	11.6	2.6	3.4	2.2	3.4
Severance agreements	0.6	0.6	-	-	-
Other long-term liabilities	16.3	1.5	4.3	-	10.5
Total contractual obligations	$228.4	$42.9	$43.1	$128.5	$13.9

We have been operating under a multi-year supply agreement with Cabot Corporation, our former parent company which is not a related party, for the purchase of fumed silica, which became effective January 1, 2013 and had a termination date of December 31, 2016.  This agreement required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum.  This agreement was amended effective June 1, 2015 to, among other things, extend the term of the agreement through December 31, 2019, revise certain minimum purchase requirements through 2016, and provide us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1.5 million in each of calendar years 2017, 2018 and 2019.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities in calendar 2016. Purchase obligations include an aggregate amount of $12.9 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica. The long-term fee is included in other long-term liabilities in the table above.

Interest payments on long-term debt reflect interest rates in effect at March 31, 2016.  The interest payments reflect variable LIBOR-based rates currently in effect on $79.8 million of our outstanding debt, and fixed interest rates on $79.8 million of outstanding debt for which we have implemented interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding our long-term debt.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations. Some of our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Japanese yen, the Korean won, and the New Taiwan dollar.  Approximately 20% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which partially mitigates the exposure on the Consolidated Statement of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheet.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

The weakening of the Japanese yen and Korean won against the U.S. dollar in fiscal 2016 adversely affected our revenue.  Additionally, the fluctuations of the yen, Korean won and New Taiwan dollar have had a significant impact on other comprehensive income on our Consolidated Balance Sheet. During the fiscal year ended September 30, 2015, we recorded $8.1 million in currency translation losses, net of tax, that are included in other comprehensive income. During the six months ended March 31, 2016, we recorded $6.4 million in currency translation gains, net of tax, that are included in other comprehensive income. These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in foreign currencies when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of March 31, 2016, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At March 31, 2016, we had $159.7 million in long-term debt outstanding on our Term Loan. In the first quarter of fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt. The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment to maintain a fixed rate of interest on half of our outstanding debt. As of March 31, 2016, the fair value of this cash flow hedge is a liability of $1.5 million. At March 31, 2016, we had $79.8 million of outstanding debt at a variable rate of interest. Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At March 31, 2016, we owned two auction rate securities (ARS) with a total estimated fair value of $5.1 million and par value of $5.7 million which were classified as other long-term assets on our Consolidated Balance Sheet. Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues. For more information on our ARS, see Note 6 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We acquired NexPlanar Corporation (NexPlanar) on October 22, 2015.  Subsequent to the acquisition, we applied certain corporate-level controls to elements of NexPlanar's internal control over financial reporting.  We will report on our assessment of our combined operations within one year of the acquisition, as permitted by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations, but will exclude NexPlanar from management's assessment of internal control over financial reporting as of September 30, 2016.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Historically, semiconductor demand has fluctuated significantly due to economic and industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate.  For example, during the second half of fiscal 2015, we experienced relatively soft demand conditions in the semiconductor industry, and these soft demand conditions continued through the second quarter of fiscal 2016.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

Adverse global economic and industry conditions could have other negative effects on our Company.  For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production process could be harmed if our suppliers cannot fulfill their obligations to us.  We also might have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

Some additional factors that affect demand for our products include: the types of electronic devices that are in demand, such as mobile internet devices (MIDs) versus PCs; products that our customers may produce, such as logic IC devices versus memory devices or digital versus analog devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables; customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share gains and losses; and pricing changes by us and our competitors.

Index
WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF CMP SLURRIES AND PADS

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  We also continue to develop our business in CMP pads, and we acquired NexPlanar Corporation (NexPlanar), a supplier of advanced CMP pad solutions in the first quarter of fiscal 2016. Our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry has experienced technological changes and advances in the design, manufacture, performance and application of IC devices. Our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce costs, increase the yield in their manufacturing facilities, and achieve desired performance of the IC devices they produce.  We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through use of smaller quantities, could render our products less important to the IC device manufacturing process.

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THESE CUSTOMERS

Our CMP consumables customer base is concentrated among a limited number of large customers.  The semiconductor industry has been consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through business gains, mergers and acquisitions, and strategic alliances.  Industry analysts predict that this trend will continue, which means the semiconductor industry will be comprised of fewer and larger participants in the future if their prediction is correct.  One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables purchased from us.  Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products.  Any deferral or significant reduction in CMP consumables sold to these principal customers could seriously harm our business, financial condition and results of operations.

During the six months ended March 31, 2016 and 2015, our five largest customers accounted for approximately 54% and 55% of our revenue, respectively.  During the six months ended March 31, 2016, Samsung and Taiwan Semiconductor Manufacturing Company (TSMC) were our largest customers accounting for approximately 17% and 15%, respectively, of our revenue.  During the six months ended March 31, 2015, TSMC and Samsung were our largest customers accounting for approximately 20% and 14%, respectively, of our revenue. During full fiscal year 2015, our five largest customers accounted for approximately 58% of our revenue, with TSMC and Samsung accounting for approximately 18% and 15%, respectively.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86% of our revenue was generated by sales to customers outside of the United States for both the six months ended March 31, 2016 and full fiscal year ended September 30, 2015.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights. We also may encounter the risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

An element of our strategy has been to leverage our current customer relationships, technological expertise and other capabilities to expand our business beyond CMP consumables into other areas, such as other electronic materials.  Additionally, in our Engineered Surface Finishes business, we are pursuing other surface modification applications.  Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers' needs, or we may be unable to keep pace with technological or other developments.  Also, our competitors may have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2016	125,150	$41.07	122,014	$144,996
Feb. 1 through Feb. 29, 2016	125,713	$37.72	125,713	$140,255
Mar. 1 through Mar. 31, 2016	132,497	$39.75	132,497	$134,989
Total	383,360	$39.51	380,224	$134,989

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million. Under this program, we repurchased 380,224 shares for $15.0 million during the second quarter of fiscal 2016. As of March 31, 2016, $135.0 million remained outstanding under our share repurchase program. The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-Q. To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Separate from this share repurchase program, a total of 3,136 shares were purchased during the second quarter of fiscal 2016 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Index

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: May 6, 2016	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 6, 2016	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]