Form 10-Q
period 2016-06-30
CABOT MICROELECTRONICS CORP
filed 2016-08-05
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2016
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

As of July 31, 2016, the Company had 24,137,635 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

Index
PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenue	$108,152	$97,168	$307,765	$313,960

Cost of goods sold	56,127	48,609	158,649	153,751

Gross profit	52,025	48,559	149,116	160,209

Operating expenses:
Research, development and technical	12,928	14,773	42,690	44,922
Selling and marketing	6,243	5,804	19,660	19,220
General and administrative	10,738	12,830	37,991	38,877
Total operating expenses	29,909	33,407	100,341	103,019

Operating income	22,116	15,152	48,775	57,190

Interest expense	1,178	1,065	3,536	3,030

Other income (expense), net	(246)	(160)	396	565
Income before income taxes	20,692	13,927	45,635	54,725

Provision for income taxes	1,990	4,041	6,493	11,112

Net income	$18,702	$9,886	$39,142	$43,613

Basic earnings per share	$0.78	$0.40	$1.62	$1.80

Weighted average basic shares outstanding	23,929	24,333	24,023	24,005

Diluted earnings per share	$0.76	$0.39	$1.59	$1.75

Weighted average diluted shares outstanding	24,325	24,813	24,403	24,655

Dividends per share	$0.18	$-	$0.36	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Net income	$18,702	$9,886	$39,142	$43,613

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,795	(228)	10,152	(8,512)
Minimum pension liability adjustment	-	-	287	-
Net unrealized gain (loss) on cash flow hedges	(173)	262	(265)	(350)

Other comprehensive income (loss), net of tax	3,622	34	10,174	(8,862)

Comprehensive income	$22,324	$9,920	$49,316	$34,751

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$243,087	$354,190
Accounts receivable, less allowance for doubtful accounts of $1,260 at June 30, 2016, and $1,224 at September 30, 2015	55,840	49,405
Inventories, net	74,645	70,678
Prepaid expenses and other current assets	17,798	12,840
Deferred income taxes	-	7,395
Total current assets	391,370	494,508

Property, plant and equipment, net	105,457	93,743
Goodwill	95,711	40,442
Other intangible assets, net	59,583	4,565
Deferred income taxes	16,342	12,212
Other long-term assets	13,411	15,004
Total assets	$681,874	$660,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,840	$15,448
Accrued expenses, income taxes payable and other current liabilities	33,997	36,446
Current portion of long-term debt	9,844	8,750
Total current liabilities	57,681	60,644

Long-term debt, net of current portion	147,656	155,313
Deferred income taxes	64	76
Other long-term liabilities	17,500	15,477
Total liabilities	222,901	231,510

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 33,797,792 shares at June 30, 2016, and 33,489,181 shares at September 30, 2015	34	33
Capital in excess of par value of common stock	512,939	495,673
Retained earnings	314,511	284,088
Accumulated other comprehensive income (loss)	4,084	(6,090)
Treasury stock at cost, 9,725,587 shares at June 30, 2016, and 9,041,678 shares at September 30, 2015	(372,595)	(344,740)
Total stockholders' equity	458,973	428,964

Total liabilities and stockholders' equity	$681,874	$660,474

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$39,142	$43,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,090	13,947
Provision for doubtful accounts	10	(74)
Share-based compensation expense	11,029	12,416
Deferred income tax expense	516	3,191
Non-cash foreign exchange (gain) loss	(539)	646
(Gain) loss on disposal of property, plant and equipment	107	(121)
Impairment of long lived assets	79	-
Other	657	(779)
Changes in operating assets and liabilities:
Accounts receivable	(1,110)	8,378
Inventories	655	(5,156)
Prepaid expenses and other assets	(144)	(7,487)
Accounts payable	(2,945)	1,493
Accrued expenses, income taxes payable and other liabilities	(8,790)	3,788
Net cash provided by operating activities	57,757	73,855

Cash flows from investing activities:
Additions to property, plant and equipment	(13,836)	(8,948)
Proceeds from the sale of property, plant and equipment	17	201
Proceeds from sale of investments	200	202
Acquisition of business, net of cash acquired	(126,976)	-
Net cash used in investing activities	(140,595)	(8,545)

Cash flows from financing activities:
Repayment of long-term debt	(6,563)	(6,563)
Repurchases of common stock	(27,855)	(42,246)
Net proceeds from issuance of stock	5,646	34,256
Dividends paid	(4,326)	-
Tax benefits associated with share-based compensation expense	770	6,185
Net cash used in financing activities	(32,328)	(8,368)

Effect of exchange rate changes on cash	4,063	(2,404)
Increase (decrease) in cash and cash equivalents	(111,103)	54,538
Cash and cash equivalents at beginning of period	354,190	284,155
Cash and cash equivalents at end of period	$243,087	$338,693

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$701	$1,422

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited consolidated financial statements include all  adjustments, consisting of normal recurring adjustments and preliminary purchase accounting adjustments discussed in Note 2, necessary for the fair statement of Cabot Microelectronics' financial position as of June 30, 2016, cash flows for the nine months ended June 30, 2016, and June 30, 2015, and results of operations for the three and nine months ended June 30, 2016, and June 30, 2015.  The consolidated balance sheet as of September 30, 2015 was derived from audited financial statements, but does not contain all of the footnote disclosures from the annual financial statements.  The results of operations for the three and nine months ended June 30, 2016 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2016.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of June 30, 2016.

2. BUSINESS COMBINATION

On October 22, 2015, the Company completed the acquisition of 100% of the outstanding stock of NexPlanar Corporation (NexPlanar), which was a privately held, U.S. based company that specialized in the development, manufacture and sale of advanced CMP pad solutions for the semiconductor industry.  We acquired NexPlanar to expand our polishing pad portfolio by adding a complementary pad technology for which we believe we can leverage our global infrastructure to better serve customers on a global basis, including offering performance-advantaged slurry and pad consumable sets.  We paid a total of $126,906, including total purchase consideration of 142,167, less cash acquired of $15,261. In addition, we paid $154 in compensation expense related to certain unvested NexPlanar stock options settled in cash at the acquisition date.  See Note 12 of this Form 10-Q for additional discussion of share-based compensation.  In the second quarter of fiscal 2016, we paid an additional $70 for a post closing adjustment. We have included 100% of the NexPlanar revenue and earnings since October 22, 2015 in our Consolidated Statement of Income.  The net revenue in our Consolidated Statement of Income for the three and nine months ended June 30, 2016, attributable to NexPlanar, was $6,363 and $15,743, respectively. The net loss included in our Consolidated Statement of Income for the three and nine months ended June 30, 2016, attributable to NexPlanar, was $1,616 and $5,918, respectively.

Index
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition:

Total purchase consideration	$142,237

Cash	$15,261
Accounts receivable	3,072
Inventories	2,768
Prepaid expenses and other current assets	1,712
Property, plant and equipment	6,901
Intangible assets	61,000
Deferred tax assets	20,569
Other long-term assets	1,458
Accounts payable	(1,057)
Accrued expenses and other current liabilities	(1,472)
Deferred tax liabilities	(22,457)
Total identifiable net assets	87,755
Goodwill	54,482
$142,237

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, "Simplifying the Accounting for Measurement Period Adjustments" (Topic 805) (ASU 2015-16). The provisions of ASU 2015-16 require an acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. We elected the early adoption provision of this standard in the quarter ended March 31, 2016. During the quarter ended March 31, 2016, certain adjustments were made to the fair value estimates of property, plant and equipment. In accordance with the provisions of ASU 2015-16, we recorded the effect on the fair value of the assets as if the change had been completed as of the acquisition date, and we recorded the change in depreciation expense, which was not material, in earnings during the quarter ended March 31, 2016.  During the quarter ended June 30, 2016, we reduced the amount charged to compensation expense for certain unvested NexPlanar stock options settled in cash from $605 to $154.  This measurement period adjustment of $451 increased goodwill related to the NexPlanar acquisition.  We also adjusted our estimated deferred tax asset and liability balances, which decreased goodwill by $362 in the quarter ending June 30, 2016.

The fair values of identifiable assets and liabilities acquired were developed with the assistance of third party valuation experts.  The fair value of acquired property, plant and equipment is valued at its "value-in-use" as there are no known plans to dispose of any assets.  The fair value of acquired identifiable intangible assets was determined using the "income approach" on an individual asset basis.  The key assumptions used in the calculation of the discounted cash flows include projected revenues, gross margin, operating expenses, and discount rate.  The valuations and the underlying assumptions have been deemed reasonable by Company management.  There are inherent uncertainties and management judgment required in these determinations.

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

NexPlanar's results of operations have been included in our unaudited consolidated statements of income and comprehensive income from the date of acquisition. We incurred $816 in professional fees related to the acquisition, $526 of which were recorded as general and administrative expense during the fourth quarter of fiscal 2015, and $290 of which were recorded as general and administrative expense during the first quarter of fiscal 2016.  As previously discussed, we recorded $154 in compensation expense, related to the cash settlement of certain unvested NexPlanar stock options.

The following supplemental pro forma information summarizes the combined results of operations for Cabot Microelectronics and NexPlanar as if the acquisition had occurred on October 1, 2014.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues	$108,152	$102,796	$309,172	$331,123
Net income	18,412	7,563	39,915	36,870
Earnings per share - basic	0.76	0.31	1.65	1.52
Earnings per share - diluted	$0.75	$0.30	$1.62	$1.48

Index
The historical financial information has been adjusted to give effect to pro forma adjustments, which consist of amortization expense associated with intangible assets, and the elimination of interest expense on NexPlanar debt repaid prior to the acquisition.  The proforma for the nine months ended June 30, 2016 exclude the impact of $154 in compensation expense related to unvested NexPlanar stock options settled in cash, and $403 for the step-up of inventory as these items are assumed to have occurred during the quarter ended December 31, 2014 had the acquisition been completed on October 1, 2014.  The pro forma adjustments are based on information currently available. Therefore, the pro forma consolidated results are not necessarily indicative of what the consolidated results actually would have been had the acquisition been completed on October 1, 2014. The pro forma consolidated results do not purport to project future results of combined operations, nor do they reflect the expected realization of any revenue or cost synergies associated with the acquisition.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at June 30, 2016 and September 30, 2015.  See Note 8 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.

June 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$243,087	$-	$-	$243,087
Other long-term investments	979	-	-	979
Derivative financial instruments	-	423	-	423
Total assets	$244,066	$423	$-	$244,489

Liabilities:
Derivative financial instruments	-	2,296	-	2,296
Total liabilities	$-	$2,296	$-	$2,296

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$354,190	$-	$-	$354,190
Other long-term investments	1,720	-	-	1,720
Derivative financial instruments	-	14	-	14
Total assets	$355,910	$14	$-	$355,924

Liabilities:
Derivative financial instruments	-	1,406	-	1,406
Total liabilities	$-	$1,406	$-	$1,406

Index
Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan, and these are included in other long-term assets on our Consolidated Balance Sheet. The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $979 in the third quarter of fiscal 2016 to reflect its fair value as of June 30, 2016.

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

4. INVENTORIES, NET

Inventories, net consisted of the following:

	June 30, 2016	September 30, 2015

Raw materials	$46,687	$42,603
Work in process	5,919	5,487
Finished goods	22,039	22,588
Total	$74,645	$70,678

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $95,711 as of June 30, 2016, and $40,442 as of September 30, 2015.  The increase in goodwill was due to $54,482 in goodwill related to the acquisition of NexPlanar and $787 in foreign exchange fluctuations of the New Taiwan dollar.

Index
The components of other intangible assets are as follows:

	June 30, 2016		September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$41,117	$11,286	$8,053	$7,490
Acquired patents and licenses	8,270	8,078	8,270	7,845
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	27,617	11,247	11,392	9,005

Total other intangible assets subject to amortization	79,554	33,161	30,265	26,890

In-process technology	12,000		-
Other indefinite-lived intangibles*	1,190		1,190
Total other intangible assets not subject to amortization	13,190		1,190

Total other intangible assets	$92,744	$33,161	$31,455	$26,890

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.

As discussed in Note 2, we recorded $61,000 of intangible assets related to our acquisition of NexPlanar.  The allocation of that amount into the various categories of intangible assets, as well as the useful lives we have established, are discussed in Note 2.

Amortization expense on our intangible assets was $2,072 and $6,026 for the three and nine months ended June 30, 2016 respectively, and was $590 and $1,765 for the three and nine months ended and June 30, 2015, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2016	$1,938
2017	7,529
2018	6,870
2019	6,453
2020	6,448

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

We completed our annual impairment test during our fourth quarter of fiscal 2015 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended June 30, 2016, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

Index
6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30, 2016	September 30, 2015

Auction rate securities (ARS)	$5,494	$5,694
Other long-term assets	3,648	3,595
Long-term contract asset	3,290	3,995
Other long-term investments	979	1,720
Total	$13,411	$15,004

We classify our ARS investments as held-to-maturity and have recorded them at cost.  Our ARS investments at June 30, 2016 consisted of two tax exempt municipal debt securities with a total par value of $5,494, both of which have maturities greater than ten years.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

The fair value of our ARS, determined using level 2 fair value inputs, was $4,981 as of June 30, 2016. We have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity. We believe the gross unrecognized loss of $513 is due to the illiquidity in the ARS market, rather than to credit loss.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.

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

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months. As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $979 representing the fair value of our SERP investments as of June 30, 2016.

Index
7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	June 30, 2016	September 30, 2015

Accrued compensation	$14,750	$23,793
Dividends payable	4,392	-
Goods and services received, not yet invoiced	1,726	1,830
Deferred revenue and customer advances	637	538
Warranty accrual	219	209
Income taxes payable	5,496	4,276
Taxes, other than income taxes	1,021	975
Other accrued expenses	5,756	4,825
Total	$33,997	$36,446

The dividends payable reflected in the table are excluded from the financing activities in the Consolidated Statement of Cash Flows as they were not paid as of June 30, 2016.

8. DEBT

On February 13, 2012, we entered into a credit agreement (the "Credit Agreement") among the Company, as Borrower, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, Bank of America, Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and Wells Fargo Bank, N.A. as documentation agent. The Credit Agreement provided us with a $175,000 term loan (the "Term Loan"), which we drew on February 27, 2012 to fund approximately half of the special cash dividend we paid to our stockholders on March 1, 2012, and a $100,000 revolving credit facility (the "Revolving Credit Facility"), which has never been drawn, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and the Revolving Credit Facility are referred to as the "Credit Facilities."  On June 27, 2014, we entered into an amendment (the "Amendment") to the Credit Agreement, which (i) increased term loan commitments by $17,500 from $157,500 to $175,000, the same level as the original amount under the Credit Agreement at its inception in 2012; (ii) increased the uncommitted accordion feature on the Revolving Credit Facility from $75,000 to $100,000; (iii) extended the expiration date of the Credit Facilities from February 13, 2017 to June 27, 2019; (iv) relaxed the consolidated leverage ratio financial covenant; and (v) revised certain pricing terms and other terms within the Credit Agreement. On June 27, 2014, we drew the $17,500 of increased term loan commitments, bringing the total outstanding commitments under the Term Loan to $175,000.

Index
Borrowings under the amended Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The current Applicable Rate for borrowings under the Credit Facilities is 1.50% with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  The fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio. Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter. We paid $2,658 in arrangement fees, upfront fees and administration fees in February 2012 and we paid an additional $550 in upfront fees and arrangement fees in June 2014, of which $416 remains in prepaid expenses and other current assets and $782 remains in other long-term assets on our Consolidated Balance Sheet as of June 30, 2016.  We also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and certain of its domestic subsidiaries.

In the first quarter of fiscal 2015, we entered into interest rate swap agreements that have the economic effect of converting fifty percent of our variable rate debt into fixed rate debt at a weighted average fixed rate of 1.5% plus the Applicable Rate defined above.  See Notes 3 and 9 for additional information on the interest rate swap agreements.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for the period January 1, 2016 through the expiration of the Credit Agreement.  As of June 30, 2016, our consolidated leverage ratio was 1.47 to 1.00 and our consolidated fixed charge coverage ratio was 4.81 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At June 30, 2016, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $157,500 as the loan bears a floating market rate of interest.  As of June 30, 2016, $9,844 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of June 30, 2016, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2016	$2,187
2017	7,656
2018	14,219
2019	133,438
Total	$157,500

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

Cash Flow Hedges – Interest Rate Swap Agreements
In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment of debt. The notional value of the swaps was $78,750 as of June 30, 2016, and the swaps are scheduled to expire on June 27, 2019.

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

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of June 30, 2016 and September 30, 2015, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other international currencies were $1,168 and $1,034, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other international currencies were $20,485 and $18,690, respectively.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2016	September 30, 2015	June 30, 2016	September 30, 2015
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued expenses and other current liabilities	$-	$-	$765	$885
	Other long-term liabilities	$-	$-	$1,045	$513

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$423	$14	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$486	$8

Index

The following table summarizes the effect of our derivative instruments on our Consolidated Statement of Income for the three and nine months ended June 30, 2016 and 2015:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Nine Months Ended
	Statement of Income Location	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$440	$22	$952	$(1,658)

The interest rate swap agreements were deemed to be effective since inception, so there was no impact on our Consolidated Statement of Income. We recorded a $265 unrealized loss in accumulated comprehensive income during the nine months ended June 30, 2016 for these interest rate swaps.  During the next 12 months, we expect approximately $786 may be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps based on projected rates of the LIBOR forward curve as of June 30, 2016.

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances. Additions and deductions to the warranty reserve are recorded in cost of goods sold. Our warranty reserve activity during the first nine months of fiscal 2016 was as follows:

Balance as of September 30, 2015	$209
Reserve for product warranty during the reporting period	461
Settlement of warranty	(451)
Balance as of June 30, 2016	$219

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

Index

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, which had a termination date of December 31, 2016, which required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum. This agreement was amended effective June 1, 2015 to, among other things, extend the term of the agreement through December 31, 2019, revise certain minimum purchase requirements through 2016, and provide us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1,500 in each of calendar years 2017, 2018 and 2019.  This fee is included in other long-term liabilities at its present value of $4,367 as of June 30, 2016.  As of June 30, 2016, purchase obligations include $12,237 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (AOCI), including the reclassification adjustments for items that are reclassified from AOCI to net income, are shown below:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2015	$(4,011)	$(901)	$(1,178)	$(6,090)
Foreign currency translation adjustment, net of tax of $1,613	10,152	-	-	10,152
Unrealized loss on cash flow hedges:
Change in fair value, net of tax of $(90)	-	(164)	-	(164)
Reclassification adjustment into earnings, net of tax of $(56)	-	(101)	-	(101)
Change in pension and other postretirement liabilities, net of tax of $287	-	-	287	287
Balance at June 30, 2016	$6,141	$(1,166)	$(891)	$4,084

Index

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2014	$10,115	$-	$(860)	$9,255
Foreign currency translation adjustment, net of tax $(1,837)	(8,512)	-	-	(8,512)
Unrealized loss on cash flow hedges:
Change in fair value, net of tax of tax $(431)	-	(781)	-	(781)
Reclassification adjustment into earnings, net of tax of $238	-	431	-	431
Change in pension and other postretirement liabilities, net of tax of $ 0	-	-	-	-
Balance at June 30, 2015	$1,603	$(350)	$(860)	$393

The pretax amounts reclassified from OCI to net income during the nine months ended June 30, 2016 and 2015, related to our cash flow hedges, were recorded as interest expense on our Consolidated Statement of Income.

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

Index

Share-based compensation expense for the three and nine months ended June 30, 2016, and 2015, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Cost of goods sold	$521	$469	$1,590	$1,430
Research, development and technical	392	388	1,226	1,187
Selling and marketing	412	252	1,227	820
General and administrative	1,051	2,601	7,140	8,979
Total share-based compensation expense	2,376	3,710	11,183	12,416
Tax benefit	(385)	(1,225)	(3,373)	(4,189)
Total share-based compensation expense, net of tax	$1,991	$2,485	$7,810	$8,227

As discussed in Note 2, we recorded $154 in share-based compensation expense related to certain unvested NexPlanar incentive stock options (ISOs) settled in cash at the acquisition date.  We recorded $605 during the quarter ended December 31, 2015, but reversed $451 of that amount during the quarter ended June 30, 2016 as the expense related to options that vested immediately upon a change-in-control.  The net $154 represents the portion of the fair value of the original awards related to the post-acquisition period had these awards not been settled in cash at the acquisition date.  U.S. GAAP prescribes that the portion of fair value of equity awards related to pre-acquisition service periods represents purchase consideration, including equity awards vesting immediately upon a change-in-control, and the portion of fair value related to post-acquisition service periods represents compensation expense.  Since the post-acquisition service requirement was eliminated through the cash settlement, the compensation expense was recorded immediately following the acquisition date.  We also substituted certain NexPlanar ISOs with Cabot Microelectronics Corporation ISOs, preserving the intrinsic value, including the original vesting periods, of the original awards.  We accelerated the vesting on the substitute awards made to certain individuals based on the terms of their employment agreements and recorded $492 of share-based compensation expense related to this acceleration.  The total $646 of acquisition-related compensation is included in the table above as general and administrative expense.

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

Index

13.	OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Interest income	$267	$131	$654	$279
Other income (expense)	(513)	(291)	(258)	286
Total other income (expense), net	$(246)	$(160)	$396	$565

Other income (expense) primarily represents gains and losses recorded on transactions denominated in foreign currencies.  The decrease in other income during the three months ended June 30, 2016 was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9.

14. INCOME TAXES

Our effective income tax rate was 9.6% and 14.2% for the three and nine months ended June 30, 2016 respectively, compared to a 29.0% and 20.3 % effective income tax rate for the three and nine months ended June 30, 2015, respectively.  Our year-to-date effective tax rate is below the Federal statutory rate primarily due foreign income taxed at rates other than the U.S. rate and benefits from research and experimentation activities.  The decrease in the effective tax rate during the first nine months of fiscal 2016 from the comparable period of fiscal 2015 was primarily due to the absence of income taxes incurred in the first quarter of fiscal 2015 related to the restructuring of our operations in Taiwan, the reinstatement of the research and experimentation tax credit in December 2015, and the benefit of $0.9 million in additional domestic production deductions.  This was partially offset by a change in the mix of earnings between foreign and domestic operations, including a scheduled reduction in the benefit available under our tax holiday in South Korea, as discussed below.

The Company is currently operating under a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This arrangement allows for a tax at 50% of the statutory rate in effect in South Korea for fiscal years 2016 and 2017, following a 0 % tax rate in fiscal years 2013, 2014 and 2015. This tax holiday reduced our income tax provision by approximately $2,717 and $4,047 in the first nine months of fiscal 2016 and 2015, respectively.  This tax holiday increased our diluted earnings per share by approximately $0.11 and $0.16 during the first nine months of fiscal 2016 and 2015, respectively.

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

Index
The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net Income	$18,702	$9,886	$39,142	43,613
Less: income attributable to participating securities	(110)	(145)	(260)	(392)
Earnings available to common shares	$18,592	$9,741	$38,882	43,221

Denominator:
Weighted average common shares	23,928,512	24,332,879	24,022,809	24,004,885
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	396,654	480,583	380,071	649,968
Diluted weighted average common shares	24,325,166	24,813,462	24,402,880	24,654,853
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.78	$0.40	$1.62	1.80

Diluted	$0.76	$0.39	$1.59	1.75

For the three and nine months ended June 30, 2016 and 2015, approximately 1.2 million and 0.7 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

16. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and nine months ended June 30, 2016, and 2015, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue:	2016	2015	2016	2015
Tungsten slurries	$46,559	$43,533	$134,856	$132,335
Dielectric slurries	25,348	22,257	72,045	74,322
Other metals slurries	16,048	16,927	46,586	55,155
Polishing pads	14,065	7,735	36,517	25,338
Engineered Surface Finishes	4,382	3,739	12,077	15,533
Data Storage slurries	1,750	2,977	5,684	11,277
Total revenue	$108,152	$97,168	$307,765	$313,960

Index

17. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to how revenue is reported and improves comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard is intended to enhance disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and improve guidance for multiple-element arrangements.  In August 2015, the FASB issued ASU No. 2015-14, "Deferral of Effective Date" (Topic 606).  This standard officially defers the effective date of ASU 2014-09 by one year.  ASU 2014-09 will be effective for us beginning October 1, 2018, and may be applied on a full retrospective or modified retrospective approach.  Adoption is not permitted prior to the original effective date of the ASU, which for us is October 1, 2017.  In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" (Topic 606).  ASU 2016-08 provides clarification for the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU No. 2016-10, ASU No. 2016-11, and ASU 2016-12, all of which provide additional clarification of the original revenue standard.  We are currently evaluating the impact of implementation of these standards on our financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842).  The provisions of ASU 2016-02 require a dual approach for lessee accounting under which a lessee would recognize a right-of-use asset and a corresponding lease liability.  Leases will be classified as either finance or operating leases.  For finance leases, a lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee will recognize a straight-line total lease expense.  The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements, to afford better understanding of an entity's leasing activities, including any significant judgments and estimates.  ASU 2016-02 will be effective for us beginning October 1, 2019, but early adoption is permitted.  We are currently evaluating the impact of implementation of this standard on our financial statements.

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

In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to the Equity Method of Accounting" (Topic 323).  The provisions of ASU 2016-07 require equity method investors to add the cost of acquiring additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method prospectively as of the date the investment qualifies for the equity method of accounting.  ASU 2016-07 will be effective for us beginning October 1, 2018, but early adoption is permitted.  We do not believe the adoption of this standard will have a material effect on our financial statements as we currently have no equity method investments.

Index
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share Based Payment Accounting" (Topic 718).  The provisions of this standard involve several aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 will be effective for us beginning October 1, 2017, but early adoption is permitted.  We are currently evaluating the impact of implementation of this standard on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326).  The provisions of this standard require financial assets measured at amortized cost to be presented at the net amount expected to be collected.  An allowance account would be established to present the net carrying value at the amount expect to be collected.  ASU 2016-13 also provides that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses.  ASU 2016-13 will be effective for us beginning October 1, 2020, but early adoption is permitted as of October 1, 2019.  We are currently evaluating the impact of implementation of this standard on our financial statements.

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

THIRD QUARTER OF FISCAL 2016 OVERVIEW

Our results in the third quarter of fiscal 2016 reflect some strengthening of demand within the semiconductor industry, consistent with conditions we believe that other participants within the semiconductor industry have experienced in the quarter.  Looking forward, some industry analysts and other semiconductor industry participants have reported expectations of continued solid demand during our fourth fiscal quarter.  Over the long-term, we continue to believe that semiconductor demand will continue to grow, fueled by demand for mobile internet devices (MIDs), as well as a range of other electronic applications, including automotive and industrial, accompanied by the continued advancement of semiconductor technology, including growth of more complex device architectures such as 3D NAND and FinFET.  However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our third fiscal quarter was $108.2 million, which represented an increase of 11.3% from the third quarter of fiscal 2015, driven by revenue from NexPlanar Corporation (NexPlanar), which we acquired in October 2015, and improved semiconductor industry conditions.  Revenue from polishing pads increased 81.8% compared to the same quarter last year, primarily due to the benefit of NexPlanar.  Revenue from tungsten slurries increased 7.0% from the same quarter last year, and represented a quarterly record for this product area, and revenue from dielectrics slurries increased 13.9%.  Revenue for the nine months ended June 30, 2016 was $307.8 million, including NexPlanar, which represented a decrease of 2.0% from the same period of fiscal 2015.  The decrease reflects soft demand conditions within the semiconductor industry during the first half of our fiscal year, including continued soft demand for personal computers (PCs), and competitive dynamics in certain dielectrics and data storage applications, all of which we have disclosed previously.  The decrease in year-to-date revenue also reflects a $2.4 million adverse impact of foreign exchange rate changes, primarily due to the weaker Korean won versus the U.S. dollar.

Index

Gross profit for our third quarter of fiscal 2016, expressed as a percentage of revenue, was 48.1%, including a 110 basis point adverse impact of NexPlanar amortization expense, compared to 50.0% for our third quarter of fiscal 2015.  Other factors affecting our gross profit compared to last year include higher fixed manufacturing costs, including other NexPlanar costs, and higher material costs, partially offset by the benefit of higher sales volume and lower costs associated with our annual cash incentive program (Short Term Incentive Program, or STIP, and previously, our Annual Incentive Program, or AIP).  Our gross profit was 48.5% on a year-to-date basis, including a 120 basis point adverse impact of acquisition-related costs and NexPlanar amortization expense, compared to 51.0% during the same period of fiscal 2015.  We currently expect our gross profit percentage for full fiscal year 2016 to be around 49.0% of revenue, including NexPlanar, compared to our original guidance range of 49.0% to 51.0%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including the extent to which we utilize our manufacturing capacity and fluctuations in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance.

Operating expenses were $29.9 million in our third quarter of fiscal 2016 compared to $33.4 million in the third quarter of fiscal 2015.  The decrease in operating expenses was primarily due to lower staffing-related costs, including costs associated with our STIP, and the absence of costs associated with last year's CEO transition, partially offset by NexPlanar costs.  On a year-to-date basis, operating expenses were $100.3 million, including $1.6 million of acquisition-related costs and $1.3 million of NexPlanar amortization expense, compared to $103.0 million during the same period of fiscal 2015.  We are lowering our guidance range for operating expenses for our full fiscal year 2016 to $133.0 million to $135.0 million, including NexPlanar, which is lower than our prior guidance range of $139.0 million to $143.0 million.

Diluted earnings per share for the third quarter of fiscal 2016 were $0.76, including a $0.03 adverse impact of NexPlanar acquisition-related costs and amortization expense, compared to $0.39 in the third quarter of fiscal 2015, which included a $0.07 adverse impact related to costs associated with material quality and certain tax items.  The year-over-year increase was primarily due to higher revenue, lower operating expenses, and a lower effective tax rate, primarily related to a $0.9 million incremental benefit.  Diluted earnings per share on a year-to-date basis in fiscal 2016 were $1.59, including an $0.18 adverse impact of acquisition-related costs and NexPlanar amortization expense, compared to $1.75 in the same period of fiscal 2015, which included the $0.07 adverse impact referenced above.  The year-to-date decrease was primarily due to lower revenue in the first half of the fiscal year, and a lower gross profit margin.

On January 7, 2016, we announced that our Board of Directors had authorized the initiation of a quarterly dividend program.  On June 6, 2016, our Board of Directors declared our second quarterly cash dividend of $0.18 per share, or approximately $4.4 million, which we paid on or about July 29, 2016 to shareholders of record as of June 23, 2016.  On January 7, 2016, we also announced that our Board of Directors authorized an increase in the Company's existing share repurchase program to $150.0 million, from the approximately $75.0 million that was available as of December 31, 2015.  The dividend and share repurchase programs, which can be suspended, modified or terminated at any time for any reason, are part of our balanced capital allocation strategy, including funding organic investments, dividends, share repurchases, and acquisitions in closely related areas.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  There have been no material changes in our critical accounting estimates during the first nine months of fiscal 2016.  See Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-Q for a discussion of new accounting pronouncements.

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016, VERSUS THREE MONTHS ENDED JUNE 30, 2015

REVENUE

Revenue was $108.2 million, including NexPlanar, for the three months ended June 30, 2016, which represented an 11.3%, or $11.0 million, increase from the three months ended June 30, 2015.  The increase in revenue was driven by a $7.3 million increase due to favorable product mix, and a $4.2 million increase due to higher sales volume, partially offset by a $0.7 million decrease due to price changes.  The increase in sales volume was consistent with improved demand conditions seen in the global semiconductor industry.  Revenue from polishing pads increased 81.8% from the same quarter of fiscal 2015, and included $6.4 million from our NexPlanar acquisition.  Revenue from tungsten slurries increased 7.0% from the same period last year, and represented a quarterly record for tungsten products.  Revenue from dielectrics slurries increased 13.9% from the same period last year.

COST OF GOODS SOLD

Total cost of goods sold was $56.1 million, including NexPlanar, for the three months ended June 30, 2016, which represented an increase of 15.5%, or $7.5 million, from the three months ended June 30, 2015.  The increase in cost of goods sold was primarily due to $5.5 million in higher variable production costs, including higher material costs, $3.3 million in higher fixed manufacturing costs, including $1.1 million of NexPlanar amortization expense, and a $1.0 million increase due to higher sales volume, partially offset by a $2.5 million decrease due to higher manufacturing yields, including the absence of $1.4 million in costs associated with raw material quality recorded in the third quarter of fiscal 2015.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.1% for the three months ended June 30, 2016, compared to 50.0% for the three months ended June 30, 2015.  The decrease in gross profit as a percentage of revenue was primarily due to higher fixed manufacturing costs, including NexPlanar amortization expense and other NexPlanar costs, and higher material costs, partially offset by higher sales volume and lower costs associated with our STIP.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $12.9 million for the three months ended June 30, 2016, which represented a decrease of 12.5%, or $1.8 million, from the three months ended June 30, 2015.  The decrease was primarily due to $1.1 million in lower staffing-related costs, including costs associated with our STIP, and a $1.1 million decrease in clean room material costs, partially offset by $0.4 million in higher professional and service fees, including costs of joint development arrangements.

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

SELLING AND MARKETING

Selling and marketing expenses were $6.2 million for the three months ended June 30, 2016, which represented an increase of 7.6%, or $0.4 million, from the three months ended June 30, 2015.  The increase was due to $0.5 million of NexPlanar amortization expense.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $10.7 million for the three months ended June 30, 2016, which represented a decrease of 16.3%, or $2.1 million, from the three months ended June 30, 2015.  The decrease was primarily due to $3.1 million in lower staffing-related costs, including the absence of certain share-based compensation costs associated with the fiscal 2015 executive officer transition and costs associated with our STIP, partially offset by $0.5 million in higher professional fees.

INTEREST EXPENSE

Interest expense was $1.2 million for the three months ended June 30, 2016, slightly higher than $1.1 million for the three months ended June 30, 2015.

OTHER INCOME (EXPENSE), NET

Other expense was $0.2 million for the three months ended June 30, 2016, and was consistent with the $0.2 million of other expense recorded during the three months ended June 30, 2015.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 9.6% for the three months ended June 30, 2016 compared to 29.0% for the three months ended June 30, 2015.  The decrease in the effective tax rate during the third quarter of fiscal 2016 was primarily due to a $0.9 million incremental benefit related to domestic production deductions, and by a change in the mix of earnings between foreign and domestic operations.  The decrease was partially offset by a scheduled reduction in the benefit available under our tax holiday in South Korea from 100% to 50% of the statutory tax rate in effect in South Korea.  We currently expect our effective tax rate for full fiscal year 2016 to be within the range of 15% to 17%, including NexPlanar, compared to our prior guidance range of 18% to 21%.  See Note 14 of the Notes to the Consolidated Financial Statements for more information on our income tax provision.

NET INCOME

Net income was $18.7 million for the three months ended June 30, 2016, which represented an increase of 89.2%, or $8.8 million, from the three months ended June 30, 2015.  The increase was primarily due to higher revenue, lower operating expenses, and a lower income tax rate, partially offset by $1.6 million in NexPlanar amortization expense.

Index

NINE MONTHS ENDED JUNE 30, 2016, VERSUS NINE MONTHS ENDED JUNE 30, 2015

REVENUE

Revenue was $307.8 million, including NexPlanar, for the nine months ended June 30, 2016, which represented a 2.0%, or $6.2 million, decrease from the nine months ended June 30, 2015.  The decrease in revenue was driven by a $17.2 million decrease due to lower sales volume, a $2.5 million decrease due to price changes, and a $2.4 million decrease due to foreign exchange fluctuations, primarily the weakening of the Korean won versus the U.S. dollar, partially offset by an $16.0 million increase due to favorable product mix.  The decrease in sales volume was consistent with continued soft demand conditions seen in the global semiconductor industry during the first half of our fiscal year, including continued soft demand for PCs, and competitive dynamics within dielectrics and data storage applications.  Revenue from polishing pads increased 44.1% from the same period of fiscal 2015, and included $15.7 million from our NexPlanar acquisition.  Revenue from tungsten slurries increased 1.9%, and revenue from dielectrics slurries decreased by 3.1% from the same period last year.

COST OF GOODS SOLD

Total cost of goods sold was $158.6 million, including NexPlanar, for the nine months ended June 30, 2016, which represented an increase of 3.2%, or $4.9 million, from the nine months ended June 30, 2015.  The increase in cost of goods sold was primarily due to an $8.4 million increase due to higher variable manufacturing costs, including higher material costs, and an $8.3 million increase due to higher fixed manufacturing costs, including $3.2 million of NexPlanar amortization expense.  These increases were partially offset by a $4.7 million decrease due to lower sales volume, a $3.5 million decrease due to lower costs related to raw material quality, a $2.0 million decrease due to lower logistics costs, and a $1.3 million decrease due to foreign exchange fluctuations.

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.5% for the nine months ended June 30, 2016, as compared to 51.0% for the nine months ended June 30, 2015.  The decrease in gross profit as a percentage of revenue was primarily due to lower sales volume, higher fixed manufacturing costs, including NexPlanar amortization expense and other NexPlanar costs, and higher variable manufacturing costs, partially offset by a higher-valued product mix, lower costs related to raw material quality, and lower STIP costs.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $42.7 million for the nine months ended June 30, 2016, which represented a decrease of 5.0%, or $2.2 million, from the nine months ended June 30, 2015.  The decrease was primarily due to $1.8 million in lower staffing-related costs, including costs associated with our STIP, and a $1.2 million decrease in clean room material costs, partially offset by $0.8 million in higher professional and service fees, including costs of joint development arrangements.

SELLING AND MARKETING

Selling and marketing expenses were $19.7 million for the nine months ended June 30, 2016, which represented an increase of 2.3%, or $0.4 million from the nine months ended June 30, 2015.  The increase was primarily due to $1.3 million of NexPlanar amortization expense and $0.6 million in higher product sample costs, partially offset by a $1.4 million decrease in staffing-related costs, including the absence of $1.2 million in the severance costs related to departing executive officers recorded in the first quarter of fiscal 2015.

Index

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $38.0 million for the nine months ended June 30, 2016, which represented a decrease of 2.3%, or $0.9 million, from the nine months ended June 30, 2015.  The decrease was primarily due to $3.8 million in lower staffing-related costs, including costs associated with our STIP and the absence of costs associated with the fiscal 2015 executive officer transition.  This decrease was partially offset by $1.2 million in higher professional fees, the absence of $0.6 million of certain foreign goods and services tax credits recorded in fiscal 2015, and $0.5 million in higher information technology costs.  General and administrative expenses in fiscal 2016 include $1.3 million of acquisition-related costs.

INTEREST EXPENSE

Interest expense was $3.5 million for the nine months ended June 30, 2016 and increased $0.5 million from the nine months ended June 30, 2015.  The increase was primarily due to the higher interest rate on the portion of our outstanding debt on which we have fixed the interest rate via interest rate swaps, implemented in the latter part of the first quarter of fiscal 2015, versus the variable interest rate on the rest of our outstanding debt.

OTHER INCOME (EXPENSE), NET

Other income was $0.4 million and $0.6 million for the nine months ended June 30, 2016 and 2015, respectively.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 14.2% for the nine months ended June 30, 2016 compared to 20.3% for the nine months ended June 30, 2015.  The decrease in the effective tax rate during the first nine months of fiscal 2016 was primarily due to the absence of income taxes incurred in the first quarter of fiscal 2015 related to the restructuring of our operations in Taiwan, the reinstatement of the research and experimentation tax credit in December 2015, and the benefit of $0.9 million related to domestic production deductions.  This was partially offset by a change in the mix of earnings between foreign and domestic operations, including a scheduled reduction in the benefit available under our tax holiday in South Korea from 100% to 50% of the statutory tax rate in effect in South Korea.  See Note 14 of the Notes to the Consolidated Financial Statements for more information on our income tax provision.

NET INCOME

Net income was $39.1 million for the nine months ended June 30, 2016, which represented a decrease of 10.3%, or $4.5 million, from the nine months ended June 30, 2015.  The decrease was primarily due to lower revenue, a lower gross profit margin, and $6.8 million in costs related to the NexPlanar acquisition, partially offset by lower costs associated with our STIP.

LIQUIDITY AND CAPITAL RESOURCES

We generated $57.8 million in cash flows from operating activities in the first nine months of fiscal 2016, compared to $73.9 million in cash from operating activities in the first nine months of fiscal 2015.  Our cash provided by operating activities in the first nine months of fiscal 2016 represented $70.1 million in net income plus non-cash items and a $12.3 million decrease in cash flow due to a net increase in working capital.  The decrease in cash flows from operating activities compared to the first nine months of fiscal 2015 was primarily due to the timing and amount of accrued expense payments, including payments related to our annual cash incentive bonus program.  The cash payment made in the first quarter of fiscal 2016 pursuant to our STIP, related to our performance in fiscal 2015, was $6.4 million higher than the cash incentive payment made in the first quarter of fiscal 2015, related to our performance in fiscal 2014.  Net income was lower during the first nine months of fiscal 2016, but the impact on operating cash flows was offset by an increase in amortization of intangible assets, which is a non-cash expense.

Index

In the first nine months of fiscal 2016, cash flows used in investing activities were $140.6 million, representing $127.0 million for the NexPlanar acquisition, net of $15.2 million in cash acquired, and $13.8 million for purchases of property, plant and equipment.  We received $0.2 million from other investing cash activity.  In the first nine months of fiscal 2015, cash flows used in investing activities were $8.5 million, representing $8.9 million for purchases of property, plant and equipment, partially offset by $0.4 million received from other investing activities.  We continue to expect our total capital expenditures in fiscal 2016 will be in the range of $17.0 million to $20.0 million, including NexPlanar.

In the first nine months of fiscal 2016, cash flows used in financing activities were $32.3 million.  We used $25.0 million to repurchase common stock under our share repurchase program and $2.9 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $6.6 million to repay long-term debt, and we paid $4.3 million in dividends on our common stock.  We received $5.6 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP and for the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), and we received $0.8 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.  In the first nine months of fiscal 2015, cash flows used in financing activities were $8.4 million.  We used $40.0 million to repurchase common stock under our share repurchase program and $2.2 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock granted under these plans.  We also used $6.6 million to repay long-term debt.  We received $34.3 million from the issuance of common stock related to the exercise of stock options granted under our EIP and our OIP and for the sale of shares to employees under our ESPP, and we received $6.2 million in tax benefits related to exercises of stock options and vesting of restricted stock granted under these plans.

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 617,839 shares for $25.0 million during the first nine months of fiscal 2016 and we repurchased 851,245 shares for $40.0 million during the first nine months of fiscal 2015.  As of June 30, 2016, approximately $135.0 million remained outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions, in open market transactions, at management's discretion.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  During fiscal 2015 and in fiscal 2016, we entered into "10b5-1" stock purchase plan agreements with independent brokers, which expired at various times, to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

As discussed above, on January 7, 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock.  Pursuant to this announcement, on June 6, 2016, our Board of Directors declared a second quarterly cash dividend of $0.18 per share, or approximately $4.4 million, which we paid on or about July 29, 2016 to shareholders of record as of June 23, 2016.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

Index

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  In June 2014, we entered into an amendment to the Credit Agreement (the "Amendment"), which provided for an additional $17.5 million in Term Loan commitments to bring the total commitments to the same level as the original amount under the Credit Agreement at its inception in 2012, an extension of the maturity date of the Credit Facilities to June 27, 2019, and changes to certain pricing and other terms of the agreement, including a relaxed consolidated leverage ratio financial covenant.  The Amendment also increased the uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, from $75.0 million to $100.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The additional Term Loan commitments were drawn on June 27, 2014, and the Revolving Credit Facility remains undrawn.  The Term Loan has $157.5 million outstanding as of June 30, 2016.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions and according to certain terms: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 through the expiration of the Credit Agreement.  As of June 30, 2016, our consolidated leverage ratio was 1.47 to 1.00 and our consolidated fixed charge coverage ratio was 4.81 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding the Credit Agreement.

As of June 30, 2016, we had $243.1 million of cash and cash equivalents, $147.0 million of which was held in foreign subsidiaries in Japan, the Netherlands, Singapore, South Korea and Taiwan where we have elected to permanently reinvest earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2016, and September 30, 2015, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt	$157.5	$9.9	$147.6	$-	$-
Interest expense and commitment fees on long-term debt	10.2	3.8	6.4	-	-
Purchase obligations	27.7	23.2	3.9	0.6	-
Operating leases	10.9	2.5	3.1	2.0	3.3
Severance agreements	0.2	0.2	-	-	-
Other long-term liabilities	16.6	1.5	4.4	-	10.7
Total contractual obligations	$223.1	$41.1	$165.4	$2.6	$14.0

We have been operating under a multi-year supply agreement with Cabot Corporation, our former parent company which is not a related party, for the purchase of fumed silica, which became effective January 1, 2013 and had a termination date of December 31, 2016.  This agreement required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum.  This agreement was amended effective June 1, 2015 to, among other things, extend the term of the agreement through December 31, 2019, revise certain minimum purchase requirements through 2016, and provide us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1.5 million in each of calendar years 2017, 2018 and 2019.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities in calendar 2016.  Purchase obligations include an aggregate amount of $12.2 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The long-term fee is included in other long-term liabilities in the table above.

Interest payments on long-term debt reflect interest rates in effect at June 30, 2016.  The interest payments reflect variable LIBOR-based rates currently in effect on $78.8 million of our outstanding debt, and fixed interest rates on $78.8 million of outstanding debt for which we have implemented interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding our long-term debt.

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

The weakening of the Korean won against the U.S. dollar in fiscal 2016 adversely affected our revenue.  Additionally, the fluctuations of the yen, Korean won and New Taiwan dollar have had a significant impact on other comprehensive income on our Consolidated Balance Sheet.  During the fiscal year ended September 30, 2015, we recorded $8.1 million in currency translation losses, net of tax, that are included in other comprehensive income.  During the nine months ended June 30, 2016, we recorded $10.2 million in currency translation gains, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in foreign currencies when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of June 30, 2016, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At June 30, 2016, we had $157.5 million in long-term debt outstanding on our Term Loan.  In the first quarter of fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment to maintain a fixed rate of interest on half of our outstanding debt.  As of June 30, 2016, the fair value of this cash flow hedge is a liability of $1.8 million.  At June 30, 2016, we had $78.8 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At June 30, 2016, we owned two auction rate securities (ARS) with a total estimated fair value of $5.0 million and par value of $5.5 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Note 6 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Historically, semiconductor demand has fluctuated significantly due to economic and industry cycles and seasonal shifts in demand, which can dramatically affect our business, causing demand for our products to fluctuate.  For example, we experienced some strengthening of demand conditions in the semiconductor industry during the third quarter of fiscal 2016, following relatively soft demand conditions during the second half of fiscal 2015 and the first half of fiscal 2016.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

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

Some additional factors that affect demand for our products include: the types of electronic devices that are in demand, such as mobile internet devices (MIDs) versus PCs; products that our customers may produce, such as logic IC devices versus memory devices or digital versus analog devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables; customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.

Index
WE HAVE A NARROW PRODUCT RANGE AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF CMP SLURRIES AND PADS

Our business is substantially dependent on a single class of products, CMP slurries, which account for the majority of our revenue.  We also continue to develop our business in CMP pads, and we acquired NexPlanar Corporation (NexPlanar), a supplier of advanced CMP pad solutions, in the first quarter of fiscal 2016.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced technological changes and advances in the design, manufacture, performance and application of IC devices.  Our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce costs, increase the yield in their manufacturing facilities, and achieve desired performance of the IC devices they produce.  We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through use of smaller quantities, could render our products less important to the IC device manufacturing process.

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

During the nine months ended June 30, 2016 and 2015, our five largest customers accounted for approximately 54% and 54% of our revenue, respectively.  During the nine months ended June 30, 2016, Samsung and Taiwan Semiconductor Manufacturing Company (TSMC) were our largest customers accounting for approximately 16% and 15%, respectively, of our revenue.  During the nine months ended June 30, 2015, TSMC, Samsung and United Microelectronics Corporation (UMC) were our largest customers accounting for approximately 19%, 15% and 10%, respectively, of our revenue.  During full fiscal year 2015, our five largest customers accounted for approximately 58% of our revenue, with TSMC and Samsung accounting for approximately 18% and 15%, respectively.

Index

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP COMPETITIVE CMP CONSUMABLES PRODUCTS, OFFER BETTER PRICING, SERVICE OR OTHER TERMS, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from other CMP consumables manufacturers or any new entrants could seriously harm our business and results of operations, and this competition could continue to increase.  Increased competition has and may continue to impact the prices we are able to charge for our CMP consumables products, as well as our overall business.  In addition, our competitors could have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products, could attempt to introduce products similar to ours following the expiration of our patents, or could attempt to introduce products that do not fall within the scope of our intellectual property rights.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86% of our revenue was generated by sales to customers outside of the United States for both the nine months ended June 30, 2016 and full fiscal year ended September 30, 2015.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter the risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations, or recover the investments made in our foreign operations.

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

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas and processes for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  In addition, we protect our product differentiation through various other means, such as proprietary supply arrangements for the raw materials that are part of our formulations, and use of certain manufacturing technologies.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, could seriously harm our business.  In addition, certain types of intellectual property, such as patents, expire after a certain period of time, and products protected by our patents then lose such protection, so we refresh our intellectual property portfolio on an ongoing basis through continued innovation, and failure to do so could adversely affect our business.  Also, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  We did not repurchase any shares under this program during the third quarter of fiscal 2016.  As of June 30, 2016, $135.0 million remained outstanding under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

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

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: August 5, 2016	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 5, 2016	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]