Form 10-K
period 2016-09-30
CABOT MICROELECTRONICS CORP
filed 2016-11-16
CIK 1102934

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31 2016, as reported by the NASDAQ Global Select Market, was approximately $955,537,100.  For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

As of October 31, 2016, the Company had 24,617,841 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 7, 2017, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see Item 7 of Part II of this Form 10-K.

CABOT MICROELECTRONICS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

Index
PART I

ITEM 1.  BUSINESS

OUR COMPANY

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our''), which was incorporated in the state of Delaware in 1999, is the leading supplier of high-performance polishing slurries and a growing supplier of polishing pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP is a polishing process used by IC device manufacturers to planarize or flatten many of the multiple layers of material that are deposited upon silicon wafers in the production of advanced ICs.  Our products play a critical role in the production of advanced IC devices, thereby helping to enable our customers to produce smaller, faster and more complex IC devices with fewer defects.  Our mission is to create value by developing reliable and innovative solutions, through close customer collaboration, that solve today's challenges and help enable tomorrow's technology.

We currently operate predominantly in one industry segment – the development, manufacture and sale of CMP consumables products.  We develop, produce and sell CMP slurries for polishing many of the conducting, insulating and isolating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We also develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  In addition, we pursue demanding surface modification applications in other industries through our Engineered Surface Finishes (ESF) business.

On October 22, 2015, we completed the acquisition of NexPlanar Corporation ("NexPlanar"), a U.S. based company that had been privately held, which specialized in the development, manufacture and sale of advanced CMP pad solutions for the semiconductor industry.  We believe the acquisition of NexPlanar provides an opportunity to expand our polishing pad product offerings with a complementary technology, and leverage our global infrastructure to better serve our customers on a global basis, including offering performance-advantaged slurry and pad consumable sets.

CMP PROCESS WITHIN IC DEVICE MANUFACTURING

IC devices, or "chips", are components in a wide range of electronic systems for computing, communications, manufacturing and transportation.  Individual consumers most frequently encounter IC devices in mobile internet devices (MIDs) such as smart phones and tablets, microprocessors, application processors and memory chips in their desktop or laptop computers, and in automotive applications, gaming devices, and digital televisions.  The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon, with the first manufacturing step referred to as a "wafer start".  A large number of identical IC devices, or dies, are manufactured on each wafer at the same time.  The initial steps in the manufacturing process build transistors and other electronic components on the silicon wafer.  These are isolated from each other using a layer of insulating material, most often silicon dioxide, to prevent electrical signals from bridging from one transistor to another.  These components are then wired together using conducting materials such as aluminum or copper in a particular sequence to produce a functional IC device with specific characteristics.  When the conducting wiring on one layer of the IC device is completed, another layer of insulating material is added.  The process of alternating insulating and conducting layers is repeated until the desired wiring within the IC device is achieved.  At the end of the process, the wafer is cut into the individual dies, which are then packaged to form individual chips.

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

An effective CMP process is achieved through technical optimization of the CMP consumables in conjunction with an appropriately designed CMP process.  Prior to introducing new or different CMP slurries or pads into its manufacturing process, an IC device manufacturer generally requires the product to be qualified in its processes through an extensive series of tests and evaluations.  These qualifications are intended to confirm that the CMP consumable product will function properly within the customer's overall manufacturing process.  These tests and evaluations may require minor changes to the CMP process or the CMP slurry or pad.  While this qualification process varies depending on numerous factors, it is generally quite costly and may take six months or longer to complete.  IC device manufacturers usually take into account the cost, time required and impact on production when they consider implementing or switching to a new CMP slurry or pad.

CMP enables IC device manufacturers to produce smaller, faster and more complex IC devices with a greater density of transistors and other electronic components.  With smaller IC devices, IC device manufacturers can increase the number of IC devices that fit on a wafer, which increases their throughput, or the number of IC devices that can be manufactured in a given time period.  CMP also helps reduce the number of defective or substandard IC devices produced, which increases the device yield.  Producing more complex and higher performing IC devices increases the value of the wafers processed.  Improvements in throughput, yield, and value per wafer improve the return on an IC device manufacturer's significant investment in manufacturing capacity, which is a high priority.  More broadly, sustained growth in the semiconductor industry traditionally has been fueled by enhanced performance and lower unit costs, making IC devices more affordable in an expanding range of applications.  We believe CMP remains a critical process in leading-edge semiconductor technology, enabling IC device manufacturers to efficiently produce the complex chips, particularly where higher performance may now be accompanied by higher unit costs.

PRECISION POLISHING

Through our ESF business, we are applying our technical expertise in polishing techniques to demanding applications in other industries where shaping, enabling and enhancing the performance of surfaces is critical to success, such as for precision optics and electronic substrates, including silicon and silicon-carbide wafers.

Many of the production processes currently used in precision machining and polishing have been based on traditional, labor-intensive techniques, which are being replaced by computer-controlled, deterministic processes.  Our wholly-owned subsidiary, QED Technologies International, Inc. (QED), is a leading provider of deterministic finishing technology for the precision optics industry.  We believe precision optics are pervasive, serving several large existing industries such as semiconductor equipment, aerospace, defense, biomedical, research and digital imaging.

Index
OUR PRODUCTS

CMP CONSUMABLES FOR IC DEVICES

We develop, produce and sell CMP slurries for polishing a wide range of materials that conduct electrical signals, including tungsten, copper, tantalum (commonly referred to as "barrier"), which is used in copper wiring applications, and aluminum.  Slurries for polishing tungsten are used in the production of advanced memory and logic devices for a multitude of end use applications such as computers and servers, MIDs such as smart phones and tablets, gaming devices, and digital televisions, as well as in mature logic applications such as those used in automobiles and communication devices.  Tungsten slurries are also used in some of the most advanced technologies, such as 3D memory and FinFET for advanced logic IC devices.  Slurries for polishing copper and barrier materials are used in the production of advanced IC logic devices such as microprocessors for computers, and devices for graphic systems, gaming systems and communication devices, as well as in the production of advanced memory devices.  These products include different slurries for polishing the copper film and the thin barrier layer used to separate copper from the adjacent insulating material.  Slurries for polishing aluminum are used in certain advanced transistor gate structures.  We offer multiple products for each technology node to enable different integration schemes depending on specific customer needs.

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

We develop, produce and sell CMP polishing pads, which are consumable materials that work in conjunction with CMP slurries in the CMP polishing process.  We believe that CMP polishing pads represent a natural adjacency to our CMP slurry business, since both technologies are required by our customers to deliver their intended result and utilize the same technical, sales and support infrastructure.  Our polishing pad product portfolio includes pads utilizing both thermoset and thermoplastic polyurethane pad material.  We produce and sell pads that can be used on a variety of polishing tools, over a range of applications, including tungsten, copper, and dielectrics, over a range of technology nodes, and on both 300mm and 200mm wafers.

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

STRENGTHENING AND GROWING OUR CORE CMP CONSUMABLES BUSINESS

Delivering Innovative and High-Performing Solutions:  We believe that technology and innovation are vital to success in our CMP consumables business, and we devote significant resources to research and development.  We focus our research and development activity to deliver innovative CMP consumables products for advanced applications for our technology-leading customers.  We have established facilities in Japan, Singapore, South Korea, Taiwan, and the United States, in order to meet our customers' technology needs on a global basis.

We believe an example of our ability to deliver innovative products for advanced applications is the growth we saw in revenues in fiscal 2016 from our tungsten and certain dielectrics slurry products used in 3D memory and FinFET for advanced logic.  We believe our focused effort on advanced technologies with technology-leading customers will enable us to provide more compelling new products as technology continues to advance.  In addition, we believe our polishing pads product area represents a promising opportunity for continued growth.  We believe that combining pad technology and products from our NexPlanar acquisition with our organic pad technology and products will enable us to better serve the needs of our customers on a global basis, including the ability to offer performance-differentiated CMP slurry and pad consumable sets.

Close Collaboration with Our Customers:  We believe that building close relationships with our customers is essential to achieving long-term success in our business.  We collaborate with our customers to identify and deliver new and improved CMP solutions, to integrate our products into their manufacturing processes, and to assist them with supply, warehouse and inventory management.  Our customers demand a highly reliable supply source, and we believe we have a competitive advantage because of our ability to timely deliver high-quality products and service from the early stages of product development through the high-volume commercial use of our products.  We have strategically located our research and development and clean room facilities, manufacturing operations, and related technical and customer support teams to be responsive to our customers' needs.  We believe our research and development facilities, in close proximity to our customers, provide a competitive advantage.

Index

We believe the three supplier excellence awards we received from our customers in fiscal 2016 are evidence of our commitment to, and success in, delivering high-performing and high-quality products to our customers through close collaboration with them.  These awards recognized our product quality and reliability, as well as our customer support capabilities.  Our global business teams are focused on a range of projects with our customers to address specific business opportunities for advanced technologies.

Robust Global Supply Chain:  We believe that product and supply chain quality is critical to success in our business.  Our customers demand continuous improvement in the performance of our products, in terms of product quality and consistency.  We strive to reduce variation in our products and processes in order to increase quality, productivity and efficiency, and improve the uniformity and consistency of performance of our CMP consumables products.  Variability reduction becomes more important to our customers as technology advances.  Our global manufacturing sites are managed to provide the people, training and systems needed to support stringent industry demands for product quality.  To support our quality initiative, we practice the concepts of Six Sigma across our Company, which we believe has contributed to lower variability in our products and sustained improvement in productivity in our operations.  Six Sigma is a systematic, data-driven approach and methodology for improving quality by reducing variability.

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

ENGINEERED SURFACE FINISHES

Beyond our core CMP consumables business, through our ESF business, we develop and provide products for demanding polishing applications in other industries, such as in precision optics and electronic substrates.  Our QED subsidiary continues to be the technology leader in deterministic finishing for the precision optics industry.  QED's polishing and metrology technology enables customers to replace manual processes with automated solutions that provide more precise and repeatable results.  Another aspect of our ESF business is the polishing of electronic substrates, including silicon and silicon-carbide wafers.  CMP is utilized in the production of these wafers to ensure they meet the stringent specifications required by IC manufacturers.

INDUSTRY TRENDS

SEMICONDUCTOR INDUSTRY

We believe the semiconductor industry continues to exhibit a number of trends: demand within the semiconductor business is driven primarily by MIDs, and secondarily by personal computers (PCs) and a wide range of other electronic applications; overall industry growth fluctuates; our customer base consolidates; there is pressure to reduce costs; and, the pace of technology advancement has slowed.

We have discussed the significant shift in semiconductor industry demand over the past several years from IC devices for PCs to MIDs.  Demand for MIDs is largely consumer-based, versus more enterprise-based demand for PCs, so semiconductor industry demand fluctuates.  For example,  the semiconductor industry experienced soft demand conditions during the second half of our fiscal 2015 through the first half of fiscal 2016.  Semiconductor demand strengthened during the second half of fiscal 2016, apparently driven by inventory replenishment and preparation for new product launches.  A factor that could spur future industry growth is semiconductor industry development in China; significant domestic and international investment in both logic and memory capacity is ongoing, and more is expected in the future.  We continue to believe that semiconductor industry demand will grow over the long term based on increased usage of IC devices in existing applications, as well as future applications.

Index

Over a number of years, we have seen our customer base within the semiconductor industry consolidate as larger semiconductor manufacturers have generally grown faster than the smaller ones, through mergers and acquisitions as well as through alliances among and between different companies.  Costs to achieve the required scale in manufacturing within the semiconductor industry continue to rise, along with the related costs of research and development, and larger manufacturers generally have greater access to the resources necessary to manage their businesses, than do smaller ones.  This trend is particularly evident in capital spending within the industry, as the largest semiconductor companies account for an increasingly large portion of total capital spending in the industry compared to the past.

As demand for more advanced and lower cost electronic devices grows, there is continued pressure on IC device manufacturers to reduce their costs.  Many manufacturers reduce costs by pursuing ever-increasing scale in their operations, while seeking to reduce their production costs by increasing their production yields, regardless of their scale.  Thus, they look for CMP consumables products with quality and performance attributes that can help them reduce their overall cost of ownership, pursue ways to use smaller amounts of CMP materials, and also aggressively pursue price reductions for these materials.  The pressure on IC device manufacturers to reduce costs has led to increased usage of foundries, which further drives increasing scale.

Manufacturers also have historically reduced cost, and simultaneously improved device performance, by migrating to smaller technology nodes.  However, as the industry continues to shrink dimensions, leading edge technology node transitions are becoming more challenging due to technical and physical obstacles, and the pace of technology change has slowed.  To achieve performance and cost improvements, semiconductor manufacturers are placing greater emphasis on new device architectures, including 3D memory and FinFET.  3D NAND for advanced memory is now more broadly ramping in high-volume manufacturing, and several manufacturers of logic applications are in high-volume manufacturing using FinFET.  We believe semiconductor manufacturers will continue to depend upon highly engineered materials in these new architectures, requiring innovative CMP solutions.

CMP CONSUMABLES INDUSTRY

Demand for CMP consumables is primarily driven by wafer starts, so the CMP consumables industry reflects semiconductor industry demand patterns in terms of cyclicality, seasonality and specific device types.  Our revenue and net income for fiscal years 2012, 2013 and 2014 demonstrated seasonal swings in demand as we saw softer demand for our products in the first half of each of these fiscal years, followed by stronger demand during the second half.  However, consistent with overall semiconductor industry demand, in fiscal 2015, we saw a departure from this trend as demand for our products was stronger during the first half of the fiscal year, but weaker in the second.  In fiscal 2016, we saw a return to a more seasonal demand pattern as demand was softer during the first half of the fiscal year and stronger in the second half, which was consistent with the conditions experienced by a number of other participants in the semiconductor industry.  Over the long term, we anticipate worldwide demand for CMP consumables used by IC device manufacturers will grow as a result of expected long-term growth in wafer starts, the trend to more advanced technologies and an associated increase in the number of CMP polishing steps required to produce these advanced devices, and the introduction of new materials that will require CMP.

We expect the anticipated long-term growth in demand will be partially mitigated by continued efficiency improvements in CMP consumable usage as customers seek to reduce their costs.  As discussed above, semiconductor manufacturers look for ways to lower the cost of CMP consumables in their production operations, including improvements in technology, dilution of slurry, use of concentrated slurry products, or reduction of slurry flow rate, to reduce the total amount of slurry used, and to extend pad life.  In addition, CMP demand also depends upon the specific mix of IC device demand, since the intensity of CMP usage varies by IC device type.

Index

We believe that CMP technical solutions are becoming more complex, with advanced technologies generally requiring greater customization by customer, tool set and process integration approach.  As a result, we generally see customers selecting suppliers earlier in their development processes and maintaining preferred supplier relationships through production.  Therefore, we believe that close collaboration with our customers early in the development cycle offers the best opportunity for optimal CMP solutions.  We also believe that research and development programs with customers and suppliers continue to be vital to our success as we develop and commercialize innovative, high-performing and more cost-effective CMP solutions.

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

With respect to CMP polishing pads, a division of Dow Chemical has held the leading position in this area for many years.  Subsequent to our acquisition of NexPlanar, we believe we are the second largest supplier of CMP polishing pads to the industry.  A number of other companies also participate in this area of the CMP consumables business.  We believe that the combination of our organic pad technology and products with those we acquired with NexPlanar enable us to meet our customers' needs for lower defectivity, greater pad consistency, and longer pad life.  In addition, we believe that this combination will enable us to better serve our customers on a global basis, including offering performance-differentiated slurry and pad consumable sets.

Our QED subsidiary operates in the precision optics industry.  There are few direct competitors of QED and we believe its technology is unique and provides a competitive advantage to customers in the precision optics industry, which still relies heavily on traditional artisanal methods of fabrication.

CUSTOMERS, SALES AND MARKETING

Within the semiconductor industry, our customers are generally producers of logic or memory IC devices , or providers of IC foundry services.  Some logic customers, and so-called "fabless" companies, outsource some or all of the production of their devices to foundries, which provide contract manufacturing services, in order to avoid the high cost of process development, construction and operation of a fab, or to provide additional capacity when needed.  In fiscal 2016, excluding revenue attributable to data storage and ESF customers, approximately 42% of our revenue was from memory customers, 40% from foundry customers and 18% from logic customers.

Index

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

Our QED subsidiary supports customers in the semiconductor equipment, aerospace, defense, research, biomedical and digital imaging industries.  QED counts among its worldwide customers leading precision optics manufacturers, major semiconductor original equipment manufacturers, research institutions, and contractors to the United States and other governments.

In fiscal 2016, our five largest customers accounted for approximately 54% of our revenue, with Taiwan Semiconductor Manufacturing Corporation and Samsung each accounting for approximately 15% of our revenue, respectively.  For additional information on our customers, refer to Note 2 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of this Form 10-K.

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

Our technology efforts are focused on five main areas that span the early stage of product development involving new materials, processes and designs several years in advance of commercialization, to continuous improvement of already commercialized products in daily use in our customers' manufacturing facilities:

	Research related to fundamental CMP technology;
	Development of new and enhanced CMP consumables products, including collaboration on joint development projects with technology-leading customers and suppliers;
	Process development to support rapid and effective commercialization of new products;
	Technical support of our CMP products in our customers' research, development and manufacturing facilities; and,
	Development of polishing and metrology applications outside of the semiconductor industry.

Index

Our research in CMP slurries and pads addresses a breadth of complex and interrelated performance criteria that relate to the functional performance of the IC device, our customers' manufacturing yields, and their overall cost of ownership.  We design slurries and pads that are capable of polishing one or more materials of differing hardness, sometimes at the same time, that comprise the semiconductor circuitry.  In addition, our products must achieve the desired surface conditions at high polishing rates, high processing yields and low consumables costs in order to provide acceptable cost of ownership for our customers.  As technology advances and materials and designs increase in complexity, these challenges require significant investments in R&D.

We also commit R&D resources to our ESF business.  Products under development in this area include products used to polish silicon and silicon-carbide wafers to improve the surface quality of these wafers and reduce the customers' total cost of ownership.

We believe that technology provides us with a competitive advantage, and that our investments in R&D provide us with polishing and metrology capabilities that support the most advanced and challenging customer technology requirements.  In fiscal years 2016, 2015 and 2014, we incurred approximately $58.5 million, $59.8 million and $59.4 million, respectively, in R&D expenses.  We believe our Six Sigma initiatives in our R&D efforts allow us to conduct more research at a lower cost than through other means.  Investments in property, plant and equipment to support our R&D efforts are capitalized and depreciated over their useful lives.

Our global R&D team includes experts from the semiconductor industry and scientists from key disciplines required for the development of high-performance CMP consumable products.  We operate an R&D facility in Aurora, Illinois, that features a Class 1 clean room and advanced equipment for product development, including 300mm polishing and metrology capabilities; a facility in Japan, which includes a Class 1 clean room with 300mm polishing, metrology and slurry development capabilities; a facility in Taiwan that includes a clean room with 300mm polishing capability; a facility in South Korea that provides slurry formulation capability and 300mm polishing capability; an R&D laboratory in Singapore that provides polishing, metrology and slurry development capabilities for the data storage industry; and, a research facility in Rochester, New York that supports our QED business.  These facilities underscore our commitment to continuing to invest in our technology infrastructure to maintain our technology leadership and to be responsive to the needs of our customers.

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

INTELLECTUAL PROPERTY

We believe our intellectual property is important to our success and ability to compete, and we also differentiate our products and technology by their high quality and reliability, and our quality systems, global supply chain and logistics.  As of October 31, 2016, we had 1,285 active worldwide patents, of which 280 are U.S. patents, and 512 pending worldwide patent applications, of which 78 are in the U.S.  Many of these patents are important to our continued development of new and innovative products for CMP and related processes, as well as for new businesses.  Our patents have a range of duration.  We expect to lose worldwide patent coverage of a patent that has been material to some of our legacy business in approximately one year.  However, we refresh our intellectual property on an ongoing basis through continued innovation, and have significant patents that protect this technology and other legacy and advanced technology with a range of duration.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, use of certain manufacturing technologies, exclusive contractual arrangements with suppliers, and with employee and third party nondisclosure and assignment agreements.  We vigorously protect and defend our intellectual property, and have been successful in this regard.

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

EMPLOYEES

We believe our employees are the foundation of our success.  As of October 31, 2016, we employed 1,145 individuals, including 650 in operations, 259 in research and development and technical, 101 in sales and marketing and 135 in administration.  In general, our employees are not covered by collective bargaining agreements.  We have not experienced any work stoppages and consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We sell our products worldwide.  We believe our geographic coverage allows us to utilize our business and technical expertise from a diverse, global workforce, strategically located in close proximity to our customers.  For more financial information about geographic areas, see Note 20 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of this Form 10-K.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our products to fluctuate.  For example, we experienced some strengthening of demand conditions in the semiconductor industry during the second half of fiscal 2016, following relatively soft demand conditions during the second half of fiscal 2015 and the first half of fiscal 2016.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

Adverse global economic and industry conditions could have other negative effects on our Company.  For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, as evidenced by a customer that was placed into receivership in the fourth quarter of fiscal 2016, or our production process could be harmed if our suppliers cannot fulfill their obligations to us.  We also might have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

Some additional factors that affect demand for our products include: the types of electronic devices that are in demand, such as mobile internet devices (MIDs) versus PCs; products that our customers may produce, such as logic versus memory IC devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables; customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.

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

Our CMP consumables customer base is concentrated among a limited number of large customers.  The semiconductor industry has been consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through business gains, mergers and acquisitions, and strategic alliances.  Industry analysts predict that this trend will continue, which means the semiconductor industry will be comprised of fewer and larger participants in the future if their prediction is correct.  One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables purchased from us.  Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products.  Any deferral or significant reduction in the quantity or price of CMP consumables sold to these principal customers could seriously harm our business, financial condition and results of operations.

In fiscal 2016, our five largest customers accounted for approximately 54% of our revenue, with Taiwan Semiconductor Manufacturing Company (TSMC) and Samsung each accounting for approximately 15% of our revenue.  In fiscal year 2015, our five largest customers accounted for approximately 58% of our revenue, with TSMC and Samsung accounting for approximately 18% and 15%, respectively.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP COMPETITIVE CMP CONSUMABLES PRODUCTS, OFFER BETTER PRICING, SERVICE OR OTHER TERMS, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from other CMP consumables manufacturers or any new entrants could seriously harm our business and results of operations, and this competition could continue to increase.  Competition has and will likely continue to impact the prices we are able to charge for our CMP consumables products, as well as our overall business.  In addition, our competitors could have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products, could attempt to introduce products similar to ours following the expiration of our patents, as referenced above with respect to certain intellectual property material to some of our legacy business, or could attempt to introduce products that do not fall within the scope of our intellectual property rights.

ANY PROBLEM OR DISRUPTION IN OUR SUPPLY CHAIN, INCLUDING SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, OR IN OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS TO OUR CUSTOMERS,  COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in our supply of the key raw materials we use in our CMP slurries and pads, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, or labor-related issues, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers.  For example, in our third quarter of fiscal 2015, we incurred significant costs associated with raw material that did not meet our material quality requirements.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.

Index

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86%, 86% and 88% of our revenue was generated by sales to customers outside of the United States for fiscal 2016, 2015 and 2014, respectively.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations.

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

Further, we may never realize the perceived or anticipated benefits of a business combination or merger with, or asset or other acquisition of, or investments in, other entities.  Transactions such as these could have negative effects on our results of operations, in areas such as contingent liabilities, gross profit margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities.  Investments in and acquisitions of technology-related companies or assets are inherently risky because these businesses or assets may never develop, and we may incur losses related to these investments.  For example, in fiscal 2016, we recorded $1.0 million of impairment expense related to certain in-process technology, related to the NexPlanar acquisition.  In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.  PROPERTIES

Our principal U.S. facilities that we own consist of:

	a global headquarters and research and development facility in Aurora, Illinois, comprising approximately 200,000 square feet;
	a commercial slurry manufacturing plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet;
	a commercial polishing pad manufacturing plant and offices in Aurora, Illinois, comprising approximately 48,000 square feet;
	an additional 13.2 acres of vacant land in Aurora, Illinois; and,
	a facility in Addison, Illinois, comprising approximately 15,000 square feet.

Our principal U.S. facilities that we lease consist of:

*	two commercial pad manufacturing plants and offices in Hillsboro, Oregon, comprising approximately 73,000 square feet; and,
*	a development and technical support facility and business office in Rochester, New York, comprising approximately 23,000 square feet.

Our principal foreign facilities that we own consist of:

*	a commercial slurry and pad manufacturing plant, automated warehouse, research and development facility and offices in Kaohsiung County, Taiwan, comprising approximately 170,000 square feet;
*	a commercial slurry manufacturing plant and distribution center, and a development and technical support facility in Geino, Japan, comprising approximately 144,000 square feet; and,
*	a commercial slurry manufacturing plant, development facility and offices in Oseong, South Korea, comprising approximately 56,000 square feet.

Our principal foreign facilities that we lease consist of:

*	an office, laboratory and commercial polishing pad manufacturing plant in Hsin-Chu, Taiwan, comprising approximately 31,000 square feet; and,
*	a commercial slurry manufacturing plant, research and development facility and business office in Singapore, comprising approximately 24,000 square feet.

We believe that our facilities are suitable and adequate for their intended purpose and provide us with sufficient capacity and capacity expansion opportunities and technological capability to meet our current and expected demand in the foreseeable future.  For example, we are expanding our facilities in Oseong, South Korea to support future growth.

Index

ITEM 3.  LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Index
EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers and their ages as of October 31, 2016.

NAME	AGE	POSITION

David H. Li	43	President and Chief Executive Officer
H. Carol Bernstein	56	Vice President, Secretary and General Counsel
Yumiko Damashek	60	Vice President, Operations and Quality
Richard Hui	41	Vice President, Global Sales
William S. Johnson	59	Executive Vice President and Chief Financial Officer
Thomas F. Kelly	51	Vice President, Corporate Development
Ananth Naman	46	Vice President and Chief Technology Officer
Lisa A. Polezoes	52	Vice President, Human Resources
Daniel D. Woodland	46	Vice President, Marketing
Thomas S. Roman	55	Principal Accounting Officer and Corporate Controller

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

Index

THOMAS F. KELLY has served as our Vice President of Corporate Development since September 2016.  From 2012 until joining us, Mr. Kelly served as the Director of Global Raw Materials Procurement for Celanese Corporation.  Prior to that, he held various roles at Chemtura Corporation, culminating in serving as Vice President of New Business Development and the Program Management Organization from 2010 to 2012, and was Vice President of Product Management, Operations and Integration Planning from 2008 to 2010.  Before that, Mr. Kelly held various senior business operations, product management, and supply chain assurance positions with us from 1999 through 2008.  Mr. Kelly received his B.S. and M.S. degrees in Chemical Engineering from Villanova University, and his M.B.A. from Drexel University.

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

		HIGH	LOW
Fiscal 2015
	First Quarter	49.38	39.52
	Second Quarter	53.37	44.24
	Third Quarter	51.40	44.19
	Fourth Quarter	47.60	37.84
Fiscal 2016
	First Quarter	45.77	38.31
	Second Quarter	44.00	34.53
	Third Quarter	44.26	38.37
	Fourth Quarter	53.45	41.12
Fiscal 2017 First Quarter (through October 31, 2016)		56.81	38.70

As of October 31, 2016, there were approximately 727 holders of record of our common stock.  On January 7, 2016, we announced the initiation of a quarterly cash dividend program.  In conjunction with this program, our Board of Directors declared cash dividends of $0.18 per share, or approximately $4.4 million, for each of the last three quarters of fiscal 2016.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

Jul. 1 through Jul. 31, 2016	-	$-	-	$134,989

Aug. 1 through Aug. 31, 2016	8,538	50.12	8,500	$134,563

Sep. 1 through Sep. 30, 2016	10,517	50.94	10,500	$134,028

Total	19,055	$50.57	19,000	$134,028

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 636,839 shares for $26.0 million in fiscal 2016.  As of September 30, 2016, $134.0 million remains available under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-K.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Index

Separate from this share repurchase program, we purchased a total of 66,125 shares during fiscal 2016 pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock awarded under the EIP and OIP.

EQUITY COMPENSATION PLAN INFORMATION

See Part II, Item 12 of this Form 10-K for information regarding shares of common stock that may be issued under the Company's existing equity compensation plans.

Index

STOCK PERFORMANCE GRAPH

The following graph illustrates the cumulative total stockholder return on our common stock during the period from September 30, 2011 through September 30, 2016 and compares it with the cumulative total return on the NASDAQ Composite Index and the Philadelphia Semiconductor Index.  The comparison assumes $100 was invested on September 30, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of the special cash dividend we paid to our stockholders in fiscal 2012 and the quarterly cash dividends declared in fiscal 2016.  The performance shown is not necessarily indicative of future performance.  See "Risk Factors" in Part I, Item 1A above.

	9/11	12/11	3/12	6/12	9/12	12/12	3/13	6/13	9/13	12/13	3/14

Cabot Microelectronics Corporation	100.00	137.39	161.29	121.17	145.77	147.31	144.16	136.94	159.75	189.58	182.53
NASDAQ Composite	100.00	109.59	129.51	123.62	131.89	127.75	139.35	145.87	163.47	181.85	183.27
Philadelphia Semiconductor	100.00	111.93	134.13	120.24	120.50	123.59	134.66	140.75	149.30	162.10	175.06

	6/14	9/14	12/14	3/15	6/15	9/15	12/15	3/16	6/16	9/16

Cabot Microelectronics Corporation	185.22	171.95	196.30	207.29	195.43	160.71	181.62	170.48	177.17	222.16
NASDAQ Composite	192.60	195.96	207.22	214.28	218.81	202.60	219.78	214.53	213.65	234.66
Philadelphia Semiconductor	190.23	194.40	208.35	205.66	197.98	179.69	195.23	202.73	210.75	250.97

Index

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for each year of the five-year period ended September 30, 2016, has been derived from the audited consolidated financial statements.

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

CABOT MICROELECTRONICS CORPORATION
SELECTED FINANCIAL DATA - FIVE YEAR SUMMARY
(Amounts in thousands, except per share amounts)

	Year Ended September 30,
	2016	2015	2014	2013	2012 (1)
Consolidated Statement of Income Data:
Revenue	$430,449	$414,097	$424,666	$433,131	$427,657
Cost of goods sold	220,247	201,866	221,573	221,015	223,630
Gross profit	210,202	212,231	203,093	212,116	204,027

Operating expenses:
Research, development and technical	58,532	59,778	59,354	61,373	58,642
Selling and marketing	27,717	24,983	26,513	27,985	29,516
General and administrative	49,445	52,430	45,418	46,287	49,345
Total operating expenses	135,694	137,191	131,285	135,645	137,503

Operating income	74,508	75,040	71,808	76,471	66,524

Interest expense	4,723	4,524	3,354	3,643	2,309
Other income (expense), net	653	681	140	1,392	(1,011)
Income before income taxes	70,438	71,197	68,594	74,220	63,204
Provision for income taxes	10,589	15,051	17,843	21,642	23,110
Net income	$59,849	$56,146	$50,751	$52,578	$40,094

Basic earnings per share	$2.47	$2.32	$2.12	$2.27	$1.76

Weighted average basic shares outstanding	24,077	24,040	23,704	22,924	22,506

Diluted earnings per share	$2.43	$2.26	$2.04	$2.19	$1.71

Weighted average diluted shares outstanding	24,477	24,632	24,611	23,760	23,244

Cash dividends per share	$0.54	$-	$-	$-	$15.00

	As of September 30,
	2016	2015	2014	2013	2012 (1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$287,479	$354,190	$284,155	$226,029	$178,459
Other current assets	149,612	140,318	143,838	136,769	135,906
Property, plant and equipment, net	106,496	93,743	100,821	111,985	125,020
Other assets	184,339	72,223	72,353	76,809	74,006
Total assets	$727,926	$660,474	$601,167	$551,592	$513,391

Current liabilities	$65,885	$60,644	$55,448	$68,221	$62,920
Long-term debt	147,657	155,313	164,063	150,937	161,875
Other long-term liabilities	16,736	15,553	9,654	8,992	9,058
Total liabilities	230,278	231,510	229,165	228,150	233,853
Stockholders' equity	497,648	428,964	372,002	323,442	279,538
Total liabilities and stockholders' equity	$727,926	$660,474	$601,167	$551,592	$513,391

(1) In fiscal 2012, we completed a leveraged recapitalization and paid a special cash dividend of $15.00 per share, or $347,140 in the aggregate.  The dividend was funded with a $175,000 term loan and $172,140 of existing Company cash balances.

Index

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), as well as disclosures included elsewhere in this Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-K are forward-looking.  In particular, the statements herein regarding future sales and operating results; growth or contraction of, and trends in, the industry and markets in which the Company participates; the Company's management; various economic factors and international events; regulatory or legislative activity; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; natural disasters; the Company's supply chain; natural disasters; the acquisition of or investment in other entities, including NexPlanar Corporation ("NexPlanar"); uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason, based on a variety of factors; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the Company's current or future tax rate; the operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends", "estimates", "plans", "believes", "expects", "anticipates", "should", "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements which are included in Item 8 of Part II of this Form 10-K.

OVERVIEW

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby helping to enable IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.  We operate predominantly in one industry segment – the development, manufacture and sale of CMP consumables.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also pursue other demanding surface modification applications through our Engineered Surface Finishes (ESF) business where we develop and provide products for demanding polishing applications in other industries.

On October 22, 2015, we completed our acquisition of 100% of the outstanding stock of NexPlanar, which was a privately held, U.S. based company that specialized in the development, manufacture and sale of advanced CMP pad solutions for the semiconductor industry.  We acquired NexPlanar to expand our polishing pad portfolio and add a complementary pad technology for which we believe we can leverage our global infrastructure to better serve our customers, including offering performance-advantaged slurry and pad consumable sets.  We paid a total of $127.0 million, including total purchase consideration of $142.3 million, less cash acquired of $15.3 million.  The purchase consideration includes $142.2 million paid at the date of acquisition and $0.1 million for a post-closing adjustment.  In addition, we paid $0.1 million in compensation expense related to certain unvested NexPlanar stock options settled in cash at the acquisition date pursuant to the acquisition agreement.   See Note 3 of the Notes to the Consolidated Financial Statements of this Form 10-K for more information regarding the acquisition.

Index

On January 7, 2016, we announced that our Board of Directors had authorized the initiation of a dividend program under which the Company intends to pay quarterly cash dividends on its common stock.  Our Board of Directors declared quarterly cash dividends of $0.18 per share during each of the last three quarters of fiscal 2016, or approximately $4.4 million each quarter.  On January 7, 2016, we also announced that our Board of Directors authorized an increase in the Company's existing share repurchase program to $150.0 million, from the approximately $75.0 million that was available as of December 31, 2015.  The dividend and share repurchase programs, which can be suspended, modified or terminated at any time for any reason, are part of our balanced capital allocation strategy, including funding organic investments, dividends, share repurchases and acquisitions.

In fiscal 2016, demand patterns for our products reflected conditions within the overall semiconductor industry as demand was relatively soft during the first half of the fiscal year, followed by stronger demand during the second half.  The demand patterns that we experienced appear to be consistent with those experienced by other participants in the semiconductor industry.  Industry reports and some of our customers have indicated that inventories currently appear to be below normal levels in a number of areas, which appears to be driven by new product launches and stronger than normal seasonal demand.  Based on this, industry analysts and some of our customers are forecasting continued solid demand in the first quarter of our fiscal 2017.  Over the long-term, we continue to believe that semiconductor demand will grow, fueled by demand for mobile internet devices (MIDs), as well as a range of other electronic applications, including automotive and industrial, accompanied by the continued advancement of semiconductor technology, including growth of more complex device architectures such as 3D NAND and FinFET.  However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part I, Item 1A entitled "Risk Factors" in this Form 10-K.

Revenue for fiscal 2016 was $430.4 million, which represented an increase of 3.9% from $414.1 million reported for fiscal 2015.  The increase in revenue from fiscal 2015 reflects $23.5 million in revenue from NexPlanar pad products, partially offset by the impact of soft industry demand conditions in the first half of the fiscal year, and competitive dynamics in certain dielectrics and data storage applications, which we have disclosed previously.  We achieved record annual revenue in our tungsten slurry and polishing pad product areas.

Gross profit for fiscal 2016 expressed as a percentage of revenue was 48.8%, including a 120 basis point adverse impact of acquisition-related costs and NexPlanar amortization expense, compared to 51.3% reported for fiscal 2015.  The decrease in gross profit percentage from fiscal 2015 was primarily due to higher fixed manufacturing costs, including NexPlanar amortization expense and other NexPlanar-related costs, and higher material costs, partially offset by a higher-valued product mix, and lower costs associated with our annual cash incentive program (Short Term Incentive Program, or STIP, and previously, our Annual Incentive Program, or AIP).  Our gross profit percentage was consistent with our revised fiscal 2016 guidance of around 49.0% of revenue.  We expect our gross profit percentage for full fiscal year 2017 to be between 48.0% and 50.0% of revenue.  We may experience fluctuations in our gross profit due to a number of factors, including the level of our revenue, the extent to which we utilize our manufacturing capacity, and changes in our product mix, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses of $135.7 million, which include research, development and technical, selling and marketing, and general and administrative expenses, decreased 1.1%, or $1.5 million, from the $137.2 million reported for fiscal 2015.  The decrease in operating expenses was primarily due to lower costs associated with our STIP, lower clean room material costs, and the absence of costs associated with our CEO transition in fiscal 2015, partially offset by NexPlanar costs, including $1.8 million of NexPlanar amortization expense, $1.6 million of acquisition-related costs, and a $1.0 million impairment charge on certain NexPlanar in-process technology.  We expect total operating expenses for our full fiscal year 2017 to be in the range of $137.0 million to $142.0 million.

Diluted earnings per share in fiscal 2016 were $2.43, including a $0.25 adverse impact of NexPlanar amortization expense, acquisition-related costs and the impairment charge, and represented an increase of 7.5%, or $0.17, from $2.26 in fiscal 2015.  The increase was primarily due to higher revenue and a lower effective tax rate, partially offset by a lower gross profit margin.

Index

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This MD&A, as well as disclosures included elsewhere in this Form 10-K, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to bad debt expense, inventory valuation, valuation and classification of auction rate securities, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, interest rate swaps, share-based compensation, income taxes and contingencies.  We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances.  While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded.  We will continue to monitor the financial solvency of our customers and, if global economic, or individual customer, conditions weaken, we may have to record additional increases to our allowance for doubtful accounts.  As of September 30, 2016, our allowance for doubtful accounts represented 2.8% of gross accounts receivable, including $0.5 million recorded in the fourth quarter of fiscal 2016 for a customer that was placed into receivership.  If we had increased our estimate of bad debts by 100 basis points to 3.8% of gross accounts receivable, our general and administrative expenses would have increased by $0.6 million.

INVENTORY VALUATION

We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable.  An inventory reserve is maintained based upon a historical percentage of actual inventories written off applied against the inventory value at the end of the period, adjusted for known conditions and circumstances.  We exercise judgment in estimating the amount of inventory that is obsolete.  For instance, we wrote off approximately $1.4 million of inventory during the third quarter of fiscal 2015 related to raw material that did not meet our quality requirements.  Should actual product marketability be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required.  If we had increased our reserve for obsolete inventory at September 30, 2016 by 10%, our cost of goods sold would have increased by $0.2 million.

Index

VALUATION AND CLASSIFICATION OF AUCTION RATE SECURITIES

As of September 30, 2016, we owned two auction rate securities (ARS) recorded at cost with a par value of $5.5 million and an estimated fair value of $5.1 million, which are classified as other long-term assets on our Consolidated Balance Sheet and are considered held-to-maturity investments.  In general, ARS investments are securities with long-term nominal maturities for which interest rates are intended to be reset through a Dutch auction every seven to 35 days.  Historically, these periodic auctions provided a liquid market for these securities; however, beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

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

An other-than-temporary impairment must be recorded when a credit loss exists; that is when the present value of the expected cash flows from a debt security is less than the amortized cost basis of the security.  However, we believe the gross $0.4 million unrecognized loss on these securities is due to illiquidity in the ARS market rather than credit loss.  If illiquidity in the ARS market continues, if issuers of our ARS are unable to refinance the underlying securities, if the issuing municipalities are unable to pay their debt obligations and the bond insurance fails, or if credit ratings decline or other adverse developments occur in the credit markets, we may not be able to monetize our securities in the near term and may be required to adjust the carrying value of these instruments through an impairment charge that may be deemed other-than-temporary.

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

We assess the recoverability of the carrying value of long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the assets may be impaired.  We perform a periodic review of our long-lived assets to determine if such impairment indicators exist.  We must exercise judgment in assessing whether an event of impairment has occurred.  For purposes of recognition and measurement of an impairment loss, long-lived assets are either individually identified or grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We must exercise judgment in this grouping.  If the sum of the undiscounted future cash flows expected to result from the identified asset group is less than the carrying value of the asset group, an impairment provision may be required.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset group from the net book value of the asset group.  Determining future cash flows and estimating fair values require significant judgment and are highly susceptible to change from period to period because they require management to make assumptions about future sales and cost of sales generally over a long-term period.  We recorded impairment expense on long-lived assets of $2.3 million in fiscal 2014.  We did not record any impairment expense in fiscal 2016 or 2015.

We evaluate the estimated fair value of investments annually, or more frequently if indicators of potential impairment exist, to determine if an other-than-temporary impairment in the value of the investment has taken place.

Index

BUSINESS COMBINATIONS

Our acquisition of NexPlanar, which we completed on October 22, 2015, was our first acquisition under the current standards of accounting for business combinations.  These standards require assets and liabilities of an acquired business to be recognized at their estimated fair value.  We engage independent third-party appraisal firms to assist us in determining the fair values of assets and liabilities acquired.  This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.  Goodwill represents the residual value of the purchase price over the fair value of net assets acquired, including identifiable intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows related to acquired developed technologies and patents and assumptions about the period of time the technologies will continue to be used in the Company's product portfolio; expected costs to develop the in-process technology into commercially viable products and estimated cash flows from the products when completed; and discount rates.  Management's estimates of value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may cause actual realized values to be different from management's estimates.

We recorded $58.4 million of goodwill and $55.0 million of intangible assets related to our acquisition of NexPlanar.  The intangible assets included $50.0 million with finite lives established and $5.0 million of in-process technology.  In the fourth quarter of fiscal 2016, we determined that one of the products under development was unlikely to meet our original cash flow projections based on information received subsequent to the date of acquisition.  Consequently, we recorded a $1.0 million impairment of this intangible asset.

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

The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  A component is a reporting unit when the component constitutes a business for which discreet financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We have four reporting units, all of which had goodwill and intangible assets as of September 30, 2016, the date of our annual impairment test.  Two of the reporting units, CMP Slurries and CMP Pads, represent 94% of the goodwill balance on our Consolidated Balance Sheet as of September 30, 2016.  The goodwill related to CMP Pads resulted from our acquisition of NexPlanar.

Accounting guidance provides an entity the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a quantitative ("step one").  In fiscal 2014, 2015 and 2016, we chose to use a step one analysis for goodwill impairment.

Similarly, an entity has the option to use a step zero or step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2014, 2015 and 2016, we used a step one analysis to determine the recoverability of indefinite-lived intangible assets.

Factors requiring significant judgment include assumptions related to future growth rates, discount factors, royalty rates and tax rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.  Our reporting units had a calculated fair value that was in excess of the carrying value between 41% and 390%.  If the fair value of each of the reporting units decreased by 10%, the fair value would still exceed the carrying value by more than 25%.  As a result of the review performed in the fourth quarter of fiscal 2016, and the related sensitivity analysis, we determined that there was no impairment of our goodwill and intangible assets as of September 30, 2016, other than the $1.0 million impairment of certain NexPlanar in-process technology noted above.

Index

INTEREST RATE SWAPS

In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  The fair value of our interest rate swaps is estimated using standard valuation models and market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value.  We have designated these swap agreements as cash flow hedges pursuant to ASC 815, "Derivatives and Hedging".  As cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged.  The effective portion is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion is recorded as a component of interest expense.  Changes in the method by which we pay interest from one-month LIBOR to another rate of interest could create ineffectiveness in the swaps, and result in amounts being reclassified from other comprehensive income into net income.  Hedge effectiveness is tested quarterly to determine if hedge treatment continues to be appropriate.

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options, expected dividend yield, and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The expected dividend yield represents our annualized dividend in dollars divided by the stock price on the date of grant.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of award.

In fiscal 2016, pursuant to the Merger Agreement for our acquisition of NexPlanar, we granted incentive stock options (ISOs), as allowed under our current Omnibus Incentive Plan, to certain NexPlanar employees in substitution for unvested ISOs they had held in NexPlanar at the time of the closing of the acquisition.  We used the Black-Scholes option-pricing model to estimate the grant date fair value of these ISOs to calculate share-based compensation expense in fiscal 2016 and for future periods.

ACCOUNTING FOR INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We assess whether or not our deferred tax assets will ultimately be realized and record an estimated valuation allowance on those deferred tax assets that may not be realized.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal 2014, 2015 and 2016, we elected to permanently reinvest the earnings of all of our fnooreign subsidiaries.  See the section titled "Liquidity and Capital Resources" in this MD&A and Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information on income taxes and permanent reinvestment.

Index

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

The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

	Year Ended September 30,
	2016	2015	2014

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	51.2	48.7	52.2
Gross profit	48.8	51.3	47.8

Research, development and technical	13.6	14.5	14.0
Selling and marketing	6.4	6.0	6.2
General and administrative	11.5	12.7	10.7
Operating income	17.3	18.1	16.9
Interest expense	1.1	1.1	0.8
Other income, net	0.2	0.2	0.1
Income before income taxes	16.4	17.2	16.2
Provision for income taxes	2.5	3.6	4.2

Net income	13.9%	13.6%	12.0%

Index
YEAR ENDED SEPTEMBER 30, 2016, VERSUS YEAR ENDED SEPTEMBER 30, 2015

REVENUE

Revenue was $430.4 million in fiscal 2016, which represented an increase of 3.9%, or $16.4 million, from fiscal 2015.  The increase in revenue was driven by a $26.6 million increase due to favorable product mix, partially offset by a $5.6 million decrease due to lower overall sales volume and a $4.1 million decrease due to price changes.  Revenue from polishing pads increased 62.5% from fiscal 2015, and included $23.5 million from our NexPlanar acquisition.  Revenue from tungsten slurries increased 3.7%, and revenue from dielectrics slurries increased 2.9% from last year.  The decrease in overall sales volume was consistent with soft demand conditions seen in the global semiconductor industry during the first half of our fiscal year  and competitive dynamics within dielectrics and data storage applications.

COST OF GOODS SOLD

Total cost of goods sold was $220.2 million in fiscal 2016, which represented an increase of 9.1%, or $18.4 million, from fiscal 2015, which reflects the addition of NexPlanar.  The increase in cost of goods sold was primarily due to a $13.5 million increase due to higher fixed manufacturing costs, including $4.5 million of NexPlanar amortization expense, a $10.1 million increase due to higher variable manufacturing costs, including higher material costs, and a $3.0 million increase due to product mix.  These increases were partially offset by a $5.0 million decrease due to lower costs related to material quality, a $2.0 million decrease due to lower logistics costs, and a $1.6 million decrease due to lower sales volume.

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

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.8% in fiscal 2016 compared to 51.3% for fiscal 2015, and was consistent with our revised full year guidance of around 49.0%.  The decrease in gross profit percentage from fiscal 2015 was primarily due to higher fixed manufacturing costs, including NexPlanar amortization expense and other NexPlanar costs, and higher material costs, partially offset by a higher-valued product mix, and lower STIP costs discussed above.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $58.5 million in fiscal 2016, which represented a decrease of 2.1%, or $1.2 million, from fiscal 2015.  The decrease was primarily due to $3.0 million in lower clean room material costs and $0.8 million in lower staffing-related costs, including costs associated with our STIP, partially offset by $1.1 million in higher professional and service fees, including costs of joint development arrangements, and a $1.0 million impairment of a NexPlanar intangible asset for certain in-process technology under development at the acquisition date.

Our research, development and technical efforts are focused on the following main areas:

	Research related to fundamental CMP technology;
	Development of new and enhanced CMP consumable products, including collaboration on joint development projects with technology-leading customers and suppliers;
	Process development to support rapid and effective commercialization of new products;
	Technical support of CMP products in our customers' research, development and manufacturing facilities; and,
	Development of polishing and metrology applications outside of the semiconductor industry.

Index

SELLING AND MARKETING

Selling and marketing expenses were $27.7 million in fiscal 2016, which represented an increase of 10.9%, or $2.7 million, from fiscal 2015.  The increase was primarily due to $1.8 million of NexPlanar amortization expense and $0.9 million in higher product sample costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $49.4 million in fiscal 2016, which represented a decrease of 5.7%, or $3.0 million, from fiscal 2015.  The decrease was primarily due to $6.1 million in lower staffing-related costs, including costs associated with our STIP and the absence of costs associated with the fiscal 2015 executive officer transition.  This decrease was partially offset by $0.8 million in higher professional fees, $0.7 million in higher bad debt expense, including $0.5 million for a customer placed into receivership in the fourth quarter of fiscal 2016, the absence of $0.6 million of certain foreign goods and services tax credits recorded in fiscal 2015, and $0.5 million in higher information technology costs.  General and administrative expenses in fiscal 2016 include $1.3 million of acquisition-related costs.

INTEREST EXPENSE

Interest expense was $4.7 million in fiscal 2016, and increased $0.2 million from fiscal 2015.  The increase was primarily due to higher variable interest rates on the portion of our outstanding debt on which we have not fixed the interest rate via interest rate swaps.

OTHER INCOME, NET

Other income was $0.7 million in both fiscal 2016 and fiscal 2015.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 15.0% in fiscal 2016 compared to 21.1% in fiscal 2015.  The decrease in the effective tax rate during fiscal 2016 was primarily due to the absence of income taxes incurred in the first quarter of fiscal 2015 related to the restructuring of our operations in Taiwan, the reinstatement of the research and experimentation tax credit in December 2015, and the benefit of $0.9 million related to domestic production deductions.  This was partially offset by a change in the mix of earnings among various jurisdictions in which we operate, including a scheduled reduction in the benefit available under our tax holiday in South Korea from 100% to 50% of the statutory tax rate in effect in South Korea.  See Note 17 of the Notes to the Consolidated Financial Statements for more information on our income tax provision.  We expect our effective tax rate for full fiscal 2017 to be in the range of 17.0% to 20.0%.

NET INCOME

Net income was $59.8 million in fiscal 2016, which represented an increase of 6.6%, or $3.7 million, from fiscal 2015.  The increase was primarily due to higher revenue and a lower effective tax rate, partially offset by higher production costs.

Index

YEAR ENDED SEPTEMBER 30, 2015, VERSUS YEAR ENDED SEPTEMBER 30, 2014

REVENUE

Revenue was $414.1 million in fiscal 2015, which represented a decrease of 2.5%, or $10.6 million, from fiscal 2014.  The decrease in revenue was primarily due to a $12.0 million decrease in sales volume, a $7.5 million decrease due to the effect of foreign exchange rate changes, primarily due to the weakening of the Japanese yen and the Korean won versus the U.S. dollar, and $1.9 million due to changes in average selling prices.  These decreases were partially offset by a $10.8 million increase due to product mix.  The decrease in revenue from fiscal 2014 reflected softness of demand in the global semiconductor industry and the loss of approximately $20.0 million in annualized legacy dielectrics slurry business for lower-performing applications for 200 millimeter wafers, discussed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.  We also generated lower revenue from our slurries for polishing aluminum and data storage applications, as well as from our polishing pads.  These decreases were partially offset by increased revenue from our slurries for polishing tungsten, which generated record annual revenue, and increased revenue from our ESF products.

COST OF GOODS SOLD

Total cost of goods sold was $201.9 million in fiscal 2015, which represented a decrease of 8.9%, or $19.7 million, from fiscal 2014.  The decrease in cost of goods sold was primarily due to a $12.3 million decrease due to product mix, an $8.9 million decrease due to foreign exchange fluctuations, primarily due to the weakening of the yen, and a $3.7 million decrease due to lower sales volume.  These decreases in cost of goods sold were partially offset by a $4.7 million increase due to lower manufacturing yields, including $1.4 million in costs related to raw material that did not meet our quality requirements that we recorded in the third quarter of fiscal 2015, and a $1.2 million increase in sample costs.

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

SELLING AND MARKETING

Selling and marketing expenses were $25.0 million in fiscal 2015, which represented a decrease of 5.8%, or $1.5 million, from fiscal 2014.  The decrease was primarily due to $1.6 million in lower staffing-related costs, $0.4 million in lower travel-related costs, and $0.3 million in lower marketing costs, partially offset by $1.2 million in separation costs associated with the departure of three executive officers.

Index

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $52.4 million in fiscal 2015, which represented an increase of 15.4%, or $7.0 million, from fiscal 2014.  The increase was primarily due to $8.0 million in higher staffing-related costs, including costs associated with our STIP and executive officer transitions, partially offset by a $0.7 million decrease in certain foreign goods and services tax.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of $95.2 million in fiscal 2016, $98.2 million in fiscal 2015 and $67.5 million in fiscal 2014.  Our cash provided by operating activities in fiscal 2016 represented $99.4 million in net income and non-cash items and a $4.2 million decrease in cash flow due to a net increase in working capital.  The increase in working capital included higher accounts receivable due to higher sales in the fourth quarter of fiscal 2016 compared to the same period of fiscal 2015, and lower accrued liabilities, including payments related to our annual cash incentive bonus program.  The cash payment made in the first quarter of fiscal 2016 pursuant to our AIP, related to our performance in fiscal 2015, was $6.4 million higher than the cash incentive payment made in the first quarter of fiscal 2015, related to our performance in fiscal 2014.  The decrease in cash flow from operations in fiscal 2016 from fiscal 2015 was primarily due to the increased working capital, partially offset by higher net income and non-cash items.  The increase in cash flow from operations in fiscal 2015 from fiscal 2014 was primarily due to higher net income, a decrease in accounts receivable due to lower revenue in the fourth quarter of fiscal 2015 compared to the same quarter of fiscal 2014, and changes in the timing and amount of payments for accrued expenses, including payments related to our AIP, partially offset by a larger increase in inventories, primarily due to higher raw material costs.

Index

In fiscal 2016, cash flows used in investing activities were $144.4 million, representing $127.0 million for the NexPlanar acquisition, which is net of $15.3 million in cash acquired, and $17.6 million for purchases of property, plant and equipment.  We received $0.2 million from other investing activities.  In fiscal 2015, we used $13.4 million in investing activities representing $13.8 million in purchases of property plant and equipment, partially offset by $0.4 million received from other investing activities.  We used $9.0 million in investing activities in fiscal 2014 representing $12.6 million in purchases of property plant and equipment, partially offset by $2.3 million received from the liquidation of a portion of our auction rate securities and $1.3 million received from other investing activities.  We estimate that our total capital expenditures in fiscal 2017 will be in the range of $20.0 to $25.0 million, primarily due to our ongoing facility expansion in South Korea.

In fiscal 2016, cash flows used in financing activities were $24.4 million.  We used $26.0 million to repurchase common stock under our share repurchase program, and $2.8 million to repurchase common stock pursuant to the terms of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock awarded under these plans.  We also used $8.8 million to repay long-term debt, and we paid $8.6 million in dividends on our common stock.  We received $19.5 million from the issuance of common stock related to the exercise of stock options granted under our EIP and our OIP and for the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), and we received $2.3 million in tax benefits related to exercises of stock options and vesting of restricted stock awarded under the EIP and OIP.  In fiscal 2015, cash flows used in financing activities were $9.0 million.  We used $40.0 million to repurchase common stock under our share repurchase program, and $2.2 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock awarded under these plans.  We also used $8.8 million to repay long-term debt.  We received $35.8 million from the issuance of common stock related to the exercise of stock options granted under our EIP and our OIP and for the sale of shares to employees under our ESPP, and we received $6.2 million in tax benefits related to exercises of stock options and vesting of restricted stock awarded under these plans.  In fiscal 2014, cash flows provided by financing activities were $1.2 million.  We received $43.1 million from the issuance of common stock related to the exercise of stock options granted under our EIP, our OIP and from the sale of shares to employees under our ESPP, $17.5 million from the issuance of long-term debt under our amended credit agreement, and $2.8 million in tax benefits related to exercises of stock options and vesting of restricted stock awarded under the EIP and OIP.  We used $53.0 million to repurchase common stock under our share repurchase program and $2.1 million to repurchase common stock pursuant to the terms of our EIP and OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock awarded under these plans.  We also used $6.6 million to repay long-term debt and paid $0.6 million in debt issuance costs.

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 636,839 shares for $26.0 million in fiscal 2016, 851,245 shares for $40.0 million in fiscal 2015, and 1,229,494 shares for $53.0 million in fiscal 2014.  As of September 30, 2016, $134.0 million remains available under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  In fiscal years 2015 and 2016, we entered into "10b5-1" stock purchase plan agreements with independent brokers to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

On January 7, 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock.  Pursuant to this announcement, our Board of Directors declared quarterly cash dividends of $0.18 per share, or approximately $4.4 million, during each of the last three quarters of fiscal 2016, the latest of which we paid on or about October 28, 2016 to shareholders of record as of October 3, 2016.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

Index

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  In June 2014, we entered into an amendment to the Credit Agreement (the "Amendment"), which provided for an additional $17.5 million in Term Loan commitments to bring the total commitments to the same level as the original amount under the Credit Agreement at its inception in 2012, an extension of the maturity date of the Credit Facilities to June 27, 2019, and changes to certain pricing and other terms of the agreement, including a relaxed consolidated leverage ratio financial covenant.  The Amendment also increased the uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, from $75.0 million to $100.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The additional Term Loan commitments were drawn on June 27, 2014, and the Revolving Credit Facility remains undrawn.  The Term Loan had $155.3 million outstanding as of September 30, 2016.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions and according to certain terms: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 through the expiration of the Credit Agreement.  As of September 30, 2016, our consolidated leverage ratio was 1.31 to 1.00 and our consolidated fixed charge coverage ratio was 3.76 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 10 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information regarding the Credit Agreement.

As of September 30, 2016, we had $287.5 million of cash and cash equivalents, $171.5 million of which was held in foreign subsidiaries in Japan, the Netherlands, Singapore, South Korea and Taiwan where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  If we choose to repatriate these earnings in the future through dividends or loans to the U.S. parent company, the earnings could become subject to additional income tax expense.

We believe that our current balance of cash and long-term investments, cash generated by our operations and available borrowing capacity under our Credit Facilities will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities, dividend payments, and share repurchases for at least the next twelve months.  However, in pursuit of corporate development initiatives, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2016 and 2015, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Index

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS (In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$155.3	$7.7	$147.6	$-	$-
Interest expense and fees on long-term debt	10.2	3.8	6.4	-	-
Purchase obligations	30.6	26.7	3.5	0.4	-
Operating leases	10.1	2.4	3.1	1.7	2.9
Severance agreements	1.9	1.7	0.2	-	-
Other long-term liabilities *	16.1	1.4	3.0	-	11.7
Total contractual obligations	$224.2	$43.7	$163.8	$2.1	$14.6

* We have excluded deferred tax liabilities from the other long-term liability amounts presented, as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.  We have also excluded $0.7 million related to the fair value of the long-term portion of our interest rate swaps as the expected interest payments are included in the table above under the caption "Interest expense and fees on long-term debt".

INTEREST EXPENSE AND FEES ON LONG-TERM DEBT

Interest payments on long-term debt reflect interest rates in effect at September 30, 2016.  The interest payments reflect LIBOR rates currently in effect on $77.7 million of our outstanding debt, and reflect fixed interest rates on $77.7 million of outstanding debt for which we have executed interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 10 of the Notes to the Consolidated Financial Statements of this Form 10-K for additional information regarding our long-term debt.

PURCHASE OBLIGATIONS

We have been operating under a multi-year supply agreement with Cabot Corporation, our former parent company which is not a related party, for the purchase of fumed silica, the current term of which runs through December 31, 2019.  This agreement required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum, and provides us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1.5 million in each of calendar years 2017, 2018 and 2019.  The purchase obligations in the table above reflect management's expectation that we will meet the minimum purchase quantities in calendar 2016.  Purchase obligations include an aggregate amount of $7.9 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The $1.5 million payment due in calendar year 2017 is included in accrued liabilities on our Consolidated Balance Sheet as of September 30, 2016, and the calendar 2018 and 2019 payments are included in other long-term liabilities in the table above.

OPERATING LEASES

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years of their respective commencement dates and may be renewed by us.

SEVERANCE AGREEMENTS

Liabilities for severance agreements at September 30, 2016 represent payments to be made to former or to be former employees in accordance with individual agreements.

Index

OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2016 primarily consist of liabilities related to our foreign benefit plans in Japan and Korea, which represents approximately $8.7 million, the $4.5 million total contract fees noted above under "Purchase Obligations", our liability for future payments to be made under our Cabot Microelectronics Supplemental Employee Retirement Plan, and our liability for uncertain tax positions.

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

The significant weakening of the Japanese yen against the U.S. dollar in fiscal years 2014 and 2015 adversely affected our revenue.  The weakening of the yen had a net favorable impact on our gross profit percentage in fiscal years 2014 and 2015, as our yen-denominated cost of goods sold was greater than our yen-denominated revenue.  To a lesser extent, we also saw a favorable foreign exchange impact on our yen-denominated operating expenses in fiscal years 2014 and 2015.  Additionally, the fluctuations of the yen, won and New Taiwan dollar have had a significant impact on other comprehensive income on our Consolidated Balance Sheet.  During fiscal 2016, we recorded $16.0 million in currency translation gains, net of tax, that are included in other comprehensive income.  During fiscal 2015, we recorded $14.1 million in currency translation losses, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of September 30, 2016, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At September 30, 2016, we had $155.3 million in long-term debt outstanding on our Term Loan.  In the first quarter of fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment to maintain a fixed rate of interest on half of our outstanding debt.  As of September 30, 2016, the fair value of this cash flow hedge is a liability of $1.3 million.  At September 30, 2016, we had $77.7 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

Index

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At September 30, 2016, we owned two auction rate securities (ARS) with a total estimated fair value of $5.1 million and par value of $5.5 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see  "Critical Accounting Policies and Estimates" in MD&A in Part II, Item 7, and Notes 4 and 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Index
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	83

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Cabot Microelectronics Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Microelectronics Corporation and its subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it presents deferred taxes on the balance sheet in fiscal 2016.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded NexPlanar Corporation from its assessment of internal control over financial reporting as of September 30, 2016 because they were acquired by the Company in a purchase business combination during fiscal 2016.  We have also excluded NexPlanar Corporation from our audit of internal control over financial reporting.  NexPlanar Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 3.1% and 4.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2016.

PricewaterhouseCoopers LLP
Chicago, IL
November 16, 2016

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2016	2015	2014

Revenue	$430,449	$414,097	$424,666

Cost of goods sold	220,247	201,866	221,573

Gross profit	210,202	212,231	203,093

Operating expenses:
Research, development and technical	58,532	59,778	59,354
Selling and marketing	27,717	24,983	26,513
General and administrative	49,445	52,430	45,418
Total operating expenses	135,694	137,191	131,285

Operating income	74,508	75,040	71,808

Interest expense	4,723	4,524	3,354

Other income, net	653	681	140
Income before income taxes	70,438	71,197	68,594

Provision for income taxes	10,589	15,051	17,843

Net income	$59,849	$56,146	$50,751

Basic earnings per share	$2.47	$2.32	$2.12

Weighted-average basic shares outstanding	24,077	24,040	23,704

Diluted earnings per share	$2.43	$2.26	$2.04

Weighted-average diluted shares outstanding	24,477	24,632	24,611

Dividends per share	$0.54	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2016	2015	2014

Net income	$59,849	$56,146	$50,751

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	15,996	(14,126)	(8,136)
Minimum pension liability adjustment	(434)	(318)	(196)
Net unrealized gain (loss) on cash flow hedges	84	(901)	-
Unrealized gain on investments	-	-	151

Other comprehensive income (loss), net of tax	15,646	(15,345)	(8,181)

Comprehensive income	$75,495	$40,801	$42,570

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$287,479	$354,190
Accounts receivable, less allowance for doubtful accounts of $1,828 at September 30, 2016, and $1,224 at September 30, 2015	62,830	49,405
Inventories	72,123	70,678
Prepaid expenses and other current assets	14,659	12,840
Deferred income taxes	-	7,395
Total current assets	437,091	494,508

Property, plant and equipment, net	106,496	93,743
Goodwill	100,639	40,442
Other intangible assets, net	50,476	4,565
Deferred income taxes	20,747	12,212
Other long-term assets	12,477	15,004
Total assets	$727,926	$660,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,834	$15,448
Current portion of long-term debt	7,656	8,750
Accrued expenses, income taxes payable and other current liabilities	41,395	36,446
Total current liabilities	65,885	60,644

Long-term debt, net of current portion	147,657	155,313
Deferred income taxes	75	76
Other long-term liabilities	16,661	15,477
Total liabilities	230,278	231,510

Commitments and contingencies (Note 18)

Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 34,261,304 shares at September 30, 2016, and 33,489,181 shares at September 30, 2015	34	33
Capital in excess of par value of common stock	530,840	495,673
Retained earnings	330,776	284,088
Accumulated other comprehensive income (loss)	9,556	(6,090)
Treasury stock at cost, 9,744,642 shares at September 30, 2016, and 9,041,678 shares at September 30, 2015	(373,558)	(344,740)
Total stockholders' equity	497,648	428,964

Total liabilities and stockholders' equity	$727,926	$660,474

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$59,849	$56,146	$50,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,031	18,719	19,941
Provision for doubtful accounts	588	(84)	(170)
Share-based compensation expense	13,787	16,445	14,042
Deferred income tax expense (benefit)	(1,757)	869	(700)
Non-cash foreign exchange (gain)/ loss	(1,144)	1,391	943
(Gain)/Loss on disposal of property, plant and equipment	103	(28)	(51)
Impairment of assets	1,079	-	2,320
Other	815	(524)	(724)
Changes in operating assets and liabilities, excluding amounts related to acquisition:
Accounts receivable	(8,017)	9,013	(8,181)
Inventories	3,351	(8,290)	(3,794)
Prepaid expenses and other assets	3,935	(3,662)	576
Accounts payable	(478)	801	(850)
Accrued expenses, income taxes payable and other liabilities	(2,931)	7,390	(6,625)
Net cash provided by operating activities	95,211	98,186	67,478

Cash flows from investing activities:
Additions to property, plant and equipment	(17,670)	(13,812)	(12,551)
Proceeds from the sale of property, plant and equipment	17	201	202
Acquisition of business, net of cash acquired	(126,976)	-	-
Proceeds from the sale of investments	200	202	2,305
Other investing activities	-	-	1,062
Net cash used in investing activities	(144,429)	(13,409)	(8,982)

Cash flows from financing activities:
Issuance of long-term debt	-	-	17,500
Repayment of long-term debt	(8,750)	(8,750)	(6,562)
Dividends paid	(8,658)	-	-
Repurchases of common stock	(28,818)	(42,247)	(55,072)
Net proceeds from issuance of stock	19,512	35,782	43,070
Debt issuance costs	-	-	(550)
Tax benefits associated with share-based compensation expense	2,305	6,207	2,806
Net cash provided by (used in) financing activities	(24,409)	(9,008)	1,192

Effect of exchange rate changes on cash	6,916	(5,734)	(1,562)
Increase (decrease) in cash	(66,711)	70,035	58,126
Cash and cash equivalents at beginning of year	354,190	284,155	226,029
Cash and cash equivalents at end of year	$287,479	$354,190	$284,155

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,246	$8,543	$18,041
Cash paid for interest	$4,307	$4,107	$3,355

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of period	$1,005	$1,503	$1,267

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 30, 2013	$30	$376,206	$177,191	$17,436	$(247,421)	$323,442

Share-based compensation expense		14,042				14,042
Repurchases of common stock under share repurchase plans, at cost					(53,000)	(53,000)
Repurchases of common stock - other, at cost					(2,072)	(2,072)
Exercise of stock options	2	40,246				40,248
Issuance of Cabot Microelectronics restricted stock under Deposit Share Plan		210				210
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,612				2,612
Tax benefits from share-based compensation plans		3,950				3,950
Net income			50,751			50,751
Net unrealized gain on marketable securities				151		151
Foreign currency translation adjustment				(8,136)		(8,136)
Minimum pension liability adjustment				(196)		(196)

Balance at September 30, 2014	$32	$437,266	$227,942	$9,255	$(302,493)	$372,002

Share-based compensation expense		16,445				16,445
Repurchases of common stock under share repurchase plans, at cost					(40,026)	(40,026)
Repurchases of common stock - other, at cost					(2,221)	(2,221)
Exercise of stock options	1	33,175				33,176
Issuance of Cabot Microelectronics restricted stock under Deposit Share Plan		23				23
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,583				2,583
Tax benefits from share-based compensation plans		6,181				6,181
Net income			56,146			56,146
Foreign currency translation adjustment				(14,126)		(14,126)
Interest rate swaps				(901)		(901)
Minimum pension liability adjustment				(318)		(318)

Balance at September 30, 2015	$33	$495,673	$284,088	$(6,090)	$(344,740)	$428,964

Share-based compensation expense		13,787				13,787
Repurchases of common stock under share repurchase plans, at cost					(25,980)	(25,980)
Repurchases of common stock - other, at cost					(2,838)	(2,838)
Exercise of stock options	1	16,623				16,624
Issuance of Cabot Microelectronics restricted stock under Deposit Share Plan		52				52
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,837				2,837
Tax benefits from share-based compensation plans		1,868				1,868
Net income			59,849			59,849
Dividends			(13,161)			(13,161)
Foreign currency translation adjustment				15,996		15,996
Interest rate swaps				84		84
Minimum pension liability adjustment				(434)		(434)

Balance at September 30, 2016	$34	$530,840	$330,776	$9,556	$(373,558)	$497,648

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby helping to enable IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also develop and provide products for demanding surface modification applications in other industries through our Engineered Surface Finishes (ESF) business.

The audited consolidated financial statements have been prepared by us pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America.  We operate predominantly in one reportable segment - the development, manufacture, and sale of CMP consumables.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated as of September 30, 2016.

USE OF ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management's most difficult and subjective judgments include, but are not limited to, those estimates related to bad debt expense, inventory valuation, valuation and classification of auction rate securities, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, interest rate swaps, share-based compensation, income taxes and contingencies.  We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances.  However, future events are subject to change and estimates and judgments routinely require adjustment.  Actual results may differ from these estimates under different assumptions or conditions.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider investments in all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.  Short-term investments include securities generally having maturities of 90 days to one year.  We did not own any securities that were considered short-term as of September 30, 2016 or 2015.  .  See Note 4 for a more detailed discussion of other financial instruments.

Index

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances such as customer bankruptcies and increased risk due to economic conditions.  Uncollectible account balances are charged against the allowance when we believe that it is probable that the receivable will not be recovered.  In the fourth quarter of fiscal 2016, we recorded $514 in bad debt expense for a customer in Europe that was placed into receivership.

Accounts receivable, net of allowances for doubtful accounts, were $62,830 as of September 30, 2016 and $49,405 as of September 30, 2015.  The increase in accounts receivable was primarily due to the 22.5% increase in revenue in the fourth quarter of fiscal 2016 compared to the same period in fiscal 2015.  Amounts charged to bad debt expense are recorded in general and administrative expenses.  A portion of our receivables and the related allowance for doubtful accounts is denominated in foreign currencies, so they are subject to foreign exchange fluctuations which are included in the table below under deductions and adjustments.  Our allowance for doubtful accounts changed during the fiscal year ended September 30, 2016 as follows:

Balance as of September 30, 2015	$1,224
Amounts charged to expense	588
Deductions and adjustments	16
Balance as of September 30, 2016	$1,828

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist principally of accounts receivable.  We perform ongoing credit evaluations of our customers' financial conditions and generally do not require collateral to secure accounts receivable.  Our exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry and global economy.  With the exception of one customer bankruptcy in fiscal 2012 and the customer placed into receivership in fiscal 2016, we have not experienced significant losses relating to accounts receivable from individual customers or groups of customers.

Customers who represented more than 10% of revenue are as follows:

	Year Ended September 30,
	2016	2015	2014

Taiwan Semiconductor Manufacturing Co. (TSMC)	15%	18%	22%
Samsung Group (Samsung)	15%	15%	14%

TSMC accounted for 12.9% and 12.6% of net accounts receivable at September 30, 2016 and 2015, respectively.  Samsung accounted for 8.3% and 9.7% of net accounts receivable at September 30, 2016 and 2015, respectively.

Index

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

IMPAIRMENT OF LONG-LIVED ASSETS

Reviews are regularly performed to determine whether facts and circumstances exist that indicate the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated.  Asset recoverability assessment begins by comparing the projected undiscounted cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  If assets are determined to be recoverable, but their useful lives are shorter than originally estimated, the net book value of the asset is depreciated over the newly determined remaining useful life.  See Note 6 for more information regarding impairment expense recorded in fiscal years 2016, 2015 and 2014.

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

Index

GOODWILL AND INTANGIBLE ASSETS

We amortize intangible assets with finite lives over their estimated useful lives, which range from one to eleven years.  Intangible assets with finite lives are reviewed for impairment using a process similar to that used to evaluate other long-lived assets.  Goodwill and indefinite-lived intangible assets are not amortized and are tested annually in the fourth fiscal quarter, or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment, referred to as a component.  A component is a reporting unit when the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We have four reporting units, all of which have goodwill and intangible assets as of September 30, 2016.  Goodwill impairment testing requires a comparison of the fair value of each reporting unit to the carrying value.  If the carrying value exceeds fair value, then the fair value of the assets and liabilities for the reporting unit is used to determine the "implied" fair value of goodwill.  The amount of the impairment is the difference between the carrying value and the implied fair value of goodwill.  Accounting guidance provides an entity the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a quantitative analysis ("step one").  In fiscal 2014, 2015 and 2016, we chose to use a step one analysis for goodwill impairment.  Similarly, an entity has the option to use a step zero or step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2014, 2015 and 2016, we used a step one analysis to determine the recoverability of indefinite-lived intangible assets.  As discussed in more detail in Note 3, we recorded $1,000 in impairment expense on an in-process technology asset during the fourth quarter of fiscal 2016.  We determined that goodwill and the other intangible assets were not impaired as of September 30, 2016.

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

FOREIGN EXCHANGE MANAGEMENT

We transact business in various foreign currencies, primarily the Japanese yen, New Taiwan dollar and Korean won.  Our exposure to foreign currency exchange risks has not been significant because a large portion of our business is denominated in U.S. dollars.  However, there was a weakening of the Japanese yen against the U.S. dollar during fiscal years 2014 and 2015, which had some net positive impact on our gross margin percentage and our net income.  Periodically, we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting under the accounting rules for derivative instruments.  See Note 11 for a discussion of derivative financial instruments.

INTERCOMPANY LOAN ACCOUNTING

We maintain an intercompany loan agreement with our wholly-owned subsidiary, Nihon Cabot Microelectronics K.K. ("Nihon"), under which we provided funds to Nihon to finance the purchase of certain assets from our former Japanese branch at the time of the establishment of this subsidiary, for the purchase of land adjacent to our Geino, Japan, facility, for the construction of our Asia Pacific technology center, and for the purchase of a 300 millimeter polishing tool and related metrology equipment, all of which are part of Nihon, as well as for general business purposes.  Since settlement of the note is expected in the foreseeable future, and our subsidiary has made timely payments on the loan, the loan is considered a foreign-currency transaction.  Therefore the associated foreign exchange gains and losses are recognized as other income or expense rather than being deferred in the cumulative translation account in other comprehensive income.

Index

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

These intercompany loans are eliminated from our Consolidated Balance Sheet in consolidation.

PURCHASE COMMITMENTS

We have entered into unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers.  On an ongoing basis, we review our agreements and assess the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.  See Note 18 for additional discussion of purchase commitments.  To date, we have not recorded such a liability.

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

Although the majority of our products are sold directly, we market some of our products through distributors in certain areas of the world.  We recognize revenue upon shipment and when title is transferred to the distributor.  We do not have any arrangements with distributors that include payment terms, rights of return, or rights of exchange outside the ordinary course of business, or any other significant matters that we believe would impact the timing of revenue recognition.

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

INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We assess whether our deferred tax assets will ultimately be realized and record an estimated valuation allowance on those deferred tax assets that may not be realized.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal years 2014, 2015 and 2016 we elected to permanently reinvest the earnings of all of our foreign subsidiaries rather than repatriate the earnings to the U.S.  See Note 17 for additional information on income taxes.

Index

INTEREST RATE SWAPS

In fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  The fair value of our interest rate swaps is estimated using standard valuation models using market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value.  We have designated these swap agreements as cash flow hedges pursuant to ASC 815, "Derivatives and Hedging".  As cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged.  The effective portion is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion is recorded as a component of interest expense.  Changes in the method by which we pay interest from one-month LIBOR to another rate of interest could create ineffectiveness in the swaps, and result in amounts being reclassified from other comprehensive income into net income.  Hedge effectiveness is tested quarterly to determine if hedge treatment is appropriate.

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options, expected dividend yield, and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement eligible pursuant to their grants during the contractual term of the grant.  The expected dividend yield represents our annualized dividend in dollars divided by the stock price on the date of grant.  The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of award.

For additional information regarding our share-based compensation plans, refer to Note 13.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30).  The provisions of ASU 2015-03 require an entity to present the debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction to the carry amount of that debt liability.  ASU 2015-03 will be effective for us beginning October 1, 2016.  The implementation of this standard will require us to reclassify our debt issuance costs related to our term loan from their asset position on our balance sheet to a liability position as an offset to the carrying amount of our outstanding debt.  We do not expect the implementation of this standard to have a material effect on our financial statements.

Index

In April 2015, the FASB issued ASU No. 2015-05, "Customer Accounting for Fees Paid in a Cloud Computing Arrangement" (Subtopic 350-40).  ASU 2015-05 provides guidance to entities on accounting for entering into a cloud computing arrangement with and without a software license.  If an arrangement includes a software license, then the purchaser should account for the software license element of the arrangement consistent with the treatment of other software licenses.  If an arrangement does not include a software license, it should be treated as a service contract.  ASU 2015-05 will be effective for us beginning October 1, 2016.  We do not expect the implementation of this standard to have a material effect on our financial statements.

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

In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (Subtopic 835-30).  ASU 2015-15 provides guidance on the treatment of debt issuance cost related to line-of-credit arrangements based on comments provided by the SEC staff.  The SEC staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU 2015-15 will be effective for us beginning October 1, 2016.  We do not expect the implementation of this standard to have a material effect on our financial statements.

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

Index

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

In August 2016, the FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments" (Topic 230).  The provisions of this standard provide guidance on the classification within the statement of cash flows of certain types of cash receipts and cash payments in an effort to eliminate diversity in practice.  ASU 2016-15 will be effective for us beginning October 1, 2018, but early adoption is permitted.  We do not believe the adoption of this standard will have a material effect on our financial statements as we currently do not have any of the cash receipts or payments discussed in this standard.

3. BUSINESS COMBINATION

On October 22, 2015, the Company completed the acquisition of 100% of the outstanding stock of NexPlanar Corporation (NexPlanar), which was a privately held, U.S. based company that specialized in the development, manufacture and sale of advanced CMP pad solutions for the semiconductor industry.  We acquired NexPlanar to expand our polishing pad portfolio by adding a complementary pad technology for which we believe we can leverage our global infrastructure to better serve customers on a global basis, including offering performance-advantaged slurry and pad consumable sets.  We paid a total of $126,976, including total purchase consideration of $142,237, less cash acquired of $15,261.  The purchase consideration includes $142,167 paid at the date of acquisition and $70 for a post-closing adjustment.  In addition, we paid $154 in compensation expense related to certain unvested NexPlanar stock options settled in cash at the acquisition date.  See Note 13 for additional discussion of share-based compensation.  We have included 100% of the NexPlanar revenue and earnings since October 22, 2015 in our Consolidated Statement of Income.  The net revenue in our Consolidated Statement of Income for the year ended September 30, 2016, attributable to NexPlanar, was $23,492.  The net loss included in our Consolidated Statement of Income for the year ended September 30, 2016, attributable to NexPlanar, was $7,795.

Index

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Total purchase consideration	$142,237

Cash	$15,261
Accounts receivable	3,052
Inventories	2,768
Prepaid expenses and other current assets	1,712
Property, plant and equipment	6,901
Intangible assets	55,000
Deferred tax assets	20,509
Other long-term assets	1,458
Accounts payable	(1,057)
Accrued expenses and other current liabilities	(1,472)
Deferred tax liabilities	(20,313)
Total identifiable net assets	83,819
Goodwill	58,418
$142,237

The acquisition was accounted for using the acquisition method of accounting.  Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date.  We finalized the purchase price allocation during the fourth quarter of fiscal 2016.  We believe that the information we used provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, "Simplifying the Accounting for Measurement Period Adjustments" (Topic 805) (ASU 2015-16).  The provisions of ASU 2015-16 require an acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined.  We elected the early adoption provision of this standard in the quarter ended March 31, 2016.  During the quarter ended September 30, 2016, we reduced the total fair value of intangible assets acquired from $61,000 to $55,000 based on an improved understanding of the allocation of future expected cash flows amongst the various NexPlanar products at the date of acquisition.  We recorded an additional $210 in amortization expense in the fourth quarter of fiscal 2016 related to the changes in fair value of intangible assets.  We also reduced our deferred tax liability balance related to the intangible assets by $2,140, which decreased goodwill by the same amount.

The fair values of identifiable assets and liabilities acquired were developed with the assistance of third party valuation firms.  The fair value of acquired property, plant and equipment is valued at its "value-in-use" as there are no known plans to dispose of any assets.  The fair value of acquired identifiable intangible assets was determined using the "income approach" on an individual asset basis.  The key assumptions used in the calculation of the discounted cash flows include projected revenues, gross margin, operating expenses, and discount rate.  The valuations and the underlying assumptions have been deemed reasonable by Company management.  There are inherent uncertainties and management judgment required in these determinations.

Index

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Preliminary	Useful
	Fair Value	Life
Trade name	$8,000	7 years
Customer relationships	8,000	11 years
Developed technology - product family A	32,000	7 years
Developed technology - product family B	2,000	9 years
In-process technology	5,000
Total intangible assets	$55,000

The trade name represents the estimated fair value of the brand and name recognition associated with the marketing of NexPlanar's product offerings.  Customer relationships represent the estimated fair value of the underlying relationships and agreements with NexPlanar customers.  Developed technology represents the estimated fair value of NexPlanar's technology, processes and knowledge regarding its product offerings.  In-process technology represents the fair value assigned to technology projects under development as of the acquisition date.  The in-process technology assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects.  Upon successful completion of each project, we will make a determination of the appropriate useful life and the related amortization will be recorded as an expense over the estimated useful life based on the future expected cash flow stream.  In the fourth quarter of fiscal 2016, we recorded impairment expense of $1,000 representing the entire fair value of one of the in-process technology assets as management determined revised expected future cash flows were insufficient to support the value of the asset.  The intangible assets subject to amortization have a weighted average useful life of 7.7 years and are being amortized on a straight-line basis.

The excess of purchase consideration over the preliminary fair value of net assets acquired was recorded as goodwill, and is not deductible for income tax purposes.  The goodwill is primarily attributable to anticipated revenue growth from the combination of our and NexPlanar pad technologies, expected synergies from the combined operations, and the assembled workforce of NexPlanar.

NexPlanar's results of operations have been included in our unaudited consolidated statements of income and comprehensive income from the date of acquisition.  We incurred $816 in professional fees related to the acquisition, $526 of which were recorded as general and administrative expense during fiscal 2015, and $290 of which were recorded as general and administrative expense during fiscal 2016.  As previously discussed, we recorded $154 in compensation expense, related to the cash settlement of certain unvested NexPlanar stock options.

The following supplemental pro forma information summarizes the combined results of operations for Cabot Microelectronics and NexPlanar as if the acquisition had occurred on October 1, 2014.

	Year Ended September 30,
	2016	2015
Revenues	$431,856	$437,326
Net income	60,620	46,928
Earnings per share - basic	2.50	1.93
Earnings per share - diluted	$2.46	$1.89

Index

The historical financial information has been adjusted to give effect to pro forma adjustments, which consist of amortization expense associated with intangible assets, and the elimination of interest expense on NexPlanar debt repaid prior to the acquisition.  The proforma amounts for the year ended September 30, 2016 exclude the impact of $154 in compensation expense related to unvested NexPlanar stock options settled in cash, and $403 for the step-up of inventory as these items are assumed to have occurred during the quarter ended December 31, 2014 had the acquisition been completed on October 1, 2014.  The pro forma adjustments are based on information currently available.  Therefore, the pro forma consolidated results are not necessarily indicative of what the consolidated results actually would have been had the acquisition been completed on October 1, 2014.  The pro forma consolidated results do not purport to project future results of combined operations, nor do they reflect the expected realization of any revenue or cost synergies associated with the acquisition.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at September 30, 2016 and 2015.  See Note 10 for a detailed discussion of our long-term debt.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$287,479	$-	$-	$287,479
Other long-term investments	1,028	-	-	1,028
Derivative financial instruments	-	28	-	28
Total assets	$288,507	$28	$-	$288,535

Liabilities:
Derivative financial instruments	-	1,469	-	1,469
Total liabilities	$-	$1,469	$-	$1,469

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$354,190	$-	$-	$354,190
Other long-term investments	1,720	-	-	1,720
Derivative financial instruments	-	14	-	14
Total assets	$355,910	$14	$-	$355,924

Liabilities:
Derivative financial instruments	-	1,406	-	1,406
Total liabilities	$-	$1,406	$-	$1,406

Index

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  We invest exclusively in AAA-rated, prime institutional money market funds, comprised of high quality, short-term fixed income securities.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,028 in the fourth quarter of fiscal 2016 to reflect its fair value as of September 30, 2016.

Our derivative financial instruments include forward foreign exchange contracts and interest rate swaps.  In fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  These interest rate swaps represent our primary use of derivative financial instruments.  The fair value of our derivative instruments is estimated using standard valuation models using market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  See Note 11 for more information on our use of derivative financial instruments.

5. INVENTORIES

Inventories consisted of the following:

	September 30,
	2016	2015

Raw materials	$45,109	$42,603
Work in process	4,668	5,487
Finished goods	22,346	22,588
Total	$72,123	$70,678

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2016	2015

Land	$18,636	$17,076
Buildings	100,084	92,720
Machinery and equipment	198,870	167,448
Furniture and fixtures	6,642	6,172
Information systems	29,573	28,528
Construction in progress	6,358	7,553
Total property, plant and equipment	360,163	319,497
Less: accumulated depreciation	(253,667)	(225,754)
Net property, plant and equipment	$106,496	$93,743

Depreciation expense was $16,915, $16,060 and $17,467 for the years ended September 30, 2016, 2015 and 2014, respectively.

We did not record any impairment expense on property, plant and equipment in fiscal 2016 and 2015.  In fiscal 2014, we recorded $2,320 in impairment expense primarily related to the decision to write-off certain manufacturing assets in foreign locations.  Of this amount, $2,236 and $84 was included in cost of goods sold and selling and marketing expense, respectively.

Index

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $100,639 and $40,442 as of September 30, 2016 and 2015, respectively.  The increase in goodwill was due to $58,418 in goodwill related to the acquisition of NexPlanar and $1,779 in foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	September 30, 2016		September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$42,194	$12,718	$8,053	$7,490
Acquired patents and licenses	8,270	8,155	8,270	7,845
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	27,900	12,205	11,392	9,005

Total other intangible assets subject to amortization	80,914	35,628	30,265	26,890

In-process technology	4,000		-
Other indefinite-lived intangibles*	1,190		1,190
Total other intangible assets not subject to amortization	5,190		1,190

Total other intangible assets	$86,104	$35,628	$31,455	$26,890

*	Total other intangible assets not subject to amortization primarily consist of trade names.

Amortization expense was $8,176, $2,346 and $2,474 for fiscal 2016, 2015 and 2014, respectively.  Estimated future amortization expense of intangible assets as of September 30, 2016 for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense

2017	$7,780
2018	7,104
2019	6,675
2020	6,670
2021	6,664

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of our fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  An entity has the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a quantitative analysis ("step one").  Similarly, an entity has the option to use a step zero or a step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2015 and 2016, we chose to use a step one analysis for both goodwill impairment and for indefinite-lived intangible asset impairment.

Index

We completed our annual impairment test during our fourth quarter of fiscal 2016.  As discussed in Note 3, we recorded $1,000 of impairment expense on one of the in-process technology assets acquired in the NexPlanar acquisition during the fourth quarter of 2016 based on management's revised expected future cash flows for this asset.  The impairment charge was included in research, development and technical expenses on our Consolidated Statement of Income.  We concluded that no other impairment of goodwill or intangible assets was necessary.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

8. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	September 30,
	2016	2015

Auction rate securities (ARS)	$5,494	$5,694
Long-term contract asset	3,055	3,995
Other long-term assets	2,900	3,595
Other long-term investments	1,028	1,720
Total	$12,477	$15,004

We classify our ARS investments as held-to-maturity and have recorded them at cost.  Our ARS investments at September 30, 2016 consisted of two tax exempt municipal debt securities with a total par value of $5,494, both of which have maturities greater than ten years.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

The fair value of our ARS, determined using level 2 fair value inputs, was $5,066 as of September 30, 2016.  We have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity.  We believe the gross unrecognized loss of $428 is due to the illiquidity in the ARS market, rather than to credit loss.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.

In the third quarter of fiscal 2015, we amended a supply contract with an existing supplier.  The amended agreement includes a fee of $4,500, which provides us the option to purchase certain raw materials beyond calendar 2016.  This fee was recorded as a long-term asset at its present value and is being amortized into cost of goods sold on a straight-line basis through December 31, 2019, the expiration date of the agreement.  See Note 18 for more information regarding this contract.

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months.  As discussed in Note 4, we recorded a long-term asset and a corresponding long-term liability of $1,028 representing the fair value of our SERP investments as of September 30, 2016.

Index

9. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	September 30,
	2016	2015
Accrued compensation	$17,856	$23,793
Dividends payable	4,502	-
Goods and services received, not yet invoiced	2,648	1,830
Deferred revenue and customer advances	782	538
Warranty accrual	243	209
Income taxes payable	7,878	4,276
Taxes, other than income taxes	775	975
Current portion of long-term contract liability	1,500	-
Other	5,211	4,825
Total	$41,395	$36,446

The dividends payable reflected in the table are excluded from the financing activities in the Consolidated Statement of Cash Flows as they were not paid as of September 30, 2016.

10. DEBT

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

Index

Borrowings under the amended Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The current Applicable Rate for borrowings under the Credit Facilities is 1.50%, as amended, with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  As amended, the fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio.  Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We paid $2,658 in arrangement fees, upfront fees and administration fees in February 2012 and we paid an additional $550 in upfront fees and arrangement fees in June 2014, of which $410 remains in prepaid expenses and other current assets and  $684 remains in other long-term assets on our Consolidated Balance Sheet as of September 30, 2016.  We also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and certain of its domestic subsidiaries.

In fiscal 2015, we entered into interest rate swap agreements that have the economic effect of converting fifty percent of our variable rate debt into fixed rate debt at a weighted average fixed rate of 1.50% plus the Applicable Rate defined above.  See Notes 4 and 11 for additional information on the interest rate swap agreements.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for the period January 1, 2016 through the expiration of the Credit Agreement.  As of September 30, 2016, our consolidated leverage ratio was 1.31 to 1.00 and our consolidated fixed charge coverage ratio was 3.76 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At September 30, 2016, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $155,313 as the loan bears a floating market rate of interest. As of September 30, 2016, $7,656 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of September 30, 2016, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
2017	$7,656
2018	14,219
2019	133,438
Total	$155,313

Index

11. DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges – Interest Rate Swap Agreements
In fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment of debt.  The notional value of the swaps was $77,656 as of September 30, 2016, and the swaps are scheduled to expire on June 27, 2019.

We have designated these swap agreements as cash flow hedges pursuant to ASC 815, "Derivatives and Hedging".  As cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities.  Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged.  The effective portion is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion is recorded as a component of interest expense.  Changes in the method by which we pay interest from one-month LIBOR to another rate of interest could create ineffectiveness in the swaps, and result in amounts being reclassified from other comprehensive income into net income.  Hedge effectiveness is tested quarterly to determine if hedge treatment continues to be appropriate.

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of September 30, 2016 and September 30, 2015, respectively, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other international currencies were $8,858 and $1,034, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other international currencies were $15,635 and $18,690, respectively.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair value at September 30, 2016	Fair Value at September 30, 2015	Fair Value at September 30, 2016	Fair Value at September 30, 2015
Derivatives designated as hedging instruments
Interest rate swap contracts	Other noncurrent assets	$-	$-	$-	$-
.	Accrued expenses and other current liabilities	$-	$-	$612	$885
	Other long-term liabilities	$-	$-	$655	$513

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$28	$14	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$202	$8

Index

The following table summarizes the effect of our derivative instrument on our Consolidated Statement of Income for the fiscal years ended September 30, 2016, 2015 and 2014:

		Gain (Loss) Recognized in Statement of Income
		Fiscal Year Ended
Derivatives not designated as hedging instruments	Statement of Income Location	September 30, 2016	September 30, 2015	September 30, 2014
Foreign exchange contracts	Other income (expense), net	$676	$(1,674)	$(1,289)

The interest rate swap agreements have been deemed to be effective since inception, so there has been no impact on our Consolidated Statement of Income.  We recorded a $84 unrealized gain, net of tax, in accumulated comprehensive income during the year ended September 30, 2016 for these interest rate swaps.  During the next 12 months, we expect approximately $626 to be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps based on projected rates of the LIBOR forward curve as of September 30, 2016.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below summarizes the components of accumulated other comprehensive income (loss) (AOCI), net of tax provision/(benefit), for the years ended September 30, 2016, 2015, and 2014.

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Marketable Securities	Total
Balance at September 30, 2013	$18,251	$-	$(664)	$(151)	$17,436
Foreign currency translation adjustment, net of tax of $(1,597)	(8,136)	-	-	-	(8,136)
Unrealized gain (loss) on marketable securities, net of tax of $0	-	-	-	151	151
Change in pension and other postretirement, net of tax of $0	-	-	(196)	-	(196)
Balance at September 30, 2014	10,115	-	(860)	-	9,255
Foreign currency translation adjustment, net of tax of $(1,731)	(14,126)	-	-	-	(14,126)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of tax of $(833)	-	(1,511)	-	-	(1,511)
Reclassification adjustment into earnings, net of tax of $336	-	610	-	-	610
Change in pension and other postretirement, net of tax of $0	-	-	(318)	-	(318)
Balance at September 30, 2015	(4,011)	(901)	(1,178)	-	(6,090)
Foreign currency translation adjustment, net of tax of $1,854	15,996	0	-	-	15,996
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of tax of $(274)	-	(499)	-	-	(499)
Reclassification adjustment into earnings, net of tax of $321	-	583	-	-	583
Change in pension and other postretirement, net of tax of $(584)	-	-	(434)	-	(434)
Balance at September 30, 2016	$11,985	$(817)	$(1,612)	$-	$9,556

Index

The before tax amount reclassified from OCI to net income in fiscal 2016, related to our cash flow hedges, was recorded as interest expense on our Consolidated Statement of Income.  Amounts reclassified from OCI to net income, related to pension liabilities, were not material in fiscal years 2016, 2015 and 2014.

13. SHARE-BASED COMPENSATION PLANS

EQUITY INCENTIVE PLAN AND OMNIBUS INCENTIVE PLAN

In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (the "EIP"), as amended and restated September 23, 2008.  On March 6, 2012, our stockholders approved the 2012 Omnibus Incentive Plan (the "OIP"), which is the successor plan to the EIP.  As of such time, all share-based awards have been made from the OIP, and the EIP is no longer available for any awards.  The OIP is administered by the Compensation Committee of the Board of Directors and is intended to provide management with the flexibility to attract, retain and reward our employees, directors, consultants and advisors.  The OIP allows for the granting of six types of equity incentive awards: stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), performance-based awards and substitute awards.  The OIP also provides for cash incentive awards to be made.  Substitute awards under the OIP are those awards that, in connection with an acquisition, may be granted to employees, directors, consultants or advisors of the acquired company, in substitution for equity incentives held by them in the seller or the acquired company.  In fiscal 2016, pursuant to the Merger Agreement for our acquisition of NexPlanar, we granted incentive stock options (ISOs), as allowed under our current Omnibus Incentive Plan, to certain NexPlanar employees in substitution for unvested ISOs they had held in NexPlanar at the time of the closing of the acquisition.  As of September 30, 2016, no SARs or performance awards had been granted to date under either plan.  No awards of any type have been granted to date to consultants or advisors under either plan.  The OIP authorizes up to 4,934,444 shares of stock to be granted thereunder, including up to 2,030,952 shares of stock in the aggregate of awards other than options or SARs, and up to 2,538,690 incentive stock options.  The 4,934,444 shares of stock represents 2,901,360 shares of newly authorized shares and 2,033,084 shares previously available under the EIP.  In addition, shares that become available from awards under the EIP and the OIP because of events such as forfeitures, cancellations or expirations, or because shares subject to an award are withheld to satisfy tax withholding obligations, will also be available for issuance under the OIP.  Shares issued under our share-based compensation plans are issued from new shares rather than from treasury shares.

Non-qualified stock options issued under the OIP, as they were under the EIP, are generally time-based and provide for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the award date.  Non-qualified stock options granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date.  Under the OIP, as under the EIP, employees may also be granted ISOs to purchase common stock at not less than the fair value on the date of the grant.  Prior to fiscal 2016, no ISOs had been granted under either plan.  In the first quarter of fiscal 2016, we substituted certain NexPlanar ISOs with Cabot Microelectronics Corporation ISOs, preserving the intrinsic value, including the original vesting periods, of the original awards.  Compensation expense related to our stock option awards was $6,767, $7,173 and $6,947 in fiscal 2016, 2015 and 2014, respectively.  For additional information on our accounting for share-based compensation, see Note 2.

Under the OIP, as under the EIP, employees and non-employees may be awarded shares of restricted stock or restricted stock units, which generally vest over a four-year period, with first vesting on the anniversary of the grant date.  Restricted stock units granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date.  In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered.  Holders of restricted stock, and restricted stock units, if specified in the award agreements, have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions, although the holders of restricted stock units awarded prior to fiscal 2016 do not have such rights.  Holders of restricted stock units awarded in fiscal 2016 have dividend equivalent rights pursuant to the terms of the OIP and respective award agreements.  Restricted shares under the OIP, as under the EIP, also may be purchased and placed "on deposit" by executive officers pursuant to the 2001 Deposit Share Program.  Shares purchased under this Deposit Share Program receive a 50% match in restricted shares ("Award Shares").  These Award Shares vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares.  Compensation expense related to our restricted stock and restricted stock unit awards and restricted shares matched at 50% pursuant to the Deposit Share Program was $6,369, $8,491 and $6,320 for fiscal 2016, 2015 and 2014, respectively.

Index

EMPLOYEE STOCK PURCHASE PLAN

In March 2008, our stockholders approved our 2007 Cabot Microelectronics Employee Stock Purchase Plan (the "ESPP"), which amended the ESPP for the primary purpose of increasing the authorized shares of common stock to be purchased under the ESPP from 475,000 designated shares to 975,000 shares.  As of September 30, 2016, a total of 505,151 shares are available for purchase under the ESPP.  The ESPP allows all full-time, and certain part-time, employees of our Company and its subsidiaries to purchase shares of our common stock through payroll deductions.  Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase and a maximum dollar expenditure in any six-month offering period, and certain other criteria.  The provisions of the ESPP allow shares to be purchased at a price no less than the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period.  A total of 77,437, 65,735, and 81,700 shares were issued under the ESPP during fiscal 2016, 2015 and 2014, respectively.  Compensation expense related to the ESPP was $763, $686 and $680 in fiscal 2016, 2015 and 2014, respectively.

DIRECTORS' DEFERRED COMPENSATION PLAN

The Directors' Deferred Compensation Plan (DDCP), as amended and restated September 23, 2008, became effective in March 2001 and applies only to our non-employee directors.  The cumulative number of shares deferred under the plan was 16,641 and 63,979 as of September 30, 2016 and 2015, respectively.  Compensation expense related to the DDCP was $42, $95, and $95 for each of fiscal 2016, 2015 and 2014, respectively.

ACCOUNTING FOR SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, restricted stock and restricted stock unit awards and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options, expected dividend yield and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and we add a slight premium to this expected term for employees who meet the definition of retirement-eligible pursuant to their grants during the contractual term of the grant.  The expected dividend yield represents our annualized dividend in dollars divided by the stock price on the date of grant.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The fair value of our share-based awards, as shown below, was estimated using the Black-Scholes model with the following weighted-average assumptions, excluding the effect of our leveraged recapitalization:

	Year Ended September 30,
	2016	2015	2014
Stock Options
Weighted-average grant date fair value	$14.47	$16.99	$15.78
Expected term (in years)	6.56	6.30	6.40
Expected volatility	26%	33%	32%
Risk-free rate of return	1.9%	1.9%	1.9%
Dividend yield	0.3%	-	-

Index

	Year Ended September 30,
	2016	2015	2014
ESPP
Weighted-average grant date fair value	$9.57	$10.17	$9.11
Expected term (in years)	0.50	0.50	0.50
Expected volatility	24%	24%	25%
Risk-free rate of return	0.4%	0.1%	0.1%
Dividend yield	0.5%	-	-

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

SHARE-BASED COMPENSATION EXPENSE

Total share-based compensation expense for the years ended September 30, 2016, 2015 and 2014, is as follows:

	Year Ended September 30,
Income statement classifications:	2016	2015	2014
Cost of goods sold	$2,105	$1,912	$1,866
Research, development and technical	1,633	1,596	1,475
Selling and marketing	1,618	1,075	1,298
General and administrative	8,585	11,862	9,403
Tax benefit	(4,341)	(5,511)	(4,722)
Total share-based compensation expense, net of tax	$9,600	$10,934	$9,320

As discussed in Note 3, we recorded $154 in share-based compensation expense related to certain unvested NexPlanar ISOs settled in cash at the acquisition date.  The $154 represents the portion of the fair value of the original awards related to the post-acquisition period had these awards not been settled in cash at the acquisition date.  U.S. GAAP prescribes that the portion of fair value of equity awards related to pre-acquisition service periods represents purchase consideration, including equity awards vesting immediately upon a change-in-control, and the portion of fair value related to post-acquisition service periods represents compensation expense.  Since the post-acquisition service requirement was eliminated through the cash settlement, the $154 in compensation expense was recorded immediately following the acquisition date.  We accelerated the vesting on the substitute ISO awards made to certain individuals based on the terms of their employment agreements and recorded $492 of share-based compensation expense related to this acceleration.  The total $646 of acquisition-related compensation is included in the table above as general and administrative expense.

Index

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

As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, in conjunction with an executive officer transition, all unvested stock options and restricted stock held by our former President and Chief Executive Officer, who remains the Chairman of our Board of Directors in a non-executive capacity, vested in full on December 31, 2015, in accordance with the terms of his employment letter with the Company dated December 12, 2014.  We applied the accounting guidance under Accounting Standards Codification (ASC) Topic 718 "Stock Compensation" to determine the additional share-based compensation expense to be recorded as part of the modification of the outstanding equity.  The original fair value of his unvested equity totaling $5,033 was recorded ratably between the date of modification and December 31, 2015, rather than recording the expense over the original vesting period.

STOCK OPTION ACTIVITY

A summary of stock option activity under the EIP and OIP as of September 30, 2016, and changes during fiscal 2016 are presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2015	2,159,793	$33.90
Granted	540,469	38.56
Exercised	(606,562)	27.41
Forfeited or canceled	(41,148)	37.49
Outstanding at September 30, 2016	2,052,552	$36.97	6.8	$32,711

Exercisable at September 30, 2016	1,156,454	$33.17	5.5	$22,826

Expected to vest after September 30, 2016	884,474	$41.86	8.4	$9,772

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., for all in-the-money stock options, the difference between our closing stock price of $52.91 per share on the last trading day of fiscal 2016 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2016.  The total intrinsic value of options exercised was $12,317, $31,546 and 21,647 for fiscal 2016, 2015 and 2014, respectively.

The total cash received from options exercised was $16,623, $33,177 and $40,248 for fiscal 2016, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from options exercised was $4,076, $10,569 and $7,611 for fiscal 2016, 2015 and 2014, respectively.  The total fair value of stock options vested during fiscal years 2016, 2015 and 2014 was $7,880, $7,005 and $6,645, respectively. As of September 30, 2016, there was $10,039 of total unrecognized share-based compensation expense related to unvested stock options granted under the EIP and OIP.  That cost is expected to be recognized over a weighted-average period of 2.1 years.

Index

RESTRICTED STOCK AND RESTRICTED STOCK UNITS

A summary of the status of the restricted stock awards and restricted stock unit awards outstanding that were granted under the EIP and OIP as of September 30, 2016, and changes during fiscal 2016, are presented below:

	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value

Nonvested at September 30, 2015	382,496	$43.05
Granted	225,244	41.81
Vested	(256,550)	41.86
Forfeited	(10,730)	42.98
Nonvested at September 30, 2016	340,460	$43.13

The total fair value of restricted stock awards and restricted stock units vested during fiscal years 2016, 2015 and 2014 was $10,740, $7,222 and $5,916, respectively.  As of September 30, 2016, there was $11,175 of total unrecognized share-based compensation expense related to unvested restricted stock awards and restricted stock units under the EIP and OIP.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

14. SAVINGS PLAN

Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the "401(k) Plan"), which is a qualified defined contribution plan, covering all eligible U.S. employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan.  Participants may make elective contributions of up to 60% of their eligible compensation.  All amounts contributed by participants and earnings on these contributions are fully vested at all times.  The 401(k) Plan provides for matching and fixed non-elective contributions by the Company.  Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant's eligible compensation and 50% of the next two percent of the participant's eligible compensation that is contributed, subject to limitations required by government regulations.  Under the 401(k) Plan, all U.S. employees, even those who do not contribute to the 401(k) Plan, receive a contribution by the Company in an amount equal to four percent of eligible compensation, and thus are participants in the 401(k) Plan.  Participants are 100% vested in all Company contributions at all times.  The Company's expense for the 401(k) Plan totaled $4,624, $4,111 and $4,547 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

15. OTHER INCOME, NET

Other income, net, consisted of the following:

	Year Ended September 30,
	2016	2015	2014

Interest income	$949	$365	$194
Other income (expense)	(296)	316	(54)
Total other income, net	$653	$681	$140

Index

16.	STOCKHOLDERS' EQUITY

The following is a summary of our capital stock activity over the past three years:

	Number of Shares
	Common Stock	Treasury Stock
September 30, 2013	30,213,577	6,866,675
Exercise of stock options	1,449,002
Restricted stock under EIP and OIP, net of forfeitures	176,026
Restricted stock under Deposit Share Plan, net of forfeitures	7,296
Common stock under ESPP	81,700
Repurchases of common stock under share repurchase plans		1,229,494
Repurchases of common stock – other		46,518

September 30, 2014	31,927,601	8,142,687
Exercise of stock options	1,324,646
Restricted stock under EIP and OIP, net of forfeitures	172,010
Restricted stock under Deposit Share Plan, net of forfeitures	(811)
Common stock under ESPP	65,735
Repurchases of common stock under share repurchase plans		851,245
Repurchases of common stock – other		47,746

September 30, 2015	33,489,181	9,041,678
Exercise of stock options	606,562
Restricted stock under EIP and OIP, net of forfeitures	86,277
Restricted stock under Deposit Share Plan, net of forfeitures	1,847
Common stock under ESPP	77,437
Repurchases of common stock under share repurchase plans		636,839
Repurchases of common stock – other		66,125

September 30, 2016	34,261,304	9,744,642

COMMON STOCK

Each share of common stock, including those awarded as restricted stock, but not restricted stock units, entitles the holder to one vote on all matters submitted to a vote of Cabot Microelectronics' stockholders.  Common stockholders are entitled to receive ratably the dividends, if any, as may be declared by the Board of Directors.  Holders of restricted stock units awarded in fiscal 2016 are entitled to dividend equivalents, which are paid to the holder upon the vesting of the restricted stock units.  The number of authorized shares of common stock is 200,000,000 shares.

Index

SHARE REPURCHASES

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from $75,000 to $150,000.  Under this program, we repurchased 636,839 shares for $25,980 during fiscal 2016, 851,245 shares for $40,026 during fiscal 2015, and 1,229,494 shares for $53,000 during fiscal 2014. As of September 30, 2016, $134,028 remains available under our share repurchase program.  To date, we have funded share repurchases under our share repurchase program from our existing cash balance, and anticipate we will continue to do so.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company's discretion.  For additional information on share repurchases, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and the section titled "Liquidity and Capital Resources" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Separate from this share repurchase program, a total of 66,125, 47,746 and 46,518 shares were purchased during fiscal 2016, 2015 and 2014, respectively, pursuant to the terms of our EIP and OIP as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the EIP and OIP.

17.	INCOME TAXES

Income before income taxes was as follows:

	Year Ended September 30,
	2016	2015	2014

Domestic	$7,130	$15,305	$14,358
Foreign	63,308	55,892	54,236
Total	$70,438	$71,197	$68,594

Taxes on income consisted of the following:

	Year Ended September 30,
	2016	2015	2014
U.S. federal and state:
Current	$609	$6,496	$8,978
Deferred	(1,465)	1,791	488
Total	$(856)	$8,287	$9,466

Foreign:
Current	$11,737	$7,686	$9,565
Deferred	(292)	(922)	(1,188)
Total	11,445	6,764	8,377
Total U.S. and foreign	$10,589	$15,051	$17,843

Index

The provision for income taxes at our effective tax rate differed from the statutory rate as follows:

	Year Ended September 30,
	2016	2015	2014

Federal statutory rate	35.0%	35.0%	35.0%
U.S. benefits from research and experimentation activities	(3.5)	(2.2)	(0.6)
State taxes, net of federal effect	(0.1)	0.6	0.8
Foreign income at other than U.S. rates	(16.9)	(21.4)	(9.4)
Executive compensation	0.0	0.6	0.4
Share-based compensation	0.7	0.1	0.1
Adjustment of prior amounts	0.0	1.4	0.1
Taiwan Restructuring	0.0	7.2	0.0
Domestic production deduction	(1.3)	(1.3)	(0.3)
Other, net	1.1	1.1	(0.1)
Provision for income taxes	15.0%	21.1%	26.0%

In fiscal years 2014, 2015, and 2016, we elected to permanently reinvest the historical earnings of all of our foreign subsidiaries.  We have not provided for deferred taxes on approximately $188,899 of undistributed earnings of such subsidiaries.  These earnings could become subject to additional income tax if they are remitted as dividends to the U.S. parent company, loaned to the U.S. parent company, or upon sale of subsidiary stock.  Should we decided to repatriate these undistributed foreign earnings, we would need to record a deferred tax liability of approximately $37,000 related to earnings.

The decrease in the effective tax rate during fiscal 2016 was primarily due to the absence of income taxes incurred in fiscal 2015 related to the restructuring of our operations in Taiwan, the reinstatement of the research and experimentation tax credit in December 2015, and the benefit of $928 related to domestic production deductions.  This was partially offset by a change in the mix of earnings among various jurisdictions in which we operate, including a scheduled reduction in the benefit available under our tax holiday in South Korea from 100% to 50% of the statutory tax rate in effect in South Korea.

The results of operations for the fiscal year ended September 30, 2015 included tax adjustments to correct prior period amounts, which we determined to be immaterial to the prior periods to which they related.  These adjustments, relating to the tax treatment of intercompany activities between certain of our foreign and U.S. operations, were recorded in fiscal 2015 and reduced full year net income by $868 and diluted earnings per share by approximately $0.04.

The Company is currently operating under a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there. This arrangement allows for a tax at 50% of the statutory rate in effect in South Korea for fiscal years 2016 and 2017, following a 0% tax rate in fiscal years 2013, 2014, and 2015, and. This tax holiday reduced our fiscal 2016, 2015, and 2014 income tax provision by approximately $3,771, $5,446 and $3,770, respectively.  This tax holiday increased our fiscal 2016, 2015, and 2014 diluted earnings per share by approximately $0.15, $0.22, and $0.15, respectively.

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

The following table presents the changes in the balance of gross unrecognized tax benefits during the last three fiscal years:

Balance September 30, 2013	$758
Additions for tax positions relating to the current fiscal year	59
Additions for tax positions relating to prior fiscal years	125
Settlements with taxing authorities	(207)
Lapse of statute of limitations	(34)
Balance September 30, 2014	701
Additions for tax positions relating to the current fiscal year	194
Additions for tax positions relating to prior fiscal years	1,400
Settlements with taxing authorities	(522)
Lapse of statute of limitations	-
Balance September 30, 2015	1,773
Additions for tax positions relating to the current fiscal year	364
Additions for tax positions relating to prior fiscal years	200
Settlements with taxing authorities	(248)
Lapse of statute of limitations	-
Balance September 30, 2016	$2,089

The entire balance of unrecognized tax benefits shown above as of September 30, 2016 and 2015, would affect our effective tax rate if recognized.  We recognize interest and penalties related to uncertain tax positions as income tax expense in our financial statements.  Interest accrued on our Consolidated Balance Sheet was $65 and $47 at September 30, 2016 and 2015, respectively, and any interest and penalties charged to expense in fiscal years 2016, 2015 and 2014 was not material.

At September 30, 2016, the tax periods open to examination by the U.S. federal government included fiscal years 2013 through 2016.  We believe the tax periods open to examination by U.S. state and local governments include fiscal years 2012 through 2016 and the tax periods open to examination by foreign jurisdictions include fiscal years 2012 through 2016. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Significant components of net deferred tax assets and liabilities were as follows:

	September 30,
	2016	2015
Deferred tax assets:
Employee benefits	$4,612	$4,061
Inventory	3,117	3,271
Bad debt reserve	615	391
Share-based compensation expense	8,262	9,863
Credit and other carryforwards	25,596	556
Depreciation and amortization	-	1,263
Other	1,487	3,599
Valuation allowance	(3,022)	(3,079)
Total deferred tax assets	$40,667	$19,925

Deferred tax liabilities:
Depreciation and amortization	$17,374	$-
Translation adjustment	2,079	55
Other	542	339
Total deferred tax liabilities	$19,995	$394

Index

As of September 30, 2016, the Company had foreign, federal and state net operating loss carryforwards (NOLs) of $4,736, $43,913 and $35,910, respectively, which will expire over the period between in fiscal year 2017 and fiscal year 2036, for which we have recorded a $2,014 gross valuation allowance, all of which was attributable to foreign NOLs. .  The majority of the federal and state NOLs are attributable to the NexPlanar acquisition.  As of September 30, 2016, the Company had $2,151 in state tax credit carryforwards, for which we have recorded a $2,084 gross valuation allowance.  As of September 30, 2016, the Company had a capital loss carryforward of $2,795, for which we have recorded a full valuation allowance.  As of September 30, 2016, the Company had foreign and federal tax credit carryforwards of $2,442 and 2,471, respectively, which will expire beginning in fiscal years 2027 through 2037.

18. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement.  The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances.  Additions and deductions to the warranty reserve are recorded in cost of goods sold.  Our warranty reserve requirements changed during fiscal 2016 as follows:

Balance as of September 30, 2015	$209
Reserve for product warranty during the reporting period	595
Settlement of warranty	(561)
Balance as of September 30, 2016	$243

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

We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not experienced material costs as a result of such obligations and, as of September 30, 2016, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.

Index

LEASE COMMITMENTS

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, all of which expire within five years from September 30, 2016, and may be renewed by us.  Rent expense under such arrangements during fiscal 2016, 2015 and 2014 totaled $2,765, $2,195 and $2,425, respectively.

Future minimum rental commitments under noncancelable leases as of September 30, 2016 are as follows:

Fiscal Year	Operating

2017	$2,441
2018	1,637
2019	1,440
2020	1,006
2021	719
Thereafter	2,845
$10,088

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, the current term of which runs through December 31, 2019.  This agreement required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum, and provides us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1,500 in each of calendar years 2017, 2018, 2019.  The present value of this fee is was $4,380 as of September 30, 2016.  The first payment of $1,500 is included in accrued expenses and the remaining $2,880 is included in other long-term liabilities on our Consolidated Balance Sheet.  As of September 30, 2016, purchase obligations include $7,933 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have unfunded defined benefit plans covering employees in certain foreign jurisdictions as required by local law.  Our plans in Japan, which represent the majority of our pension liability for such plans, had projected benefit obligations of $7,091 and $5,197 as of September 30, 2016 and 2015, respectively, and an accumulated benefit obligation of $5,827 and $3,941 as of September 30, 2016 and 2015, respectively.  Key assumptions used in the actuarial measurement of the Japan pension liability include weighted average discount rates of 0.25% and 1.25% at September 30, 2016 and 2015, respectively, and an expected rate of compensation increase of 2.00% at both September 30, 2016 and 2015. Total future Japan pension costs included in accumulated other comprehensive income are $1,667 and $1,076 at September 30, 2016 and 2015, respectively.

Our plans in Korea had defined benefit obligations of $1,822 and $1,155 as of September 30, 2016 and 2015.  Key assumptions used in the actuarial measurement of the Korea pension liability include weighted average discount rates of 3.00% and 4.00% at September 30, 2016 and 2015, respectively, and an expected rate of compensation increase of 5.00% and 4.50% at September 30, 2016 and 2015.  Total future Korea pension costs included in accumulated other comprehensive income are $530 and $102 at September 30, 2016 and 2015, respectively.

Index

Benefit costs for the combined plans were $1,024, $962 and $652 in fiscal years 2016, 2015 and 2014, respectively, consisting primarily of service costs, are recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statement of Income.  Estimated future benefit payments are as follows:

Fiscal Year	Amount
2017	$407
2018	335
2019	373
2020	628
2021	459
2022 to 2026	$3,888

19. EARNINGS PER SHARE

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

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Year Ended September 30,
	2016	2015	2014
Numerator:
Net income	$59,849	$56,146	$50,751
Less: income attributable to participating securities	(361)	(483)	(442)
Net income available to common shareholders	$59,488	$55,663	$50,309

Denominator:
Weighted-average common shares	24,076,549	24,039,692	23,704,024
(Denominator for basic calculation)
Weighted-average effect of dilutive securities:
Share-based compensation	400,444	592,123	906,884
Diluted weighted-average common shares	24,476,993	24,631,815	24,610,908
(Denominator for diluted calculation)

Earnings per share:
Basic	$2.47	$2.32	$2.12
Diluted	$2.43	$2.26	$2.04

For the twelve months ended September 30, 2016, 2015, and 2014, approximately 1.1 million, 0.7 million and 0.5 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

Index

20. FINANCIAL INFORMATION BY INDUSTRY SEGMENT, GEOGRAPHIC AREA AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.  Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped.  Financial information by geographic area was as follows:

	Year Ended September 30,
	2016	2015	2014
Revenue:
United States	$62,400	$55,989	$51,036
Asia	336,312	328,669	347,669
Europe	31,737	29,439	25,961
Total	$430,449	$414,097	$424,666
Property, plant and equipment, net:
United States	$50,595	$43,239	$44,585
Asia	55,893	50,504	56,236
Europe	8	-	-
Total	$106,496	$93,743	$100,821

The following table shows revenue from sales to customers in foreign countries that accounted for more than ten percent of our total revenue in fiscal 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014
Revenue:
Taiwan	$122,671	$124,460	$138,049
South Korea	76,082	70,608	71,420
China	59,239	49,350	45,200

The following table shows net property, plant and equipment in foreign countries that accounted for more than ten percent of our total net property, plant and equipment in fiscal 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014
Property, plant and equipment, net:
Japan	$26,268	$22,572	$27,110
Taiwan	17,949	17,419	16,675
South Korea	11,135	9,658	11,564

Index

The following table shows revenue generated by product area in fiscal 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014
Revenue:
Tungsten slurries	$185,365	$178,770	$162,148
Dielectric slurries	99,141	96,386	118,079
Other Metals slurries	63,960	71,640	76,605
Polishing pads	52,067	32,048	33,824
Engineered Surface Finishes	22,369	21,534	16,160
Data storage slurries	7,547	13,719	17,850
Total	$430,449	$414,097	$424,666

Index
SELECTED QUARTERLY OPERATING RESULTS

The following table presents our unaudited financial information for the eight quarterly periods ended September 30, 2016.  This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods.  The results for any quarter are not necessarily indicative of results for any future period.

CABOT MICROELECTRONICS CORPORATION
SELECTED QUARTERLY OPERATING RESULTS
(Unaudited and in thousands, except per share amounts)

	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014

Revenue	$122,684	$108,152	$99,244	$100,369	$100,137	$97,168	$104,858	$111,934
Cost of goods sold	61,598	56,127	52,348	50,174	48,115	48,609	50,182	54,960

Gross profit	61,086	52,025	46,896	50,195	52,022	48,559	54,676	56,974

Operating expenses:
Research, development and technical	15,842	12,928	14,934	14,828	14,856	14,773	15,131	15,018
Selling and marketing	8,057	6,243	6,668	6,749	5,763	5,804	5,777	7,639
General and administrative	11,454	10,738	12,990	14,263	13,553	12,830	14,296	11,751
Total operating expenses	35,353	29,909	34,592	35,840	34,172	33,407	35,204	34,408

Operating income	25,733	22,116	12,304	14,355	17,850	15,152	19,472	22,566

Interest expense	1,187	1,178	1,191	1,167	1,494	1,065	1,059	906
Other income (expense), net	257	(246)	452	190	116	(160)	(332)	1,057

Income before income taxes	24,803	20,692	11,565	13,378	16,472	13,927	18,081	22,717
Provision for income taxes	4,096	1,990	2,434	2,069	3,939	4,041	4,270	2,801

Net income	$20,707	$18,702	$9,131	$11,309	$12,533	$9,886	$13,811	$19,916

Basic earnings per share	$0.85	$0.78	$0.38	$0.46	$0.51	$0.40	$0.57	$0.83

Weighted average basic shares outstanding	24,234	23,929	24,061	24,142	24,144	24,333	24,057	23,651

Diluted earnings per share	$0.83	$0.76	$0.37	$0.46	$0.50	$0.39	$0.55	$0.80

Weighted average diluted shares outstanding	24,678	24,325	24,408	24,549	24,583	24,813	24,693	24,486

Dividends per share	$0.18	$0.18	$0.18	$-	$-	$-	$-	$-

Index
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our allowance for doubtful accounts:

Allowance For Doubtful Accounts	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2016	$1,224	$588	$16	$1,828
September 30, 2015	1,392	(84)	(84)	1,224
September 30, 2014	1,532	(170)	30	1,392

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

Warranty Reserves	Balance At Beginning of Year	Reserve For Product Warranty During the Reporting Period	Adjustments To Pre-existing Warranty Reserve	Settlement of Warranty	Balance At End Of Year

Year ended:
September 30, 2016	$209	$595	$-	$(561)	$243
September 30, 2015	246	608	-	(645)	209
September 30, 2014	324	760	-	(838)	246

We have provided a valuation allowance on certain deferred tax assets. The following table sets forth activities in our valuation allowance:

Valuation Allowance	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2016	$3,079	$-	$(57)	$3,022
September 30, 2015	2,912	167	-	3,079
September 30, 2014	2,288	624	-	2,912

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), as of September 30, 2016.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that the Company's internal control over financial reporting was effective as of September 30, 2016.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of this Annual Report on Form 10-K.

Index
Management excluded NexPlanar Corporation (NexPlanar) from its assessment of internal control over financial reporting as of September 30, 2016 because it was acquired by the Company in a purchase business combination during fiscal 2016.  The total assets and total revenues of NexPlanar, a wholly-owned subsidiary, represent 3.1% and 4.9%, respectively,  of the Company's consolidated total assets and total revenues, respectively, as reported in our consolidated financial statements as of and for the year ended September 30, 2016.

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

None.

Index

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee, and identification of an audit committee financial expert, is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Board Structure and Compensation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 7, 2017 (the "Proxy Statement").  In addition, for information with respect to the executive officers of our Company, see "Executive Officers" in Part I of this Form 10-K and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.  Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

Index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Shown below is information as of September 30, 2016, with respect to the shares of common stock that may be issued under Cabot Microelectronics' existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,271,307	(2)	$36,97	(2)	3,341,220	(3)

Equity compensation plans not approved by security holders	-		-		-

Total	2,271,307	(2)	$36.97	(2)	3,341,200	(3)

(1)
Equity Compensation plans consist of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP), as amended and restated September 23, 2008, our 2012 Omnibus Incentive Plan (OIP), and our Employee Stock Purchase Plan (ESPP).  As of March 6, 2012, all securities available for future issuance under the EIP were transferred to the OIP and the EIP is no longer available for any future awards.  All share amounts in the above table reflect the effect of the leveraged recapitalization with a special cash dividend.  See Note 13 of the Notes to the Consolidated Financial Statements for more information regarding our equity compensation plans.

(2)
Column (a) includes 16,641 shares that non-employee directors, who defer their compensation under our Directors' Deferred Compensation Plan, have the right to acquire pursuant thereto, and 202,114 shares thatemployees and  non-employee directors have the right to acquire upon the vesting of the equivalent restricted stock units that they have been awarded under our equity incentive plans.  Column (b) excludes both of these from the weighted-average exercise price.

(3)	Column (c) includes 505,151 shares available for future issuance under the ESPP.

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
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended September 30, 2016, 2015 and 2014
Consolidated Balance Sheets at September 30, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2016, 2015 and 2014
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

10.67 (15)	Employment Offer Letter dated December 12, 2014 (William P. Noglows).
10.68 (15)	Employment Offer Letter dated December 12, 2014 (David H. Li).
10.69 (17)	Form of Cabot Microelectrionics Corporation Short Term Incentive Program
10.70 (17)	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[__] Restricted Unit Award Agreement for United States Employees
21.1	Subsidiaries of Cabot Microelectronics Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

(1)	Filed as an exhibit to, and incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on March 27, 2000.

(2)	Filed as an exhibit to, and incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 333-95093) filed with the Commission on April 3, 2000.

(3)	Filed as an exhibit to, and incorporated by reference from the Registrant's Annual Report on Form 10-K (No. 000-30205) filed with the Commission on December 10, 2003.

(4)	Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 12, 2004.

(5)	Filed as an exhibit to, and incorporated by reference from the Registrant's Current Report on Form 8-K (No. 000-30205) filed with the Commission on September 24, 2008.

(6)	Filed as an exhibit to, and incorporated by reference from the Registrant's Annual Report on Form 10-K (No. 000-30205) filed with the Commission on November 25, 2008.

(7)	Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 8, 2010.

(8)	Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 8, 2011.

(9)	Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 9, 2011.

(10)	Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on May 9, 2012.

(11)	Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 8, 2012.

(12)	Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 8, 2013.

(13)	Filed as an exhibit to, and incorporated by reference from the Registrant's Annual Report on Form 10-K (No. 000-30205) filed with the Commission on November 20, 2013.

(14)	Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on August 8, 2014.

(15)	Filed as an exhibit to, and incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (No. 000-30205) filed with the Commission on February 6, 2015.

(16)	Filed as an exhibit to, and incorporated by reference from the Registrant's Current Report on Form 8-K (No. 000-30205) filed with the Commission on September 28, 2015.

(17)	Filed as an exhibit to, and incorporated by reference from the Registrant's Current Report on Form 10-Q (No. 000-30205) filed with the Commission on February 8, 2016.

*     Management contract, or compensatory plan or arrangement.

**  Substantially similar change in control severance protection agreements have been entered into with H. Carol Bernstein, Yumiko Damashek, Richard Hui, William S. Johnson, Thomas F. Kelly, David H. Li, Ananth Naman, Lisa A. Polezoes, Thomas S. Roman, and Daniel D. Woodland, with differences only in the amount of payments and benefits to be received by such persons.

***  Substantially similar deposit share agreements have been entered into with H. Carol Bernstein, William S. Johnson, David H. Li, Lisa A. Polezoes, and Thomas S. Roman with differences only in the amount of initial deposit made and deposit shares purchased by such persons.

Index
SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CABOT MICROELECTRONICS CORPORATION

Date: November 16, 2016	/s/ DAVID H. Li
David H. Li
President and Chief Executive Officer
[Principal Executive Officer]

Date: November 16, 2016	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: November 16, 2016	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 16, 2016	/s/ WILLIAM P. NOGLOWS*
William P. Noglows
Chairman of the Board
[Director]

Date: November 16, 2016	/s/ DAVID H. Li
David H. Li
President and Chief Executive Officer
[Director]

Date: November 16, 2016	/s/ ROBERT J. BIRGENEAU*
Robert J. Birgeneau
[Director]

Date: November 16, 2016	/s/ RICHARD S. HILL*
Richard S. Hill
[Director]

Date: November 16, 2016	/s/ BARBARA A. KLEIN*
Barbara A. Klein
[Director]

Date: November 16, 2016	/s/ SUSAN M. WHITNEY*
Susan M. Whitney
[Director]

Date: November 16, 2016	/s/ GEOFFREY WILD*
Geoffrey Wild
[Director]

Date: November 16, 2016	/s/ STEVEN V. WILKINSON*
Steven V. Wilkinson
[Director]

Date: November 16, 2016	/s/ BAILING XIA*
Bailing Xia
[Director]

*	by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.