Form 10-Q
period 2016-12-31
CABOT MICROELECTRONICS CORP
filed 2017-02-07
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

December 31, 2016
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

As of January 31, 2017, the Company had 25,029,129 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

Index
PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2016	2015
Revenue	$123,254	$100,369

Cost of goods sold	61,749	50,174

Gross profit	61,505	50,195

Operating expenses:
Research, development and technical	13,396	14,828
Selling and marketing	7,552	6,749
General and administrative	12,496	14,263
Total operating expenses	33,444	35,840

Operating income	28,061	14,355

Interest expense	1,150	1,167

Other income, net	996	190
Income before income taxes	27,907	13,378

Provision for income taxes	5,676	2,069

Net income	$22,231	$11,309

Basic earnings per share	$0.90	$0.46

Weighted average basic shares outstanding	24,583	24,142

Diluted earnings per share	$0.88	$0.46

Weighted average diluted shares outstanding	25,072	24,549

Dividends per share	$0.18	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended December 31,
	2016	2015

Net income	$22,231	$11,309

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17,574)	197
Minimum pension liability adjustment	-	372
Net unrealized gain on cash flow hedges	666	559

Other comprehensive income (loss), net of tax	(16,908)	1,128

Comprehensive income	$5,323	$12,437

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$305,714	$287,479
Accounts receivable, less allowance for doubtful accounts of $1,748 at December 31, 2016, and $1,828 at September 30, 2016	66,828	62,830
Inventories	71,088	72,123
Prepaid expenses and other current assets	13,679	14,398
Total current assets	457,309	436,830

Property, plant and equipment, net	102,999	106,496
Goodwill	99,404	100,639
Other intangible assets, net	48,433	50,476
Deferred income taxes	20,925	20,747
Other long-term assets	11,928	12,042
Total assets	$740,998	$727,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,575	$16,834
Accrued expenses, income taxes payable and other current liabilities	39,385	41,395
Current portion of long-term debt	10,938	7,656
Total current liabilities	69,898	65,885

Long-term debt, net of current portion, less prepaid debt issuance cost of $630 at December 31, 2016 and $696 at September 30, 2016	143,745	146,961
Deferred income taxes	61	75
Other long-term liabilities	13,939	16,661
Total liabilities	227,643	229,582

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 34,693,661 shares at December 31, 2016, and 34,261,304 shares at September 30, 2016	35	34
Capital in excess of par value of common stock	548,757	530,840
Retained earnings	348,475	330,776
Accumulated other comprehensive income (loss)	(7,352)	9,556
Treasury stock at cost, 9,795,202 shares at December 31, 2016, and 9,744,642 shares at September 30, 2016	(376,560)	(373,558)
Total stockholders' equity	513,355	497,648

Total liabilities and stockholders' equity	$740,998	$727,230

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$22,231	$11,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,696	6,033
Provision for doubtful accounts	46	20
Share-based compensation expense	2,913	4,467
Deferred income tax expense	1,354	1,509
Non-cash foreign exchange gain	(922)	(280)
(Gain) loss on disposal of property, plant and equipment	(5)	37
Impairment of assets	-	79
Other	919	273
Changes in operating assets and liabilities:
Accounts receivable	(7,879)	(2,308)
Inventories	(1,725)	(2,860)
Prepaid expenses and other assets	(368)	(67)
Accounts payable	2,734	(2,801)
Accrued expenses, income taxes payable and other liabilities	(869)	(8,193)
Net cash provided by operating activities	25,125	7,218

Cash flows from investing activities:
Additions to property, plant and equipment	(4,937)	(5,120)
Proceeds from the sale of property, plant and equipment	5	17
Acquisition of business, net of cash acquired	-	(126,455)
Net cash used in investing activities	(4,932)	(131,558)

Cash flows from financing activities:
Repayment of long-term debt	-	(2,188)
Repurchases of common stock	(3,002)	(12,707)
Net proceeds from issuance of stock	12,489	2,622
Dividends paid	(4,431)	-
Tax benefits associated with share-based compensation expense	2,544	424
Net cash provided by (used in) financing activities	7,600	(11,849)

Effect of exchange rate changes on cash	(9,558)	117
Increase (decrease) in cash and cash equivalents	18,235	(136,072)
Cash and cash equivalents at beginning of period	287,479	354,190
Cash and cash equivalents at end of period	$305,714	$218,118

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,229	$1,886

The accompanying notes are an integral part of these consolidated financial statements.

Index
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby helping to enable IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices, and also for polishing the disk substrates and magnetic heads used in hard disk drives.  We develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also develop and provide products for demanding surface modification applications in other industries through our Engineered Surface Finishes (ESF) business.  For additional information, refer to Part 1, Item 1, "Business", in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics' financial position as of December 31, 2016, cash flows for the three months ended December 31, 2016, and December 31, 2015, and results of operations for the three months ended December 31, 2016, and December 31, 2015.  The consolidated balance sheet as of September 30, 2016 was derived from audited financial statements, but does not contain all of the footnote disclosures from the annual financial statements.  The results of operations for the three months ended December 31, 2016 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2017.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of December 31, 2016.

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

The fair values of identifiable assets and liabilities acquired were developed with the assistance of third party valuation firms.  The fair value of acquired property, plant and equipment is valued at its "value-in-use" as there are no known plans to dispose of any assets.  The fair value of acquired identifiable intangible assets was determined using the "income approach" on an individual asset basis.  The key assumptions used in the calculation of the discounted cash flows include projected revenue, gross margin, operating expenses, and discount rate.  The valuations and the underlying assumptions have been deemed reasonable by Company management.  There are inherent uncertainties and management judgment required in these determinations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair	Useful
	Value	Life
Trade name	$8,000	7 years
Customer relationships	8,000	11 years
Developed technology - product family A	32,000	7 years
Developed technology - product family B	2,000	9 years
In-process technology	5,000
Total intangible assets	$55,000

Index

The trade name represents the estimated fair value of the brand and name recognition associated with the marketing of NexPlanar's product offerings.  Customer relationships represent the estimated fair value of the underlying relationships and agreements with NexPlanar customers.  Developed technology represents the estimated fair value of NexPlanar's technology, processes and knowledge regarding its product offerings.  In-process technology represents the fair value assigned to technology projects under development as of the acquisition date.  The in-process technology assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects.  Upon successful completion of each project, we will make a determination of the appropriate useful life and the related amortization will be recorded as an expense over the estimated useful life based on the future expected cash flow stream.  In the fourth quarter of fiscal 2016, we recorded impairment expense of $1,000 representing the entire fair value of one of the in-process technology assets as management determined that revised expected future cash flows were insufficient to support the value of the asset.  The intangible assets subject to amortization have a weighted average useful life of 7.7 years and are being amortized on a straight-line basis.

The excess of purchase consideration over the fair value of net assets acquired was recorded as goodwill, and is not deductible for income tax purposes.  The goodwill is primarily attributable to anticipated revenue growth from the combination of our and NexPlanar pad technologies, expected synergies from the combined operations, and the assembled workforce of NexPlanar.  NexPlanar's results of operations have been included in our unaudited consolidated statements of income and comprehensive income from the date of acquisition.

The following supplemental pro forma information summarizes the combined results of operations for Cabot Microelectronics and NexPlanar as if the acquisition had occurred on October 1, 2014.

Three Months Ended December 31,
2015
Revenue	$101,776
Net income	12,372
Earnings per share - basic	0.51
Earnings per share - diluted	$0.50

The historical financial information has been adjusted to give effect to the pro forma adjustments, which consist of amortization expense associated with intangible assets, and the elimination of interest expense on NexPlanar debt repaid prior to the acquisition.  The proforma amounts for the three months ended December 31, 2015 exclude the impact of compensation expense related to unvested NexPlanar stock options settled in cash, and the step-up of inventory as these items are assumed to have occurred during the quarter ended December 31, 2014 had the acquisition been completed on October 1, 2014.  The pro forma consolidated results are not necessarily indicative of what the consolidated results actually would have been had the acquisition been completed on October 1, 2014.  The pro forma consolidated results do not purport to project future results of combined operations, nor do they reflect the expected realization of any revenue or cost synergies associated with the acquisition.

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

Index

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at December 31, 2016 and September 30, 2016.  See Note 8 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$305,714	$-	$-	$305,714
Other long-term investments	1,064	-	-	1,064
Derivative financial instruments	-	370	-	370
Total assets	$306,778	$370	$-	$307,148

Liabilities:
Derivative financial instruments	-	837	-	837
Total liabilities	$-	$837	$-	$837

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$287,479	$-	$-	$287,479
Other long-term investments	1,028	-	-	1,028
Derivative financial instruments	-	28	-	28
Total assets	$288,507	$28	$-	$288,535

Liabilities:
Derivative financial instruments	-	1,469	-	1,469
Total liabilities	$-	$1,469	$-	$1,469

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds which are traded in active markets.  We invest exclusivley in AAA- rated, prime institutional money makret funds, comprised of high quality, short-term fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.   Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,064 in the first quarter of fiscal 2017 to reflect its fair value as of December 31, 2016.

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

Index

4. INVENTORIES
Inventories consisted of the following:

	December 31, 2016	September 30, 2016

Raw materials	$43,188	$45,109
Work in process	6,085	4,668
Finished goods	21,815	22,346
Total	$71,088	$72,123

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $99,404 as of December 31, 2016, and $100,639 as of September 30, 2016.  The decrease in goodwill was due to $1,235 in foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	December 31, 2016		September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$42,096	$13,818	$42,194	$12,718
Acquired patents and licenses	8,270	8,233	8,270	8,155
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	27,548	12,620	27,900	12,205

Total other intangible assets subject to amortization	80,464	37,221	80,914	35,628

In-process technology	4,000		4,000
Other indefinite-lived intangibles*	1,190		1,190
Total other intangible assets not subject to amortization	5,190		5,190

Total other intangible assets	$85,654	$37,221	$86,104	$35,628

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our other intangible assets was $1,999 and $1,816 for the three months ended December 31, 2016 and 2015, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2017	$5,752
2018	7,089
2019	6,675
2020	6,670
2021	6,664

Index

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  An entity has the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a discounted cash flow analysis ("step one").  Similarly, an entity has the option to use a step zero or a step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2016, we chose to use a step one analysis for both goodwill impairment and for indefinite-lived intangible asset impairment.

We completed our annual impairment test during our fourth quarter of fiscal 2016 and recorded $1,000 of impairment expense on one of the in-process technology assets acquired in the NexPlanar acquisition during the fourth quarter of 2016 based on management's revised expected future cash flows for this asset.  There were no indicators of potential impairment during the quarter ended December 31, 2016, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	December 31, 2016	September 30, 2016

Auction rate securities (ARS)	$5,494	$5,494
Other long-term assets	2,550	2,620
Long-term contract asset	2,820	2,900
Other long-term investments	1,064	1,028
Total	$11,928	$12,042

We classify our ARS investments as held-to-maturity and have recorded them at cost.  Our ARS investments at December 31, 2016 consisted of two tax exempt municipal debt securities with a total par value of $5,494, both of which have maturities greater than ten years.  The ARS market began to experience illiquidity in early 2008, and this illiquidity continues.  Despite this lack of liquidity, there have been no defaults in payment of the underlying securities and interest income on these holdings continues to be received on scheduled interest payment dates.  Our ARS, when purchased, were issued by A-rated municipalities.  Although the credit ratings of both municipalities have been downgraded since our original investment, one of the ARS is credit enhanced with bond insurance, and the other has become an obligation of the bond insurer.  Both ARS currently carry a credit rating of AA- by Standard & Poor's.

The fair value of our ARS, determined using level 2 fair value inputs, was $5,031 as of December 31, 2016. We have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity. We believe the gross unrecognized loss of $463 is due to the illiquidity in the ARS market, rather than to credit loss.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.

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

Index

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs, related to our revolving line of credit, as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months. As discussed in Note 8, we reclassified $435 of prepaid debt costs related to our Term Loan out of other long-term assets as of September 30, 2016, in accordance with the adoption of a new accounting prounoucement. As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $1,064 representing the fair value of our SERP investments as of December 31, 2016.

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31, 2016	September 30, 2016

Accrued compensation	$16,125	$17,856
Income taxes payable	7,726	7,878
Dividends payable	4,602	4,502
Raw materials received, not yet invoiced	2,887	2,648
Deferred revenue and customer advances	612	782
Warranty accrual	196	243
Taxes, other than income taxes	1,004	775
Current portion of long-term contract liability	1,500	1,500
Other accrued expenses	4,733	5,211
Total	$39,385	$41,395

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

In the first quarter of fiscal 2017, we adopted the provisions of Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03) and ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements".  The provisions of ASU 2015-03 require an entity to present the debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction to the carry amount of that debt liability.  ASU 2015-03 requires adoption on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of the guidance.  ASU 2015-15 provides guidance on the treatment of debt issuance cost related to line-of-credit arrangements based on comments provided by the SEC staff.  The SEC staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  In accordance with this guidance, we have separated our debt issuance costs between those attributable to our Term Loan and those attributable to our Revolving Credit Facility.  The debt issuance costs attributable to our Term Loan are presented as a reduction of the long-term debt balance on our Consolidated Balance Sheet, while the debt issuance costs attributable to our Revolving Credit Facility remain in prepaid expenses and other current assets, and other long-term assets.  As of December 31, 2016, $630 of debt issuance costs related to our Term Loan are presented as a reduction of long-term debt.  Debt issuance costs related to our Revolving Credit Facility are not material.  As of September 30, 2016, we have reclassified $261 and $435 of debt issuance costs related to our Term Loan from prepaid expenses and other current assets, and other long-term assets, respectively, and presented them as a reduction of our long-term debt on our Consolidated Balance Sheet.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for the period January 1, 2016 through the expiration of the Credit Agreement.  As of December 31, 2016, our consolidated leverage ratio was 1.15 to 1.00 and our consolidated fixed charge coverage ratio was 4.11 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

Index

At December 31, 2016, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $155,313 as the loan bears a floating market rate of interest.  As of December 31, 2016, $10,938 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of December 31, 2016, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2017	$7,656
2018	14,219
2019	133,438
Total	$155,313

9. DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges – Interest Rate Swap Agreements
In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment of debt. The notional value of the swaps was $76,562 as of December 31, 2016, and the swaps are scheduled to expire on June 27, 2019.

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

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of December 31, 2016 and September 30, 2016, respectively, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other international currencies were $7,103 and $8,858, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other international currencies were $21,110 and $15,635, respectively.

Index

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2016	Fair Value at September 30, 2016	Fair Value at December 31, 2016	Fair Value at September 30, 2016
Derivatives designated as hedging instruments
Interest rate swap contracts	Other noncurrent assets	$173	$-	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$400	$612
	Other long-term liabilities	$-	$-	$-	$655

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$197	$28	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$437	$202

The following table summarizes the effect of our derivative instruments on our Consolidated Statement of Income for the three months ended December 31, 2016 and 2015:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended
	Statement of Income Location	December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income, net	$(1,794)	$(186)

The interest rate swap agreements were deemed to be effective since inception, so there was no impact on our Consolidated Statement of Income. We recorded a $666 unrealized gain in accumulated comprehensive income during the quarter ended December 31, 2016 for these interest rate swaps.  During the next 12 months, we expect approximately $402 may be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps based on projected rates using the LIBOR forward curve as of December 31, 2016.

Index

10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

Refer to Note 18 of "Notes to the Consolidated Financial Statements" in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, for additional information regarding commitments and contingencies.

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances. Additions and deductions to the warranty reserve are recorded in cost of goods sold. Our warranty reserve activity during the first three months of fiscal 2017 was as follows:

Balance as of September 30, 2016	$243
Reserve for product warranty during the reporting period	131
Settlement of warranty	(178)
Balance as of December 31, 2016	$196

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have unfunded defined benefit plans covering employees in certain foreign jurisdictions as required by local law. Benefit costs, consisting primarily of service costs, are recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statements of Income. The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of the fiscal year. Benefit payments under all such unfunded plans to be paid over the next 10 years are expected to be approximately $3,888.  For more information regarding these plans, refer to Note 18 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, the current term of which runs through December 31, 2019.  This agreement required us to purchase certain minimum quantities of fumed silica each year of the agreement, and to pay a shortfall if we purchased less than the minimum, and provides us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1,500 in each of calendar years 2017, 2018 and 2019.  The present value of this fee was $2,893 as of December 31, 2016.  The first payment of $1,500 is included in accrued expenses and the remaining $1,393 is included in other long-term liabilities on our Consolidated Balance Sheet.  As of December 31, 2016, purchase obligations include $3,731 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

Index

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (AOCI), including the reclassification adjustments for items that are reclassified from AOCI to net income, are shown below:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2016	$11,985	$(817)	$(1,612)	$9,556
Foreign currency translation adjustment, net of tax of $(2,444)	(17,574)	-	-	(17,574)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $440	-	785	-	785
Reclassification adjustment into earnings, net of tax of $(66)	-	(119)	-	(119)
Balance at December 31, 2016	$(5,589)	$(151)	$(1,612)	$(7,352)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2015	$(4,011)	$(901)	$(1,178)	$(6,090)
Foreign currency translation adjustment, net of tax of $(187)	197	-	-	197
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $211	-	383	-	383
Reclassification adjustment into earnings, net of tax of $97	-	176	-	176
Change in pension and other postretirement, net of tax of $(372)	-	-	372	372
Balance at December 31, 2015	$(3,814)	$(342)	$(806)	$(4,962)

The before tax amounts reclassified from OCI to net income during the three months ended December 31, 2016 and 2015, related to our cash flow hedges, were recorded as interest expense on our Consolidated Statement of Income.  During the first three months of fiscal 2017, we recorded $17,574 in currency translation losses, net of tax, that are included in other comprehensive income, primarily due to exchange rate fluctuations in the Japanese yen and Korean won versus the U.S. dollar.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

Index

12. SHARE-BASED COMPENSATION PLANS

We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan (OIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP); and, pursuant to the OIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  Prior to March 2012, when our stockholders approved the OIP, we issued share-based payments under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our ESPP, and, pursuant to the EIP, the DDCP and DSP.  For additional information regarding these programs, refer to Note 13 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are made from the OIP, and since then, the EIP no longer has been available for any awards.

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

Share-based compensation expense for the three months ended December 31, 2016, and 2015, was as follows:

	Three Months Ended December 31,
	2016	2016
Income statement classifications:
Cost of goods sold	$541	$534
Research, development and technical	419	418
Selling and marketing	339	404
General and administrative	1,614	3,716
Total share-based compensation expense	2,913	5,072
Tax benefit	(947)	(1,714)
Total share-based compensation expense, net of tax	$1,966	$3,358

Share-based compensation expense for the three months ended December 31, 2015, includes $605, of which $451 was reversed in the third quarter of fiscal 2016, related to certain unvested NexPlanar incentive stock options (ISOs) settled in cash at the acquisition date.  We also substituted certain NexPlanar ISOs with Cabot Microelectronics Corporation ISOs, preserving the intrinsic value, including the original vesting periods, of the original awards.  We accelerated the vesting on the substitute awards made to certain individuals based on the terms of their employment agreements with NexPlanar, and recorded $492 of share-based compensation expense related to this acceleration.  The total $1,097 of acquisition-related compensation is included in the table above as general and administrative expense.

For additional information regarding the estimation of fair value, refer to Note 13 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Index

13.	OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended December 31,
	2016	2016

Interest income	$421	$209
Other income (expense)	575	(19)
Total other income, net	$996	$190

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

14. INCOME TAXES

Our effective income tax rate was 20.3% for the three months ended December 31, 2016 compared to a 15.5 % effective income tax rate for the three months ended December 31, 2015.  The increase in the effective tax rate during the first quarter of fiscal 2017 was primarily due to changes in the jurisdictional mix of income and the absence of the retroactive reinstatement of the research and experimentation tax credit recorded in fiscal 2016.

The Company is currently operating under a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This arrangement allows for a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017, following a 0% tax rate in fiscal years 2013, 2014 and 2015.  This tax holiday reduced our income tax provision by approximately $826 and $871 in the first quarter of fiscal 2017 and 2016, respectively.  This tax holiday increased our diluted earnings per share by approximately $0.03 and $0.04 during the first quarter of fiscal 2017 and 2016, respectively.

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

Index

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended December 31,
	2016	2015
Numerator:
Net Income	$22,231	$11,309
Less: income attributable to participating securities	(102)	(127)
Earnings available to common shares	$22,129	$11,182

Denominator:
Weighted average common shares	24,582,688	24,141,726
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	489,477	407,039
Diluted weighted average common shares	25,072,165	24,548,765
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.90	$0.46

Diluted	$0.88	$0.46

For the three months ended December 31, 2016 and 2015, approximately 0.4 million and 1.1 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

16. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three months ended December 31, 2016, and 2015, was as follows:

	Three Months Ended December 31,
Revenue:	2016	2015
Tungsten slurries	$55,301	$44,412
Dielectric slurries	29,282	23,018
Polishing pads	16,209	10,509
Other Metals slurries	15,780	16,358
Engineered Surface Finishes	5,024	3,952
Data storage slurries	1,658	2,120
Total revenue	$123,254	$100,369

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

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis" (Topic 810).  ASU 2015-02 amends the criteria for determining which entities are considered variable interest entities (VIEs), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model.  We adopted ASU 2015-02 effective October 1, 2016, and this pronouncement had no material effect on our financial statements as we had no interest in any entities that may be considered a VIE.

In July 2015, the FASB issued ASU No, 2015-11, "Simplifying the Measurement of Inventory" (Topic 330).  The provisions of ASU 2015-11 require an entity to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 will be effective for us beginning October 1, 2017, but early adoption is permitted.  We do not believe the adoption of this standard will have a material effect on our financial statements.

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

In March 2016, the FASB issued ASU No. 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships" (Topic 815).  The provisions of ASU 2016-05 provide clarification that a change in a counterparty of a derivative instrument that has been designated as a hedging instrument does not require dedesignation of that hedging relationship, provided that all other hedge accounting criteria is met.  ASU 2016-05 will be effective for us beginning October 1, 2017, but early adoption is permitted.  We do not believe the adoption of this standard will have a material effect on our financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16 "Intra-Entity Transfers of Assets Other Than Inventory" (Topic 740).  The provisions of this standard provide guidance on recognition of taxes related to intra-entity transfer of assets other than inventory when the transfer occurs.  ASU 2016-16 will be effective for us beginning October 1, 2018, but early adoption is permitted.  We are currently evaluating the impact of implementation of this standard on our financial statements.

In October 2016, the FASB issued ASU No. 2016-17 "Interest Held through Related Parties That Are under Common Control" (Topic 810).  The provisions of this standard provide further guidance related to ASU 2015-02, and also provides guidance on consolidation in relation to VIEs and related parties.  ASU 2016-17 will be effective for us beginning October 1, 2017, but early adoption is permitted.  We do not believe the adoption of this standard will have a material effect on our financial statements as we currently have no interest in any entities that may be considered VIE.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; growth or contraction of, and trends in, the industry and markets in which the Company participates; the Company's management;  various economic or political factors and international or national events; regulatory or legislative activity; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the Company's supply chain; natural disasters; the acquisition of or investment in other entities, including NexPlanar Corporation ("NexPlanar"); uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason, based on a variety of factors; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the Company's current or future tax rate; the operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, including the consolidated financial statements and related notes thereto.

FIRST QUARTER OF FISCAL 2017 OVERVIEW

In our first quarter of fiscal 2017, we experienced continued strong demand conditions within the semiconductor industry, which was consistent with what we described in late October 2016 when we reported results for our fourth quarter of fiscal 2016, and our results for the quarter reflected these conditions.  Reports from some industry analysts and other semiconductor industry participants suggest there may be some softening in semiconductor demand during our second fiscal quarter, which is historically seasonally soft, with demand expected to increase in our third fiscal quarter.  Over the long-term, we continue to believe that semiconductor demand will grow, fueled by demand for mobile internet devices (MIDs), as well as a range of other electronic applications, including automotive, industrial automation and data center.  We expect this growth will be accompanied by continued advancement of semiconductor technology, including growth of more complex device architectures such as 3D NAND and FinFET.  However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our first quarter of fiscal 2017 was $123.3 million, which was a quarterly record for the Company, and represented an increase of 22.8% from the first quarter of fiscal 2016.  This year-over-year increase includes a full quarter benefit of our NexPlanar acquisition compared to approximately three fourths of the first quarter of fiscal 2016, as we completed the NexPlanar acquisition on October 22, 2015.  Revenue from tungsten slurries and polishing pads increased 24.5% and 54.2%, respectively, from the same quarter last year, and represented record quarterly revenue in both of these product areas.  Revenue from dielectrics slurries increased 27.2% from the same quarter last year.

Index

Gross profit for our first quarter of fiscal 2017 expressed as a percentage of revenue was 49.9%, including a 100 basis point adverse impact of NexPlanar amortization expense, compared to 50.0% for our first quarter of fiscal 2016.  Other factors affecting our gross profit compared to last year included higher sales volume, a higher-valued product mix, and higher fixed manufacturing costs, including costs associated with our Short Term Incentive Program (STIP).  We continue to expect our gross profit percentage for full fiscal year 2017 to be in the range of 48% to 50%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including fluctuations in our product mix and the extent to which we utilize our manufacturing capacity, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $33.4 million in our first quarter of fiscal 2017, including $0.5 million of NexPlanar amortization expense, compared to $35.8 million in the first quarter of fiscal 2016.  The decrease in operating expenses from the comparable quarter of fiscal 2016 was primarily due to the absence of costs associated with both the NexPlanar acquisition and the 2015 CEO transition, and lower clean room material expenses, partially offset by higher costs associated with our STIP.  We continue to expect operating expenses for full fiscal year 2017 will be between $137.0 million to $142.0 million.

Diluted earnings per share for the first quarter of fiscal 2017 were $0.88, compared to $0.46 in the same quarter last year.  The NexPlanar amortization expense adversely impacted our diluted earnings per share in the first quarter of fiscal 2017 by $0.04.  The year-over-year increase was primarily due to higher revenue and lower operating expenses, partially offset by a higher effective tax rate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  There have been no material changes in our critical accounting estimates during the first three months of fiscal 2017.  See Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-Q for a discussion of new accounting pronouncements.

Index

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2016, VERSUS THREE MONTHS ENDED DECEMBER 31, 2015

REVENUE

Revenue was $123.3 million for the three months ended December 31, 2016, which represented a 22.8%, or $22.9 million, increase from the three months ended December 31, 2015.  The increase in revenue was driven by a $14.8 million increase due to higher sales volume, an $8.1 million increase due to product mix, and a $1.4 million increase due to exchange rate fluctuations, partially offset by a $1.3 million decrease due to price changes.  The increase in sales volume was consistent with solid demand conditions seen in the global semiconductor industry this year compared to soft demand conditions we experienced during the same quarter last year.  Revenue from tungsten slurries, polishing pads, and dielectrics slurries increased 24.5%, 54.2%, and 27.2%, respectively, from the comparable period of fiscal 2016.

COST OF GOODS SOLD

Total cost of goods sold was $61.7 million for the three months ended December 31, 2016, which represented an increase of 23.1%, or $11.6 million, from the three months ended December 31, 2015.  The increase in cost of goods sold was primarily due to a $4.0 million increase due to higher sales volume, a $3.1 million increase in fixed manufacturing costs, including costs related to our STIP, a $1.7 million increase due to foreign exchange fluctuations, a $1.0 million increase due to product mix, and a $0.8 million increase related to material costs.  Fixed manufacturing costs included $1.2 million of NexPlanar amortization expense.

Engineered abrasive particles are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers.  For more financial information about our supply contracts, see "Tabular Disclosure of Contractual Obligations" in this Form 10-Q as well as in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

GROSS PROFIT

Our gross profit as a percentage of revenue was 49.9% for the three months ended December 31, 2016, compared to 50.0% for the three months ended December 31, 2015.  The decrease in gross profit as a percentage of revenue was primarily due to higher fixed manufacturing costs, including costs associated with our STIP, mostly offset by the benefit of higher sales volume and a higher-valued product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $13.4 million for the three months ended December 31, 2016, which represented a decrease of 9.7%, or $1.4 million, from the three months ended December 31, 2015.  The decrease was primarily due to $1.2 million in lower clean room material costs.

Index

Our research, development and technical efforts are focused on the following main areas:

·	Research related to fundamental CMP technology;
·	Development of new and enhanced CMP consumable products, including collaboration on joint development projects with technology-leading customers and suppliers;
·	Process development to support rapid and effective commercialization of new products;
·	Technical support of CMP products in our customers' research, development and manufacturing facilities; and,
·	Development of polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $7.6 million for the three months ended December 31, 2016, which represented an increase of 11.9%, or $0.8 million, from the three months ended December 31, 2015.  The increase was primarily due to $1.1 million in higher staffing-related costs, including severance and STIP costs, partially offset by a $0.2 million decrease in marketing costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $12.5 million for the three months ended December 31, 2016, which represented a decrease of 12.4%, or $1.8 million, from the three months ended December 31, 2015.  The decrease was primarily due to $1.3 million in lower staffing-related costs, including the absence of certain acquisition-related costs and costs associated with our 2015 CEO transition, and $0.5 million in lower professional fees, including professional fees associated with the acquisition of NexPlanar.  These decreases were partially offset by higher costs associated with our STIP.

INTEREST EXPENSE

Interest expense was $1.2 million for both the three months ended December 31, 2016 and 2015.  We continue to fix the interest rate of 50% of our outstanding debt via interest rate swaps, while maintaining a variable interest rate on the rest of our outstanding debt.

OTHER INCOME, NET

Other income was $1.0 million for the three months ended December 31, 2016, compared to $0.2 million during the three months ended December 31, 2015.  The increase in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses incurred on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 20.3% for the three months ended December 31, 2016 compared to a 15.5% effective income tax rate for the three months ended December 31, 2015.  The increase in the effective tax rate during the first quarter of fiscal 2017 was primarily due to changes in the jurisdictional mix of income and the absence of the retroactive reinstatement of the research and experimentation tax credit recorded in fiscal 2016. We currently expect our effective tax rate for full year fiscal 2017 to be within the range of 19% to 22%; previously, we had estimated 17% to 20%.

Index

NET INCOME

Net income was $22.2 million for the three months ended December 31, 2016, which represented an increase of 96.6%, or $10.9 million, from the three months ended December 31, 2015.  The increase was primarily due to higher revenue and lower operating expenses, partially offset by a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We generated $25.1 million in cash flows from operating activities in the first three months of fiscal 2017, compared to $7.2 million in cash from operating activities in the first three months of fiscal 2016.  Our cash provided by operating activities in the first three months of fiscal 2017 represented $33.2 million in net income plus non-cash items and an $8.1 million decrease in cash flow due to a net increase in working capital.  The increase in cash flows from operating activities compared to the first three months of fiscal 2016 was primarily due to a significant increase in net income and changes in the timing and amount of accrued expense payments, including payments related to our annual cash incentive bonus program, partially offset by higher accounts receivable due to significantly higher revenue earned in the first quarter of fiscal 2017 compared to the same quarter last year.  The cash incentive payment related to our performance against goals in fiscal 2016, which was made in the first quarter of fiscal 2017, was $8.4 million lower than the cash incentive payment related to our performance against goals in fiscal 2015, which was made in the first quarter of fiscal 2016.

In the first three months of fiscal 2017, cash flows used in investing activities were $4.9 million, representing purchases of property, plant and equipment.  In the first three months of fiscal 2016, cash flows used in investing activities were $131.6 million, representing $126.5 million for the NexPlanar acquisition, net of $15.2 million in cash acquired, and $5.1 million for purchases of property, plant and equipment.  We continue to expect our total capital expenditures in fiscal 2017 will be within the range of $20.0 million to $25.0 million.

In the first three months of fiscal 2017, cash flows provided by financing activities were $7.6 million.  We received $12.5 million from the issuance of common stock related to the exercise of stock options granted under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan (OIP), and we received $2.5 million in tax benefits related to exercises of stock options and vesting of restricted stock and restricted stock units granted under these plans.  We used $1.1 million to repurchase common stock under our share repurchase program and $1.9 million to repurchase common stock pursuant to the terms of our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock and restricted stock units granted under these plans.  We also paid $4.4 million in dividends and dividend equivalents on our common stock.  In the first three months of fiscal 2016, cash flows used in financing activities were $11.8 million.  We used $10.0 million to repurchase common stock under our share repurchase program and $2.7 million to repurchase common stock pursuant to the terms of our EIP and our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock and restricted stock units granted under these plans.  We also used $2.2 million to repay long-term debt.  We received $2.6 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP, and we received $0.4 million in tax benefits related to exercises of stock options and vesting of restricted stock and restricted stock units granted under these plans.

Index

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 18,724 shares for $1.1 million during the first quarter of fiscal 2017 and we repurchased 237,615 shares for $10.0 million during the first quarter of fiscal 2016.  As of December 31, 2016, approximately $132.9 million remained outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  During fiscal 2016 and in fiscal 2017, we entered into "10b5-1" stock purchase plan agreements with independent brokers to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

On January 7, 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock.  Pursuant to this announcement, our Board of Directors declared quarterly cash dividends of $0.18 per share, during the second, third, and fourth quarters of fiscal 2016, and during the first quarter of fiscal 2017, the latest of which we paid on or about January 30, 2017 to shareholders of record as of December 23, 2016.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

We entered into a Credit Agreement in February 2012, which provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities".  In June 2014, we entered into an amendment to the Credit Agreement (the "Amendment"), which provided for an additional $17.5 million in Term Loan commitments to bring the total commitments to the same level as the original amount under the Credit Agreement at its inception in 2012, an extension of the maturity date of the Credit Facilities to June 27, 2019, and changes to certain pricing and other terms of the agreement, including a relaxed consolidated leverage ratio financial covenant.  The Amendment also increased the uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions to provide additional capacity in the Revolving Credit Facility, from $75.0 million to $100.0 million.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The additional Term Loan commitments were drawn on June 27, 2014, and the Revolving Credit Facility remains undrawn.  The Term Loan has $155.3 million outstanding as of December 31, 2016.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions and according to certain terms: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 through the expiration of the Credit Agreement.  As of December 31, 2016, our consolidated leverage ratio was 1.15 to 1.00 and our consolidated fixed charge coverage ratio was 4.11 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding the Credit Agreement.

As of December 31, 2016, we had $305.7 million of cash and cash equivalents, $177.6 million of which was held in foreign subsidiaries in Japan, the Netherlands, Singapore, South Korea and Taiwan where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  See Part II, Item 1A entitled "Risk Factors" in this Form 10-Q for additional discussion of our foreign operations.

Index

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

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2016, and September 30, 2016, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt	$155.3	$10.9	$144.4	$-	$-
Interest expense and fees on long-term debt	9.9	4.2	5.7	-	-
Purchase obligations	26.8	24.9	1.8	0.1	-
Operating leases	9.7	2.4	3.1	1.6	2.6
Severance agreements	2.2	2.2	-	-	-
Other long-term liabilities	15.6	2.7	1.5	-	11.4
Total contractual obligations	$219.5	$47.3	$156.5	$1.7	$14.0

We have been operating under a multi-year supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, for the purchase of fumed silica, the current term of which runs through December 31, 2019.  This agreement required us to purchase certain minimum quantities of fumed silica in calendar 2015 and 2016, and to pay a shortfall if we purchased less than the minimum, and provides us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1.5 million in each of calendar years 2017, 2018 and 2019, of which the 2017 payment has already been made.  The purchase obligations in the table above reflect management's expectation that we will meet our forecasted purchase quantities in calendar 2017.  Purchase obligations include an aggregate amount of $3.7 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The $1.5 million payment due on January 1, 2018 is included in accrued liabilities on our Consolidated Balance Sheet as of December 31, 2016, and the calendar 2019 payment is included in other long-term liabilities in the table above.

Interest payments on long-term debt reflect interest rates in effect at December 31, 2016.  The interest payments reflect variable LIBOR-based rates currently in effect on $77.7 million of our outstanding debt, and fixed interest rates on $77.7 million of outstanding debt for which we have implemented interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding our long-term debt.

Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, for additional information regarding our contractual obligations.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, and the New Taiwan dollar.  Approximately 20% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which mitigates the exposure on the Consolidated Statement of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheet.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward exchange contracts or other derivative instruments for speculative or trading purposes.

Although the fluctuations of the won and yen have not had a material impact on our Consolidated Income Statement for the fiscal quarters ended December 31, 2016 and 2015, they have had a significant impact on other comprehensive income on our Consolidated Balance Sheet.  During the first three months of fiscal 2017, we recorded $17.6 million in currency translation losses, net of tax, that are included in other comprehensive income.  During the fiscal year ended September 30, 2016, we recorded $16.0 million in currency translation gains, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of December 31, 2016, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At December 31, 2016, we had $155.3 million in long-term debt outstanding on our Term Loan.  In fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment to maintain a fixed rate of interest on half of our outstanding debt.  As of December 31, 2016, the fair value of this cash flow hedge is a liability of $0.2 million.  At December 31, 2016, we had $77.7 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At December 31, 2016, we owned two auction rate securities (ARS) with a total estimated fair value of $5.0 million and par value of $5.5 million which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Note 6 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

Index

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  However, we may update our risk factors, including adding or deleting them, in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our products to fluctuate.  For example, the strengthening of demand conditions in the semiconductor industry we experienced during the second half of fiscal 2016 continued through the first quarter of fiscal 2017, following relatively soft demand conditions during the second half of fiscal 2015 and the first half of fiscal 2016.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

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

Some additional factors that affect demand for our products include: demand trends for different types of electronic devices, such as mobile internet devices (MIDs) versus PCs; products that our customers may produce, such as logic versus memory IC devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables; customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.

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

During the three months ended December 31, 2016 and 2015, our five largest customers accounted for approximately 57% and 55% of our revenue, respectively.  During the three months ended December 31, 2016, Samsung, Taiwan Semiconductor Manufacturing Company (TSMC), and Micron Technology Inc. (following its acquisition of Inotera Memories Inc.) were our largest customers accounting for approximately 16%, 14%, and 11%, respectively, of our revenue.  During the three months ended December 31, 2015, Samsung and TSMC were our largest customers accounting for approximately 16% and 15%, respectively, of our revenue.  During full fiscal year 2016, our five largest customers accounted for approximately 54% of our revenue, with TSMC and Samsung each accounting for approximately 15% of our revenue.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP COMPETITIVE CMP CONSUMABLES PRODUCTS, OFFER BETTER PRICING, SERVICE OR OTHER TERMS, OR OBTAIN CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from other CMP consumables manufacturers or any new entrants could seriously harm our business and results of operations, and this competition could continue to increase.  Competition has and will likely continue to impact the prices we are able to charge for our CMP consumables products, as well as our overall business.  In addition, our competitors could have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products, could attempt to introduce products similar to ours following the expiration of our patents, as referenced with respect to certain intellectual property important to some of our legacy business, or could attempt to introduce products that do not fall within the scope of our intellectual property rights.

Index

ANY PROBLEM OR DISRUPTION IN OUR SUPPLY CHAIN, INCLUDING SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, OR IN OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS TO OUR CUSTOMERS,  COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our CMP slurries and pads, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, or labor-related issues, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers.  For example, in our third quarter of fiscal 2015, we incurred significant costs associated with raw material that did not meet our material quality requirements.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86% of our revenue was generated by sales to customers outside of the United States for both the three months ended December 31, 2016 and full fiscal year ended September 30, 2016.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the United States with respect to non-U.S. operations of U.S. businesses like ours, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business.

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

OUR INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD CAUSE OUR BUSINESS TO SUFFER

We utilize and rely upon a global workforce.  If we fail to attract and retain the necessary managerial, technical and customer support personnel, our business and our ability to maintain existing and obtain new customers, develop new products and provide acceptable levels of customer service could suffer.  We compete worldwide with other industry participants for qualified personnel, particularly those with significant experience in the semiconductor industry.  The loss of services of key employees, or our ability to obtain or maintain visas or other travel or residency documents on their behalf with respect to our business needs, could harm our business and results of operations.  Periodically, we engage in succession planning for our key employees, and our Board of Directors reviews succession planning for our executive officers, including our chief executive officer, on an annual basis.

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic, political and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements, and changes in market evaluations, by securities analysts, investors, market participants or others, of or related to, us or participants in the semiconductor and related industries; changes in business, trade or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital deployment strategy, or entering into a business combination; and trading volume of our common stock.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2016	6,124	$53.13	6,124	$133,703
Nov. 1 through Nov. 30, 2016	6,680	$57.96	6,300	$133,337
Dec. 1 through Dec. 31, 2016	37,756	$60.64	6,300	$132,945
Total	50,560	$59.38	18,724	$132,945

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 18,724 shares for $1.1 million during the first quarter of fiscal 2017.  As of December 31, 2016, $132.9 million remained outstanding under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Separate from this share repurchase program, a total of 31,836 shares were purchased during the first quarter of fiscal 2017 pursuant to the terms of our 2012 Omnibus Incentive Plan (OIP) as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the OIP.

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

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: February 7, 2017	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 7, 2017	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]