Form 10-Q
period 2017-03-31
CABOT MICROELECTRONICS CORP
filed 2017-05-05
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2017
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

As of April 30, 2017, the Company had 25,254,551 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenue	$119,184	$99,244	$242,438	$199,613

Cost of goods sold	59,153	52,348	120,902	102,522

Gross profit	60,031	46,896	121,536	97,091

Operating expenses:
Research, development and technical	14,090	14,934	27,486	29,762
Selling and marketing	7,268	6,668	14,820	13,417
General and administrative	14,699	12,990	27,195	27,253
Total operating expenses	36,057	34,592	69,501	70,432

Operating income	23,974	12,304	52,035	26,659

Interest expense	1,135	1,191	2,285	2,358

Other income, net	234	452	1,230	642
Income before income taxes	23,073	11,565	50,980	24,943

Provision for income taxes	4,793	2,434	10,469	4,503

Net income	$18,280	$9,131	$40,511	$20,440

Basic earnings per share	$0.73	$0.38	$1.63	$0.84

Weighted average basic shares outstanding	25,031	24,061	24,798	24,070

Diluted earnings per share	$0.71	$0.37	$1.60	$0.83

Weighted average diluted shares outstanding	25,526	24,408	25,304	24,444

Dividends per share	$0.20	$0.18	$0.38	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Net income	$18,280	$9,131	$40,511	$20,440

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,883	6,160	(3,691)	6,357
Minimum pension liability adjustment	-	(85)	-	287
Net unrealized gain (loss) on cash flow hedges	152	(651)	818	(92)

Other comprehensive income (loss), net of tax	14,035	5,424	(2,873)	6,552

Comprehensive income	$32,315	$14,555	$37,638	$26,992

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$343,683	$287,479
Accounts receivable, less allowance for doubtful accounts of $1,708 at March 31, 2017, and $1,828 at September 30, 2016	59,438	62,830
Inventories	69,778	72,123
Prepaid expenses and other current assets	15,807	14,398
Total current assets	488,706	436,830

Property, plant and equipment, net	109,042	106,496
Goodwill	101,786	100,639
Other intangible assets, net	46,580	50,476
Deferred income taxes	20,173	20,747
Other long-term assets	11,815	12,042
Total assets	$778,102	$727,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,345	$16,834
Accrued expenses, income taxes payable and other current liabilities	42,924	41,395
Current portion of long-term debt	9,844	7,656
Total current liabilities	65,113	65,885

Long-term debt, net of current portion, less prepaid debt issuance cost of $567 at March 31, 2017 and $696 at September 30, 2016	140,527	146,961
Deferred income taxes	62	75
Other long-term liabilities	14,789	16,661
Total liabilities	220,491	229,582

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 35,072,863 shares at March 31, 2017, and 34,261,304 shares at September 30, 2016	35	34
Capital in excess of par value of common stock	567,250	530,840
Retained earnings	361,652	330,776
Accumulated other comprehensive income (loss)	6,683	9,556
Treasury stock at cost, 9,816,519 shares at March 31, 2017, and 9,744,642 shares at September 30, 2016	(378,009)	(373,558)
Total stockholders' equity	557,611	497,648

Total liabilities and stockholders' equity	$778,102	$727,230

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$40,511	$20,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,214	12,495
Provision for doubtful accounts	(38)	(14)
Share-based compensation expense	6,465	8,202
Deferred income tax expense	1,570	574
Non-cash foreign exchange gain	(174)	(288)
(Gain) loss on disposal of property, plant and equipment	(64)	158
Impairment of assets	-	79
Other	207	(78)
Changes in operating assets and liabilities:
Accounts receivable	1,449	1,517
Inventories	723	(2,157)
Prepaid expenses and other assets	(2,310)	(796)
Accounts payable	(4,418)	93
Accrued expenses, income taxes payable and other liabilities	774	(7,589)
Net cash provided by operating activities	57,909	32,636

Cash flows from investing activities:
Additions to property, plant and equipment	(11,677)	(10,330)
Proceeds from the sale of property, plant and equipment	90	17
Acquisition of business, net of cash acquired	-	(126,525)
Net cash used in investing activities	(11,587)	(136,838)

Cash flows from financing activities:
Repayment of long-term debt	(4,375)	(4,375)
Repurchases of common stock	(4,451)	(27,855)
Net proceeds from issuance of stock	24,802	4,695
Dividends paid	(8,926)	-
Tax benefits associated with share-based compensation expense	5,164	666
Net cash provided by (used in) financing activities	12,214	(26,869)

Effect of exchange rate changes on cash	(2,332)	3,269
Increase (decrease) in cash and cash equivalents	56,204	(127,802)
Cash and cash equivalents at beginning of period	287,479	354,190
Cash and cash equivalents at end of period	$343,683	$226,388

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,496	$868

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics' financial position as of March 31, 2017, cash flows for the six months ended March 31, 2017, and March 31, 2016, and results of operations for the three and six months ended March 31, 2017, and March 31, 2016.  The consolidated balance sheet as of September 30, 2016 was derived from audited financial statements, but does not contain all of the footnote disclosures from the annual financial statements.  The results of operations for the three and six months ended March 31, 2017 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2017.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of March 31, 2017.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances such as customer bankruptcies and increased risk due to economic conditions.  Amounts charged to bad debt expense are recorded in general and administrative expenses.  A portion of our receivables and the related allowance for doubtful accounts is denominated in foreign currencies, so they are subject to foreign exchange fluctuations.  Uncollectible account balances are charged against the allowance when we believe that it is probable that the receivable will not be recovered.

INDEX

  At March 31, 2017, our accounts receivable balance with Toshiba Corporation ("Toshiba") represented a U.S. dollar equivalent of $2,592, which equates to 4.4% of our total accounts receivable balance of $59,438, net of allowance for doubtful accounts, and of which no amounts are past due.  We continue to monitor the financial condition of Toshiba and its ability to make the required payments due on our receivables.  At present, we do not believe it is probable that the receivables from Toshiba are impaired, and accordingly, we have not recorded a related allowance for doubtful accounts.

2. BUSINESS COMBINATION

On October 22, 2015, the Company completed the acquisition of 100% of the outstanding stock of NexPlanar Corporation (NexPlanar), a privately held, U.S. based company specializing in the development, manufacture and sale of advanced CMP pad solutions for the semiconductor industry.  We acquired NexPlanar to expand our polishing pad portfolio by adding a complementary pad technology and to leverage our global infrastructure to better serve customers on a global basis, including offering performance-advantaged slurry and pad consumable sets.  We paid a total of $126,976, including total purchase consideration of $142,237, less cash acquired of $15,261.  The purchase consideration includes $142,167 paid at the date of acquisition and $70 for a post-closing adjustment.  In addition, we paid $154 in compensation expense related to certain unvested NexPlanar stock options settled in cash at the acquisition date.

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

	Three Months Ended March 31,	Six Months Ended March 31,
	2016	2016
Revenues	$99,244	$201,020
Net income	9,131	21,503
Earnings per share - basic	0.38	0.89
Earnings per share - diluted	$0.37	$0.87

The historical financial information has been adjusted to give effect to the pro forma adjustments, which consist of amortization expense associated with intangible assets, and the elimination of interest expense on NexPlanar debt repaid prior to the acquisition.  The proforma amounts for the six months ended March 31, 2016 exclude the impact of compensation expense related to unvested NexPlanar stock options settled in cash, and the step-up of inventory as these items are assumed to have occurred during the quarter ended December 31, 2014 had the acquisition been completed on October 1, 2014.  The pro forma consolidated results are not necessarily indicative of what the consolidated results actually would have been had the acquisition been completed on October 1, 2014.  The pro forma consolidated results do not purport to project future results of combined operations, nor do they reflect the expected realization of any revenue or cost synergies associated with the acquisition.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at March 31, 2017 and September 30, 2016.  See Note 8 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

March 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$343,683	$-	$-	$343,683
Other long-term investments	1,134	-	-	1,134
Derivative financial instruments	-	801	-	801
Total assets	$344,817	$801	$-	$345,618

Liabilities:
Derivative financial instruments	-	456	-	456
Total liabilities	$-	$456	$-	$456

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$287,479	$-	$-	$287,479
Other long-term investments	1,028	-	-	1,028
Derivative financial instruments	-	28	-	28
Total assets	$288,507	$28	$-	$288,535

Liabilities:
Derivative financial instruments	-	1,469	-	1,469
Total liabilities	$-	$1,469	$-	$1,469

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  We invest exclusively in AAA- rated, prime institutional money market funds, comprised of high quality, short-term fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.   Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,134 in the second quarter of fiscal 2017 to reflect its fair value as of March 31, 2017.

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

INDEX

4. INVENTORIES
Inventories consisted of the following:

	March 31, 2017	September 30, 2016

Raw materials	$38,025	$45,109
Work in process	5,481	4,668
Finished goods	26,272	22,346
Total	$69,778	$72,123

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $101,786 as of March 31, 2017, and $100,639 as of September 30, 2016.  The decrease in goodwill was due to $1,147 in foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	March 31, 2017		September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$42,287	$15,207	$42,194	$12,718
Acquired patents and licenses	8,270	8,236	8,270	8,155
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	28,228	13,952	27,900	12,205

Total other intangible assets subject to amortization	81,335	39,945	80,914	35,628

In-process technology	4,000		4,000
Other indefinite-lived intangibles*	1,190		1,190
Total other intangible assets not subject to amortization	5,190		5,190

Total other intangible assets	$86,525	$39,945	$86,104	$35,628

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our intangible assets was $1,926 and $3,925 for the three and six months ended March 31, 2017 respectively, and was $2,138 and $3,954 for the three and six months ended and March 31, 2016, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2017	$3,869
2018	7,118
2019	6,675
2020	6,670
2021	6,664

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

We completed our annual impairment test during our fourth quarter of fiscal 2016 and recorded $1,000 of impairment expense on one of the in-process technology assets acquired in the NexPlanar acquisition during the fourth quarter of 2016 based on management's revised expected future cash flows for this asset.  There were no indicators of potential impairment during the quarter ended March 31, 2017, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	March 31, 2017	September 30, 2016

Auction rate securities (ARS)	$5,494	$5,494
Other long-term assets	2,602	2,620
Long-term contract asset	2,585	2,900
Other long-term investments	1,134	1,028
Total	$11,815	$12,042

Our ARS investments at March 31, 2017 consisted of two tax exempt municipal debt securities with a total par value of $5,494, both of which have maturities greater than ten years.  The fair value of our ARS, determined using level 2 fair value inputs, was $5,039 as of March 31, 2017. We have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity. We believe the gross unrecognized loss of $455 is due to the illiquidity in the ARS market, rather than to credit loss.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.

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

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs, related to our Revolving Credit Facility, as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months. As discussed in Note 8, we reclassified $435 of prepaid debt costs related to our Term Loan out of other long-term assets as of September 30, 2016, in accordance with the adoption of a new accounting pronouncement. As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $1,134 representing the fair value of our SERP investments as of March 31, 2017.

INDEX

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31, 2017	September 30, 2016

Accrued compensation	$20,069	$17,856
Income taxes payable	6,413	7,878
Dividends payable	5,212	4,502
Raw materials received, not yet invoiced	2,867	2,648
Deferred revenue and customer advances	678	782
Warranty accrual	215	243
Taxes, other than income taxes	1,258	775
Current portion of long-term contract liability	1,500	1,500
Other accrued expenses	4,712	5,211
Total	$42,924	$41,395

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

INDEX

In the first quarter of fiscal 2017, we adopted the provisions of Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03) and ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements".  The provisions of ASU 2015-03 require an entity to present the debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction to the carrying amount of that debt liability.  ASU 2015-03 requires adoption on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of the guidance.  ASU 2015-15 provides guidance on the treatment of debt issuance costs related to line-of-credit arrangements based on comments provided by the SEC staff.  The SEC staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  In accordance with this guidance, we have separated our debt issuance costs between those attributable to our Term Loan and those attributable to our Revolving Credit Facility.  The debt issuance costs attributable to our Term Loan are presented as a reduction of the long-term debt balance on our Consolidated Balance Sheet, while the debt issuance costs attributable to our Revolving Credit Facility remain in prepaid expenses and other current assets, and other long-term assets.  As of March 31, 2017, $567 of debt issuance costs related to our Term Loan are presented as a reduction of long-term debt.  Debt issuance costs related to our Revolving Credit Facility are not material.  As of September 30, 2016, we have reclassified $261 and $435 of debt issuance costs related to our Term Loan from prepaid expenses and other current assets, and other long-term assets, respectively, and presented them as a reduction of our long-term debt on our Consolidated Balance Sheet.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for the period January 1, 2016 through the expiration of the Credit Agreement.  As of March 31, 2017, our consolidated leverage ratio was 1.03 to 1.00 and our consolidated fixed charge coverage ratio was 3.54 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At March 31, 2017, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $150,938 as the loan bears a floating market rate of interest.  As of March 31, 2017, $9,844 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of March 31, 2017, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2017	$3,281
2018	14,219
2019	133,438
Total	$150,938

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

Cash Flow Hedges – Interest Rate Swap Agreements
In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment of debt. The notional value of the swaps was $75,469 as of March 31, 2017, and the swaps are scheduled to expire on June 27, 2019.

INDEX

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

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of March 31, 2017 and September 30, 2016, respectively, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other international currencies were $7,538 and $8,858, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other international currencies were $20,250 and $15,635, respectively.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Balance Sheet Location		Fair Value at March 31, 2017	Fair Value at September 30, 2016	Fair Value at March 31, 2017	Fair Value at September 30, 2016
Derivatives designated as hedging instruments
Interest rate swap contracts	Other noncurrent assets	$598	$-	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$263	$612
	Other long-term liabilities	$-	$-	$-	$655

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$203	$28	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$193	$202

The following table summarizes the effect of our derivative instruments on our Consolidated Statement of Income for the three and six months ended March 31, 2017 and 2016:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Six Months Ended
Statement of Income Location		March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (loss), net	$320	$698	$(1,474)	$512

The interest rate swap agreements were deemed to be effective since inception, so there was no impact on our Consolidated Statement of Income. We recorded a $152 unrealized gain in accumulated comprehensive income during the quarter ended March 31, 2017 for these interest rate swaps.  During the next 12 months, we expect approximately $194 may be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps based on projected rates using the LIBOR forward curve as of March 31, 2017.

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances. Additions and deductions to the warranty reserve are recorded in cost of goods sold. Our warranty reserve activity during the first six months of fiscal 2017 was as follows:

Balance as of September 30, 2016	$243
Reserve for product warranty during the reporting period	256
Settlement of warranty	(284)
Balance as of March 31, 2017	$215

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

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have a fumed silica supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, the current term of which runs through December 31, 2019.  It provides us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1,500 in each of calendar years 2017, 2018 and 2019, of which the 2017 payment has already been made.  The present value of the remaining fees was $2,907 as of March 31, 2017.  The 2018 payment of $1,500 is included in accrued expenses and the remaining $1,407 is included in other long-term liabilities on our Consolidated Balance Sheet.  As of March 31, 2017, purchase obligations include $3,511 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

CONTINGENCIES

Our subsidiary in South Korea is currently under an audit in the normal course of business by the Korean customs authority for the period from fiscal years 2011 through 2016.  The matter is not yet at a stage at which we are able to estimate a reasonably possible loss or range of loss, if any, that may result from this matter, and accordingly, we have not recorded a liability for this matter as of March 31, 2017.  We expect that any costs to ultimately resolve any matters identified in the audit would not have a material effect on our financial results.

INDEX

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (AOCI), including the reclassification adjustments for items that are reclassified from AOCI to net income, are shown below:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2016	$11,985	$(817)	$(1,612)	$9,556
Foreign currency translation adjustment, net of tax of $(1,732)	(3,691)	-	-	(3,691)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $576	-	1,026	-	1,026
Reclassification adjustment into earnings, net of tax of $(117)	-	(208)	-	(208)
Balance at March 31, 2017	$8,294	$1	$(1,612)	$6,683

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2015	$(4,011)	$(901)	$(1,178)	$(6,090)
Foreign currency translation adjustment, net of tax of $622	6,357	-	-	6,357
Unrealized loss on cash flow hedges:
Change in fair value, net of tax of $(71)	-	(127)	-	(127)
Reclassification adjustment into earnings, net of tax of $20	-	35	-	35
Change in pension and other postretirement liabilities, net of tax of $287	-	-	287	287
Balance at March 31, 2016	$2,346	$(993)	$(891)	$462

The before tax amounts reclassified from OCI to net income during the six months ended March 31, 2017 and 2016, related to our cash flow hedges, were recorded as interest expense on our Consolidated Statement of Income.  For the six month ended March 31, 2017, we recorded $3,691 in currency translation losses, net of tax, that are included in other comprehensive income, primarily due to exchange rate fluctuations in the Japanese yen and Korean won versus the U.S. dollar.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

INDEX

12. SHARE-BASED COMPENSATION PLANS

We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan, as amended effective March 7, 2017 (OIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP); and, pursuant to the OIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  In March 2017, our stockholders reapproved the material terms of performance-based awards under the OIP for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended.  Prior to March 2012, when our stockholders first approved the OIP, we issued share-based payments under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our ESPP, and, pursuant to the EIP, the DDCP and DSP.  For additional information regarding these programs, refer to Note 13 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are made from the OIP, and since then, the EIP no longer has been available for any awards.

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

Share-based compensation expense for the three and six months ended March 31, 2017, and 2016, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Cost of goods sold	$552	$535	$1,093	$1,069
Research, development and technical	459	416	878	834
Selling and marketing	347	411	686	815
General and administrative	2,194	2,373	3,808	6,089
Total share-based compensation expense	3,552	3,735	6,465	8,807
Tax benefit	(1,220)	(1,274)	(2,167)	(2,988)
Total share-based compensation expense, net of tax	$2,332	$2,461	$4,298	$5,819

Our non-employee directors received annual equity awards in March 2017, pursuant to the OIP. The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company's bylaws. Two of the Company's non-employee directors had completed at least two full terms of service as of the date of the March 2017 award. Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $377 of the awards to these two directors to share-based compensation expense in the fiscal quarter ended March 31, 2017 rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other non-employee directors who received an annual equity award in March 2017.

INDEX

In conjunction with our acquisition of NexPlanar in October 2015, share-based compensation expense for the three months ended December 31, 2015, included $605 related to certain unvested NexPlanar incentive stock options (ISOs) settled in cash at the acquisition date, of which $451 was reversed in the third quarter of fiscal 2016.  We also substituted certain NexPlanar ISOs with Cabot Microelectronics Corporation ISOs, preserving the intrinsic value, including the original vesting periods, of the original awards.  We accelerated the vesting on the substitute awards made to certain individuals based on the terms of their employment agreements with NexPlanar, and recorded $492 of share-based compensation expense related to this acceleration.  The total $1,097 of acquisition-related compensation is included in the table above as general and administrative expense for the six months ended March 31, 2016.

For additional information regarding the estimation of fair value, refer to Note 13 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

13.	OTHER INCOME, NET

Other income (expense), net, consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Interest income	$516	$178	$937	$387
Other income (expense)	(282)	274	293	255
Total other income, net	$234	$452	$1,230	$642

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

14. INCOME TAXES

Our effective income tax rate was 20.8% and 20.5%  for the three and six months ended March 31, 2017, respectively, compared to a 21.0% and 18.1% effective income tax rate for the three and six months ended March 31, 2016.  The increase in the effective tax rate during the first six months of fiscal 2017 was primarily due to changes in the jurisdictional mix of income and the absence of the retroactive reinstatement of the research and experimentation tax credit recorded in fiscal 2016.

The Company is currently operating under a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This arrangement allows for a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017, following a 0% tax rate in fiscal years 2013, 2014 and 2015.  This tax holiday reduced our income tax provision by approximately $1,915 and $1,797 in the first six months of fiscal 2017 and 2016, respectively.  This tax holiday increased our diluted earnings per share by approximately $0.08 and $0.07 during the six month ended March 31, 2017 and 2016, respectively.

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

INDEX
The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net Income	$18,280	$9,131	$40,511	20,440
Less: income attributable to participating securities	(48)	(41)	(146)	(160)
Earnings available to common shares	$18,232	$9,090	$40,365	20,280

Denominator:
Weighted average common shares	25,030,367	24,061,005	24,798,122	24,069,557
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	496,090	346,615	505,834	374,098
Diluted weighted average common shares	25,526,457	24,407,620	25,303,956	24,443,655
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.73	$0.38	$1.63	0.84

Diluted	$0.71	$0.37	$1.60	0.83

For the three and six months ended March 31, 2017 and 2016, approximately 0.4 million and 1.2 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

16. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and six months ended March 31, 2017, and 2016, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue:	2017	2016	2017	2016
Tungsten slurries	$51,835	$43,885	$107,136	$88,297
Dielectric slurries	27,843	23,679	57,125	46,697
Polishing pads	17,139	11,943	33,348	22,452
Other Metals slurries	14,670	14,180	30,450	30,538
Engineered Surface Finishes	6,036	3,743	11,060	7,695
Data storage slurries	1,661	1,814	3,319	3,934
Total revenue	$119,184	$99,244	$242,438	$199,613

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

In January 2017, the FASB issued ASU No. 2017-01 "Clarifying the Definition of a Business" (Topic 805).  The provisions of this standard provide guidance to determine whether the acquisition or sale of a set of assets or activities constitutes a business.  The standard requires that an integrated set of assets and activities include an input and a substantive process that together contribute to the ability to create output.  ASU 2017-01 will be effective for us beginning October 1, 2017, and early adoption is permitted under specified conditions.  We are currently evaluating the impact of implementation of this standard on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04 "Simplifying the Test for Goodwill Impairment" (Topic 350).  The provisions of this standard eliminate Step 2 from the goodwill impairment test, which required an entity to determine the fair value of its assets and liabilities at the impairment testing date of its goodwill and compare it to its carrying amount to determine a possible impairment loss. Goodwill impairment testing will now be done by comparing the fair value of a reporting unit and its carrying amount. ASU 2017-04 will be effective for us beginning October 1, 2020, but early adoption is permitted as of October 1, 2017.  We are currently evaluating the impact of implementation of this standard on our financial statements.

In March 2017, the FASB issued ASU No. 2017-07" Improving the Presentation of Net Period Pension Cost and net Period Postretirement Benefit Cost" (Topic 715).  The provisions of ASU 2017-07 provided specific guidance on the presentation of the components of net benefit cost.  ASU 2017-07 will be effective for us beginning October 1, 2018.  We are currently evaluating the impact of implementation of this standard on our financial statements.

INDEX

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; growth or contraction of, and trends in, the industry and markets in which the Company participates; the Company's management; various economic or political factors and international or national events; regulatory or legislative activity; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the Company's supply chain; the financial conditions of the Company's customers; natural disasters; the acquisition of or investment in, or collaboration with other entities, including NexPlanar Corporation ("NexPlanar"); uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason, based on a variety of factors; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the Company's current or future tax rate; the operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, including the consolidated financial statements and related notes thereto.

SECOND QUARTER OF FISCAL 2017 OVERVIEW

In our second quarter of fiscal 2017, we experienced continued strong demand for our products, particularly for memory applications, as well as strong overall demand in China.  Further, reports from some industry analysts and other semiconductor industry participants generally indicate expectations for near term continuation of overall firm semiconductor industry demand.  Over the longer term, we continue to believe that semiconductor demand will grow, fueled by demand for a wide range of electronic applications, including mobile internet devices, automotive, internet of things, and cloud and high-performance computing.  We expect this growth will be accompanied by continued development and advancement of semiconductor technology, including growing adoption of 3D NAND and FinFET technologies.  However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our second quarter of fiscal 2017 was $119.2 million, which represented an increase of 20.1% from the second quarter of fiscal 2016.  The Company achieved record quarterly revenue in our polishing pads product area, which grew 43.5% from the same period last year.  Revenue from tungsten and dielectrics slurries increased 18.1% and 17.6%, respectively, from the same quarter last year. Revenue for the first six months of fiscal 2017 was $242.4 million, which represented an increase of 21.5% from the comparable period of fiscal 2016.

INDEX

Gross profit for our second quarter of fiscal 2017 expressed as a percentage of revenue was 50.4%, including a 100 basis point adverse impact of NexPlanar amortization expense, compared to 47.3% for our second quarter of fiscal 2016.  Factors affecting our gross profit compared to last year included higher sales volume and a higher-valued product mix, partially offset by higher fixed manufacturing costs, including costs associated with our Short Term Incentive Program (STIP).  Gross profit for the first six months of fiscal 2017 was 50.1% of revenue, including a 100 basis point adverse impact of NexPlanar amortization expense, compared to 48.6% during the same period last year.  We currently expect our gross profit percentage for full fiscal year 2017 to be in the range of 49% to 51%, which is higher than our prior annual guidance of 48% to 50%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including fluctuations in our product mix and the extent to which we utilize our manufacturing capacity, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $36.1 million in our second quarter of fiscal 2017, including $0.5 million of NexPlanar amortization expense, compared to $34.6 million in the second quarter of fiscal 2016.  The increase in operating expenses from the comparable quarter of fiscal 2016 was primarily due to higher costs associated with our STIP and higher professional fees, partially offset by lower clean room material expenses.  Operating expenses were $69.5 million in the first six months of fiscal 2017, including $0.9 million of NexPlanar amortization expense, compared to $70.4 million during the same period of fiscal 2016.  The decrease was primarily due to the absence of costs associated with both the NexPlanar acquisition and the 2015 CEO transition, and lower clean room material expenses, partially offset by higher costs associated with our STIP.  We continue to expect operating expenses for full fiscal year 2017 to be between $137.0 million to $142.0 million.

Diluted earnings per share for the second quarter of fiscal 2017 were $0.71, compared to $0.37 in the same quarter last year.  The year-over-year increase was primarily due to higher revenue and a higher gross profit margin.  Diluted earnings per share were $1.60 for the first six months of fiscal 2017, compared to $0.83 during the same period last year.  The increase was primarily due to higher revenue and a higher gross profit margin, partially offset by a higher effective tax rate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  There have been no material changes in our critical accounting estimates during the first six months of fiscal 2017.  See Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-Q for a discussion of new accounting pronouncements.

INDEX

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017, VERSUS THREE MONTHS ENDED MARCH 31, 2016

REVENUE

Revenue was $119.2 million for the three months ended March 31, 2017, which represented a 20.1%, or $19.9 million, increase from the three months ended March 31, 2016.  The increase in revenue was driven by a $14.2 million increase due to higher sales volume, a $6.2 million increase due to product mix, and a $0.9 million increase due to exchange rate fluctuations, partially offset by a $1.4 million decrease due to price changes.  The increase in sales volume was consistent with continued overall strong demand conditions in the global semiconductor industry this fiscal year compared to softer demand conditions we experienced during the same quarter last year.  Revenue from tungsten slurries, polishing pads, and dielectrics slurries increased 18.1%, 43.5%, and 17.6%, respectively, from the comparable period of fiscal 2016.

COST OF GOODS SOLD

Total cost of goods sold was $59.2 million for the three months ended March 31, 2017, which represented an increase of 13.0%, or $6.8 million, from the three months ended March 31, 2016.  The increase in cost of goods sold was primarily due to a $4.0 million increase due to higher sales volume, a $3.7 million increase in fixed manufacturing costs, including costs related to our STIP, a $0.8 million increase due to foreign exchange fluctuations, and $0.5 million increase due to product mix, partially offset by a $2.0 million decrease in other variable manufacturing costs, including material costs.  Fixed manufacturing costs included $1.2 million of NexPlanar amortization expense compared to $1.1 million in the same period of fiscal 2016.

GROSS PROFIT

Our gross profit as a percentage of revenue was 50.4% for the three months ended March 31, 2017, compared to 47.3% for the three months ended March 31, 2016.  The increase in gross profit as a percentage of revenue was primarily due to higher sales volume and a higher-valued product mix, partially offset by higher fixed manufacturing costs, including costs associated with our STIP.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $14.1 million for the three months ended March 31, 2017, which represented a decrease of 5.7%, or $0.8 million, from the three months ended March 31, 2016.  The decrease was primarily due to $0.5 million in lower clean room material costs.

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

INDEX

SELLING AND MARKETING

Selling and marketing expenses were $7.3 million for the three months ended March 31, 2017, which represented an increase of 9.0%, or $0.6 million, from the three months ended March 31, 2016.  The increase was primarily due to $0.6 million in higher staffing-related costs, including STIP costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $14.7 million for the three months ended March 31, 2017, which represented an increase of 13.2%, or $1.7 million, from the three months ended March 31, 2016.  The increase was primarily due to $1.0 million in higher staffing-related costs, including costs associated with our STIP, and $0.7 million in higher professional fees.

INTEREST EXPENSE

Interest expense was $1.1 million for the three months ended March 31, 2017, and was comparable to $1.2 million for the three months ended March 31, 2016.  We continue to fix the interest rate on 50% of our outstanding debt through interest rate swaps, while maintaining a variable interest rate on the rest of our outstanding debt.

OTHER INCOME, NET

Other income was $0.2 million for the three months ended March 31, 2017, compared to $0.5 million during the three months ended March 31, 2016.  The decrease in other income was primarily due to the impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency, net of the gains and losses on forward foreign exchange contracts discussed in Note 9 of the Notes to the Consolidated Financial Statements of this Form 10-Q, partially offset by higher interest income earned on our cash and investment balances.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 20.8% for the three months ended March 31, 2017 compared to a 21.0% effective income tax rate for the three months ended March 31, 2016.  The decrease in the effective tax rate during the second quarter of fiscal 2017 was primarily due to changes in the jurisdictional mix of income. We continue to expect our effective tax rate for full year fiscal 2017 to be within the range of 19% to 22%.

NET INCOME

Net income was $18.3 million for the three months ended March 31, 2017, which represented an increase of 100.2%, or $9.1 million, from the three months ended March 31, 2016.  The increase was primarily due to higher revenue and a higher gross profit margin.

SIX MONTHS ENDED MARCH 31, 2017, VERSUS SIX MONTHS ENDED MARCH 31, 2016

REVENUE

Revenue was $242.4 million for the six months ended March 31, 2017, which represented a 21.5%, or $42.8 million, increase from the six months ended March 31, 2016.  The increase in revenue was driven by a $29.0 million increase due to higher sales volume, a $14.3 million increase due to product mix, and a $2.3 million increase due to exchange rate fluctuations, partially offset by a $2.7 million decrease due to price changes.  Revenue from tungsten slurries, polishing pads, and dielectrics slurries increased 21.3%, 48.5%, and 22.3%, respectively, from the comparable period of fiscal 2016.

INDEX

COST OF GOODS SOLD

Total cost of goods sold was $120.9 million for the six months ended March 31, 2017, which represented an increase of 17.9%, or $18.4 million, from the six months ended March 31, 2016.  The increase in cost of goods sold was primarily due to a $8.0 million increase due to higher sales volume, a $6.8 million increase in fixed manufacturing costs, including costs related to our STIP, a $2.5 million increase due to foreign exchange fluctuations, and a $1.5 million increase due to product mix.  Fixed manufacturing costs included $2.4 million of NexPlanar amortization expense compared to $2.0 million in same period of fiscal 2016.

GROSS PROFIT

Our gross profit as a percentage of revenue was 50.1% for the six months ended March 31, 2017, as compared to 48.6% for the six months ended March 31, 2016.  The increase in gross profit as a percentage of revenue was primarily due to higher sales volume and a higher-valued product mix, partially offset by higher fixed manufacturing costs, including costs associated with our STIP.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $27.5 million for the six months ended March 31, 2017, which represented a decrease of 7.6%, or $2.3 million, from the six months ended March 31, 2016.  The decrease was primarily due to $1.7 million in lower clean room material costs, and $0.3 million in lower costs for materials and supplies used in research and development.

SELLING AND MARKETING

Selling and marketing expenses were $14.8 million for the six months ended March 31, 2017, which represented an increase of 10.5%, or $1.4 million, from the six months ended March 31, 2016.  The increase was primarily due to $1.6 million in higher staffing-related costs, including STIP costs, partially offset by $0.3 million in lower sample costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $27.2 million for the six months ended March 31, 2017, which represented a decrease of 0.2%, or $0.1 million, from the six months ended March 31, 2016.  The decrease was primarily due to the absence of certain NexPlanar acquisition-related costs and costs associated with our 2015 CEO transition, partially offset by higher costs associated with our STIP.

INTEREST EXPENSE

Interest expense was $2.3 million for the six months ended March 31, 2017, and was consistent with the $2.4 million for the six months ended March 31, 2016.

OTHER INCOME (EXPENSE), NET

Other income was $1.2 million for the six months ended March 31, 2017, and increased $0.6 million from the six months ended March 31, 2016.  The increase was primarily due to higher interest income earned on our cash and investment balances.

INDEX

PROVISION FOR INCOME TAXES

Our effective income tax rate was 20.5% for the six months ended March 31, 2017 compared to 18.1% for the six months ended March 31, 2016.  The increase in the effective tax rate during the first six months of fiscal 2017 was primarily due to changes in the jurisdictional mix of income and the absence of the retroactive reinstatement of the research and experimentation tax credit recorded in fiscal 2016.

NET INCOME

Net income was $40.5 million for the six months ended March 31, 2017, which represented an increase of 98.2%, or $20.1 million, from the six months ended March 31, 2016.  The increase was primarily due to higher revenue and a higher gross profit margin, partially offset by a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We generated $57.9 million in cash flows from operating activities in the first six months of fiscal 2017, compared to $32.6 million in cash from operating activities in the first six months of fiscal 2016.  Our cash provided by operating activities in the first six months of fiscal 2017 represented $61.7 million in net income plus non-cash items and a $3.8 million decrease in cash flow due to a net increase in working capital.  The increase in cash flows from operating activities compared to the first six months of fiscal 2016 was primarily due to a significant increase in revenue and net income and changes in the timing and amount of accrued expense payments, including payments related to our annual cash incentive bonus program, partially offset by lower accounts payable balances at March 31, 2017 compared to the same period in fiscal 2016.  The cash incentive payment related to our performance against goals in fiscal 2016, which was made in the first quarter of fiscal 2017, was $8.4 million lower than the cash incentive payment related to our performance against goals in fiscal 2015, which was made in the first quarter of fiscal 2016.

In the first six months of fiscal 2017, cash flows used in investing activities were $11.6 million, representing $11.7 million in purchases of property, plant and equipment, net of $0.1 million in proceeds from sales of property, plant and equipment.  In the first six months of fiscal 2016, cash flows used in investing activities were $136.8 million, representing $126.5 million for the NexPlanar acquisition, net of $15.2 million in cash acquired, and $10.3 million for purchases of property, plant and equipment.  We continue to expect our total capital expenditures in fiscal 2017 will be within the range of $20.0 million to $25.0 million.

In the first six months of fiscal 2017, cash flows provided by financing activities were $12.2 million.  We received $24.8 million from the issuance of common stock related to the exercise of stock options granted under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan, as amended effective March 7, 2017 (OIP), and for the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), and we received $5.2 million in tax benefits related to exercises of stock options and vesting of restricted stock and restricted stock units granted under the EIP and OIP.  We used $2.3 million to repurchase common stock under our share repurchase program and $2.1 million to repurchase common stock pursuant to the terms of our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock and restricted stock units granted under these plans.  We also paid $8.9 million in dividends and dividend equivalents on our common stock, and $4.4 million to repay long-term debt.  In the first six months of fiscal 2016, cash flows used in financing activities were $26.9 million.  We used $25.0 million to repurchase common stock under our share repurchase program and $2.9 million to repurchase common stock pursuant to the terms of our EIP and our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock and restricted stock units granted under these plans.  We also used $4.4 million to repay long-term debt.  We received $4.7 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP and for the sale of shares to employees under our ESPP, and we received $0.7 million in tax benefits related to exercises of stock options and vesting of restricted stock and restricted stock units granted under the EIP and OIP.

INDEX

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 36,978 shares for $2.3 million during the first six months of fiscal 2017 and we repurchased 617,839 shares for $25.0 million during the first six months of fiscal 2016.  As of March 31, 2017, approximately $131.7 million remained outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  During fiscal 2016 and in fiscal 2017, we entered into "10b5-1" stock purchase plan agreements with independent brokers to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

On January 7, 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock.  Pursuant to this announcement, our Board of Directors declared quarterly cash dividends of $0.18 per share, during the second, third, and fourth quarters of fiscal 2016, and during the first quarter of fiscal 2017.  In March 2017, our Board of Directors declared a quarterly cash dividend of $0.20 per share, which we paid on or about April 28, 2017 to shareholders of record as of March 23, 2017.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

We entered into a Credit Agreement in February 2012 and amended this Credit Agreement in June 2014.  The amended Credit Agreement provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit, swing-line loans, as well as a $100.0 million uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions, to provide additional capacity in the Revolving Credit Facility.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities", and have a maturity date of June 27, 2019.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Term Loan has $150.9 million outstanding as of March 31, 2017, while the Revolving Credit Facility remains undrawn.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions and according to certain terms: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 through the expiration of the Credit Agreement.  As of March 31, 2017, our consolidated leverage ratio was 1.03 to 1.00 and our consolidated fixed charge coverage ratio was 3.54 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding the Credit Agreement.

As of March 31, 2017, we had $343.7 million of cash and cash equivalents, $198.5 million of which was held in foreign subsidiaries in Japan, the Netherlands, Singapore, South Korea and Taiwan where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  See Part II, Item 1A entitled "Risk Factors" in this Form 10-Q for additional discussion of our foreign operations.

INDEX

We believe that our current balance of cash, cash generated by our operations, and available borrowing capacity under our Credit Facilities will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities, dividend payments, and share repurchases for at least the next twelve months.  However, in pursuit of corporate development initiatives, we may need to raise additional funds in the future through equity or debt financing, strategic relationships or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2017, and September 30, 2016, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods
CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt	$150.9	$9.8	$141.1	$-	$-
Interest expense and fees on long-term debt	7.9	3.9	4.0	-	-
Purchase obligations	29.7	26.6	3.1	-	-
Operating leases	14.5	2.9	4.3	2.6	4.7
Severance agreements	1.5	1.5	-	-	-
Other long-term liabilities	14.6	1.0	1.5	-	12.1
Total contractual obligations	$219.1	$45.7	$154.0	$2.6	$16.8

Engineered abrasive particles are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers, the costs of which are reflected in the purchase obligations in the table above.  We have a multi-year supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, for the purchase of fumed silica, the current term of which runs through December 31, 2019.  It provides us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1.5 million in each of calendar years 2017, 2018 and 2019, of which the 2017 payment has already been made.  The purchase obligations in the table above reflect management's expectation that we will meet our forecasted purchase quantities in calendar 2017.  Purchase obligations include an aggregate amount of $3.5 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The $1.5 million payment for 2018 is included in accrued liabilities on our Consolidated Balance Sheet as of March 31, 2017, and the 2019 payment is included in other long-term liabilities in the table above.

Interest payments on long-term debt reflect interest rates in effect at March 31, 2017.  The interest payments reflect variable LIBOR-based rates currently in effect on $75.5 million of our outstanding debt, and fixed interest rates on $75.5 million of outstanding debt for which we have implemented interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding our long-term debt.

Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, for additional information regarding our contractual obligations.

INDEX

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, and the New Taiwan dollar.  Approximately 20% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which mitigates the exposure on the Consolidated Statement of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheet.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.

Fluctuations of the won and yen have not had a material impact on our Consolidated Income Statement for the six months ended March 31, 2017 and 2016; however, they have had a significant impact on other comprehensive income on our Consolidated Balance Sheet.  During the first six months of fiscal 2017, we recorded $3.7 million in foreign currency translation losses, net of tax, that are included in other comprehensive income.  During the first six months and full fiscal year 2016, we recorded $6.4 million and $16.0 million, respectively, in foreign currency translation gains, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN CURRENCY EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign currency exchange rates.  As of March 31, 2017, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures.

INTEREST RATE RISK

At March 31, 2017, we had $150.9 million in long-term debt outstanding on our Term Loan.  In fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment to maintain a fixed rate of interest on half of our outstanding debt.  As of March 31, 2017, the fair value of this cash flow hedge was de minimis.  At March 31, 2017, we had $75.5 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At March 31, 2017, we owned two auction rate securities (ARS) with a total estimated fair value of $5.0 million and par value of $5.5 million, which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Note 6 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

INDEX

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Because of inherent limitations, our disclosure controls or our internal control over financial reporting may not prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must take into account the benefits of controls relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include possible faulty judgment in decision-making and breakdowns due to a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our products to fluctuate.  For example, the strengthening of demand conditions in the semiconductor industry we experienced during the second half of fiscal 2016 continued through the first half of fiscal 2017, following relatively soft demand conditions during the second half of fiscal 2015 and the first half of fiscal 2016.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

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

Some additional factors that affect demand for our products include: demand trends for different types of electronic devices; products that our customers may produce, such as logic versus memory IC devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables; customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.

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

During the six months ended March 31, 2017 and 2016, our five largest customers accounted for approximately 57% and 54% of our revenue, respectively.  During the six months ended March 31, 2017, Samsung, Taiwan Semiconductor Manufacturing Company (TSMC), and Micron Technology Inc. (following its acquisition of Inotera Memories Inc.) were our largest customers, accounting for approximately 16%, 14%, and 11%, respectively, of our revenue.  During the six months ended March 31, 2016, Samsung and TSMC were our largest customers accounting for approximately 16% and 15%, respectively, of our revenue.  During full fiscal year 2016, our five largest customers accounted for approximately 54% of our revenue, with TSMC and Samsung each accounting for approximately 15% of our revenue.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our CMP slurries and pads, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, or geopolitical or labor-related issues, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86% of our revenue was generated by sales to customers outside of the United States for both the six months ended March 31, 2017 and full fiscal year ended September 30, 2016.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the United States with respect to non-U.S. operations of U.S. businesses like ours, geopolitical tensions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business, or other factors.

INDEX

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas and processes for CMP products that are proprietary in nature and differentiate our products from those of our competitors.  Our intellectual property is important to our success and ability to compete.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements.  In addition, we protect our product differentiation through various other means, such as proprietary supply arrangements for certain raw materials, and use of certain manufacturing technologies.  Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, could seriously harm our business.  In addition, certain types of intellectual property, such as patents, expire after a certain period of time, and products protected by our patents then lose such protection, so we refresh our intellectual property portfolio on an ongoing basis through continued innovation, and failure to do so could adversely affect our business.  Also, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

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

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic, geopolitical, political and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements, and changes in market evaluations, by securities analysts, investors, market participants or others, of or related to, us or participants in the semiconductor and related industries; changes in business, trade or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital deployment strategy, or entering into a business combination; and trading volume of our common stock.

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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2017	8,720	$64.33	5,657	$132,578
Feb. 1 through Feb. 28, 2017	5,697	$68.82	5,697	$132,186
Mar. 1 through Mar. 31, 2017	6,900	$71.86	6,900	$131,690
Total	21,317	$67.97	18,254	$131,690

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 18,254 shares for $1.3 million during the second quarter of fiscal 2017.  As of March 31, 2017, $131.7 million remained outstanding under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Separate from this share repurchase program, a total of 3,063 shares were purchased during the second quarter of fiscal 2017 pursuant to the terms of our 2012 Omnibus Incentive Plan, as amended effective March 7, 2017, (OIP) as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the OIP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INDEX

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.61	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan, as amended effective March 7, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: May 5, 2017	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 5, 2017	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]