Form 10-Q
period 2017-06-30
CABOT MICROELECTRONICS CORP
filed 2017-08-07
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

As of July 31, 2017, the Company had 25,306,097 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenue	$127,957	$108,152	$370,395	$307,765

Cost of goods sold	65,414	56,127	186,316	158,649

Gross profit	62,543	52,025	184,079	149,116

Operating expenses:
Research, development and technical	14,333	12,928	41,819	42,690
Selling and marketing	7,346	6,243	22,166	19,660
General and administrative	13,953	10,738	41,148	37,991
Total operating expenses	35,632	29,909	105,133	100,341

Operating income	26,911	22,116	78,946	48,775

Interest expense	1,117	1,178	3,402	3,536

Other income (expense), net	(115)	(246)	1,115	396
Income before income taxes	25,679	20,692	76,659	45,635

Provision for income taxes	5,740	1,990	16,209	6,493

Net income	$19,939	$18,702	$60,450	$39,142

Basic earnings per share	$0.79	$0.78	$2.42	$1.62

Weighted average basic shares outstanding	25,228	23,929	24,941	24,023

Diluted earnings per share	$0.77	$0.76	$2.37	$1.59

Weighted average diluted shares outstanding	25,721	24,325	25,450	24,403

Dividends per share	$0.20	$0.18	$0.58	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Net income	$19,939	$18,702	$60,450	$39,142

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,635)	3,795	(6,326)	10,152
Minimum pension liability adjustment	-	-	-	287
Net unrealized gain (loss) on cash flow hedges	1	(173)	819	(265)

Other comprehensive income (loss), net of tax	(2,634)	3,622	(5,507)	10,174

Comprehensive income	$17,305	$22,324	$54,943	$49,316

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$363,902	$287,479
Accounts receivable, less allowance for doubtful accounts of $1,799 at June 30, 2017, and $1,828 at September 30, 2016	66,338	62,830
Inventories	70,759	72,123
Prepaid expenses and other current assets	16,803	14,398
Total current assets	517,802	436,830

Property, plant and equipment, net	106,162	106,496
Goodwill	101,812	100,639
Other intangible assets, net	44,643	50,476
Deferred income taxes	19,528	20,747
Other long-term assets	11,327	12,042
Total assets	$801,274	$727,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,958	$16,834
Accrued expenses, income taxes payable and other current liabilities	49,295	41,395
Current portion of long-term debt	9,844	7,656
Total current liabilities	75,097	65,885

Long-term debt, net of current portion, less prepaid debt issuance cost of $504 at June 30, 2017 and $696 at September 30, 2016	137,309	146,961
Deferred income taxes	64	75
Other long-term liabilities	13,782	16,661
Total liabilities	226,252	229,582

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 35,144,183 shares at June 30, 2017, and 34,261,304 shares at September 30, 2016	35	34
Capital in excess of par value of common stock	573,895	530,840
Retained earnings	376,483	330,776
Accumulated other comprehensive income	4,049	9,556
Treasury stock at cost, 9,835,419 shares at June 30, 2017, and 9,744,642 shares at September 30, 2016	(379,440)	(373,558)
Total stockholders' equity	575,022	497,648

Total liabilities and stockholders' equity	$801,274	$727,230

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$60,450	$39,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,530	19,090
Provision for doubtful accounts	25	10
Share-based compensation expense	9,716	11,029
Deferred income tax expense	2,081	516
Non-cash foreign exchange (gain)/loss	470	(539)
(Gain) loss on disposal of property, plant and equipment	(621)	107
Impairment of assets	860	79
Other	(323)	657
Changes in operating assets and liabilities:
Accounts receivable	(5,638)	(1,110)
Inventories	(247)	655
Prepaid expenses and other assets	(3,405)	(144)
Accounts payable	(1,186)	(2,945)
Accrued expenses, income taxes payable and other liabilities	8,304	(8,790)
Net cash provided by operating activities	90,016	57,757

Cash flows from investing activities:
Additions to property, plant and equipment	(15,901)	(13,836)
Proceeds from the sale of property, plant and equipment	637	17
Proceeds from the sale of investments	175	200
Acquisition of business, net of cash acquired	-	(126,976)
Net cash used in investing activities	(15,089)	(140,595)

Cash flows from financing activities:
Repayment of long-term debt	(7,656)	(6,563)
Repurchases of common stock	(5,882)	(27,855)
Net proceeds from issuance of stock	27,561	5,646
Dividends paid	(13,977)	(4,326)
Tax benefits associated with share-based compensation expense	5,826	770
Net cash provided by (used in) financing activities	5,872	(32,328)

Effect of exchange rate changes on cash	(4,376)	4,063
Increase (decrease) in cash and cash equivalents	76,423	(111,103)
Cash and cash equivalents at beginning of period	287,479	354,190
Cash and cash equivalents at end of period	$363,902	$243,087

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,018	$701

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

The unaudited consolidated financial statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics' financial position as of June 30, 2017, cash flows for the nine months ended June 30, 2017, and June 30, 2016, and results of operations for the three and nine months ended June 30, 2017, and June 30, 2016.  The consolidated balance sheet as of September 30, 2016 was derived from audited financial statements, but does not contain all of the footnote disclosures from the annual financial statements.  The results of operations for the three and nine months ended June 30, 2017 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2017.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of June 30, 2017.

USE OF ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management's most challenging and subjective judgments include, but are not limited to, those estimates related to bad debt expense, inventory valuation, valuation and classification of auction rate securities, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, interest rate swaps, share-based compensation, income taxes and contingencies.  We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances.  However, future events are subject to change and estimates and judgments routinely require adjustment.  Actual results may differ from these estimates under different assumptions or conditions.

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

At June 30, 2017, our accounts receivable balance with Toshiba Corporation ("Toshiba") represented a U.S. dollar equivalent of $2,682, which equates to 4.0% of our total accounts receivable balance of $66,338, net of allowance for doubtful accounts, and of which no amounts are past due.  We continue to monitor the financial condition of Toshiba and its ability to make the required payments due on our receivables.  At present, we do not believe it is probable that the receivables from Toshiba are impaired, and accordingly, we have not recorded a related allowance for doubtful accounts.

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

The trade name represents the estimated fair value of the brand and name recognition associated with the marketing of NexPlanar's product offerings.  Customer relationships represent the estimated fair value of the underlying relationships and agreements with NexPlanar customers.  Developed technology represents the estimated fair value of NexPlanar's technology, processes and knowledge regarding its product offerings.  In-process technology represents the fair value assigned to technology projects under development as of the acquisition date.  The in-process technology assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects.  Upon successful completion of each project, we will make a determination of the appropriate useful life and the related amortization will be recorded as an expense over the estimated useful life based on the future expected cash flow stream.  In the fourth quarter of fiscal 2016, we recorded impairment expense of $1,000 representing the entire fair value of one of the in-process technology assets as management determined that expected future cash flows were insufficient to support the value of the asset.  The intangible assets subject to amortization have a weighted average useful life of 7.7 years and are being amortized on a straight-line basis.

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

	Three Months Ended June 30,	Nine Months Ended June 30,
	2016	2016
Revenue	$108,152	$309,172
Net income	18,412	39,915
Earnings per share - basic	0.76	1.65
Earnings per share - diluted	$0.75	$1.62

The historical financial information has been adjusted to give effect to the pro forma adjustments, which consist of amortization expense associated with intangible assets, and the elimination of interest expense on NexPlanar debt repaid prior to the acquisition.  The pro forma amounts for the nine months ended June 30, 2016 exclude the impact of compensation expense related to unvested NexPlanar stock options settled in cash, and the step-up of inventory as these items are assumed to have occurred during the quarter ended December 31, 2014 had the acquisition been completed on October 1, 2014.  The pro forma consolidated results are not necessarily indicative of what the consolidated results actually would have been had the acquisition been completed on October 1, 2014.  The pro forma consolidated results do not purport to project future results of combined operations, nor do they reflect the expected realization of any revenue or cost synergies associated with the acquisition.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at June 30, 2017 and September 30, 2016.  See Note 8 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

June 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$363,902	$-	$-	$363,902
Other long-term investments	1,153	-	-	1,153
Derivative financial instruments	-	261	-	261
Total assets	$365,055	$261	$-	$365,316

Liabilities:
Derivative financial instruments	-	822	-	822
Total liabilities	$-	$822	$-	$822

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$287,479	$-	$-	$287,479
Other long-term investments	1,028	-	-	1,028
Derivative financial instruments	-	28	-	28
Total assets	$288,507	$28	$-	$288,535

Liabilities:
Derivative financial instruments	-	1,469	-	1,469
Total liabilities	$-	$1,469	$-	$1,469

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  We invest exclusively in AAA- rated, prime institutional money market funds, comprised of high quality, short-term fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.   Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,153 in the third quarter of fiscal 2017 to reflect its fair value as of June 30, 2017.

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

INDEX

4. INVENTORIES

Inventories consisted of the following:

	June 30, 2017	September 30, 2016

Raw materials	$38,209	$45,109
Work in process	6,332	4,668
Finished goods	26,218	22,346
Total	$70,759	$72,123

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $101,812 as of June 30, 2017, and $100,639 as of September 30, 2016.  The increase in goodwill was due to $1,028 in foreign exchange fluctuations of the New Taiwan dollar and an adjustment of $145 to a deferred tax liability.

The components of other intangible assets are as follows:

	June 30, 2017		September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$42,278	$16,396	$42,194	$12,718
Acquired patents and licenses	8,270	8,239	8,270	8,155
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	28,194	14,654	27,900	12,205

Total other intangible assets subject to amortization	81,292	41,839	80,914	35,628

In-process technology	4,000		4,000
Other indefinite-lived intangibles*	1,190		1,190
Total other intangible assets not subject to amortization	5,190		5,190

Total other intangible assets	$86,482	$41,839	$86,104	$35,628

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.

Amortization expense on our intangible assets was $1,935 and $5,860 for the three and nine months ended June 30, 2017, respectively, and was $2,072 and $6,026 for the three and nine months ended and June 30, 2016, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2017	$1,934
2018	7,117
2019	6,675
2020	6,670
2021	6,664

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

We completed our annual impairment test during our fourth quarter of fiscal 2016 and recorded $1,000 of impairment expense on one of the in-process technology assets acquired in the NexPlanar acquisition during the fourth quarter of 2016 based on management's expected future cash flows for this asset.  There were no indicators of potential impairment during the quarter ended June 30, 2017, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30, 2017	September 30, 2016

Auction rate securities (ARS)	$5,319	$5,494
Other long-term assets	2,505	2,620
Long-term contract asset	2,350	2,900
Other long-term investments	1,153	1,028
Total	$11,327	$12,042

Our ARS investments at June 30, 2017 consisted of two tax exempt municipal debt securities with a total par value of $5,319, both of which have maturities greater than ten years.  The fair value of our ARS, determined using level 2 fair value inputs, was $4,877 as of June 30, 2017. We have classified our ARS as held-to-maturity based on our intention and ability to hold the securities until maturity. We believe the gross unrecognized loss of $442 is due to the illiquidity in the ARS market, rather than to credit loss.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.

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

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs, related to our Revolving Credit Facility, as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months. As discussed in Note 8, we reclassified $435 of prepaid debt costs related to our Term Loan out of other long-term assets as of September 30, 2016, in accordance with the adoption of a new accounting pronouncement. As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $1,153 representing the fair value of our SERP investments as of June 30, 2017.

INDEX

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	June 30, 2017	September 30, 2016

Accrued compensation	$25,677	$17,856
Income taxes payable	5,606	7,878
Dividends payable	5,267	4,502
Raw materials received, not yet invoiced	3,731	2,648
Deferred revenue and customer advances	1,264	782
Warranty accrual	249	243
Taxes, other than income taxes	1,583	775
Current portion of long-term contract liability	1,500	1,500
Other accrued expenses	4,418	5,211
Total	$49,295	$41,395

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

In the first quarter of fiscal 2017, we adopted the provisions of Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03) and ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements".  The provisions of ASU 2015-03 require an entity to present the debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction to the carrying amount of that debt liability.  ASU 2015-03 requires adoption on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of the guidance.  ASU 2015-15 provides guidance on the treatment of debt issuance costs related to line-of-credit arrangements based on comments provided by the SEC staff.  The SEC staff stated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cost ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  In accordance with this guidance, we have separated our debt issuance costs between those attributable to our Term Loan and those attributable to our Revolving Credit Facility.  The debt issuance costs attributable to our Term Loan are presented as a reduction of the long-term debt balance on our Consolidated Balance Sheet, while the debt issuance costs attributable to our Revolving Credit Facility remain in prepaid expenses and other current assets, and other long-term assets.  As of June 30, 2017, $504 of debt issuance costs related to our Term Loan are presented as a reduction of long-term debt.  Debt issuance costs related to our Revolving Credit Facility are not material.  As of September 30, 2016, we have reclassified $261 and $435 of debt issuance costs related to our Term Loan from prepaid expenses and other current assets, and other long-term assets, respectively, and presented them as a reduction of our long-term debt on our Consolidated Balance Sheet.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for the period January 1, 2016 through the expiration of the Credit Agreement.  As of June 30, 2017, our consolidated leverage ratio was 0.97 to 1.00 and our consolidated fixed charge coverage ratio was 3.47 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At June 30, 2017, the fair value of the Term Loan, using level 2 inputs, approximates its carrying value of $147,657 as the loan bears a floating market rate of interest.  As of June 30, 2017, $9,844 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of June 30, 2017, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
2018	14,219
2019	133,438
Total	$147,657

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

Cash Flow Hedges – Interest Rate Swap Agreements
In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment of debt. The notional value of the swaps was $73,828 as of June 30, 2017, and the swaps are scheduled to expire on June 27, 2019.

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

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  Our foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of June 30, 2017 and September 30, 2016, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for other international currencies were $6,304 and $8,858, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for other international currencies were $20,145 and $15,635, respectively.

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
Balance Sheet Location		Fair Value at June 30, 2017	Fair Value at September 30, 2016	Fair Value at June 30, 2017	Fair Value at September 30, 2016
Derivatives designated as hedging instruments
Interest rate swap contracts	Other noncurrent assets	$152	$-	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$724	$612
	Other long-term liabilities	$-	$-	$-	$655

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$109	$28	$-	$-
	Accrued expenses and other current liabilities	$-	$-	$98	$202

The following table summarizes the effect of our derivative instruments on our Consolidated Statement of Income for the three and nine months ended June 30, 2017 and 2016:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Nine Months Ended
Statement of Income Location		June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (loss), net	$(235)	$440	$(1,709)	$952

The interest rate swap agreements were deemed to be effective since inception, so there was no impact on our Consolidated Statement of Income. We recorded a $819 unrealized gain in accumulated comprehensive income during the nine months ended June 30, 2017 for these interest rate swaps.  During the next 12 months, we expect approximately $98 may be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps based on projected rates using the LIBOR forward curve as of June 30, 2017.

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

PRODUCT WARRANTIES

We maintain a warranty reserve that reflects management's best estimate of the cost to replace product that does not meet our specifications and customers' performance requirements, and costs related to such replacement. The warranty reserve is based upon a historical product replacement rate, adjusted for any specific known conditions or circumstances. Additions and deductions to the warranty reserve are recorded in cost of goods sold. Our warranty reserve activity during the first nine months of fiscal 2017 was as follows:

Balance as of September 30, 2016	$243
Reserve for product warranty during the reporting period	389
Settlement of warranty	(383)
Balance as of June 30, 2017	$249

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have defined benefit plans covering employees in certain foreign jurisdictions as required by local law, which are unfunded. Benefit costs, consisting primarily of service costs, are recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statements of Income. The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of the fiscal year. Benefit payments under all such unfunded plans to be paid over the next 10 years are expected to be approximately $3,888.  For more information regarding these plans, refer to Note 18 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have a fumed silica supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, the current term of which runs through December 31, 2019.  It provides us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1,500 in each of calendar years 2017, 2018 and 2019, of which the 2017 payment has already been made.  The present value of the remaining fees was $2,920 as of June 30, 2017.  The 2018 payment of $1,500 is included in accrued expenses and the remaining $1,420 is included in other long-term liabilities on our Consolidated Balance Sheet.  As of June 30, 2017, purchase obligations include $9,631 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

CONTINGENCIES

Our subsidiary in South Korea was under an audit in the normal course of business by the Korean customs authority for the period from fiscal years 2011 through 2016.  We recorded an assessment in cost of goods sold during the third quarter of fiscal 2017, which was not material to our financial statements.  Subsequent to June 30, 2017, but prior to the issuance of our financial statements, we paid the assessment and received notice that this matter was closed.

INDEX

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (AOCI), including the reclassification adjustments for items that are reclassified from AOCI to net income, are shown below:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2016	$11,985	$(817)	$(1,612)	$9,556
Foreign currency translation adjustment, net of tax of $(1,814)	(6,326)	-	-	(6,326)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $610	-	1,088	-	1,088
Reclassification adjustment into earnings, net of tax of $(150)	-	(269)	-	(269)
Balance at June 30, 2017	$5,659	$2	$(1,612)	$4,049

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2015	$(4,011)	$(901)	$(1,178)	$(6,090)
Foreign currency translation adjustment, net of tax of $1,613	10,152	-	-	10,152
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(90)	-	(164)	-	(164)
Reclassification adjustment into earnings, net of tax of $(56)	-	(101)	-	(101)
Change in pension and other postretirement liabilities, net of tax of $287	-	-	287	287
Balance at June 30, 2016	$6,141	$(1,166)	$(891)	$4,084

The before tax amounts reclassified from OCI to net income during the nine months ended June 30, 2017 and 2016, related to our cash flow hedges, were recorded as interest expense on our Consolidated Statement of Income.  For the nine month ended June 30, 2017, we recorded $6,326 in currency translation losses, net of tax, that are included in other comprehensive income, primarily due to exchange rate fluctuations in the Japanese yen and Korean won versus the U.S. dollar.  These losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

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

Share-based compensation expense for the three and nine months ended June 30, 2017, and 2016, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Cost of goods sold	$577	$521	$1,670	$1,590
Research, development and technical	444	392	1,322	1,226
Selling and marketing	346	412	1,032	1,227
General and administrative	1,884	1,051	5,692	7,140
Total share-based compensation expense	3,251	2,376	9,716	11,183
Tax benefit	(1,052)	(385)	(3,219)	(3,373)
Total share-based compensation expense, net of tax	$2,199	$1,991	$6,497	$7,810

 Our non-employee directors received annual equity awards in March 2017, pursuant to the OIP. The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company's bylaws. Two of the Company's non-employee directors had completed at least two full terms of service as of the date of the March 2017 award. Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $377 of the awards to these two directors to share-based compensation expense in the fiscal quarter ended March 31, 2017, rather than recording that expense over the one-year vesting period stated in the award agreement, as is done for the other non-employee directors who received an annual equity award in March 2017.

INDEX

In conjunction with our acquisition of NexPlanar in October 2015, share-based compensation expense for the three months ended December 31, 2015, included $605 related to certain unvested NexPlanar incentive stock options (ISOs) settled in cash at the acquisition date, of which $451 was reversed in the third quarter of fiscal 2016.  We also substituted certain NexPlanar ISOs with Cabot Microelectronics Corporation ISOs, preserving the intrinsic value, including the original vesting periods, of the original awards.  We accelerated the vesting on the substitute awards made to certain individuals based on the terms of their employment agreements with NexPlanar, and recorded $492 of share-based compensation expense related to this acceleration.  The total $1,097 of acquisition-related compensation is included in the table above as general and administrative expense for the nine months ended June 30, 2016.

For additional information regarding the estimation of fair value, refer to Note 13 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

13.	OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Interest income	$659	$267	$1,596	$654
Other income (expense)	(774)	(513)	(481)	(258)
Total other income (expense), net	$(115)	$(246)	$1,115	$396

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

14. INCOME TAXES

Our effective income tax rate was 22.4% and 21.1% for the three and nine months ended June 30, 2017, respectively, compared to a 9.6% and 14.2% effective income tax rate for the three and nine months ended June 30, 2016.  The increase in the effective tax rate during the first nine months of fiscal 2017 was primarily due to changes in the jurisdictional mix of income, and the absence of the retroactive reinstatement of the research and experimentation tax credit in December 2015, and the benefit of $0.9 million in domestic production deductions recorded in fiscal 2016.

The Company is currently operating under a tax holiday in South Korea in conjunction with our investment in research, development and manufacturing facilities there.  This arrangement allows for a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017, following a 0% tax rate in fiscal years 2013, 2014 and 2015.  This tax holiday reduced our income tax provision by approximately $3,094 and $2,717 in the first nine months of fiscal 2017 and 2016, respectively.  This tax holiday increased our diluted earnings per share by approximately $0.12 and $0.11 during the nine month ended June 30, 2017 and 2016, respectively.

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

INDEX

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net Income	$19,939	$18,702	$60,450	39,142
Less: income attributable to participating securities	(52)	(110)	(191)	(260)
Earnings available to common shares	$19,887	$18,592	$60,259	38,882

Denominator:
Weighted average common shares	25,228,468	23,928,512	24,941,190	24,022,809
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	492,247	396,654	508,317	380,071
Diluted weighted average common shares	25,720,715	24,325,166	25,449,507	24,402,880
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.79	$0.78	$2.42	1.62

Diluted	$0.77	$0.76	$2.37	1.59

For the three months ended June 30, 2017 and  2016, approximately 0.1 million and 1.2 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

For the nine months ended June 30, 2017 and  2016, approximately 0.4 million and 1.2 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

16. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and nine months ended June 30, 2017, and 2016, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue:	2017	2016	2017	2016
Tungsten slurries	$54,731	$46,559	$161,867	$134,856
Dielectric slurries	30,266	25,348	87,391	72,045
Polishing pads	17,599	16,048	50,947	46,586
Other Metals slurries	16,090	14,065	46,540	36,517
Engineered Surface Finishes	7,806	4,382	18,866	12,077
Data storage slurries	1,465	1,750	4,784	5,684
Total revenue	$127,957	$108,152	$370,395	$307,765

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

In October 2016, the FASB issued ASU No. 2016-17 "Interest Held through Related Parties That Are under Common Control" (Topic 810).  The provisions of this standard provide further guidance related to ASU 2015-02, and also provide guidance on consolidation in relation to VIEs and related parties.  ASU 2016-17 will be effective for us beginning October 1, 2017, but early adoption is permitted.  We do not believe the adoption of this standard will have a material effect on our financial statements as we currently have no interest in any entities that may be considered VIE.

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

In March 2017, the FASB issued ASU No. 2017-07 "Improving the Presentation of Net Period Pension Cost and net Period Postretirement Benefit Cost" (Topic 715).  The provisions of ASU 2017-07 provided specific guidance on the presentation of the components of net benefit cost.  ASU 2017-07 will be effective for us beginning October 1, 2018.  We are currently evaluating the impact of implementation of this standard on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09 "Scope of Modification Accounting" (Topic 718).  The provisions of ASU 2017-09 provide specific guidance about which changes to the term or conditions of a share-based payment require an entity to apply modification accounting.  ASU 2017-09 will be effective for us beginning October 1, 2018.  We are currently evaluating the impact of implementation of this standard on our financial statements.

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

THIRD QUARTER OF FISCAL 2017 OVERVIEW

In our third quarter of fiscal 2017, we experienced continued strong demand for our products, particularly for memory applications, as well as strong overall demand in China, in spite of some isolated softer demand conditions for certain smartphone applications.  Further, reports from some semiconductor industry analysts and other industry participants generally indicate expectations for continued solid conditions through our fourth fiscal quarter.  Over the longer term, we continue to believe that semiconductor demand will increase, including rapid growth for data creation, analytics and storage applications.  More specifically, we expect growth with: the continued transition in memory from 2D to 3D technology; in high end chips for high performance computing, virtual reality, augmented reality, and smart phones; through greater connectivity with the internet of things; and with expanding electronics in automotive applications.  However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our third quarter of fiscal 2017 was $128.0 million, which represented an increase of 18.3% from the third quarter of fiscal 2016, and was a quarterly record for the Company.  We achieved record quarterly revenue in our polishing pads product area for the seventh consecutive quarter, as it grew 25.1% from the same period last year.  Revenue from our tungsten and dielectrics slurries increased 17.5% and 19.4%, respectively, from the same quarter last year. Revenue for the first nine months of fiscal 2017 was $370.4 million, which represented an increase of 20.3% from the comparable period of fiscal 2016.

INDEX

Gross profit for our third quarter of fiscal 2017 expressed as a percentage of revenue was 48.9%, compared to 48.1% for our third quarter of fiscal 2016, including a 90 and a 110-basis point, respectively, adverse impact of NexPlanar amortization expense.  Factors affecting our gross profit compared to last year included higher sales volume and a higher-valued product mix, partially offset by higher fixed manufacturing costs, including costs associated with our Short Term Incentive Program (STIP).  Gross profit for the first nine months of fiscal 2017 was 49.7% of revenue, compared to 48.5% during the same period last year, including a 100 and a 120-basis point, respectively, adverse impact of NexPlanar amortization expense.  We currently expect our gross profit percentage for full fiscal year 2017 to be between 49% and 50%; our prior full year guidance range was 49% to 51%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including fluctuations in our product mix and the extent to which we utilize our manufacturing capacity, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $35.6 million in our third quarter of fiscal 2017 compared to $29.9 million in the third quarter of fiscal 2016, both periods of which included $0.5 million in NexPlanar amortization expense.  The increase in operating expenses from the comparable quarter of fiscal 2016 was primarily due to higher costs associated with our STIP.  Operating expenses were $105.1 million in the first nine months of fiscal 2017 compared to $100.3 million during the same period of fiscal 2016, including $1.4 million and $1.3 million, respectively, of NexPlanar amortization expense.  We currently expect operating expenses for full fiscal year 2017 to be between $140.0 million and $142.0 million; our prior full year guidance range was $137.0 million to $142.0 million.

Diluted earnings per share for the third quarter of fiscal 2017 were $0.77, compared to $0.76 in the same quarter last year.  The year-over-year increase was primarily due to higher revenue and a higher gross profit margin, partially offset by higher operating expenses and a higher effective tax rate.  Diluted earnings per share were $2.37 for the first nine months of fiscal 2017, compared to $1.59 during the same period last year.  The increase was primarily due to higher revenue and a higher gross profit margin, partially offset by a higher effective tax rate and higher operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  There have been no material changes in our critical accounting estimates during the first nine months of fiscal 2017.  See Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-Q for a discussion of new accounting pronouncements.

INDEX

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017, VERSUS THREE MONTHS ENDED JUNE 30, 2016

REVENUE

Revenue was $128.0 million for the three months ended June 30, 2017, which represented an 18.3%, or $19.8 million, increase from the three months ended June 30, 2016.  The increase in revenue was driven by a $16.6 million increase due to higher sales volume, a $4.3 million increase due to product mix, and a $0.5 million increase due to exchange rate fluctuations, partially offset by a $1.5 million decrease due to price changes.  The increase in sales volume was consistent with continued overall strong demand conditions in the global semiconductor industry.  Revenue from polishing pads, dielectrics slurries, and tungsten slurries increased 25.1%, 19.4%, and 17.5%, respectively, from the comparable period of fiscal 2016.

COST OF GOODS SOLD

Total cost of goods sold was $65.4 million for the three months ended June 30, 2017, which represented an increase of 16.5%, or $9.3 million, from the three months ended June 30, 2016.  The increase in cost of goods sold was primarily due to a $5.1 million increase in fixed manufacturing costs, including costs related to our STIP, a $4.6 million increase due to higher sales volume, and a $0.4 million increase due to higher logistics costs, partially offset by a $0.7 million decrease in other variable manufacturing costs, including material costs.  Fixed manufacturing costs included $1.2 million of NexPlanar amortization expense compared to $1.1 million in the same period of fiscal 2016.

GROSS PROFIT

Our gross profit as a percentage of revenue was 48.9% for the three months ended June 30, 2017, compared to 48.1% for the three months ended June 30, 2016.  The increase in gross profit as a percentage of revenue was primarily due to higher sales volume and a higher-valued product mix, partially offset by higher fixed manufacturing costs, including costs associated with our STIP.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $14.3 million for the three months ended June 30, 2017, which represented an increase of 10.9%, or $1.4 million, from the three months ended June 30, 2016.  The increase was primarily due to $0.8 million in higher clean room material costs, and $0.7 million in higher staffing-related costs, including costs associated with our STIP.

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

INDEX

SELLING AND MARKETING

Selling and marketing expenses were $7.3 million for the three months ended June 30, 2017, which represented an increase of 17.7%, or $1.1 million, from the three months ended June 30, 2016.  The increase was primarily due to $0.5 million in higher staffing-related costs, including STIP costs, and $0.3 million in higher travel-related costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $14.0 million for the three months ended June 30, 2017, which represented an increase of 29.9%, or $3.2 million, from the three months ended June 30, 2016.  The increase was primarily due to $3.3 million in higher staffing-related costs, including STIP costs, partially offset by $0.5 million in lower professional fees.

INTEREST EXPENSE

Interest expense was $1.1 million for the three months ended June 30, 2017, and was comparable to $1.2 million for the three months ended June 30, 2016.  The interest rate on 50% of our outstanding debt continues to be fixed through interest rate swaps, while we maintain a variable interest rate on the rest of our outstanding debt.

OTHER INCOME (EXPENSE), NET

Other expense was $0.1 million for the three months ended June 30, 2017, and was comparable to $0.2 million during the three months ended June 30, 2016.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 22.4% for the three months ended June 30, 2017 compared to a 9.6% effective income tax rate for the three months ended June 30, 2016.  The increase in the effective tax rate during the third quarter of fiscal 2017 was primarily due to changes in the jurisdictional mix of income, and the absence of a tax benefit related to domestic production deductions recorded in the third quarter of fiscal 2016. We currently expect our effective tax rate for full year fiscal 2017 to be within the range of 21% to 22%.  Previously, we had estimated 19% to 22% for the full fiscal year.

NET INCOME

Net income was $19.9 million for the three months ended June 30, 2017, which represented an increase of 6.6%, or $1.2 million, from the three months ended June 30, 2016.  The increase was primarily due to higher revenue and a higher gross profit margin, partially offset by higher operating expenses and a higher effective tax rate.

NINE MONTHS ENDED JUNE 30, 2017, VERSUS NINE MONTHS ENDED JUNE 30, 2016

REVENUE

Revenue was $370.4 million for the nine months ended June 30, 2017, which represented a 20.3%, or $62.6 million, increase from the nine months ended June 30, 2016.  The increase in revenue was driven by a $45.6 million increase due to higher sales volume, an $18.5 million increase due to product mix, and a $2.7 million increase due to exchange rate fluctuations, partially offset by a $4.2 million decrease due to price changes.  Revenue from polishing pads, dielectrics slurries, and tungsten slurries increased 39.5%, 21.3%, and 20.0%, respectively, from the comparable period of fiscal 2016.

INDEX

COST OF GOODS SOLD

Total cost of goods sold was $186.3 million for the nine months ended June 30, 2017, which represented an increase of 17.4%, or $27.7 million, from the nine months ended June 30, 2016.  The increase in cost of goods sold was primarily due to a $12.6 million increase due to higher sales volume, an $11.9 million increase in fixed manufacturing costs, including costs related to our STIP, a $2.8 million increase due to foreign exchange fluctuations, a $1.3 million increase due to product mix, and a $1.1 million increase due to higher logistics costs, partially offset by a $1.8 million decrease in other variable manufacturing costs.  Fixed manufacturing costs included $3.6 million of NexPlanar amortization expense compared to $3.2 million in same period of fiscal 2016.

GROSS PROFIT

Our gross profit as a percentage of revenue was 49.7% for the nine months ended June 30, 2017, as compared to 48.5% for the nine months ended June 30, 2016.  The increase in gross profit as a percentage of revenue was primarily due to higher sales volume and a higher-valued product mix, partially offset by higher fixed manufacturing costs, including costs associated with our STIP.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $41.8 million for the nine months ended June 30, 2017, which represented a decrease of 2.0%, or $0.9 million, from the nine months ended June 30, 2016.  The decrease was primarily due to $0.9 million in lower clean room material costs, $0.3 million in lower costs for materials and supplies used in research and development, and $0.3 million in lower depreciation expense, partially offset by $0.9 million in higher staffing-related costs, including STIP costs.

SELLING AND MARKETING

Selling and marketing expenses were $22.2 million for the nine months ended June 30, 2017, which represented an increase of 12.7%, or $2.5 million, from the nine months ended June 30, 2016.  The increase was primarily due to $2.2 million in higher staffing-related costs, including STIP costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $41.1 million for the nine months ended June 30, 2017, which represented an increase of 8.3%, or $3.2 million, from the nine months ended June 30, 2016.  The increase was primarily due to $3.0 million in higher staffing-related costs, including STIP costs.

INTEREST EXPENSE

Interest expense was $3.4 million for the nine months ended June 30, 2017, and was comparable to $3.5 million for the nine months ended June 30, 2016.

OTHER INCOME (EXPENSE), NET

Other income was $1.1 million for the nine months ended June 30, 2017, and increased $0.7 million from the nine months ended June 30, 2016.  The increase was primarily due to higher interest income earned on our cash and investment balances.

INDEX

PROVISION FOR INCOME TAXES

Our effective income tax rate was 21.1% for the nine months ended June 30, 2017 compared to 14.2% for the nine months ended June 30, 2016.  The increase in the effective tax rate during the first nine months of fiscal 2017 was primarily due to changes in the jurisdictional mix of income, and the absence of the retroactive reinstatement of the research and experimentation tax credit and domestic production deductions recorded in fiscal 2016.

NET INCOME

Net income was $60.5 million for the nine months ended June 30, 2017, which represented an increase of 54.4%, or $21.3 million, from the nine months ended June 30, 2016.  The increase was primarily due to higher revenue and a higher gross profit margin, partially offset by a higher effective tax rate and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We generated $90.0 million in cash flows from operating activities in the first nine months of fiscal 2017, compared to $57.8 million in cash from operating activities in the first nine months of fiscal 2016.  Our cash provided by operating activities in the first nine months of fiscal 2017 represented $92.2 million in net income plus non-cash items and a $2.2 million decrease in cash flow due to a net increase in working capital.  The increase in cash flows from operating activities compared to the first nine months of fiscal 2016 was primarily due to a significant increase in net income and changes in the timing and amount of accrued expense payments, including payments related to our annual cash incentive bonus program, partially offset by higher accounts receivable balances at June 30, 2017, due to an increase in revenue, compared to the same period in fiscal 2016.  We are accruing incentive compensation under our STIP at a much higher rate in fiscal 2017 than we recorded in fiscal 2016 based on our expected performance against corporate goals.  In addition, the cash incentive related to our performance against goals in fiscal 2016, which was paid in the first quarter of fiscal 2017, was $8.4 million lower than the cash incentive payment related to our performance against goals in fiscal 2015, which was paid in the first quarter of fiscal 2016.

In the first nine months of fiscal 2017, cash flows used in investing activities were $15.1 million, representing $15.3 million in purchases of property, plant and equipment, net of $0.6 million in proceeds from sales of property, plant and equipment, and we received $0.2 million from other investing cash activity.  In the first nine months of fiscal 2016, cash flows used in investing activities were $140.6 million, representing $127.0 million for the NexPlanar acquisition, net of $15.2 million in cash acquired, $13.8 million for purchases of property, plant and equipment, and $0.2 million received from other investing activities.  We now expect our total capital expenditures in fiscal 2017 will be within the range of $21.0 million to $23.0 million.  We previously had projected capital expenditures would be within the range of $20.0 million to $25.0 million.

In the first nine months of fiscal 2017, cash flows provided by financing activities were $5.9 million.  We received $27.6 million from the issuance of common stock related to the exercise of stock options granted under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and our 2012 Omnibus Incentive Plan, as amended effective March 7, 2017 (OIP), and for the sale of shares to employees under our 2007 Employee Stock Purchase Plan, as amended and restated September 23, 2013 (ESPP), and we received $5.8 million in tax benefits related to exercises of stock options and vesting of restricted stock and restricted stock units granted under the EIP and OIP.  We used $3.8 million to repurchase common stock under our share repurchase program and $2.1 million to repurchase common stock pursuant to the terms of our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock and restricted stock units granted under these plans.  We also paid $14.0 million in dividends and dividend equivalents on our common stock, and $7.6 million to repay long-term debt.  In the first nine months of fiscal 2016, cash flows used in financing activities were $32.3 million.  We used $25.0 million to repurchase common stock under our share repurchase program and $2.9 million to repurchase common stock pursuant to the terms of our EIP and our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock and restricted stock units granted under these plans.  We also used $6.6 million to repay long-term debt, and we paid $4.3 million in dividends on our common stock.  We received $5.6 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP and for the sale of shares to employees under our ESPP, and we received $0.8 million in tax benefits related to exercises of stock options and vesting of restricted stock and restricted stock units granted under the EIP and OIP.

INDEX

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 55,878 shares for $3.8 million during the first nine months of fiscal 2017 and we repurchased 617,839 shares for $25.0 million during the first nine months of fiscal 2016.  As of June 30, 2017, approximately $130.3 million remained outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  During fiscal 2016 and in fiscal 2017, we entered into "10b5-1" stock purchase plan agreements with independent brokers to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

On January 7, 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock.  Pursuant to this announcement, our Board of Directors declared quarterly cash dividends of $0.18 per share, during the second, third, and fourth quarters of fiscal 2016, and during the first quarter of fiscal 2017.  In the second and third quarters of fiscal 2017, our Board of Directors declared quarterly cash dividends of $0.20 per share, the latest of which we paid on or about July 28, 2017 to shareholders of record as of June 23, 2017.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

We entered into a Credit Agreement in February 2012 and amended this Credit Agreement in June 2014.  The amended Credit Agreement provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit, swing-line loans, as well as a $100.0 million uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions, to provide additional capacity in the Revolving Credit Facility.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities", and have a maturity date of June 27, 2019.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Term Loan has $147.7 million outstanding as of June 30, 2017, while the Revolving Credit Facility remains undrawn.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions and according to certain terms: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 through the expiration of the Credit Agreement.  As of June 30, 2017, our consolidated leverage ratio was 0.97 to 1.00 and our consolidated fixed charge coverage ratio was 3.47 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding the Credit Agreement.

As of June 30, 2017, we had $363.9 million of cash and cash equivalents, $203.1 million of which was held in foreign subsidiaries in Japan, the Netherlands, Singapore, South Korea and Taiwan where we have elected to permanently reinvest the earnings rather than repatriate the earnings to the U.S.  See Part II, Item 1A entitled "Risk Factors" in this Form 10-Q for additional discussion of our foreign operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2017, and September 30, 2016, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt	$147.6	$9.8	$137.8	$-	$-
Interest expense and fees on long-term debt	7.3	3.7	3.6	-	-
Purchase obligations	35.5	28.7	6.8	-	-
Operating leases	14.1	2.9	4.1	2.7	4.4
Severance agreements	0.6	0.6	-	-	-
Other long-term liabilities	13.6	-	1.5	-	12.1
Total contractual obligations	$218.7	$45.7	$153.8	$2.7	$16.5

Engineered abrasive particles are significant raw materials that we use in many of our CMP slurries.  In an effort to mitigate our risk to rising raw material costs and to increase supply assurance and quality performance requirements, we have entered into multi-year supply agreements with a number of suppliers, the costs of which are reflected in the purchase obligations in the table above.  We have a multi-year supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, for the purchase of fumed silica, the current term of which runs through December 31, 2019.  It provides us the option to purchase fumed silica for the remaining term of the agreement beyond calendar year 2016, for which we will pay a fee of $1.5 million in each of calendar years 2017, 2018 and 2019, of which the 2017 payment has already been made.  The purchase obligations in the table above reflect management's expectation that we will meet our forecasted purchase quantities in calendar 2017.  Purchase obligations include an aggregate amount of $9.6 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The $1.5 million payment for 2018 is included in accrued liabilities on our Consolidated Balance Sheet as of June 30, 2017, and the 2019 payment is included in other long-term liabilities in the table above.

Interest payments on long-term debt reflect interest rates in effect at June 30, 2017.  The interest payments reflect variable LIBOR-based rates currently in effect on $73.8 million of our outstanding debt, and fixed interest rates on $73.8 million of outstanding debt for which we have implemented interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding our long-term debt.

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

Fluctuations of the won, yen, and New Taiwan dollar have not had a material impact on our Consolidated Income Statement for the nine months ended June 30, 2017 and 2016; however, fluctuations of the won and yen have had a significant impact on other comprehensive income on our Consolidated Balance Sheet.  During the first nine months of fiscal 2017, we recorded $6.3 million in foreign currency translation losses, net of tax, that are included in other comprehensive income.  During the first nine months and full fiscal year 2016, we recorded $10.2 million and $16.0 million, respectively, in foreign currency translation gains, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN CURRENCY EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign currency exchange rates.  As of June 30, 2017, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposures.

INTEREST RATE RISK

At June 30, 2017, we had $147.7 million in long-term debt outstanding on our Term Loan.  In fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment to maintain a fixed rate of interest on half of our outstanding debt.  As of June 30, 2017, the fair value of this cash flow hedge was de minimis.  At June 30, 2017, we had $73.8 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At June 30, 2017, we owned two auction rate securities (ARS) with a total estimated fair value of $4.9 million and par value of $5.3 million, which were classified as other long-term assets on our Consolidated Balance Sheet.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Note 6 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

INDEX

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our products to fluctuate.  For example, the strengthening of demand conditions in the semiconductor industry we experienced during the second half of fiscal 2016 continued through the third quarter of fiscal 2017, following relatively soft demand conditions during the second half of fiscal 2015 and the first half of fiscal 2016.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, we could experience material adverse impacts on our results of operations and financial condition.

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

During the nine months ended June 30, 2017 and 2016, our five largest customers accounted for approximately 56% and 54% of our revenue, respectively.  During the nine months ended June 30, 2017, Samsung, Taiwan Semiconductor Manufacturing Company (TSMC), and Micron Technology Inc. (following its acquisition of Inotera Memories Inc.) were our largest customers, accounting for approximately 16%, 13% and 11%, respectively, of our revenue.  During the nine months ended June 30, 2016, Samsung and TSMC were our largest customers accounting for approximately 16% and 15%, respectively, of our revenue.  During full fiscal year 2016, our five largest customers accounted for approximately 54% of our revenue, with TSMC and Samsung each accounting for approximately 15% of our revenue.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 86% of our revenue was generated by sales to customers outside of the United States for both the nine months ended June 30, 2017 and full fiscal year ended September 30, 2016.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the United States with respect to non-U.S. operations of U.S. businesses like ours, geopolitical tensions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business, or other factors.

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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2017	5,700	$73.92	5,700	$131,269
May. 1 through May. 31, 2017	6,600	$77.16	6,600	$130,760
Jun. 1 through Jun. 30, 2017	6,600	$75.84	6,600	$130,259
Total	18,900	$75.72	18,900	$130,259

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 18,900 shares for $1.4 million during the third quarter of fiscal 2017.  As of June 30, 2017, $130.3 million remained outstanding under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

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

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: August 7, 2017	By:	/s/ WILLIAM S. JOHNSON
William S. Johnson
Executive Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 7, 2017	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]