Form 10-Q
period 2017-12-31
CABOT MICROELECTRONICS CORP
filed 2018-02-07
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

December 31, 2017
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

As of January 31, 2018, the Company had 25,609,060 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2017	2016
Revenue	$139,979	$123,254

Cost of goods sold	65,965	61,749

Gross profit	74,014	61,505

Operating expenses:
Research, development and technical	12,151	13,396
Selling and marketing	5,836	7,552
General and administrative	18,915	12,496
Total operating expenses	36,902	33,444

Operating income	37,112	28,061

Interest expense	1,132	1,150

Other income, net	672	996
Income before income taxes	36,652	27,907

Provision for income taxes	39,735	5,676

Net income (loss)	$(3,083)	$22,231

Basic earnings (loss) per share	$(0.12)	$0.90

Weighted average basic shares outstanding	25,326	24,583

Diluted earnings (loss) per share	$(0.12)	$0.88

Weighted average diluted shares outstanding	25,326	25,072

Dividends per share	$0.20	$0.18

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended December 31,
	2017	2016

Net income (loss)	$(3,083)	$22,231

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,144	(17,574)
Unrealized loss on available-for-sale securities	(46)	-
Net unrealized gain on cash flow hedges	199	666

Other comprehensive income (loss), net of tax	7,297	(16,908)

Comprehensive income	$4,214	$5,323

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$377,230	$397,890
Available-for-sale securities	48,272	-
Accounts receivable, less allowance for doubtful accounts of $1,785 at December 31, 2017, and $1,747 at September 30, 2017	69,871	64,793
Inventories	73,982	71,873
Prepaid expenses and other current assets	18,688	16,426
Total current assets	588,043	550,982

Property, plant and equipment, net	107,748	106,361
Goodwill	102,740	101,932
Other intangible assets, net	40,742	42,710
Deferred income taxes	7,649	21,598
Other long-term assets	11,077	10,517
Total assets	$857,999	$834,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,974	$17,624
Current portion of long-term debt	16,406	10,938
Accrued expenses, income taxes payable and other current liabilities	58,720	62,651
Total current liabilities	90,100	91,213

Long-term debt, net of current portion, less prepaid debt issuance cost of $378 at December 31, 2017 and $441 at September 30, 2017	124,310	132,997
Deferred income taxes	63	63
Other long-term liabilities	41,858	14,790
Total liabilities	256,331	239,063

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 35,471,403 shares at December 31, 2017, and 35,230,742 shares at September 30, 2017	35	35
Capital in excess of par value of common stock	593,258	580,938
Retained earnings	389,645	397,881
Accumulated other comprehensive income	11,246	3,949
Treasury stock at cost, 9,999,034 shares at December 31, 2017, and 9,948,190 shares at September 30, 2017	(392,516)	(387,766)
Total stockholders' equity	601,668	595,037

Total liabilities and stockholders' equity	$857,999	$834,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(3,083)	$22,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,492	6,696
Provision for doubtful accounts	28	46
Share-based compensation expense	5,861	2,913
Deemed repatriation transition tax	24,641	-
Deferred income tax expense	13,465	1,354
Tax benefit from share-based compensation expense	(2,806)	-
Non-cash foreign exchange (gain)	(657)	(922)
(Gain) on disposal of property, plant and equipment	-	(5)
Other	2,545	919
Changes in operating assets and liabilities:
Accounts receivable	(4,733)	(7,879)
Inventories	(1,669)	(1,725)
Prepaid expenses and other assets	(2,190)	(368)
Accounts payable	(2,847)	2,734
Accrued expenses, income taxes payable and other liabilities	(4,429)	(869)
Net cash provided by operating activities	30,618	25,125

Cash flows from investing activities:
Additions to property, plant and equipment	(4,175)	(4,937)
Proceeds from the sale of property, plant and equipment	-	5
Purchases of available-for-sale securities	(50,174)	-
Proceeds from the sale and maturities of available-for-sale securities	1,851	-
Net cash used in investing activities	(52,498)	(4,932)

Cash flows from financing activities:
Repayment of long-term debt	(3,281)	-
Repurchases of common stock	(4,741)	(3,002)
Proceeds from issuance of stock	6,464	12,489
Dividends paid	(5,057)	(4,431)
Tax benefits associated with share-based compensation expense	-	2,544
Net cash provided by (used in) financing activities	(6,615)	7,600

Effect of exchange rate changes on cash	7,835	(9,558)
Increase (decrease) in cash and cash equivalents	(20,660)	18,235
Cash and cash equivalents at beginning of period	397,890	287,479
Cash and cash equivalents at end of period	$377,230	$305,714

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,539	$2,229

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') supplies high-performance polishing slurries and pads used in the manufacture of advanced integrated circuit (IC) devices within the semiconductor industry, in a process called chemical mechanical planarization (CMP).  CMP polishes surfaces at an atomic level, thereby helping to enable IC device manufacturers to produce smaller, faster and more complex IC devices with fewer defects.  We develop, produce and sell CMP slurries for polishing many of the conducting and insulating materials used in IC devices.  We develop, manufacture and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process.  We also develop and provide products for demanding surface modification applications in other industries through our Engineered Surface Finishes (ESF) business.  For additional information, refer to Part 1, Item 1, "Business", in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

The unaudited Consolidated Financial Statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics' financial position as of December 31, 2017, cash flows for the three months ended December 31, 2017 and December 31, 2016, and results of operations for the three months ended December 31, 2017 and December 31, 2016.  The Consolidated Balance Sheets as of September 30, 2017 were derived from audited financial statements.  The results of operations for the three months ended December 31, 2017 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2018.  This Form 10-Q does not contain all of the footnote disclosures from the annual financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

The Consolidated Financial Statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of December 31, 2017.

USE OF ESTIMATES

The preparation of financial statements and related disclosures in conformity U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The accounting estimates that require management's most difficult and subjective judgments include, but are not limited to, those estimates related to bad debt expense, inventory valuation, valuation and classification of auction rate securities, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, interest rate swaps, share-based compensation, income taxes and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and estimates and judgments routinely require adjustment. Actual results may differ from these estimates under different assumptions or conditions.

The results of operations for the quarter ended December 31, 2017 include a correction to prior period amounts, which we determined to be immaterial to the prior periods to which they relate and are expected to be immaterial to our fiscal 2018 results.  The adjustments, relating primarily to accumulated earnings taxes of a foreign operation, increased the income tax expense for the first quarter of fiscal 2018 by $2,071.  Separately, in Note 14 of this Form 10-Q, we discuss the effects of the Tax Cuts and Jobs Act ("Tax Act") on our financial statements.

INDEX

2. AVAILABLE-FOR-SALE SECURITIES

During the first quarter of fiscal 2018, the Company entered into a managed investment arrangement with a third party to invest in fixed income securities. These assets are classified as available-for-sale securities and are recorded at fair value. We have presented these securities on the Consolidated Balance Sheets as of December 31, 2017 as a current asset due to management's intent to use these funds for current business requirements.  Unrealized gains and losses, net of the related tax effect, are recorded within other comprehensive income. Realized gains and losses, interest and dividends are recorded in the other income, net line item of the Consolidated Statements of Income (Loss). Cash flows from purchases, sales and maturities of these securities are presented as investing activities on the Consolidated Statements of Cash Flows.

Available-for-sale securities consist of the following as of December 31, 2017:

	Amortized Cost	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:

Asset backed securities	$4,460	$(2)	$4,458
Certificates of deposit	6,303	(4)	6,299
Commercial paper	3,083	(1)	3,082
Corporate debt securities	25,491	(36)	25,455
U.S. Treasuries	8,483	(2)	8,481
U.S. government agency securities	498	(1)	497
Total available-for-sale securities	$48,318	$(46)	$48,272

The maturities of our available-for-sale securities as of December 31, 2017 are as follows

	Amortized Cost	Estimated Fair Value
Mature in one year or less	$30,587	$30,568
Mature after one year through four years	17,731	17,704
	$48,318	$48,272

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Financial Accounting Standards Board ("FASB") established a three-level hierarchy for disclosure based on the extent and level of judgment used to estimate fair value.  Level 1 inputs consist of valuations based on quoted market prices in active markets for identical assets or liabilities.  Level 2 inputs consist of valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in an inactive market, or other observable inputs.  Level 3 inputs consist of valuations based on unobservable inputs that are supported by little or no market activity.

INDEX

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at December 31, 2017 and September 30, 2017.  See Note 8 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

December 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$377,230	$-	$-	$377,230
Other long-term investments	1,157	-	-	1,157
Available-for-sale securities:
Asset Backed Securities	-	4,458	-	4,458
Certificates of Deposit	-	6,299	-	6,299
Commercial Paper	-	3,082	-	3,082
Corporate debt securities	-	25,455	-	25,455
U.S. Treasuries	-	8,481	-	8,481
U.S. government agency securities	-	497	-	497
Derivative financial instruments	-	379	-	379
Total assets	$378,387	$48,651	$-	$427,038

Liabilities:
Derivative financial instruments	-	6,046	-	6,046
Total liabilities	$-	$6,046	$-	$6,046

September 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$397,890	$-	$-	$397,890
Other long-term investments	929	-	-	929
Derivative financial instruments	-	263	-	263
Total assets	$398,819	$263	$-	$399,082

Liabilities:
Derivative financial instruments	-	1,881	-	1,881
Total liabilities	$-	$1,881	$-	$1,881

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  We are invested exclusively in AAA-rated, prime institutional money market funds, comprised of high quality, fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.   Consequently, the Company owns the assets and the related offsetting liability for disbursement until a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,157 in the first quarter of fiscal 2018 to reflect its fair value as of December 31, 2017.

We use an investment pricing valuation methodology of a third-party service provider to determine fair values of our available-for-sale securities, consisting of fixed income securities that are under our managed investment arrangement; these are listed in Note 2 of this Form 10-Q. Our available-for-sale securities are valued using a market-based valuation methodology at the end of each reporting period.  Market-based valuation is determined on the basis of the last reported sale price or market quotation, typically obtained from the third-party service provider.  Market quotations may also include exchange trades and publicly-available bid/offer data from established market makers or quotation systems.  All available-for-sale securities are classified as Level 2 based upon other than quoted prices with observable market data.

INDEX

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

4. INVENTORIES

Inventories consisted of the following:

	December 31, 2017	September 30, 2017

Raw materials	$38,413	$36,415
Work in process	6,698	7,365
Finished goods	28,871	28,093
Total	$73,982	$71,873

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $102,740 as of December 31, 2017, and $101,932 as of September 30, 2017.  The increase in goodwill was due to $808 in foreign exchange fluctuations of the New Taiwan dollar.

The components of other intangible assets are as follows:

	December 31, 2017		September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$46,351	$18,904	$42,287	$17,604
Acquired patents and licenses	8,270	8,244	8,270	8,241
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	28,459	16,380	28,229	15,421

Total other intangible assets subject to amortization	85,630	46,078	81,336	43,816

Other intangible assets not subject to amortization:
In-process technology	-		4,000
Other indefinite-lived intangibles*	1,190		1,190
Total other intangible assets not subject to amortization	1,190		5,190

Total other intangible assets	$86,820	$46,078	$86,526	$43,816

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.

During the first quarter of fiscal 2018, development of our in-process technology was completed, and we reclassified $4,000 to product technology under other intangible assets subject to amortization.

INDEX

Amortization expense on our other intangible assets was $1,973 and $1,999 for the three months ended December 31, 2017 and 2016, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2018	$5,521
2019	7,119
2020	7,115
2021	7,108
2022	7,108

In the first quarter of fiscal 2018, we adopted ASU No. 2017-04 "Simplifying the Test for Goodwill Impairment."  The provisions of this standard eliminate Step 2 from the goodwill impairment test, which required an entity to determine the fair value of its assets and liabilities at the impairment testing date of its goodwill and compare it to its carrying amount to determine a possible impairment loss. Goodwill impairment testing is now done by comparing the fair value of a reporting unit and its carrying amount.

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of the fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  An entity has the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a quantitative analysis ("step one").  Similarly, an entity has the option to use a step zero or a step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2017, we used a step one analysis for both goodwill impairment and indefinite-lived intangible asset impairment.

We completed our annual impairment test during our fourth quarter of fiscal 2017 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended December 31, 2017, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no impairment charges recorded on the goodwill for any of our reporting units.

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	December 31, 2017	September 30, 2017

Auction rate securities (ARS)	$5,319	$5,319
Long-term contract assets	2,333	2,115
Other long-term assets	2,268	2,154
Other long-term investments	1,157	929
Total	$11,077	$10,517

Our ARS investments at December 31, 2017 consisted of two tax exempt municipal debt securities with a total par value of $5,319, both of which have maturities greater than ten years.  The fair value of our ARS, determined using Level 2 fair value inputs, was $5,040 as of December 31, 2017. We have classified our ARS as held-to-maturity securities based on our intention and ability to hold the securities until maturity. We believe the gross unrecognized loss of $279 is due to the illiquidity in the ARS market, rather than to credit loss.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.

In the third quarter of fiscal 2015, we amended a supply agreement with an existing supplier. The amended agreement includes a fee of $4,500, of which we already have paid $3,000, which provides us the option to purchase certain raw materials beyond calendar 2016 through the expiration of the agreement in December 2019.  This fee was recorded as a long-term asset at its present value and is being amortized into cost of goods sold on a straight-line basis through the expiration date of the agreement.  See Note 10 for more information regarding this agreement.

INDEX

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs, related to our Revolving Credit Facility, as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months.  As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $1,157 representing the fair value of our SERP investments as of December 31, 2017.

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31, 2017	September 30, 2017

Accrued compensation	$21,303	$35,332
Income taxes payable	14,055	9,717
Dividends payable	5,337	5,314
Goods and services received, not yet invoiced	4,968	2,172
Deferred revenue and customer advances	2,491	1,559
Warranty accrual	236	247
Taxes, other than income taxes	1,858	1,688
Current portion of long-term contract liability	1,500	1,500
Other accrued expenses	6,972	5,122
Total	$58,720	$62,651

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

Borrowings under the amended Credit Facilities (other than in respect of swing-line loans) bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The current Applicable Rate for borrowings under the amended Credit Facilities is 1.50%, with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  In addition to paying interest on outstanding principal under the Credit Agreement, we pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  As amended, the fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio. Interest expense and commitment fees are paid according to the relevant interest period and no less frequently than at the end of each calendar quarter.  We also pay letter of credit fees as necessary.  The Term Loan has periodic scheduled repayments; however, we may voluntarily prepay the Credit Facilities without premium or penalty, subject to customary "breakage" fees and reemployment costs in the case of LIBOR borrowings.  All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and certain of its domestic subsidiaries.

INDEX

 As of December 31, 2017 and September 30, 2017, unamortized debt issuance costs related to our Term Loan that are presented as a reduction of long-term debt were $378 and $441, respectively.  Unamortized debt issuance costs related to our Revolving Credit Facility were not material.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for the period January 1, 2016 through the expiration of the Credit Agreement.  As of December 31, 2017, our consolidated leverage ratio was 0.83 to 1.00 and our consolidated fixed charge coverage ratio was 3.28 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At December 31, 2017, the fair value of the Term Loan, using Level 2 inputs, approximates its carrying value of $141,094 as the loan bears a floating market rate of interest.  As of December 31, 2017, $16,406 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of December 31, 2017, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2018	7,656
2019	133,438
Total	$141,094

9. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to various market risks, including risks associated with interest rates and foreign currency exchange rates.  We enter into certain derivative transactions to mitigate the volatility associated with these exposures.  We have policies in place that define acceptable instrument types we may enter into and we have established controls to limit our market risk exposure.  We do not use derivative financial instruments for trading or speculative purposes.  In addition, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value on a gross basis.

Cash Flow Hedges – Interest Rate Swap Agreements
In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment of debt. The notional value of the swaps was $70,547 as of December 31, 2017, and the swaps are scheduled to expire on June 27, 2019.

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

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of December 31, 2017 and September 30, 2017, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for foreign currencies were $7,327 and $8,176, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for foreign currencies were $21,925 and $24,295, respectively.

INDEX

Net Investment Hedge - Foreign Exchange Contracts
In September 2017, we entered into two forward foreign exchange contracts in an effort to protect the net investment of our South Korean subsidiary against potential adverse changes resulting from currency fluctuations in the Korean won. We entered into forward contracts to sell Korean won and buy U.S. dollars, and these contracts will settle in September 2022. We have designated these forward contracts as an effective net investment hedge. The total notional amount under the contracts is 100 billion Korean won. As of December 31, 2017, the change in the fair value of the forward contracts in the net investment hedge relationship was $4,372, which was recorded in foreign currency translation adjustments within other comprehensive income.

The fair value of our derivative instruments included in the Consolidated Balance Sheets, which was determined using Level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017
Derivatives designated as hedging instruments
Interest rate swap contracts	Prepaid expenses and other current assets	$181	$-	$-	$-
	Other long-term assets	$173	$117	$-	$-
	Accrued expenses, income taxes payable and other current liabilities	$-	$-	$-	$31

Foreign exchange contracts designated as net investment hedge	Other long-term liabilities	$-	$-	$5,814	$1,442

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$25	$146	$-	$-
	Accrued expenses, income taxes payable and other current liabilities	$-	$-	$232	$408

The following table summarizes the effect of our derivative instruments on our Consolidated Statements of Income (Loss) for the three months ended December 31, 2017 and 2016:

		Loss Recognized in Statements of Income (Loss)
		Three Months Ended
	Statements of Income(Loss) Location	December 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income, net	$(809)	$(1,794)

The interest rate swap agreements have been deemed to be effective since inception, so there has been no impact on our Consolidated Statements of Income (Loss). We recorded a $200 unrealized gain, net of tax, in accumulated comprehensive income during the three months ended December 31, 2017 for these interest rate swaps.  During the next 12 months, we expect approximately $182 to be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps based on projected rates of the LIBOR forward curve as of December 31, 2017.

INDEX

Amounts recognized in other comprehensive income for our net investment hedge during the three months ended December 31, 2017, were as follows:

Balance at September 30, 2017	$920
Loss on net investment hedge	4,372
Tax benefit	(1,131)
Balance at December 31, 2017	$4,161

10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

Refer to Note 18 of "Notes to the Consolidated Financial Statements" in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, for additional information regarding commitments and contingencies.

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have defined benefit plans covering employees in certain foreign jurisdictions as required by local law, which are unfunded. Benefit costs, consisting primarily of service costs, are recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statements of Income (Loss). The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of the fiscal year. Benefit payments under all such unfunded plans to be paid over the next ten years are expected to be approximately $5,785.  For more information regarding these plans, refer to Note 18 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

PURCHASE OBLIGATIONS

Purchase obligations include take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, the current term of which runs through December 2019.  This agreement provides us the option to purchase fumed silica, with no minimum purchase requirements as of 2017, for which we have paid a fee of $1,500 in each of calendar years 2017 and 2018, and for which we will pay in 2019.  The $1,500 payment due in 2019 is included in accrued expenses on our Consolidated Balance Sheets.  As of December 31, 2017, purchase obligations include $9,749 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

INDEX

11. ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below summarizes the components of accumulated other comprehensive income (AOCI), net of tax provision/(benefit), for the three months ended December 31, 2017 and 2016:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Available-for-Sale Securities	Total
Balance at September 30, 2017	$5,239	$46	$(1,336)	$-	$3,949
Foreign currency translation adjustment, net of tax of $(1,150)	7,144	-	-	-	7,144
Unrealized loss on available-for-sale securities, net of tax of $0	-	-	-	(46)	(46)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $80	-	229	-	-	229
Reclassification adjustment into earnings, net of tax of $(11)	-	(30)	-	-	(30)
Balance at December 31, 2017	$12,383	$245	$(1,336)	$(46)	$11,246

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2016	$11,985	$(817)	$(1,612)	$9,556
Foreign currency translation adjustment, net of tax of $(2,444)	(17,574)	-	-	(17,574)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $440	-	785	-	785
Reclassification adjustment into earnings, net of tax of $(66)	-	(119)	-	(119)
Balance at December 31, 2016	$(5,589)	$(151)	$(1,612)	$(7,352)

The before tax amounts reclassified from AOCI to net income during the three months ended December 31, 2017 and 2016, related to our cash flow hedges, were recorded as interest expense on our Consolidated Statement of Income (Loss).  For the three months ended December 31, 2017, we recorded $7,144 in currency translation gains, net of tax, primarily due to exchange rate fluctuations in the Japanese yen and Korean won versus the U.S. dollar, that are included in other comprehensive income, including a net loss of $3,241 related to our net investment hedge.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

INDEX

12. SHARE-BASED COMPENSATION PLANS

We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan, as amended effective March 7, 2017 (OIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP); and, pursuant to the OIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  In March 2017, our stockholders reapproved the material terms of performance-based awards under the OIP for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended.  Prior to March 2012, when our stockholders first approved the OIP, we issued share-based payments under our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008 (EIP); our ESPP, and, pursuant to the EIP, the DDCP and DSP.  For additional information regarding these programs, refer to Note 13 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  Other than the ESPP, all share-based payments granted beginning March 6, 2012 are made from the OIP, and since then, the EIP no longer has been available for any awards.

We record share-based compensation expense for all share-based awards, including stock option grants, and restricted stock, restricted stock unit and performance share unit ("PSU") awards, and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options, expected dividend yield and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and for stock option grants made prior to December 2017, we have added a slight premium to this expected term for employees who meet the definition of retirement-eligible pursuant to their stock option grants during the contractual term of the grant.  As of December 2017, the provisions of new stock option grants and restricted stock unit awards state that except in certain circumstances including termination for cause, once an employee meets the retirement eligibility requirements, any remaining unvested share-based awards will continue to vest regardless of termination of service. Consequently, the requisite service period for the award is satisfied upon retirement eligibility. Therefore, for those employees who have met the retirement eligibility at the grant date, we now record the total share-based compensation expense upon award; for those employees who will meet the retirement eligibility during the four-year vesting period, we now record the share-based compensation expense over the period from the grant date through the date of retirement eligibility, rather than over the four-year vesting period stated in the award agreement.  Due to the change in retirement eligibility for awards as of December 2017, $860 was immediately recorded as expense in the three months ended December 31, 2017.

The expected dividend yield represents our annualized dividend in dollars divided by the stock price on the date of grant.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The PSUs that have been awarded may be subject to downward or upward adjustment depending on the total shareholder return achieved by the Company during the particular performance period related to the PSUs, relative to the total shareholder return of the S&P SmallCap 600 Index.  We use a third-party service provider to estimate the fair value of the PSUs at grant date by using a Monte Carlo simulation model. This model simulates the stock price movements of the Company and Index constituents using certain assumptions, including the stock price of our company and Index constituents, the risk-free interest rate and stock price volatility.

In December 2017, we announced the appointment of Scott D. Beamer as our Vice President and Chief Financial Officer, effective as of January 15, 2018, and the intention of William S. Johnson, the Company's then current Executive Vice President and Chief Financial Officer, to retire. Upon the effective date of Mr. Beamer's appointment, Mr. Johnson resigned as our Vice President and Chief Financial Officer, and now is performing transition responsibilities in a senior advisor role until his retirement date in January 2019 (the "Retirement Date"). Mr. Johnson's currently outstanding non-qualified stock option, restricted stock, and restricted stock unit awards under the OIP remain outstanding in accordance with their terms, which include that he will forfeit any unvested awards as of the Retirement Date. Applying the guidance in ASC 718 "Compensation—Stock Compensation", we recorded $1,744 of related share-based compensation expense in the three months ended December 31, 2017.

INDEX

In the first quarter of fiscal 2018, we adopted ASU No. 2016-09, "Improvements to Employee Share Based Payment Accounting" (Topic 718) (ASU 2016-09) prospectively. The provisions of this standard relate to aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits on the Consolidated Statements of Cash Flows and earnings per share calculations.  Upon adoption, we recorded a tax benefit of $2,806 in our Consolidated Statements of Income (Loss). The net loss, including the impact of the tax benefits, was used to calculate our basic loss per share under the new guidance.  In addition, we have elected to continue to estimate forfeitures under ASC 718 pursuant to the adoption of ASU 2016-09.

Share-based compensation expense for the three months ended December 31, 2017, and 2016, was as follows:

	Three Months Ended December 31,
	2017	2016
Income statement classifications:
Cost of goods sold	$788	$541
Research, development and technical	529	419
Selling and marketing	342	339
General and administrative	4,202	1,614
Total share-based compensation expense	5,861	2,913
Tax benefit	(1,241)	(947)
Total share-based compensation expense, net of tax	$4,620	$1,966

For additional information regarding the estimation of fair value, refer to Note 13 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

13.	OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended December 31,
	2017	2016

Interest income	$951	$421
Other income (expense)	(279)	575
Total other income, net	$672	$996

14. INCOME TAXES

The Company's effective tax rate for the first quarter of fiscal 2018 was 108.4%, compared to 20.3% in the same quarter last year.  The significant increase is primarily driven by discrete adjustments related to recently enacted Tax Act in the U.S. These adjustments increased the Company's income tax expense by approximately $32,880 and had a $1.26 adverse impact on diluted earnings per share. Other factors that impacted the Company's effective tax rate for the three months ended December 31, 2017, as compared with the prior year period, were primarily related to the changes in the mix of foreign and domestic earnings and absence of benefits of a tax holiday in South Korea, which expired as of October 2017. The Company currently expects its effective tax rate for the remainder of the fiscal year to be within the range of 21% to 24%. Previously, before the impact of the Tax Act, the Company had estimated an effective tax rate of 24% to 27% for the full fiscal year.

The Tax Act, enacted on December 22, 2017, includes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate income tax rate to 21.0% effective January 1, 2018; and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years. For fiscal 2018, we will record our income tax provision using a blended U.S. statutory tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the Tax Act.  The U.S. statutory tax rate of 21.0% will apply for fiscal 2019 and beyond.

INDEX

As a result of the Tax Act, the SEC staff issued accounting guidance which provides up to a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act (SAB 118).   To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but for which the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.  If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we recorded provisional discrete tax expense of $32,880 in the quarter ended December 31, 2017.  For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act, but we have recorded the following provisional adjustments in the three months ended December 31, 2017.

Deemed Repatriation Transition Tax:  The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries.  To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. withholding taxes on such earnings.  We were able to make a reasonable estimate, and recorded a $24,641 of provisional estimate of Transition Tax, which included U.S. federal and state tax implications, for the three months ended December 31, 2017. $22,450 of this estimate was included in the other long-term liabilities as of December 31, 2017.  In addition, we also recorded a provisional estimate of $6,381 for non-U.S. withholding taxes to be incurred on actual future distributions of foreign earnings.  We are monitoring U.S. federal and state legislative developments for further interpretative guidance and intend to continue to gather additional information to refine provisional estimates during the measurement period provided under SAB 118.  Previously, the Company maintained an assertion to permanently reinvest, with certain insignificant exceptions, the earnings of its non-U.S. subsidiaries outside of the U.S., and therefore, did not record U.S. deferred income taxes or foreign withholding taxes for these earnings.  In light of the Tax Act and the associated transition to a territorial tax system, the Company is currently analyzing its global capital deployment strategy, including global working capital requirements and the potential tax implications in various jurisdictions if our non-U.S. subsidiaries distribute some or all of their foreign earnings to the U.S.

Reduction of U.S. Federal Corporate Tax Rate:  The Company re-measured its U.S. deferred tax assets and liabilities and recorded a discrete non-cash tax expense of $1,858 based on the rates at which the deferred tax assets and liabilities are expected to reverse in the future.  We are still analyzing certain aspects of the Tax Act and the actual impact of the reduction in the U.S. federal corporate tax rate may be affected by the timing of the reversal of such balances.

The Company is also analyzing other provisions of the Tax Act to determine if they will impact the Company's effective tax rate in fiscal 2018 or in the future, including the following:

Global Intangible Low Taxed Income (GILTI):  The Tax Act includes a provision designed to tax GILTI.  Because of the complexity of these new GILTI provisions, we are continuing to evaluate this provision.  Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into a company's measurement of its deferred taxes (the "deferred method").   We are not yet able to reasonably estimate the effect of the GILTI provision of the Tax Act and have not made any adjustments related to potential GILTI tax in our financial statements.  If applicable, GILTI tax would first apply to our fiscal year 2019, and will be accounted for as incurred under the period cost method.

Base Erosion and Anti-Abuse Tax (BEAT):  The Tax Act creates a new minimum BEAT liability for corporations that make base erosion payments if the corporation has sufficient gross receipts and derives a sufficient level of "base erosion tax benefits".  If applicable, any BEAT would be accounted for as incurred under the period cost method.   We are further assessing the provisions of the BEAT, and will evaluate the effects on the Company's financial statements as further information becomes available. If applicable, the BEAT provisions would first apply to the Company in fiscal year 2019.

Foreign Derived Intangible Income (FDII): The Tax Act allows a domestic corporation an immediate deduction in U.S. taxable income for a portion of its FDII.  The amount of the deduction will depend in part on the Company's U.S. taxable income.  The FDII deduction will be available to us for our fiscal year ending September 30, 2019, and if applicable, will be accounted for under the period cost method.  We are still assessing the benefits of the FDII deduction, and will account for the effects on the Company's financial statements in future periods.

INDEX

The Company previously operated under a tax holiday in South Korea in fiscal years 2013 through 2017 in conjunction with our investment in research, development and manufacturing facilities there, but are no longer under such as of fiscal 2018.  This arrangement allowed for a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017, following a 0% tax rate in fiscal years 2013, 2014 and 2015.  This tax holiday reduced our income tax provision by approximately $826 and increased our diluted earnings per share by approximately $0.03 during the three months ended December 31, 2016.

15.	EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of unvested restricted stock awards that have a right to receive non-forfeitable dividends, which are considered participating securities as prescribed by the two-class method under ASC 260 "Earnings per Share".  Diluted EPS is calculated in a similar manner, but the weighted-average number of common shares outstanding during the period is increased to include the weighted-average dilutive effect of "in-the-money" stock options and unvested restricted stock shares using the treasury stock method.

Enactment of the Tax Act resulted in the incurrence of a net loss for the quarter ending December 31, 2017.  Pursuant to the adoption of ASU 2016-09 in the first quarter of fiscal 2018, the tax benefits associated with share-based compensation expense were recorded as a tax benefit in our Consolidated Statements of Income (Loss). The net loss, including these tax benefits, was used to calculate our basic loss per share.  The number of shares that would be repurchased with the proceeds from the tax benefits was excluded from the diluted weighted average shares outstanding using treasury stock method under the new guidance. Further, since we incurred a net loss in the first quarter of fiscal 2018, when calculating diluted loss per share, we used the basic weighted average shares outstanding, as the inclusion of any dilutive shares in a net loss situation would be anti-dilutive.

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended December 31,
	2017	2016
Numerator:
Net Income (Loss)	$(3,083)	$22,231
Less: (income) loss attributable to participating securities	11	(102)
Earnings available to common shares	$(3,072)	$22,129

Denominator:
Weighted average common shares	25,325,757	24,582,688
(Denominator for basic calculation)

Weighted average effect of dilutive securities	-	489,477
Diluted weighted average common shares	25,325,757	25,072,165
(Denominator for diluted calculation)

Earnings (loss) per share:

Basic	$(0.12)	$0.90

Diluted	$(0.12)	$0.88

For the three months ended December 31, 2017, as noted above, all outstanding stock options were excluded from the calculation of diluted earnings per share as the dilutive shares in a net loss situation would be anti-dilutive.  For the three months ended December 31, 2016, approximately 0.4 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

INDEX

16. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 "Segment Reporting" – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three months ended December 31, 2017, and 2016, was as follows:

	Three Months Ended December 31,
Revenue:	2017	2016
Tungsten slurries	$62,877	$55,301
Dielectric slurries	31,732	29,282
Polishing pads	18,879	16,209
Other Metals slurries	16,468	15,780
Engineered Surface Finishes	8,530	5,024
Data storage slurries	1,493	1,658
Total revenue	$139,979	$123,254

17. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to how revenue is reported and improves comparability in the financial statements of companies reporting using IFRS and U.S. GAAP.  The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard is intended to enhance disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and improve guidance for multiple-element arrangements.  In August 2015, the FASB issued ASU No. 2015-14, "Deferral of Effective Date" (Topic 606).  This standard defers the effective date of ASU 2014-09 by one year.  ASU 2014-09 will be effective for us beginning October 1, 2018, and may be applied on a full retrospective or modified retrospective approach.  In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" (Topic 606).  ASU 2016-08 provides clarification for the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU No. 2016-10, ASU No. 2016-11, and ASU 2016-12, and ASU 2017-13 issued in September 2017, all of which provide additional clarification of the original revenue standard.  We continue to work to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts, and identify and implement changes to business processes, systems and controls to support recognition and disclosure under the new standard.  We anticipate any changes to revenue recognition for our Company are likely to be related to certain pricing and incentive arrangements with our customers within our CMP consumables business, but we believe the recognition of revenue will remain substantially unchanged for the majority of our contracts with customers.  We anticipate we will adopt the new revenue standard in the first quarter of fiscal 2019 using the modified retrospective approach to adoption, which will require us to record the cumulative effect of adopting the standard as an adjustment to the beginning balance of retained earnings.  We continue to evaluate the impact of the implementation of these standards on our financial statements.

In July 2015, the FASB issued ASU No, 2015-11, "Simplifying the Measurement of Inventory" (Topic 330).  The provisions of ASU 2015-11 require an entity to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  We adopted ASU 2015-11 effective October 1, 2017, and this pronouncement had no material effect on our financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments" (Topic 230).  The provisions of this standard provide guidance on the classification within the Consolidated Statements of Cash Flows of certain types of cash receipts and cash payments in an effort to eliminate diversity in practice.  ASU 2016-15 will be effective for us beginning October 1, 2018, but early adoption is permitted.  We do not believe the adoption of this standard will have a material effect on our financial statements as we currently do not have any of the cash receipts or payments discussed in this standard.

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

In October 2016, the FASB issued ASU No. 2016-17 "Interest Held through Related Parties That Are under Common Control" (Topic 810). The provisions of this standard provide further guidance related to ASU 2015-02, and also provide guidance on consolidation in relation to VIEs and related parties.  We adopted ASU 2016-17 effective October 1, 2017, and this pronouncement had no material effect on our financial statements as we currently have no interest in any entities that may be considered VIE.

In January 2017, the FASB issued ASU No. 2017-01 "Clarifying the Definition of a Business" (Topic 805). The provisions of this standard provide guidance to determine whether the acquisition or sale of a set of assets or activities constitutes a business. The standard requires that an integrated set of assets and activities include an input and a substantive process that together contribute to the ability to create output.  We adopted ASU 2017-01 effective October 1, 2017, and this pronouncement had no material effect on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04 "Simplifying the Test for Goodwill Impairment" (Topic 350). The provisions of this standard eliminate Step 2 from the goodwill impairment test, which required an entity to determine the fair value of its assets and liabilities at the impairment testing date of its goodwill and compare it to its carrying amount to determine a possible impairment loss. Goodwill impairment testing will now be done by comparing the fair value of a reporting unit and its carrying amount.  We adopted ASU 2017-04 effective October 1, 2017 and we will apply the new guidance in our annual test for goodwill impairment in the fourth quarter of fiscal 2018.

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

In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging" (Topic 815). The provisions of this standard amend the hedge accounting model in ASC 815 to expand an entity's ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk, eliminate the requirement to separately measure and report hedge ineffectiveness, and generally require the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 will be effective for us beginning October 1, 2019, but early adoption is permitted. We are currently evaluating the impact of implementation of this standard on our financial statements.

INDEX

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; growth or contraction of, and trends in, the industry and markets in which the Company participates; the Company's management; various economic or political factors and international or national events; regulatory or legislative activity, including the enactment of the Tax Cuts and Jobs Act ("Tax Act") in December 2017 in the United States; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property; new product introductions; development of new products, technologies and markets; the Company's supply chain; the financial conditions of the Company's customers; natural disasters; the acquisition of or investment in, or collaboration with other entities; uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason, based on a variety of factors; financing facilities and related debt, payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the Company's current or future tax rate, including the effects of Tax Act; the operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  Forward-looking statements reflect our current expectations and are inherently uncertain.  Our actual results may differ significantly from our expectations.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, including the Consolidated Financial Statements and related notes thereto.

 FIRST QUARTER OF FISCAL 2018 OVERVIEW

In our first quarter of fiscal 2018, we experienced continued solid demand for our products, particularly for memory and logic applications, as well as continued strength in China. Some semiconductor industry analysts continue to expect solid industry demand conditions throughout our fiscal year, especially for 3D memory technology.  Over the longer term, we continue to believe that semiconductor demand will increase, driven by the continued transition in memory from 2D to 3D technology; in high end chips for high performance computing, virtual reality, augmented reality, and smart phones; through greater connectivity with the internet of things; and with expanding electronics in areas such as automotive applications.  We believe we are well positioned to benefit from these long-term demand trends. However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Form 10-Q.

Revenue for our first quarter of fiscal 2018 was $140.0 million, which represented an increase of 13.6% from the first quarter of fiscal 2017, and was a quarterly record for the Company.  We achieved record quarterly revenue in our tungsten slurry and polishing pads product areas. Revenue from our tungsten, pads and dielectrics products increased 13.7%, 16.5% and 8.4%, respectively, from the same quarter last year.

Gross profit for the first quarter of fiscal 2018 expressed as a percentage of revenue was 52.9%, compared to 49.9% for our first quarter of fiscal 2017, including 90 and 100-basis point adverse impacts of NexPlanar amortization expense, comparatively.  Factors affecting our gross profit for the quarter compared to last year included higher sales volume and a higher-valued product mix, partially offset by higher fixed manufacturing costs, including higher incentive compensation expense. We continue to expect our gross profit percentage for full fiscal year 2018 to be between 50% and 52%.  However, we may continue to experience fluctuations in our gross profit due to a number of factors, including changes in our product mix and the extent to which we utilize our manufacturing capacity, which may cause our quarterly gross profit to be above or below this annual guidance range.

INDEX

Operating expenses were $36.9 million in our first quarter of fiscal 2018 compared to $33.4 million in the first quarter of fiscal 2017, both periods of which included $0.5 million in NexPlanar amortization expense.  The increase in operating expenses from the comparable quarter of fiscal 2017 was primarily due to higher staffing related expenses, including costs associated with the Chief Financial Officer ("CFO") transition described in Note 12 of the Notes to the Consolidated Financial Statement of this Form 10-Q, and higher incentive compensation expense. We currently expect operating expenses for full fiscal year 2018 to be between $145.0 million and $150.0 million; previously, we had expected operating expenses to be within a range of $142.0 million to $147.0 million.

The Company reported a diluted loss per share of $0.12 in the first quarter of fiscal 2018, compared to diluted earnings per share of $0.88 in the same quarter last year. The year-over-year decrease was primarily due to the impact of the enactment of the Tax Act in December 2017, which reduced diluted earnings per share by $1.26.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  There have been no material changes in our critical accounting estimates during the first three months of fiscal 2018. See Note 2 of the Notes to the Consolidated Financial Statements of this Form 10-Q for our accounting policy regarding available-for-sale securities. See Note 17 of the Notes to the Consolidated Financial Statements of this Form 10-Q for a discussion of new accounting pronouncements.

INDEX

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2017, VERSUS THREE MONTHS ENDED DECEMBER 31, 2016

REVENUE

Revenue was $140.0 million for the three months ended December 31, 2017, which represented a 13.6%, or $16.7 million, increase from the three months ended December 31, 2016.  The increase in revenue was driven by a $12.9 million increase due to higher sales volume, a $5.8 million increase due to product mix, partially offset by a $1.9 million decrease due to price changes.  The increase in sales volume was consistent with continued overall strong demand conditions in the global semiconductor industry.  Revenue from our tungsten, pads and dielectrics products increased 13.7%, 16.5% and 8.4%, respectively, from the comparable period of fiscal 2017.

COST OF GOODS SOLD

Total cost of goods sold was $66.0 million for the three months ended December 31, 2017, which represented an increase of 6.8%, or $4.2 million, from the three months ended December 31, 2016.  The increase in cost of goods sold was primarily due to a $3.0 million increase in fixed manufacturing costs, including higher incentive compensation expense and, a $2.9 million increase due to higher sales volume, partially offset by a $1.4 million decrease in other variable manufacturing costs, including material costs, and adverse foreign exchange effects of $0.5 million. Fixed manufacturing costs included $1.2 million of NexPlanar amortization in the first quarters of fiscal years 2018 and 2017.

GROSS PROFIT

Our gross profit as a percentage of revenue was 52.9% for the three months ended December 31, 2017, compared to 49.9% for the three months ended December 31, 2016.  The increase in gross profit as a percentage of revenue was primarily due to higher sales volume and a higher-valued product mix, partially offset by higher fixed manufacturing costs, including costs associated with incentive compensation expense.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $12.1 million for the three months ended December 31, 2017, which represented a decrease of 9.3%, or $1.2 million, from the three months ended December 31, 2016.  The decrease was primarily due to lower staffing related expenses of $0.5 million, lower professional expenses of $0.4 million, and lower depreciation and amortization expense of $0.3 million.

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

INDEX

SELLING AND MARKETING

Selling and marketing expenses were $5.8 million for the three months ended December 31, 2017, which represented a decrease of 22.7%, or $1.7 million, from the three months ended December 31, 2016.  The decrease was primarily due to the absence of severance expense of $0.7 million, and lower staffing related costs of $0.5 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $18.9 million for the three months ended December 31, 2017, which represented an increase of 51.4%, or $6.4 million, from the three months ended December 31, 2016. The increase was primarily due to costs of $2.8 million associated with the CFO transition described above, higher staffing related expenses of $1.2 million, higher share-based compensation expense of $0.8 million, higher incentive compensation expenses of $0.6 million, higher legal and professional fees of $0.4 million and higher information and technology expenses of $0.4 million.

INTEREST EXPENSE

Interest expense was $1.1 million for the three months ended December 31, 2017, and was comparable to $1.2 million for the three months ended December 31, 2016.  The interest rate on 50% of our outstanding debt continues to be fixed through interest rate swaps, while we maintain a variable interest rate on the rest of our outstanding debt.

OTHER INCOME, NET

Other income was $0.7 million for the three months ended December 31, 2017, and comparable to $1.0 million during the three months ended December 31, 2016.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the first quarter of fiscal 2018 was 108.4 percent, compared to 20.3 percent in the same quarter last year. The significant increase is primarily driven by discrete adjustments related to the impact of the Tax Act.  These adjustments increased the Company's income tax expense by approximately $32.9 million.  The Company currently expects its effective tax rate for the remainder of the fiscal year to be within the range of 21 to 24 percent. Previously, before the impact of the Tax Act, the Company had estimated an effective tax rate of 24 to 27 percent for the full fiscal year. See Note 14 of the Notes to the Consolidated Financial Statements of this Form 10-Q for more information on our income taxes.

NET INCOME (LOSS)

Net loss was $3.1 million for the three months ended December 31, 2017, which represented a decrease of 113.9%, or $25.3 million, from the three months ended December 31, 2016.  The significant decrease was primarily related to the impact of the Tax Act.  One-time effects of the Tax Act increased the Company's income tax expense by approximately $32.9 million, and therefore decreased the Company's net income by the same amount.

INDEX
LIQUIDITY AND CAPITAL RESOURCES

We generated $30.6 million in cash flows from operating activities in the first three months of fiscal 2018, compared to $25.1 million in cash from operating activities in the first three months of fiscal 2017.  Our cash provided by operating activities in the first three months of fiscal 2018 reflected a net loss of $3.1 million, $49.6 million in non-cash items, including $24.6 million related to the deemed repatriation transition tax of the Tax Act, and a $15.9 million net decrease in working capital. The increase in cash flows from operating activities compared to the first three months of fiscal 2017 was primarily due to higher revenue and gross margin, and also reflected the non-cash impacts of the Tax Act, and changes in the timing and amount of accrued expense payments, including payments related to our Short-Term Incentive Program ("STIP"), and a higher accounts receivable balance at December 31, 2017, due to an increase in revenue. We are still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.  Our accruals for incentive compensation under our STIP are higher in fiscal 2018 than in fiscal 2017.  In addition, the STIP payment in the first quarter of fiscal 2018 related to our performance in fiscal 2017 was $14.1 million higher than the STIP payment related to our performance in fiscal 2016, which was paid in the first quarter of fiscal 2017.

 In the first three months of fiscal 2018, cash flows used in investing activities were $52.5 million, representing $48.3 million in purchases of investments designated as available-for-sale securities, net of $1.9 million in sales proceeds, under a managed investment arrangement, and property, plant and equipment additions of $4.2 million. In the first three months of fiscal 2017, cash flows used in investing activities were $4.9 million for purchases of property, plant and equipment.  We continue to expect our total capital expenditures in fiscal 2018 to be within the range of $18.0 million to $22.0 million.

In the first three months of fiscal 2018, cash flows used in financing activities were $6.6 million.  We used $5.1 million to pay dividends and dividend equivalents on our common stock, and $3.3 million to repay long-term debt. We also used $3.1 million to repurchase common stock pursuant to the terms of our 2012 Omnibus Incentive Plan (OIP) for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock and restricted stock units granted under the OIP, and used $1.6 million to repurchase common stock under our share repurchase program. We received $6.5 million from the issuance of common stock related to the exercise of stock options granted under our Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP) and OIP, and for the sale of shares to employees under our ESPP.  The tax benefit of $2.8 million in our first quarter of fiscal 2018 related to exercises of stock options under the EIP and OIP, and vesting of restricted stock and restricted stock units awarded under the OIP is now presented in the operating activities section of the Consolidated Statements of Cash Flows pursuant to the adoption of ASU 2016-09. In the first three months of fiscal 2017, cash flows provided by financing activities were $7.6 million.  We received $12.5 million from the issuance of common stock related to the exercise of stock options granted under the EIP and OIP, and we received $2.5 million in tax benefits related to exercises of stock options under the EIP and OIP, and vesting of restricted stock and restricted stock units awarded under the OIP.  We paid $4.4 million in dividends and dividend equivalents on our common stock.  We also used $1.1 million to repurchase common stock under our share repurchase program and $1.9 million to repurchase common stock pursuant to the terms of our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock and restricted stock units granted under the OIP, which we have continued to present as a financing activity under ASU 2016-09.

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 17,250 shares for $1.6 million during the first three months of fiscal 2018 and we repurchased 18,724 shares for $1.1 million during the first three months of fiscal 2017.  As of December 31, 2017, approximately $120.4 million remained outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market conditions.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  Periodically, we also continue the "10b5-1" stock purchase plan agreements with independent brokers to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

In January 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock.  Pursuant to this announcement, our Board of Directors declared quarterly cash dividends of $0.18 per share, during the second, third, and fourth quarters of fiscal 2016, and during the first quarter of fiscal 2017.  Starting in the second quarter of fiscal 2017, our Board of Directors declared quarterly cash dividends of $0.20 per share in the second, third and fourth quarters of fiscal 2017, the latest of which we paid in January 2018.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

INDEX

We entered into a Credit Agreement in February 2012 and amended this Credit Agreement in June 2014.  The amended Credit Agreement provided us with a $175.0 million Term Loan and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit, swing-line loans, as well as a $100.0 million uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions, to provide additional capacity in the Revolving Credit Facility.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities", and have a maturity date of June 27, 2019.  The Term Loan has periodic scheduled principal repayments; however, we may prepay the loan without penalty.  The Term Loan has $141.1 million outstanding as of December 31, 2017, while the Revolving Credit Facility remains undrawn.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions and according to certain terms: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 through the expiration of the Credit Agreement.  As of December 31, 2017, our consolidated leverage ratio was 0.83 to 1.00 and our consolidated fixed charge coverage ratio was 3.28 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding the Credit Agreement.

As of December 31, 2017, we had $377.2 million of cash and cash equivalents, $225.4 million of which was held in foreign subsidiaries in Japan, the Netherlands, Singapore, South Korea and Taiwan. In addition, we currently have a balance of $48.3 million in securities which are designated as available-for-sale securities. See Part II, Item 1A entitled "Risk Factors" in this Form 10-Q for additional discussion of our foreign operations.

We believe that our current balance of cash, available-for-sale securities, cash generated by our operations, and available borrowing capacity under our Credit Facilities will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities, dividend payments, and share repurchases for at least the next twelve months. In addition, we expect the Tax Act will provide greater flexibility in repatriating cash to the U.S.  However, in pursuit of corporate development initiatives, we may need to raise additional funds in the future through equity or debt financing, or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2017 and September 30, 2017, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

INDEX
TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt	$141.1	$16.4	$124.7	$-	$-
Interest expense and fees on long-term debt	5.3	3.8	1.5	-	-
Purchase obligations	43.1	35.7	5.4	2.0	-
Operating leases	21.9	3.6	5.3	3.8	9.2
Severance agreements	3.0	2.4	0.6	-	-
Other long-term liabilities *	35.0	-	4.3	4.0	26.7
Total contractual obligations	$249.4	$61.9	$141.8	$9.8	$35.9

* We have excluded $0.1 million in deferred tax liabilities from the other long-term liability amounts presented, as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain. We have also excluded $0.4 million in deferred rent as the rent payments are included in the table above under the caption "Operating leases". We also have included $22.5 million for deemed dividend taxes as required by the Tax Act.

We have been operating under a multi-year supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, for the purchase of fumed silica, the current term of which runs through December 31, 2019.  This agreement provides us the option to purchase fumed silica with no minimum purchase requirements as of 2017, for which we have paid a fee of $1.5 million in each of calendar years 2017 and 2018, and for which we will pay in 2019.  The purchase obligation in the table above reflect management's expectation that we will meet our forecasted quantities in calendar 2018 and beyond.  Purchase obligations include an aggregate amount of $9.7 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The $1.5 million payment for calendar 2019 is included in accrued liabilities on our Consolidated Balance Sheets as of December 31, 2017.

Interest payments on long-term debt reflect interest rates in effect at December 31, 2017.  The interest payments reflect variable LIBOR-based rates currently in effect on $70.5 million of our outstanding debt, and fixed interest rates on $70.5 million of outstanding debt for which we have implemented interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  See Note 8 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding our long-term debt.

Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, for additional information regarding our contractual obligations.

INDEX

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, and the New Taiwan dollar.  Approximately 23% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which mitigates the exposure on the Consolidated Statements of Income (Loss).  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheets.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.

Fluctuations of the won, yen, and New Taiwan dollar have not had a material impact on our Consolidated Income Statement for the three months ended December 31, 2017 and 2016; however, fluctuations of the won and yen during such time have had a significant impact on other comprehensive income on our Consolidated Balance Sheets.  During the three months ended December 2017, we recorded $7.1 million in foreign currency translation gains, net of tax, that are included in other comprehensive income.  During fiscal 2017, we recorded $6.7 million in foreign currency translation losses, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

In the fourth quarter of fiscal 2017, we entered into forward foreign exchange contracts in an effort to protect our net investment in a foreign operation against potential adverse changes resulting from foreign currency fluctuation.  This transaction is designated as a net investment hedge and is accounted for under hedge accounting.   In the three months ended December 31, 2017, we recorded $4.4 million in gross currency translation losses related to this hedge, which are included in other comprehensive income noted above.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of December 31, 2017, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At December 31, 2017, we had $141.1 million in debt outstanding on our Term Loan.  In fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment to maintain a fixed rate of interest on half of our outstanding debt.  As of December 31, 2017, the fair value of this cash flow hedge was $0.4 million.  At December 31, 2017, we had $70.5 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At December 31, 2017, we owned two auction rate securities (ARS) with a total estimated fair value $5.0 million and par value of $5.3 million, which were classified as other long-term assets on our Consolidated Balance Sheets.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Note 6 of the Notes to the Consolidated Financial Statements of this Form 10-Q.

INDEX

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

We do not believe there have been any material changes in our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  However, we may update our risk factors, including adding or deleting them, in our SEC filings from time to time for clarification purposes or to include additional information, at management's discretion, even when there have been no material changes.

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our products to fluctuate.  For example, the strengthening of demand conditions in the semiconductor industry we experienced during the second half of fiscal 2016 through fiscal 2017 continued through the first quarter of fiscal 2018, following relatively soft demand conditions during the second half of fiscal 2015 and the first half of fiscal 2016.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters or geopolitical events, we could experience material adverse impacts on our results of operations and financial condition.

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

INDEX

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THESE CUSTOMERS OR BUSINESS FROM THEM

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

During the three months ended December 31, 2017 and 2016, our five largest customers accounted for approximately 56% and 57% of our revenue, respectively.  During the three months ended December 31, 2017, Samsung and Taiwan Semiconductor Manufacturing Company, were our largest customers accounting for approximately 18% and 13%, respectively, of our revenue.  During the three months ended December 31, 2016, Samsung, Taiwan Semiconductor Manufacturing Company (TSMC), and Micron Technology, Inc. were our largest customers accounting for approximately 16%, 14%, and 11%, respectively, of our revenue.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 87% of our revenue was generated by sales to customers outside of the United States for both the three months ended December 31, 2017 and full fiscal year ended September 30, 2017.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the United States with respect to non-U.S. operations of U.S. businesses like ours, geopolitical tensions, fluctuation in exchange rates, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter risks that we may not be able to repatriate earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business, or other factors.

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

We expect to continue to make investments in technologies, assets and companies, either through acquisitions, mergers, investments or alliances, in order to supplement our internal growth and development efforts.  Acquisitions, mergers, and investments, including our acquisition of NexPlanar, which we completed in October 2015, involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; difficulties and risks from unanticipated issues arising subsequent to a transaction related to the other entity; diversion of management's attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets in which we have limited or no direct prior experience and where competitors have stronger positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

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

CERTAIN CRITICAL INFORMATION SYSTEMS COULD BE SUSCEPTIBLE TO CYBERSECURITY AND OTHER THREATS

We maintain and rely upon certain critical information systems for the effective operation of our business.  These information systems include, but are not limited to, telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and email.  These information systems may be owned and maintained by us, our outsourced providers, or third parties such as vendors, contractors, and Cloud providers.  All of these information systems are subject to disruption, breach or failure from various sources including, but not limited to, attacks, degradation, and failures resulting from potential sources, including viruses, malware, denial of service, destructive or inadequate code, power failures, and physical damage.  Confidential and/or sensitive information stored on these information systems, or transmitted to or from Cloud storage, could be intentionally or unintentionally compromised, lost, and/or stolen.  While we have implemented security procedures and virus protection software, intrusion prevention systems, access control, and emergency recovery processes to mitigate risks like these with respect to information systems that are under our control, they are not fail-safe and may be subject to breaches.  Further, we cannot assure that third parties upon whom we rely for various IT services will maintain sufficient vigilance and controls over their systems.  Our inability to use or access these information systems at critical points in time, or unauthorized releases of proprietary or confidential information, could unfavorably impact the timely and efficient operation of our business, including our results of operations, and our reputation.

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

ANTI-TAKEOVER PROVISIONS UNDER OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DISCOURAGE THIRD PARTIES FROM MAKING AN UNSOLICITED BID FOR OUR COMPANY

Our certificate of incorporation and bylaws, and various provisions of the Delaware General Corporation Law may make it more difficult or expensive to effect a change in control of our Company.  For instance, our amended and restated certificate of incorporation provides for the division of our Board of Directors into three classes as nearly equal in size as possible with staggered three-year terms.

We have adopted change in control arrangements covering our executive officers and other key employees.  These arrangements provide for a cash severance payment, continued medical benefits and other ancillary payments and benefits upon termination of service of a covered employee's employment following a change in control, which may make it more expensive to acquire our Company.

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2017	5,975	$84.98	5,975	$121,485
Nov. 1 through Nov. 30, 2017	6,106	$98.18	5,775	$120,918
Dec. 1 through Dec. 31, 2017	39,313	$92.66	5,500	$120,401
Total	51,394	$92.42	17,250	$120,401

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  Under this program, we repurchased 17,250 shares for $1.6 million during the first quarter of fiscal 2018.  As of December 31, 2017, $120.4 million remained outstanding under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INDEX

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.71	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Award Agreement (employees (including executive officers))*

10.72	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (employees (including executive officers))*

10.73	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Performance Share Unit Award Agreement (employees (including executive officers))*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract, or compensatory plan or agreement.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: February 7, 2018	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 7, 2018	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]