Form 10-Q
period 2018-03-31
CABOT MICROELECTRONICS CORP
filed 2018-05-07
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2018
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

As of April 30, 2018, the Company had 25,682,590 shares of Common Stock, par value $0.001 per share, outstanding.

INDEX
CABOT MICROELECTRONICS CORPORATION

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenue	$142,978	$119,184	$282,957	$242,438

Cost of goods sold	67,933	59,153	133,898	120,902

Gross profit	75,045	60,031	149,059	121,536

Operating expenses:
Research, development and technical	13,368	14,090	25,519	27,486
Selling and marketing	6,790	7,268	12,626	14,820
General and administrative	17,799	14,699	36,714	27,195
Total operating expenses	37,957	36,057	74,859	69,501

Operating income	37,088	23,974	74,200	52,035

Interest expense	1,158	1,135	2,290	2,285

Other income, net	1,062	234	1,734	1,230
Income before income taxes	36,992	23,073	73,644	50,980

Provision for income taxes	7,255	4,793	46,990	10,469

Net income	$29,737	$18,280	$26,654	$40,511

Basic earnings per share	$1.16	$0.73	$1.05	$1.63

Weighted average basic shares outstanding	25,593	25,031	25,474	24,798

Diluted earnings per share	$1.14	$0.71	$1.02	$1.60

Weighted average diluted shares outstanding	26,161	25,526	26,076	25,304

Dividends per share	$0.40	$0.20	$0.60	$0.38

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Net income	$29,737	$18,280	$26,654	$40,511

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,961	13,883	11,105	(3,691)
Unrealized gain on available-for-sale securities	46	-	-	-
Net unrealized gain (loss) on cash flow hedges	(52)	152	147	818

Other comprehensive income (loss), net of tax	3,955	14,035	11,252	(2,873)

Comprehensive income	$33,692	$32,315	$37,906	$37,638

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$461,434	$397,890
Accounts receivable, less allowance for doubtful accounts of $1,817 at March 31, 2018, and $1,747 at September 30, 2017	70,086	64,793
Inventories	76,813	71,873
Prepaid expenses and other current assets	22,853	16,426
Total current assets	631,186	550,982

Property, plant and equipment, net	109,292	106,361
Goodwill	102,915	101,932
Other intangible assets, net	38,761	42,710
Deferred income taxes	6,293	21,598
Other long-term assets	10,526	10,517
Total assets	$898,973	$834,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,216	$17,624
Current portion of long-term debt	13,125	10,938
Accrued expenses, income taxes payable and other current liabilities	62,492	62,651
Total current liabilities	93,833	91,213

Long-term debt, net of current portion, less prepaid debt issuance cost of $315 at March 31, 2018, and $441 at September 30, 2017	124,373	132,997
Deferred income taxes	65	63
Other long-term liabilities	45,191	14,790
Total liabilities	263,462	239,063

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 35,747,299 shares at March 31, 2018, and 35,230,742 shares at September 30, 2017	36	35
Capital in excess of par value of common stock	609,104	580,938
Retained earnings	408,992	397,881
Accumulated other comprehensive income	15,201	3,949
Treasury stock at cost, 10,051,422 shares at March 31, 2018, and 9,948,190 shares at September 30, 2017	(397,822)	(387,766)
Total stockholders' equity	635,511	595,037

Total liabilities and stockholders' equity	$898,973	$834,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$26,654	$40,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,123	13,214
Provision for doubtful accounts	5	(38)
Share-based compensation expense	10,082	6,465
Deemed repatriation transition tax	24,641	-
Deferred income tax expense	15,291	1,570
Tax benefit from share-based compensation plans	(6,021)	-
Non-cash foreign exchange (gain)	(11)	(174)
Loss (gain) on disposal of property, plant and equipment	18	(64)
Realized loss on the sale of available-for-sale securities	118	-
(Gain) on sale of assets	(956)	-
Other	2,140	207
Changes in operating assets and liabilities:
Accounts receivable	(4,370)	1,449
Inventories	(3,771)	723
Prepaid expenses and other assets	(5,503)	(2,310)
Accounts payable	(407)	(4,418)
Accrued expenses, income taxes payable and other liabilities	(3,899)	774
Net cash provided by operating activities	67,134	57,909

Cash flows from investing activities:
Additions to property, plant and equipment	(8,804)	(11,677)
Proceeds from the sale of property, plant and equipment	-	90
Proceeds from the sale of assets	2,999	-
Purchases of available-for-sale securities	(50,673)	-
Proceeds from the sale and maturities of available-for-sale securities	50,548	-
Net cash used in investing activities	(5,930)	(11,587)

Cash flows from financing activities:
Repayment of long-term debt	(6,563)	(4,375)
Repurchases of common stock	(9,937)	(4,451)
Proceeds from issuance of stock	18,089	24,802
Dividends paid	(10,228)	(8,926)
Tax benefits associated with share-based compensation expense	-	5,164
Net cash provided by (used in) financing activities	(8,639)	12,214

Effect of exchange rate changes on cash	10,979	(2,332)
Increase in cash and cash equivalents	63,544	56,204
Cash and cash equivalents at beginning of period	397,890	287,479
Cash and cash equivalents at end of period	$461,434	$343,683

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,068	$2,496

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

The unaudited Consolidated Financial Statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics' financial position as of March 31, 2018, cash flows for the six months ended March 31, 2018 and March 31, 2017, and results of operations for the three and six months ended March 31, 2018 and March 31, 2017.  The Consolidated Balance Sheets as of September 30, 2017 were derived from audited financial statements.  The results of operations for the three and six months ended March 31, 2018 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2018.  This Report on Form 10-Q does not contain all of the footnote disclosures from the annual financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

The Consolidated Financial Statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of March 31, 2018.

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

The results of operations for the quarter ended December 31, 2017 and six months ended March 31, 2018 include a correction to prior period amounts, which we determined to be immaterial to the prior periods to which they relate and are expected to be immaterial to our fiscal 2018 results.  The adjustments, relating primarily to accumulated earnings taxes of a foreign operation, increased the income tax expense for the first quarter of fiscal 2018 by $2,071.  Separately, in Note 14 of this Report on Form 10-Q, we discuss the effects of the Tax Cuts and Jobs Act ("Tax Act") on our financial statements.

2. AVAILABLE-FOR-SALE SECURITIES

During the first quarter of fiscal 2018, the Company entered into a managed investment arrangement with a third party to invest in fixed income securities.  These assets were classified as available-for-sale securities and were recorded at fair value.  The balance of these securities as of December 31, 2017 was $48,272.  Subsequent to the enactment of the Tax Act in the United States, the Company sold all of its non-U.S. available-for-sale securities prior to repatriating the funds to the U.S.  The Company recognized a loss of $118 associated with the sale of these investments in the second quarter of fiscal 2018.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at March 31, 2018 and September 30, 2017.  See Note 8 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

March 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$461,434	$-	$-	$461,434
Other long-term investments	1,071	-	-	1,071
Derivative financial instruments	-	517	-	517
Total assets	$462,505	$517	$-	$463,022

Liabilities:
Derivative financial instruments	-	9,102	-	9,102
Total liabilities	$-	$9,102	$-	$9,102

September 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$397,890	$-	$-	$397,890
Other long-term investments	929	-	-	929
Derivative financial instruments	-	263	-	263
Total assets	$398,819	$263	$-	$399,082

Liabilities:
Derivative financial instruments	-	1,881	-	1,881
Total liabilities	$-	$1,881	$-	$1,881

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  We are invested exclusively in AAA-rated, prime institutional money market funds, comprised of high quality, fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.   Consequently, the Company owns the assets and the related offsetting liability for disbursement until a participant makes a qualifying withdrawal.  The long-term investment was adjusted to $1,071 in the second quarter of fiscal 2018 to reflect its fair value as of March 31, 2018.

INDEX

Our derivative financial instruments include forward foreign exchange contracts and interest rate swaps.  In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  In the fourth quarter of fiscal 2017, we entered into forward foreign exchange contracts in an effort to protect our net investment in a foreign operation against potential adverse changes resulting from foreign currency fluctuation. The fair value of our derivative instruments is estimated using standard valuation models and market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves for interest rate swaps, and forward rates and/or the Overnight Index Swap (OIS) curve for forward foreign exchange contracts, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  See Note 9 of this Report on Form 10-Q for more information on our use of derivative financial instruments.

4. INVENTORIES

Inventories consisted of the following:

	March 31, 2018	September 30, 2017

Raw materials	$40,401	$36,415
Work in process	7,242	7,365
Finished goods	29,170	28,093
Total	$76,813	$71,873

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $102,915 as of March 31, 2018, and $101,932 as of September 30, 2017.  The increase in goodwill was due to $1,678 in foreign exchange fluctuations of the New Taiwan dollar, partially offset by a $695 decrease related to the sale of certain ESF assets.  As a result of this sale of assets in March 2018, we received net proceeds of $3,249, of which $250 is held in escrow, and recorded a preliminary gain of $956 in other income in the Consolidated Statements of Income.

The components of other intangible assets are as follows:

	March 31, 2018		September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$46,422	$20,284	$42,287	$17,604
Acquired patents and licenses	8,270	8,247	8,270	8,241
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	28,591	17,161	28,229	15,421

Total other intangible assets subject to amortization	85,833	48,242	81,336	43,816

Other intangible assets not subject to amortization:
In-process technology	-		4,000
Other indefinite-lived intangibles*	1,170		1,190
Total other intangible assets not subject to amortization	1,170		5,190

Total other intangible assets	$87,003	$48,242	$86,526	$43,816

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.

During the first quarter of fiscal 2018, development of our in-process technology was completed, and we reclassified $4,000 to product technology under other intangible assets subject to amortization.

INDEX

Amortization expense on our intangible assets was $1,963 and $3,936 for the three and six months ended March 31, 2018, respectively, and was $1,926 and $3,925 for the three and six months ended March 31, 2017, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2018	$3,558
2019	7,119
2020	7,115
2021	7,108
2022	7,108

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

We completed our annual impairment test during our fourth quarter of fiscal 2017 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended March 31, 2018, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no impairment charges recorded on the goodwill for any of our reporting units.

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	March 31, 2018	September 30, 2017

Auction rate securities (ARS)	$5,319	$5,319
Long-term contract assets	2,071	2,115
Other long-term assets	2,065	2,154
Other long-term investments	1,071	929
Total	$10,526	$10,517

Our ARS investments at March 31, 2018 consisted of two tax exempt municipal debt securities with a total par value of $5,319, both of which have maturities greater than ten years.  The fair value of our ARS, determined using Level 2 fair value inputs, was $5,041 as of March 31, 2018. We have classified our ARS as held-to-maturity securities based on our intention and ability to hold the securities until maturity. We believe the gross unrecognized loss of $278 is due to the illiquidity in the ARS market, rather than to credit loss.  Although we believe these securities will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the securities in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.

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

INDEX

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs, related to our Revolving Credit Facility, as well as miscellaneous deposits and prepayments on contracts extending beyond the next 12 months.  As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $1,071 representing the fair value of our SERP investments as of March 31, 2018.

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31, 2018	September 30, 2017

Accrued compensation	$23,495	$35,332
Income taxes payable	13,062	9,717
Dividends payable	10,621	5,314
Goods and services received, not yet invoiced	3,570	2,172
Deferred revenue and customer advances	2,282	1,559
Warranty accrual	232	247
Taxes, other than income taxes	2,079	1,688
Current portion of long-term contract liability	1,500	1,500
Other accrued expenses	5,651	5,122
Total	$62,492	$62,651

8. DEBT

On February 13, 2012, we entered into a credit agreement (the "Credit Agreement") among the Company, as Borrower, Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, Bank of America, Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and Wells Fargo Bank, N.A. as documentation agent. The Credit Agreement provided us with a $175,000 term loan (the "Term Loan"), which we drew on February 27, 2012 to fund approximately half of the special cash dividend we paid to our stockholders on March 1, 2012, and a $100,000 revolving credit facility (the "Revolving Credit Facility"), which has never been drawn, with sub-limits for multicurrency borrowings, letters of credit and swing-line loans.  The Term Loan and the Revolving Credit Facility are referred to as the "Credit Facilities."  On June 27, 2014, we entered into an amendment (the "Amendment") to the Credit Agreement, which (i) increased term loan commitments by $17,500, from $157,500 to $175,000, the same level as the original amount under the Credit Agreement at its inception in 2012; (ii) increased the uncommitted accordion feature on the Revolving Credit Facility from $75,000 to $100,000; (iii) extended the expiration date of the Credit Facilities from February 13, 2017 to June 27, 2019; (iv) relaxed the consolidated leverage ratio financial covenant; and (v) revised certain pricing terms and other terms within the Credit Agreement. On June 27, 2014, we drew the $17,500 of increased term loan commitments, bringing the total outstanding commitments under the Term Loan to $175,000.  The Term Loan was subsequently paid off in April 2018.  See Note 18 of this Report on Form 10-Q for more information.

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

INDEX

 As of March 31, 2018 and September 30, 2017, unamortized debt issuance costs related to our Term Loan that are presented as a reduction of long-term debt were $315 and $441, respectively.  Unamortized debt issuance costs related to our Revolving Credit Facility were not material.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for the period January 1, 2016 through the expiration of the Credit Agreement.  As of March 31, 2018, our consolidated leverage ratio was 0.78 to 1.00 and our consolidated fixed charge coverage ratio was 3.40 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

At March 31, 2018, the fair value of the Term Loan, using Level 2 inputs, approximated its carrying value of $137,813 as the loan bears a floating market rate of interest.  As of March 31, 2018, $13,125 of the debt outstanding is classified as short-term.

Principal repayments of the Term Loan are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of March 31, 2018, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2018	$4,375
2019	133,438
Total	$137,813

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

Cash Flow Hedges – Interest Rate Swap Agreements

In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment of debt. The notional value of the swaps was $68,906 as of March 31, 2018, and the swaps are scheduled to expire on June 27, 2019.

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

The interest rate swap agreements were subsequently terminated in April 2018 in conjunction with the payoff of the Term Loan.  See Note 18 of this Report on Form 10-Q for more information.

INDEX

Foreign Currency Contracts Not Designated as Hedges

Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of March 31, 2018 and September 30, 2017, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for foreign currencies were $6,980 and $8,176, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for foreign currencies were $22,095 and $24,295, respectively.

Net Investment Hedge - Foreign Exchange Contracts

In September 2017, we entered into two forward foreign exchange contracts in an effort to protect the net investment of our South Korean subsidiary against potential adverse changes resulting from currency fluctuations in the Korean won. We entered into forward contracts to sell Korean won and buy U.S. dollars, settling in September 2022. We have designated these forward contracts as an effective net investment hedge. The total notional amount under the contracts is 100 billion Korean won. For the quarter ended March 31, 2018, the change in the fair value of the forward contracts in the net investment hedge relationship of $2,966 was recorded in foreign currency translation adjustments within Consolidated Statements of Comprehensive Income.

Amounts recognized in the Consolidated Statements of Comprehensive Income for our net investment hedge during the six months ended March 31, 2018 were as follows:

Balance at September 30, 2017	$920
Loss on net investment hedge	7,338
Tax benefit	(1,549)
Balance at March 31, 2018	$6,709

In April 2018, we terminated the net investment hedge contracts.  See Note 18 of this Report on Form 10-Q for more information.

The fair value of our derivative instruments included in the Consolidated Balance Sheets, which was determined using Level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	March 31, 2018	September 30, 2017	March 31, 2018	September 30, 2017
Derivatives designated as hedging instruments
Interest rate swap contracts	Prepaid expenses and other current assets	$411	$-	$-	$-
	Other long-term assets	$84	$117	$-	$-
	Accrued expenses, income taxes payable and other current liabilities	$-	$-	$211	$31

Foreign exchange contracts designated as net investment hedge	Other long-term liabilities	$-	$-	$8,780	$1,442

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$22	$146	$-	$-
	Accrued expenses, income taxes payable and other current liabilities	$-	$-	$111	$408

INDEX

The following table summarizes the effect of our derivative instruments on our Consolidated Statements of Income for the three and six months ended March 31, 2018 and 2017:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Six Months Ended
	Statement of Income Location	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income, net	$887	$320	$78	$(1,474)

The interest rate swap agreements have been deemed to be effective since inception, so there has been no impact on our Consolidated Statements of Income. We recorded a $52 unrealized loss and a $148 unrealized gain, net of tax, in accumulated comprehensive income during the three and six months ended March 31, 2018, respectively, for these interest rate swaps.  As of March 31, 2018, during the next 12 months, we expect approximately $413 to be reclassified from accumulated other comprehensive income into interest expense related to our interest rate swaps based on projected rates of the LIBOR forward curve as of March 31, 2018.

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

PURCHASE OBLIGATIONS

Purchase obligations include take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, the current term of which runs through December 2019.  This agreement provides us the option to purchase fumed silica, with no minimum purchase requirements as of 2017, for which we have paid a fee of $1,500 in each of calendar years 2017 and 2018, and will pay in 2019.  The $1,500 payment due in 2019 is included in accrued expenses on our Consolidated Balance Sheets.  As of March 31, 2018, purchase obligations include $5,884 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

INDEX

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below summarizes the components of accumulated other comprehensive income (AOCI), net of tax provision/(benefit), as of March 31, 2018 and 2017:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2017	$5,239	$46	$(1,336)	$3,949
Foreign currency translation adjustment, net of tax of $(1,384)	11,105	-	-	11,105
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $57	-	165	-	165
Reclassification adjustment into earnings, net of tax of $(6)	-	(18)	-	(18)
Balance at March 31, 2018	$16,344	$193	$(1,336)	$15,201

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2016	$11,985	$(817)	$(1,612)	$9,556
Foreign currency translation adjustment, net of tax of $(1,732)	(3,691)	-	-	(3,691)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $576	-	1,026	-	1,026
Reclassification adjustment into earnings, net of tax of $(117)	-	(208)	-	(208)
Balance at March 31, 2017	$8,294	$1	$(1,612)	$6,683

The before tax amounts reclassified from AOCI to net income during the six months ended March 31, 2018 and 2017, related to our cash flow hedges, were recorded as interest expense on our Consolidated Statements of Income.  For the six months ended March 31, 2018, we recorded $11,105 in currency translation gains, net of tax, primarily due to exchange rate fluctuations in the Japanese yen and Korean won versus the U.S. dollar, that are included in other comprehensive income, including a net loss of $5,789 related to our net investment hedge.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

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

INDEX

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

In the first quarter of fiscal 2018, we adopted ASU No. 2016-09, "Improvements to Employee Share Based Payment Accounting" (Topic 718) (ASU 2016-09) prospectively. The provisions of this standard relate to aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits on the Consolidated Statements of Cash Flows and earnings per share calculations.  Upon adoption, we recorded a tax benefit of $2,806 in our Consolidated Statements of Income. The net loss, including the impact of the tax benefits, was used to calculate our basic loss per share under the new guidance.  In addition, we have elected to continue to estimate forfeitures under ASC 718 pursuant to the adoption of ASU 2016-09.

INDEX

Share-based compensation expense for the three and six months ended March 31, 2018 and 2017, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Cost of goods sold	$567	$552	$1,354	$1,093
Research, development and technical	516	459	1,046	878
Selling and marketing	329	347	671	686
General and administrative	2,872	2,194	7,011	3,808
Total share-based compensation expense	4,284	3,552	10,082	6,465
Tax benefit	(1,022)	(1,220)	(2,249)	(2,167)
Total share-based compensation expense, net of tax	$3,262	$2,332	$7,833	$4,298

For additional information regarding the estimation of fair value, refer to Note 13 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

13.	OTHER INCOME, NET

Other income, net, consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Interest income	$1,156	$516	$2,107	$937
Other income (expense)	(94)	(282)	(373)	293
Total other income, net	$1,062	$234	$1,734	$1,230

14. INCOME TAXES

Our effective tax rate was 19.6% and 63.8% for the three and six months ended March 31, 2018, respectively, compared to a 20.8% and 20.5% effective income tax rate for the three and six months ended March 31, 2017.  The significant increase in our effective tax rate for the six months ended March 31, 2018 compared to the prior year is primarily driven by discrete adjustments related to recently enacted Tax Act in the United States.  Other factors that impacted the Company's effective tax rate for the three and six months ended March 31, 2018 were primarily related to benefits in excess of compensation cost from share based compensation recorded in the income statement (as opposed to equity prior to October 2017) and the absence of benefits of a tax holiday in South Korea, which expired as of October 2017.  The Company currently expects its effective tax rate for the remainder quarters to be within the range of 21% to 24%. Previously, before the impact of the Tax Act, the Company had estimated an effective tax rate of 24% to 27% for the full fiscal year.

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

In connection with our initial analysis of the impact of the Tax Act, we recorded provisional discrete tax expense of $32,880 in the quarter ended December 31, 2017.  In the quarter ended March 31, 2018, we recorded an additional $212 for a change in estimated withholding taxes and the re-measurement of U.S. deferred tax assets and liabilities.  For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act, but we have recorded the following provisional estimates.

Deemed Repatriation Transition Tax:  The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries.  To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. withholding taxes on such earnings.  We were able to make a reasonable estimate, and recorded $24,641 of provisional estimate of Transition Tax, which included U.S. federal and state tax implications, for the six months ended March 31, 2018. Of this estimate, $22,450 was included in the other long-term liabilities as of March 31, 2018.  In addition, we also recorded a provisional estimate of $6,683 for non-U.S. withholding taxes to be incurred on actual future distributions of foreign earnings.  We are monitoring U.S. federal and state legislative developments for further interpretative guidance and intend to continue to gather additional information to refine provisional estimates during the measurement period provided under SAB 118.  Previously, the Company maintained an assertion to permanently reinvest, with certain insignificant exceptions, the earnings of its non-U.S. subsidiaries outside of the U.S., and therefore, did not record U.S. deferred income taxes or foreign withholding taxes for these earnings.  In light of the Tax Act and the associated transition to a territorial tax system, in the quarter ended March 31, 2018, the Company decided it will repatriate foreign earnings it expects to generate in the remainder of fiscal 2018, and consequently recorded deferred tax liabilities associated with withholding taxes on such planned distributions.

Reduction of U.S. Federal Corporate Tax Rate:  The Company re-measured its U.S. deferred tax assets and liabilities and recorded a discrete non-cash tax expense of $1,767 based on the rates at which the deferred tax assets and liabilities are expected to reverse in the future.  We are still analyzing certain aspects of the Tax Act and the actual impact of the reduction in the U.S. federal corporate tax rate may be affected by the timing of the reversal of such balances.

The Company is also analyzing other provisions of the Tax Act to determine their impact on the Company's effective tax rate in fiscal year 2018 or in the future, including the following:

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

INDEX

The Company previously operated under a tax holiday in South Korea in fiscal years 2013 through 2017 in conjunction with our investment in research, development and manufacturing facilities there, but are no longer under such as of fiscal 2018.  This arrangement allowed for a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017, following a 0% tax rate in fiscal years 2013, 2014 and 2015.  This tax holiday reduced our income tax provision by approximately $1,915 and increased our diluted earnings per share by approximately $0.08 during the six months ended March 31, 2017.

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

Pursuant to the adoption of ASU 2016-09 in the first quarter of fiscal 2018, the tax benefits associated with share-based compensation plans were recorded as a tax benefit in our Consolidated Statements of Income.  The number of shares that would be repurchased with the proceeds from the tax benefits was excluded from the diluted weighted average shares outstanding using treasury stock method under the new guidance.

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Numerator:
Net Income	$29,737	$18,280	$26,654	40,511
Less: income attributable to participating securities	(30)	(48)	(34)	(146)
Earnings available to common shares	$29,707	$18,232	$26,620	40,365

Denominator:
Weighted average common shares	25,592,508	25,030,367	25,473,757	24,798,122
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	568,678	496,090	601,925	505,834
Diluted weighted average common shares	26,161,186	25,526,457	26,075,682	25,303,956
(Denominator for diluted calculation)

Earnings per share:

Basic	$1.16	$0.73	$1.05	1.63

Diluted	$1.14	$0.71	$1.02	1.60

Approximately 0.1 million shares for both the three and six months ended March 31, 2018 and 0.4 million shares for both the three and six months ended March 31, 2017, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share.

INDEX

16. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 "Segment Reporting" – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and six months ended March 31, 2018 and 2017, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue:	2018	2017	2018	2017
Tungsten slurries	$60,428	$51,835	$123,305	$107,136
Dielectric slurries	34,529	27,843	66,261	57,125
Polishing pads	21,016	17,139	39,895	33,348
Other metals slurries	16,884	14,670	33,352	30,450
ESF and other	10,121	7,697	20,144	14,379
Total revenue	$142,978	$119,184	$282,957	$242,438

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

In October 2016, the FASB issued ASU No. 2016-17 "Interest Held through Related Parties That Are under Common Control" (Topic 810). The provisions of this standard provide further guidance related to ASU 2015-02, and provide guidance on consolidation in relation to VIEs and related parties.  We adopted ASU 2016-17 effective October 1, 2017, and this pronouncement had no material effect on our financial statements as we currently have no interest in any entities that may be considered VIE.

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

In February 2018, the FASB issued ASU No. 2018-02 "Income Statement – Reporting Comprehensive Income (Topic 220)".  The amendments in this standard allow a company to reclassify the stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 will be effective for us beginning October 1, 2019, but early adoption is permitted. We are currently evaluating the impact of implementation of this standard on our financial statements.

18. SUBSEQUENT EVENTS

 The enactment of the Tax Act in the United States in December 2017 facilitated the Company's intention to repatriate a substantial amount of its non-U.S. cash and available-for-sale securities, and utilize a portion of this cash to payoff its existing Term Loan.  In accordance with this, in April 2018, the Company paid off the remaining outstanding Term Loan principal balance of $137,813 pursuant to the Credit Agreement.  There was no penalty upon the Company's prepayment of the Term Loan.  As a result of this early extinguishment of the Term Loan, we will expense the remaining immaterial amount of unamortized debt issuance cost in the quarter ending June 30, 2018.  In conjunction with the payoff the term loan, we terminated the related interest rate swaps, and the immaterial gain will be reclassified from accumulated other comprehensive income into other income in the Consolidated Statements of Income.

In addition, in anticipation of the cash repatriation described above, the Company terminated its foreign exchange contracts in April 2018, which were used to protect the net investment of our South Korean subsidiary against potential adverse changes resulting from currency fluctuations in the Korean Won.  Due to the continued appreciation of the Korean Won, we will recognize an additional loss of $690, net of tax, on our net investment hedge in the quarter ending June 30, 2018, which will be recorded in foreign currency translation adjustments within the Consolidated Statements of Comprehensive Income.

INDEX

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Report on Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; growth or contraction of, and trends in, the industry and markets in which the Company participates; the Company's management; various economic or political factors and international or national events, including related to the enactment of trade sanctions, tariffs, or other similar matters; regulatory or legislative activity, including the enactment of the Tax Cuts and Jobs Act ("Tax Act") in December 2017 in the United States; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; new product introductions; development of new products, technologies and markets; the Company's supply chain; the financial conditions of the Company's customers; natural disasters; the acquisition of, investment in, or collaboration with other entities; uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors; financing facilities and related debt, payoff or payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the Company's current or future tax rate, including the effects of the Tax Act in the U.S.; and the operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  These forward-looking statements involve a number of risks, uncertainties, and other factors, that could cause actual results to differ materially from those described by these forward-looking statements.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, including the Consolidated Financial Statements and related notes thereto.

 SECOND QUARTER OF FISCAL 2018 OVERVIEW

 In our second quarter of fiscal 2018, we experienced continued strong demand for our products, particularly for memory applications.  This was driven in part by our memory customers' migration from 2D to 3D NAND.  Additionally, continued capacity expansions in 3D NAND are underway, primarily in Korea and China, which should also continue to provide growth opportunities for us in the future. In the advanced logic and foundry segments, we believe that new applications in mobile, artificial intelligence (or AI), and blockchain will continue to drive demand for advanced logic semiconductors going forward. In addition, the legacy logic and foundry area of the industry continues to benefit from growth in automotive, internet of things, and industrial automation applications and connectivity requirements, which in turn could drive increasing demand for our products. We believe we remain well positioned to benefit from these long-term demand trends. However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" in this Report on Form 10-Q.

The enactment of the Tax Act in the United States in December 2017 facilitated the Company's repatriation of a substantial amount of its non-U.S. cash and available-for-sale securities during the second quarter of fiscal 2018 and following the end of the quarter in early April.  In April 2018, the Company paid off its existing Term Loan utilizing a portion of this repatriated cash.

Revenue for our second quarter of fiscal 2018 was $143.0 million, which represented an increase of 20.0% from the second quarter of fiscal 2017, with revenue in dielectrics slurries and polishing pads product areas increasing 24.0% and 22.6% from the same quarter last year, respectively.  Revenue from tungsten slurries increased 16.6% from the same quarter last year.  Revenue for the first six month of fiscal 2018 was $283.0 million, which represented an increase of 16.7% from the comparable period of fiscal 2017.

INDEX

Gross profit for the second quarter of fiscal 2018 expressed as a percentage of revenue was 52.5%, compared to 50.4% for our second quarter of fiscal 2017, including 90 and 100-basis point of adverse impact of NexPlanar amortization expense, comparatively.  Factors affecting our gross profit for the quarter compared to last year included higher sales volume and a higher-valued product mix, partially offset by higher fixed manufacturing costs, including higher incentive compensation expense.  Gross profit for the first six months of fiscal 2018 was 52.7% of revenue, compared to 50.1% during the same period last year, which includes 90 and 100-basis points of adverse impact of NexPlanar amortization expense, comparatively.  We currently expect our gross profit margin for the full fiscal year 2018 to be between 51% and 53%, an increase from our prior full year guidance range of 50% to 52%. This includes approximately 100 basis points of NexPlanar amortization expense. We may continue to experience fluctuations in our gross profit due to a number of factors, including changes in our product mix and the extent to which we utilize our manufacturing capacity, which may cause our quarterly gross profit to be above or below this annual guidance range.

Operating expenses were $38.0 million in our second quarter of fiscal 2018 compared to $36.1 million in the second quarter of fiscal 2017, both periods of which included $0.5 million in NexPlanar amortization expense.  The increase in operating expenses from the comparable quarter of fiscal 2017 was primarily due to higher incentive compensation and annual merit increases.  Operating expenses were $74.9 million in the first six months of fiscal 2018 compared to $69.5 million during the same period of fiscal 2017, both periods of which included $1.0 million in NexPlanar amortization expense.  We currently expect operating expenses for full fiscal year 2018 to be between $148.0 million and $153.0 million, an increase from our prior full year guidance range of $145.0 million to $150.0 million.  This includes approximately $1.9 million of NexPlanar amortization expense. We may continue to experience fluctuations in our operating expenses due to a number of factors, including changes in staffing-related expenses, including Short-Term Incentive Program ("STIP") costs, which may cause our operating expenses for the full fiscal year 2018 to be above or below this guidance range.

The Company reported diluted earnings per share of $1.14 in the second quarter of fiscal 2018, compared to diluted earnings per share of $0.71 in the same quarter last year. The increase was primarily due to higher revenue and a higher gross profit margin, partially offset by higher operating expenses. Diluted earnings per share were $1.02 for the first six months of fiscal 2018, compared to $1.60 during the same period last year.  The year-over-year decrease was primarily due to the impact of the enactment of the Tax Act in December 2017, which reduced diluted earnings per share by $1.27.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  There have been no material changes in our critical accounting estimates during the first six months of fiscal 2018. See Note 17 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for a discussion of new accounting pronouncements.

INDEX

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018, VERSUS THREE MONTHS ENDED MARCH 31, 2017

REVENUE

Revenue was $143.0 million for the three months ended March 31, 2018, which represented a 20.0%, or $23.8 million, increase from the three months ended March 31, 2017.  The increase in revenue was primarily driven by a $14.3 million increase due to higher sales volume, a $8.3 million increase due to product mix, and a $2.4 million increase due to foreign exchange fluctuations, partially offset by a $1.3 million decrease due to price changes.  The increase in sales volume was consistent with continued overall strong demand conditions in the global semiconductor industry.  Revenue from our tungsten slurries, dielectrics slurries and polishing pads increased 16.6%, 24.0% and 22.6%, respectively, from the comparable period of fiscal 2017.

COST OF GOODS SOLD

Total cost of goods sold was $68.0 million for the three months ended March 31, 2018, which represented an increase of 14.8%, or $8.8 million, from the three months ended March 31, 2017.  The increase in cost of goods sold was primarily driven by a $3.4 million increase due to higher sales volume, a $2.3 million increase in fixed manufacturing costs, including higher incentive compensation expense, a $1.5 million increase due to foreign exchange fluctuations, and a $0.9 million increase in other variable manufacturing costs, including material costs. Fixed manufacturing costs included $1.3 million of NexPlanar amortization expense compared to $1.2 million in same period of fiscal 2017.

GROSS PROFIT

Our gross profit as a percentage of revenue was 52.5% for the three months ended March 31, 2018, compared to 50.4% for the three months ended March 31, 2017.  The increase in gross profit as a percentage of revenue was primarily due to higher sales volume, a higher-valued product mix and lower variable production costs, partially offset by higher fixed manufacturing costs, including costs associated with incentive compensation expense.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $13.4 million for the three months ended March 31, 2018, which represented a decrease of 5.1%, or $0.7 million, from the three months ended March 31, 2017.  The decrease was primarily due to lower materials and supplies used in research and development of $0.5 million, lower professional expenses of $0.3 million, and lower depreciation and amortization expense of $0.2 million, partially offset by higher wafers costs of $0.3 million.

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

SELLING AND MARKETING

Selling and marketing expenses were $6.8 million for the three months ended March 31, 2018, which represented a decrease of 6.6%, or $0.5 million, from the three months ended March 31, 2017.  The decrease was primarily due to lower staffing-related costs of $0.3 million.

INDEX

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $17.8 million for the three months ended March 31, 2018, which represented an increase of 21.1%, or $3.1 million, from the three months ended March 31, 2017. The increase was primarily due to higher staffing-related expenses of $1.5 million, including STIP costs, higher long-term incentive compensation expenses of $0.7 million, and higher information technology expenses of $0.6 million.

INTEREST EXPENSE

Interest expense was $1.2 million for the three months ended March 31, 2018, and was comparable to $1.1 million for the three months ended March 31, 2017.  As of March 31, 2018, the interest rate on 50% of our outstanding debt continues to be fixed through interest rate swaps, while we maintain a variable interest rate on the rest of our outstanding debt. This Term Loan was subsequently paid off in April 2018.  See Note 18 of this Report on Form 10-Q for more information.

OTHER INCOME, NET

Other income was $1.1 million for the three months ended March 31, 2018, which represented an increase of 353.8%, or $0.8 million, from the three months ended March 31, 2017. The increase was primarily due to $1.0 million gain on the sale of certain ESF assets in the second quarter of fiscal 2018 and higher interest income of $0.6 million resulting from higher investment balances and higher average interest rates, partially offset by higher foreign exchange loss of $0.4 million in the three months ended March 31, 2018 compared to the same period of fiscal 2017.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the second quarter of fiscal 2018 was 19.6 percent, compared to 20.8 percent in the same quarter last year. The decrease is primarily driven by the decrease in our U.S. corporate income tax rate as a result of the Tax Act, and benefit from stock option exercises recorded in the income statement beginning October 2017, and partially offset by the absence of benefits of a tax holiday in South Korea, which expired as of October 2017.  The Company continues to expect its effective tax rate for the remainder quarters to be within the range of 21 to 24 percent. Previously, before the impact of the Tax Act, the Company had estimated an effective tax rate of 24 to 27 percent for the full fiscal year. See Note 14 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for more information on our income taxes.

NET INCOME

Net income was $29.7 million for the three months ended March 31, 2018, which represented an increase of 62.7%, or $11.5 million, from the three months ended March 31, 2017.  The significant increase was primarily due to higher revenue and higher gross profit margin, partially offset by higher operating expenses.

SIX MONTHS ENDED MARCH 31, 2018, VERSUS SIX MONTHS ENDED MARCH 31, 2017

REVENUE

Revenue was $283.0 million for the six months ended March 31, 2018, which represented a 16.7%, or $40.5 million, increase from the six months ended March 31, 2017.  The increase in revenue was primarily driven by a $27.3 million increase due to higher sales volume, a $14.1 million increase due to product mix, and a $2.3 million increase due to exchange rate fluctuations, partially offset by a $3.2 million decrease due to price changes.  Revenue from tungsten slurries, dielectrics slurries and polishing pads increased 15.1%, 16.0%, and 19.6%, respectively, from the comparable period of fiscal 2017.

INDEX

COST OF GOODS SOLD

Total cost of goods sold was $133.9 million for the six months ended March 31, 2018, which represented an increase of 10.7%, or $13.0 million, from the six months ended March 31, 2017.  The increase in cost of goods sold was primarily driven by a $6.1 million increase due to higher sales volume, a $5.3 million increase in fixed manufacturing costs, including higher incentive compensation expense, and a $1.0 million increase due to foreign exchange fluctuations.  Fixed manufacturing costs included $2.5 million of NexPlanar amortization expense, compared to $2.4 million in same period of fiscal 2017.

GROSS PROFIT

Our gross profit as a percentage of revenue was 52.7% for the six months ended March 31, 2018, as compared to 50.1% for the six months ended March 31, 2017. The increase in gross profit as a percentage of revenue was primarily due to higher sales volume, a higher-valued product mix and lower variable production costs, partially offset by higher fixed manufacturing costs, including costs associated with incentive compensation expense.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $25.5 million for the six months ended March 31, 2018, which represented a decrease of 7.2%, or $2.0 million, from the six months ended March 31, 2017.  The decrease was primarily due to lower professional expenses of $0.7 million, lower depreciation and amortization expense of $0.6 million, and lower materials and supplies used in research and development of $0.6 million.

SELLING AND MARKETING

Selling and marketing expenses were $12.6 million for the six months ended March 31, 2018, which represented a decrease of 14.8%, or $2.2 million, from the six months ended March 31, 2017.  The decrease was primarily due to lower staffing-related costs of $1.1 million, lower severance expense of $0.7 million, and lower information technology expenses of $0.4 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $36.7 million for the six months ended March 31, 2018, which represented an increase  of 35.0%, or $9.5 million, from the six months ended March 31, 2017.  The increase was primarily due to costs of $2.8 million associated with the CFO transition, higher staffing-related costs of $3.3 million, including STIP costs, higher long-term incentive compensation expenses of $1.5 million, and higher information technology expenses of $1.0 million.

INTEREST EXPENSE

Interest expense was $2.3 million for the six months ended March 31, 2018, and was consistent with the $2.3 million for the six months ended March 31, 2017.

OTHER INCOME, NET

Other income was $1.7 million for the six months ended March 31, 2018, which represented an increase of 41.0%, or $0.5 million, from the six months ended March 31, 2017. The increase was primarily due to $1.0 million gain on the sale of certain ESF assets in the second quarter of fiscal 2018, and higher interest income of $1.2 million resulting from higher investment balances and higher average interest rates, partially offset by foreign exchange loss in the first six months ended March 31, 2018 compared to foreign exchange gain in the comparable period of fiscal 2017.

INDEX

PROVISION FOR INCOME TAXES

Our effective income tax rate was 63.8% for the six months ended March 31, 2018 compared to 20.5% for the six months ended March 31, 2017.  The increase in the effective tax rate during the first six months of fiscal 2018 was primarily due to the one-time unfavorable impact of the Tax Act that occurred in the first quarter of fiscal 2018 and the absence of benefits of a tax holiday in South Korea, which expired as of October 2017, partially offset by the benefit from stock option exercises beginning October 2017.

NET INCOME

Net income was $26.7 million for the six months ended March 31, 2018, which represented a decrease of 34.2%, or $13.9 million, from the six months ended March 31, 2017.  The decrease was primarily due to the one-time effect of the Tax Act of $32.9 million that occurred in the first quarter of fiscal 2018, partially offset by higher revenue and a higher gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

We generated $67.1 million in cash flows from operating activities in the first six months of fiscal 2018, compared to $57.9 million in cash from operating activities in the first six months of fiscal 2017.  Our cash provided by operating activities in the first six months of fiscal 2018 reflected net income of $26.7 million, $58.4 million in non-cash items, including $24.6 million related to the deemed repatriation transition tax of the Tax Act, and a $18.0 million decrease in cash flow due to a net increase in working capital. The increase in cash flows from operating activities compared to the first six months of fiscal 2017 was primarily due to higher revenue and gross margin, and also reflected the non-cash impacts of the Tax Act, and changes in the timing and amount of accrued expense payments, including payments related to our STIP, and a higher accounts receivable balance at March 31, 2018, due to an increase in revenue. We are still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.  Our accruals for incentive compensation under our STIP are higher in fiscal 2018 than in fiscal 2017.  In addition, the STIP payment in the first quarter of fiscal 2018 related to our performance in fiscal 2017 was $14.1 million higher than the STIP payment related to our performance in fiscal 2016, which was paid in the first quarter of fiscal 2017.

 In the first six months of fiscal 2018, cash flows used in investing activities were $5.9 million, representing $50.7 million in purchases of investments designated as available-for-sale securities under a managed investment arrangement that were offset by $50.5 million in proceeds upon the subsequent sale of these investments, property, plant and equipment additions of $8.8 million, and the sale of certain ESF assets of $3.0 million.  In the first six months of fiscal 2017, cash flows used in investing activities were $11.6 million for purchases of property, plant and equipment.  We continue to expect our total capital expenditures in fiscal 2018 to be within the range of $18.0 million to $22.0 million.

In the first six months of fiscal 2018, cash flows used in financing activities were $8.6 million.  We used $10.2 million to pay dividends and dividend equivalents on our common stock, and $6.6 million to repay long-term debt. We also used $3.4 million to repurchase common stock pursuant to the terms of our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock and restricted stock units granted under the OIP, and used $6.5 million to repurchase common stock under our share repurchase program. We received $18.1 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP, and for the sale of shares to employees under our ESPP.  The tax benefit of $6.0 million in the first six months of fiscal 2018 related to exercises of stock options under the EIP and OIP, and vesting of restricted stock and restricted stock units awarded under the OIP is now presented in the operating activities section of the Consolidated Statements of Cash Flows pursuant to the adoption of ASU 2016-09. In the first six months of fiscal 2017, cash flows provided by financing activities were $12.2 million.  We received $24.8 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP, and for the sale of shares to employees under our ESPP, and we received $5.2 million in tax benefits related to exercises of stock options and vesting of restricted stock and restricted stock units granted under the EIP and OIP.  We used $2.3 million to repurchase common stock under our share repurchase program and $2.1 million to repurchase common stock pursuant to the terms of our OIP for shares withheld from award recipients to cover payroll taxes on the vesting of restricted stock and restricted stock units granted under these plans.  We also paid $8.9 million in dividends and dividend equivalents on our common stock, and $4.4 million to repay long-term debt.

INDEX

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 65,978 shares for $6.6 million during the first six months of fiscal 2018 and we repurchased 36,978 shares for $2.3 million during the first six months of fiscal 2017.  As of March 31, 2018, approximately $115.4 million remained outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market and other conditions.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  Periodically, we also continue the "10b5-1" stock purchase plan agreements with independent brokers to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

In January 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock.  Pursuant to this announcement, our Board of Directors declared quarterly cash dividends of $0.18 per share, during the second, third, and fourth quarters of fiscal 2016, and during the first quarter of fiscal 2017.  Starting in the second quarter of fiscal 2017, our Board of Directors declared quarterly cash dividends of $0.20 per share in the second, third and fourth quarters of fiscal 2017. Starting in the second quarter of fiscal 2018, our Board of Directors declared quarterly cash dividends of $0.40 per share, the latest of which we paid in April 2018.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

We entered into a Credit Agreement in February 2012 and amended this Credit Agreement in June 2014.  The amended Credit Agreement provided us with a $175.0 million Term Loan, which we paid off in April 2018, and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit, swing-line loans, as well as a $100.0 million uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions, to provide additional capacity in the Revolving Credit Facility.  The Term Loan and Revolving Credit Facility are referred to as the "Credit Facilities", and have a maturity date of June 27, 2019.  As of March 31, 2018, the Term Loan had periodic scheduled principal repayments; however, we prepaid the loan without penalty in April 2018.  The Term Loan had $137.8 million outstanding as of March 31, 2018, while the Revolving Credit Facility remained undrawn.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions and according to certain terms: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 through the expiration of the Credit Agreement.  As of March 31, 2018, our consolidated leverage ratio was 0.78 to 1.00 and our consolidated fixed charge coverage ratio was 3.40 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  The interest rate swap agreements were subsequently terminated in April 2018 in conjunction with the payoff of the Term Loan.  See Note 8 and 18 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for additional information regarding the Credit Agreement and payoff of the Term Loan.

As of March 31, 2018, we had $461.4 million of cash and cash equivalents, $296.3 million of which was held in foreign subsidiaries.  In April 2018, a significant portion of the non-U.S. cash was repatriated to the United States.  See Part II, Item 1A entitled "Risk Factors" in this Report on Form 10-Q for additional discussion of our foreign operations.

We believe that our current balance of cash, cash generated by our operations, cash repatriation to the United States enabled by the Tax Act, and available borrowing capacity under our Credit Facilities will be sufficient to fund our operations, expected capital expenditures, merger and acquisition activities, dividend payments, and share repurchases for at least the next twelve months. However, in pursuit of corporate development or other initiatives, we may need to raise additional funds in the future through equity or debt financing, or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

INDEX

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2018 and September 30, 2017, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

INDEX
TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Long-term debt	$137.8	$13.1	$124.7	$-	$-
Interest expense and fees on long-term debt	4.3	3.7	0.6	-	-
Purchase obligations	38.6	32.4	4.7	1.5	-
Operating leases	21.3	3.6	5.1	3.8	8.8
Severance agreements	1.5	1.0	0.5	-	-
Other long-term liabilities *	35.5	0.1	4.3	3.9	27.2
Total contractual obligations	$239.0	$53.9	$139.9	$9.2	$36.0

* Other long-term liabilities include $22.5 million for deemed dividend taxes as required by the Tax Act.  We have excluded $0.1 million in deferred tax liabilities from the other long-term liability amounts presented, as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain. We have also excluded $0.4 million in deferred rent as the rent payments are included in the table above under the caption "Operating leases.

We have been operating under a multi-year supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, for the purchase of fumed silica, the current term of which runs through December 31, 2019.  This agreement provides us the option to purchase fumed silica with no minimum purchase requirements as of 2017, for which we have paid a fee of $1.5 million in each of calendar years 2017 and 2018, and for which we will pay the same in 2019.  The purchase obligation in the table above reflect management's expectation that we will meet our forecasted quantities in calendar 2018 and beyond.  Purchase obligations include an aggregate amount of $1.5 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The $1.5 million payment for calendar 2019 is included in accrued liabilities on our Consolidated Balance Sheets as of March 31, 2018.

  Interest payments on long-term debt reflect interest rates in effect at March 31, 2018.  The interest payments reflect variable LIBOR-based rates currently in effect on $68.9 million of our outstanding debt, and fixed interest rates on $68.9 million of outstanding debt for which we have implemented interest rate swaps.  Commitment fees are based on our estimated consolidated leverage ratio in future periods.  On April 6, 2018, the Company paid off the remaining outstanding Term Loan balance. See Note 8 and Note 18 of the Notes to the Consolidated Financial Statements of this Report onForm 10-Q for additional information regarding our long-term debt.

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

INDEX

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, and the New Taiwan dollar.  Approximately 25% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which mitigates the exposure on the Consolidated Statements of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheets.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.

Fluctuations of the won, yen, and New Taiwan dollar have not had a material impact on our Consolidated Statements of Income for the six months ended March 31, 2018 and 2017; however, fluctuations of the won and yen during such time have had a significant impact on other comprehensive income on our Consolidated Balance Sheets.  During the six months ended March 31, 2018, we recorded $11.1 million in foreign currency translation gains, net of tax, that are included in other comprehensive income.  During six months ended March 31, 2017, we recorded $3.7 million in foreign currency translation losses, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

In the fourth quarter of fiscal 2017, we entered into forward foreign exchange contracts in an effort to protect our net investment in a foreign operation against potential adverse changes resulting from foreign currency fluctuation.  This transaction is designated as a net investment hedge and is accounted for under hedge accounting.   In the six months ended March 31, 2018, we recorded $5.8 million in gross currency translation losses related to this hedge, which are included in other comprehensive income noted above.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of March 31, 2018, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INTEREST RATE RISK

At March 31, 2018, we had $137.8 million in debt outstanding on our Term Loan.  In fiscal 2015, we entered into interest rate swap agreements to hedge the variability in LIBOR-based interest rate payments on half of our outstanding debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal repayment to maintain a fixed rate of interest on half of our outstanding debt.  As of March 31, 2018 the fair value of this cash flow hedge was $0.5 million.  At March 31, 2018, we had $68.9 million of outstanding debt at a variable rate of interest.  Assuming a hypothetical 100 basis point increase in our current variable interest rate, our interest expense would increase by approximately $0.2 million per quarter.  However, in April 2018, we paid off the Term Loan and will no longer incur related interest expense.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At March 31, 2018, we owned two auction rate securities (ARS) with a total estimated fair value $5.0 million and par value of $5.3 million, which were classified as other long-term assets on our Consolidated Balance Sheets.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Note 6 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q.

INDEX

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our products to fluctuate.  For example, the strengthening of demand conditions in the semiconductor industry we experienced during the second half of fiscal 2016 through fiscal 2017 continued through our second quarter of fiscal 2018, following relatively soft demand conditions during the second half of fiscal 2015 and the first half of fiscal 2016.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters or geopolitical events, we could experience material adverse impacts on our results of operations and financial condition.

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

Our business is substantially dependent on CMP slurries and pads, which account for the majority of our revenue.  Our business would suffer if these products became obsolete or if consumption of these products decreased.  Our success depends on our ability to keep pace with technological changes and advances in the semiconductor industry, and to adapt, improve and customize our products for advanced IC applications in response to evolving customer needs and industry trends.  Since its inception, the semiconductor industry has experienced technological changes and advances in the design, manufacture, performance and application of IC devices.  Our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads, as a means to reduce costs, increase the yield in their manufacturing facilities, and achieve desired performance of the IC devices they produce.  We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future.  Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through use of smaller quantities, could render our products less important to the IC device manufacturing process.

INDEX

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THESE CUSTOMERS OR BUSINESS FROM THEM

Our CMP consumables customer base is concentrated among a limited number of large customers.  Over the past several years, the semiconductor industry has been consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through business gains, mergers and acquisitions, and strategic alliances.  While the pace of consolidation has recently slowed, we believe that consolidation is likely to continue in the future.  We have not experienced any notable impact on our sales due to consolidation in the industry.  One or more of these principal customers could stop buying CMP consumables from us or could substantially reduce the quantity of CMP consumables purchased from us.  Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products.  Any deferral or significant reduction in the quantity or price of CMP consumables sold to these principal customers could seriously harm our business, financial condition and results of operations.

During the six months ended March 31, 2018 and 2017, our five largest customers accounted for approximately 57% of our revenue for each of the periods.  During the six months ended March 31, 2018, Samsung and Taiwan Semiconductor Manufacturing Company (TSMC), were our largest customers, accounting for approximately 18% and 13%, respectively, of our revenue.  During the six months ended March 31, 2017, Samsung, TSMC, and Micron Technology, Inc. were our largest customers, accounting for approximately 16%, 14%, and 11%, respectively, of our revenue.

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP COMPETITIVE CMP CONSUMABLES PRODUCTS, OFFER BETTER PRICING, SERVICE OR OTHER TERMS, OR OBTAIN OR ASSERT CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from other CMP consumables manufacturers or any new entrants could seriously harm our business and results of operations, and this competition could continue to increase.  Competition has and will likely continue to impact the prices we are able to charge for our CMP consumables products, as well as our overall business.  In addition, our competitors could have, obtain or assert intellectual property rights that could affect or restrict our ability to market our existing products and/or to innovate and develop new products, thus increasing our costs of doing business, could attempt to introduce products similar to ours following the expiration of our patents, as referenced with respect to certain intellectual property important to some of our legacy business, or could attempt to introduce products that do not fall within the scope of our intellectual property rights.

ANY PROBLEM OR DISRUPTION IN OUR SUPPLY CHAIN, INCLUDING SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, OR IN OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS TO OUR CUSTOMERS, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our CMP slurries and pads, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, or geopolitical, trade, or labor-related issues, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 87% of our revenue was generated by sales to customers outside of the United States for both the six months ended March 31, 2018 and full fiscal year ended September 30, 2017.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the United States with respect to non-U.S. operations of U.S. businesses like ours, geopolitical and/or trade tensions, fluctuation in exchange rates, changes in international trade requirements and tariffs that affect our business and that of our customers and suppliers, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter risks that we may not be able to repatriate additional earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business, or other factors.

In particular, China is a fast-developing market for the semiconductor industry, and is an area of potential continued growth for us.  As business volume between China and the rest of the world continues to grow, there is risk that geopolitical, regulatory, trade and political matters could adversely affect business for companies like ours based on the complex relationships among China, the United States, and other countries in the Asia Pacific region, which could have a material adverse impact on our business.  In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, and, provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, including our results of operations.

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

An element of our strategy has been to leverage our current customer relationships, technological expertise and other capabilities and competencies to expand our business beyond CMP consumables into other areas, such as other electronic materials.  In addition, in our Engineered Surface Finishes business, we have been pursuing other surface modification applications.  Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers' needs, or we may be unable to keep pace with technological or other developments.  Or, we may decide that we no longer wish to pursue these new business initiatives.  Also, our competitors may have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products.

CERTAIN CRITICAL INFORMATION SYSTEMS COULD BE SUSCEPTIBLE TO CYBERSECURITY AND OTHER THREATS

We maintain and rely upon certain critical information systems for the effective operation of our business.  These information systems include, but are not limited to, telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, network communications, and email.  These information systems may be owned and maintained by us, our outsourced providers, or third parties such as vendors, contractors, and Cloud providers.  All of these information systems are subject to disruption, breach or failure from various sources including, but not limited to, attacks, degradation, and failures resulting from potential sources, including viruses, malware, denial of service, destructive or inadequate code, power failures, and physical damage.  Confidential and/or sensitive information stored on these information systems, or transmitted to or from Cloud storage, could be intentionally or unintentionally compromised, lost, and/or stolen.  While we have implemented security procedures and virus protection software, intrusion prevention systems, access control, and emergency recovery processes to mitigate risks like these with respect to information systems that are under our control, they are not fail-safe and may be subject to breaches.  Further, we cannot assure that third parties upon whom we rely for various IT services will maintain sufficient vigilance and controls over their systems.  Our inability to use or access these information systems at critical points in time, or unauthorized releases of personal or confidential information, could unfavorably impact the timely and efficient operation of our business, including our results of operations, and our reputation, as well as our relationships with our employees or other individuals whose information may have been affected by such cybersecurity incidents.

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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2018	20,960	$99.18	17,850	$118,623
Feb. 1 through Feb. 28, 2018	16,150	$99.77	16,150	$117,011
Mar. 1 through Mar. 31, 2018	14,728	$109.39	14,728	$115,400
Total	51,838	$102.26	48,728	$115,400

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  Under this program, we repurchased 48,728 shares for $5.0 million during the second quarter of fiscal 2018.  As of March 31, 2018, $115.4 million remained outstanding under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Report on Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INDEX

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: May 7, 2018	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 7, 2018	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]