Form 10-Q
period 2018-06-30
CABOT MICROELECTRONICS CORP
filed 2018-08-06
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2018
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

As of July 31, 2018, the Company had 25,551,252 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenue	$150,437	$127,957	$433,394	$370,395

Cost of goods sold	69,737	65,414	203,635	186,316

Gross profit	80,700	62,543	229,759	184,079

Operating expenses:
Research, development and technical	13,059	14,333	38,578	41,819
Selling and marketing	6,207	7,346	18,833	22,166
General and administrative	19,504	13,953	56,218	41,148
Total operating expenses	38,770	35,632	113,629	105,133

Operating income	41,930	26,911	116,130	78,946

Interest expense	513	1,117	2,803	3,402

Other income (expense), net	1,627	(115)	3,361	1,115
Income before income taxes	43,044	25,679	116,688	76,659

Provision for income taxes	7,873	5,740	54,863	16,209

Net income	$35,171	$19,939	$61,825	$60,450

Basic earnings per share (in dollars per share)	$1.37	$0.79	$2.42	$2.42

Weighted average basic shares outstanding (in shares)	25,612	25,228	25,479	24,941

Diluted earnings per share (in dollars per share)	$1.34	$0.77	$2.35	$2.37

Weighted average diluted shares outstanding (in shares)	26,319	25,721	26,222	25,450

Dividends per share (in dollars per share)	$0.40	$0.20	$1.00	$0.58

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Net income	$35,171	$19,939	$61,825	$60,450

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,829)	(2,635)	2,276	(6,326)
Net unrealized gain (loss) on available-for-sale securities	(48)	-	(48)	-
Net unrealized gain (loss) on cash flow hedges	(210)	1	(63)	819

Other comprehensive income (loss), net of tax	(9,087)	(2,634)	2,165	(5,507)

Comprehensive income	$26,084	$17,305	$63,990	$54,943

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$186,124	$397,890
Available-for-sale securities	124,455	-
Accounts receivable, less allowance for doubtful accounts of $1,817 at June 30, 2018, and $1,747 at September 30, 2017	74,017	64,793
Inventories	77,302	71,873
Prepaid expenses and other current assets	29,008	16,426
Total current assets	490,906	550,982

Property, plant and equipment, net	108,569	106,361
Goodwill	101,059	101,932
Other intangible assets, net	36,982	42,710
Deferred income taxes	13,067	21,598
Other long-term assets	8,899	10,517
Total assets	$759,482	$834,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,290	$17,624
Current portion of long-term debt	-	10,938
Accrued expenses, income taxes payable and other current liabilities	72,009	62,651
Total current liabilities	90,299	91,213

Long-term debt, net of current portion, less prepaid debt issuance cost of $441 at September 30, 2017	-	132,997
Deferred income taxes	62	63
Other long-term liabilities	34,940	14,790
Total liabilities	125,301	239,063

Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 35,806,136 shares at June 30, 2018, and 35,230,742 shares at September 30, 2017	36	35
Capital in excess of par value of common stock	615,543	580,938
Retained earnings	433,818	397,881
Accumulated other comprehensive income	6,114	3,949
Treasury stock at cost, 10,262,236 shares at June 30, 2018, and 9,948,190 shares at September 30, 2017	(421,330)	(387,766)
Total stockholders' equity	634,181	595,037

Total liabilities and stockholders' equity	$759,482	$834,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$61,825	$60,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,527	19,530
Provision for doubtful accounts	80	25
Share-based compensation expense	14,269	9,716
Deemed repatriation transition tax	24,641	-
Deferred income tax expense	9,280	2,081
Non-cash foreign exchange (gain)	(1,340)	470
Loss (gain) on disposal of property, plant and equipment	45	(621)
Impairment of assets	-	860
Realized loss on the sale of available-for-sale securities	117	-
(Gain) on sale of assets	(956)	-
Other	4,030	(323)
Changes in operating assets and liabilities:
Accounts receivable	(9,612)	(5,638)
Inventories	(5,526)	(247)
Prepaid expenses and other assets	(12,482)	(3,405)
Accounts payable	473	(1,186)
Accrued expenses, income taxes payable and other liabilities	(375)	8,304
Net cash provided by operating activities	103,996	90,016

Cash flows from investing activities:
Additions to property, plant and equipment	(15,245)	(15,901)
Proceeds from the sale of property, plant and equipment	-	637
Proceeds from the sale of assets	3,027	-
Purchases of available-for-sale securities	(178,412)	-
Proceeds from the sale and maturities of available-for-sale securities	55,194	175
Settlement of net investment hedge	(9,882)	-
Net cash used in investing activities	(145,318)	(15,089)

Cash flows from financing activities:
Repayment of long-term debt	(144,375)	(7,656)
Repurchases of common stock	(33,072)	(5,882)
Proceeds from issuance of stock	20,297	27,561
Dividends paid	(20,507)	(13,977)
Tax benefits associated with share-based compensation expense	-	5,826
Net cash provided by (used in) financing activities	(177,657)	5,872

Effect of exchange rate changes on cash	7,213	(4,376)
(Decrease) increase in cash and cash equivalents	(211,766)	76,423
Cash and cash equivalents at beginning of period	397,890	287,479
Cash and cash equivalents at end of period	$186,124	$363,902

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,588	$2,018

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

The unaudited Consolidated Financial Statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics' financial position as of June 30, 2018, cash flows for the nine months ended June 30, 2018 and June 30, 2017, and results of operations for the three and nine months ended June 30, 2018 and June 30, 2017.  The Consolidated Balance Sheets as of September 30, 2017 were derived from audited financial statements.  The results of operations for the three and nine months ended June 30, 2018 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2018.  This Report on Form 10-Q does not contain all of the footnote disclosures from the annual financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Cabot Microelectronics' Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

The Consolidated Financial Statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of June 30, 2018.

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

The results of operations for the quarter ended December 31, 2017 and nine months ended June 30, 2018 include a correction to prior period amounts, which we determined to be immaterial to the prior periods to which they relate and are expected to be immaterial to our fiscal 2018 results.  The adjustments, relating primarily to accumulated earnings taxes of a foreign operation, increased the income tax expense for the first quarter of fiscal 2018 by $2,071.  Separately, in Note 14 of this Report on Form 10-Q, we discuss the effects of the Tax Cuts and Jobs Act ("Tax Act") on our financial statements.

2. AVAILABLE-FOR-SALE SECURITIES

  The Company has a managed investment arrangement with a third party to invest in fixed income securities.  These assets were classified as available-for-sale securities and were recorded at fair value.  We have presented these securities on the Consolidated Balance Sheets as of June 30, 2018 as a current asset due to management's intent to use these funds for current business requirements.  Unrealized gains and losses, net of the related tax effect, are recorded within other comprehensive income.  Realized gains and losses, interest and dividends are recorded in the other income (expense), net line item of the Consolidated Statements of Income.  Cash flows from purchases, sales and maturities of these securities are presented as investing activities on the Consolidated Statements of Cash Flows.

INDEX

Available-for-sale securities consist of the following as of June 30, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:

Asset backed securities	$13,900	$1	$-	$13,901
Certificates of deposit	2,439	3	-	2,442
Commercial paper	7,756	-	(2)	7,754
Corporate debt securities	75,312	-	(52)	75,260
U.S. Treasuries	25,094	4	-	25,098
Total available-for-sale securities	$124,501	8	$(54)	$124,455

Available-for-sale securities, by contractual maturity, as of June 30, 2018 are as follows:

	Amortized Cost	Estimated Fair Value
Mature in one year or less	$79,397	$79,373
Mature after one year through four years	45,104	45,082
	$124,501	$124,455

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at June 30, 2018 and September 30, 2017.  See Note 8 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

INDEX

June 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$174,089	$12,035	$-	$186,124
Other long-term investments	1,089	-	-	1,089
Available-for-sale securities:
Asset Backed Securities		13,901		13,901
Certificates of Deposit		2,442		2,442
Commercial Paper		7,754		7,754
Corporate debt securities		75,260		75,260
U.S. Treasuries		25,098		25,098
Derivative financial instruments	-	8	-	8
Total assets	$175,178	$136,498	$-	$311,676

Liabilities:
Derivative financial instruments	-	44	-	44
Total liabilities	$-	$44	$-	$44

September 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$397,890	$-	$-	$397,890
Other long-term investments	929	-	-	929
Derivative financial instruments	-	263	-	263
Total assets	$398,819	$263	$-	$399,082

Liabilities:
Derivative financial instruments	-	1,881	-	1,881
Total liabilities	$-	$1,881	$-	$1,881

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  We are invested exclusively in AAA-rated, prime institutional money market funds, comprised of high quality, fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.   Consequently, the Company owns the assets and the related offsetting liability for disbursement until a participant makes a qualifying withdrawal.  The long-term investment was adjusted to $1,089 in the third quarter of fiscal 2018 to reflect its fair value as of June 30, 2018.

We use an investment pricing valuation methodology of a third-party service provider to determine fair values of our available-for-sale securities, consisting of fixed income securities that are under our managed investment arrangement; these are listed in Note 2 of this report on Form 10-Q.  Our available-for-sale securities are valued using a market-based valuation methodology at the end of each reporting period. Market-based valuation is determined on the basis of the last reported sale price or market quotation, typically obtained from the third-party service provider. Market quotations may also include exchange trades and publicly-available bid/offer data from established market makers or quotation systems. All available-for-sale securities are classified as Level 2 based upon inputs other than quoted prices with observable market data.

INDEX
  The fair value of our derivative instruments is estimated using standard valuation models and market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves for interest rate swaps, and forward rates and/or the Overnight Index Swap (OIS) curve for forward foreign exchange contracts, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  Our derivative financial instruments include forward foreign exchange contracts and interest rate swaps.  We terminated our interest rate swap agreements during the quarter, in connection with the extinguishment of debt.  In the fourth quarter of fiscal 2017, we entered into forward foreign exchange contracts in an effort to protect our net investment in a foreign operation against potential adverse changes resulting from foreign currency fluctuation.  This net investment hedge was terminated during the quarter driven by a significant repatriation of funds from this foreign operation.  See Note 9 of this Report on Form 10-Q for more information on our use of derivative financial instruments.

4. INVENTORIES

Inventories consisted of the following:

	June 30, 2018	September 30, 2017

Raw materials	$40,255	$36,415
Work in process	8,036	7,365
Finished goods	29,011	28,093
Total	$77,302	$71,873

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $101,059 as of June 30, 2018, and $101,932 as of September 30, 2017.  The decrease in goodwill was due to $178 in foreign exchange fluctuations of the New Taiwan dollar, and a $695 decrease related to the sale of certain ESF assets.  As a result of this sale of assets in March 2018, we received net proceeds of $3,277, of which $250 is held in escrow, and recorded a gain of $956 in other income in the Consolidated Statements of Income.

The components of other intangible assets are as follows:

	June 30, 2018		September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$46,273	$21,444	$42,287	$17,604
Acquired patents and licenses	8,270	8,250	8,270	8,241
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	28,061	17,098	28,229	15,421

Total other intangible assets subject to amortization	85,154	49,342	81,336	43,816

Other intangible assets not subject to amortization:
In-process technology	-		4,000
Other indefinite-lived intangibles*	1,170		1,190
Total other intangible assets not subject to amortization	1,170		5,190

Total other intangible assets	$86,324	$49,342	$86,526	$43,816

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.

During the first quarter of fiscal 2018, development of our in-process technology was completed, and we reclassified $4,000 to product technology under other intangible assets subject to amortization.

INDEX

Amortization expense on our intangible assets was $1,780 and $5,716 for the three and nine months ended June 30, 2018, respectively, and was $1,935 and $5,860 for the three and nine months ended June 30, 2017, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2018	$1,780
2019	7,119
2020	7,115
2021	7,108
2022	7,108

In the first quarter of fiscal 2018, we adopted ASU No. 2017-04 "Simplifying the Test for Goodwill Impairment."  The provisions of this standard eliminate Step 2 from the goodwill impairment test, which required an entity to determine the fair value of its assets and liabilities at the impairment testing date of its goodwill and compare it to its carrying amount to determine a possible impairment loss. Goodwill impairment quantification is now done by comparing the fair value of a reporting unit and its carrying amount.

We completed our annual impairment test during our fourth quarter of fiscal 2017 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended June 30, 2018, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no impairment charges recorded on the goodwill for any of our reporting units.

6. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	June 30, 2018	September 30, 2017

Auction rate securities (ARS)	$3,975	$5,319
Long-term contract assets	1,809	2,115
Other long-term assets	2,026	2,154
Other long-term investments	1,089	929
Total	$8,899	$10,517

Our ARS investment at June 30, 2018 consisted of one tax exempt municipal debt security with a par and fair value of $3,975 which has a maturity greater than ten years.  The balance of our ARS investment decreased due to redemption of one of our securities during the quarter.  The fair value of our ARS was determined using Level 2 fair value inputs.  We have classified our ARS as held-to-maturity security based on our intention and ability to hold the security until maturity.  There was no unrecognized gain or loss on our ARS investment during the quarter.  Although we believe this security will ultimately be collected in full, we believe that it is not likely that we will be able to monetize the security in our next business cycle (which for us is generally one year).  We will continue to monitor our ARS for impairment indicators, which may require us to record an impairment charge that is deemed other-than-temporary.

INDEX

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

Other long-term assets are comprised of the long-term portion of prepaid unamortized debt costs, related to our Revolving Credit Facility, as well as miscellaneous deposits and prepayments on contracts extending beyond the next twelve months.  As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $1,089 representing the fair value of our SERP investments as of June 30, 2018.

7. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	June 30, 2018	September 30, 2017

Accrued compensation	$30,205	$35,332
Income taxes payable	14,255	9,717
Dividends payable	10,687	5,314
Goods and services received, not yet invoiced	3,763	2,172
Deferred revenue and customer advances	3,296	1,559
Warranty accrual	220	247
Taxes, other than income taxes	2,213	1,688
Current portion of long-term contract liability	1,473	1,500
Other accrued expenses	5,897	5,122
Total	$72,009	$62,651

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

The enactment of the Tax Act in the United States in December 2017 facilitated the repatriation of a substantial amount of the Company's non-U.S. cash.  In April 2018, the Company paid off its remaining outstanding Term Loan pursuant to the Credit Agreement.  There was no penalty upon the Company's prepayment of the Term Loan.  As a result of this early extinguishment of the Term Loan, we expensed the remaining $315 of unamortized debt issuance cost in the third quarter of fiscal 2018.  In conjunction with the payoff the Term Loan, we terminated the related interest rate swaps, and recognized a gain of $532 in the Consolidated Statements of Income.

INDEX

Although there are currently no borrowings on the Revolving Credit Facility, if we were to draw down on it, the borrowings under the amended Credit Facilities (other than in respect of swing-line loans) would bear interest at a rate per annum equal to the "Applicable Rate" (as defined below) plus, at our option, either (1) a LIBOR rate determined by reference to the cost of funds for deposits in the relevant currency for the interest period relevant to such borrowing or (2) the "Base Rate", which is the highest of (x) the prime rate of Bank of America, N.A., (y) the federal funds rate plus 1/2 of 1.00% and (z) the one-month LIBOR rate plus 1.00%.  The current Applicable Rate for borrowings under the amended Credit Facilities is 1.50%, with respect to LIBOR borrowings and 0.25% with respect to Base Rate borrowings, with such Applicable Rate subject to adjustment based on our consolidated leverage ratio.  Swing-line loans bear interest at the Base Rate plus the Applicable Rate for Base Rate loans under the Revolving Credit Facility.  We pay a quarterly commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  As amended, the fee ranges from 0.20% to 0.30%, based on our consolidated leverage ratio.  We also pay letter of credit fees as necessary.  All obligations under the Credit Agreement are guaranteed by certain of our existing and future direct and indirect domestic subsidiaries.  The obligations under the Credit Agreement and guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interests in the assets of the Company and certain of its domestic subsidiaries.

 As of September 30, 2017, unamortized debt issuance costs related to our Term Loan that were presented as a reduction of long-term debt were $441, and these costs were subsequently recorded in interest expense upon payoff of the Term Loan.  Unamortized debt issuance costs related to our Revolving Credit Facility were not material.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for the period January 1, 2016 through the expiration of the Credit Agreement.  As of June 30, 2018, our consolidated leverage ratio was 0.00 to 1.00 and our consolidated fixed charge coverage ratio was 3.74 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

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

Cash Flow Hedges – Interest Rate Swap Agreements

In the first quarter of fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreased each quarter by an amount in proportion to our scheduled quarterly principal payment of debt. The interest rate swap agreements were terminated during the third quarter of fiscal 2018 in conjunction with the payoff of the Term Loan.

We designated these swap agreements as cash flow hedges pursuant to ASC 815, "Derivatives and Hedging".  As cash flow hedges, unrealized gains were recognized as assets and unrealized losses were recognized as liabilities.  Unrealized gains and losses were designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged.  The effective portion was recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion was recorded as a component of interest expense.  Changes in the method by which we paid interest from one-month LIBOR to another rate of interest could create ineffectiveness in the swaps and result in amounts which were reclassified from other comprehensive income into net income.  Hedge effectiveness was tested quarterly to determine if hedge treatment continued to be appropriate.

INDEX

Foreign Currency Contracts Not Designated as Hedges

On a regular basis, we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of June 30, 2018 and September 30, 2017, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for foreign currencies were $7,907 and $8,176, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for foreign currencies were $20,825 and $24,295, respectively.

Net Investment Hedge - Foreign Exchange Contracts

In September 2017, we entered into two forward foreign exchange contracts in an effort to protect the net investment of our South Korean subsidiary against potential adverse changes resulting from currency fluctuations in the Korean won.  We entered into forward contracts to sell 100 billion Korean won and buy U.S. dollars, settling in September 2022. We had designated these forward contracts as an effective net investment hedge.  As a result of cash repatriation facilitated by the Tax Act, the Company terminated these foreign exchange contracts in the third quarter of fiscal 2018.

Amounts recognized in the Consolidated Statements of Comprehensive Income for our net investment hedge during the nine months ended June 30, 2018 were as follows:

Balance at September 30, 2017	$920
Loss on net investment hedge	8,440
Tax benefit	(2,183)
Balance at June 30, 2018	$7,177

The fair value of our derivative instruments included in the Consolidated Balance Sheets, which was determined using Level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	June 30, 2018	September 30, 2017	June 30, 2018	September 30, 2017
Derivatives designated as hedging instruments
Interest rate swap contracts	Other long-term assets	$-	$117	$-	$-
	Accrued expenses, income taxes payable and other current liabilities	$-	$-	$-	$31

Foreign exchange contracts designated as net investment hedge	Other long-term liabilities	$-	$-	$-	$1,442

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$8	$146	$-	$-
	Accrued expenses, income taxes payable and other current liabilities	$-	$-	$44	$408

INDEX

The following table summarizes the effect of our derivative instruments on our Consolidated Statements of Income for the three and nine months ended June 30, 2018 and 2017:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Nine Months Ended
	Statement of Income Location	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income, net	$(1,080)	$(235)	$(1,002)	$(1,709)

We recorded a $532 gain in other income (expense) on our Consolidated Statements of Income as part of the termination of interest rate swap agreements.

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

PURCHASE OBLIGATIONS

Purchase obligations include take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, the current term of which runs through December 2019.  This agreement provides us the option to purchase fumed silica, with no minimum purchase requirements as of 2017, for which we have paid a fee of $1,500 in each of calendar years 2017 and 2018, and will pay in 2019.  The $1,500 payment due in 2019 is included in accrued expenses on our Consolidated Balance Sheets.  As of June 30, 2018, purchase obligations include $1,502 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

INDEX

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below summarizes the components of accumulated other comprehensive income (AOCI), net of tax provision/(benefit), as of June 30, 2018 and 2017:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Available-for- Sale Securities	Total
Balance at September 30, 2017	$5,239	$46	$(1,336)	$-	$3,949
Foreign currency translation adjustment, net of tax of $(2,303)	2,276	-	-	-	2,276
Unrealized loss on available-for-sale securities, net of tax of $0	-	-	-	(48)	(48)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $111	-	319	-	-	319
Reclassification adjustment into earnings, net of tax of $(133)	-	(382)	-	-	(382)
Balance at June 30, 2018	$7,515	$(17)	$(1,336)	$(48)	$6,114

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2016	$11,985	$(817)	$(1,612)	$9,556
Foreign currency translation adjustment, net of tax of $(1,814)	(6,326)	-	-	(6,326)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $610	-	1,088	-	1,088
Reclassification adjustment into earnings, net of tax of $(150)	-	(269)	-	(269)
Balance at June 30, 2017	$5,659	$2	$(1,612)	$4,049

For the nine months ended June 30, 2018, we recorded $2,276 in currency translation gains, net of tax, primarily due to exchange rate fluctuations in the Japanese yen and Korean won versus the U.S. dollar, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

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

In the first quarter of fiscal 2018, we adopted ASU No. 2016-09, "Improvements to Employee Share Based Payment Accounting" (Topic 718) (ASU 2016-09) prospectively. The provisions of this standard relate to aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits on the Consolidated Statements of Cash Flows and earnings per share calculations.  Upon adoption, we recorded a tax benefit of $2,806 in our Consolidated Statements of Income. The net income, including the impact of the tax benefits, was used to calculate our basic earnings per share under the new guidance.  In addition, we have elected to continue to estimate forfeitures under ASC 718 pursuant to the adoption of ASU 2016-09.

  During the three and nine months ended June 30, 2018, we recorded $858 and $2,602 of shared-based compensation expense associated with executive transitions, respectively.

Share-based compensation expense for the three and nine months ended June 30, 2018 and 2017, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Cost of goods sold	$542	$577	$1,896	$1,670
Research, development and technical	445	444	1,491	1,322
Selling and marketing	290	346	961	1,032
General and administrative	2,909	1,884	9,921	5,692
Total share-based compensation expense	4,186	3,251	14,269	9,716
Tax benefit	(1,023)	(1,052)	(3,272)	(3,219)
Total share-based compensation expense, net of tax	$3,163	$2,199	$10,997	$6,497

  For additional information regarding the estimation of fair value, refer to Note 13 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

INDEX

13.	OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Interest income	$1,141	$659	$3,248	$1,596
Other income (expense)	486	(774)	113	(481)
Total other income (expense), net	$1,627	$(115)	$3,361	$1,115

14. INCOME TAXES

Our effective tax rate was 18.3% and 47.0% for the three and nine months ended June 30, 2018, respectively, compared to a 22.4% and 21.1% effective income tax rate for the three and nine months ended June 30, 2017.  The significant increase in our effective tax rate for the nine months ended June 30, 2018 compared to the prior year is primarily driven by discrete adjustments related to the enactment of the Tax Act in the United States in December 2017.  Other factors that impacted the Company's effective tax rate for the three and nine months ended June 30, 2018 were primarily related to benefits in excess of compensation cost from share based compensation recorded in the income statement (as opposed to equity prior to October 2017), the absence of benefits of a tax holiday in South Korea that expired as of October 2017, and benefits related to changes in prior year tax positions.

The Tax Act includes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate income tax rate to 21% effective January 1, 2018; and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years. For fiscal 2018, we are recording our income tax provision using a blended U.S. statutory tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the Tax Act.  The U.S. statutory tax rate of 21% will apply for fiscal 2019 and beyond.

As a result of the Tax Act, the SEC staff issued accounting guidance that provides up to a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act (SAB 118).  To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but for which the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.  If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we recorded provisional discrete tax expense of $32,880 in the quarter ended December 31, 2017.  During the second and third quarters of fiscal 2018, we recorded a reduction of $299 for a change in estimated withholding taxes and the re-measurement of U.S. deferred tax assets and liabilities.  For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of certain elements of the Tax Act, but we have recorded the following provisional estimates.

Deemed Repatriation Transition Tax:  The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries.  To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. withholding taxes on such earnings.  We were able to make an initial estimate, and recorded $24,641 of provisional estimate of Transition Tax, which included U.S. federal and state tax implications, for the nine months ended June 30, 2018. Of this estimate, $22,450 was included in the other long-term liabilities as of June 30, 2018.  In addition, we also recorded a provisional estimate of $6,126 for non-U.S. withholding taxes to be incurred on actual and future distributions of foreign earnings.  We are monitoring U.S. federal and state legislative developments for further interpretative guidance and intend to continue to gather additional information, including an updated evaluation of our accumulated earnings and profits from foreign jurisdictions, to refine provisional estimates during the measurement period provided under SAB 118.  Previously, the Company maintained an assertion to permanently reinvest the earnings of its non-U.S. subsidiaries outside of the U.S., with certain insignificant exceptions, and therefore, did not record U.S. deferred income taxes or foreign withholding taxes for these earnings.  In light of the Tax Act and the associated transition to a territorial tax system the Company decided it will repatriate foreign earnings it expects to generate in the remainder of fiscal 2018, and consequently recorded deferred tax liabilities associated with withholding taxes on such planned distributions.

INDEX

Reduction of U.S. Federal Corporate Tax Rate:  The Company re-measured its U.S. deferred tax assets and liabilities and recorded a discrete non-cash tax expense of $1,813 based on the rates at which the deferred tax assets and liabilities are expected to reverse in the future.  We are still analyzing certain aspects of the Tax Act and the actual impact of the reduction in the U.S. federal corporate tax rate may be affected by the timing of the reversal of such balances.

The Company is also analyzing other provisions of the Tax Act to determine their impact on the Company's effective tax rate in fiscal year 2018 or in the future, including the following:

Global Intangible Low Taxed Income (GILTI):  The Tax Act includes a provision designed to tax GILTI, which we are continuing to evaluate due to its complexity.  Under U.S. GAAP, we are allowed to make an accounting policy choice of either: (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"); or, (2) factoring such amounts into a company's measurement of its deferred taxes (the "deferred method").   We are not yet able to reasonably estimate the effect of the GILTI provision, and have not made any adjustments related to potential GILTI tax in our financial statements.  If applicable, GILTI tax would first apply to our fiscal year 2019, and would be accounted for as incurred under the period cost method.

Base Erosion and Anti-Abuse Tax (BEAT):  The Tax Act creates a new minimum BEAT liability for corporations that make base erosion payments if the corporation has sufficient gross receipts and derives a sufficient level of "base erosion tax benefits".  We are further assessing the provisions of the BEAT, and will evaluate the effects on the Company's financial statements as further information becomes available.  If applicable, any BEAT would first apply to the Company in fiscal year 2019, and would be accounted for as incurred under the period cost method.

Foreign Derived Intangible Income (FDII): The Tax Act allows a domestic corporation an immediate deduction in U.S. taxable income for a portion of its FDII.  The amount of the deduction will depend in part on the Company's U.S. taxable income.  We are still assessing the benefits of the FDII deduction.  If applicable, the FDII deduction would first be available to the Company in fiscal year 2019, and would be accounted for under the period cost method.

The Company previously operated under a tax holiday in South Korea in fiscal years 2013 through 2017 in conjunction with our investment in research, development and manufacturing facilities there, which expired at the end of fiscal year 2017.  This arrangement allowed for a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017, following a 0% tax rate in fiscal years 2013, 2014 and 2015.  This tax holiday reduced our income tax provision by approximately $3,094 and increased our diluted earnings per share by approximately $0.12 during the nine months ended June 30, 2017.

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

INDEX

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net Income	$35,171	$19,939	$61,825	60,450
Less: income attributable to participating securities	(34)	(52)	(73)	(191)
Earnings available to common shares	$35,137	$19,887	$61,752	60,259

Denominator:
Weighted average common shares	25,611,505	25,228,468	25,479,078	24,941,190
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	707,133	492,247	742,786	508,317
Diluted weighted average common shares	26,318,638	25,720,715	26,221,864	25,449,507
(Denominator for diluted calculation)

Earnings per share:

Basic	$1.37	$0.79	$2.42	2.42

Diluted	$1.34	$0.77	$2.35	2.37

For both the three months ended June 30, 2018 and 2017, approximately 0.1 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share.

For the nine months ended June 30, 2018 and 2017, approximately 0.1 million and 0.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share.

16. FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND PRODUCT LINE

We operate predominantly in one reportable segment, as defined under ASC 280 "Segment Reporting" – the development, manufacture, and sale of CMP consumables.

Revenue generated by product line for the three and nine months ended June 30, 2018 and 2017, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue:	2018	2017	2018	2017
Tungsten slurries	$64,313	$54,731	$187,618	$161,867
Dielectric slurries	36,616	30,266	102,877	87,391
Polishing pads	20,918	17,599	60,813	50,947
Other metals slurries	18,124	16,090	51,476	46,540
ESF and other	10,466	9,271	30,610	23,650
Total revenue	$150,437	$127,957	$433,394	$370,395

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

In October 2016, the FASB issued ASU No. 2016-17 "Interest Held through Related Parties That Are under Common Control" (Topic 810). The provisions of this standard provide further guidance related to ASU 2015-02, and provide guidance on consolidation in relation to Variable Interest Entities (VIEs) and related parties.  We adopted ASU 2016-17 effective October 1, 2017, and this pronouncement had no material effect on our financial statements as we currently have no interest in any entities that may be considered VIEs.

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

In January 2017, the FASB issued ASU No. 2017-04 "Simplifying the Test for Goodwill Impairment" (Topic 350). The provisions of this standard eliminate Step 2 from the goodwill impairment test, which required an entity to determine the fair value of its assets and liabilities at the impairment testing date of its goodwill and compare it to its carrying amount to determine a possible impairment loss. Goodwill impairment quantification will now be done by comparing the fair value of a reporting unit and its carrying amount.  We adopted ASU 2017-04 effective October 1, 2017 and we will apply the new guidance in our annual test for goodwill impairment in the fourth quarter of fiscal 2018.

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

In June 2018, the FASB issued ASU No. 2018-07 " Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting".  The ASU simplified the accounting for share-based payments granted to nonemployees for goods and services, therefore guidance on such payments to nonemployees would be mostly aligned with the requirements for share-based payments granted to employees. ASU 2018-07 will be effective for us beginning October 1, 2019, but early adoption is permitted (but no earlier than the adoption date of Topic 606). We are currently evaluating the impact of implementation of this standard on our financial statements.

INDEX

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Report on Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking.  In particular, the statements herein regarding future sales and operating results; growth or contraction of, and trends in the industry and markets in which the Company participates; the Company's management; various economic or political factors and international or national events, including related to the enactment of trade sanctions, tariffs, or other similar matters; regulatory or legislative activity, including the enactment of the Tax Cuts and Jobs Act ("Tax Act") in December 2017 in the United States; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; new product introductions; development of new products, technologies and markets; the Company's supply chain; the financial conditions of the Company's customers; natural disasters; the acquisition of, investment in, or collaboration with other entities; uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors; financing facilities and related debt, payoff or payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the Company's current or future tax rate, including the effects of the Tax Act in the U.S.; and the operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  These forward-looking statements involve a number of risks, uncertainties, and other factors, that could cause actual results to differ materially from those described by these forward-looking statements.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, including the Consolidated Financial Statements and related notes thereto.

 THIRD QUARTER OF FISCAL 2018 OVERVIEW

In our third quarter of fiscal 2018, we experienced continued strong demand for our products, particularly for memory applications.  This was driven in part by our memory customers' migration from 2D to 3D NAND, which requires more CMP processing steps.  Additionally, continued capacity expansions in 3D NAND, primarily in Korea and China, should continue to provide future growth opportunities for us. In the advanced logic and foundry segments, we believe that new applications in areas such as mobile, artificial intelligence (or AI), and blockchain will continue to drive demand for advanced logic semiconductors going forward. In addition, the legacy logic and foundry area of the industry continues to benefit from growth in applications such as automotive, internet of things, industrial automation, and connectivity requirements, which in turn could drive increasing demand for our products. We believe we remain well positioned to benefit from these long-term demand trends. However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part II, Item 1A entitled "Risk Factors" of this Report on Form 10-Q.

The enactment of the Tax Act in the United States in December 2017 facilitated our repatriation of a substantial amount of non-U.S. cash during the second and third quarters of fiscal 2018. In April 2018, we paid off our existing Term Loan utilizing a portion of this repatriated cash.

Revenue for our third quarter of fiscal 2018 was $150.4 million, which represented an increase of 17.6% from the third quarter of fiscal 2017, with revenue in dielectrics slurries, polishing pads and tungsten slurries increasing 21.0%, 18.9% and 17.5%, respectively, from the same quarter last year.  Revenue for the first nine month of fiscal 2018 was $433.4 million, which represented an increase of 17.0% from the comparable period of fiscal 2017.

INDEX

Gross margin, representing gross profit as a percentage of revenue, for the third quarter of fiscal 2018 was 53.6%, compared to 48.9% for our third quarter of fiscal 2017, both periods of which included 90-basis points of adverse impact of NexPlanar amortization expense.  Gross margin for the first nine months of fiscal 2018 was 53.0% of revenue, compared to 49.7% during the same period last year, which includes 90 and 100-basis points of adverse impact of NexPlanar amortization expense, comparatively.  Factors affecting our gross margin for both the quarter and the first nine months of fiscal 2018 compared to last year included higher sales volume and a higher value product mix, partially offset by higher fixed manufacturing costs, including higher staffing-related expense.  We currently expect our gross margin for the full fiscal year 2018 to be at the high end of our revised guidance range of 52% to 53%, including NexPlanar amortization expense; this is an increase from our prior full year guidance range of 51% to 53%.  We may continue to experience fluctuations in our gross margin due to a number of factors, including changes in our product mix and the extent to which we utilize our manufacturing capacity, which may cause our annual and quarterly gross margin to be above or below this annual guidance range.

Operating expenses were $38.8 million in our third quarter of fiscal 2018 compared to $35.6 million in the third quarter of fiscal 2017, both periods of which included $0.5 million in NexPlanar amortization expense.  The increase in operating expenses from the comparable quarter of fiscal 2017 was primarily due to higher staffing-related expenses and higher professional fees.  Operating expenses were $113.6 million in the first nine months of fiscal 2018 compared to $105.1 million during the same period of fiscal 2017, which include $1.4 million of NexPlanar amortization expense for both periods.  We currently expect operating expenses for full fiscal year 2018 to be between $150.0 million and $155.0 million, an increase from our prior full year guidance range of $148.0 million to $153.0 million. This includes approximately $1.9 million of NexPlanar amortization expense. We may continue to experience fluctuations in our operating expenses due to a number of factors, including changes in staffing-related expenses, including Short-Term Incentive Program ("STIP") costs, which may cause our operating expenses for the full fiscal year 2018 to be above or below this guidance range.

The Company reported diluted earnings per share of $1.34 in the third quarter of fiscal 2018, compared to diluted earnings per share of $0.77 in the same quarter last year. The increase was primarily due to higher revenue and a higher gross margin, partially offset by higher operating expenses. Diluted earnings per share were $2.35 for the first nine months of fiscal 2018, compared to $2.37 during the same period last year.  The year-over-year decrease was primarily due to the negative impact of the enactment of the Tax Act in December 2017, which reduced diluted earnings per share by $1.24, and the positive impact from higher revenue and a higher gross margin, partially offset by higher operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  There have been no material changes in our critical accounting estimates during the first nine months of fiscal 2018. See Note 17 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for a discussion of new accounting pronouncements.

INDEX

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018, VERSUS THREE MONTHS ENDED JUNE 30, 2017

REVENUE

Revenue was $150.4 million for the three months ended June 30, 2018, which represented a 17.6%, or $22.5 million, increase from the three months ended June 30, 2017.  The increase in revenue was primarily driven by a $15.2 million increase due to higher sales volume, a $6.2 million increase due to higher value product mix, and a $1.7 million increase due to foreign exchange fluctuations, partially offset by a $0.6 million decrease due to price changes.  The increase in sales volume was consistent with continued overall strong demand conditions in the global semiconductor industry.  Revenue from our tungsten slurries, dielectrics slurries and polishing pads increased 17.5%, 21.0% and 18.9%, respectively, from the comparable period of fiscal 2017.

COST OF GOODS SOLD

Total cost of goods sold was $69.7 million for the three months ended June 30, 2018, which represented an increase of 6.6%, or $4.3 million, from the three months ended June 30, 2017.  The increase in cost of goods sold was primarily driven by a $3.9 million increase due to higher sales volume, a $1.6 million increase in fixed manufacturing costs, including higher staffing-related expenses, a $0.9 million increase due to foreign exchange fluctuations, and a $0.8 million increase due to product mix, partially offset by a $3.5 million decrease in other variable manufacturing costs, including material costs. Fixed manufacturing costs included $1.3 million of NexPlanar amortization expense compared to $1.2 million in same period of fiscal 2017.

GROSS MARGIN

Our gross margin was 53.6% for the three months ended June 30, 2018, compared to 48.9% for the three months ended June 30, 2017.  The increase in gross margin was primarily due to higher sales volume and a higher value product mix, partially offset by higher fixed manufacturing costs, including higher staffing-related expense.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $13.1 million for the three months ended June 30, 2018, which represented a decrease of 8.9%, or $1.3 million, from the three months ended June 30, 2017.  The decrease was primarily due to the absence of an impairment charge of $0.9 million that occurred in the three months ended June 30, 2017, lower supplies and equipment costs used in research and development of $0.5 million, and lower professional expenses of $0.3 million, partially offset by the absence of a gain on equipment disposal of $0.6 million that occurred in the three months ended June 30, 2017.

Our research, development and technical efforts are focused on the following main areas:

●	Research related to fundamental CMP technology;
●	Development of new and enhanced CMP consumable products, including collaboration on joint development projects with technology-leading customers and suppliers;
●	Process development to support rapid and effective commercialization of new products;
●	Technical support of CMP products in our customers' research, development and manufacturing facilities; and,
●	Development of polishing and metrology applications outside of the semiconductor industry.

SELLING AND MARKETING

Selling and marketing expenses were $6.2 million for the three months ended June 30, 2018, which represented a decrease of 15.5%, or $1.1 million, from the three months ended June 30, 2017.  The decrease was primarily due to lower staffing-related costs of $0.5 million, the absence of amortization expense of $0.3 million resulting from an intangible asset becoming fully amortized in the prior quarter, and lower information technology expenses of $0.2 million.

INDEX

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $19.5 million for the three months ended June 30, 2018, which represented an increase of 39.8%, or $5.6 million, from the three months ended June 30, 2017. The increase was primarily due to higher staffing-related expenses of $1.9 million, including STIP costs, higher professional expenses of $1.4 million, and executive transition related costs of $1.4 million that occurred in the third quarter of fiscal 2018.

INTEREST EXPENSE

Interest expense was $0.5 million for the three months ended June 30, 2018, which represented a decrease of 54.1%, or $0.6 million for the three months ended June 30, 2017.  The decrease resulted from the payoff of our Term Loan in April 2018.

OTHER INCOME (EXPENSE), NET

Other income was $1.6 million for the three months ended June 30, 2018, which represented an increase of 1,514.8%, or $1.7 million, from other expense of $0.1 million for the three months ended June 30, 2017. The increase was primarily due to lower foreign exchange loss of $0.6 million, higher interest income of $0.5 million resulting from higher average interest rates, and gain on the termination of interest rate swap agreements of $0.5 million in the third quarter of fiscal 2018.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the third quarter of fiscal 2018 was 18.3%, compared to 22.4% in the same quarter last year. The decrease is primarily driven by the decrease in our U.S. corporate income tax rate as a result of the Tax Act, benefit from stock option exercises recorded in the income statement beginning October 2017, benefit related to changes in prior year tax positions, partially offset by the absence of benefits of the tax holiday in South Korea, which expired as of October 2017.  The Company continues to expect its effective tax rate for the fourth quarter of fiscal 2018 to be within the range of 21% to 24%.  See Note 14 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for more information on our income taxes.

NET INCOME

Net income was $35.2 million for the three months ended June 30, 2018, which represented an increase of 76.4%, or $15.2 million, from the three months ended June 30, 2017.  The significant increase was primarily due to higher revenue and higher gross margin, partially offset by higher operating expenses.

NINE MONTHS ENDED JUNE 30, 2018, VERSUS NINE MONTHS ENDED JUNE 30, 2017

REVENUE

Revenue was $433.4 million for the nine months ended June 30, 2018, which represented a 17.0%, or $63.0 million, increase from the nine months ended June 30, 2017.  The increase in revenue was primarily driven by a $42.4 million increase due to higher sales volume, a $20.4 million increase due to higher value product mix, and a $4.0 million increase due to exchange rate fluctuations, partially offset by a $3.8 million decrease due to price changes.  Revenue from tungsten slurries, dielectrics slurries and polishing pads increased 15.9%, 17.7%, and 19.4%, respectively, from the comparable period of fiscal 2017.

COST OF GOODS SOLD

Total cost of goods sold was $203.6 million for the nine months ended June 30, 2018, which represented an increase of 9.3%, or $17.3 million, from the nine months ended June 30, 2017.  The increase in cost of goods sold was primarily driven by a $9.9 million increase due to higher sales volume, a $6.9 million increase in fixed manufacturing costs, including higher incentive compensation expense, and a $1.9 million increase due to foreign exchange fluctuations, partially offset by a $5.7 million decrease in variable manufacturing costs, including material costs.  Fixed manufacturing costs included $3.9 million of NexPlanar amortization expense, compared to $3.6 million in same period of fiscal 2017.

INDEX

GROSS MARGIN

Our gross margin was 53.0% for the nine months ended June 30, 2018, as compared to 49.7% for the nine months ended June 30, 2017. The increase in gross margin was primarily due to higher sales volume, a higher value product mix, partially offset by higher fixed manufacturing costs, including higher incentive compensation.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $38.6 million for the nine months ended June 30, 2018, which represented a decrease of 7.8%, or $3.2 million, from the nine months ended June 30, 2017.  The decrease was primarily due to lower professional expenses of $1.0 million, lower supplies and equipment costs used in research and development of $0.7 million, and lower depreciation and amortization expense of $0.6 million.

SELLING AND MARKETING

Selling and marketing expenses were $18.8 million for the nine months ended June 30, 2018, which represented a decrease of 15.0%, or $3.3 million, from the nine months ended June 30, 2017.  The decrease was primarily due to lower staffing-related costs of $1.6 million, lower severance expense of $0.7 million, lower information technology expenses of $0.6 million, and lower depreciation and amortization expense of $0.3 million.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $56.2 million for the nine months ended June 30, 2018, which represented an increase of 36.6%, or $15.1 million, from the nine months ended June 30, 2017.  The increase was primarily due to higher staffing-related costs of $4.7 million, including STIP costs,  $4.2 million in costs associated with executive transitions, higher long-term incentive compensation expenses of $1.6 million, higher professional expenses of $1.6 million, and higher information technology expenses of $1.2 million.

INTEREST EXPENSE

Interest expense was $2.8 million for the nine months ended June 30, 2018, which represented a decrease of 17.6%, or $0.6 million, from the nine months ended June 30, 2017. The decrease resulted from the payoff of our Term Loan in April 2018.

OTHER INCOME (EXPENSE), NET

Other income was $3.4 million for the nine months ended June 30, 2018, which represented an increase of 201.4%, or $2.2 million, from the nine months ended June 30, 2017. The increase was primarily due to higher interest income of $1.7 million resulting from higher investment balances and higher average interest rates, gain on the sale of certain ESF assets of $1.0 million in the second quarter of fiscal 2018, and gain on the termination of interest rate swap agreements of $0.5 million in the third quarter of fiscal 2018, partially offset by higher foreign exchange loss of $0.4 million.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 47.0% for the nine months ended June 30, 2018 compared to 21.1% for the nine months ended June 30, 2017.  The increase in the effective tax rate during the first nine months of fiscal 2018 was primarily due to the unfavorable initial impact of the Tax Act that was enacted in the first quarter of fiscal 2018 and the absence of benefits of the tax holiday in South Korea, which expired as of October 2017, partially offset by the benefit from stock option exercises beginning October 2017 and benefits related to changes in prior year tax positions.

INDEX

NET INCOME

Net income was $61.8 million for the nine months ended June 30, 2018, which represented an increase of 2.3%, or $1.4 million, from the nine months ended June 30, 2017.  The increase was primarily due to higher revenue and a higher gross margin, partially offset by higher operating expenses and the $32.6 million initial unfavorable impact of the Tax Act enacted in December 2017.

INDEX

LIQUIDITY AND CAPITAL RESOURCES

We generated $104.0 million in cash flows from operating activities in the first nine months of fiscal 2018, compared to $90.0 million in cash from operating activities in the first nine months of fiscal 2017.  Our cash provided by operating activities in the first nine months of fiscal 2018 reflected net income of $61.8 million, $69.7 million in non-cash items, including $24.6 million related to the deemed repatriation transition tax of the Tax Act, and a $27.5 million decrease in cash flow due to a net increase in working capital. The increase in cash flows from operating activities compared to the first nine months of fiscal 2017 was primarily due to higher revenue and gross margin, partially offset by a higher increase in working capital.  We are still analyzing certain aspects of the Tax Act, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.  Our accruals for incentive compensation under our STIP are higher in fiscal 2018 than in fiscal 2017.  In addition, the STIP payment related to our performance in fiscal 2017, which we made in the first quarter of fiscal 2018, was $14.1 million higher than the STIP payment related to our performance in fiscal 2016, which was paid in the first quarter of fiscal 2017.

 In the first nine months of fiscal 2018, cash flows used in investing activities were $145.3 million, representing $178.4 million in purchases of investments designated as available-for-sale securities under a managed investment arrangement that were offset by $55.2 million in proceeds upon the subsequent sale of part of these investments, property, plant and equipment additions of $15.2 million, and payment for net investment hedge termination of $9.9 million, partially offset by $3.0 million of cash received for the sale of certain ESF assets that occurred in the second quarter of fiscal 2018.  In the first nine months of fiscal 2017, cash flows used in investing activities were $15.1 million, representing $15.3 million in purchases of property, plant and equipment, net of $0.6 million in proceeds from sales of property, plant and equipment.  We continue to expect our total capital expenditures in fiscal 2018 to be within the range of $18.0 million to $22.0 million.

In the first nine months of fiscal 2018, cash flows used in financing activities were $177.7 million.  We used $144.4 million to payoff the Term Loan, $33.1 million to repurchase common stock, and $20.5 million to pay dividends and dividend equivalents on our common stock.  We received $20.3 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP, and for the sale of shares to employees under our ESPP.  In the first nine months of fiscal 2017, cash flows provided by financing activities were $5.9 million.  We received $27.6 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP, and for the sale of shares to employees under our ESPP, and $5.8 million in tax benefits related to exercises of stock options and vesting of restricted stock and restricted stock units granted under the EIP and OIP.  We used $5.9 million to repurchase common stock, $14.0 million to pay dividends and dividend equivalents on our common stock, and $7.6 million to repay long-term debt.

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 276,792 shares for $30.1 million during the first nine months of fiscal 2018, and we repurchased 55,878 shares for $3.8 million during the first nine months of fiscal 2017.  As of June 30, 2018, approximately $91.9 million remained outstanding under our share repurchase program.  Share repurchases are made from time to time, depending on market and other conditions.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  Periodically, we also continue the "10b5-1" stock purchase plan agreements with independent brokers to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

In January 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock.  Pursuant to this announcement, our Board of Directors declared quarterly cash dividends of $0.18 per share, during the second, third, and fourth quarters of fiscal 2016, and during the first quarter of fiscal 2017.  Starting in the second quarter of fiscal 2017, our Board of Directors declared quarterly cash dividends of $0.20 per share in the second, third and fourth quarters of fiscal 2017, and during the first quarter of fiscal 2018. Starting in the second quarter of fiscal 2018, our Board of Directors declared quarterly cash dividends of $0.40 per share, the latest of which we paid in July 2018.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

INDEX

We entered into a Credit Agreement in February 2012 and amended this Credit Agreement in June 2014.  The amended Credit Agreement provided us with a $175.0 million Term Loan, which we paid off in April 2018, and a $100.0 million Revolving Credit Facility, with sub-limits for multicurrency borrowings, letters of credit, and swing-line loans, as well as a $100.0 million uncommitted accordion feature that allows us to request the existing lenders or, if necessary, third-party financial institutions, to provide additional capacity in the Revolving Credit Facility.  The Revolving Credit Facility remains undrawn.  The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions and according to certain terms: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 through the expiration of the Credit Agreement.    As of June 30, 2018, our consolidated leverage ratio was 0.00 to 1.00 and our consolidated fixed charge coverage ratio was 3.74 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.  The interest rate swap agreements were terminated in April 2018 in conjunction with the payoff of the Term Loan.  See Note 8 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for additional information regarding the Credit Agreement and payoff of the Term Loan.

As of June 30, 2018, we had $186.1 million of cash and cash equivalents, $112.4 million of which was held in foreign subsidiaries.  See Part II, Item 1A entitled "Risk Factors" of this Report on Form 10-Q for additional discussion of our foreign operations.

We believe that our current balance of cash and available-for-sale securities, cash generated by our operations, cash repatriation to the United States enabled by the Tax Act, and available borrowing capacity under our Credit Facilities will be sufficient to fund our operations, expected capital expenditures, dividend payments, and share repurchases for at least the next twelve months. However, in pursuit of corporate development or other initiatives, we may need to raise additional funds in the future through equity or debt financing, or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

INDEX

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2018 and September 30, 2017, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

INDEX
TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Purchase obligations	$31.6	$26.1	$4.5	$1.0	$-
Operating leases	20.5	3.5	4.8	3.8	8.4
Severance agreements	1.9	1.6	0.3	-	-
Other long-term liabilities *	33.9	0.1	4.3	3.9	25.6
Total contractual obligations	$87.9	$31.3	$13.9	$8.7	$34.0

* Other long-term liabilities include $22.5 million for deemed dividend taxes as required by the Tax Act.  We have excluded $0.1 million in deferred tax liabilities from the other long-term liability amounts presented, as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain. We have also excluded $0.5 million in deferred rent as the rent payments are included in the table above under the caption "Operating leases."

We have been operating under a multi-year supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, for the purchase of fumed silica, the current term of which runs through December 31, 2019.  This agreement provides us the option to purchase fumed silica with no minimum purchase requirements as of 2017, for which we have paid a fee of $1.5 million in each of calendar years 2017 and 2018, and for which we will pay the same in 2019.  The purchase obligation in the table above reflect management's expectation that we will meet our forecasted quantities in calendar 2018 and beyond.  Purchase obligations include an aggregate amount of $1.5 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The $1.5 million payment for calendar 2019 is included in accrued liabilities on our Consolidated Balance Sheets as of June 30, 2018.

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

INDEX

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, and the New Taiwan dollar.  Approximately 26% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which provides a natural hedge and mitigates the exposure on the Consolidated Statements of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheets.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.

Fluctuations of the won, yen, and New Taiwan dollar have not had a material impact on our Consolidated Statements of Income for the nine months ended June 30, 2018 and 2017; however, fluctuations of the won and yen during such time have had a significant impact on other comprehensive income on our Consolidated Balance Sheets.  During the nine months ended June 30, 2018, we recorded $2.3 million in foreign currency translation gains, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of June 30, 2018, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

MARKET RISK RELATED TO INVESTMENTS IN AUCTION RATE SECURITIES

At June 30, 2018, we owned one auction rate security (ARS) with a total estimated fair and par value $4.0 million, which was classified as other long-term assets on our Consolidated Balance Sheets.  Beginning in 2008, general uncertainties in the global credit markets significantly reduced liquidity in the ARS market, and this illiquidity continues.  For more information on our ARS, see Note 6 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q.

INDEX

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our products to fluctuate.  For example, the strengthening of demand conditions in the semiconductor industry we experienced during the second half of fiscal 2016 through fiscal 2017 continued through our third quarter of fiscal 2018, following relatively soft demand conditions during the second half of fiscal 2015 and the first half of fiscal 2016.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters or geopolitical events, we could experience material adverse impacts on our results of operations and financial condition.

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

During the nine months ended June 30, 2018 and 2017, our five largest customers accounted for approximately 57% of our revenue for each of the periods.  During the nine months ended June 30, 2018, Samsung, Taiwan Semiconductor Manufacturing Company (TSMC) and Hynix Semiconductor were our largest customers, accounting for approximately 18% and 12% and 10%, respectively, of our revenue.  During the nine months ended June 30, 2017, Samsung, TSMC, and Micron Technology, Inc. were our largest customers, accounting for approximately 16%, 13%, and 11%, respectively, of our revenue.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 87% of our revenue was generated by sales to customers outside of the United States for both the nine months ended June 30, 2018 and full fiscal year ended September 30, 2017.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the United States with respect to non-U.S. operations of U.S. businesses like ours, geopolitical and/or trade tensions, fluctuation in exchange rates, changes in international trade requirements and tariffs that affect our business and that of our customers and suppliers, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter risks that we may not be able to repatriate additional earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business, or other factors.

In particular, China is a fast-developing market for the semiconductor industry, and is an area of potential continued growth for us.  As business volume between China and the rest of the world continues to grow, there is risk that geopolitical, regulatory, trade and political matters could adversely affect business for companies like ours based on the complex relationships among China, the United States, and other countries in the Asia Pacific region, which could have a material adverse impact on our business.  In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, and provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, including our results of operations.

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

Further, we may never realize the perceived or anticipated benefits of a business combination or merger with, or asset or other acquisition of, or investments in, other entities.  Transactions such as these could have negative effects on our results of operations, in areas such as contingent liabilities, gross margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities.  Investments in and acquisitions of technology-related companies or assets are inherently risky because these businesses or assets may never develop, and we may incur losses related to these investments.  For example, in fiscal 2016, we recorded $1.0 million of impairment expense related to certain in-process technology, related to the NexPlanar acquisition.  In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value, which could harm our business and results of operations.

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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2018	15,280	$106.18	15,280	$113,778
May 1 through May 31, 2018	119,306	$110.53	119,306	$100,591
June 1 through June 30, 2018	76,228	$114.12	76,228	$91,892
Total	210,814	$111.51	210,814	$91,892

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  Under this program, we repurchased 210,814 shares for $23.5 million during the third quarter of fiscal 2018.  As of June 30, 2018, $91.9 million remained outstanding under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Report on Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

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

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: August 6, 2018	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: August 6, 2018	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]