Form 10-K
period 2018-09-30
CABOT MICROELECTRONICS CORP
filed 2018-11-13
CIK 1102934

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant's Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2018, as reported by the NASDAQ Global Select Market, was approximately $2,715,311,977.  For the purposes hereof, "affiliates" include all executive officers and directors of the registrant.

As of October 31, 2018, the Company had 25,506,725 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 6, 2019, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

This Form 10-K includes statements that constitute "forward-looking statements" within the meaning of federal securities regulations. For more detail regarding "forward-looking statements" see Item 7 of Part II of this Form 10-K.

CABOT MICROELECTRONICS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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

PENDING ACQUISITION OF KMG CHEMICALS, INC.

On August 14, 2018, we entered into an Agreement and Plan of Merger ("Merger Agreement") with KMG Chemicals, Inc., a Texas corporation ("KMG"), and Cobalt Merger Sub Corporation, a Texas corporation and wholly owned subsidiary of Cabot Microelectronics ("Merger Sub"), providing for the acquisition of KMG by Cabot Microelectronics.  The Merger Agreement provides that, upon the terms and subject to the satisfaction or valid waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into KMG (the "Acquisition"), with KMG continuing as the surviving corporation and a wholly owned subsidiary of Cabot Microelectronics.  The Merger Agreement and the Acquisition were unanimously approved by the board of directors of each of Cabot Microelectronics and KMG.  At the effective time of the Acquisition, each outstanding share of KMG common stock, par value $0.01 per share ("KMG Common Stock"), other than shares owned by KMG, Cabot Microelectronics and their subsidiaries, dissenting shares, or shares subject to a KMG Equity Award (as defined below), will automatically be converted into the right to receive the following consideration (collectively, the "Merger Consideration"), without interest: $55.65 in cash (the "Cash Consideration"); and, 0.2000 shares of common stock of Cabot Microelectronics, par value $0.001 per share ("CMC Common Stock").  Based on the closing price of CMC Common Stock on November 9, 2018, the most recent practicable date prior to the date of this Report on Form 10-K, the Merger Consideration is approximately $1.5 billion, which will fluctuate as the market price of CMC Common Stock fluctuates because a portion of the Merger Consideration is payable in a fixed number of shares of CMC Common Stock. As a result, the value of the Merger Consideration upon completion of the Acquisition could be greater than, less than or the same as the value of the Merger Consideration on the date of this report. Cabot Microelectronics and KMG have each made customary representations, warranties and covenants in the Merger Agreement.  The Merger Agreement contains certain customary termination rights by either Cabot Microelectronics or KMG, including if the Acquisition is not consummated by February 14, 2019.  If the Merger Agreement is terminated under certain circumstances, KMG will be obligated to pay to Cabot Microelectronics a termination fee equal to $38.8 million in cash.

Immediately prior to closing, each restricted stock unit award relating to shares of KMG Common Stock (each, a "KMG Equity Award") granted prior to August 14, 2018 will vest (with any applicable performance targets deemed satisfied at the level specified in the applicable award agreement) and be cancelled in exchange for the Merger Consideration in respect of each share of KMG Common Stock underlying the applicable KMG Equity Award.  Each KMG Equity Award granted on or following August 14, 2018 will be converted into a corresponding award relating to shares of CMC Common Stock and continue to vest post-closing in accordance with the terms of the applicable award agreement (which will include vesting on a qualifying termination of employment).

The consummation of the Acquisition is subject to customary closing conditions, including the adoption of the Merger Agreement by KMG's shareholders, the meeting for which is scheduled to occur on November 13, 2018.  Assuming such conditions are satisfied or validly waived, we expect the Acquisition to close in approximately mid-November 2018.

INDEX

On August 14, 2018, in connection with the execution of the Merger Agreement, we entered into a commitment letter, dated as of August 14, 2018 (the "Commitment Letter"), with JPMorgan Chase Bank, N.A., Bank of America, N.A. and Goldman Sachs Bank USA (together with the additional commitment parties described below, the "Commitment Parties") and Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which the Commitment Parties have committed to arrange and provide, subject to the terms and conditions of the Commitment Letter, a senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million (the "New Revolving Facility") and a senior secured term loan facility in an aggregate principal amount of up to $1,065.0 million (the "New Term Loan Facility", and together with the New Revolving Facility, the "New Credit Facilities").  On September 4, 2018, we amended and restated the commitment letter to add BMO Harris Financing, Inc., U.S. Bank, National Association, HSBC Bank USA, N.A., and PNC Bank, National Association as additional commitment parties.  On November 1, 2018, we completed the syndication of the New Credit Facilities.  See Note 20 of the Notes to the Consolidated Financial Statements of this Report on Form 10-K for additional information regarding the anticipated terms of the New Credit Facilities.

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

INDEX

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

6

INDEX
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

We believe an example of our ability to deliver innovative products for advanced applications is the growth we saw in revenue in fiscal 2018 from certain of our tungsten and dielectrics slurry products used in 3D memory, and tungsten slurry products for FinFET in advanced logic, as well as growth in revenue from our pads products.  We believe our focused effort on advanced technologies with technology-leading customers will enable us to provide more compelling new products as technology continues to advance.  In addition, we believe our polishing pads product area represents a promising opportunity for continued growth.  We believe that the combination of pad technology and products from our NexPlanar acquisition with our organic pad technology and products enables us to better serve the needs of our customers on a global basis, including the ability to offer performance-differentiated CMP slurry and pad consumable sets.

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

We believe the several supplier excellence awards we received from our customers in fiscal 2018 are evidence of our commitment to, and success in, delivering high-performing and high-quality products to our customers through close collaboration with them.  These awards recognized our product quality and reliability, our technology leadership, and our customer support capabilities.  Our global business teams are focused on a range of projects with our customers to address specific business opportunities for advanced technologies.

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

INDEX

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

INDUSTRY TRENDS

SEMICONDUCTOR INDUSTRY

We believe the semiconductor industry continues to exhibit various trends. The demand within the semiconductor business is driven primarily by MIDs, secondarily by personal computers (PCs), as well as a wide range of other electronic applications including high-performance computing and artificial intelligence. The semiconductor industry has shown fluctuation in the overall industry demand, consolidation of our customer base, pressure to reduce costs, and slower pace of technology advancement.

We have discussed the significant shift in semiconductor industry demand over the past several years from IC devices for PCs to MIDs.  Demand for MIDs is largely consumer-based, versus more enterprise-based demand for PCs, and this shift introduced fluctuations in semiconductor industry demand.  For example, the semiconductor industry experienced relatively strong demand conditions during the second half of our fiscal 2016 through the end of our fiscal 2018 following soft demand conditions during the first half of our fiscal 2016.  Industry reports suggest demand during our fiscal 2018 was primarily driven by a robust memory market, generally due to the growing requirements for storage in a wide range of end-use applications, as well as strengthening of demand for certain logic applications.  There are several factors that could drive future industry growth: the ongoing transition from traditional planar, or 2D, memory to advanced 3D memory for mobile, server, and PC applications; expected need for advanced semiconductor devices for high performance computing, virtual and augmented reality, smart phone applications, and artificial intelligence; demand for greater connectivity with wearables, peripherals, and the internet of things; increased semiconductor content in automobiles; and semiconductor industry development in China.  We continue to believe that semiconductor industry demand will grow over the long term based on increased usage of IC devices in existing applications, as well as future applications.

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

Manufacturers also have historically reduced cost, and simultaneously improved device performance, by migrating to smaller technology nodes.  However, as the industry continues to shrink dimensions, leading edge technology node transitions are becoming more challenging due to technical and physical obstacles, and the pace of technology change has slowed.  To achieve performance and cost improvements, semiconductor manufacturers are placing greater emphasis on new device architectures, including 3D memory and FinFET.  Industry commentary suggests that approximately 50% of the NAND market has been converted to 3D memory, and the industry transition is expected to continue over the next several years, providing additional anticipated momentum to memory growth.  The capacity of 3D NAND and DRAM continued to expand, primarily in Korea and China, as demand remained robust and DRAM capacity continued to be tight. We believe semiconductor manufacturers will continue to depend upon highly engineered materials in these new architectures, requiring innovative CMP solutions.

INDEX
CMP CONSUMABLES INDUSTRY

Demand for CMP consumables is primarily driven by wafer starts, so the CMP consumables industry reflects semiconductor industry demand patterns in terms of growth, cyclicality and seasonality and varying demand for specific device types.  We saw stronger demand starting in the second half of fiscal 2016 through fiscal 2018, which was consistent with other participants in the semiconductor industry.  Our revenue generated in China and Korea during fiscal 2018 increased 30% and 43%, respectively, from fiscal 2017, which is attributable to semiconductor growth in China and overall growth in the memory market.  Over the long term, we anticipate worldwide demand for CMP consumables used by IC device manufacturers will grow as a result of expected long-term growth in wafer starts, the trend to more advanced technologies and an associated increase in the number of CMP polishing steps required to produce these advanced devices, and the introduction of new materials that are expected to require CMP.

We expect the anticipated long-term growth in demand will be partially mitigated by continued efficiency improvements in CMP consumables usage as customers seek to reduce their costs.  As discussed above, semiconductor manufacturers look for ways to lower the cost of CMP consumables in their production operations, including improvements in technology, dilution of slurry, use of concentrated slurry products, or reduction of slurry flow rate, to reduce the total amount of slurry used, and to extend pad life.  In addition, CMP demand also depends upon the specific mix of IC device demand, since the intensity of CMP usage varies by IC device type.

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

Our CMP slurry competitors range from small companies that compete with a single product or in a single geographic region, to divisions of global companies with multiple lines of CMP products, and we believe we are the leader in CMP slurries.  In our view, we are the only CMP slurry supplier today that serves a broad range of customers by offering and supporting a full line of CMP slurry solutions for all major applications, with a proven track record of supplying these products globally in high volumes with the requisite high level of technical support services.

With respect to CMP polishing pads, a division of DowDuPont has held the leading position in this area for many years.  We believe we are the second largest supplier of CMP polishing pads to the industry.  A number of other companies also participate in this area of the CMP consumables business.  We believe that the combination of our existing pad technology and products with those from our acquisition of NexPlanar in 2015 enable us to meet our customers' needs for lower defectivity, greater pad consistency, and longer pad life.  In addition, we believe that our full array of polishing pads offerings enables us to better serve our customers on a global basis, including our performance-differentiated slurry and pad consumable sets.

Our QED subsidiary operates in the precision optics industry.  There are few direct competitors of QED and we believe its technology is unique and provides a competitive advantage to customers in the precision optics industry, which still relies heavily on traditional artisanal methods of fabrication.

INDEX

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

In fiscal 2018, our five largest customers accounted for approximately an aggregate 57% of our revenue, with Samsung, Taiwan Semiconductor Manufacturing Company (TSMC) and SK Hynix Inc. accounting for approximately 18%, 12%, and 10%, respectively, of our revenue. For additional information on our customers, refer to Note 2 of the "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of this Form 10-K.

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

Our technology efforts are focused on five main areas that span the early stage of product development involving new materials, processes and designs several years in advance of commercialization, to continuous improvement of already commercialized products in daily use in our customers' manufacturing facilities:

●	Research related to fundamental CMP technology;
●	Development of new and enhanced CMP consumables products, including collaboration on joint development projects with technology-leading customers and suppliers;
●	Process development to support rapid and effective commercialization of new products;
●	Technical support of our CMP products in our customers' research, development and manufacturing facilities; and,
●	Development of polishing and metrology applications outside of the semiconductor industry.

INDEX

Our research in CMP slurries and pads addresses a breadth of complex and interrelated performance criteria that relate to the functional performance of IC devices, our customers' manufacturing yields, and their overall cost of ownership.  We design slurries and pads that are capable of polishing one or more materials of differing hardness, sometimes at the same time, that comprise the semiconductor circuitry.  In addition, our products must achieve the desired surface conditions at high polishing rates, high processing yields and low consumables costs in order to provide acceptable cost of ownership for our customers.  As technology advances and materials and designs increase in complexity, these challenges require significant investments in R&D.

We also commit R&D resources to our ESF business.  Products under development in this area include products used to polish silicon wafers to improve the surface quality of these wafers and reduce the customers' total cost of ownership.

We believe that our technology provides us with a competitive advantage, and that our investments in R&D provide us with polishing and metrology capabilities that support the most advanced and challenging customer technology requirements.  In fiscal years 2018, 2017 and 2016, we incurred approximately $52.0 million, $55.7 million and $58.5 million, respectively, in R&D expenses.  Investments in property, plant and equipment to support our R&D efforts are capitalized and depreciated over their useful lives.

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

INTELLECTUAL PROPERTY

We believe our intellectual property is important to our success and ability to compete, and we also differentiate our products and technology by their high quality and reliability, and our quality systems, global supply chain and logistics.  As of October 31, 2018, we had 1,319 active worldwide patents, of which 276 are U.S. patents, and 410 pending worldwide patent applications, of which 45 are in the United States.  Many of these patents are important to our continued development of new and innovative products for CMP and related processes, as well as for new businesses.  Our patents have a range of duration.  We refresh our intellectual property on an ongoing basis through continued innovation.  As an example, we have had patent coverage that was important to some of our legacy business, and continue to have significant other patents that protect this technology and other legacy and advanced technology with a range of duration.  We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, use of certain manufacturing technologies, exclusive contractual arrangements with suppliers, and with employee and third party-nondisclosure and assignment agreements.  We vigorously protect and defend our intellectual property, and have been successful in this regard.

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

INDEX

ENVIRONMENTAL MATTERS

 Our facilities are subject to various environmental, safety and health laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes, and occupational safety and health.  We believe that our facilities are in substantial compliance with applicable environmental laws and regulations.  Our major operations in the United States, Japan, Singapore, South Korea and Taiwan are certified under current ISO 14001 Environmental and OHSAS 18001 Safety and Health standards, which requires that we implement and operate according to various procedures that demonstrate waste reduction, energy conservation, injury reduction and other environmental, health and safety objectives.  We have achieved certification under the revised ISO 14001 standards and are now actively pursuing certification under revised OHSAS 18001 standards that will transition to ISO 45001 standards over the next three years.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental, safety and health laws and regulations in the United States and other countries in which we do business, but we do not expect these costs will be material.

EMPLOYEES

We believe our employees are the foundation of our success.  As of October 31, 2018, we employed 1,219 individuals, including  722 in operations, 248 in research and development and technical, 84 in sales and marketing and  165 in administration.  In general, our employees are not covered by collective bargaining agreements.  We have not experienced any work stoppages and consider our relations with our employees to be good.

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

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports, as well as any other filings with the SEC, including our Form S-4 Registration Statement with respect to our pending acquisition of KMG, and amendments thereto, are made available free of charge on our Company website, www.cabotcmp.com, as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission (SEC).  Any materials that the Company files with the SEC are also available to read and copy at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Statements regarding beneficial ownership of our securities by our executive officers and directors are made available on our Company website following the filing of such with the SEC.  In addition, the SEC's website (http://www.sec.gov) contains reports, proxy statements, and other information that we file electronically with the SEC.

INDEX
ITEM 1A.  RISK FACTORS

RISKS RELATING TO OUR BUSINESS

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND MERGERS OR STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL, OR WE MAY ENCOUNTER UNATICIPATED ISSUES IN IMPLEMENTING THEM

We expect to continue to make investments in technologies, assets and companies, either through acquisitions, mergers, investments or alliances, in order to supplement our internal growth and development efforts.  Acquisitions, mergers, and investments, including our acquisition of NexPlanar, which we completed in October 2015, and our pending acquisition of KMG announced in August 2018 and expected to close in mid-November 2018, involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; difficulties and risks from unanticipated issues arising subsequent to a transaction related to the other entity; diversion of management's attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets in which we have limited or no direct prior experience and where competitors have stronger positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

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

Our planned acquisition of KMG is still pending at the time of filing of this Report on Form 10-K. Some risks related to the Acquisition include: the uncertainty of the value of the acquisition consideration we will pay because the value is partially based on the market price of our common stock, which has fluctuated and will continue to fluctuate through the close of the Acquisition; the ability to satisfy the conditions of closing of the Acquisition on the expected timing or at all and other risks related to the completion of the Acquisition; expected benefits, synergies and growth prospects of the proposed transaction may not be achieved in a timely manner or at all; we may not be able to successfully integrate KMG's business with Cabot Microelectronics following the close; we may not be able to retain and hire key personnel; any disruption of our business relationships with customers, suppliers, distributors or employees due to uncertainty associated with the Acquisition; the potential dilutive impact to our earnings per share due to the issuance of shares of our common stock in the Acquisition; and, a potential decline in the market price of our common stock following the Acquisition. For additional information regarding risks relating to the acquisition of KMG, refer to "Risk Factors—Risks Relating to the Merger" in our Form S-4 Registration Statement filed with the SEC on September 12, 2018 and Form S-4/A filed on October 5, 2018.

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and our revenue is primarily dependent upon semiconductor demand.  Historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our products to fluctuate.  For example, the strengthening of demand conditions in the semiconductor industry we experienced during the second half of fiscal 2016 continued through fiscal 2018, following relatively soft demand conditions during the first half of fiscal 2016.  Furthermore, competitive dynamics within the semiconductor industry may impact our business.  Our limited visibility to future customer orders makes it difficult for us to predict industry trends.  If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters or geopolitical events, we could experience material adverse impacts on our results of operations and financial condition.

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

In fiscal 2018, our five largest customers accounted for approximately an aggregate 57% of our revenue, with Samsung, TSMC and SK Hynix Inc. accounting for approximately 18%, 12%, and 10%, respectively, of our revenue.  In fiscal year 2017, our five largest customers accounted for approximately 57% of our revenue, with Samsung, TSMC, and Micron Technology, Inc. accounting for approximately 16%, 13%, and 10%, respectively, of our revenue.

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

We depend on our supply chain to enable us to meet the demands of our customers.  Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers.  Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our CMP slurries and pads, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, or geopolitical, trade or labor-related issues, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers.  Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.

We believe it would be difficult to promptly secure alternative sources of key raw materials in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by us and our customers.  In addition, new contract terms, forced production or manufacturing changes, contractual amendments to existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us.  Also, if we change the supplier or type of key raw materials we use to make our CMP slurries or pads, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our CMP slurries and pads for their manufacturing processes and products.  The requalification process could take a significant amount of time and expense to complete and could occupy technical resources of our customers that might otherwise be used to evaluate our new products, thus delaying potential revenue growth, or motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of CMP consumables to these customers.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 87%, 86% and 86% of our revenue was generated by sales to customers outside of the United States during fiscal years 2018, 2017 and 2016, respectively.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the United States with respect to non-U.S. operations of U.S. businesses like ours, geopolitical and/or trade tensions, fluctuation in exchange rates, changes in international trade requirements and sanctions and/or tariffs that affect our business and that of our customers and suppliers, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights.  We also may encounter risks that we may not be able to repatriate additional earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business, or other factors.

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

TAX INCREASES OR CHANGES IN TAX RULES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

As a company conducting business on a global basis, we are exposed, both directly and indirectly, to effects of changes in United States, state, local and foreign tax rules. On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Known and certain estimated effects based upon current interpretation of the Tax Act have been incorporated into our financial results. As additional clarification and implementation guidance is issued on the Tax Act, it may be necessary to adjust the provisional amounts. Adjustments to provisional amounts could be material to our results of operations and cash flows. In addition, there is a risk that state or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows.

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

INDEX

 In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. New privacy security laws and regulations, including the United Kingdom's Data Protection Act 2018 and the European Union General Data Protection Regulation 2016 that became effective May 2018, among others, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.

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

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic, geopolitical, political and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements, and changes in market evaluations, by securities analysts, investors, market participants or others, of or related to, us or participants in the semiconductor and related industries; changes in business, trade or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital deployment strategy, issuances of shares of our capital stock or entering into a business combination or other strategic transaction, such as our pending acquisition of KMG; and trading volume of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

INDEX
ITEM 2.  PROPERTIES

 Our principal U.S. facilities that we own consist of:

◾	a global headquarters and research and development facility in Aurora, Illinois, comprising approximately 200,000 square feet;
◾	a commercial slurry manufacturing plant and distribution center in Aurora, Illinois, comprising approximately 175,000 square feet; and
◾	a commercial polishing pad manufacturing plant and offices in Aurora, Illinois, comprising approximately 48,000 square feet.

Our principal U.S. facilities that we lease consist of:

*	two commercial pad manufacturing plants and offices in Hillsboro, Oregon, comprising approximately 140,000 square feet; and
*	a development and technical support facility and business office in Rochester, New York, comprising approximately 23,000 square feet.

Our principal foreign facilities that we own consist of:

*	a commercial slurry and pad manufacturing plant, automated warehouse, research and development facility and offices in Kaohsiung County, Taiwan, comprising approximately 190,000 square feet;
*	a commercial slurry manufacturing plant and distribution center, and a development and technical support facility in Geino, Japan, comprising approximately 165,000 square feet; and
*	a commercial slurry manufacturing plant, development facility and offices in Oseong, South Korea, comprising approximately 110,000 square feet.

Our principal foreign facilities that we lease consist of:

*	an office in Hsin-Chu, Taiwan, comprising approximately 30,000 square feet; and
*	a commercial slurry manufacturing plant, research and development facility and business office in Singapore, comprising approximately 24,000 square feet.

We believe that our facilities are suitable and adequate for their intended purpose and provide us with sufficient capacity and capacity expansion opportunities and technological capability to meet our current and expected demand in the foreseeable future.  For example, we expanded our facilities in Hillsboro, Oregon in fiscal 2018 to support future growth.

INDEX

ITEM 3.  LEGAL PROCEEDINGS

While we are not involved in any legal proceedings that we believe will have a material impact on our consolidated financial position, results of operations or cash flows, we periodically become a party to legal proceedings in the ordinary course of business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

INDEX
EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning our executive officers and their ages as of October 31, 2018.

NAME	AGE	POSITION

David H. Li	45	President and Chief Executive Officer
Scott D. Beamer	47	Vice President and Chief Financial Officer
H. Carol Bernstein	58	Vice President, Secretary and General Counsel
Thomas F. Kelly	53	Vice President and Chief Commercial Officer
Ananth Naman	48	Vice President, Asia Pacific, and Chief Technology Officer
Eleanor K. Thorp	44	Vice President, Human Resources
Daniel D. Woodland	48	Vice President and Chief Marketing and Operations Officer
Thomas S. Roman	57	Principal Accounting Officer and Corporate Controller

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

SCOTT D. BEAMER has served as our Vice President and Chief Financial Officer since January, 2018.  Prior to joining us, Mr. Beamer served as Vice President and Chief Financial Officer of Stepan Company from August 2013.  Before that, Mr. Beamer held various senior finance roles over a 16-year career at PPG Industries, Inc., including serving as its CFO – Europe, and as its Assistant Corporate Controller.  Mr. Beamer has a B.S. from Bloomsburg University, and an M.B.A. from the University of Pittsburgh, and began his career at Ernst & Young.

H. CAROL BERNSTEIN has served as our Vice President, Secretary and General Counsel since August 2000.  From 1998 until joining us, Ms. Bernstein served as the General Counsel and Director of Industrial Technology Development of Argonne National Laboratory/the University of Chicago. From 1985 through 1997, she served in various positions with the IBM Corporation, culminating in serving as an Associate General Counsel, and was the Vice President, Secretary and General Counsel of Advantis Corporation, an IBM joint venture. Ms. Bernstein received her B.A. from Colgate University and her J.D. from Northwestern University; she is a member of the Bar of the States of Illinois and New York.

THOMAS F. KELLY has served as our Vice President and Chief Commercial Officer since October 2017, and prior to that had served as our Vice President of Corporate Development since September 2016.  From 2012 until joining us, Mr. Kelly served as the Director of Global Raw Materials Procurement for Celanese Corporation.  Prior to that, he held various roles at Chemtura Corporation, culminating in serving as Vice President of New Business Development and the Program Management Organization from 2010 to 2012, and was Vice President of Product Management, Operations and Integration Planning from 2008 to 2010.  Before that, Mr. Kelly held various senior business operations, product management, and supply chain assurance positions with us from 1999 through 2008.  Mr. Kelly received his B.S. and M.S. degrees in Chemical Engineering from Villanova University, and his M.B.A. from Drexel University.

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

INDEX

ELEANOR K. THORP has served as our Vice President, Human Resources since September 2018.  Ms. Thorp rejoined our company after serving as the Head of Human Resources and Recruiting at Sephora Digital SEA, from 2015 through 2018, based in Singapore.  Prior to that, Ms. Thorp was Cabot Microelectronics' Human Resources Director of Asia Pacific from 2013 through 2015.  Before this, she was Head of Human Resources and Recruiting at Frontier Strategy Group, and also spent time in executive search, working across a wide range of industries, based first in London and then in New York.  Ms. Thorp graduated from the University of Cambridge (England) with a B.A. in Social and Political Science.

DANIEL D. WOODLAND has served as our Vice President and Chief Marketing and Operations Officer since October 2017, and prior to that had served as our Vice President of Marketing since January 2015.  From June 2009 through December 2014, Dr. Woodland served as our Global Business Director for Dielectrics, after having served as our Marketing Director since December 2006.  Prior to that, Dr. Woodland served as Product Line Manager, and held various research and development positions after joining us in September 2003.  Before joining us, Dr. Woodland held management roles at OMNOVA Solutions.  Dr. Woodland received a B.A. in Physics from the University of California – Berkeley, and a Ph.D. in Physics from the University of Maine.

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

		HIGH	LOW
Fiscal 2017
	First Quarter	64.45	50.66
	Second Quarter	77.01	62.41
	Third Quarter	81.85	69.88
	Fourth Quarter	81.39	68.00
Fiscal 2018
	First Quarter	102.92	79.36
	Second Quarter	115.94	92.38
	Third Quarter	119.32	97.42
	Fourth Quarter	123.76	101.17
Fiscal 2019 First Quarter (through October 31, 2018)		104.07	89.19

As of October 31, 2018, there were approximately 598 holders of record of our common stock.  In January 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock.  Pursuant to this announcement, our Board of Directors declared quarterly cash dividends of $0.18 per share, during the second, third, and fourth quarters of fiscal 2016, and during the first quarter of fiscal 2017.  Starting in the second quarter of fiscal 2017, our Board of Directors declared quarterly cash dividends of $0.20 per share, which continued in each quarter through the first quarter of fiscal 2018. Starting in the second quarter of fiscal 2018, our Board of Directors declared quarterly cash dividends of $0.40 per share, the latest of which we paid in October 2018.  The declaration and payment of future dividends is subject to the discretion and determination of the Company's Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

Jul. 1 through Jul. 31, 2018	34,170	$114.89	33,999	$87,986

Aug. 1 through Aug. 31, 2018	42,579	115.65	42,500	83,071

Sep. 1 through Sep. 30, 2018	17,162	109.11	16,500	$81,271

Total	93,911	$114.17	92,999	$81,271

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  Under this program, we repurchased 369,791 shares for $40.7 million in fiscal 2018.  As of September 30, 2018, $81.3 million remains available under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Liquidity and Capital Resources", of this Form 10-K.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and currently anticipate we will continue to do so.

INDEX

Separate from this share repurchase program, we purchased a total of 38,166 shares during fiscal 2018 pursuant to the terms of our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan, as amended (OIP), as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock awarded under the OIP.

EQUITY COMPENSATION PLAN INFORMATION

See Part III, Item 12 of this Form 10-K for information regarding shares of common stock that may be issued under the Company's existing equity compensation plans.

INDEX

STOCK PERFORMANCE GRAPH

The following graph illustrates the cumulative total stockholder return on our common stock during the period from September 30, 2013 through September 30, 2018 and compares it with the cumulative total return on the NASDAQ Composite Index and the Philadelphia Semiconductor Index.  The comparison assumes $100 was invested on September 30, 2013 in our common stock and in each of the foregoing indices and assumes reinvestment of the quarterly cash dividends declared in fiscal 2016, 2017 and 2018.  The performance shown is not necessarily indicative of future performance.  See "Risk Factors" in Part I, Item 1A above.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cabot Microelectronics Corporation, the NASDAQ Composite Index
and the PHLX Semiconductor Index

$350
$300
$250
$200
$150
$100
$50
$0
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
Cabot Microelectronics Corporation
NASDAQ Composite
PHLX Semiconductor

*$100 invested on 9/30/13 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/13	12/13	3/14	6/14	9/14	12/14	3/15	6/15	9/15	12/15	3/16

Cabot Microelectronics Corporation	100.00	118.67	114.26	115.94	107.63	122.88	129.76	122.33	100.60	113.68	106.71
NASDAQ Composite	100.00	110.41	111.85	118.36	121.64	128.28	133.11	136.27	127.37	138.65	135.53
PHLX Semiconductor	100.00	108.68	117.36	127.33	130.24	139.60	137.19	132.11	119.78	130.71	135.70

	6/16	9/16	12/16	3/17	6/17	9/17	12/17	3/18	6/18	9/18

Cabot Microelectronics Corporation	110.90	139.06	166.50	202.48	195.66	212.38	250.51	286.23	288.48	276.71
NASDAQ Composite	135.00	148.79	150.57	166.25	173.12	183.54	195.89	201.02	214.63	230.21
PHLX Semiconductor	141.32	167.42	172.35	189.52	195.73	221.76	241.86	260.31	253.15	264.21

INDEX

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for each year of the five-year period ended September 30, 2018 has been derived from the audited consolidated financial statements.

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

CABOT MICROELECTRONICS CORPORATION
SELECTED FINANCIAL DATA - FIVE YEAR SUMMARY
(Amounts in thousands, except per share amounts)

	Year Ended September 30,
	2018	2017	2016	2015	2014
Consolidated Statement of Income Data:
Revenue	$590,123	$507,179	$430,449	$414,097	$424,666
Cost of goods sold	276,018	253,050	220,247	201,866	221,573
Gross profit	314,105	254,129	210,202	212,231	203,093

Operating expenses:
Research, development and technical	51,950	55,658	58,532	59,778	59,354
Selling and marketing	25,044	30,846	27,717	24,983	26,513
General and administrative	76,993	55,637	49,445	52,430	45,418
Total operating expenses	153,987	142,141	135,694	137,191	131,285

Operating income	160,118	111,988	74,508	75,040	71,808

Interest expense	2,905	4,529	4,723	4,524	3,354
Other income (expense), net	4,498	1,913	653	681	140
Income before income taxes	161,711	109,372	70,438	71,197	68,594
Provision for income taxes	51,668	22,420	10,589	15,051	17,843
Net income	$110,043	$86,952	$59,849	$56,146	$50,751

Basic earnings per share	$4.31	$3.47	$2.47	$2.32	$2.12
Weighted average basic shares outstanding	25,518	25,015	24,077	24,040	23,704
Diluted earnings per share	$4.19	$3.40	$2.43	$2.26	$2.04
Weighted average diluted shares outstanding	26,243	25,512	24,477	24,632	24,611
Cash dividends per share	$1.40	$0.78	$0.54	$-	$-

	As of September 30,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$352,921	$397,890	$287,479	$354,190	$284,155
Other current assets	169,860	153,092	149,351	140,318	143,838
Property, plant and equipment, net	111,403	106,361	106,496	93,743	100,821
Other assets	146,789	176,757	183,904	72,223	72,353
Total assets	$780,973	$834,100	$727,230	$660,474	$601,167

Current liabilities	$101,154	$91,213	$65,885	$60,644	$55,448
Long-term debt	-	132,997	146,961	155,313	164,063
Other long-term liabilities	13,127	14,853	16,736	15,553	9,654
Total liabilities	114,281	239,063	229,582	231,510	229,165
Stockholders' equity	666,692	595,037	497,648	428,964	372,002
Total liabilities and stockholders' equity	$780,973	$834,100	$727,230	$660,474	$601,167

INDEX

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), as well as disclosures included elsewhere in this Report on Form 10-K, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Report on Form 10-K are forward-looking.  In particular, forward-looking statements include statements herein regarding the expected timetable for closing of the pending acquisition of KMG; the expected benefits and synergies of the pending acquisition of KMG and the capital structure of the combined company; our and KMG's beliefs, plans and expectations; future sales and operating results; growth or contraction of, and trends in the industry and markets in which the Company participates; the Company's management; various economic or political factors and international or national events, including related to the enactment of trade sanctions, tariffs, or other similar matters; regulatory or legislative activity, including the enactment of the Tax Act in December 2017 in the United States; product performance; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; new product introductions; development of new products, technologies and markets; the Company's supply chain; the financial conditions of the Company's customers; natural disasters; the acquisition of, investment in, or collaboration with other entities; uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors; financing facilities and related debt, payoff or payment of principal and interest, and compliance with covenants and other terms; the Company's capital structure; the Company's current or future tax rate, including the effects of the Tax Act in the United States; and the operation of facilities by the Company; and statements preceded by, followed by or that include the words "intends," "estimates," "plans," "believes," "expects," "anticipates," "should," "could" or similar expressions, are forward-looking statements.  These forward-looking statements involve a number of risks, uncertainties, and other factors, that could cause actual results to differ materially from those described by these forward-looking statements.  We assume no obligation to update this forward-looking information.  The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

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

In fiscal 2018, we experienced continued strong demand for our products, consistent with demand conditions in the overall semiconductor industry, particularly for memory applications.  This was driven in part by our memory customers' migration from 2D to 3D NAND, which requires more CMP processing steps.  In addition, continued capacity expansions in 3D NAND, primarily in Korea and China, should continue to provide future growth opportunities for us. In the advanced logic and foundry segments, we believe that new applications in areas such as mobile, artificial intelligence (or AI), and blockchain will continue to drive demand for advanced logic semiconductors going forward. In addition, the legacy logic and foundry area of the industry continues to benefit from growth in applications such as internet of things, autonomous driving, industrial automation, cloud and high-performance computing, virtual reality, and 5G. We believe we remain well-positioned to benefit from these long-term demand trends.  However, there are many factors that make it difficult for us to predict future revenue trends for our business, including those discussed in Part I, Item 1A entitled "Risk Factors" in this Form 10-K.

INDEX

Revenue for fiscal 2018 was $590.1 million, which represented an increase of 16.4% from $507.2 million reported for fiscal 2017, and was a record for the Company.  The increase in revenue from fiscal 2017 included record annual revenue in our tungsten slurries, dielectrics slurries, and polishing pads, which grew 14.3%, 16.1% and 21.0%, respectively, from last year.  In addition, results benefited from record revenue in ESF, which includes QED Technologies.

Gross margin, representing gross profit as a percentage of revenue, for fiscal 2018 was 53.2%, compared to 50.1% in fiscal 2017.  The increase in gross margin from last year was primarily due to higher sales volume and a higher value product mix, partially offset by higher fixed manufacturing costs, including higher staffing-related expense.  We currently expect our gross margin for full fiscal year 2019 to be between 53% and 54%, which includes approximately 80 basis points of NexPlanar amortization expense and does not take into account expected expenses related to the pending acquisition of KMG.  We may continue to experience fluctuations in our gross margin due to a number of factors, including changes in our product mix and the extent to which we utilize our manufacturing capacity, which may cause our annual and quarterly gross margin to be above or below this annual guidance range.

Operating expenses, which include research, development and technical, selling and marketing, and general and administrative expenses, were $154.0 million in fiscal 2018 compared to $142.1 million in fiscal 2017.  The increase in operating expenses of 8.3%, or $11.8 million, from fiscal 2017 was primarily due to executive officer transition costs, costs related to the proposed acquisition of KMG, as well as higher staffing-related expense.  We currently expect total operating expenses for our full fiscal year 2019 to be between $154.0 million and $158.0 million. This includes approximately $1.9 million of NexPlanar amortization expense, but does not include any expenses related to KMG acquisition.

Diluted earnings per share in fiscal 2018 were a record level of $4.19, and represented an increase of 23.2%, or $0.79, from $3.40 in fiscal 2017.  The increase was primarily due to higher revenue and a higher gross margin, partially offset by higher operating expenses and the unfavorable impact of the enactment of the Tax Act in December 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This MD&A, as well as disclosures included elsewhere in this Report on Form 10-K, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to bad debt expense, inventory valuation, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, share-based compensation, income taxes and contingencies.  We base our estimates on historical experience, current conditions and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as for identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  Our allowance for doubtful accounts is based on historical collection experience, adjusted for any specific known conditions or circumstances.  While historical experience may provide a reasonable estimate of uncollectible accounts, actual results may differ from what was recorded.  We will continue to monitor the financial solvency of our customers and, if global economic, or individual customer, conditions weaken, we may have to record additional increases to our allowance for doubtful accounts.  As of September 30, 2018, our allowance for doubtful accounts represented 2.4% of gross accounts receivable.  If we had increased our estimate of bad debts by 100 basis points to 3.4% of gross accounts receivable, our general and administrative expenses would have increased by $0.7 million.

INDEX

INVENTORY VALUATION

We value inventory at the lower of cost or market and write down the value of inventory for estimated obsolescence or if inventory is deemed unmarketable.  An inventory reserve is maintained based upon a historical percentage of actual inventories written off applied against the inventory value at the end of the period, adjusted for known conditions and circumstances.  We exercise judgment in estimating the amount of inventory that is obsolete.  Should actual product marketability be affected by conditions that are different from those projected by management, revisions to the estimated inventory reserve may be required.  If we had increased our reserve for obsolete inventory at September 30, 2018 by 10%, our cost of goods sold would have increased by $0.3 million.

IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

We assess the recoverability of the carrying value of long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the assets may be impaired.  We perform a periodic review of our long-lived assets to determine if such impairment indicators exist.  We must exercise judgment in assessing whether an event of impairment has occurred.  For purposes of recognition and measurement of an impairment loss, long-lived assets are either individually identified or grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We must exercise judgment in this grouping.  If the sum of the undiscounted future cash flows expected to result from the identified asset group is less than the carrying value of the asset group, an impairment provision may be required.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset group from the net book value of the asset group.  Determining future cash flows and estimating fair values require significant judgment and are highly susceptible to change from period to period because they require management to make assumptions about future sales and cost of sales generally over a long-term period.  We did not record any impairment expense in fiscal 2018 and 2016.  We recorded impairment expense on long-lived assets of $0.9 million in fiscal 2017 related to surplus research and development equipment, which was subsequently sold for a gain.

We evaluate the estimated fair value of investments annually, or more frequently if indicators of potential impairment exist, to determine if an other-than-temporary impairment in the value of the investment has taken place.

BUSINESS COMBINATIONS

We account for our acquisitions under the current standards of accounting for business combinations.  These standards require assets and liabilities of an acquired business to be recognized at their estimated fair value.  We engage independent third-party appraisal firms to assist us in determining the fair values of assets and liabilities acquired.  This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.  Goodwill represents the residual value of the purchase price over the fair value of net assets acquired, including identifiable intangible assets.

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

As described elsewhere in this Report on Form 10-K, in August 2018, we entered into a Merger Agreement pursuant to which we will acquire KMG, which we expect to close in approximately mid-November 2018, subject to customary closing conditions, including the adoption of the Merger Agreement by KMG's shareholders. We intend to account for the Merger using the business combination standard, and we will be treated as the acquirer for accounting purposes.

In fiscal 2016, we recorded $58.4 million of goodwill and $55.0 million of intangible assets related to our acquisition of NexPlanar.  The intangible assets included $50.0 million with finite lives and $5.0 million of in-process technology.  In the fourth quarter of fiscal 2016, we determined that one of the products under development was unlikely to meet our original cash flow projections based on information received subsequent to the date of acquisition.  Consequently, we recorded a $1.0 million impairment of this intangible asset. The remaining $4.0 million was subsequently reclassified to developed technology and we began amortizing this intangible asset in fiscal 2018.

INDEX

GOODWILL AND INTANGIBLE ASSETS

Purchased intangible assets with finite lives are amortized over their estimated useful lives and are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.  Goodwill and indefinite lived intangible assets are not amortized and are tested annually in our fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  A component is a reporting unit when the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We have three reporting units, all of which had goodwill as of September 30, 2018, the date of our annual impairment test.  Two of the reporting units, CMP Slurries and CMP Pads, represent 95% of the goodwill balance on our Consolidated Balance Sheet as of September 30, 2018.  The goodwill related to CMP Pads resulted from our acquisition of NexPlanar.

Accounting guidance provides an entity the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a quantitative analysis ("step one").  Similarly, an entity has the option to use a step zero or step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2016, 2017 and 2018, we chose to use a step one analysis for both goodwill impairment and for the recoverability of indefinite-lived intangible assets, with the exception of our CMP Slurries reporting unit, for which we chose to use a step zero analysis for fiscal 2018.

Factors requiring significant judgment include the selection of valuation approach and assumptions related to future revenue and gross margin growth rates, discount factors and royalty rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.  The CMP Pads reporting unit and QED reporting unit each had a calculated fair value that was in excess of the carrying value greater than 50%.  As a result of the review performed in the fourth quarter of fiscal 2018, and the related sensitivity analysis, we determined that there was no impairment of our goodwill as of September 30, 2018.  There was no goodwill impairment recorded in fiscal 2017. In fiscal 2016, as noted above, we recorded a $1.0 million impairment of certain NexPlanar in-process technology.

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, and restricted stock, restricted stock unit and performance share unit ("PSU") awards, and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options, expected dividend yield and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and for stock option grants made prior to December 2017, we have added a slight premium to this expected term for employees who meet the definition of retirement-eligible pursuant to their stock option grants during the contractual term of the grant.  As of December 2017, the provisions of new stock option grants and restricted stock unit awards state that except in certain circumstances, including termination for cause, once an employee meets the retirement eligibility requirements, any remaining unvested share-based awards will continue to vest regardless of termination of service. Consequently, the requisite service period for the award is satisfied upon retirement eligibility. Therefore, for those employees who have met the retirement eligibility at the grant date, we now record the total share-based compensation expense upon award; for those employees who will meet the retirement eligibility during the four-year vesting period, we now record the share-based compensation expense over the period from the grant date through the date of retirement eligibility, rather than over the four-year vesting period stated in the award agreement. Due to the change in retirement eligibility for awards in December 2017, $0.9 million was immediately recorded as expense in the first quarter of fiscal 2018.

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

INDEX

In the first quarter of fiscal 2018, we adopted ASU No. 2016-09, "Improvements to Employee Share Based Payment Accounting" (Topic 718) (ASU 2016-09) prospectively. The provisions of this standard relate to aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits on the Consolidated Statements of Cash Flows and earnings per share calculations.  As a result of the adoption, our excess tax benefits were recorded as a reduction to the provision for income taxes, rather than an increase to equity.  Therefore, we recorded a tax benefit of $7.3 million in our Consolidated Statements of Income for fiscal 2018. The net income, including the impact of the tax benefits, was used to calculate our basic earnings per share under the new guidance.  In addition, we have elected to continue to estimate forfeitures under ASC 718 pursuant to the adoption of ASU 2016-09.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of award.

In fiscal 2016, in conjunction with our acquisition of NexPlanar, we granted incentive stock options (ISOs), as allowed under our current Omnibus Incentive Plan, to certain NexPlanar employees in substitution for unvested ISOs they had held in NexPlanar at the time of the closing of the acquisition.  We used the Black-Scholes option-pricing model to estimate the grant date fair value of these ISOs to calculate share-based compensation expense in fiscal 2016 and for future periods.

ACCOUNTING FOR INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We assess whether or not our deferred tax assets will ultimately be realized and record an estimated valuation allowance on those deferred tax assets that may not be realized.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal 2016 and 2017,  we maintained an assertion to permanently reinvest the earnings of all of our foreign subsidiaries.  In light of the enactment of the Tax Act in December 2017 and the associated transition to a territorial tax system, we no longer considered our foreign earnings to be indefinitely reinvested and repatriated $197.9 million in fiscal 2018.  In addition, the Tax Act incudes complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate income tax rate to 21% effective January 1, 2018; and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years. As a result of the Tax Act, the SEC staff issued accounting guidance that provides up to a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act (SAB 118).  To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but for which the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.  If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  New guidance regulators, changes in interpretations of the Tax Act, and refinement of our estimates from ongoing analysis of data and tax positions may change the provisional amounts.  See the section titled "Liquidity and Capital Resources" in this MD&A and Note 16 of the "Notes to the Consolidated Financial Statements" of this Form 10-K for additional information on income taxes and permanent reinvestment.

COMMITMENTS AND CONTINGENCIES

We have entered into certain unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers.  We review our agreements on a quarterly basis and make an assessment of the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.  In addition, we are subject to the possibility of various loss contingencies arising in the ordinary course of business, such as a legal proceeding or claim.  An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

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

INDEX

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue of certain line items included in our historical statements of income:

	Year Ended September 30,
	2018	2017	2016

Revenue	100.0%	100.0%	100.0%
Cost of goods sold	46.8	49.9	51.2
Gross profit	53.2	50.1	48.8

Research, development and technical	8.8	11.0	13.6
Selling and marketing	4.2	6.1	6.4
General and administrative	13.0	11.0	11.5
Operating income	27.1	22.1	17.3
Interest expense	0.5	0.9	1.1
Other income, net	0.8	0.4	0.2
Income before income taxes	27.4	21.5	16.4
Provision for income taxes	8.8	4.4	2.5

Net income	18.6%	17.1%	13.9%

INDEX
YEAR ENDED SEPTEMBER 30, 2018, VERSUS YEAR ENDED SEPTEMBER 30, 2017

REVENUE

Revenue was $590.1 million in fiscal 2018, which represented an increase of 16.4%, or 82.9 million, from fiscal 2017.  The increase in revenue was driven by a $52.9 million increase due to higher sales volume, a $27.5 million increase due to a higher value product mix, and a $4.4 million increase due to foreign exchange fluctuations, partially offset by a $1.8 million decrease due to price changes.  The increase in sales volume was consistent with continued overall strong demand conditions in the global semiconductor industry.  Revenue from tungsten slurries, dielectrics slurries, polishing pads and ESF increased 14.3%, 16.1%, 21.0% and 36.4%, respectively, from fiscal 2017.

COST OF GOODS SOLD

Total cost of goods sold was $276.0 million in fiscal 2018, which represented an increase of 9.1%, or $23.0 million, from fiscal 2017.  The increase in cost of goods sold was primarily driven by a $12.4 million increase due to higher sales volume, a $6.6 million increase in fixed manufacturing costs, including higher staffing-related expenses, a $2.9 million increase due to product mix, a $2.0 million increase due to foreign exchange fluctuations, partially offset by a $1.0 million decrease in other variable manufacturing costs, including material costs. Fixed manufacturing costs included $5.2 million of NexPlanar amortization expense compared to $4.8 million in the same period of fiscal 2017.

GROSS MARGIN

Our gross margin was 53.2% in fiscal 2018 compared to 50.1% for fiscal 2017.  The increase in gross margin from last year was primarily due to higher sales volume and a higher value product mix, partially offset by higher fixed manufacturing costs, including higher staffing-related expenses.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $52.0 million in fiscal 2018, which represented a decrease of  6.7%, or $3.7 million, from fiscal 2017.  The decrease was primarily due to lower professional expenses of $1.3 million, lower staffing-related costs of $1.0 million, the absence of an impairment charge of $0.9 million that occurred in fiscal 2017, and lower depreciation and amortization expense of $0.7 million, partially offset by the absence of a gain on equipment disposal of $1.8 million that occurred in fiscal 2017.

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

SELLING AND MARKETING

Selling and marketing expenses were $25.0 million in fiscal 2018, which represented a decrease of 18.8%, or $5.8 million, from fiscal 2017.  The decrease was primarily due to lower staffing-related costs of $4.1 million, lower information technology expenses of $0.8 million, and the absence of amortization expense of $0.6 million resulting from intangible assets becoming fully amortized during fiscal 2018.

INDEX

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $77.0 million in fiscal 2018, which represented an increase of 38.4%, or $21.4 million, from fiscal 2017.  The increase was primarily due to higher staffing-related costs of $5.7 million, $4.2 million in costs associated with executive officer transitions, $3.9 million in acquisition and integration related costs in connection with the proposed KMG acquisition, higher long-term incentive compensation expenses of $2.6 million, higher professional expenses of $1.8 million, and higher information technology expenses of $1.5 million.

INTEREST EXPENSE

Interest expense was $2.9 million in fiscal 2018, which represented a decrease of 35.9%, or $1.6 million, from fiscal 2017. The decrease resulted from the payoff of our Term Loan in April 2018.

OTHER INCOME, NET

Other income was $4.5 million in fiscal 2018, an increase of $2.6 million from fiscal 2017.  The increase was primarily due to higher interest income of $2.1 million resulting from higher investment balances and higher average interest rates, and gain on the sale of certain ESF assets of $1.0 million in the second quarter of fiscal 2018.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 32.0% in fiscal 2018 compared to 20.5% in fiscal 2017.  The increase in the effective tax rate during fiscal 2018 was primarily due to the unfavorable initial impact of the Tax Act, which was enacted in the first quarter of fiscal 2018, and the absence of benefits of the tax holiday in South Korea, which expired as of October 2017. These items were partially offset by the benefit from the adoption of ASU 2016-09 in fiscal 2018, which requires excess tax benefits of share based exercises to be recorded as a reduction to the provision for income taxes, rather than an increase to equity.  Note 16 of the "Notes to the Consolidated Financial Statements" for more information on our income tax provision.

NET INCOME

Net income was $110.0 million in fiscal 2018, which represented an increase of 26.6%, or $23.1 million, from fiscal 2017.  The increase was primarily due to higher revenue and a higher gross margin, partially offset by higher operating expenses and the $18.2 million unfavorable initial impact of the enactment of the Tax Act in December 2017.

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

COST OF GOODS SOLD

Total cost of goods sold was $253.0 million in fiscal 2017, which represented an increase of 14.9%, or $32.8 million, from fiscal 2016.  The increase in cost of goods sold was primarily due to a $17.2 million increase in fixed manufacturing costs, including costs related to our STIP, a $15.8 million increase due to higher sales volume, a $2.0 million increase due to foreign exchange fluctuations, a $1.4 million increase due to higher logistics costs, and a $1.2 million increase due to product mix, partially offset by a $5.5 million decrease in other variable manufacturing costs.  Fixed manufacturing costs in fiscal 2017 included $4.8 million of NexPlanar amortization expense, compared to $4.5 million in fiscal 2016.

GROSS PROFIT

Our gross profit as a percentage of revenue was 50.1% in fiscal 2017 compared to 48.8% for fiscal 2016.  The increase in gross profit as a percentage of revenue from fiscal 2016 was primarily due to higher sales volume, a higher-value product mix, and lower raw material costs, partially offset by higher fixed manufacturing costs, including costs associated with our STIP.

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

INDEX

INTEREST EXPENSE

Interest expense was $4.5 million in fiscal 2017, and was comparable to $4.7 million in fiscal 2016.

OTHER INCOME, NET

Other income was $1.9 million in fiscal 2017, and increased $1.3 million from fiscal 2016.  The increase was primarily due to higher interest income earned on our cash and investment balances.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 20.5% in fiscal 2017 compared to 15.0% in fiscal 2016.  The increase in the effective tax rate during fiscal 2017 was primarily due to the absence of the retroactive reinstatement of the research and experimentation tax credit recorded in fiscal 2016, and changes in the jurisdictional mix of income.  See Note 16 of the "Notes to the Consolidated Financial Statements" for more information on our income tax provision.

NET INCOME

Net income was $87.0 million in fiscal 2017, which represented an increase of 45.3%, or $27.1 million, from fiscal 2016.  The increase was primarily due to higher revenue and a higher gross profit margin, partially offset by a higher effective tax rate and higher operating expenses.

INDEX

LIQUIDITY AND CAPITAL RESOURCES

We generated $168.9 million in cash flows from operating activities in fiscal 2018, $141.4 million in fiscal 2017 and $95.2 million in fiscal 2016.  Our cash provided by operating activities in fiscal 2018 reflected net income of $110.0 million, $66.8 million in non-cash items, including $11.3 million related to the deemed repatriation transition tax of the Tax Act, partially offset by a $7.9 million decrease in cash flow due to a net increase in working capital. The increase in cash flows from operating activities in fiscal 2018 was primarily due to higher revenue and gross margin, partially offset by an increase in working capital.

In fiscal 2018, cash flows used in investing activities were $22.8 million, representing property, plant and equipment additions of $21.3 million and payment for net investment hedge termination of $9.9 million.  These items were partially offset by cash inflows of $5.3 million from the liquidation of auction rate securities and $3.0 million of cash received for the sale of certain ESF assets that occurred in the second quarter of fiscal 2018.  Our priority for use of cash continues to be investing in the organic growth of our business.  For example, we plan to continue to invest in our pads operations to improve automation, throughput, and efficiency to support continued increasing customer demand. We currently estimate that our total capital expenditures in fiscal 2019 will be in the range of $23.0 to $26.0 million not taking into account any expected expenditures related to the KMG Acquisition.

In fiscal 2018, cash flows used in financing activities were $197.6 million.  We used $144.4 million to payoff our previously existing Term Loan in April 2018, $44.3 million to repurchase shares of our common stock, and $30.7 million to pay dividends and dividend equivalents on our common stock.  We received $23.0 million from the issuance of common stock related to the exercise of stock options granted under our EIP and OIP, and for the sale of shares to employees under our ESPP.  We have a borrowing capacity of $100.0 million under Revolving Credit Facility, as well as a $100.0 million uncommitted accordion feature.  The Revolving Credit Facility remains undrawn as of September 30, 2018.

Following the enactment of the Tax Act in December 2017, we repatriated nearly $200 million of overseas cash, enabling the payoff of our Term Loan, as noted above.  In addition, the move to a territorial tax system under the Tax Act is expected to increase our ability to repatriate cash in the future.  In light of these factors and our belief in our ability to continue to generate strong cash flows, in March 2018, we announced an update to our capital deployment strategy. This strategy included doubling our regular quarterly cash dividend, from $0.20 to $0.40 per share, and prior to the pending KMG acquisition, our stated intention to distribute at least 50 percent of prior fiscal year free cash flow to stockholders through a combination of cash dividends and share repurchases.  In fiscal 2018, we returned approximately 60 percent of our fiscal 2017 cash flow to stockholders.

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million.  As of September 30, 2018, $81.3 million remains available under our share repurchase program.  Share repurchases are made from time to time, depending on market and other conditions.  The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason.  The repurchase program does not obligate the Company to acquire any specific number of shares.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.  Periodically, we have entered into "10b5-1" stock purchase plan agreements with independent brokers to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

Our Board of Directors authorized the initiation of our regular quarterly cash dividend program in January 2016, and since that time has increased the dividend twice, to its current level of $0.40 per share.  The declaration and payment of future dividends is subject to the discretion and determination of the Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

INDEX

We expect the pending acquisition of KMG to have a significant impact on our liquidity.  We intend to fund the Merger Consideration, as well as acquisition and integration-related costs, through our cash on hand and the entry into a senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million and a senior secured term loan facility in an aggregate principal amount of up to $1,065.0 million, as described elsewhere in this Report on Form 10-K.  At the closing of the transaction, we expect to terminate our existing Credit Facility and draw down on this senior secured term loan facility in the amount of $1,065.0 million. In addition, we expect to issue common stock to satisfy the equity portion of the Merger Consideration. Also, in connection with the Acquisition, we incurred $3,861 in acquisition and integration related costs in fiscal 2018, and expect to incur more in the future. See Note 9 of the Notes to the Consolidated Financial Statements of this Report on Form 10-K for additional information regarding the existing Credit Agreement and Note 20 regarding the anticipated terms of the New Credit Facilities.

As of September 30, 2018, we had $352.9 million of cash and cash equivalents, $130.3 million of which was held in foreign subsidiaries.  See Part I, Item 1A entitled "Risk Factors" in this Report on Form 10-K for additional discussion of our foreign operations.

We believe that our current balance of cash, cash generated by our operations, cash repatriation to the United States enabled by the Tax Act, and borrowing under expected debt financing following the close of our pending acquisition of KMG will be sufficient to fund our operations, expected capital expenditures, dividend payments, merger and acquisition activities, and share repurchases for at least the next twelve months.  However, in pursuit of corporate development or other initiatives, we may need to raise additional funds in the future through equity or debt financing, or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2018 and September 30, 2017, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

INDEX

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

CONTRACTUAL OBLIGATIONS (In millions)	Total		Less Than 1 Year		1-3 Years		3-5 Years		After 5 Years

Purchase obligations		41.1		34.0		6.6		0.5		-
Operating leases		19.6		3.5		4.5		3.7		7.9
Severance agreements		1.9		1.7		0.2		-		-
Other long-term liabilities *		12.3		0.4		1.0		0.8		10.1
Total contractual obligations	$	$ 74.9	$	$ 39.6	$	$ 12.3	$	$ 5.0	$	$ 18.0

* We have excluded $0.1 million in deferred tax liabilities from the other long-term liability amounts presented, as the deferred taxes that will be settled in cash are not known and the timing of any such payments is uncertain.  We have also excluded $0.3 million in deferred rent as the rent payments are included in the table above under the caption "Operating leases".

PURCHASE OBLIGATIONS

We have been operating under a multi-year supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, for the purchase of fumed silica, the current term of which runs through December 31, 2019. This agreement provides us the option to purchase fumed silica with no minimum purchase requirements as of 2017, for which we have paid a fee of $1.5 million in each of fiscal years 2017 and 2018, and for which we will pay the same in 2019. The purchase obligation in the table above reflect management's expectation that we will meet our forecasted quantities in calendar 2018 and beyond.  Purchase obligations include an aggregate amount of $11.2 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.  The $1.5 million payment due in fiscal year 2019 is included in accrued liabilities on our Consolidated Balance Sheet as of September 30, 2018.

OPERATING LEASES

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable operating leases, most of which expire within ten years of their respective commencement dates and may be renewed by us.

SEVERANCE AGREEMENTS

Liabilities for severance agreements at September 30, 2018 represent payments to be made to former or to be former employees in accordance with individual agreements.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2018 primarily consist of liabilities related to our foreign benefit plans in Japan and Korea, which represents approximately $8.1 million, $2.5 million of liability for uncertain tax positions, and the $1.1 million liability for future payments to be made under our Cabot Microelectronics Supplemental Employee Retirement Plan.

PENDING ACQUISITION OF KMG

The table above excludes the purchase price and related transaction costs for the pending acquisition of KMG, which is expected to close in approximately mid-November 2018, subject to customary closing conditions, including the adoption of the Merger Agreement by KMG's shareholders.

INDEX

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, and the New Taiwan dollar.  Approximately 25% of our revenue is transacted in currencies other than the U.S. dollar.  However, outside of the United States, we also incur expenses that are transacted in currencies other than the U.S. dollar, which mitigates the exposure on the Consolidated Statement of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheet.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.

Fluctuations of the won, yen, and New Taiwan dollar have not had a material impact on our Consolidated Income Statement during fiscal years 2018, 2017 and 2016.  While fluctuations of the yen and won have not had a significant impact on other comprehensive income on our Consolidated Balance Sheet in fiscal 2018, they did have a significant impact in fiscal years 2017 and 2016.  We recorded $6.7 million in currency translation losses and $16.0 million in currency translation gains, net of tax, during fiscal years 2017 and 2016, respectively, which was included in other comprehensive income.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of September 30, 2018, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INDEX
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

All other schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

INDEX
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cabot Microelectronics Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cabot Microelectronics Corporation and its subsidiaries (the "Company") as of September 30, 2018 and September 30, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements").  We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
November 13, 2018

We have served as the Company's auditor since 1999.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2018	2017	2016

Revenue	$590,123	$507,179	$430,449

Cost of goods sold	276,018	253,050	220,247

Gross profit	314,105	254,129	210,202

Operating expenses:
Research, development and technical	51,950	55,658	58,532
Selling and marketing	25,044	30,846	27,717
General and administrative	76,993	55,637	49,445
Total operating expenses	153,987	142,141	135,694

Operating income	160,118	111,988	74,508

Interest expense	2,905	4,529	4,723

Other income, net	4,498	1,913	653
Income before income taxes	161,711	109,372	70,438

Provision for income taxes	51,668	22,420	10,589

Net income	$110,043	$86,952	$59,849

Basic earnings per share	$4.31	$3.47	$2.47

Weighted-average basic shares outstanding	25,518	25,015	24,077

Diluted earnings per share	$4.19	$3.40	$2.43

Weighted-average diluted shares outstanding	26,243	25,512	24,477

Dividends per share	$1.40	$0.78	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2018	2017	2016

Net income	$110,043	$86,952	$59,849

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	679	(6,746)	15,996
Minimum pension liability adjustment	(26)	276	(434)
Net unrealized gain (loss) on cash flow hedges	(63)	863	84

Other comprehensive income (loss), net of tax	590	(5,607)	15,646

Comprehensive income	$110,633	$81,345	$75,495

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$352,921	$397,890
Accounts receivable, less allowance for doubtful accounts of $1,900 at September 30, 2018, and $1,747 at September 30, 2017	75,886	64,793
Inventories	71,926	71,873
Prepaid expenses and other current assets	22,048	16,426
Total current assets	522,781	550,982

Property, plant and equipment, net	111,403	106,361
Goodwill	101,083	101,932
Other intangible assets, net	35,202	42,710
Deferred income taxes	5,840	21,598
Other long-term assets	4,664	10,517
Total assets	$780,973	$834,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,171	$17,624
Current portion of long-term debt	-	10,938
Accrued expenses, income taxes payable and other current liabilities	82,983	62,651
Total current liabilities	101,154	91,213

Long-term debt, net of current portion, less prepaid debt issuance cost of $441 at September 30, 2017	-	132,997
Deferred income taxes	81	63
Other long-term liabilities	13,046	14,790
Total liabilities	114,281	239,063

Commitments and contingencies (Note 17)

Stockholders' equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 35,862,465 shares at September 30, 2018, and 35,230,742 shares at September 30, 2017	36	35
Capital in excess of par value of common stock	622,498	580,938
Retained earnings	471,673	397,881
Accumulated other comprehensive income	4,539	3,949
Treasury stock at cost, 10,356,147 shares at September 30, 2018, and 9,948,190 shares at September 30, 2017	(432,054)	(387,766)
Total stockholders' equity	666,692	595,037

Total liabilities and stockholders' equity	$780,973	$834,100

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2018	2017	2016
Cash flows from operating activities:
Net income	$110,043	$86,952	$59,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,876	25,930	26,031
Provision for doubtful accounts	185	26	588
Share-based compensation expense	18,517	13,004	13,787
Deemed repatriation transition tax	11,340	-	-
Deferred income tax expense (benefit)	10,835	392	(1,757)
Non-cash foreign exchange (gain)/loss	(873)	435	(1,144)
Loss/(Gain) on disposal of property, plant and equipment	91	(1,820)	103
Impairment of assets	-	860	1,079
Realized loss on the sale of available-for-sale securities	96	-	-
(Gain) on sale of assets	(956)	-	-
Other	1,666	188	815
Changes in operating assets and liabilities, excluding amounts related to acquisition:
Accounts receivable	(12,068)	(3,986)	(8,017)
Inventories	(442)	(1,220)	3,351
Prepaid expenses and other assets	(5,818)	(1,576)	3,935
Accounts payable	128	892	(478)
Accrued expenses, income taxes payable and other liabilities	10,245	21,292	(2,931)
Net cash provided by operating activities	168,865	141,369	95,211

Cash flows from investing activities:
Additions to property, plant and equipment	(21,308)	(21,174)	(17,670)
Proceeds from the sale of property, plant and equipment	-	1,216	17
Acquisition of business, net of cash acquired	-	-	(126,976)
Proceeds from the sales of assets	3,027	-	-
Purchases of available-for-sale securities	(209,048)	-	-
Proceeds from the sale and maturities of investment securities	214,460	175	200
Settlement of net investment hedge	(9,882)	-	-
Net cash used in investing activities	(22,751)	(19,783)	(144,429)

Cash flows from financing activities:
Repayment of long-term debt	(144,375)	(10,938)	(8,750)
Dividends paid	(30,730)	(19,041)	(8,658)
Repurchases of common stock	(44,288)	(14,208)	(28,818)
Net proceeds from issuance of stock	23,031	30,615	19,512
Principal payments under capital lease obligations	(1,200)	-	-
Tax benefits associated with share-based compensation expense	-	6,557	2,305
Net cash used in financing activities	(197,562)	(7,015)	(24,409)

Effect of exchange rate changes on cash	6,479	(4,160)	6,916
Increase (decrease) in cash	(44,969)	110,411	(66,711)
Cash and cash equivalents at beginning of year	397,890	287,479	354,190
Cash and cash equivalents at end of year	$352,921	$397,890	$287,479

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20,345	$13,321	$7,246
Cash paid for interest	$2,464	$4,128	$4,307

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of period	$1,975	$1,488	$1,005

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 30, 2015	$33	$495,673	$284,088	$(6,090)	$(344,740)	$428,964

Share-based compensation expense		13,787				13,787
Repurchases of common stock under share repurchase plans, at cost					(25,980)	(25,980)
Repurchases of common stock - other, at cost					(2,838)	(2,838)
Exercise of stock options	1	16,623				16,624
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		52				52
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,837				2,837
Tax benefits from share-based compensation plans		1,868				1,868
Net income			59,849			59,849
Dividends			(13,161)			(13,161)
Foreign currency translation adjustment				15,996		15,996
Interest rate swaps				84		84
Minimum pension liability adjustment				(434)		(434)

Balance at September 30, 2016	$34	$530,840	$330,776	$9,556	$(373,558)	$497,648

Share-based compensation expense		13,004				13,004
Repurchases of common stock under share repurchase plans, at cost					(12,035)	(12,035)
Repurchases of common stock - other, at cost					(2,173)	(2,173)
Exercise of stock options	1	27,665				27,666
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,986				2,986
Tax benefits from share-based compensation plans		6,443				6,443
Net income			86,952			86,952
Dividends			(19,847)			(19,847)
Foreign currency translation adjustment				(6,746)		(6,746)
Interest rate swaps				863		863
Minimum pension liability adjustment				276		276

Balance at September 30, 2017	$35	$580,938	$397,881	$3,949	$(387,766)	$595,037

Share-based compensation expense		18,518				18,518
Repurchases of common stock under share repurchase plans, at cost					(40,726)	(40,726)
Repurchases of common stock - other, at cost					(3,562)	(3,562)
Exercise of stock options	1	19,278				19,279
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		300				300
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		3,464				3,464
Net income			110,043			110,043
Dividends			(36,251)			(36,251)
Foreign currency translation adjustment				679		679
Interest rate swaps				(63)		(63)
Minimum pension liability adjustment				(26)		(26)

Balance at September 30, 2018	$36	$622,498	$471,673	$4,539	$(432,054)	$666,692

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

The results of operations for the quarter ended December 31, 2017 and year ended September 30, 2018 include a correction to prior period amounts, which we determined to be immaterial to the prior periods to which they relate and to our fiscal 2018 results.  The adjustments, relating primarily to accumulated earnings taxes of a foreign operation, increased the income tax expense for the first quarter of fiscal 2018 by $2,071. Separately, in Note 16 of this Report on Form 10-K, we discuss the effects of the Tax Cuts and Jobs Act ("Tax Act") on our financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cabot Microelectronics and its subsidiaries.  All intercompany transactions and balances between the companies have been eliminated in the consolidated financial statements as of September 30, 2018.

USE OF ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates that require management's most challenging and subjective judgments include, but are not limited to, those estimates related to bad debt expense, inventory valuation, impairment of long-lived assets and investments, business combinations, goodwill, other intangible assets, share-based compensation, income taxes and contingencies.  We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances.  However, future events are subject to change and estimates and judgments routinely require adjustment.  Actual results may differ from these estimates under different assumptions or conditions.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

We consider investments in all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.  Short-term investments include securities generally having maturities of 90 days to one year.  We did not own any securities that were considered short-term investments as of September 30, 2018 or 2017.  See Note 3 for a more detailed discussion of other financial instruments.

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

Our allowance for doubtful accounts changed during the fiscal year ended September 30, 2018 as follows:

Balance as of September 30, 2017	$1,747
Amounts charged to expense	185
Deductions and adjustments	(32)
Balance as of September 30, 2018	$1,900

CONCENTRATION OF CREDIT RISK

Financial instruments that subject us to concentrations of credit risk consist principally of accounts receivable.  We perform ongoing credit evaluations of our customers' financial conditions and generally do not require collateral to secure accounts receivable.  Our exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry and global economy.  With the exception of a customer placed into receivership in fiscal 2016, we have not experienced significant losses relating to accounts receivable from individual customers or groups of customers.

Customers who represented more than 10% of revenue are as follows:

	Year Ended September 30,
	2018	2017	2016

Samsung Group (Samsung)	18%	16%	15%
Taiwan Semiconductor Manufacturing Co. (TSMC)	12%	13%	15%
SK Hynix Inc.	10%	*	*
Micron Technology Inc.	*	10%	*

* Not a customer with more than 10% revenue.

TSMC accounted for 7.9% and 12.2% of net accounts receivable at September 30, 2018 and 2017, respectively.  Samsung accounted for 11.4% and 11.9% of net accounts receivable at September 30, 2018 and 2017, respectively.  SK Hynix accounted for 3.4% and 4.9% of net accounts receivable at September 30, 2018 and 2017, respectively.  Micron accounted for 13.1% and 10.7% of net accounts receivable at September 30, 2018 and 2017, respectively.

INDEX

FAIR VALUES OF FINANCIAL INSTRUMENTS

The recorded amounts of cash, accounts receivable, and accounts payable approximate their fair values due to their short-term, highly liquid characteristics.  See Note 3 for a more detailed discussion of the fair value of financial instruments.

INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) basis, or net realizable value.  Finished goods and work in process inventories include material, labor and manufacturing overhead costs.  We regularly review and write down the value of inventory as required for estimated obsolescence or lack of marketability.  An inventory reserve is maintained based upon a historical percentage of actual inventories written off and applied against inventory value at the end of the period, adjusted for known conditions and circumstances.

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

IMPAIRMENT OF LONG-LIVED ASSETS

We assess the recoverability of the carrying value of long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the assets may be impaired.  We perform a periodic review of our long-lived assets to determine if such impairment indicators exist.  We must exercise judgment in assessing whether an event of impairment has occurred.  For purposes of recognition and measurement of an impairment loss, long-lived assets are either individually identified or grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We must exercise judgment in this grouping.  If the sum of the undiscounted future cash flows expected to result from the identified asset group is less than the carrying value of the asset group, an impairment provision may be required.  The amount of the impairment to be recognized is calculated by subtracting the fair value of the asset group from the net book value of the asset group.  Determining future cash flows and estimating fair values require significant judgment and are highly susceptible to change from period to period because they require management to make assumptions about future sales and cost of sales generally over a long-term period.  We did not record any impairment expense in fiscal 2018 and 2016.  We recorded impairment expense on long-lived assets of $860 in fiscal 2017 related to surplus research and development equipment, which was subsequently sold for a gain.  See Note 5 for more information regarding impairment.

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

INDEX

GOODWILL AND INTANGIBLE ASSETS

Purchased intangible assets with finite lives are amortized over their estimated useful lives and are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.  Goodwill and indefinite lived intangible assets are not amortized and are tested annually in our fourth fiscal quarter or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  A component is a reporting unit when the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of the component.  Components may be combined into one reporting unit when they have similar economic characteristics.  We have three reporting units, all of which had goodwill as of September 30, 2018, the date of our annual impairment test.  Two of the reporting units, CMP Slurries and CMP Pads, represent 95% of the goodwill balance on our Consolidated Balance Sheet as of September 30, 2018.  The goodwill related to CMP Pads resulted from our acquisition of NexPlanar.

Accounting guidance provides an entity the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a quantitative analysis ("step one").  Similarly, an entity has the option to use a step zero or step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2016, 2017 and 2018, we chose to use a step one analysis for both goodwill impairment and for the recoverability of indefinite-lived intangible assets, with the exception of our CMP Slurries reporting unit, for which we chose to use a step zero analysis for fiscal 2018.

Factors requiring significant judgment include the selection of valuation approach and assumptions related to future revenue and gross margin growth rates, discount factors and royalty rates, among others.  Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis that impact these assumptions may result in future impairment charges.  The CMP Pads reporting unit and QED reporting unit each had a calculated fair value that was in excess of the carrying value by greater than 50%.  As a result of the review performed in the fourth quarter of fiscal 2018, and the related sensitivity analysis, we determined that there was no impairment of our goodwill as of September 30, 2018.  There was no goodwill impairment recorded in fiscal 2017. In fiscal 2016, we recorded a $1,000 impairment of certain NexPlanar in-process technology.

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

FOREIGN EXCHANGE MANAGEMENT

We transact business in various foreign currencies, primarily the Japanese yen, New Taiwan dollar and Korean won.  Our exposure to foreign currency exchange risks has not been significant because a large portion of our business is denominated in U.S. dollars.  However, there was a weakening of the Japanese yen against the U.S. dollar during the past few fiscal years, which had some net positive impact on our gross margin percentage and our net income.  Periodically, we enter into certain forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change. See Note 10 for a discussion of derivative financial instruments.

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

PURCHASE COMMITMENTS

We have entered into unconditional purchase obligations, which include noncancelable purchase commitments and take-or-pay arrangements with suppliers.  On an ongoing basis, we review our agreements and assess the likelihood of a shortfall in purchases and determine if it is necessary to record a liability.  See Note 17 for additional discussion of purchase commitments.  To date, we have not recorded such a liability.

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

Within our ESF business, sales of equipment are recorded as revenue upon delivery and customer acceptance.  Amounts allocated to installation and training are deferred until those services are provided and are not material.

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

INDEX

INCOME TAXES

Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year.  Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.  Provisions are made for both U.S. and any foreign deferred income tax liability or benefit.  We assess whether or not our deferred tax assets will ultimately be realized and record an estimated valuation allowance on those deferred tax assets that may not be realized.  We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.  In fiscal 2016 and 2017,  we maintained an assertion to permanently reinvest the earnings of all of our foreign subsidiaries.  In light of the Tax Act and the associated transition to a modified territorial tax system, we no longer considered our foreign earnings to be indefinitely reinvested and repatriated $197,932 in fiscal 2018, and plan to repatriate foreign earnings on an ongoing basis. Consequently, we recorded deferred tax liabilities associated with withholding taxes on actual and future distribution of such earnings. In addition, the Tax Act incudes complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate income tax rate to 21% effective January 1, 2018; and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years. As a result of the Tax Act, the SEC staff issued accounting guidance that provides up to a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act (SAB 118).  To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but for which the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.  If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  The final impact of the Tax Act may differ from the provisional estimates due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. See Note 16 for additional information on income taxes and permanent reinvestment.

SHARE-BASED COMPENSATION

We record share-based compensation expense for all share-based awards, including stock option grants, and restricted stock, restricted stock unit and performance share unit ("PSU") awards, and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options, expected dividend yield and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and for stock option grants made prior to December 2017, we have added a slight premium to this expected term for employees who meet the definition of retirement-eligible pursuant to their stock option grants during the contractual term of the grant.  As of December 2017, the provisions of new stock option grants and restricted stock unit awards state that except in certain circumstances, including termination for cause, once an employee meets the retirement eligibility requirements, any remaining unvested share-based awards will continue to vest regardless of termination of service. Consequently, the requisite service period for the award is satisfied upon retirement eligibility. Therefore, for those employees who have met the retirement eligibility at the grant date, we now record the total share-based compensation expense upon award; for those employees who will meet the retirement eligibility during the four-year vesting period, we now record the share-based compensation expense over the period from the grant date through the date of retirement eligibility, rather than over the four-year vesting period stated in the award agreement.

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

INDEX

In the first quarter of fiscal 2018, we adopted ASU No. 2016-09, "Improvements to Employee Share Based Payment Accounting" (Topic 718) (ASU 2016-09) prospectively. The provisions of this standard relate to aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities, classification of excess tax benefits on the Consolidated Statements of Cash Flows and earnings per share calculations.  During fiscal 2018, we have recorded a tax benefit of $7,294 in our Consolidated Statements of Income. The net income, including the impact of the tax benefits, was used to calculate our basic earnings per share under the new guidance.  In addition, we have elected to continue to estimate forfeitures under ASC 718 pursuant to the adoption of ASU 2016-09.

The fair value of our restricted stock and restricted stock unit awards represents the closing price of our common stock on the date of award.

In fiscal 2016, related to our acquisition of NexPlanar, we granted incentive stock options (ISOs), as allowed under our current Omnibus Incentive Plan, to certain NexPlanar employees in substitution for unvested ISOs they had held in NexPlanar at the time of the closing of the acquisition.  We used the Black-Scholes option-pricing model to estimate the grant date fair value of these ISOs to calculate share-based compensation expense in fiscal 2016 and for future periods.

For additional information regarding our share-based compensation plans, refer to Note 12.

EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of unvested restricted stock awards with a right to receive non-forfeitable dividends, which are considered participating securities as prescribed by the two-class method under ASC Topic 260, Earnings Per Share (ASC 260).  Diluted EPS is calculated in a similar manner, but the weighted-average number of common shares outstanding during the period is increased to include the weighted-average dilutive effect of "in-the-money" stock options and unvested restricted stock shares using the treasury stock method. We adopted ASU 2016-09 in fiscal 2018. Pursuant to the adoption, the proceeds from excess tax benefits are no longer included in the dilutive impact on the weighted average shares outstanding for dilutive EPS. The excess tax benefits were treated as a reduction to tax provision, rather than an increase to equity.

COMPREHENSIVE INCOME

Comprehensive income primarily differs from net income due to foreign currency translation adjustments.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

 In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), an updated standard on revenue recognition.  ASU 2014-09 provides enhancements to how revenue is reported and improves comparability in the financial statements of companies reporting using IFRS and US GAAP.  The core principle of the new standard is for companies to recognize revenue for goods or services in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard is intended to enhance disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, such as service revenue and contract modifications, and improve guidance for multiple-element arrangements.  In August 2015, the FASB issued ASU No. 2015-14, "Deferral of Effective Date" (Topic 606).  This standard defers the effective date of ASU 2014-09 by one year.  ASU 2014-09 was effective for us beginning October 1, 2018, and may be applied on a full retrospective or modified retrospective approach.  In March 2016, the FASB issued ASU No. 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" (Topic 606).  ASU 2016-08 provides clarification for the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued ASU No. 2016-10, ASU No. 2016-11, and ASU 2016-12, and ASU 2017-13 issued in September 2017, all of which provide additional clarification of the original revenue standard.  We have substantially completed the process to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts, and have identified and implemented changes to our business processes, systems and controls to support recognition and disclosure under the new standard.  We believe the recognition of revenue will remain substantially unchanged for the majority of our contracts with customers.  However, for our contracts containing certain pricing and incentive arrangements with our customers within our CMP consumables business, the new guidance will change the manner and timing in which we recognize the revenue.  Based on our current assessment of the existing contracts at the time of the adoption containing nonstandard pricing and incentive arrangements, we do not expect the adoption of the new standard to have a material impact on our financial position and results of operations. We will adopt the new revenue standard in the first quarter of fiscal 2019 using the modified retrospective approach to adoption, which will require us to record an immaterial adjustment to the beginning balance of retained earnings for the cumulative effect of adopting the standard.

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

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share Based Payment Accounting" (Topic 718). The provisions of this standard involve several aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We have adopted this standard in the first quarter of fiscal 2018 prospectively. As a result of the adoption, excess tax benefits were recorded as a reduction to the provision for income taxes, rather than an increase to equity. Therefore, we recorded a tax benefit of $7,294 in our Consolidated Statements of Income in fiscal 2018. Additionally, the proceeds from excess tax benefits are no longer included in the dilutive impact on the weighted average shares outstanding for dilutive EPS under the new guidance. Also, we have elected to continue to estimate forfeitures under ASC 718 pursuant to the adoption of ASU 2016-09.

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

In January 2017, the FASB issued ASU No. 2017-04 "Simplifying the Test for Goodwill Impairment" (Topic 350). The provisions of this standard eliminate Step 2 from the goodwill impairment test, which required an entity to determine the fair value of its assets and liabilities at the impairment testing date of its goodwill and compare it to its carrying amount to determine a possible impairment loss. Goodwill impairment quantification will now be done by comparing the fair value of a reporting unit and its carrying amount.  We adopted ASU 2017-04 effective October 1, 2017 and applied the new guidance in our annual test for goodwill impairment in the fourth quarter of fiscal 2018.

In March 2017, the FASB issued ASU No. 2017-07 "Improving the Presentation of Net Period Pension Cost and Net Period Postretirement Benefit Cost" (Topic 715). The provisions of ASU 2017-07 provided specific guidance on the presentation of the components of net benefit cost. ASU 2017-07 was effective for us beginning October 1, 2018. We currently do not expect this standard to have a material impact on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09 "Scope of Modification Accounting" (Topic 718). The provisions of ASU 2017-09 provide specific guidance about which changes to the term or conditions of a share-based payment require an entity to apply modification accounting. ASU 2017-09 was effective for us beginning October 1, 2018.  We will apply this new standard to the awards, to the extent modified.

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

In August 2018, the FASB issued ASU No. 2018-13 " Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement".  The ASU provides specific guidance on various disclosure requirements in Topic 820, including removal, modification and addition to current disclosure requirements. ASU 2018-13 will be effective for us beginning October 1, 2020, but early adoption is permitted. We are currently evaluating the impact of implementation of this standard on our disclosures.

INDEX

In August 2018, the FASB issued ASU No. 2018-15 " Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)".  The ASU Requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 will be effective for us beginning October 1, 2020, but early adoption is permitted. We are currently evaluating the impact of implementation of this standard on our financial statements.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at September 30, 2018 and 2017.  See Note 9 for a detailed discussion of our long-term debt.  We have classified the following assets in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

September 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$352,921	$-	$-	$352,921
Other long-term investments	1,137	-	-	1,137
Derivative financial instruments	-	-	-	-
Total assets	$354,058	$-	$-	$354,058

Liabilities:
Derivative financial instruments	-	339	-	339
Total liabilities	$-	$339	$-	$339

September 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$397,890	$-	$-	$397,890
Other long-term investments	929	-	-	929
Derivative financial instruments	-	263	-	263
Total assets	$398,819	$263	$-	$399,082

Liabilities:
Derivative financial instruments	-	1,881	-	1,881
Total liabilities	$-	$1,881	$-	$1,881

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  We invest only in AAA-rated, prime institutional money market funds, comprised of high quality, short-term fixed income securities.  Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets.  Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.  Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal.  The long-term asset was adjusted to $1,137 in the fourth quarter of fiscal 2018 to reflect its fair value as of September 30, 2018.

INDEX

The fair value of our derivative instruments is estimated using standard valuation models and market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves for interest rate swaps, and forward rates and/or the Overnight Index Swap (OIS) curve for forward foreign exchange contracts, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  Our derivative financial instruments include forward foreign exchange contracts and interest rate swaps.  In fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  We terminated our interest rate swap agreements during the fiscal year, in connection with the extinguishment of debt.  In the fourth quarter of fiscal 2017, we entered into forward foreign exchange contracts in an effort to protect our net investment in a foreign operation against potential adverse changes resulting from foreign currency fluctuation.  This net investment hedge was terminated during the year driven by a significant repatriation of funds from this foreign operation.   See Note 10 for more information on our use of derivative financial instruments.

4. INVENTORIES

Inventories consisted of the following:

	September 30,
	2018	2017
Raw materials	$35,150	$36,415
Work in process	8,117	7,365
Finished goods	28,659	28,093
Total	$71,926	$71,873

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2018	2017
Land	$17,525	$17,823
Buildings	103,601	104,057
Machinery and equipment	195,434	187,649
Furniture and fixtures	7,575	6,770
Information systems	34,271	32,748
Capital lease	1,200	-
Construction in progress	17,001	10,439
Total property, plant and equipment	376,607	359,486
Less: accumulated depreciation	(265,204)	(253,125)
Net property, plant and equipment	$111,403	$106,361

Depreciation expense was $17,255, $17,195 and $16,915 for the years ended September 30, 2018, 2017 and 2016, respectively.

In fiscal 2017 we recorded $860 in impairment expense related to a surplus research and development asset, and we recorded a $1,820 gain on sale of surplus research and development equipment.  We did not record any impairment expense on property, plant and equipment in fiscal 2018 and 2016.

INDEX

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $101,083 and $101,932 as of September 30, 2018 and 2017, respectively.  The decrease in goodwill was due to $154 in foreign exchange fluctuations of the New Taiwan dollar and a $695 decrease related to the sale of certain ESF assets.  As a result of this sale of assets in March 2018, we received net proceeds of $3,277, of which $250 is held in escrow, and recorded a gain of $956 in other income in the Consolidated Statements of Income.

The components of other intangible assets are as follows:

	September 30, 2018		September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology	$46,275	$22,755	$42,287	$17,604
Acquired patents and licenses	8,270	8,252	8,270	8,241
Trade secrets and know-how	2,550	2,550	2,550	2,550
Customer relationships, distribution rights and other	28,068	17,574	28,229	15,421

Total other intangible assets subject to amortization	85,163	51,131	81,336	43,816

Other intangible assets not subject to amortization:
In-process technology	-		4,000
Other indefinite-lived intangibles*	1,170		1,190
Total other intangible assets not subject to amortization	1,170		5,190

Total other intangible assets	$86,333	$51,131	$86,526	$43,816

*	Other indefinite-lived intangibles not subject to amortization primarily consist of trade names.

During the first quarter of fiscal 2018, development of our in-process technology was completed, and we reclassified $4,000 to product technology under other intangible assets subject to amortization.

Amortization expense was $7,495, $7,795 and $8,176 for fiscal 2018, 2017 and 2016, respectively.  Estimated future amortization expense of intangible assets as of September 30, 2018 for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense

2019	$7,119
2020	7,115
2021	7,108
2022	7,108
2023	1,717

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of our fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach.  The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment.  An entity has the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a quantitative analysis ("step one").  Similarly, an entity has the option to use a step zero or a step one approach to determine the recoverability of indefinite-lived intangible assets.  In fiscal 2017 and 2018, we chose to use a step one analysis for both goodwill impairment and for indefinite-lived intangible asset impairment, with the exception of our CMP slurries reporting unit, for which we chose to use a step zero analysis for fiscal 2018.

INDEX

We completed our annual impairment test during our fourth quarter of fiscal 2018 and concluded that no impairment existed.  No impairment existed as a result of our impairment test during the fourth quarter of fiscal 2017. During the fourth quarter of fiscal 2016, we recorded $1,000 of impairment expense on one of the in-process technology assets acquired in the NexPlanar acquisition based on management's revised expected future cash flows for this asset.  The impairment charge was included in research, development and technical expenses on our Consolidated Statements of Income.  We concluded that no other impairment of goodwill or intangible assets was necessary.  There have been no cumulative impairment charges recorded on the goodwill for any of our reporting units.

7. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	September 30,
	2018	2017
Auction rate securities (ARS)	$-	$5,319
Long-term contract asset	1,548	2,115
Other long-term assets	1,979	2,154
Other long-term investments	1,137	929
Total	$4,664	$10,517

During the fiscal year we redeemed our ARS investments which consisted of two tax exempt municipal debt securities, both of which had maturities of greater than ten years.

Other long-term assets are primarily comprised of long-term miscellaneous deposits and prepayments on contracts extending beyond the next 12 months.  As discussed in Note 3, we recorded a long-term asset and a corresponding long-term liability of $1,137 representing the fair value of our SERP investments as of September 30, 2018.

8. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:
	September 30,
	2018	2017
Accrued compensation	$35,367	$35,332
Income taxes payable	18,045	9,717
Dividends payable	10,822	5,314
Acquisition and integration related	2,701	-
Goods and services received, not yet invoiced	1,954	2,172
Deferred revenue and customer advances	4,894	1,559
Taxes, other than income taxes	1,976	1,688
Current portion of long-term contract liability	1,487	1,500
Other	5,737	5,369
Total	$82,983	$62,651

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

The enactment of the Tax Act in the United States in December 2017 facilitated the repatriation of a substantial amount of the Company's non-U.S. cash.  In April 2018, the Company utilized these repatriated funds to pay off its remaining outstanding Term Loan pursuant to the Credit Agreement.  There was no penalty upon the Company's prepayment of the Term Loan.  As a result of this early extinguishment of the Term Loan, we expensed the remaining $315 of unamortized debt issuance cost in the third quarter of fiscal 2018, and we terminated the related interest rate swaps and recognized a gain of $532 in the Consolidated Statements of Income.

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

As of September 30, 2017, unamortized debt issuance costs related to our Term Loan that were presented as a reduction of long-term debt were $441, and these cost were subsequently recorded in interest expense upon payoff of the Term Loan.  Unamortized debt issuance costs related to our Revolving Credit Facility were not material.

The Credit Agreement contains covenants that restrict the ability of the Company and its subsidiaries to take certain actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends or amending organizational documents.  The Credit Agreement requires us to comply with certain financial ratio maintenance covenants.  These include a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 for the period January 1, 2016 through the expiration of the Credit Agreement.  As of September 30, 2018, our consolidated leverage ratio was 0.00 to 1.00 and our consolidated fixed charge coverage ratio was 3.93 to 1.00.  The Credit Agreement also contains customary affirmative covenants and events of default.  We believe we are in compliance with these covenants.

In connection with our pending acquisition of KMG, we expect to terminate our existing Credit Agreement and enter into a new credit agreement which will provide us with a New Term Loan in the amount of $1,065 million and a New Revolving Facility in the amount of $200 million.  See Note 20 of this Report on Form 10-K for more information about the anticipated terms of the New Credit Facilities.

INDEX

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

Cash Flow Hedges – Interest Rate Swap Agreements
In fiscal 2015, we entered into floating-to-fixed interest rate swap agreements to hedge the variability in LIBOR-based interest payments on $86,406 of our outstanding variable rate debt.  The notional amount of the swaps decreases each quarter by an amount in proportion to our scheduled quarterly principal payment of debt.  The interest rate swap agreements were terminated during fiscal year 2018 in conjunction with the payoff of the Term Loan.  We recorded a $532 gain in other income (expense) on our Consolidated Statement of Income as part of termination of interest rate swap agreements.

We designated these swap agreements as cash flow hedges pursuant to ASC 815, "Derivatives and Hedging".  As cash flow hedges, unrealized gains were recognized as assets and unrealized losses were recognized as liabilities.  Unrealized gains and losses were designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged.  The effective portion was recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion was recorded as a component of interest expense.  Changes in the method by which we paid interest from one-month LIBOR to another rate of interest could create ineffectiveness in the swaps, and result in amounts which were reclassified from other comprehensive income into net income.  Hedge effectiveness was tested quarterly to determine if hedge treatment continues to be appropriate.

Foreign Currency Contracts Not Designated as Hedges
Periodically we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of September 30, 2018 and September 30, 2017, respectively, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for foreign currencies were $7,652 and $8,176, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for foreign currencies were $24,860 and $24,295, respectively.

Net Investment Hedge – Foreign Exchange Contracts
In September 2017, we entered into two forward foreign exchange contracts in an effort to protect the net investment of our Korean subsidiary against potential adverse changes resulting from currency fluctuations in the Korean won. We entered into forward contracts to sell Korean won and buy U.S. dollars, and had designated these forward contracts as an effective net investment hedge.  As a result of cash repatriation facilitated by the Tax Act, the Company terminated these foreign exchange contracts during fiscal year 2018.

Amounts recognized in Consolidated Statements of Comprehensive Income for our net investment hedge during the fiscal year ended September 30, were as follows:

2018

Balance at September 30, 2017	$920
Loss on net investment hedge	8,440
Tax benefit	(2,169)
Balance at September 30, 2018	$7,191

INDEX

The fair value of our derivative instruments included in the Consolidated Balance Sheet, which was determined using level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
		September 30,		September 30,
	Consolidated Balance Sheet Location	2018	2017	2018	2017
Derivatives designated as hedging instruments
Interest rate swap contracts	Other long-term assets	$-	$117	$-	$-
	Accrued expenses, income taxes payable and other current liabilities	$-	$-	$-	$31
	Other long-term liabilities	$-	$-	$-	$-

Foreign exchange contracts designated as net investment hedge	Other long-term liabilities	$-	$-	$-	$1,442

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$-	$146	$-	$-
	Accrued expenses, income taxes payable and other current liabilities	$-	$-	$339	$408

The following table summarizes the effect of our derivative instrument on our Consolidated Statements of Income for the fiscal years ended September 30, 2018, 2017 and 2016:

		Gain (Loss) Recognized in Consolidated Statements of Income
		Fiscal Year Ended September 30,
	Consolidated Statements of Income Location	2018	2017	2016
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(1,569)	$(1,462)	$676

INDEX

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below summarizes the components of accumulated other comprehensive income (loss) (AOCI), net of tax provision/(benefit), for the years ended September 30, 2018, 2017, and 2016.

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2015	$(4,011)	$(901)	$(1,178)	$(6,090)
Foreign currency translation adjustment, net of tax of $1,854	15,996	-	-	15,996
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(274)	-	(499)	-	(499)
Reclassification adjustment into earnings, net of tax of $321	-	583	-	583
Change in pension and other postretirement, net of tax of $(584)	-	-	(434)	(434)
Balance at September 30, 2016	11,985	(817)	(1,612)	9,556
Foreign currency translation adjustment, net of tax of $(2,321)	(6,746)	-	-	(6,746)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(660)	-	1,161	-	1,161
Reclassification adjustment into earnings, net of tax of $170	-	(298)	-	(298)
Change in pension and other postretirement, net of tax of $79	-	-	276	276
Balance at September 30, 2017	5,239	46	(1,336)	3,949
Foreign currency translation adjustment, net of tax of $(2,409)	679	-	-	679
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $111	-	319	-	319
Reclassification adjustment into earnings, net of tax of $(133)	-	(382)	-	(382)
Change in pension and other postretirement, net of tax of $1	-	-	(26)	(26)
Balance at September 30, 2018	$5,918	$(17)	$(1,362)	$4,539

The before tax amount reclassified from OCI to net income in fiscal 2018, related to our cash flow hedges, was recorded as interest expense on our Consolidated Statement of Income.  Amounts reclassified from OCI to net income, related to pension liabilities, were not material in fiscal years 2018, 2017 and 2016.

INDEX

12. SHARE-BASED COMPENSATION PLANS

EQUITY INCENTIVE PLAN AND OMNIBUS INCENTIVE PLAN

In March 2004, our stockholders approved our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (the "EIP"), as amended and restated September 23, 2008.  In March 2012, our stockholders approved the Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan (the "OIP"), which is the successor plan to the EIP, and which was amended as of March 2017.  All share-based awards have been made from the OIP as of its approval date, and the EIP is no longer available for any awards.  The OIP is administered by the Compensation Committee of the Board of Directors and is intended to provide management with the flexibility to attract, retain and reward our employees, directors, consultants and advisors.  The OIP allows for the granting of six types of equity incentive awards: stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), performance-based awards and substitute awards.  The OIP also provides for cash incentive awards to be made.  Substitute awards under the OIP are those awards that, in connection with an acquisition, may be granted to employees, directors, consultants or advisors of the acquired company, in substitution for equity incentives held by them in the seller or the acquired company.  In fiscal 2016, related to our acquisition of NexPlanar, we granted incentive stock options (ISOs), as allowed under the OIP, to certain NexPlanar employees in substitution for unvested ISOs they had held in NexPlanar at the time of the closing of the acquisition.  As of September 30, 2018, no SARs have been granted to date under either plan.  No awards of any type have been granted to date to consultants or advisors under either plan.  The OIP authorizes up to 4,934,444 shares of stock to be granted thereunder, including up to 2,030,952 shares of stock in the aggregate of awards other than options or SARs, and up to 2,538,690 incentive stock options.  The 4,934,444 shares of stock represents 2,901,360 shares of newly authorized shares and 2,033,084 shares previously available under the EIP.  In addition, shares that become available from awards under the EIP and the OIP because of events such as forfeitures, cancellations or expirations, or because shares subject to an award are withheld to satisfy tax withholding obligations, will also be available for issuance under the OIP.  Shares issued under our share-based compensation plans are issued from new shares rather than from treasury shares.

Non-qualified stock options issued under the OIP, as they were under the EIP, are generally time-based and provide for a ten-year term, with options generally vesting equally over a four-year period, with first vesting on the first anniversary of the award date.  Non-qualified stock options granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date.  Under the OIP, as under the EIP, employees may also be granted ISOs to purchase common stock at not less than the fair value on the date of the grant.  Prior to fiscal 2016, no ISOs had been granted under either plan.  In the first quarter of fiscal 2016, we substituted certain NexPlanar ISOs with Cabot Microelectronics Corporation ISOs, preserving the intrinsic value, including the original vesting periods, of the original awards.  Compensation expense related to our stock option awards was $6,392, $5,500 and $6,767 in fiscal 2018, 2017 and 2016, respectively.  For additional information on our accounting for share-based compensation, see Note 2.

Under the OIP, employees and non-employees may be awarded shares of restricted stock or restricted stock units, which generally vest over a four-year period, with first vesting on the anniversary of the grant date.  In general, shares of restricted stock and restricted stock units may not be sold, assigned, transferred, pledged, disposed of or otherwise encumbered.  Holders of restricted stock, and restricted stock units, if specified in the award agreements, have all the rights of stockholders, including voting and dividend rights, subject to the above restrictions, although the holders of restricted stock units awarded prior to fiscal 2016 do not have such rights.  Holders of restricted stock units awarded as of fiscal 2016 have dividend equivalent rights pursuant to the terms of the OIP and respective award agreements.  Restricted shares under the OIP, as under the EIP, also may be purchased and placed "on deposit" by executive officers pursuant to the 2001 Deposit Share Program.  Shares purchased under this Deposit Share Program receive a 50% match in restricted shares ("Award Shares").  These Award Shares vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares.  Compensation expense related to our restricted stock and restricted stock unit awards and restricted shares matched at 50% pursuant to the Deposit Share Program was $9,186, $6,730 and $6,369 for fiscal 2018, 2017 and 2016, respectively.

INDEX

In December 2017, we granted performance share unit ("PSU") awards to certain employees. These PSUs fully vest on the third anniversary of the grant date.  Stock-based compensation for the awards is recognized over the requisite service period (three years) beginning on the date of grant through the end of the performance period based on the number of PSUs expected to vest under the awards at the end of the performance period. The expected amount of vesting is determined using certain performance measures and is re-evaluated at the end of each fiscal year through the end of the performance period. In addition, the PSUs awarded may be subject to downward or upward adjustment depending on the total shareholder return achieved by the Company during the particular performance period related to the PSUs, relative to the total shareholder return of the S&P SmallCap 600 Index.  We used a third-party service provider to estimate the fair value of the PSUs at grant date by using a Monte Carlo simulation model. This model simulates the stock price movements of the Company and Index constituents using certain assumptions, including the stock price of our company and Index constituents, the risk-free interest rate and stock price volatility. We have recorded $2,056 compensation expense related to our PSU awards in fiscal 2018.

In connection with our pending acquisition of KMG, immediately prior to the closing, each KMG Equity Award granted on or following August 14, 2018 will be converted into a corresponding award relating to shares of CMC Common Stock and continue to vest post-closing in accordance with the terms of the OIP (which will include vesting on a qualifying termination of employment).

EMPLOYEE STOCK PURCHASE PLAN

In March 2008, our stockholders approved our 2007 Cabot Microelectronics Employee Stock Purchase Plan (the "ESPP"), which amended the ESPP for the primary purpose of increasing the authorized shares of common stock to be purchased under the ESPP from 475,000 designated shares to 975,000 shares.  As of September 30, 2018, a total of 385,504 shares are available for purchase under the ESPP.  The ESPP allows all full-time, and certain part-time, employees of our Company and its subsidiaries to purchase shares of our common stock through payroll deductions.  Employees can elect to have up to 10% of their annual earnings withheld to purchase our stock, subject to a maximum number of shares that a participant may purchase and a maximum dollar expenditure in any six-month offering period, and certain other criteria.  The provisions of the ESPP allow shares to be purchased at a price no less than the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period.  A total of 49,896, 69,751, and 77,437 shares were issued under the ESPP during fiscal 2018, 2017 and 2016, respectively.  Compensation expense related to the ESPP was $885, $774 and $763 in fiscal 2018, 2017 and 2016, respectively.

ACCOUNTING FOR SHARE-BASED COMPENSATION

The fair value of our share-based awards, as shown below, was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended September 30,
	2018	2017	2016
Stock Options
Weighted-average grant date fair value	$26.59	$16.50	$14.47
Expected term (in years)	6.68	6.57	6.56
Expected volatility	26%	27%	26%
Risk-free rate of return	2.4%	2.1%	1.9%
Dividend yield	1.0%	1.2%	0.3%

	Year Ended September 30,
	2018	2017	2016
ESPP
Weighted-average grant date fair value	$20.94	$12.49	$9.57
Expected term (in years)	0.50	0.50	0.50
Expected volatility	26%	24%	24%
Risk-free rate of return	1.5%	0.6%	0.4%
Dividend yield	1.1%	1.3%	0.5%

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

SHARE-BASED COMPENSATION EXPENSE

Total share-based compensation expense for the years ended September 30, 2018, 2017 and 2016, is as follows:

	Year Ended September 30,
	2018	2017	2016
Income statement classifications:
Cost of goods sold	$2,450	$2,229	$2,105
Research, development and technical	1,940	1,792	1,633
Selling and marketing	1,277	1,380	1,618
General and administrative	12,851	7,603	8,585
Tax benefit	(4,306)	(4,339)	(4,341)
Total share-based compensation expense, net of tax	$14,212	$8,665	$9,600

The grant of December 2017 included the provisions of stock option grants and restricted stock unit awards such that except in certain circumstances including termination for cause, once an employee meets the retirement eligibility requirements, any remaining unvested share-based awards will continue to vest regardless of termination of service. Consequently, the requisite service period for the award is satisfied upon retirement eligibility. Therefore, for those employees who have met the retirement eligibility at the grant date, we now record the total share-based compensation expense upon award; for those employees who will meet the retirement eligibility during the four-year vesting period, we now record the share-based compensation expense over the period from the grant date through the date of retirement eligibility, rather than over the four-year vesting period stated in the award agreement.  Restricted stock units granted to non-employee directors on an annual basis vest 100% on the first anniversary of the award date.

In fiscal 2018, we recorded $2,602 of shared-based compensation expense associated with our executive officer transitions, which is included in the table above as general and administrative expense.  In fiscal 2016, we recorded $154 in share-based compensation expense related to certain unvested NexPlanar ISOs settled in cash at the acquisition date.  The $154 represents the portion of the fair value of the original awards related to the post-acquisition period had these awards not been settled in cash at the acquisition date.  U.S. GAAP prescribes that the portion of fair value of equity awards related to pre-acquisition service periods represents purchase consideration, including equity awards vesting immediately upon a change-in-control, and the portion of fair value related to post-acquisition service periods represents compensation expense.  Since the post-acquisition service requirement was eliminated through the cash settlement, the $154 in compensation expense was recorded immediately following the acquisition date.  We accelerated the vesting on the substitute ISO awards made to certain individuals based on the terms of their employment agreements and recorded $492 of share-based compensation expense related to this acceleration.  The total $646 of acquisition-related compensation is included in the table above as general and administrative expense.

INDEX

Our non-employee directors receive annual equity awards in March, pursuant to the OIP.  The award agreements provide for immediate vesting of the award at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the OIP, if at such time the non-employee director has completed an equivalent of at least two full terms as a director of the Company, as defined in the Company's bylaws.  Three of the Company's non-employee directors had completed at least two full terms of service as of the date of the March 2018 award.  Consequently, the requisite service period for the award has already been satisfied and we recorded the fair value of $586 of the awards to these directors to share-based compensation expense in the fiscal quarter ended March 31, 2018 rather than recording that expense over the one-year vesting period stated in the award agreement.

STOCK OPTION ACTIVITY

A summary of stock option activity under the EIP and OIP as of September 30, 2018, and changes during fiscal 2018 are presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2017	1,517,061	$44.17
Granted	152,282	95.19
Exercised	(488,029)	39.45
Forfeited or canceled	(49,833)	53.09
Outstanding at September 30, 2018	1,131,481	$52.68	6.8	$57,212

Exercisable at September 30, 2018	552,969	$41.57	5.5	$34,063

Expected to vest after September 30, 2018	575,758	$63.16	8.0	$23,120

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., for all in-the-money stock options, the difference between our closing stock price per share on the last trading day of fiscal 2018 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2018.  The total intrinsic value of options exercised was $30,345, $25,213 and $12,317 for fiscal 2018, 2017 and 2016, respectively.

The total cash received from options exercised was $19,247, $27,666 and $16,623 for fiscal 2018, 2017 and 2016, respectively. The actual tax benefit realized for the tax deductions from options exercised was $7,503, $8,743 and $4,076 for fiscal 2018, 2017 and 2016, respectively.  The total fair value of stock options vested during fiscal years 2018, 2017 and 2016 was $5,008, $5,300 and $7,880, respectively. As of September 30, 2018, there was $6,723 of total unrecognized share-based compensation expense related to unvested stock options granted under the EIP and OIP.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

INDEX

RESTRICTED STOCK AND RESTRICTED STOCK UNITS

A summary of the status of the restricted stock awards and restricted stock unit awards, including PSUs outstanding that were awarded under the OIP as of September 30, 2018, and changes during fiscal 2018, are presented below:

	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value

Nonvested at September 30, 2017	346,513	$52.43
Granted *	140,084	93.16
Vested	(134,165)	49.73
Forfeited	(24,285)	58.64
Nonvested at September 30, 2018	328,147	$70.42

* Includes the initial amount of PSUs granted, which may be subject to downward or upward adjustment depending on the performance measures during the particular performance period pursuant to the PSU award agreement.

The total fair value of restricted stock awards and restricted stock units vested during fiscal years 2018, 2017 and 2016 was $6,669, $6,898 and $10,740, respectively.  As of September 30, 2018, there was $20,955 of total unrecognized share-based compensation expense related to unvested restricted stock awards and restricted stock units, including PSUs under the OIP.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

13. SAVINGS PLAN

Effective in May 2000, we adopted the Cabot Microelectronics Corporation 401(k) Plan (the "401(k) Plan"), which is a qualified defined contribution plan, covering all eligible U.S. employees meeting certain minimum age and eligibility requirements, as defined by the 401(k) Plan.  Participants may make elective contributions of up to 60% of their eligible compensation.  All amounts contributed by participants and earnings on these contributions are fully vested at all times.  The 401(k) Plan provides for matching and fixed non-elective contributions by the Company.  Under the 401(k) Plan, the Company will match 100% of the first four percent of the participant's eligible compensation and 50% of the next two percent of the participant's eligible compensation that is contributed, subject to limitations required by government regulations.  Under the 401(k) Plan, all U.S. employees, even those who do not contribute to the 401(k) Plan, receive a contribution by the Company in an amount equal to four percent of eligible compensation, and thus are participants in the 401(k) Plan.  Participants are 100% vested in all Company contributions at all times.   The Company's expense for the 401(k) Plan totaled $5,562, $5,256 and $4,624 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

14. OTHER INCOME, NET

Other income, net, consisted of the following:

	Year Ended September 30,
	2018	2017	2016
Interest income	$4,409	$2,351	$949
Other income (expense)	89	(438)	(296)
Total other income, net	$4,498	$1,913	$653

INDEX

15.	STOCKHOLDERS' EQUITY

The following is a summary of our capital stock activity over the past three years:

	Number of Shares
	Common Stock	Treasury Stock
September 30, 2015	33,489,181	9,041,678
Exercise of stock options	606,562
Restricted stock under EIP and OIP, net of forfeitures	86,277
Restricted stock under Deposit Share Program, net of forfeitures	1,847
Common stock under ESPP	77,437
Repurchases of common stock under share repurchase plans		636,839
Repurchases of common stock – other		66,125

September 30, 2016	34,261,304	9,744,642
Exercise of stock options	818,640
Restricted stock under OIP, net of forfeitures	81,047
Common stock under ESPP	69,751
Repurchases of common stock under share repurchase plans		167,809
Repurchases of common stock – other		35,739

September 30, 2017	35,230,742	9,948,190
Exercise of stock options	487,915
Restricted stock under OIP, net of forfeitures	93,817
Common stock under ESPP	49,991
Repurchases of common stock under share repurchase plans		369,791
Repurchases of common stock – other		38,166

September 30, 2018	35,862,465	10,356,147

COMMON STOCK

Each share of common stock, including those awarded as restricted stock, but not restricted stock units, entitles the holder to one vote on all matters submitted to a vote of Cabot Microelectronics' stockholders.  Common stockholders are entitled to receive ratably the dividends, if any, as may be declared by the Board of Directors.  Holders of restricted stock units awarded as of fiscal 2016 are entitled to dividend equivalents, which are paid to the holder upon the vesting of the restricted stock units.  The number of authorized shares of common stock is 200,000,000 shares.

SHARE REPURCHASES

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from $75,000 to $150,000.  Under this program, we repurchased 369,791 shares for $40,726 during fiscal 2018, 167,809 shares for $12,035 during fiscal 2017, and 636,839 shares for $25,980 during fiscal 2016. As of September 30, 2018, $81,271 remains available under our share repurchase program.  To date, we have funded share repurchases under our share repurchase program from our existing cash balance, and anticipate we will continue to do so.  The program, which became effective on the authorization date, may be suspended or terminated at any time, at the Company's discretion.  For additional information on share repurchases, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and the section titled "Liquidity and Capital Resources" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Separate from this share repurchase program, a total of 38,166, 35,739 and 66,125 shares were purchased during fiscal 2018, 2017 and 2016, respectively, pursuant to the terms of our OIP as shares withheld from award recipients to cover payroll taxes on the vesting of shares of restricted stock granted under the OIP.

INDEX

16.	INCOME TAXES

Income before income taxes was as follows:

	Year Ended September 30,
	2018	2017	2016
Domestic	$46,254	$33,272	$7,130
Foreign	115,457	76,100	63,308
Total	$161,711	$109,372	$70,438

Taxes on income consisted of the following:

	Year Ended September 30,
	2018	2017	2016
U.S. federal and state:
Current	$14,698	$8,606	$609
Deferred	10,347	1,550	(1,465)
Total	$25,045	$10,156	$(856)

Foreign:
Current	$26,135	$13,422	$11,737
Deferred	488	(1,158)	(292)
Total	26,623	12,264	11,445
Total U.S. and foreign	$51,668	$22,420	$10,589

The provision for income taxes at our effective tax rate differed from the statutory rate as follows:

	Year Ended September 30,
	2018	2017	2016
Federal statutory rate	24.5%	35.0%	35.0%
U.S. benefits from research and experimentation activities	(0.8)	(1.0)	(3.5)
State taxes, net of federal effect	0.1	0.4	(0.1)
Foreign income at other than U.S. rates	1.2	(14.7)	(16.9)
Executive compensation	0.4	0.3	0.0
Share-based compensation	(4.3)	0.1	0.7
U.S. tax reform	11.2	0.0	0.0
Domestic production deduction	(0.2)	0.0	(1.3)
Other, net	(0.1)	0.4	1.1
Provision for income taxes	32.0%	20.5%	15.0%

INDEX

  The significant increase in our effective tax rate for fiscal 2018 was primarily driven by the changes introduced by the Tax Cuts and Jobs Act in the United States ("the Tax Act") in December 2017, which includes the deemed repatriation tax (transition tax).  The Company made the decision to take the dividends received deduction (DRD) on its fiscal 2018 tax return and accordingly reflected a section 245A DRD with respect to the section 78 gross-up in its transition tax calculation.  This benefit may be reduced or eliminated in future legislation.  If such legislation is enacted, we will record the impact of the legislation in the quarter of enactment.  Other factors that impacted the Company's effective tax rate for fiscal 2018 were primarily related to benefits in excess of compensation cost from share-based compensation recorded in the income statement (as opposed to equity prior to October 2017) and the absence of benefits of a tax holiday in South Korea that expired as of October 2017.

The increase in the effective tax rate during fiscal 2017 was primarily due to the absence of the retroactive reinstatement of the research and experimentation tax credit recorded in fiscal 2016, and changes in the jurisdictional mix of income.

The Tax Act includes broad and complex changes to the U.S. tax code, including but not limited to: (1) reducing the U.S. federal corporate income tax rate to 21.0% effective January 1, 2018; and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years. For fiscal 2018, we recorded our income tax provision using a blended U.S. statutory tax rate of 24.5%, which is based on a proration of the applicable tax rates before and after the Tax Act.  The U.S. statutory tax rate of 21.0% will apply for fiscal 2019 and beyond.

As a result of the Tax Act, the SEC staff issued accounting guidance that provides up to a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act (SAB 118).  To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but for which the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.  If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  The final impact of the Tax Act may differ from the provisional estimates due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts.

In connection with our analysis of the impact of the Tax Act, we recorded total tax expense of $18,178 for the year ended September 30, 2018.  This amount is comprised of $11,340 of the U.S. transition tax on accumulated earnings of foreign subsidiaries, $5,555 of foreign withholding tax, and $1,283 of tax expense for re-measurement of deferred taxes.  We have determined that these amounts were each provisional amounts and reasonable estimates for fiscal 2018.  Estimates used in the provisional amounts include earnings, cash positions, foreign income taxes and withholding taxes attributable to foreign subsidiaries. The amounts recorded are reasonable estimates and are discussed more fully below.

Deemed Repatriation Transition Tax:  The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries.  To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. taxes on such earnings.  We were able to make a reasonable estimate, and recorded $11,340 of Transition Tax, which included U.S. federal and state tax implications, for the year ended September 30, 2018.  In addition, we also recorded a provisional estimate of $5,555 for non-U.S. withholding taxes to be incurred on actual and future distributions of foreign earnings.  We are monitoring U.S. federal and state legislative developments for further interpretative guidance and may further refine provisional estimates during the measurement period provided under SAB 118.  Previously, the Company maintained an assertion to permanently reinvest the earnings of its non-U.S. subsidiaries outside of the U.S., with certain insignificant exceptions, and therefore, did not record U.S. deferred income taxes or foreign withholding taxes for these earnings. In light of the Tax Act and the associated transition to a modified territorial tax system, the Company no longer considered its foreign earnings to be indefinitely reinvested and repatriated $197,932 in fiscal 2018, and plan to repatriate foreign earnings on an ongoing basis. Consequently, the Company recorded deferred tax liabilities associated with withholding taxes on actual and future distribution of such earnings.

Reduction of U.S. Federal Corporate Tax Rate:  The Company re-measured its U.S. deferred tax assets and liabilities and recorded tax expense of $1,283 based on the rates at which the deferred tax assets and liabilities are expected to reverse in the future.  We are still analyzing certain aspects of the Tax Act and the actual impact of the reduction in the U.S. federal corporate tax rate may be affected by the timing of the reversal of such balances.

INDEX

The Company is also analyzing other provisions of the Tax Act to determine their impact on the Company's effective tax rate in fiscal year 2019 or in the future, including the following:

Global Intangible Low Taxed Income (GILTI):   Tax Act includes a provision designed to tax GILTI, which we are continuing to evaluate.  Under U.S. GAAP, we are allowed to make an accounting policy choice of either: (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method"); or, (2) factoring such amounts into a company's measurement of its deferred taxes (the "deferred method").  We have not yet made the accounting policy election, and we are not yet able to reasonably estimate the effect of the GILTI provision and have not made any adjustments related to potential GILTI tax in our financial statements.  If applicable, GILTI tax would first apply to our fiscal year 2019 and would be accounted for as incurred under the period cost method.

Base Erosion and Anti-Abuse Tax (BEAT):  The Tax Act creates a new minimum BEAT liability for corporations that make base erosion payments if the corporation has sufficient gross receipts and derives a sufficient level of "base erosion tax benefits".  We are further assessing the provisions of the BEAT and will evaluate the effects on the Company's financial statements as further information becomes available.  If applicable, any BEAT would first apply to the Company in fiscal year 2019 and would be accounted for as incurred under the period cost method.

Foreign Derived Intangible Income (FDII): The Tax Act allows a domestic corporation an immediate deduction in U.S. taxable income for a portion of its FDII.  The amount of the deduction will depend in part on the Company's U.S. taxable income.  We are still assessing the benefits of the FDII deduction.  If applicable, the FDII deduction would first be available to the Company in fiscal year 2019 and would be accounted for under the period cost method.

The Company previously operated under a tax holiday in South Korea in fiscal years 2013 through 2017 in conjunction with our investment in research, development and manufacturing facilities there, which expired at the end of fiscal year 2017.  This arrangement allowed for a tax at 50% of the local statutory rate in effect for fiscal years 2016 and 2017, following a 0% tax rate in fiscal years 2013, 2014 and 2015.  This tax holiday reduced our fiscal 2017 and 2016 income tax provision by approximately $5,018 and $3,771, respectively.  This holiday increased our fiscal 2017 and 2016 diluted earnings per share by approximately $0.20 and $0.15, respectively.

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

The following table presents the changes in the balance of gross unrecognized tax benefits during the last three fiscal years:

Balance September 30, 2015	$1,773
Additions for tax positions relating to the current fiscal year	364
Additions for tax positions relating to prior fiscal years	200
Settlements with taxing authorities	(248)
Balance September 30, 2016	2,089
Additions for tax positions relating to the current fiscal year	381
Additions for tax positions relating to prior fiscal years	44
Lapse of statute of limitations	(244)
Balance September 30, 2017	2,270
Additions for tax positions relating to the current fiscal year	263
Additions for tax positions relating to prior fiscal years	116
Lapse of statute of limitations	(1,215)
Balance September 30, 2018	$1,434

The entire balance of unrecognized tax benefits shown above as of September 30, 2018 and 2017, would affect our effective tax rate if recognized.  We recognize interest and penalties related to uncertain tax positions as income tax expense in our financial statements.  Interest accrued on our Consolidated Balance Sheet was $69 and $100 at September 30, 2018 and 2017, respectively, and any interest and penalties charged to expense in fiscal years 2018, 2017 and 2016 was not material.

At September 30, 2018, the tax periods open to examination by the U.S. federal government included fiscal years 2015 through 2018.  We believe the tax periods open to examination by U.S. state and local governments include fiscal years 2014 through 2018 and the tax periods open to examination by foreign jurisdictions include fiscal years 2013 through 2018. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Significant components of net deferred tax assets and liabilities were as follows:

	September 30,
	2018	2017
Deferred tax assets:
Employee benefits	$3,995	$5,307
Inventory	2,526	2,863
Bad debt reserve	361	585
Share-based compensation expense	5,379	6,611
Credit and other carryforwards	6,419	22,663
Other	1,336	1,488
Valuation allowance	(133)	(2,271)
Total deferred tax assets	$19,883	$37,246

Deferred tax liabilities:
Depreciation and amortization	$8,007	$14,671
Withholding on transition taxes	5,209	-
Translation adjustment	-	300
Other	908	739
Total deferred tax liabilities	$14,124	$15,710

INDEX
As of September 30, 2018, the Company had foreign and federal net operating loss carryforwards (NOLs) of $2,163 and $14,765, respectively, which will expire over the period between fiscal year 2019 and fiscal year 2038, for which we have recorded a $423 gross valuation allowance, all of which was attributable to foreign NOLs.  The majority of the federal and state NOLs are attributable to the NexPlanar acquisition.  As of September 30, 2018, the Company had a state tax credit carryforward of $74 and no capital loss carryforwards.  As of September 30, 2018, the Company had a federal tax credit carryforward of $737, which will expire beginning in fiscal years 2028 through 2038.

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

We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees.  We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not experienced material costs as a result of such obligations and, as of September 30, 2018, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.

LEASE COMMITMENTS

We lease certain vehicles, warehouse facilities, office space, machinery and equipment under cancelable and noncancelable leases, all of which expire within five years from September 30, 2018, and may be renewed by us.  Rent expense under such arrangements during fiscal 2018, 2017 and 2016 totaled $4,307, $3,120 and $2,765, respectively.

Future minimum rental commitments under noncancelable leases as of September 30, 2018 are as follows:

Fiscal Year	Operating
2019	$3,456
2020	2,466
2021	2,099
2022	1,853
2023	1,890
Thereafter	7,890
$19,654

INDEX

PURCHASE OBLIGATIONS

Purchase obligations include our take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, the current term of which runs through December 2019.  This agreement provides us the option to purchase fumed silica, with no purchase requirements as of 2017, for which we have paid a fee of $1,500 in each of the fiscal years 2017, 2018 and will pay in 2019. The $1,500 payment due for 2019 is included in accrued expenses on our Consolidated Balance Sheet  As of September 30, 2018, purchase obligations include $11,208 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have unfunded defined benefit plans covering employees in certain foreign jurisdictions as required by local law.  Our plans in Japan, which represent the majority of our pension liability for such plans, had projected benefit obligations of $6,621 and $6,673 as of September 30, 2018 and 2017, respectively, and an accumulated benefit obligation of $5,234 and $5,253 as of September 30, 2018 and 2017, respectively.  Key assumptions used in the actuarial measurement of the Japan pension liability include a weighted average discount rate of 0.50% at September 30, 2018 and 2017, respectively, and an expected rate of compensation increase of 2.50% at September 30, 2018 and 2017, respectively. Total future Japan pension costs included in accumulated other comprehensive income are $1,735 and $1,837 at September 30, 2018 and 2017, respectively.

Our plans in Korea had defined benefit obligations of $1,731 and $1,663 as of September 30, 2018 and 2017.  Key assumptions used in the actuarial measurement of the Korea pension liability include weighted average discount rates of 3.75% and 4.00% at September 30, 2018 and 2017, respectively, and an expected rate of compensation increase of 4.50% at September 30, 2018 and 2017.  Total future Korea pension costs included in accumulated other comprehensive income are $133 and $6 at September 30, 2018 and 2017, respectively.

Benefit costs for the combined plans were $1,236, $1,176 and $1,024 in fiscal years 2018, 2017 and 2016, respectively, consisting primarily of service costs, and were recorded as fringe benefit expense under cost of goods sold and operating expenses in our Consolidated Statement of Income.  Estimated future benefit payments are as follows:

Fiscal Year	Amount
2019	$372
2020	611
2021	461
2022	642
2023	554
2024 to 2028	$4,237

INDEX

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

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Year Ended September 30,
	2018	2017	2016
Numerator:
Net income	$110,043	$86,952	$59,849
Less: income attributable to participating securities	(123)	(256)	(361)
Net income available to common stockholders	$109,920	$86,696	$59,488

Denominator:
Weighted-average common shares	25,517,825	25,015,458	24,076,549
(Denominator for basic calculation)
Weighted-average effect of dilutive securities:
Share-based compensation	725,339	497,029	400,444
Diluted weighted-average common shares	26,243,164	25,512,487	24,476,993
(Denominator for diluted calculation)

Earnings per share:
Basic	$4.31	$3.47	$2.47
Diluted	$4.19	$3.40	$2.43

For the twelve months ended September 30, 2018, 2017, and 2016, approximately 0.1 million, 0.4 million and 1.1 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share.

INDEX

19. FINANCIAL INFORMATION BY INDUSTRY SEGMENT, GEOGRAPHIC AREA AND PRODUCT LINE

We operate predominantly in one industry segment – the development, manufacture, and sale of CMP consumables.  Revenues are attributed to the United States and foreign regions based upon the customer location and not the geographic location from which our products were shipped.  Financial information by geographic area was as follows:

	Year Ended September 30,
	2018	2017	2016
Revenue:
United States	$79,019	$72,670	$62,400
Asia	471,215	394,874	336,312
Europe	39,889	39,635	31,737
Total	$590,123	$507,179	$430,449
Property, plant and equipment, net:
United States	$60,818	$52,155	$50,595
Asia	50,573	54,201	55,893
Europe	12	5	8
Total	$111,403	$106,361	$106,496

The following table shows revenue from sales to customers in foreign countries that accounted for more than ten percent of our total revenue in fiscal 2018, 2017 and 2016:

	Year Ended September 30,
	2018	2017	2016
Revenue:
South Korea	$136,403	$95,414	$76,082
Taiwan	130,500	130,849	122,671
China	97,254	74,781	59,239

The following table shows net property, plant and equipment in foreign countries that accounted for more than ten percent of our total net property, plant and equipment in fiscal 2018, 2017 and 2016:

	Year Ended September 30,
	2018	2017	2016
Property, plant and equipment, net:
Japan	$19,610	$21,408	$26,268
South Korea	16,857	16,915	11,135
Taiwan	13,592	15,119	17,949

The following table shows revenue generated by product area in fiscal 2018, 2017 and 2016:

	Year Ended September 30,
	2018	2017	2016
Revenue:
Tungsten slurries	$253,069	$221,493	$185,365
Dielectric slurries	139,577	120,240	99,141
Polishing Pads	83,117	68,673	52,067
Other Metals slurries	69,317	62,829	63,960
ESF and other	45,043	33,944	29,916
Total	$590,123	$507,179	$430,449

INDEX

20. SUBSEQUENT EVENTS

On August 14, 2018, we entered into a Merger Agreement with KMG and the Merger Sub, providing for the acquisition of KMG by Cabot Microelectronics.  The Merger Agreement provides that, upon the terms and subject to the satisfaction or valid waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into KMG, with KMG continuing as the surviving corporation and a wholly owned subsidiary of Cabot Microelectronics.  The Merger Agreement and the Acquisition were unanimously approved by the board of directors of each of Cabot Microelectronics and KMG.  At the effective time of the Acquisition, each outstanding share of KMG common stock, par value $0.01 per share ("KMG Common Stock"), other than shares owned by KMG, Cabot Microelectronics and their subsidiaries, dissenting shares, or shares subject to a KMG Equity Award (as defined below), will automatically be converted into the right to receive the following Merger Consideration, without interest: $55.65 in cash (the "Cash Consideration"); and, 0.2000 shares of common stock of Cabot Microelectronics, par value $0.001 per share ("CMC Common Stock").  Based on the closing price of CMC Common Stock on November 9, 2018, the most recent practicable date prior to the date of this Report on Form 10-K, the Merger Consideration is approximately $1.5 billion, which will fluctuate as the market price of CMC Common Stock fluctuates because a portion of the Merger Consideration is payable in a fixed number of shares of CMC Common Stock. As a result, the value of the Merger Consideration upon completion of the Acquisition could be greater than, less than or the same as the value of the Merger Consideration on the date of this report. Cabot Microelectronics and KMG have each made customary representations, warranties and covenants in the Merger Agreement.  The Merger Agreement contains certain customary termination rights by either Cabot Microelectronics or KMG, including if the Acquisition is not consummated by February 14, 2019.  If the Merger Agreement is terminated under certain circumstances, KMG will be obligated to pay to Cabot Microelectronics a termination fee equal to $38.8 million in cash.

Immediately prior to closing, each restricted stock unit award relating to shares of KMG Common Stock (each, a "KMG Equity Award") granted prior to August 14, 2018 will vest (with any applicable performance targets deemed satisfied at the level specified in the applicable award agreement) and be cancelled in exchange for the Merger Consideration in respect of each share of KMG Common Stock underlying the applicable KMG Equity Award.  Each KMG Equity Award granted on or following August 14, 2018 will be converted into a corresponding award relating to shares of CMC Common Stock and continue to vest post-closing in accordance with the terms of the applicable award agreement (which will include vesting on a qualifying termination of employment).

The consummation of the Acquisition is subject to customary closing conditions, including the adoption of the Merger Agreement by KMG's shareholders, the meeting for which is scheduled to occur on November 13, 2018.  Assuming such conditions are satisfied or validly waived, we expect the Acquisition to close in approximately mid-November 2018.

On August 14, 2018, in connection with the execution of the Merger Agreement, we entered into a commitment letter, dated as of August 14, 2018 (the "Commitment Letter"), with JPMorgan Chase Bank, N.A., Bank of America, N.A. and Goldman Sachs Bank USA (together with the additional commitment parties described below, the "Commitment Parties") and Merrill Lynch, Pierce, Fenner & Smith Incorporated, pursuant to which the Commitment Parties have committed to arrange and provide, subject to the terms and conditions of the Commitment Letter, a senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million (the "New Revolving Facility") and a senior secured term loan facility in an aggregate principal amount of up to $1,065.0 million (the "New Term Loan Facility", and together with the New Revolving Facility, the "New Credit Facilities"). On September 4, 2018, we amended and restated the commitment letter to add BMO Harris Financing, Inc., U.S. Bank, National Association, HSBC Bank USA, N.A., and PNC Bank, National Association as additional commitment parties.

On November 1, 2018, we completed the syndication of the New Credit Facilities.  We expect the New Credit Facilities to be made available pursuant to a credit agreement to be entered into on the closing date of the Acquisition.  We expect the New Revolving Facility to mature five years after the closing date of the Acquisition and the New Term Loan Facility to mature seven years after the closing date of the Acquisition and to amortize in equally quarterly installments of 0.25% of the initial principal amount.  We expect that the New Credit Facilities will be guaranteed by KMG and all of CMC's and KMG's wholly-owned domestic subsidiaries and will be secured by first priority liens and security interests in substantially all assets of CMC and each guarantor, in each case subject to certain exceptions.  We expect borrowings under the New Term Loan Facility to bear interest at LIBOR plus 2.25% per annum and borrowings under the New Revolving Facility to bear interests at a rate per annum equal to LIBOR plus an applicable margin of 1.00% to 1.75% depending on our consolidated leverage ratio.  We also expect to be required to pay certain fees and expenses in connection with the New Credit Facility, including an undrawn commitment fee of 0.175% to 0.30% per annum based on our consolidated leverage ratio.  We expect that the New Credit Facilities will require us to comply with customary affirmative and negative covenants and events of default, and that the New Revolving Facility will require us to maintain a first lien secured net leverage ratio no greater than 4.00 to 1.00. Although the syndication of the New Credit Facilities is complete, we have not yet entered into definitive documentation with respect to the New Credit Facilities.  Accordingly, the terms of the New Credit Facilities may vary from those described herein.

INDEX
SELECTED QUARTERLY OPERATING RESULTS

The following table presents our unaudited financial information for the eight quarterly periods ended September 30, 2018.  This unaudited financial information has been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with the annual audited financial statements and in the opinion of management, include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods.  The results for any quarter are not necessarily indicative of results for any future period.

CABOT MICROELECTRONICS CORPORATION
SELECTED QUARTERLY OPERATING RESULTS
(Unaudited and in thousands, except per share amounts)

	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016

Revenue	$156,729	$150,437	$142,978	$139,979	$136,784	$127,957	$119,184	$123,254
Cost of goods sold	72,383	69,737	67,933	65,965	66,734	65,414	59,153	61,749

Gross profit	84,346	80,700	75,045	74,014	70,050	62,543	60,031	61,505

Operating expenses:
Research, development and technical	13,372	13,059	13,368	12,151	13,839	14,333	14,090	13,396
Selling and marketing	6,211	6,207	6,790	5,836	8,680	7,346	7,268	7,552
General and administrative	20,775	19,504	17,799	18,915	14,489	13,953	14,699	12,496
Total operating expenses	40,358	38,770	37,957	36,902	37,008	35,632	36,057	33,444

Operating income	43,988	41,930	37,088	37,112	33,042	26,911	23,974	28,061

Interest expense	102	513	1,158	1,132	1,127	1,117	1,135	1,150
Other income (expense), net	1,137	1,627	1,062	672	798	(115)	234	996

Income before income taxes	45,023	43,044	36,992	36,652	32,713	25,679	23,073	27,907
Provision for income taxes	(3,195)	7,873	7,255	39,735	6,211	5,740	4,793	5,676

Net income (loss)	$48,218	$35,171	$29,737	$(3,083)	$26,502	$19,939	$18,280	$22,231

Basic earnings (loss) per share	$1.89	$1.37	$1.16	$(0.12)	$1.05	$0.79	$0.73	$0.90

Weighted average basic shares outstanding	25,520	25,612	25,593	25,326	25,236	25,228	25,031	24,583

Diluted earnings (loss) per share	$1.84	$1.34	$1.14	$(0.12)	$1.03	$0.77	$0.71	$0.88

Weighted average diluted shares outstanding	26,213	26,319	26,161	25,326	25,710	25,721	25,526	25,072

Dividends per share	$0.40	$0.40	$0.40	$0.20	$0.20	$0.20	$0.20	$0.18

INDEX
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our allowance for doubtful accounts:

Allowance For Doubtful Accounts	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2018	$1,747	$185	$(32)	$1,900
September 30, 2017	1,828	26	(107)	1,747
September 30, 2016	1,224	588	16	1,828

We have provided a valuation allowance on certain deferred tax assets. The following table sets forth activities in our valuation allowance:

Valuation Allowance	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End Of Year

Year ended:
September 30, 2018	$2,271	$-	$(2,138)	$133
September 30, 2017	3,022	-	(751)	2,271
September 30, 2016	3,079	-	(57)	3,022

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

/s/ Scott D. Beamer

Scott D. Beamer
Chief Financial Officer

/s/ Thomas S. Roman

Thomas S. Roman
Principal Accounting Officer

INDEX
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), as of September 30, 2018.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our management concluded that the Company's internal control over financial reporting was effective as of September 30, 2018.  The effectiveness of the Company's internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears under Item 8 of Report on Form 10-K.

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
None.

INDEX

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee, and identification of an audit committee financial expert, is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Board Structure and Compensation" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 6, 2019 (the "Proxy Statement").  In addition, for information with respect to the executive officers of our Company, see "Executive Officers" in Part I of this Form 10-K and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.  Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

INDEX

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Shown below is information as of September 30, 2018, with respect to the shares of common stock that may be issued under Cabot Microelectronics' existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,435,064	(2)	$52.68(2)	2,434,912	(3)

Equity compensation plans not approved by security holders

Total	1,435,064	(2)	$52.68(2)	2,434,912(3)

(1)
Equity Compensation plans consist of our Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan (EIP), as amended and restated September 23, 2008, our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan, as amended effective March 7, 2017 (OIP), and our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated September 23, 2013 (ESPP).  As of March 6, 2012, all securities available for future issuance under the EIP were transferred to the OIP and the EIP is no longer available for any future awards.  All share amounts in the above table reflect the effect of the leveraged recapitalization with a special cash dividend.  See Note 12 of the "Notes to the Consolidated Financial Statements" for more information regarding our equity compensation plans.

(2)
Column (a) includes 266,965 shares that employees and non-employee directors have the right to acquire upon the vesting of the equivalent restricted stock units that they have been awarded under our equity incentive plans, and 36,618 initial granted shares that certain employees have the right to acquire upon the vesting of the performance-based restricted stock units that they have been awarded under our equity incentive plans, which may be subject to downward or upward adjustment depending on the performance measures during the particular performance period pursuant to the PSU award agreement.  Column (b) excludes all of these from the weighted-average exercise price.

(3)	Column (c) includes 385,504 shares available for future issuance under the ESPP.

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
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended September 30, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2017 and 2016
Consolidated Balance Sheets at September 30, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2018, 2017 and 2016
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
		8-K	000-30205	September 28, 2015
2.2	Agreement and Plan of Merger, dated as of August 14, 2018, by and among KMG Chemicals, Inc., Cabot Microelectronics Corporation, and Cobalt Merger Sub Corporation.	8-K	000-30205	August 17, 2018
3.2	(Third) Amended and Restated By-Laws of Cabot Microelectronics Corporation.	8-K	000-30205	March 6, 2017
3.3	Form of Amended and Restated Certificate of Incorporation of Cabot Microelectronics Corporation.	S-1	333-95093	March 27, 2000
4.1	Form of Cabot Microelectronics Corporation Common Stock Certificate.	S-1	333-95093	April 3, 2000
10.1	Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan, as amended and restated September 23, 2008.*	10-K	000-30205	November 25, 2008
10.2	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).*	10-Q	000-30205	May 9, 2011
10.4	Form of Second Amended and Restated Cabot Microelectronics Corporation 2000 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).*	10-Q	000-30205	February 8, 2011
10.15	Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated September 23, 2013.*	10-K	000-30205	November 20, 2013
10.22	Cabot Microelectronics Corporation 401(k) Plan, as amended.*	10-Q	000-30205	February 8, 2010
10.23	Form of Amended and Restated Change in Control Severance Protection Agreement.**	10-K	000-30205	November 25, 2008
10.28	Directors' Deferred Compensation Plan, as amended September 23, 2008.*	10-K	000-30205	November 25, 2008
10.30	Form of Deposit Share Agreement.***	10-Q	000-30205	February 8, 2013

INDEX

10.33	Adoption Agreement, as amended September 23, 2008, of Cabot Microelectronics Corporation Supplemental Employee Retirement Plan.*	10-K	000-30205	November 25, 2008
10.34	Code of Business Conduct.	10-Q	000-30205	February 8, 2011
10.36	Directors' Cash Compensation Umbrella Program.*	10-K	000-30205	December 10, 2003
10.53	Cabot Microelectronics Corporation Supplemental Employee Retirement Plan, as amended.*	10-K	000-30205	November 25, 2008
10.57	Adoption Agreement, as amended January 1, 2010, of Cabot Microelectronics Corporation 401(k) Plan.*	10-Q	000-30205	February 8, 2010
10.58	Employee Stock Purchase Plan Prospectus as of November 24, 2010.*	10-Q	000-30205	February 8, 2011
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
		10-Q	000-30205	August 8, 2014
10.68	Employment Offer Letter dated December 12, 2014 (David H. Li).	10-Q	000-30205	February 6, 2015
10.69	Cabot Microelectronics Corporation Short Term Incentive Program	10-Q	000-30205	February 8, 2016
10.70	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[__] Restricted Unit Award Agreement for United States Employees	10-Q	000-30205	February 8, 2016

INDEX

10.71	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[ ] Non-Qualified Stock Option Award Agreement for United States Employees	10-Q	000-30205	February 7, 2018
10.72	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[ ] Restricted Stock Unit Award Agreement for United States Employees	10-Q	000-30205	February 7, 2018
10.73	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[ ] Performance Share Unit Award Agreement for United States Employees	10-Q	000-30205	February 7, 2018
21.1	Subsidiaries of Cabot Microelectronics Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Management contract, or compensatory plan or arrangement.

**  Substantially similar change in control severance protection agreements have been entered into with David H. Li, Scott D. Beamer, H. Carol Bernstein, Thomas F. Kelly, Ananth Naman, Eleanor K. Thorp, Thomas S. Roman, and Daniel D. Woodland, with differences only in the amount of payments and benefits to be received by such persons.

***  Substantially similar deposit share agreements have been entered into with David H. Li and Ananth Naman, with differences only in the amount of initial deposit made and deposit shares purchased by such persons.

INDEX
SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CABOT MICROELECTRONICS CORPORATION

Date: November 13, 2018	/s/ DAVID H. LI
David H. Li
President and Chief Executive Officer
[Principal Executive Officer]

Date: November 13, 2018	/s/ SCOTT D BEAMER
Scott D. Beamer
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: November 13, 2018	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 13, 2018	/s/ WILLIAM P. NOGLOWS*
William P. Noglows
Chairman of the Board
[Director]

Date: November 13, 2018	/s/ DAVID H. LI
David H. Li
President and Chief Executive Officer
[Director]

Date: November 13, 2018	/s/ RICHARD S. HILL*
Richard S. Hill
[Director]

Date: November 13, 2018	/s/ BARBARA A. KLEIN*
Barbara A. Klein
[Director]

Date: November 13, 2018	/s/ PAUL J. REILLY*
Paul J. Reilly
[Director]

Date: November 13, 2018	/s/ SUSAN M. WHITNEY*
Susan M. Whitney
[Director]

Date: November 13, 2018	/s/ GEOFFREY WILD*
Geoffrey Wild
[Director]

* by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.