Form 10-Q
period 2018-12-31
CABOT MICROELECTRONICS CORP
filed 2019-02-11
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

December 31, 2018
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of January 31, 2019, the Company had 28,955,343 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2018	2017
Revenue	$221,778	$139,979

Cost of sales	122,445	65,965

Gross profit	99,333	74,014

Operating expenses:
Research, development and technical	14,040	12,151
Selling, general and administrative	61,128	24,751
Total operating expenses	75,168	36,902

Operating income	24,165	37,112

Interest expense	6,890	1,132
Interest income	1,019	951
Other income (expense), net	(1,411)	(279)
Income before income taxes	16,883	36,652

Provision for income taxes	3,440	39,735

Net income (loss)	$13,443	$(3,083)

Basic earnings (loss) per share (in dollars per share)	$0.50	$(0.12)

Weighted average basic shares outstanding	27,157	25,326

Diluted earnings (loss) per share (in dollars per share)	$0.48	$(0.12)

Weighted average diluted shares outstanding	27,762	25,326

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended December 31,
	2018	2017

Net income (loss)	$13,443	$(3,083)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,425	7,144
Net unrealized loss on available-for-sale securities	-	(46)
Minimum pension liability adjustment	(251)	-
Net unrealized gain on cash flow hedges	-	199

Other comprehensive income, net of tax	2,174	7,297

Comprehensive income	$15,617	$4,214

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$208,880	$352,921
Accounts receivable, less allowance for doubtful accounts of $1,840 at December 31, 2018, and $1,900 at September 30, 2018	138,580	75,886
Inventories	138,377	71,926
Prepaid expenses and other current assets	39,310	22,048
Total current assets	525,147	522,781

Property, plant and equipment, net	262,447	111,403
Goodwill	706,108	101,083
Other intangible assets, net	871,220	35,202
Deferred income taxes	5,567	5,840
Other long-term assets	10,239	4,664
Total assets	$2,380,728	$780,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,012	$18,171
Current portion of long-term debt	10,650	-
Accrued expenses, income taxes payable and other current liabilities	100,400	82,983
Total current liabilities	165,062	101,154

Long-term debt, net of current portion, less prepaid debt issuance cost of $20,170 at December 31, 2018	1,034,180	-
Deferred income taxes	154,706	81
Other long-term liabilities	18,613	13,046
Total liabilities	1,372,561	114,281

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 39,283,803 shares at December 31, 2018, and 35,862,465 shares at September 30, 2018	39	36
Capital in excess of par value of common stock	964,885	622,498
Retained earnings	472,585	471,673
Accumulated other comprehensive income	6,713	4,539
Treasury stock at cost, 10,394,664 shares at December 31, 2018, and 10,356,147 shares at September 30, 2018	(436,055)	(432,054)
Total stockholders’ equity	1,008,167	666,692

Total liabilities and stockholders’ equity	$2,380,728	$780,973

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$13,443	$(3,083)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,541	6,500
Provision for doubtful accounts	(169)	28
Share-based compensation expense	8,170	5,881
Deemed repatriation transition tax	-	24,641
Deferred income tax (expense) benefit	(12,925)	13,465
Non-cash foreign exchange (gain) loss	160	(657)
Loss on disposal of property, plant and equipment	33	-
Non-cash charge on inventory step up of acquired inventory sold	10,261	-
Amortization of debt issuance costs	485	63
Other	3,130	2,517
Changes in operating assets and liabilities:
Accounts receivable	2,584	(4,733)
Inventories	(7,393)	(1,669)
Prepaid expenses and other assets	(2,051)	(2,190)
Accounts payable	7,819	(2,847)
Accrued expenses, income taxes payable and other liabilities	(26,387)	(7,298)
Net cash provided by operating activities	13,701	30,618

Cash flows from investing activities:
Additions to property, plant and equipment	(7,847)	(4,175)
Acquisition of a business, net of cash acquired	(1,182,186)	-
Purchases of available-for-sale securities	-	(50,174)
Proceeds from the sale and maturities of available-for-sale securities	-	1,851
Net cash used in investing activities	(1,190,033)	(52,498)

Cash flows from financing activities:
Repayment of long-term debt	-	(3,281)
Repurchases of common stock	(4,001)	(4,741)
Proceeds from issuance of long-term debt	1,062,337	-
Debt issuance costs	(18,745)	-
Proceeds from issuance of stock	3,031	6,464
Dividends paid	(10,377)	(5,057)
Net cash provided by (used in) financing activities	1,032,245	(6,615)

Effect of exchange rate changes on cash	46	7,835
Decrease in cash and cash equivalents	(144,041)	(20,660)
Cash and cash equivalents at beginning of period	352,921	397,890
Cash and cash equivalents at end of period	$208,880	$377,230

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$1,558	$1,539
Equity consideration related to the acquisition of KMG Chemicals, Inc	331,048	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and amounts in thousands)

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 30, 2018	$36	$622,498	$471,673	$4,539	$(432,054)	$666,692

Share-based compensation expense		8,170				8,170
Repurchases of common stock - other, at cost					(4,001)	(4,001)
Exercise of stock options		3,097				3,097
Issuance of common stock in connection with acquisition of KMG Chemicals, Inc.	3	331,045				331,048
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		75				75
Net income			13,443			13,443
Dividends ($0.40 per share in dollars)			(11,598)			(11,598)
Effect of the adoption of the revenue recognition accounting standards			(933)			(933)
Foreign currency translation adjustment				2,425		2,425
Minimum pension liability adjustment				(251)		(251)

Balance at December 31, 2018	$39	$964,885	$472,585	$6,713	$(436,055)	$1,008,167

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 30, 2017	$35	$580,938	$397,881	$3,949	$(387,766)	$595,037

Share-based compensation expense		5,881				5,881
Repurchases of common stock under share repurchase plans, at cost					(1,591)	(1,591)
Repurchases of common stock - other, at cost					(3,160)	(3,160)
Exercise of stock options		6,139				6,139
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		300				300
Net loss			(3,083)			(3,083)
Dividends ($0.20 per share in dollars)			(5,153)			(5,153)
Foreign currency translation adjustment				7,144		7,144
Interest rate swaps				199		199
Unrealized loss in short term available-for-sale securities				(46)		(46)

Balance at December 31, 2017	$35	$593,258	$389,645	$11,246	$(392,517)	$601,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation (“Cabot Microelectronics”, “the Company”, “us”, “we”, or “our”') is a leading global supplier of consumable materials to semiconductor manufacturers and pipeline operators.  On November 15, 2018 (“Acquisition Date”), we completed our acquisition of KMG Chemicals, Inc. (“KMG”) which produces and distributes specialty chemicals and performance materials for the semiconductor, industrial wood preservation, pipeline and energy industries (“Acquisition”).  The Acquisition extends and strengthens our position as one of the leading suppliers of consumable materials to the semiconductor industry and expands our portfolio with the addition of KMG’s businesses, which we believe will enable us to be a leading global provider of performance products and services to the pipeline operations and energy industries. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of KMG from the Acquisition Date. Subsequent to the Acquisition, we now operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our legacy CMP slurries and polishing pads businesses, as well as the recently-acquired KMG electronic chemicals business.  The Performance Materials segment includes KMG’s legacy pipeline performance and wood treatment businesses, and our legacy QED business. For additional information, refer to Part 1, Item 1, “Business”, in our and KMG’s Annual Reports on Form 10-K for the fiscal year ended September 30, 2018 and July 31, 2018, respectively.

The unaudited Consolidated Financial Statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics’ financial position as of December 31, 2018, cash flows for the three months ended December 31, 2018 and December 31, 2017, and results of operations for the three months ended December 31, 2018 and December 31, 2017.  The Consolidated Balance Sheets as of September 30, 2018 were derived from audited financial statements. The results of operations for the three months ended December 31, 2018 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2019.  Certain prior period amounts have been reclassified to conform to the current period presentation.  This Report on Form 10-Q does not contain all of the footnote disclosures from the annual financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

The Consolidated Financial Statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of December 31, 2018.

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

INDEX

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Significant Accounting Policies and Estimates

Except for the discussion on revenue recognition below, no material changes have been made to the Company’s significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

REVENUE RECOGNITION

As of October 1, 2018, the Company began applying the provisions of Accounting Standards Codification 606-10, “Revenue from Contracts with Customers” (“ASC 606”), and all related appropriate guidance using the modified retrospective method applied to those contracts which were not completed as of October 1, 2018.  The Company recognizes revenue under the core principle of depicting the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a performance obligation is satisfied.
Upon adoption of ASC 606 we recognized a $933 decrease to the opening balance of retained earnings, net of tax, due to the cumulative impact of adopting the new revenue standards. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company changed its accounting policy for revenue recognition for customer incentives that provide free products and tiered pricing.  For free products, the new revenue standards require that a portion of the transaction price be allocated to the free product and deferred until the product has been delivered.  We previously accrued for undelivered free product as a charge to cost of sales.  In prior fiscal years, in accordance with ASC 605, we did not consider prospective tiered pricing to represent a material right.

The cumulative effect of the changes made to our Consolidated Balance Sheet as of October 1, 2018 for the adoption of the new revenue standards was as follows:

	Balance at September 30, 2018	Adjustments Due to ASC 606	Balance at October 1, 2018
Deferred income tax assets	$5,840	$261	$6,101
Accrued expenses, income taxes payable and other current liabilities	82,983	(47)	82,936
Other long-term liabilities	13,046	1,241	14,287
Retained earnings	$471,673	$(933)	$470,740

We have determined that the effect of applying the new revenue standards during the quarter ended December 31, 2018 was immaterial to our financial statements compared to revenue guidance in effect before the adoption of the new revenue standards.  As a result, for the quarter ended December 31, 2018, we are not disclosing the quantitative amount by which each financial statement line item is affected by the application of the new revenue standards.

As part of the adoption of ASU 606, the Company elected to use certain allowed practical expedients. For the Company’s contracts that have an original duration of one year or less as of the adoption date, the Company uses the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the future performance obligations as of the end of each reporting period for contracts having an expected duration of one year or less.  See Note 3. for disaggregated revenue, the reconciliation of contract balances and transaction price allocation to remaining performance obligations for contracts expected to remain effective beyond one year.

INDEX

Performance Obligations and Material Rights

At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each material promise to the customer.  A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer, and is the unit of accounting under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A majority of the Company’s contracts have a single performance obligation which represents, in most cases, the products, equipment or services being sold to the customer. Some contracts include multiple performance obligations including prospective tiered price discounts or delivery of free product that we have concluded represents a material right. Contracts with prospective tiered price discounts require judgment in determining if that discount represents a material right.

Contracts vary in length and payment terms vary by the type and location of the Company’s customers and the products or services offered. However, the term between invoicing and when payment is due is typically not significant and has no significant financing components.  Customers pay in accordance with negotiated terms upon receipt of goods or completion of services.  For these contracts, the transaction price is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of goods or services purchased.  In certain instances, we receive consideration from a customer prior to transferring goods or services to the customer under the terms of a sales contract.  In such cases, we record deferred revenue until the performance obligation is satisfied, which represents a contract liability, and is included in the contract liabilities discussed in Note 3 of this Form 10-Q.

The Company recognizes revenue related to product sales at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment, or delivery depending on the terms of the underlying contracts. The Company considers control to have transferred upon shipment or delivery because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.  Revenue is recognized on consignment sales when control transfers to the customer, generally at the point of customer usage of the product. The Company also records revenue for services provided to the pipeline and oilfield energy industries.  These services include preventive maintenance, repair and specialized isolation sealing on pipelines and training. Revenue is recorded at a point in time when the services are completed as this is when right to payment and customer acceptance occurs.

For sales contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices or estimates of such prices.  Standalone selling price, once established, is then used to allocate total consideration proportionally to the various performance obligations within a contract. Most contracts where we have determined there to be multiple performance obligations relate to where we have identified a material right to exist such that we provide prospective tiered pricing discounts or free product. When we invoice for products shipped under these contracts, we defer the revenue associated with these rights on the balance sheet as a contract liability. Revenue is recognized when the customer exercises the option to purchase goods at a discount in the case of the prospective tiered pricing discounts or when we ship the free product.

Variable Consideration

The primary type of variable consideration present in the Company’s contracts are rebates and early payment discounts, both of which are immaterial. Early payment discounts are offered on a limited basis and are not significant.  The Company also offers rebates based upon cumulative volume of purchases within a quarter and accrues for the rebate obligation within the quarter that the rebate is earned.  ASC 606 did not change the accounting for rebates under ASC 605.

Costs to Obtain and Fulfill a Contract

 For certain contracts within the Performance Materials segment, commissions are paid to sales agents based upon a percentage of end-customer invoice value. Agents are paid the commissions after funds are received by the Company from its customers.  Under ASC 340, sales commissions are required to be capitalized and expensed over the associated contract period.  However, as a practical expedient, the Company does not capitalize commissions as the associated contracts are generally one year or less in duration. For shipping and handling activities performed after a customer obtains control of the goods, the Company has elected to account for these costs as activities to fulfill the promise to transfer the goods and included in cost of sales.

INDEX

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2017, the FASB issued ASU No. 2017-07 "Improving the Presentation of Net Period Pension Cost and Net Period Postretirement Benefit Cost" (Topic 715). The provisions of ASU 2017-07 provided specific guidance on the presentation of the components of net benefit cost.  We adopted this standard ASU 2017-07 effective October 1, 2018 and applied it retrospectively. Pursuant to the adoption, net service costs are recorded as fringe benefit expense under cost of goods sold and operating expenses, and all other costs are recorded in the Other income (expense), net in our Consolidated Statements of Income (Loss). The impact of the retrospective adoption in fiscal 2018 is not material and therefore not reflected.

In May 2017, the FASB issued ASU No. 2017-09 "Scope of Modification Accounting" (Topic 718). The provisions of ASU 2017-09 provide specific guidance about which changes to the term or conditions of a share-based payment require an entity to apply modification accounting.  We adopted ASU 2017-09 effective October 1, 2018 and will apply this new standard to the share-based compensation awards, to the extent modified.

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

In February 2018, the FASB issued ASU No. 2018-02 "Income Statement – Reporting Comprehensive Income (Topic 220)".  The amendments in this standard allow a company to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive income to retained earnings. ASU 2018-02 will be effective for us beginning October 1, 2019, but early adoption is permitted. We are currently evaluating the impact of implementation of this standard on our financial statements.

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

INDEX

In August 2018, the FASB issued ASU No. 2018-15 " Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)".  The ASU Requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 will be effective for us beginning October 1, 2020, but early adoption is permitted. We are currently evaluating the impact of implementation of this standard on our financial statements.

3.  REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The Company disaggregates revenue by product area and segment as it best depicts the nature and amount of the Company’s revenue.

The following table shows revenue generated by product area during the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
Revenue:
Electronic Materials:
CMP Slurries	$126,329	$114,435
Electronic Chemicals	39,822	-
CMP Pads	24,466	18,879
Total Electronic Materials	190,617	133,314

Performance Materials	31,161	6,665

Total revenue	$221,778	$139,979

Reconciliation of Contract Liability Balances

The following table provides information about contract liability balances:

	December 31, 2018	October 1, 2018
Contract liabilities (current)	$5,091	$5,310
Contract liabilities (noncurrent)	1,446	1,239

The contract liability balances as of October 1, 2018 in the table above include the amounts recorded upon the adoption of ASC 606.  At December 31, 2018, the current portion of contract liabilities of $5,091 is included in accrued liabilities, taxes payable and other current liabilities and the noncurrent portion of $1,446 is included in other long-term liabilities in the Consolidated Balance Sheets.  The amount of revenue recognized during the three months ended December 31, 2018 that were included in the opening current contract liability balances in our Performance Materials segment were $2,153.  The amount of revenue recognized during the three months ended December 31, 2018 that was included in our opening contract liability balances in our Electronic Materials segment was not material.

INDEX

Transaction Price Allocated to Remaining Performance Obligations

The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts with an original duration of greater than one year and (2) when the Company expects to recognize this revenue.

	Less Than 1 Year	1-3 Years	3-5 Years	Total
Revenue expected to be recognized on contract liability amounts as of December 31, 2018	$482	$1,083	$363	$1,928

4. BUSINESS COMBINATION

On the Acquisition Date, the Company completed its acquisition of 100% of the outstanding stock of KMG, which was a publicly held company headquartered in Fort Worth, Texas. KMG specializes in producing and distributing electronic chemicals for the semiconductor industry and performance materials for the industrial wood preservation, pipeline and energy industries. We acquired KMG to extend and strengthen our position as one of the leading suppliers of consumable materials to the semiconductor industry and to expand our portfolio with the addition of KMG’s performance materials business, which we believe will enable us to be a leading global provider of performance products and services to the pipeline operations and energy industries. The purchase consideration was $1,513,235, including consideration transferred of $1,536,452, less cash acquired of $23,217. The consideration was comprised of cash consideration to KMG common shareholders and equity award holders, stock consideration to KMG common shareholders and equity award holders, and cash consideration in the form of the retirement of KMG’s preexisting debt obligations.  Under the terms of the definitive agreement to acquire KMG, each share of KMG common stock was converted into the right to receive $55.65 in cash and 0.2000 of a share of Cabot Microelectronics common stock. As a result, we issued 3,237,005 shares of our common stock to KMG’s common stockholders, with a stock price of $102.27 on the Acquisition Date. In connection with the Acquisition, we entered into a credit agreement (the “Credit Agreement”), which provided us with a seven-year, $1,065,000 term loan facility (the “Term Loan Facility”), which we drew on the Acquisition Date to fund the Acquisition along with cash on hand, and a five-year, $200,000 revolving credit facility (the “Revolving Credit Facility”), which has not been drawn. In connection with the borrowing, we incurred $21,408 in debt issuance costs and original issue discount fees, $859 of which relates to the Revolving Credit Facility and is recorded as a prepaid asset, and the remaining $20,549 in debt issuance costs relates to the Term Loan Facility and is presented as a reduction of long-term debt. These debt issuance costs are amortized and recorded in Interest expense in the Consolidated Statements of Income (Loss) over the life of the Revolving Credit Facility and Term Loan Facility, respectively. See below for a summary of the different components that comprise the total consideration.

Amount
Total cash consideration paid for KMG outstanding common stock and equity awards	$900,756
Cash provided to payoff KMG debt	304,648
Total cash consideration paid	1,205,404
Fair value of Cabot Microelectronics common stock issued for KMG outstanding common stock and equity awards	331,048
Total consideration transferred	$1,536,452

INDEX

The following table summarizes the preliminary allocation of fair values of assets acquired and liabilities assumed as of Acquisition Date:

Cash	$23,217
Accounts receivable	74,649
Inventories	68,963
Prepaid expenses and other current assets	4,860
Property, plant and equipment	149,504
Intangible assets	844,800
Other long-term assets	6,208
Accounts payable	(31,761)
Accrued expenses and other current liabilities	(40,584)
Deferred income taxes liabilities	(164,778)
Other long-term liabilities	(3,754)
Total identifiable net assets acquired	931,324
Goodwill	605,128
Total consideration transferred	$1,536,452

The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the Acquisition Date. These valuations are preliminary based on the information currently available, and the expectations and assumptions that have been deemed reasonable by the Company’s management.  The Company has not finalized the fair value determinations of the assets acquired and liabilities assumed and expects to finalize as soon as practicable, but not later than one-year from the Acquisition Date.

The fair values of identifiable assets and liabilities acquired were developed with the assistance of a third-party valuation firm. The fair value of acquired property, plant and equipment is primarily valued at its “value-in-use.” The fair value of acquired identifiable intangible assets was determined using the “income approach” on an individual asset basis. The key assumptions used in the calculation of the discounted cash flows include projected revenue, gross margin, operating expenses, discount rate and customer attrition.  The valuations and the underlying assumptions have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the Acquisition Date:

	Fair Value	Estimated Useful Life (years)
Customer relationships	$704,000	15-20
Technology and know-how	85,500	9-11
Trade name - Flowchem	46,000	Indefinite
Trade name - all other	7,000	1-15
EPA product registration rights	2,300	15
Total intangible assets	$844,800

Customer relationships represent the estimated fair value of the underlying relationships and agreements with KMG’s customers and are being amortized on an accelerated basis in order for the expense to most accurately match the periods of highest cash flows attributable to the identified relationships. Technology and know-how represent the estimated fair value of KMG’s technology, processes and knowledge regarding its product offerings, and are being amortized on a straight-line basis. Trade names represents the estimated fair value of the brand and name recognition associated with the marketing of KMG’s product offerings and are being amortized on a straight-line basis, except for the Flowchem trade name, which KMG acquired when it acquired Flowchem Holdings LLC in 2017, and which we believe has an indefinite life. These intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing. The intangible assets subject to amortization have a weighted average useful life of 17.9 years.

INDEX

The excess of consideration transferred over the fair value of net assets acquired was recorded as goodwill, and is not deductible for income tax purposes. The goodwill is primarily attributable to anticipated revenue growth from the combined company product portfolio, expected synergies of the combined company, and the assembled workforce of KMG. The preliminary allocation of goodwill to each of the Electronic Materials and Performance Materials segments as a result of this Acquisition was $263,208 and $341,920, respectively.

For three months ended December 31, 2018, we recorded $27,294 in acquisition and integration-related expenses, including transaction costs, stock compensation expense, severance and retention costs.  These items are included within Selling, general and administrative in the Consolidated Statements of Income (Loss).  In the same period, we also recorded a charge of $10,261 related to the fair value write-up of acquired inventory sold, which is included in Cost of sales in the Consolidated Statements of Income (Loss).

KMG’s results of operations have been included in our unaudited Consolidated Statements of Income (Loss) and Consolidated Statements of Comprehensive Income from the Acquisition Date. Net sales of the acquired KMG business since the Acquisition Date through December 31, 2018 were $62,001. KMG’s net loss since the Acquisition Date was $14,174, which includes $25,661 of acquisition related costs, net of tax, as well as additional amortization and depreciation expense associated with recording KMG’s net assets at fair value.

The following unaudited supplemental pro forma information summarizes the combined results of operations for Cabot Microelectronics and KMG as if the Acquisition had occurred on October 1, 2017.

	Three Months Ended December 31,
	2018	2017
Revenue	$283,756	$252,734
Net income	30,604	(56,109)
Earnings per share - basic (in dollars per share)	1.06	(1.96)
Earnings per share - diluted (in dollars per share)	$1.04	$(1.96)

The following costs are included in the three months ended December 31, 2017

	Non-recurring transaction costs of $29,326.
	Non-recurring accelerated stock compensation expense of $10,316.
	Non-recurring retention and severance expense of $25,461.

The historical financial information has been adjusted by applying the Company’s accounting policies and giving effect to the pro forma adjustments, which consist of (i) amortization expense associated with identified intangible assets; (ii) depreciation of fixed asset step-up; (iii) accretion of inventory step-up value; (iv) the elimination of interest expense on pre-acquisition KMG debt and replacement of interest expense related to the acquisition-related financing; (v) transaction-related costs; (vi) accelerated share-based compensation expense; (vii) retention and severance expense incurred as a direct result of the acquisition; and (viii) an adjustment to tax-effect the aforementioned unaudited pro forma adjustments using an estimated weighted-average effective income tax rate of each entity and the jurisdictions to which the above adjustments relate. The pro forma consolidated results are not necessarily indicative of what the consolidated results actually would have been had the Acquisition been completed on October 1, 2017. The pro forma consolidated results do not purport to project future results of combined operations, nor do they reflect the expected realization of any revenue or cost synergies associated with the Acquisition.

INDEX

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Financial Accounting Standards Board (“FASB”) established a three-level hierarchy for disclosure based on the extent and level of judgment used to estimate fair value.  Level 1 inputs consist of valuations based on quoted market prices in active markets for identical assets or liabilities.  Level 2 inputs consist of valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in an inactive market, or other observable inputs.  Level 3 inputs consist of valuations based on unobservable inputs that are supported by little or no market activity.

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at December 31, 2018 and September 30, 2018.  See Note 10 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

December 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$208,880	$-	$-	$208,880
Other long-term investments	1,242	-	-	1,242
Derivative financial instruments	-	643	-	643
Total assets	$210,122	$643	$-	$210,765

Liabilities:
Derivative financial instruments	-	50	-	50
Total liabilities	$-	$50	$-	$50

September 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$352,921	$-	$-	$352,921
Other long-term investments	1,137	-	-	1,137
Total assets	$354,058	$-	$-	$354,058

Liabilities:
Derivative financial instruments	-	339	-	339
Total liabilities	$-	$339	$-	$339

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  We invest only in AAA-rated, prime institutional money market funds, comprised of high quality, short-term fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.   Consequently, the Company owns the assets and the related offsetting liability for disbursement until a participant makes a qualifying withdrawal.  The long-term investment was adjusted to $1,242 in the first quarter of fiscal 2019 to reflect its fair value as of December 31, 2018.

The fair value of our derivative instruments is estimated using standard valuation models and market-based observable inputs over the contractual term.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  Our derivative financial instruments include forward foreign exchange contracts.   See Note 11 of this Report on Form 10-Q for more information on our use of derivative financial instruments.

INDEX

6. INVENTORIES

Inventories consisted of the following:

	December 31, 2018	September 30, 2018

Raw materials	$54,290	$35,150
Work in process	11,854	8,117
Finished goods	72,233	28,659
Total	$138,377	$71,926

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $706,108 as of December 31, 2018, and $101,083 as of September 30, 2018.  The increase in goodwill was due to $605,128 in goodwill related to the acquisition of KMG offset by $103 in foreign exchange fluctuations.  The amount of goodwill assigned to each of the Electronic Materials and Performance Materials segments was $359,187 and $346,921, respectively.

The components of other intangible assets are as follows:

	December 31, 2018		September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology, trade secrets and know-how	$134,335	$27,684	$48,825	$25,305
Acquired patents and licenses	10,570	8,274	8,270	8,252
Customer relationships, trade names, and distribution rights	739,584	24,481	28,068	17,574

Total other intangible assets subject to amortization	884,489	60,439	85,163	51,131

Other intangible assets not subject to amortization:
Other indefinite-lived intangibles*	47,170		1,170
Total other intangible assets not subject to amortization	47,170		1,170

Total other intangible assets	$931,659	$60,439	$86,333	$51,131

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.

As discussed in Note 4, we recorded $844,800 of intangible assets related to our acquisition of KMG.  The allocation of the amount into the various categories of intangible assets, as well as useful lives we have established, are discussed in Note 4.

Amortization expense on our other intangible assets was $9,356 and $1,973 for the three months ended December 31, 2018 and 2017, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2019	$50,820
2020	87,931
2021	87,228
2022	79,817
2023	67,658

INDEX

Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of our fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach. The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment. An entity has the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a quantitative analysis ("step one"). Similarly, an entity has the option to use a step zero or a step one approach to determine the recoverability of indefinite-lived intangible assets. In 2018, we chose to use a step one analysis for both goodwill impairment and for indefinite-lived intangible asset impairment, with the exception of our CMP slurries reporting unit, for which we chose to use a step zero analysis for fiscal 2018.

We completed our annual impairment test during our fourth quarter of fiscal 2018 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended December 31, 2018, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no impairment charges recorded on the goodwill for any of our reporting units.

8. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	December 31, 2018	September 30, 2018

Life insurance	$3,959	$-
Long-term contract assets	1,286	1,548
Long-term SERP Investment	1,242	1,137
Prepaid unamortized debt issuance cost	837	-
Other long-term assets	2,915	1,979
Total	$10,239	$4,664

9. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31, 2018	September 30, 2018

Accrued compensation	$33,886	$35,367
Income taxes payable	23,535	18,045
Dividends payable	12,049	10,822
Taxes, other than income taxes	7,311	1,976
Accrued interest	4,351	-
Contract liabilities	5,091	4,894
Goods and services received, not yet invoiced	4,867	1,954
Environmental accrual	1,008	-
Other accrued expenses	8,302	9,925
Total	$100,400	$82,983

INDEX

10. DEBT

On the Acquisition Date, we entered into the Credit Agreement by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which provides for senior secured financing of up to $1,265.0 million, consisting of the Term Loan Facility in an aggregate principal amount of $1,065.0 million and the Revolving Credit Facility in an aggregate principal amount of up to $200.0 million, including a letter of credit sub-facility of up to $50.0 million.  The Term Loan Facility and the Revolving Credit Facility are referred to as the “Credit Facilities.”

Proceeds of the loans borrowed under the Term Loan Facility on the Acquisition Date were used to fund, in part, the Acquisition and certain of KMG’s existing indebtedness, and to pay related fees and expenses. The Revolving Credit Facility remains undrawn.

The Credit Facilities are guaranteed by each of the Company’s wholly owned domestic subsidiaries, including KMG and its subsidiaries, and are secured by substantially all assets of the Company and of each subsidiary guarantor, in each case subject to certain exceptions.

Borrowings under the Credit Facilities bear interest at a rate per annum equal to, at the Company’s option, either (a) a LIBO rate, subject to a 0.00% floor, or (b) a base rate, in each case plus an applicable margin of, in the case of borrowings under the Term Loan Facility, 2.25% for LIBOR loans and 1.25% for base rate loans and, in the case of borrowings under the Revolving Credit Facility, initially, 1.50% for LIBOR loans and 0.50% for base rate loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s first lien secured net leverage ratio. The Company is also required to pay a commitment fee initially equal to 0.25% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the Revolving Credit Facility varies depending on the Company’s first lien secured net leverage ratio.

The Term Loan Facility matures on November 15, 2025, the seven-year anniversary of the Acquisition Date, and amortizes in equal quarterly installments of 0.25% of the initial principal amount, starting with the first full fiscal quarter after the Acquisition Date. The Revolving Facility matures on November 15, 2023, the five-year anniversary of the Acquisition Date. In addition, the Company is required to prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with up to 50% of the Company’s annual excess cash flow, as defined under the Credit Agreement, and 100% of the net cash proceeds of certain recovery events and non-ordinary course asset sales.

The Company may generally prepay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. Prepayments of the Term Loan Facility in connection with certain “repricing events” resulting in a lower yield occurring at any time during the first six months after the Acquisition Date must be accompanied by a 1.00% prepayment premium.

The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter if any revolving loans are outstanding, commencing with the first full fiscal quarter after the Acquisition Date.

The Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. We believe we are in compliance with these covenants.

The Credit Agreement contains certain events of default, including relating to a change of control. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Credit Facilities.

At December 31, 2018, the fair value of the Term Loan Facility, using level 2 inputs, approximates its carrying value of $1,065,000 as the loan bears a floating market rate of interest. As of December 31, 2018, $10,650 of the debt outstanding was classified as short-term, and $20,170 of debt issuance costs related to our Term Loan were presented as a reduction of long-term debt.

Subsequent to the end of the first quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap agreement to hedge the variability in our LIBOR-based interest payments on approximately 70% of our Term Loan Facility balance.

INDEX

Principal repayments of the Term Loan Facility are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of December 31, 2018, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2019	$7,988
2020	10,650
2021	10,650
2022	10,650
2023	10,650
Greater than 5 years	1,014,412
Total	$1,065,000

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

Foreign Currency Contracts Not Designated as Hedges

On a regular basis, we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of December 31, 2018 and September 30, 2018, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for foreign currencies were $2,981 and $7,652, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for foreign currencies were $30,235 and $24,860, respectively.

Net Investment Hedge - Foreign Exchange Contracts

In September 2017, we entered into forward contracts to sell 100 billion Korean won and buy U.S. dollars, which we subsequently terminated in the third quarter of fiscal 2018. We had designated these forward contracts as an effective net investment hedge. During the first quarter of fiscal 2018, the change in the fair value of these forward contracts in the net investment hedge relationship was $3,241, which was recorded in foreign currency translation adjustments within other comprehensive income.

The fair value of our derivative instruments included in the Consolidated Balance Sheets, which was determined using Level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	December 31, 2018	September 30, 2018	December 31, 2018	September 30, 2018
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$643	$-	$-	$-
	Accrued expenses, income taxes payable and other current liabilities	$-	$-	$50	$339

INDEX

The following table summarizes the effect of our derivative instruments on our Consolidated Statements of Income (Loss) for the three months ended December 31, 2018 and 2017:

		Loss Recognized in Statements of Income (Loss)
		Three Months Ended
	Statements of Income (Loss) Location	December 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$311	$(809)

12. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We periodically become a party to legal proceedings, arbitrations and regulatory proceedings (“contingencies”) arising in the ordinary course of our business operations. The ultimate resolution of these contingencies is subject to significant uncertainty, and should we fail to prevail in any of them or should several of them be resolved against us in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. One of these contingencies, which we assumed in connection with our acquisition of KMG, is discussed below. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in our consolidated financial statements.  The Company records legal costs associated with loss contingencies as expenses in the period in which they are incurred.
The United States Environmental Protection Agency (“EPA”) has notified KMG’s subsidiary, KMG-Bernuth, that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) by virtue of its relationship with certain alleged predecessor companies, including Idacon, Inc. (f/k/a Sonford Chemical Company in connection with the Star Lake Canal Superfund Site near Beaumont, Texas. The EPA has estimated that the remediation will cost approximately $22.0 million. KMG and approximately seven other parties entered into an agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. The remediation work will be performed under a separate future agreement. Although KMG has not conceded liability, KMG established a reserve in connection with the remedial design, and as of December 31, 2018, the reserve remaining was $1.0 million.  We also may face other governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with this or other past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable.
Other than as described above, we are not involved in any legal proceedings that we believe could have a material impact on our consolidated financial position, results of operations or cash flows.
In addition, our Company is subject to extensive federal, state and local laws, regulations and ordinances in the U.S. and in other countries. These regulatory requirements relate to the use, generation, storage, handling, emission, transportation and discharge of certain hazardous materials, substances and waste into the environment.  The Company, including its KMG entities, manage Environmental, Health and Safety (“EHS”) matters related to protection of the environment and human health, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, and the emission of substances into the air or waterways, among other EHS concerns.  Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company devotes significant financial resources to compliance, including costs for ongoing compliance.
Certain licenses, permits and product registrations are required for the Company’s products and operations in the U.S., Mexico and other countries in which it does business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities.  In the U.S.  in particular, producers and distributors of pentachlorophenol (“penta”), which is a product manufactured and sold by a KMG subsidiary as part of the wood treatment business, are subject to registration and notification requirements under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and comparable state law in order to sell this product in the U.S.. Compliance with these requirements may have a significant effect on our business, financial condition and results of operations.

INDEX
  We are subject to contingencies, including litigation relating to EHS laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should we fail to prevail in any of them or should several of them be resolved against us in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in our consolidated financial statements.  The Company records legal costs associated with loss contingencies as expenses in the period in which they are incurred.

Refer to Note 17 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for additional information regarding commitments and contingencies.

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have defined benefit plans covering employees in certain foreign jurisdictions as required by local law, which are unfunded. We have adopted ASU 2017-07 this quarter and pursuant to the adoption, net service costs are recorded as fringe benefit expense under cost of goods sold and operating expenses, and all other costs are recorded in the Other income (expense), net in our Consolidated Statements of Income (Loss).  The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of the fiscal year. Benefit payments under all such unfunded plans to be paid over the next ten years are expected to be approximately $7,906.  For more information regarding these plans, refer to Note 17 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

PURCHASE OBLIGATIONS

Purchase obligations include take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, the current term of which runs through December 2019.  As of December 31, 2018, purchase obligations include $17,183 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

INDEX

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below summarizes the components of accumulated other comprehensive income (AOCI), net of tax provision/(benefit), as of December 31, 2018 and 2017:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2018	$5,918	$(17)	$(1,362)	$4,539
Foreign currency translation adjustment, net of tax of $608	2,425	-	-	2,425
Change in pension and other postretirement, net of tax of $0	-	-	(251)	(251)
Balance at December 31, 2018	$8,343	$(17)	$(1,613)	$6,713

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Available-for-Sale Securities	Total
Balance at September 30, 2017	$5,239	$46	$(1,336)	$-	$3,949
Foreign currency translation adjustment, net of tax of $(1,150)	7,144	-	-	-	7,144
Unrealized loss on available-for-sale securities, net of tax of $0	-	-	-	(46)	(46)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $80	-	229	-	-	229
Reclassification adjustment into earnings, net of tax of $(11)	-	(30)	-	-	(30)
Balance at December 31, 2017	$12,383	$245	$(1,336)	$(46)	$11,246

The before tax amount reclassified from AOCI to net income during the three months ended December 31, 2017, related to cash flow hedges, were recorded as interest expense on our Consolidated Statement of Income (Loss).

14. SHARE-BASED COMPENSATION PLANS

We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan, as amended effective March 7, 2017 (OIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP); and, pursuant to the OIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  In March 2017, our stockholders reapproved the material terms of performance-based awards under the OIP for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended.  For additional information regarding these programs, refer to Note 12 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

INDEX

We record share-based compensation expense for all share-based awards, including stock option grants, and restricted stock, restricted stock unit and performance share unit ("PSU") awards, and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options, expected dividend yield and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and for stock option grants made prior to December 2017, we have added a slight premium to this expected term for employees who meet the definition of retirement-eligible pursuant to their stock option grants during the contractual term of the grant.  As of December 2017, the provisions of stock option grants and restricted stock unit awards, except in certain circumstances including termination for cause, once an employee meets the retirement eligibility requirements, any remaining unvested share-based awards will continue to vest regardless of termination of service. Consequently, the requisite service period for the award is satisfied upon retirement eligibility. Therefore, we record the total share-based compensation expense upon award for those employees who have met the retirement eligibility at the grant date. The expected dividend yield represents our annualized dividend in dollars divided by the stock price on the date of grant.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The PSUs that have been awarded may be subject to downward or upward adjustment depending on the total shareholder return achieved by the Company during the particular performance period related to the PSUs, relative to the total shareholder return of an established market index.  We use a third-party service provider to estimate the fair value of the PSUs at grant date by using a Monte Carlo simulation model. This model simulates the stock price movements of the Company and Index constituents using certain assumptions, including the stock price of the Company and index constituents, the risk-free interest rate and stock price volatility.

KMG awards granted subsequent to the entry into the definitive agreement, but prior to the Acquisition Date, were converted to our restricted stock units (“Replacement Award”), with vesting in three equal installments on the first three anniversaries of the original award date. If the recipient is terminated without cause or resigns with good reason during the 18 months following the Acquisition Date, the Replacement Award will vest as of such termination date in a number of shares equal to 150% of the Replacement Award.

The share-based compensation expense of $3,253 related to the Replacement Awards, including accelerated vesting, for the three months ended December 31, 2018 is included in the table below.

Share-based compensation expense for the three months ended December 31, 2018, and 2017, was as follows:

	Three Months Ended December 31,
	2018	2017
Income statement classifications:
Cost of sales	$1,055	$788
Research, development and technical	901	529
Selling, general and administrative	6,214	4,564
Total share-based compensation expense	8,170	5,881
Tax benefit	(1,691)	(1,241)
Total share-based compensation expense, net of tax	$6,479	$4,640

  For additional information regarding the estimation of fair value, refer to Note 12 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

INDEX

15. INCOME TAXES

 The Company’s effective tax rate for the first quarter of fiscal 2019 was 20.4%, compared to 108.4% in the same quarter last year.  The significant decrease is primarily attributable to the changes introduced by the Tax Act enacted in December 2017.  The first quarter of fiscal 2019 was driven by unfavorable tax treatment of certain KMG acquisition-related costs, such as compensation deduction limitations, as well as non-deductibility of certain professional fees.  Additionally, we recorded incremental tax expense for the Global Intangible Low Taxed Income (“GILTI”) provision of the Tax Act which was effective for the first time during our fiscal 2019. Partially offsetting these adverse items, the Tax Act reduced the corporate income tax rate to 21.0% effective January 1, 2018, resulting in a change in our blended tax rate of 24.5% in fiscal 2018 to 21.0% beginning with our fiscal 2019.  In the quarter ended December 31, 2018, the Company completed its provisional estimates with regard to the Tax Act and the Transition Tax and Withholding Tax obligations are now determined to be complete.

  Deemed Repatriation Transition Tax:  Deemed repatriation tax (“Transition Tax”) is a tax on previously untaxed accumulated earnings and profits (E&P) of certain of our foreign subsidiaries.  To determine the amount of the Transition Tax, we determined, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. withholding taxes on such earnings.  We were able to reasonably estimate the Transition Tax and recorded a provisional Transition Tax obligation of $11,340 in fiscal 2018.  On the basis of revised E&P computations that were completed during the reporting period, we recognized an additional measurement-period adjustment to the Transition Tax obligation with a corresponding benefit of $259 to income tax expense for the quarter ended December 31, 2018, resulting in a Transition Tax obligation of $11,081.  The Company made the decision to take the dividends received deduction (DRD) on its fiscal 2018 tax return and accordingly reflected a section 245A DRD with respect to the section 78 gross-up in its transition tax calculation.
  Subsequent to the quarter end, Treasury released final regulations under Sec. 965.  The Company will complete its assessment of new regulatory guidance during the quarter ended March 31, 2019.
In fiscal 2018, we also recorded a provisional estimate of $5,555 for non-U.S. withholding taxes to be incurred on actual and future distributions of foreign earnings as of December 31, 2017.  No changes have been made to this estimate for the quarter ended December 31, 2018.

Prior to fiscal 2018, the Company maintained an assertion to permanently reinvest the earnings of its non-U.S. subsidiaries outside of the U.S., with certain insignificant exceptions, and therefore, did not record U.S. deferred income taxes or foreign withholding taxes for these earnings.  In light of the Tax Act and the associated transition to a territorial tax system, the Company decided it will repatriate foreign earnings it expects to generate in current and future periods, and consequently recorded deferred tax liabilities associated with withholding taxes and state taxes on such planned distributions.

The Tax Act includes a provision designed to tax GILTI.  Under U.S. GAAP, we are allowed to make an accounting policy choice of either: (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or, (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”).  The Company has elected the period cost method and has calculated its GILTI tax for fiscal 2019.

INDEX

16.	EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of unvested restricted stock awards that have a right to receive non-forfeitable dividends, which are considered participating securities as prescribed by the two-class method under ASC 260 “Earnings per Share”.  In the first quarter of fiscal 2019, the amount of participating securities was not material and therefore, we did not exclude such securities in our EPS calculation.  Diluted EPS is calculated in a similar manner, but the weighted-average number of common shares outstanding during the period is increased to include the weighted-average dilutive effect of “in-the-money” stock options and unvested restricted stock shares using the treasury stock method.

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended December 31,
	2018	2017
Numerator:
Net Income (Loss)	$13,443	$(3,083)
Less: Loss attributable to participating securities	-	11
Earnings (loss) available to common shares	$13,443	$(3,072)

Denominator:
Weighted average common shares	27,156,882	25,325,757
(Denominator for basic calculation)

Weighted average effect of dilutive securities	604,954	-
Diluted weighted average common shares	27,761,836	25,325,757
(Denominator for diluted calculation)

Earnings (loss) per share:

Basic	$0.50	$(0.12)

Diluted	$0.48	$(0.12)

For the three months ended December 31, 2018, approximately 0.2 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2017, all outstanding stock options were excluded from the calculation of diluted earnings per share as the dilutive shares in a net loss situation would be anti-dilutive.

INDEX
17. SEGMENT REPORTING

We identify our segments based on our management structure and the financial information used by our chief executive officer, who is our chief operating decision maker, to assess segment performance and allocate resources among our operating units.  We historically have operated predominantly in one industry segment – the development, manufacture and sale of Chemical Mechanical Planarization (CMP) consumables products.  With our acquisition of KMG, we reassessed our operating and reportable segments and determined that we now have the following two reportable segments:

Electronic Materials
Electronic Materials includes products and solutions for the semiconductor industry.  We manufacture and sell CMP consumables, including CMP slurries and polishing pad products, and high-purity process chemicals used to etch and clean silicon wafers in the production of semiconductors, photovoltaics (solar cells) and flat panel displays.

Performance Materials
Performance Materials includes pipeline performance products and services for oilfield energy industries, wood treatment products, and products and equipment used in the precision optics industry.

Beginning in fiscal 2019 and with the acquisition of KMG, our chief operating decision maker evaluates segment performance based upon revenue and segment adjusted EBITDA.  Segment adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include items related to our acquisition of KMG, such as expenses incurred to complete the acquisition, integration-related expenses and impact of fair value adjustments to inventory acquired from KMG. We exclude these items from earnings when presenting our adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also the basis of a performance metric for our fiscal 2019 Short-Term Incentive Program (STIP). In addition, our chief operating decision maker does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.

Revenue from external customers and segment adjusted EBITDA were (in thousands):

	Three Months Ended
	December 31,
	2018	2017
Segment Revenue
Electronic Materials	$190,617	$133,314
Performance Materials	31,161	6,665
Total	$221,778	$139,979

	Three Months Ended
	December 31,
	2018	2017
Segment adjusted EBITDA:
Electronic Materials	$74,825	$52,897
Performance Materials	13,067	1,288
Unallocated corporate expenses	(11,042)	(10,852)
Interest income	1,019	951
Interest expense	(6,890)	(1,132)
Depreciation and amortization	(16,541)	(6,500)
Charge for fair value write-up of acquired inventory sold	(10,261)	-
Acquisition and integration related expenses	(27,294)	-
Income before income taxes	$16,883	$36,652

We began to manage and report our results under the new organizational structure in conjunction with the KMG acquisition in fiscal 2019 and have reflected this change for all historical periods presented. Since the two segments operate independently and serve different markets and customers, there are no sales between segments.  Revenue from external customers and segment adjusted EBITDA shown for Performance Materials for the quarter ended December 31, 2017 includes Cabot Microelectronics’ legacy QED business and an immaterial business that was sold in March 2018.  The adjustments to segment EBITDA for the three months ended December 31, 2018 represent addbacks of KMG acquisition and integration related expenses, and a charge for the write-up of inventory acquired from KMG to fair value, for inventory sold in the period.  There were no adjustments to segment EBITDA for the three months ended December 31, 2017.  Unallocated corporate expenses include expenses associated with executive leadership and public company costs, and the unallocated portions of corporate functions including finance, legal, human resources, information technology, and corporate development not directly attributable to a reportable segment.

INDEX

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Report on Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking, which address a variety of subjects including, for example, future sales and operating results; growth or contraction, and trends in the industry and markets in which the company participates; the acquisition of, investment in, or collaboration with other entities, including the company’s acquisition of KMG Chemicals, Inc. (“KMG”), and the expected benefits and synergies of such acquisition; new product introductions; development of new products, technologies and markets; product performance; the financial conditions of the company's customers; competitive landscape; the company's supply chain; natural disasters; various economic or political factors and international or national events, including related to the enactment of trade sanctions, tariffs, or other similar matters; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; environmental laws and regulations; the company's management;  foreign exchange fluctuation; the company's current or future tax rate, including the effects of the Tax Cuts and Jobs Act (the "Tax Act") in the U.S.; cybersecurity threats; and financing facilities and related debt, pay off or payment of principal and interest, and compliance with covenants and other terms; uses and investment of the company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the company, based on a variety of factors; the operation of facilities by Cabot Microelectronics. Statements that are not historical facts, including statements about Cabot Microelectronics’ beliefs, plans and expectations, are forward-looking statements. Such statements are based on current expectations of Cabot Microelectronics’ management and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. For information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to Cabot Microelectronics’ filings with the Securities and Exchange Commission (“SEC”), including the risk factors contained in Cabot Microelectronics’ Annual Report on Form 10-K and in this Report on Form 10-Q. Except as required by law, Cabot Microelectronics undertakes no obligation to update forward-looking statements made by it to reflect new information, subsequent events or circumstances. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, including the Consolidated Financial Statements and related notes thereto.

 FIRST QUARTER OF FISCAL 2019 OVERVIEW

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') is a leading global supplier of consumable materials to semiconductor manufacturers and pipeline operators.  On November 15, 2018 (“Acquisition Date”), we completed our acquisition of KMG Chemicals, Inc. (“KMG”), which produces and distributes specialty chemicals and performance materials for the semiconductor, industrial wood preservation, pipeline and energy industries (“Acquisition”). The Acquisition extends and strengthens our position as one of the leading suppliers of consumable materials to the semiconductor industry and expands our portfolio with the addition of KMG’s performance materials business which will enable us to be a leading global provider of performance products and services to the pipeline operations industry. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of KMG from the Acquisition Date. Subsequent to the Acquisition, we now operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our legacy CMP slurries and polishing pads businesses, as well as the recently-acquired KMG electronic chemicals business.  Performance Materials includes the KMG’s legacy pipeline performance and wood treatment businesses, and our legacy QED business. For additional information, refer to Part 1, Item 1, “Business”, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

INDEX

In the Electronic Materials segment, this quarter we delivered strong growth in both CMP slurries and pads, as well as in KMG’s legacy electronic chemicals business.  Some semiconductor industry analysts are predicting a weaker demand in the first half of the calendar year, with expectations for some strengthening in the second half of calendar 2019, which would indicate a return to a more traditional seasonal pattern for the industry.  Despite this potential for near term industry softness, we believe we remain well positioned for continued success due to the strength of our consumables-based business as well as our strong participation in the highest growth areas of the industry, particularly memory. Within the memory sector we experienced continued strong demand for our products, particularly for memory applications.  This was driven in part by our memory customers’ migration from 2D to 3D NAND, which requires more CMP processing steps and significantly increases the need for consumables, including tungsten slurries. In addition, we believe that new applications in areas such as the internet of things, autonomous driving, industrial automation, cloud and high-performance computing, virtual reality, and 5G should continue to drive demand for both memory and logic devices going forward.

In the Performance Materials segment, we also recorded strong revenue, driven by increased demand for our industry leading drag-reducing agents, or DRA’s.  We anticipate future growth for this business with the continued growth in oil production in U.S., primarily in the Permian basin.

However, there are many factors that make it difficult for us to predict future revenue trends for our Company, including those discussed in Part II, Item 1A entitled “Risk Factors” of this Report on Form 10-Q.

Revenue for our first quarter of fiscal 2019 was $221.8 million, which represented an increase of 58.4% from the first quarter of fiscal 2018.  Results benefited from the acquisition of KMG, which added $62.0 million to revenue in the approximately six weeks of the quarter post-closing, as well as a 10% increase in CMP slurries and 30% increase in CMP pads compared to the same quarter last year.

Net income was $13.4 million in our first quarter of fiscal 2019, which was $16.5 million higher than the net loss reported in the first quarter of fiscal 2018, which included a $32.9 million charge related to the Tax Act. Acquisition-related expenses and a charge for the fair value write-up of acquired inventory sold negatively impacted net income this quarter by $32.5 million. In addition, higher amortization and depreciation costs associated with purchase accounting adversely impacted net income in the current quarter.

Adjusted EBITDA was $76.9 million in the first quarter of fiscal 2019.  This represents an increase of $33.5 million, or a 77% increase from the first quarter of fiscal 2018.  Adjusted EBITDA benefited from improved profitability in the Company’s legacy businesses and the addition of the KMG businesses.  Refer to the “Use of certain GAAP and Non-GAAP Financial Information” section below for the calculation of adjusted EBITDA. Adjusted EBITDA margin, which represents adjusted EBITDA as a percentage of revenue, was 34.7% for the first quarter of fiscal 2019, compared to 31.0% for our first quarter of fiscal 2018.  We currently expect our adjusted EBITDA for full fiscal year 2019 to be between $325 million and $355 million.

The Company reported diluted earnings per share of $0.48 in the first quarter of fiscal 2019, compared to diluted losses per share of $0.12 in the same quarter last year. The increase was primarily due to the absence of the adverse impact of the Tax Act in the first quarter of fiscal 2018, the inclusion of KMG results, and higher revenue and profitability within the legacy businesses.  These items were partially offset by acquisition-related expenses and higher interest expenses resulting from the debt borrowing to finance the Acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.  Except for the discussion on revenue recognition in Note 2 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q, no material changes have been made to the Company’s significant accounting policies during the first three months of fiscal 2019. See Note 2 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for a discussion of new accounting pronouncements.

INDEX

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2018, VERSUS THREE MONTHS ENDED DECEMBER 31, 2017

REVENUE

Revenue was $221.8 million for the three months ended December 31, 2018, which represented a 58.4%, or $81.8 million increase from the three months ended December 31, 2017.  The increase in revenue was primarily due to the Acquisition adding $62.0 million in revenue for the approximately six weeks post-closing in the quarter. Excluding revenue from KMG businesses, Cabot Microelectronics revenue increased $19.8 million, or 14.1%. The increase was primarily driven by a $10.1 million increase due to higher sales volume and a $8.2 million increase due to higher value product mix.  The increase in sales volume was consistent with continued overall strong demand conditions in the global semiconductor industry.

COST OF SALES

Total cost of sales was $122.4 million for the three months ended December 31, 2018, which represented an increase of 85.6%, or $56.5 million, from the three months ended December 31, 2017.  The increase in cost of sales was primarily due to the Acquisition, adding approximately $52.2 million in cost of sales. Excluding the impact of the KMG businesses, the remaining increase was primarily driven by higher sales volume.

GROSS MARGIN

Our gross margin was 44.8% for the three months ended December 31, 2018, compared to 52.9% for the three months ended December 31, 2017.  The decrease in gross margin was primarily due to the inclusion of the KMG businesses, which reduced gross margin by 1,113 basis points, of which 460 basis points was due to the impact of the fair value write-up of acquired inventory sold. Excluding the KMG businesses, gross margin increased by 320 basis points, which was primarily due to higher sales volume and a higher value product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $14.0 million for the three months ended December 31, 2018, which represented an increase of 15.5%, or $1.9 million, from the three months ended December 31, 2017.  The increase was primarily due to higher supplies and equipment costs used in research and development of $0.9 million and higher staffing-related costs of $0.8 million.

Our research, development and technical efforts are focused on the following main areas:

●	Research related to fundamental CMP technology;
●	Development of new and enhanced CMP consumable products, including collaboration on joint development projects with technology-leading customers and suppliers;
●	Process development to support rapid and effective commercialization of new products;
●	Technical support of CMP products in our customers’ research, development and manufacturing facilities; and,
●	Development of polishing and metrology applications outside of the semiconductor industry.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $61.1 million for the three months ended December 31, 2018, which represented an increase of 147.0%, or $36.4 million, from the three months ended December 31, 2017.  The increase was primarily due to $27.3 million of acquisition and integration related costs, $6.5 million of amortization expense related to the Acquisition, and the addition of $5.1 million in incremental KMG-related costs associated with the approximately six-week post Acquisition.  These items were partially offset by the absence of executive officer transition costs of $2.8 million that occurred in the first quarter of fiscal 2018.

INDEX

INTEREST EXPENSE

Interest expense was $6.9 million for the three months ended December 31, 2018, which represented an increase of 508.7%, or $5.8 million for the three months ended December 31, 2017.  The increase resulted from the debt borrowed to finance the Acquisition.

INTEREST INCOME

Interest income was $1.0 million for the three months ended December 31, 2018, which was relatively flat compared to the interest income for the three months ended December 31, 2017.

OTHER INCOME (EXPENSE), NET

Other expense was $1.4 million for the three months ended December 31, 2018, which represented an increase of 405.7%, or $1.1 million, from $0.3 million for the three months ended December 31, 2017. The increase was primarily due to higher foreign exchange losses recorded for the three months ended December 31, 2018.

PROVISION FOR INCOME TAXES

The Company’s effective tax rate for the first quarter of fiscal 2019 was 20.4%, compared to 108.4% in the same quarter last year. The significant decrease is primarily attributable to the changes introduced by the Tax Act enacted in December 2017.  As a result of the Tax Act, we recorded unfavorable discrete adjustments in fiscal 2018 which include the Transition Tax.  Excluding the Tax Act discrete adjustments recorded in the first quarter of fiscal 2018, the effective tax rate would have been 18.7% for that quarter.  Comparing the adjusted first quarter fiscal 2018 rate to the fiscal 2019 rate for the same period, the increase in the effective tax rate was primarily driven by unfavorable tax treatment of certain KMG acquisition related costs, such as compensation deduction limitations, as well as non-deductibility of certain professional fees.  Partially offsetting these adverse items, the Tax Act reduced the corporate income tax rate to 21% effective January 1, 2018, resulting in a change in our blended tax rate of 24.5% in fiscal 2018 to 21% beginning with our fiscal 2019.  See Note 15 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for more information on our income taxes.

NET INCOME (LOSS)

 Net income was $13.4 million for the three months ended December 31, 2018, which represented an increase of 536.0%, or $16.5 million, from the net loss reported in the three months ended December 31, 2017.  The increase was primarily due to the absence of the adverse impact of the Tax Act in the first quarter of fiscal 2018, the addition of the KMG business for the approximately six weeks post-closing in the quarter, and higher revenue and profitability within our legacy business.  These items were partially offset by acquisition and integration-related expenses, a charge for fair value write-up of acquired inventory sold, as well as increased amortization and depreciation associated with re-valuing KMG assets to fair value.

INDEX

SEGMENT ANALYSIS

 Segment data is presented for our two reportable segments for the three months ended December 31, 2018 and December 31, 2017. The segment data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  In the fiscal quarter ended December 31, 2018, our management, including the chief executive officer, who is the chief operating decision maker, determined that our operations should be reported as the Electronic Materials segment and the Performance Materials segment, as discussed in Note 17 to our consolidated financial statements included in this report.

Revenue, adjusted EBITDA and adjusted EBITDA margin by segment were (in thousands except for percentages):

	Three Months Ended
	December 31,
	2018	2017
Segment Revenue
Electronic Materials	$190,617	$133,314
Performance Materials	31,161	6,665
Total	$221,778	$139,979

	Three Months Ended
	December 31,
	2018	2017
Segment adjusted EBITDA

Electronic Materials	$74,825	$52,897
Performance Materials	13,067	1,288
Unallocated corporate expenses	(11,042)	(10,852)
Total	$76,850	$43,333

	Three Months Ended
	December 31,
	2018	2017
Adjusted EBITDA margin
Electronic Materials	39.3%	39.7%
Performance Materials	41.9%	19.3%

INDEX
ELECTRONIC MATERIALS

The $57.3 million increase in Electronic Materials revenue was driven by the addition of $39.8 million related to KMG’s electronic chemicals business since the Acquisition.  The remaining $17.5 million increase was driven by strong organic demand for the Company’s legacy CMP slurries and polishing pads product lines, which increased 10% and 30%, respectively, primarily on higher sales volume.  Electronic Materials adjusted EBITDA increased from the prior year driven by the addition of approximately six-weeks of KMG’s electronic chemicals results, as well as stronger organic profitability, driven by the leverage achieved on higher sales volume.  The slightly lower adjusted EBITDA margin was primarily due to change in mix of products, as a result of the Acquisition.

PERFORMANCE MATERIALS

The $24.5 million increase in Performance Materials revenue was primarily driven by the addition of $22.2 million related to KMG’s performance materials business for the approximately six-week period post-Acquisition.  Performance Materials’ adjusted EBITDA and adjusted EBITDA margin expanded from the prior year due to the addition of KMG’s legacy performance materials business.

USE OF CERTAIN GAAP AND NON-GAAP FINANCIAL INFORMATION

We provide certain non-GAAP financial information, such as adjusted EBITDA and adjusted EBITDA margin, to complement reported GAAP results since we believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures.  We exclude certain items from earnings when presenting our adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance.  Accordingly, we believe that they aid in evaluating the underlying operational performance of our business, and facilitate comparisons between periods. In addition, adjusted EBITDA is also the basis of a performance metric for our fiscal 2019 Short-Term Incentive Program (STIP).  A similar EBITDA calculation is also used by our lenders for a key debt compliance ratio.

Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of revenue. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include items related to our acquisition of KMG, such as expenses incurred to complete the acquisition, integration related expenses, and impact of fair value adjustments to inventory acquired from KMG.

The non-GAAP financial information provided is a supplement to, and not a substitute for, the Company’s financial results presented in accordance with U.S. GAAP. Management strongly encourages investors to review the Company’s consolidated financial statements in their entirety and to not rely on any single financial measure. These non-GAAP financial measures are provided to enhance the investor's understanding about the Company's ongoing operations. Specifically, the Company believes the impact of KMG acquisition-related expenses and acquisition-related amortization expenses are not indicative of its core operating results, and thus presents these certain metrics excluding these effects. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for results prepared and presented in accordance with U.S. GAAP. A reconciliation table of GAAP to non-GAAP financial measures is contained below.

Adjusted EBITDA for the Electronic Materials and Performance Materials segments is presented in conformity with Accounting Standards Codification Topic 280, Segment Reporting. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, this measure is excluded from the definition of non-GAAP financial measures under the SEC Regulation G and Item 10(e) of Regulation S-K.

INDEX

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

The table below presents the reconciliation of net income (loss) to adjusted EBITDA. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended
	December 31,
	2018	2017

Net income (loss)	$13,443	$(3,083)
Interest expense	6,890	1,132
Interest income	(1,019)	(951)
Income taxes	3,440	39,735
Depreciation and amortization	16,541	6,500
EBITDA	39,295	43,333
Acquisition and integration related expenses	27,294	-
Charge for fair value write-up of acquired inventory sold	10,261	-
Adjusted EBITDA	$76,850	$43,333

INDEX

LIQUIDITY AND CAPITAL RESOURCES

We generated $13.7 million in cash flows from operating activities in the first three months of fiscal 2019, compared to $30.6 million in cash from operating activities in the first three months of fiscal 2018.  The decrease in operating cash flows was primarily due to $24.7 million spent on acquisition and integration costs, net of tax, and an increase in working capital associated with operating a larger business.

In the first three months of fiscal 2019, cash flows used in investing activities were $1,190 million, compared to $52 million in cash used in investing activities in the first three months of fiscal 2018.  The increase was driven by the use of $1,182 million for the Acquisition. The remainder of the purchase price was satisfied with the issuance of common stock.  Capital expenditures in the current quarter were $7.8 million, compared to $4.2 million in the prior year.   For fiscal 2019, we expect our total capital expenditures to be within the range of $60 million to $70 million.

In the first three months of fiscal 2019, cash flows provided by financing activities were $1,032 million, compared to $7 million used in financing activities in the three months ended December 31, 2018.  During the quarter we received $1,044 million in debt proceeds, net of $21 million in debt issuance costs, which was used for the Acquisition.  In addition, our dividend payments increased by $5 million versus the prior year, driven by the doubling of our quarterly dividend, as announced in March 2018.

On the Acquisition Date, we entered into a credit agreement by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), which provides for senior secured financing of up to $1,265.0 million, consisting of a term loan facility in an aggregate principal amount of $1,065.0 million (the “Term Loan Facility”) and a revolving credit facility in an aggregate principal amount of up to $200.0 million, including a letter of credit sub-facility of up to $50.0 million (the “Revolving Credit Facility”).  The Term Loan Facility and the Revolving Credit Facility are referred to as the “Credit Facilities.” The Company may generally prepay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. Prepayments of the Term Loan Facility in connection with certain “repricing events” resulting in a lower yield occurring at any time during the first six months after the Acquisition Date must be accompanied by a 1.00% prepayment premium. The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter if any revolving loans are outstanding, commencing with the first full fiscal quarter after the Acquisition Date. Additionally, the Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. The Credit Agreement also contains customary affirmative covenants and events of default. We believe we are in compliance with these covenants. Subsequent to the end of the first quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap agreement to hedge the variability in our LIBOR-based interest payments on approximately 70% of our Team Loan balance.  See Note 10 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for additional information regarding the Credit Agreement.

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million. As of December 31, 2018, $81.3 million remained available under our share repurchase program. Share repurchases are made from time to time, depending on market and other conditions. The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares. Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

Our Board of Directors authorized the initiation of our regular quarterly cash dividend program in January 2016, and since that time has increased the dividend twice, to its current quarterly level of $0.40 per share. The declaration and payment of future dividends is subject to the discretion and determination of the Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

As of December 31, 2018, we had $208.9 million of cash and cash equivalents, $112.7 million of which was held in foreign subsidiaries.  See Part II, Item 1A entitled “Risk Factors” of this Report on Form 10-Q for additional discussion of our foreign operations.

We believe that our current balance of cash, cash generated by our operations, cash repatriation to the United States, and available borrowing capacity under our Credit Facilities will be sufficient to fund our operations, expected capital expenditures, dividend payments, and share repurchases for at least the next twelve months. However, in pursuit of corporate development or other initiatives, we may need to raise additional funds in the future through equity or debt financing, or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

INDEX

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2018 and September 30, 2018, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

INDEX
TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

CONTRACTUAL OBLIGATIONS			Less Than	1-3		3-5	After 5
(In millions)	Total		1 Year	Years	Years		Years
Purchase obligations		$58.6	$54.3	$4.3		$-	$-
Operating leases		36.2	6.3	9.2		6.9	13.8
Severance agreements		11.5	11.5	-		-	-
Debt		1,065.0	10.7	21.3		21.3	1,011.7
Interest expense and fees		362.3	54.1	106.1		103.9	98.2
Other long-term liabilities *		18.0	1.7	1.5		0.6	14.2
Total contractual obligations	$	$ 1,551.6	$ $ 138.6	$ $ 142.4	$	$ 132.7	$ $ 1,137.9

* We have excluded $155 million in deferred tax liabilities from the other long-term liability amounts presented, as the amount and timing of payments to be settled in cash are not known. We have also excluded $0.9 million in deferred rent as the rent payments are included in the table above under the caption “Operating leases.”

We have been operating under a multi-year supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, for the purchase of fumed silica, the current term of which runs through December 31, 2019.  Purchase obligations include an aggregate amount of $17.2 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

Interest payments on long-term debt reflect interest rates in effect at December 31, 2018. The interest payments reflect variable LIBOR-based rates currently in effect on $1,065 million of our outstanding debt. Commitment fees are based on our estimated consolidated leverage ratio in future periods. See Note 10 of the Notes to the Consolidated Financial Statements of this Form 10-Q for additional information regarding our long-term debt.

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for additional information regarding our contractual obligations.

INDEX

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, Euro, Singapore dollar and the New Taiwan dollar.  Approximately 23% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which provides a natural hedge and mitigates the exposure on the Consolidated Statements of Income (Loss).  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheets.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.

Fluctuations in foreign currencies have not had a material impact on our Consolidated Statements of Income (Loss) for the three months ended December 31, 2018 and 2017. During the three months ended December 31, 2018, we recorded $2.4 million in foreign currency translation gains, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of December 31, 2018, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INDEX

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is in the process of integrating KMG into the Company’s internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the Acquisition, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INDEX

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 12 “Commitments and Contingencies,” to the consolidated financial statements included in Item 1 of Part I of this Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor demand. With respect to our electronic materials segment, historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, the strengthening of demand conditions in the semiconductor industry we experienced during the second half of fiscal 2016 continued through fiscal 2018, following relatively soft demand conditions during the first half of fiscal 2016. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends. If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters or geopolitical events, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices, such as logic versus memory IC devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.

 As to our Performance Materials segment, which is an area of potential continued growth for us, our business may be increasingly impacted by changes in the utilities and/or oil and gas industries.  Volatility in oil and natural gas prices may impact our customers’ activity levels, including production, and spending on our performance materials products and services. Expectations about future prices and price volatility are important in determining future spending levels for customers of our pipeline performance products and services. Historically, worldwide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, increases in supplies from U.S. shale production, international political conditions, including uprisings and political unrest, sovereign debt crises, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to economic growth in China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the Organization of Petroleum Exporting Countries and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions.

Further, adverse global economic and industry conditions could have other negative effects on our Company. For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production process could be harmed if our suppliers cannot fulfill their obligations to us. We also might have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

INDEX

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND MERGERS OR STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL, OR WE MAY ENCOUNTER UNANTICIPATED ISSUES IN IMPLEMENTING THEM

We expect to continue to make investments in technologies, assets and companies, either through acquisitions, mergers, investments or alliances, in order to supplement our organic growth and development efforts. Acquisitions, mergers, and investments, including our acquisitions of KMG, which we completed in November 2018, and NexPlanar, which we completed in October 2015, involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; difficulties and risks from unanticipated issues arising subsequent to a transaction related to the other entity; potential disruption of relationships with third parties; diversion of management's attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets in which we have limited or no direct prior experience and where competitors have stronger positions; potential difficulties in operating new businesses with different business models; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.

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

The integration of the recently acquired KMG business into our operations will be a complex and time-consuming process that may not be successful. Our Company has a limited history of integrating a significant acquisition into its business and the process of integration may produce unforeseen operating difficulties and expenditures. The primary areas of focus for successfully combining the business of KMG with our operations may include, among others: retaining and integrating key employees; realizing synergies; aligning customer and supplier interface across the combined business; integrating enterprise resource planning and other information technology systems; and managing the growth of the combined company. Even if we successfully integrate the business of KMG into our operations, there can be no assurance that we will realize the anticipated benefits of the acquisition.

WE HAVE A CONCENTRATED PRODUCT RANGE WITHIN EACH OF OUR SEGMENTS AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF OUR PRODUCTS

Although our product offerings have expanded with the acquisition of KMG, our business remains substantially dependent on our electronic materials products, such as CMP slurries, pads and electronic chemicals, which account for the majority of our revenue.  We have identified our Performance Materials segment as another area of potential continued growth and the product offerings in our Performance Materials segment are similarly concentrated.  As such, our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the industries in which we operate, particularly the semiconductor industry, and to adapt, improve and customize our products in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry, which is the largest industry in which we operate, has experienced technological changes and advances in the design, manufacture, performance and application of IC devices.  Our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads and electronic chemicals, as a means to reduce costs, increase the yield in their manufacturing facilities, and achieve desired performance of the IC devices they produce. We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future. Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through use of smaller quantities, could render our products less important to the IC device manufacturing process.

INDEX

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THESE CUSTOMERS OR BUSINESS FROM THEM

Our customer base is concentrated among a limited number of large customers in each of our segments.  Currently, our principal business is to supply electronic materials primarily to the semiconductor industry. The semiconductor industry has been consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through business gains, mergers and acquisitions, and strategic alliances. Industry analysts predict that this trend will continue, which means the semiconductor industry will be comprised of fewer and larger participants in the future if their prediction is correct. In addition, our customer base in our pipeline business is also somewhat concentrated, with large entities predominant, and outside of the United States, these entities frequently are state-owned or sponsored and limited in number per country, as described more above. One or more of these principal customers could stop buying products from us or could substantially reduce the quantity of products purchased from us. Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in the quantity or price of products sold to these principal customers could seriously harm our business, financial condition and results of operations.

In fiscal 2018, our five largest customers accounted for approximately an aggregate 57% of our revenue, with Samsung, Taiwan Semiconductor Manufacturing Company and SK Hynix Inc. accounting for approximately 18%, 12%, and 10%, respectively, of our revenue.

ANY PROBLEM OR DISRUPTION IN OUR SUPPLY CHAIN, INCLUDING SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, OR IN OUR ABILITY TO MANUFACTURE OR DELIVER OUR PRODUCTS TO OUR CUSTOMERS, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

We depend on our supply chain to enable us to meet the demands of our customers. Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers. Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our products, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, or geopolitical, trade or labor-related issues, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers. In particular, severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our operations by disrupting services provided by service companies or suppliers with whom we have a business relationship.  Additionally, some of our full-time employees are represented by labor unions, workers councils or comparable organizations, particularly in Mexico and Europe. As our current agreements expire, we cannot assure you that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations. Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.

We believe it would be difficult to promptly secure alternative sources of key raw materials in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by us and our customers. In addition, new contract terms, forced production or manufacturing changes, contractual amendments to existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us. Also, if we change the supplier or type of key raw materials we use to make our products, in particular our electronic materials products, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our products for their manufacturing processes and products. The requalification process could take a significant amount of time and expense to complete and could occupy technical resources of our customers that might otherwise be used to evaluate our new products, thus delaying potential revenue growth, or motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of products to these customers, especially sales of our electronic materials products to our semiconductor industry customers.

INDEX

OUR BUSINESS COULD BE SERIOUSLY HARMED IF OUR COMPETITORS DEVELOP COMPETITIVE PRODUCTS, OFFER BETTER PRICING, SERVICE OR OTHER TERMS, OR OBTAIN OR ASSERT CERTAIN INTELLECTUAL PROPERTY RIGHTS

Competition from other electronic materials or performance materials manufacturers or any new entrants could seriously harm our business and results of operations, and this competition could continue to increase. Competition has and will likely continue to impact the prices we are able to charge for our products, as well as our overall business. In addition, our competitors could have, obtain or assert intellectual property rights that could affect or restrict our ability to market our existing products and/or to innovate and develop new products, thus increasing our costs of doing business, could attempt to introduce products similar to ours following the expiration of our patents, or could attempt to introduce products that do not fall within the scope of our intellectual property rights.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States.  Approximately 87% of our revenue was generated by sales to customers outside of the United States for the full fiscal year ended September 30, 2018.  We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the United States with respect to non-U.S. operations of U.S. businesses like ours, geopolitical and/or trade tensions, fluctuation in exchange rates, changes in international trade requirements and sanctions and/or tariffs that affect our business and that of our customers and suppliers, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights. We also may encounter risks that we may not be able to repatriate additional earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business, or other factors.

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

In addition, we have operations and customers located in the United Kingdom. On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”).  In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, and withdrawal negotiations began in June 2017. The United Kingdom will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave the European Union, unless the European Union (together with the United Kingdom) unanimously decides to extend this period. In March 2018, the European Union announced an agreement in principle to transitional provisions under which most European Union law would remain in force in the United Kingdom until the end of December 2020, however, this transitional period remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and a “hard” Brexit would occur on March 29, 2019. Although it is unknown what the terms of such an agreement will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and European Union countries, a fluctuation in currency exchange rates and increased regulatory complexities. These changes may adversely affect our operations and financial results. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition to date, we cannot assure you as to the future effect of any such changes.

INDEX

BECAUSE WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SERIOUSLY HARM OUR BUSINESS

Protection of intellectual property is particularly important in our industry because we develop complex technical formulas and processes for products that are proprietary in nature and differentiate our products from those of our competitors. Our intellectual property is important to our success and ability to compete. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements. In addition, we protect our product differentiation through various other means, such as proprietary supply arrangements for certain raw materials, and use of certain manufacturing technologies. Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction.  Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, could seriously harm our business.  In addition, certain types of intellectual property, such   as patents, expire after a certain period of time, and products protected by our patents then lose such protection, so we refresh our intellectual property portfolio on an ongoing basis through continued innovation, and failure to do so could adversely affect our business. Also, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

WE ARE SUBJECT TO EXTENSIVE ENVIRONMENTAL LAWS AND REGULATIONS AND MAY INCUR COSTS THAT HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AS A RESULT OF VIOLATIONS OF OR LIABILITIES UNDER THEM
Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive and stringent federal, state, local and foreign environmental, health and safety (EHS) laws and regulations, including those concerning, among other things:
• the marketing, sale, use and registration of our chemical products, such as pentachlorophenol (“penta”), which is part of wood treatment business in our Performance Materials segment;
• the treatment, storage and disposal of wastes;
• the investigation and remediation of contaminated media including but not limited to soil and groundwater;
• the discharge of effluents into waterways;
• the emission of substances into the air; and
• other matters relating to environmental protection and various health and safety matters.
The United States Environmental Protection Agency (“EPA”) and other federal and state agencies in the United States, as well as comparable agencies in other countries where we have facilities or sell our products, have the authority to promulgate regulations that could have a material adverse impact on our operations. These EHS laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution and other EHS concerns resulting from our operations. Compliance with EHS laws and regulations has resulted in ongoing costs for us and could restrict our ability to modify or expand our facilities, continue production, require us to install costly pollution control equipment, or incur significant other expenses, including remediation costs. We are currently involved in investigation and remediation activities at certain sites. We have incurred, and expect to continue to incur, significant costs to comply with EHS laws or to address liabilities for contamination resulting from past or present operations. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of EHS laws and regulations, and could, among other things, impose liability on us to cleanup or mitigate environmental, natural resources or other damages resulting from a release of pesticides, hazardous materials or other chemicals into the environment. We maintain insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental incidences is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases.

INDEX

1.
The distribution, sale and use of our products is subject to prior governmental approvals and thereafter ongoing governmental regulation: Our products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling. The labeling requirements restrict the use and type of application for our products. More stringent restrictions could make our products less desirable which would adversely affect our sales and profitability. All venues where our penta products are used also require registration prior to marketing or use.

Governmental regulatory authorities have required, and may require in the future, that certain scientific testing and data production be provided on our products. Under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), EPA requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement significantly increases our operating expenses, and we expect those expenses will continue in the future. Because scientific analyses are constantly improving, we cannot determine with certainty whether or not new or additional tests may be required by regulatory authorities. While good laboratory practice standards specify the minimum practices and procedures that must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance that the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future.  Recent changes to the Toxic Substances Control Act (“TSCA”) could result in increased regulation and required testing of chemicals we manufacture and could increase the costs of compliance for our operations. We can provide no assurance that the cost of such compliance will not adversely affect our profitability. Our products could also be subject to other future regulatory action that may result in restricting or completely banning their use which could have an adverse effect on our performance and results of operations.
2.
The Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation may affect our ability to manufacture and sell certain products in the European Union: REACH requires chemical manufacturers and importers in the European Union to prove the safety of their products. We were required to pre-register certain products and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern are subject to an authorization process. Authorization may result in restrictions on certain uses of products or even prohibitions on the manufacture or importation of products. The full registration requirements of REACH are phased in over several years. We will incur additional expense to cause the registration of our products under these regulations. REACH may also affect our ability to import, manufacture and sell certain products in the European Union.  In addition, other countries and regions of the world already have or may adopt legislation similar to REACH that affect our business, affect our ability to import, manufacture or sell certain products in these jurisdictions, and have required or will require us to incur increased costs.

3.
The classification of pentachlorophenol as a Persistent Organic Pollutant (“POP”) under the Stockholm Convention may adversely affect our ability to manufacture or sell our penta products: The Conference of the Parties (“COP”) accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and crossarms could continue for an extended period of five to ten years. We supply penta to industrial customers who use it primarily to treat utility poles and crossarms. The U.S. is not bound by the determination of the COP because it did not ratify the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. Our sole penta manufacturing facility is located in Matamoros, Mexico. As a result of the classification of penta as a POP, the Mexican government has requested that we relocate our penta manufacturing facility. We are in the process of identifying potential sites in the U.S. for such relocation. No assurance can be given that we will not incur significant expenditures in connection with such relocation, that we will find an adequate location within the required timeframe, or that the ultimate action of the COP will not adversely impact on our financial condition and results of operation.

4.
If our products are not re-registered by the EPA or are re-registered subject to new restrictions, our ability to sell our products may be curtailed or significantly limited: Our penta product registrations are under continuous review by the EPA under FIFRA. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. To satisfy the registration review, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, the EPA announced that it had determined that penta was eligible for re-registration, but the EPA proposed new restrictions on the use of penta that have required our customers to incur substantial additional costs and to revise certain operating procedures. In December 2014, the EPA issued a registration review work plan that required penta registrants to provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued registration. We have been conducting required testing. but we cannot tell you when or if the EPA will issue a final decision concluding that the conditions of re-registration for our penta products and all additional testing requirements have been satisfied. We cannot assure you that our products will not be subject to use or labeling restrictions that may have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered, to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have an adverse effect on our financial condition and results of operations.

INDEX

5.
Our use of hazardous materials exposes us to potential liabilities: Our manufacturing and distribution of chemical products, such as our electronic chemicals, involves the controlled use of hazardous materials. Our operations, therefore, are subject to various associated risks, including chemical spills, discharges or releases of toxic or hazardous substances or gases, fires, mechanical failure, storage facility leaks and similar events. Our suppliers are subject to similar risks that may adversely impact the availability of raw materials. While we adapt our manufacturing and distribution processes to the environmental control standards of regulatory authorities, we cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials, including injury of our employees, individuals who handle our products or goods treated with our products, or others who claim to have been exposed to our products, nor can we completely eliminate the unanticipated interruption or suspension of operations at our facilities due to such events. We may be held liable for significant damages or fines in the event of contamination or injury, and such assessed damages or fines could have an adverse effect on our financial performance and results of operations.

FUTURE CLIMATE CHANGE REGULATION COULD RESULT IN INCREASED OPERATING COSTS AND REDUCED DEMAND FOR OUR PRODUCTS
Although the U.S. has not ratified the Kyoto Protocol, a number of federal laws related to “greenhouse gas” or “GHG” emissions have been considered by Congress. Because of the lack of any comprehensive legislation program addressing GHGs, the EPA is using its existing regulatory authority to promulgate regulations requiring reduction in GHG emissions from various categories of sources, such as when a permit is required due to emissions of other pollutants. In addition, various state, local and regional regulations and initiatives have been enacted or are being considered related to GHGs.
Member States of the European Union each have an overall cap on emissions, which are approved by the European Commission, and implement the EU Emissions Trading Directive as a commitment to the Kyoto Protocol. Under this Directive, organizations apply to the Member State for an allowance of GHG emissions. These allowances are tradable so as to enable companies that manage to reduce their GHG emissions to sell their excess allowances to companies that are not reaching their emissions objectives. Failure to purchase sufficient allowances will require the purchase of allowances at a current market price.
Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could cause an increase to our raw material costs, require us to incur increased operating costs, and have an adverse effect on demand for our products and our financial performance and results for our business.

OUR PRODUCTS MAY BE RENDERED OBSOLETE OR LESS ATTRACTIVE BY CHANGES IN INDUSTRY REQUIREMENTS OR BY SUPPLY-CHAIN DRIVEN PRESSURES TO SHIFT TO ENVIRONMENTALLY PREFERABLE ALTERNATIVES
Changes in regulatory, legislative and industry requirements, or changes driven by supply-chain pressures, may shift current customers away from products using penta or certain of our other products and toward alternative products that are believed to have fewer environmental effects. The EPA, foreign and state regulators, local governments, private environmental advocacy organizations and a number of large industrial companies have proposed or adopted policies designed to decrease the use of a variety of chemicals, including penta and others included in certain of our products. Our ability to anticipate changes in regulatory, legislative, and industry requirements, or changes driven by supply-chain pressures, affects our ability to remain competitive. Further, we may not be able to comply with changed or new regulatory or industrial standards that may be necessary for us to remain competitive.
We cannot assure you that the EPA, foreign and state regulators and local governments will not restrict the uses of penta or certain of our other products or ban the use of one or more of these products, or that the companies who use our products may decide to reduce significantly or cease the use of our products voluntarily. As a result, our products may become obsolete or less attractive to our customers.

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

INDEX

BECAUSE WE HAVE LIMITED EXPERIENCE IN BUSINESS AREAS OUTSIDE OF ELECTRONIC MATERIALS AND PERFORMANCE MATERIALS, EXPANSION OF OUR BUSINESS INTO OTHER PRODUCTS AND APPLICATIONS MAY NOT BE SUCCESSFUL

An element of our strategy has been to leverage our customer relationships, technological expertise and other capabilities and competencies to expand our business.  For example, we have made acquisitions to expand beyond CMP consumables into other electronic materials product areas. In addition, in our Engineered Surface Finishes business, we have been pursuing other surface modification applications. Expanding our business into new product areas could involve technologies, production processes and business models in which we have limited experience, and we may not be able to develop and produce products or provide services that satisfy customers' needs, or we may be unable to keep pace with technological or other developments. Or, we may decide that we no longer wish to pursue these new business initiatives. Also, our competitors may have or obtain intellectual property rights that could restrict our ability to market our existing products and/or to innovate and develop new products.

TAX INCREASES OR CHANGES IN TAX RULES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

As a company conducting business on a global basis, we are exposed, both directly and indirectly, to effects of changes in United States, state, local and foreign tax rules. On December 22, 2017, the President of the United States signed and enacted into law comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). Known and certain estimated effects based upon current interpretation of the Tax Act have been incorporated into our financial results. As additional clarification and implementation guidance is issued on the Tax Act, it may be necessary to adjust our income tax estimates.  Adjustments to income tax amounts could be material to our results of operations and cash flows. In addition, there is a risk that state or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows.

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

INDEX

OUR ABILITY TO RAISE CAPITAL IN THE FUTURE MAY BE LIMITED, WHICH COULD PREVENT US FROM GROWING, AND OUR EXISTING CREDIT AGREEMENT COULD RESTRICT OUR BUSINESS ACTIVITIES

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Our Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under our Credit Agreement. Furthermore, additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants that could further restrict our business activities or our ability to execute our strategic objectives and could reduce our profitability. If we raise or borrow funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

In addition, borrowings under our Credit Facilities generally bear interest based on (a) a London Inter-bank Offered Rate (“LIBOR”), subject to a 0.00% floor, or (b) a base rate, in each case plus an applicable margin of, in the case of borrowings under the Term Loan Facility, 2.25% for LIBOR loans and 1.25% for base rate loans and, in the case of borrowings under the Revolving Credit Facility, initially, 1.50% for LIBOR loans and 0.50% for base rate loans. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, any calculation of interest based upon the Alternate Base Rate (or any comparable or replacement formulation), may result in higher interest rates. To the extent that these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic, geopolitical, political and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements, and changes in market evaluations, by securities analysts, investors, market participants or others, of or related to, us or participants in the semiconductor and related industries; changes in business, trade or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital deployment strategy, issuances of shares of our capital stock or entering into a business combination or other strategic transaction; and trading volume of our common stock.

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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  We did not repurchase any shares under this program during the first quarter of fiscal 2019.  As of December 31, 2018, $81.3 million remained outstanding under our share repurchase program.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources”, of this Report on Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INDEX

ITEM 6. EXHIBITS

The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.1
Credit Agreement, dated as of November 15, 2018, by and among Cabot Microelectronics Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2018.

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

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: February 11, 2019	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: February 11, 2019	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]