Form 10-Q
period 2019-03-31
CABOT MICROELECTRONICS CORP
filed 2019-05-10
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CCMP	NASDAQ

As of April 30, 2019, the Company had 29,061,830 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenue	$265,391	$142,978	$487,169	$282,957

Cost of sales	150,571	67,933	273,016	133,898

Gross profit	114,820	75,045	214,153	149,059

Operating expenses:
Research, development and technical	12,778	13,368	26,818	25,519
Selling, general and administrative	50,328	24,589	111,456	49,340
Total operating expenses	63,106	37,957	138,274	74,859

Operating income	51,714	37,088	75,879	74,200

Interest expense	13,331	1,158	20,221	2,290
Interest income	568	1,156	1,587	2,107
Other income (expense), net	(1,014)	(94)	(2,425)	(373)
Income before income taxes	37,937	36,992	54,820	73,644

Provision for income taxes	10,800	7,255	14,240	46,990

Net income	$27,137	$29,737	$40,580	$26,654

Basic earnings per share (in dollars per share)	$0.94	$1.16	$1.45	$1.05

Weighted average basic shares outstanding	28,998	25,593	28,066	25,474

Diluted earnings per share (in dollars per share)	$0.92	$1.14	$1.42	$1.02

Weighted average diluted shares outstanding	29,479	26,161	28,607	26,076

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Net income	$27,137	$29,737	$40,580	$26,654

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(992)	3,961	1,433	11,105
Net unrealized gain on available-for-sale securities	-	46	-	-
Minimum pension liability adjustment	251	-	-	-
Net unrealized gain (loss) on cash flow hedges	(6,474)	(52)	(6,474)	147

Other comprehensive income (loss), net of tax	(7,215)	3,955	(5,041)	11,252

Comprehensive income	$19,922	$33,692	$35,539	$37,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$192,260	$352,921
Accounts receivable, less allowance for doubtful accounts of $1,704 at March 31, 2019, and $1,900 at September 30, 2018	131,880	75,886
Inventories	147,324	71,926
Prepaid expenses and other current assets	30,551	22,048
Total current assets	502,015	522,781

Property, plant and equipment, net	263,556	111,403
Goodwill	705,426	101,083
Other intangible assets, net	854,378	35,202
Deferred income taxes	5,498	5,840
Other long-term assets	6,215	4,664
Total assets	$2,337,088	$780,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,330	$18,171
Current portion of long-term debt	13,313	-
Accrued expenses, income taxes payable and other current liabilities	86,913	82,983
Total current liabilities	147,556	101,154

Long-term debt, net of current portion, less prepaid debt issuance cost of $19,411 at March 31, 2019	987,276	-
Deferred income taxes	150,575	81
Other long-term liabilities	25,814	13,046
Total liabilities	1,311,221	114,281

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 39,446,709 shares at March 31, 2019, and 35,862,465 shares at September 30, 2018	39	36
Capital in excess of par value of common stock	975,612	622,498
Retained earnings	487,467	471,673
Accumulated other comprehensive income	(502)	4,539
Treasury stock at cost, 10,401,574 shares at March 31, 2019, and 10,356,147 shares at September 30, 2018	(436,749)	(432,054)
Total stockholders’ equity	1,025,867	666,692

Total liabilities and stockholders’ equity	$2,337,088	$780,973

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)
	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$40,580	$26,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,889	13,138
Provision for doubtful accounts	(314)	5
Share-based compensation expense	11,708	10,082
Deemed repatriation transition tax	-	24,641
Deferred income tax (expense) benefit	(13,811)	15,291
Non-cash foreign exchange (gain) loss	354	(11)
Loss (Gain) on disposal of property, plant and equipment	(58)	18
Realized loss on the sale of available-for-sale securities	-	118
Non-cash charge on inventory step up of acquired inventory sold	14,827	-
Amortization of debt issuance costs	1,286	63
(Gain) on sale of assets	-	(956)
Other	2,337	2,125
Changes in operating assets and liabilities:
Accounts receivable	9,445	(4,370)
Inventories	(21,100)	(3,771)
Prepaid expenses and other assets	5,415	(5,503)
Accounts payable	(429)	(407)
Accrued expenses, income taxes payable and other liabilities	(40,601)	(9,983)
Net cash provided by operating activities	53,528	67,134

Cash flows from investing activities:
Additions to property, plant and equipment	(19,472)	(8,804)
Acquisition of a business, net of cash acquired	(1,182,186)	-
Cash settlement of life insurance policy	3,959	-
Proceeds from the sale of assets	1,210	2,999
Purchases of available-for-sale securities	-	(50,673)
Proceeds from the sale and maturities of available-for-sale securities	-	50,548
Net cash used in investing activities	(1,196,489)	(5,930)

Cash flows from financing activities:
Repayment of long-term debt	(45,000)	(6,563)
Repurchases of common stock	(4,695)	(9,937)
Proceeds from issuance of long-term debt	1,062,337	-
Debt issuance costs	(18,745)	-
Proceeds from issuance of stock	10,361	18,089
Dividends paid	(21,934)	(10,228)
Net cash provided by (used in) financing activities	982,324	(8,639)

Effect of exchange rate changes on cash	(24)	10,979
Decrease in cash and cash equivalents	(160,661)	63,544
Cash and cash equivalents at beginning of period	352,921	397,890
Cash and cash equivalents at end of period	$192,260	$461,434

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,425	$2,068
Equity consideration related to the acquisition of KMG Chemicals, Inc	331,048	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and amounts in thousands)

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 30, 2018	$36	$622,498	$471,673	$4,539	$(432,054)	$666,692

Share-based compensation expense		8,170				8,170
Repurchases of common stock - other, at cost					(4,001)	(4,001)
Exercise of stock options		3,097				3,097
Issuance of common stock in connection with acquisition of KMG Chemicals, Inc.	3	331,045				331,048
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		75				75
Net income			13,443			13,443
Dividends ($0.40 per share in dollars)			(11,598)			(11,598)
Effect of the adoption of the revenue recognition accounting standards			(933)			(933)
Foreign currency translation adjustment				2,425		2,425
Minimum pension liability adjustment				(251)		(251)

Balance at December 31, 2018	39	964,885	472,585	6,713	(436,055)	1,008,167

Share-based compensation expense		3,538				3,538
Repurchases of common stock - other, at cost					(694)	(694)
Exercise of stock options		5,080				5,080
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,109				2,109
Net income			27,137			27,137
Dividends ($0.42 per share in dollars)			(12,255)			(12,255)
Foreign currency translation adjustment				(992)		(992)
Interest rate swap				(6,474)		(6,474)
Minimum pension liability adjustment				251		251

Balance at March 31, 2019	$39	$975,612	$487,467	$(502)	$(436,749)	$1,025,867

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and amounts in thousands)

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 30, 2017	$35	$580,938	$397,881	$3,949	$(387,766)	$595,037

Share-based compensation expense		5,881				5,881
Repurchases of common stock under share repurchase plans, at cost					(1,591)	(1,591)
Repurchases of common stock - other, at cost					(3,160)	(3,160)
Exercise of stock options		6,139				6,139
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		300				300
Net loss			(3,083)			(3,083)
Dividends ($0.20 per share in dollars)			(5,153)			(5,153)
Foreign currency translation adjustment				7,144		7,144
Interest rate swaps				199		199
Unrealized loss in short term available-for-sale securities				(46)		(46)

Balance at December 31, 2017	35	593,258	389,645	11,246	(392,517)	601,667

Share-based compensation expense		4,223				4,223
Repurchases of common stock under share repurchase plans, at cost					(5,005)	(5,005)
Repurchases of common stock - other, at cost					(300)	(300)
Exercise of stock options	1	9,611				9,612
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,012				2,012
Net income			29,737			29,737
Dividends ($0.40 per share in dollars)			(10,390)			(10,390)
Foreign currency translation adjustment				3,961		3,961
Interest rate swaps				(52)		(52)
Sale of short term available-for-sale securities				46		46

Balance at March 31, 2018	$36	$609,104	$408,992	$15,201	$(397,822)	$635,511

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

Cabot Microelectronics Corporation (“Cabot Microelectronics”, “the Company”, “us”, “we”, or “our”') is a leading global supplier of consumable materials to semiconductor manufacturers and pipeline operators.  On November 15, 2018 (“Acquisition Date”), we completed our acquisition of KMG Chemicals, Inc. (“KMG”), which produces and distributes specialty chemicals and performance materials for the semiconductor, industrial wood preservation, pipeline and energy industries (“Acquisition”).  The Acquisition has extended and strengthened our position as one of the leading suppliers of consumable materials to the semiconductor industry and expands our portfolio with the addition of KMG’s businesses, which we believe will enable us to be a leading global provider of performance products and services to the pipeline operations and energy industries. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of KMG from the Acquisition Date. Subsequent to the Acquisition, we have operated our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our heritage CMP slurries and polishing pads businesses, as well as the KMG electronic chemicals business.  The Performance Materials segment includes KMG’s heritage pipeline performance and wood treatment businesses, and Cabot Microelectronics’ heritage QED business. For additional information, refer to Part 1, Item 1, “Business”, in our and KMG’s Annual Reports on Form 10-K for the fiscal year ended September 30, 2018 and July 31, 2018, respectively.

The unaudited Consolidated Financial Statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics’ financial position as of March 31, 2019, cash flows for the six months ended March 31, 2019 and March 31, 2018, and results of operations for the three and six months ended March 31, 2019 and March 31, 2018.  The Consolidated Balance Sheets as of September 30, 2018 were derived from audited financial statements. The results of operations for the three and six months ended March 31, 2019 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2019.  Certain prior period amounts have been reclassified to conform to the current period presentation.  This Report on Form 10-Q does not contain all of the footnote disclosures from the annual financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

The Consolidated Financial Statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of March 31, 2019.

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

We have determined that the effect of applying the new revenue standards during the three and six months ended March 31, 2019 was immaterial to our financial statements compared to revenue guidance in effect before the adoption of the new revenue standards.  As a result, for the three and six months ended March 31, 2019, we are not disclosing the quantitative amount by which each financial statement line item is affected by the application of the new revenue standards.

As part of the adoption of ASU 606, the Company elected to use certain allowed practical expedients. For the Company’s contracts that have an original duration of one year or less as of the adoption date, the Company uses the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the future performance obligations as of the end of each reporting period for contracts having an expected duration of one year or less.  See Note 3 of this Report on Form 10-Q for disaggregated revenue, the reconciliation of contract balances and transaction price allocation to remaining performance obligations for contracts expected to remain effective beyond one year.

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

Contracts vary in length and payment terms vary by the type and location of the Company’s customers and the products or services offered. However, the period of time between invoicing and when payment is due is typically not significant and has no significant financing components.  Customers pay in accordance with negotiated terms upon receipt of goods or completion of services.  For these contracts, the transaction price is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of goods or services purchased.  In certain instances, we receive consideration from a customer prior to transferring goods or services to the customer under the terms of a sales contract.  In such cases, we record deferred revenue until the performance obligation is satisfied, which represents a contract liability, and is included in the contract liabilities discussed in Note 3 of this Form 10-Q.

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

INDEX

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842).  The provisions of ASU 2016-02 require a dual approach for lessee accounting under which a lessee would recognize a right-of-use asset and a corresponding lease liability.  Leases will be classified as either finance or operating leases.  For finance leases, a lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee will recognize a straight-line total lease expense.  The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements, to afford better understanding of an entity's leasing activities, including any significant judgments and estimates.   The guidance was amended through various ASU's subsequent to ASU 2016-02, all of which will be effective for us beginning October 1, 2019, but early adoption is permitted.  We are currently evaluating the impact of implementation of this standard on our financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07 "Improving the Presentation of Net Period Pension Cost and Net Period Postretirement Benefit Cost" (Topic 715). The provisions of ASU 2017-07 provided specific guidance on the presentation of the components of net benefit cost.  We adopted this standard ASU 2017-07 effective October 1, 2018 and applied it retrospectively. Pursuant to the adoption, net service costs are recorded as fringe benefit expense under cost of sales and operating expenses, and all other costs are recorded in the Other income (expense), net in our Consolidated Statements of Income. The impact of the retrospective adoption in fiscal 2018 is not material.

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

In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging" (Topic 815). The provisions of this standard amend the hedge accounting model in ASC 815 to expand an entity's ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk, eliminate the requirement to separately measure and report hedge ineffectiveness, and generally require the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness.  We early adopted this guidance effective January 1, 2019, and we did not have any hedges that existed as of the initial application date.  We applied the new guidance to the interest rate swap that we entered into during our second quarter of fiscal 2019. Pursuant to the guidance, we performed initial quantitative hedge effectiveness testing upon the hedge inception, and determined the hedge to be highly effective.  Therefore, unrealized changes in fair value are recorded in other comprehensive income.  In addition, we reclassify the realized gains and losses out of other comprehensive income, and into interest expense in our Consolidated Statements of Income, which is the same financial statement line as the hedged item.  We will perform subsequent assessments of hedge effectiveness qualitatively on a quarterly basis.

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

3.  REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The Company disaggregates revenue by product area and segment as it best depicts the nature and amount of the Company’s revenue.

The following table shows revenue generated by product area during the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenue:
Electronic Materials:
CMP Slurries	$110,299	$115,086	$236,627	$229,522
Electronic Chemicals	78,549	-	118,371	-
CMP Pads	23,998	21,017	48,464	39,895
Total Electronic Materials	212,846	136,103	403,462	269,417

Performance Materials	52,545	6,875	83,707	13,540

Total revenue	$265,391	$142,978	$487,169	$282,957

Reconciliation of Contract Liability Balances

The following table provides information about contract liability balances:

	March 31, 2019	October 1, 2018
Contract liabilities (current)	$3,611	$5,310
Contract liabilities (noncurrent)	1,414	1,239

The contract liability balances as of October 1, 2018 in the table above include the amounts recorded upon the adoption of ASC 606.  At March 31, 2019, the current portion of contract liabilities of $3,611 is included in accrued liabilities, taxes payable and other current liabilities and the noncurrent portion of $1,414 is included in other long-term liabilities in the Consolidated Balance Sheets.  The amount of revenue recognized during the three and six months ended March 31, 2019 that was included in the opening current contract liability balances in our Performance Materials segment were  $2,317 and $4,160, respectively.  The amount of revenue recognized during the three and six months ended March 31, 2019 that was included in our opening contract liability balances in our Electronic Materials segment was not material.

INDEX

Transaction Price Allocated to Remaining Performance Obligations

The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts with an original duration of greater than one year and (2) when the Company expects to recognize this revenue.

	Less Than 1 Year	1-3 Years	3-5 Years	Total
Revenue expected to be recognized on contract liability amounts as of March 31, 2019	$87	$1,085	$329	$1,501

4. BUSINESS COMBINATION

On the Acquisition Date, the Company completed its acquisition of 100% of the outstanding stock of KMG, which was a publicly held company headquartered in Fort Worth, Texas. KMG specializes in producing and distributing electronic chemicals for the semiconductor industry and performance materials for the pipeline, energy, and industrial wood preservation industries. We acquired KMG to extend and strengthen our position as one of the leading suppliers of consumable materials to the semiconductor industry and to expand our portfolio with the addition of KMG’s performance materials business, which we believe will enable us to be a leading global provider of performance products and services to the pipeline operations and energy industries. The purchase consideration was $1,513,235, including consideration transferred of $1,536,452, less cash acquired of $23,217. The consideration was comprised of cash consideration to KMG common shareholders and equity award holders, stock consideration to KMG common shareholders and equity award holders, and cash consideration in the form of the retirement of KMG’s preexisting debt obligations.  Under the terms of the definitive agreement to acquire KMG, each share of KMG common stock was converted into the right to receive $55.65 in cash and 0.2000 of a share of Cabot Microelectronics common stock. As a result, we issued 3,237,005 shares of our common stock to KMG’s common stockholders, with a stock price of $102.27 on the Acquisition Date. In connection with the Acquisition, we entered into a credit agreement (the “Credit Agreement”), which provided us with a seven-year, $1,065,000 term loan facility (the “Term Loan Facility”), which we drew on the Acquisition Date to fund the Acquisition along with cash on hand, and a five-year, $200,000 revolving credit facility (the “Revolving Credit Facility”), which has not been drawn. In connection with the borrowing, we incurred $21,408 in debt issuance costs and original issue discount fees, $859 of which relates to the Revolving Credit Facility and is recorded as a prepaid asset, and the remaining $20,549 in debt issuance costs relates to the Term Loan Facility and is presented as a reduction of long-term debt. These debt issuance costs are amortized and recorded in Interest expense in the Consolidated Statements of Income over the life of the Revolving Credit Facility and Term Loan Facility, respectively. See below for a summary of the different components that comprise the total consideration.

Amount
Total cash consideration paid for KMG outstanding common stock and equity awards	$900,756
Cash provided to payoff KMG debt	304,648
Total cash consideration paid	1,205,404
Fair value of Cabot Microelectronics common stock issued for KMG outstanding common stock and equity awards	331,048
Total consideration transferred	$1,536,452

INDEX

The following table summarizes the preliminary allocation of fair values of assets acquired and liabilities assumed as of Acquisition Date:

Cash	$23,217
Accounts receivable	64,711
Inventories	68,963
Prepaid expenses and other current assets	14,798
Property, plant and equipment	149,504
Intangible assets	844,800
Other long-term assets	6,208
Accounts payable	(28,894)
Accrued expenses and other current liabilities	(43,451)
Deferred income taxes liabilities	(164,469)
Other long-term liabilities	(3,754)
Total identifiable net assets acquired	931,633
Goodwill	604,819
Total consideration transferred	$1,536,452

The acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the Acquisition Date. These valuations are preliminary based on the information currently available, and the expectations and assumptions that have been deemed reasonable by the Company’s management.  The Company has not finalized the fair value determinations of the assets acquired and liabilities assumed and expects to finalize as soon as practicable, but not later than one-year from the Acquisition Date.  As a result, certain adjustments have been made and will continue to be made to the Company’s Consolidated Balance Sheet and Statements of Income.

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

Customer relationships represent the estimated fair value of the underlying relationships and agreements with KMG’s customers and are being amortized on an accelerated basis in order for the expense to most accurately match the periods of highest cash flows attributable to the identified relationships. Technology and know-how represent the estimated fair value of KMG’s technology, processes and knowledge regarding its product offerings, and are being amortized on a straight-line basis. Trade names represents the estimated fair value of the brand and name recognition associated with the marketing of KMG’s product offerings and are being amortized on a straight-line basis, except for the Flowchem trade name, which we believe has an indefinite life. These intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing. The intangible assets subject to amortization have a weighted average useful life of 17.9 years.

INDEX

The excess of consideration transferred over the fair value of net assets acquired was recorded as goodwill, and is not deductible for income tax purposes. The goodwill is primarily attributable to anticipated revenue growth from the combined company product portfolio, expected synergies of the combined company, and the assembled workforce of KMG. The preliminary allocation of goodwill to each of the Electronic Materials and Performance Materials segments as a result of this Acquisition was $262,746 and $342,073, respectively.

For the three and six month ended March 31, 2019, we recorded $2,904 and $30,198 in acquisition and integration-related expenses, including transaction costs, stock compensation expense, severance and retention costs. These items are included within Selling, general and administrative in the Consolidated Statements of Income. In the same three and six month ended March 31, 2019, we also recorded a charge of $4,566 and $14,827 related to the fair value write-up of acquired inventory sold, respectively, which is included in Cost of sales in the Consolidated Statements of Income.

KMG’s results of operations have been included in our unaudited Consolidated Statements of Income and Consolidated Statements of Comprehensive Income from the Acquisition Date. Net sales of the acquired KMG business since the Acquisition Date through March 31, 2019 were $185,127. KMG’s net loss since the Acquisition Date was $5,561, which includes $19,996 of acquisition related costs and a $14,827 charge for fair value write-up of inventory sold. Further, additional amortization and depreciation expense associated with recording KMG’s net assets at fair value decreased KMG’s net income post-Acquisition.

The following unaudited supplemental pro forma information summarizes the combined results of operations for Cabot Microelectronics and KMG as if the Acquisition had occurred on October 1, 2017.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues	$265,391	$259,372	$549,147	$512,105
Net income (loss)	28,056	24,902	66,873	(38,262)
Earnings per share - basic	$0.97	$0.86	$2.32	$(1.33)
Earnings per share - diluted	$0.95	$0.85	$2.27	$(1.33)

The following costs are included in the three and six months ended March 31, 2018:

●	Non-recurring transaction costs of $580 and $30,610, respectively.
●	Non-recurring transaction-related employee costs, such as accelerated stock compensation expense, retention and severance expense of $460 and $35,601, respectively.
●	Non-recurring charge for fair value write-up of inventory sold of $1,045 and $14,859, respectively.

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

The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at March 31, 2019 and September 30, 2018.  See Note 10 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

March 31, 2019	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$192,260	$-	$-	$192,260
Other long-term investments	1,371	-	-	1,371
Total assets	$193,631	$-	$-	$193,631

Liabilities:
Derivative financial instruments	-	8,401	-	8,401
Total liabilities	$-	$8,401	$-	$8,401

September 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$352,921	$-	$-	$352,921
Other long-term investments	1,137	-	-	1,137
Total assets	$354,058	$-	$-	$354,058

Liabilities:
Derivative financial instruments	-	339	-	339
Total liabilities	$-	$339	$-	$339

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  We invest only in AAA-rated, prime institutional money market funds, comprised of high quality, short-term fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.   Consequently, the Company owns the assets and the related offsetting liability for disbursement until a participant makes a qualifying withdrawal.  The long-term investment was adjusted to $1,371 in the second quarter of fiscal 2019 to reflect its fair value as of March 31, 2019.

Our derivative financial instruments include foreign exchange contracts and interest rate swap.  During the quarter, we entered into a floating-to-fixed interest rate swap agreement to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  The fair value of our derivative instruments is estimated using standard valuation models and market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves for interest rate swap, and forward rates and/or the Overnight Index Swap (OIS) curve for forward foreign exchange contracts, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  See Note 11 of this Report on Form 10-Q for more information on our use of derivative financial instruments.

INDEX

6. INVENTORIES

Inventories consisted of the following:

	March 31, 2019	September 30, 2018

Raw materials	$58,496	$35,150
Work in process	12,569	8,117
Finished goods	76,259	28,659
Total	$147,324	$71,926

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $705,426 as of March 31, 2019, and $101,083 as of September 30, 2018.  The increase in goodwill was due to $604,510 in goodwill related to the acquisition of KMG offset by $167 in foreign exchange fluctuations.  The amount of goodwill assigned to each of the Electronic Materials and Performance Materials segments was $358,141 and $347,285, respectively.

The components of other intangible assets are as follows:

	March 31, 2019		September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology, trade secrets and know-how	$134,340	$31,131	$48,825	$25,305
Acquired patents and licenses	10,570	8,315	8,270	8,252
Customer relationships, trade names, and distribution rights	739,560	37,816	28,068	17,574

Total other intangible assets subject to amortization	884,470	77,262	85,163	51,131

Other intangible assets not subject to amortization:
Other indefinite-lived intangibles*	47,170		1,170
Total other intangible assets not subject to amortization	47,170		1,170

Total other intangible assets	$931,640	$77,262	$86,333	$51,131

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.

As discussed in Note 4, we recorded $844,800 of intangible assets related to our acquisition of KMG.  The allocation of the amount into the various categories of intangible assets, as well as useful lives we have established, are discussed in Note 4.

Amortization expense on our intangible assets was $16,960 and $26,318 for the three and six months ended March 31, 2019, respectively, and was $1,963 and $3,936 for the three and six months ended March 31, 2018, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2019	$33,881
2020	87,936
2021	87,233
2022	79,822
2023	67,663

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

We completed our annual impairment test during our fourth quarter of fiscal 2018 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended March 31, 2019, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no impairment charges recorded on the goodwill for any of our reporting units.

8. OTHER LONG-TERM ASSETS

Other long-term assets consisted of the following:

	March 31, 2019	September 30, 2018

Long-term contract assets	1,024	1,548
Long-term SERP Investment	1,371	1,137
Prepaid unamortized debt issuance cost	795	-
Other long-term assets	3,025	1,979
Total	$6,215	$4,664

9. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31, 2019	September 30, 2018

Accrued compensation	$26,148	$35,367
Income taxes payable	18,889	18,045
Dividends payable	12,742	10,822
Taxes, other than income taxes	6,530	1,976
Accrued interest	4,197	-
Contract liabilities	3,611	4,894
Goods and services received, not yet invoiced	4,260	1,954
Other accrued expenses	10,536	9,925
Total	$86,913	$82,983

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

Borrowings under the Credit Facilities bear interest at a rate per annum equal to, at the Company’s option, either (a) a LIBOR, subject to a 0.00% floor, or (b) a base rate, in each case plus an applicable margin of, in the case of borrowings under the Term Loan Facility, 2.25% for LIBOR loans and 1.25% for base rate loans and, in the case of borrowings under the Revolving Credit Facility, initially, 1.50% for LIBOR loans and 0.50% for base rate loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s first lien secured net leverage ratio. The Company is also required to pay a commitment fee currently equal to 0.25% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the Revolving Credit Facility varies depending on the Company’s first lien secured net leverage ratio.

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

The Company may generally prepay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. Prepayments of the Term Loan Facility in connection with certain “repricing events” resulting in a lower yield occurring at any time during the first six months after the Acquisition Date must be accompanied by a 1.00% prepayment premium.  During this quarter we made a prepayment of $45.0 million.  Subsequent to the end of the quarter ended March 31, 2019, we made an additional prepayment of $55.0 million.

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

At March 31, 2019, the fair value of the Term Loan Facility, using level 2 inputs, approximated its carrying value of $1,020,000 as the loan bears a floating market rate of interest. As of March 31, 2019, $13,313 of the debt outstanding was classified as short-term, and $19,411 of debt issuance costs related to our Term Loan were presented as a reduction of long-term debt.

In the second quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap agreement to hedge the variability in our LIBOR-based interest payments on approximately 70% of our Term Loan Facility balance.  See Note 11 on the Report on Form 10-Q for additional information.

INDEX

Principal repayments of the Term Loan Facility are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of March 31, 2019, scheduled principal repayments of the Term Loan were as follows:

Fiscal Year	Principal Repayments
Remainder of 2019	$7,988
2020	10,650
2021	10,650
2022	10,650
2023	10,650
Greater than 5 years	969,412
Total	$1,020,000

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

Cash Flow Hedges - Interest Rate Swap Agreements

During the quarter, we entered into a floating-to-fixed interest rate swap agreement to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  As of March 31, 2019, the notional value of the swap was $746,000 and this value is scheduled to decrease bi-annually, and expire on January 31, 2024.

We have designated this swap agreement as a cash flow hedge pursuant to ASC 815, "Derivatives and Hedging".  Based on certain quantitative and qualitative assessments, we have determined that the hedge is highly effective and qualifies for hedge accounting.  Accordingly, unrealized gains and losses on the hedge are recorded in other comprehensive income.  Realized gains and losses are recorded on the same financial statement line as the hedged item, which is interest expense.

Foreign Currency Contracts Not Designated as Hedges

On a regular basis, we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as other income or expense in the accompanying consolidated income statements in the period in which the exchange rates change.  As of March 31, 2019 and September 30, 2018, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for foreign currencies were $4,102 and $7,652, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for foreign currencies were $23,815 and $24,860, respectively.

Net Investment Hedge - Foreign Exchange Contracts

In September 2017, we entered into forward contracts to sell 100 billion Korean won and buy U.S. dollars, which we subsequently terminated in the third quarter of fiscal 2018. We had designated these forward contracts as effective net investment hedges. During the second quarter of fiscal 2018, the change in the fair value of these forward contracts in the net investment hedge relationship was $2,966, which was recorded in foreign currency translation adjustments within other comprehensive income.

INDEX

The fair value of our derivative instruments included in the Consolidated Balance Sheets, which was determined using Level 2 inputs, was as follows:

		Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Locatio	March 31, 2019	September 30, 2018	March 31, 2019	September 30, 2018
Derivatives designated as hedging instruments
Interest rate swap contract	Accrued expenses, income taxes payable and other current liabilities	$-	$-	$781	$-
	Other long-term liabilities	-	-	$7,572	$-

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$-	$-	$-	$-
	Accrued expenses, income taxes payable and other current liabilities	$-	$-	$48	$339

The following table summarizes the effect of our derivative instruments on our Consolidated Statements of Income for the three and six months ended March 31, 2019 and 2018:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended		Six Months Ended
	Statement of Income Location	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(348)	$887	$(38)	$78

The interest rate swap agreement has been deemed to be effective, and realized gains and losses were immaterial to our Consolidated Statement of Income.  We recorded an unrealized loss of $6,473, net of tax, in accumulated comprehensive income during the three and six months ended March 31, 2019 for this interest rate swap.  As of March 31, 2019, during the next 12 months, we expect approximately $781 to be reclassed from accumulated other comprehensive income into interest expense related to our interest rate swap based on projected rates of the LIBOR forward curve as of March 31, 2019.

INDEX

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

The United States Environmental Protection Agency (“EPA”) has notified KMG’s subsidiary, KMG-Bernuth, that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) by virtue of its relationship with certain alleged predecessor companies, including Idacon, Inc. (f/k/a Sonford Chemical Company in connection with the Star Lake Canal Superfund Site near Beaumont, Texas. The EPA has estimated that the remediation will cost approximately $22.0 million. KMG and approximately seven other parties entered into an agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. The remediation work will be performed under a separate future agreement. Although KMG has not conceded liability, KMG established a reserve in connection with the remedial design, and as of March 31, 2019, the reserve remaining was $1,008.  We also may face other governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with this or other past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

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

Certain licenses, permits and product registrations are required for the Company’s products and operations in the U.S., Mexico and other countries in which it does business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities.  In the U.S.  in particular, producers and distributors of pentachlorophenol (“penta”), which is a product manufactured and sold by a KMG subsidiary as part of the wood treatment business, are subject to registration and notification requirements under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and comparable state law in order to sell this product in the U.S. Compliance with these requirements may have a significant effect on our business, financial condition and results of operations.

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

INDEX

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS

We have defined benefit plans covering employees in certain foreign jurisdictions as required by local law, which are unfunded. We adopted ASU 2017-07 during the first quarter of the fiscal year and pursuant to the adoption, net service costs are recorded as fringe benefit expense under cost of sales and operating expenses, and all other costs are recorded in the Other income (expense), net in our Consolidated Statements of Income.  The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of the fiscal year. Benefit payments under all such unfunded plans to be paid over the next ten years are expected to be approximately $7,906.  For more information regarding these plans, refer to Note 17 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

PURCHASE OBLIGATIONS

Purchase obligations include take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, the current term of which runs through December 2019.  As of March 31, 2019, purchase obligations include $11,073 of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below summarizes the components of accumulated other comprehensive income (AOCI), net of tax provision/(benefit), as of March 31, 2019 and 2018:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2018	$5,918	$(17)	$(1,362)	$4,539
Foreign currency translation adjustment, net of tax of $(21)	1,433	-	-	1,433
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(1,879)	-	(6,473)	-	(6,473)
Reclassification adjustment into earnings, net of tax of $0	-	(1)	-	(1)
Balance at March 31, 2019	$7,351	$(6,491)	$(1,362)	$(502)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2017	$5,239	$46	$(1,336)	$3,949
Foreign currency translation adjustment, net of tax of $(1,384)	11,105	-	-	11,105
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $57	-	165	-	165
Reclassification adjustment into earnings, net of tax of $(6)	-	(18)	-	(18)
Balance at March 31, 2018	$16,344	$193	$(1,336)	$15,201

The before tax amount reclassified from AOCI to net income during the three and six months ended March 31, 2019 and 2018, related to cash flow hedges, were recorded as interest expense on our Consolidated Statement of Income.

INDEX

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

We record share-based compensation expense for all share-based awards, including stock option grants, and restricted stock, restricted stock unit and performance share unit ("PSU") awards, and employee stock purchase plan purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and employee stock purchase plan purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options, expected dividend yield and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and for stock option grants made prior to December 2017, we have added a slight premium to this expected term for employees who meet the definition of retirement-eligible pursuant to their stock option grants during the contractual term of the grant.  As of December 2017, the provisions of stock option grants and restricted stock unit awards stated that, except in certain circumstances including termination for cause, once an employee meets the retirement eligibility requirements, any remaining unvested share-based awards will continue to vest regardless of termination of service. Consequently, the requisite service period for the award is satisfied upon retirement eligibility. Therefore, we record the total share-based compensation expense upon award for those employees who have met the retirement eligibility at the grant date. The expected dividend yield represents our annualized dividend in dollars divided by the stock price on the date of grant.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.

The PSUs that have been awarded may be subject to downward or upward adjustment depending on the total shareholder return achieved by the Company during the particular performance period related to the PSUs, relative to the total shareholder return of an established market index.  We use a third-party service provider to estimate the fair value of the PSUs at grant date by using a Monte Carlo simulation model. This model simulates the stock price movements of the Company and Index constituents using certain assumptions, including the stock price of the Company and index constituents, the risk-free interest rate and stock price volatility.  Subsequent to the KMG acquisition, the performance metrics of the PSUs awarded in December 2017 were modified to reflect the performance results expected due to the Acquisition. We have applied modification accounting to account for the change in the related compensation cost and recorded a cumulative effect reduction in compensation cost of $778 during the three months ended March 31, 2019.

KMG awards granted subsequent to the entry into the definitive agreement, but prior to the Acquisition Date, were converted to our restricted stock units (“Replacement Award”), with vesting in three equal installments on the first three anniversaries of the original award date. If the recipient is terminated without cause or resigns with good reason during the 18 months following the Acquisition Date, the Replacement Award will vest as of such termination date in a number of shares equal to 150% of the Replacement Award. The share-based compensation expense related to the Replacement Awards, including accelerated vesting, was $3,253 in the first quarter of fiscal 2019 and not material in the second quarter of fiscal 2019. The expense was included in the table below.

INDEX

Share-based compensation expense for the three and six months ended March 31, 2019 and 2018, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Cost of sales	$574	$567	$1,629	$1,354
Research, development and technical	442	516	1,343	1,046
Selling, general and administrative	2,522	3,201	8,736	7,704
Total share-based compensation expense	3,538	4,284	11,708	10,104
Tax benefit	(761)	(1,022)	(2,452)	(2,249)
Total share-based compensation expense, net of tax	$2,777	$3,262	$9,256	$7,855

For additional information regarding the estimation of fair value, refer to Note 12 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

15. INCOME TAXES

 The Company’s effective tax rate was 28.5% and 26.0% for the three and six months ended March 31, 2019, respectively, compared to a 19.6% and 63.8% effective income tax rate for the three and six months ended March 31, 2018.  The decrease in our effective tax rate for the six months ended March 31, 2019 compared to the prior year is primarily attributable to the changes introduced by the Tax Act enacted in December 2017.  Other factors that impacted the Company’s effective tax rate for the three and six months ended March 31, 2019 were primarily related to unfavorable tax treatment of certain KMG acquisition-related costs, such as compensation deduction limitations, as well as non-deductibility of certain professional fees.  Additionally, we recorded incremental tax expense for the Global Intangible Low Taxed Income (“GILTI”) provision of the Tax Act, which was effective for the first time during our fiscal 2019. Partially offsetting these adverse items, the Tax Act reduced the corporate income tax rate to 21.0%  effective January 1, 2018, resulting in a change in our blended tax rate of 24.5% in fiscal 2018 to 21.0% beginning with our fiscal 2019.  In the quarter ended December 31, 2018, the Company completed its provisional estimates with regard to the Tax Act and the Transition Tax and Withholding Tax obligations are now determined to be complete.

INDEX

16.	EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of unvested restricted stock awards that have a right to receive non-forfeitable dividends, which are considered participating securities as prescribed by the two-class method under ASC 260 “Earnings per Share”.  Beginning in the first quarter of fiscal 2019, the amount of participating securities was no longer material and therefore, we have excluded such securities from our calculation of EPS in fiscal 2019.  Diluted EPS is calculated in a similar manner, but the weighted-average number of common shares outstanding during the period is increased to include the weighted-average dilutive effect of “in-the-money” stock options and unvested restricted stock shares using the treasury stock method.

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Net Income	$27,137	$29,737	$40,580	26,654
Less: income attributable to participating securities	-	(30)	-	(34)
Earnings available to common shares	$27,137	$29,707	$40,580	26,620

Denominator:
Weighted average common shares	28,997,632	25,592,508	28,065,759	25,473,757
(Denominator for basic calculation)

Weighted average effect of dilutive securities:
Share-based compensation	481,482	568,678	541,274	601,925
Diluted weighted average common shares	29,479,114	26,161,186	28,607,033	26,075,682
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.94	$1.16	$1.45	1.05

Diluted	$0.92	$1.14	$1.42	1.02

Approximately 0.2 million shares for both the three and six months ended March 31, 2019 and 0.1 million shares for both the three and six months ended March 31, 2018, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share.

INDEX

17. SEGMENT REPORTING

We identify our segments based on our management structure and the financial information used by our chief executive officer, who is our chief operating decision maker, to assess segment performance and allocate resources among our operating units.  We historically have operated predominantly in one industry segment – the development, manufacture and sale of Chemical Mechanical Planarization (CMP) consumables products.  With our acquisition of KMG, we reassessed our operating and reportable segments, and determined that we now have the following two reportable segments:

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

Revenue from external customers and segment adjusted EBITDA were (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Segment Revenue
Electronic Materials	$212,846	$136,103	$403,462	$269,417
Performance Materials	52,545	6,875	83,707	13,540
Total	$265,391	$142,978	$487,169	$282,957

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Segment adjusted EBITDA:
Electronic Materials	$74,910	$52,285	$149,735	$105,181
Performance Materials	22,660	1,231	35,727	2,519
Unallocated corporate expenses	(12,052)	(9,884)	(23,094)	(20,735)
Interest income	568	1,156	1,587	2,107
Interest expense	(13,331)	(1,158)	(20,221)	(2,290)
Depreciation and amortization	(27,348)	(6,638)	(43,889)	(13,138)
Charge for fair value write-up of acquired inventory sold	(4,566)	-	(14,827)	-
Acquisition and integration related expenses	(2,904)	-	(30,198)	-
Income before income taxes	$37,937	$36,992	$54,820	$73,644

INDEX

We began to manage and report our results under the new organizational structure in conjunction with the KMG acquisition in fiscal 2019 and have reflected this change for all historical periods presented. Since the two segments operate independently and serve different markets and customers, there are no sales between segments.  Revenue from external customers and segment adjusted EBITDA shown for Performance Materials for the quarter ended March 31, 2018 includes Cabot Microelectronics’ heritage QED business and an immaterial business that was sold in March 2018.  The adjustments to segment EBITDA for the three and six months ended March 31, 2019 represent addbacks of KMG acquisition and integration related expenses, and a charge for the write-up of inventory acquired from KMG to fair value, for inventory sold in the period.  There were no adjustments to segment EBITDA for the three months ended March 31, 2018.  Unallocated corporate expenses include expenses associated with executive leadership and public company costs, and the unallocated portions of corporate functions including finance, legal, human resources, information technology, and corporate development not directly attributable to a reportable segment.

INDEX

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Report on Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking, which address a variety of subjects including, for example, future sales and operating results; growth or contraction, and trends in the industry and markets in which the Company participates; the acquisition of, investment in, or collaboration with other entities, including the Company’s acquisition of KMG Chemicals, Inc. (“KMG”), and the expected benefits and synergies of such acquisition; new product introductions; development of new products, technologies and markets; product performance; the financial conditions of the Company's customers; competitive landscape; the Company's supply chain; natural disasters; various economic or political factors and international or national events, including related to the enactment of trade sanctions, tariffs, or other similar matters; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; environmental laws and regulations; the operation of facilities by Cabot Microelectronics; the Company's management; foreign exchange fluctuation; the Company's current or future tax rate, including the effects of the Tax Cuts and Jobs Act in the United States (“tax act”); cybersecurity threats; and financing facilities and related debt, pay off or payment of principal and interest, and compliance with covenants and other terms; and, uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors. Statements that are not historical facts, including statements about Cabot Microelectronics’ beliefs, plans and expectations, are forward-looking statements. Such statements are based on current expectations of Cabot Microelectronics’ management and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. For information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to Cabot Microelectronics’ filings with the Securities and Exchange Commission (“SEC”), including the risk factors contained in Cabot Microelectronics’ Annual Report on Form 10-K and in this Report on Form 10-Q. Except as required by law, Cabot Microelectronics undertakes no obligation to update forward-looking statements made by it to reflect new information, subsequent events or circumstances. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.

This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, including the Consolidated Financial Statements and related notes thereto.

 SECOND QUARTER OF FISCAL 2019 OVERVIEW

Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') is a leading global supplier of consumable materials to semiconductor manufacturers and pipeline operators.  As previously reported, on November 15, 2018 (“Acquisition Date”), we completed our acquisition of KMG Chemicals, Inc. (“KMG”), which produces and distributes specialty chemicals and performance materials for the semiconductor, industrial wood preservation, pipeline and energy industries (“Acquisition”). The Acquisition has extended and strengthened our position as one of the leading suppliers of consumable materials to the semiconductor industry and has expanded our portfolio with the addition of KMG’s performance materials business, which enables us to be a leading global provider of performance products and services to the pipeline operations industry. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of KMG from the Acquisition Date. Subsequent to the Acquisition, we now operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our heritage CMP slurries and polishing pads businesses, as well as the recently-acquired KMG electronic chemicals business.  The Performance Materials segment includes KMG’s heritage pipeline performance and wood treatment businesses, and our heritage QED business. For additional information, refer to Part 1, Item 1, “Business”, in our Annual Report on Form 10-K for the fiscal year ended  September 30, 2018.

INDEX

In the Electronic Materials segment, our CMP slurries revenue declined this quarter due primarily to softer market conditions, particularly in the memory, but also in the foundry, sectors. Our CMP slurries play a critical role in enabling DRAM and NAND production and this quarter our business was adversely impacted as our customers reduced utilization rates to address higher chip inventories and falling memory prices. In CMP pads, we delivered another quarter of strong results.  In electronic chemicals, we saw stable demand this quarter.  Looking ahead, recent reports from customers and industry analysts suggest there is still some level of uncertainty in overall semiconductor industry demand given the weakness in certain end markets, but most believe there will be some level of recovery in the second half of calendar 2019. We remain confident about growth in our business from increased future demand for global semiconductor materials, and believe we will continue to benefit from increased device complexity and growing computing power and storage requirements, which translates to additional demand for consumable materials.

In our Performance Materials segment, we recorded strong revenue, driven by results in our pipeline performance business. With continued growth expected in U.S. oil production, primarily in the Permian basin as well as expansion internationally, we continue to experience strong demand for our drag-reducing agents, which enable pipeline operators to optimize the efficiency and throughput of oil transport.

However, there are many factors that make it difficult for us to predict future revenue trends for our Company, including those discussed in Part II, Item 1A entitled “Risk Factors” of this Report on Form 10-Q.

Revenue for our second quarter of fiscal 2019 was $265.4 million, which benefited from the acquisition of KMG and represented an increase of 85.6% from the same quarter of fiscal 2018.

Net income was $27.1 million in the second quarter of fiscal 2019, which represented a decrease of 8.7% from the same quarter of fiscal 2018. Results benefited from the acquisition of KMG, but were more than offset by acquisition-related expenses, a charge for the fair value write-up of acquired inventory sold, increased amortization and depreciation associated with re-valuing KMG assets to fair value, and higher interest expenses resulting from the debt borrowing to finance the Acquisition.  For the same reasons, diluted earnings per share decreased from $1.14 in the second quarter of fiscal 2018 to $0.92 in the current quarter.

Adjusted EBITDA was $85.5 million in the second quarter of fiscal 2019.  This represents an increase of $41.9 million, or a 96.0% increase from the same quarter of fiscal 2018.  Adjusted EBITDA benefited from the addition of the KMG businesses and improved profitability in the Company’s heritage businesses.  Refer to the “Use of certain GAAP and Non-GAAP Financial Information” section below for the calculation of adjusted EBITDA. Adjusted EBITDA margin, which represents adjusted EBITDA as a percentage of revenue, was 32.2% for the second quarter of fiscal 2019, compared to 30.5% for the same quarter of fiscal 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.   Except for the discussion on revenue recognition in Note 2 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q, no material changes have been made to the Company’s significant accounting policies during the first six months of fiscal 2019. See Note 2 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for a discussion of new accounting pronouncements.

INDEX

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019, VERSUS THREE MONTHS ENDED MARCH 31, 2018

REVENUE

Revenue was $265.4 million for the three months ended March 31, 2019, which represented an 85.6%, or $122.4 million, increase from the three months ended March 31, 2018, primarily due to the Acquisition. Revenue from Cabot Microelectronics’ heritage businesses decreased slightly by $0.7 million, or 0.5%, primarily due to lower sales volume, partially offset by a higher value product mix and price changes.

COST OF SALES

Total cost of sales was $150.6 million for the three months ended March 31, 2019, which represented an increase of 121.6%, or $82.6 million, from the three months ended March 31, 2018, primarily due to the Acquisition. The cost of sales from Cabot Microelectronics’ heritage businesses decreased by $3.2 million, primarily driven by lower sales volume.

GROSS MARGIN

Our gross margin was 43.3% for the three months ended March 31, 2019, compared to 52.5% for the three months ended March 31, 2018.  The decrease in gross margin was primarily due to the inclusion of the KMG businesses, which reduced gross margin by 11.3 percentage points, of which 1.7 percentage points was due to the impact of the fair value write-up of acquired inventory sold. Within Cabot Microelectronics’ heritage businesses, gross margin increased by 2.1 percentage points, which was primarily due to lower production cost and a higher value product mix, partially offset by lower sales volume.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $12.8 million for the three months ended March 31, 2019, which represented a decrease of 4.4%, or $0.6 million, from the three months ended March 31, 2018.  The decrease was primarily due to lower staffing-related costs of $0.9 million, including incentive compensation costs.

Our research, development and technical efforts are focused on these areas:

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

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $50.3 million for the three months ended March 31, 2019, which represented an increase of 104.7%, or $25.7 million, from the three months ended March 31, 2018.  The increase was primarily due to $13.0 million of amortization expense related to the Acquisition, $10.8 million in KMG-related costs, and $2.9 million of acquisition and integration related costs. These items were partially offset by $1.5 million lower staffing-related costs, including incentive compensation costs.

INDEX

INTEREST EXPENSE

Interest expense was $13.3 million for the three months ended March 31, 2019, which represented an increase of $12.2 million from the three months ended March 31, 2018.  The increase resulted from the debt borrowing to finance the Acquisition.

INTEREST INCOME

Interest income was $0.6 million for the three months ended March 31, 2019, which represented a decrease of 50.9%, or $0.6 million from the three months ended March 31, 2018 due to lower cash balances compared to the same period last year.

OTHER INCOME (EXPENSE), NET

Other expense was $1.0 million for the three months ended March 31, 2019, which represented an increase of $0.9 million, from the three months ended March 31, 2018. The change was primarily due to the absence of the gain on sale of assets that had occurred in the second quarter of fiscal 2018.

PROVISION FOR INCOME TAXES

The Company’s effective tax rate for the second quarter of fiscal 2019 was 28.5%, compared to 19.6% in the same quarter last year.  The increase is primarily driven by unfavorable tax treatment of certain KMG acquisition-related costs, such as compensation deduction limitations, as well as non-deductibility of certain professional fees.

NET INCOME

 Net income was $27.1 million for the three months ended March 31, 2019, which represented a decrease of 8.7%, or $2.6 million, from the three months ended March 31, 2018.  Net income benefited from the addition of the KMG businesses, and was partially offset by acquisition and integration-related expenses, a charge for fair value write-up of acquired inventory sold, increased amortization and depreciation associated with re-valuing KMG assets to fair value, and higher interest expenses resulting from the debt borrowing to finance the Acquisition.

INDEX
SIX MONTHS ENDED MARCH 31, 2019, VERSUS SIX MONTHS ENDED MARCH 31, 2018

REVENUE

Revenue was $487.2 million for the six months ended March 31, 2019, which represented a 72.2%, or $204.2 million increase from the six months ended March 31, 2018.  The increase in revenue was primarily due to the Acquisition. Revenue from Cabot Microelectronics’ heritage businesses increased by $19.1 million, or 6.7%. This increase was primarily driven by a higher value product mix, selected price increases and higher sales volume.

COST OF SALES

Total cost of sales was $273.0 million for the six months ended March 31, 2019, which represented an increase of 103.9%, or $139.1 million, from the six months ended March 31, 2018.  The increase in cost of sales was primarily due to the Acquisition. Cost of sales of Cabot Microelectronics’ heritage businesses was relatively flat compared to the same period last year, as the higher costs associated with higher sales volume was offset by lower per unit costs.

GROSS MARGIN

Our gross margin was 44.0% for the six months ended March 31, 2019, compared to 52.7% for the six months ended March 31, 2018.  The gross margin was adversely impacted by the inclusion of the KMG businesses, which reduced gross margin by 11.4 percentage points, of which 3.0 percentage points was due to the impact of the fair value write-up of acquired inventory sold. Excluding the KMG businesses, gross margin increased by 2.7 percentage points, which was primarily due to a higher value product mix.

RESEARCH, DEVELOPMENT AND TECHNICAL

Total research, development and technical expenses were $26.8 million for the six months ended March 31, 2019, which represented an increase of 5.1%, or $1.3 million, from the six months ended March 31, 2018.  The increase was primarily due to higher supplies and equipment costs used in research and development of $1.1 million.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $111.5 million for the six months ended March 31, 2019, which represented an increase of 125.9%, or $62.1 million, from the six months ended March 31, 2018.  The increase was primarily due to $30.2 million of acquisition and integration related costs, $19.5 million of amortization expense related to the Acquisition, and $15.9 million in incremental KMG-related costs associated with the post Acquisition period during the six months period.  These items were partially offset by the absence of executive officer transition costs of $2.8 million that occurred in the first quarter of fiscal 2018.

INTEREST EXPENSE

Interest expense was $20.2 million for the six months ended March 31, 2019, which represented an increase of 783.0%, or $17.9 million for the six months ended March 31, 2018.  The increase resulted from the debt borrowing to finance the Acquisition.

INDEX

INTEREST INCOME

Interest income was $1.6 million for the six months ended March 31, 2019, which represented a decrease of 24.7%, or $0.5 million for the six months ended March 31, 2018 due to lower cash balances.

OTHER INCOME (EXPENSE), NET

Other expense was $2.4 million for the six months ended March 31, 2019, which represented an increase of 550.1%, or $2.1 million, from the six months ended March 31, 2018. The change was primarily due to the absence of the gain on sale of assets that occurred in the second quarter of fiscal 2018.

PROVISION FOR INCOME TAXES

The Company’s effective tax rate was 26.0% for the six months ended March 31, 2019, compared to 63.8% for the six months ended March 31, 2018.  The decrease in our effective tax rate for the six months ended March 31, 2019 compared to the prior year is primarily attributable to the changes introduced by the Tax Act enacted in December 2017.  Other factors that impacted the Company’s effective tax rate for the six months ended March 31, 2019 were primarily related to unfavorable tax treatment of certain Acquisition-related costs, such as compensation deduction limitations, as well as non-deductibility of certain professional fees.  Additionally, we recorded incremental tax expense for the GILTI provision of the Tax Act, which was effective for the first time during our fiscal 2019. Partially offsetting these adverse items, the Tax Act reduced the corporate income tax rate to 21.0% effective January 1, 2018, resulting in a change in our blended tax rate of 24.5% in fiscal 2018 to 21.0% beginning with our fiscal 2019.  See Note 15 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for more information on our income taxes.

NET INCOME

Net income was $40.6 million for the six months ended March 31, 2019, which represented an increase of 52.2%, or $13.9 million, from the six months ended March 31, 2018.  The increase was primarily due to the absence of the adverse impact of the Tax Act in the first quarter of fiscal 2018, the addition of the KMG businesses post-Acquisition, and higher revenue and profitability within our heritage businesses.  These items were partially offset by acquisition and integration-related expenses, a charge for fair value write-up of acquired inventory sold, increased amortization and depreciation associated with re-valuing KMG assets to fair value, and higher interest expenses resulting from the debt borrowing to finance the Acquisition.

INDEX

SEGMENT ANALYSIS

 Segment data is presented for our two reportable segments for the three and six months ended March 31, 2019 and 2018. The segment data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q.

Revenue, adjusted EBITDA and adjusted EBITDA margin by segment were (in thousands except for percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Segment Revenue
Electronic Materials	$212,846	$136,103	$403,462	$269,417
Performance Materials	52,545	6,875	83,707	13,540
Total	$265,391	$142,978	$487,169	$282,957

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Segment Adjusted EBITDA
Electronic Materials	$74,910	$52,285	$149,735	$105,181
Performance Materials	22,660	1,231	35,727	2,519
Unallocated Corporate Expenses	(12,052)	(9,884)	(23,094)	(20,735)
Total	$85,518	$43,632	$162,368	$86,965

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Adjusted EBITDA margin
Electronic Materials	35.2%	38.4%	37.1%	39.0%
Performance Materials	43.1%	17.9%	42.7%	18.6%

INDEX
THREE MONTHS ENDED MARCH 31, 2019, VERSUS THREE MONTHS ENDED MARCH 31, 2018

ELECTRONIC MATERIALS

The $76.7 million increase in Electronic Materials revenue was driven by the addition of KMG’s electronic chemicals business in the quarter.  Electronic Materials revenue from Cabot Microelectronics’ heritage businesses decreased slightly primarily due to softer industry conditions that resulted in lower demand for the Company’s products. This decrease was partially offset by higher value product mix and price changes.  Electronic Materials adjusted EBITDA increased from the prior year driven by the addition of KMG’s electronic chemicals results. The slightly lower adjusted EBITDA margin was primarily due to change in mix of products, as a result of the Acquisition.

PERFORMANCE MATERIALS

The $45.7 million increase in Performance Materials revenue was primarily driven by the addition of KMG’s performance materials business in the quarter.  Performance Materials’ adjusted EBITDA and adjusted EBITDA margin expanded from the prior year due to the addition of KMG’s heritage performance materials business.

SIX MONTHS ENDED MARCH 31, 2019, VERSUS SIX MONTHS ENDED MARCH 31, 2018

ELECTRONIC MATERIALS

The $134.0 million increase in Electronic Materials revenue was driven by the addition of KMG’s electronic chemicals business since the Acquisition.  The remaining increase was driven by strong organic demand for the Company’s heritage CMP slurries and polishing pads product lines, which increased 3% and 22%, respectively, primarily on higher sales volume. Electronic Materials adjusted EBITDA increased from the prior year driven by the addition of KMG’s electronic chemicals results, as well as stronger organic profitability, driven by the leverage achieved on higher sales volume.  The slightly lower adjusted EBITDA margin was primarily due to change in mix of products, as a result of the Acquisition.

PERFORMANCE MATERIALS

The $70.2 million increase in Performance Materials revenue was primarily driven by the addition of KMG’s performance materials business post-Acquisition.  Performance Materials’ adjusted EBITDA and adjusted EBITDA margin expanded from the prior year due to the addition of KMG’s heritage performance materials business.

USE OF CERTAIN GAAP AND NON-GAAP FINANCIAL INFORMATION

We provide certain non-GAAP financial information, such as adjusted EBITDA and adjusted EBITDA margin, to complement reported GAAP results since we believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures.  We exclude certain items from earnings when presenting our adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance.  Accordingly, we believe that they aid in evaluating the underlying operational performance of our business, and facilitate comparisons between periods. In addition, adjusted EBITDA is used as a basis of the performance metric for our fiscal 2019 Short-Term Incentive Program (STIP).  A similar EBITDA calculation is also used by our lenders for a key debt compliance ratio.

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

INDEX

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

RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA

The table below presents the reconciliation of net income to adjusted EBITDA. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Segment adjusted EBITDA

Electronic Materials	$74,910	$52,285	$149,735	$105,181
Performance Materials	22,660	1,231	35,727	2,519
Unallocated corporate expenses	(12,052)	(9,884)	(23,094)	(20,735)
Total	$85,518	$43,632	$162,368	$86,965

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income	$27,137	$29,737	$40,580	$26,654
Interest expense	13,331	1,158	20,221	2,290
Interest income	(568)	(1,156)	(1,587)	(2,107)
Income taxes	10,800	7,255	14,240	46,990
Depreciation and amortization	27,348	6,638	43,889	13,138
EBITDA	78,048	43,632	117,343	86,965
Acquisition and integration related expenses	2,904	-	30,198	-
Charge for fair value write-up of acquired inventory sold	4,566	-	14,827	-
Adjusted EBITDA	$85,518	$43,632	$162,368	$86,965

INDEX

LIQUIDITY AND CAPITAL RESOURCES

We generated $53.5 million in cash flows from operating activities in the first six months of fiscal 2019, compared to $67.1 million in cash from operating activities in the first six months of fiscal 2018.  The decrease in operating cash flows was primarily due to $26.9 million spent on acquisition and integration related costs, net of tax, and an increase in working capital associated with operating a larger business.

In the first six months of fiscal 2019, cash flows used in investing activities were $1,197 million, compared to $5.9 million in cash used in investing activities in the first six months of fiscal 2018.  The increase was driven by the use of $1,182 million for the Acquisition. The remainder of the purchase price was satisfied with the issuance of common stock.  Capital expenditures in the first six months were $19.5 million, compared to $8.8 million in the prior year.

In the first six months of fiscal 2019, cash flows used in financing activities were $982.3 million, compared to $8.6 million used in financing activities in the six months ended March 31, 2018.  During the first quarter of fiscal 2019, we received $1,044 million in debt proceeds, net of $21.4 million in debt issuance costs and original issue discount fees, which was used for the Acquisition. In March 2019, we made a $45 million repayment on this debt, an increase of $38 million in debt repayment compared to prior year. In addition, our dividend payments increased by $12 million versus the prior year, driven by the doubling of our quarterly dividend, as announced in March 2018, and the new shares issued in connection with the KMG acquisition.

On the Acquisition Date, we entered into a credit agreement by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), which provides for senior secured financing of up to $1,265.0 million, consisting of a term loan facility in an aggregate principal amount of $1,065.0 million (the “Term Loan Facility”) and a revolving credit facility in an aggregate principal amount of up to $200.0 million, including a letter of credit sub-facility of up to $50.0 million (the “Revolving Credit Facility”).  The Term Loan Facility and the Revolving Credit Facility are referred to as the “Credit Facilities.” The Company may generally prepay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. Prepayments of the Term Loan Facility in connection with certain “repricing events” resulting in a lower yield occurring at any time during the first six months after the Acquisition Date must be accompanied by a 1.00% prepayment premium. The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter if any revolving loans are outstanding, commencing with the first full fiscal quarter after the Acquisition Date. Additionally, the Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. The Credit Agreement also contains customary affirmative covenants and events of default. We believe we are in compliance with these covenants. In the second quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap agreement to hedge the variability in our LIBOR-based interest payments on approximately 70% of our Team Loan balance. During this quarter we made a prepayment of $45.0 million, and subsequent to the end of the quarter we made an additional $55.0 million prepayment.  See Note 10 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for additional information regarding the Credit Agreement.

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million. As of March 31, 2019, $81.3 million remained available under our share repurchase program. Share repurchases are made from time to time, depending on market and other conditions. The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares. Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.

Our Board of Directors authorized the initiation of our regular quarterly cash dividend program in January 2016, and since that time has increased the dividend, to its current quarterly level of $0.42 per share. The declaration and payment of future dividends is subject to the discretion and determination of the Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.

As of March 31, 2019, we had $192.3 million of cash and cash equivalents, $132.3 million of which was held in foreign subsidiaries.  See Part II, Item 1A entitled “Risk Factors” of this Report on Form 10-Q for additional discussion of our foreign operations.

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

INDEX

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2019 and September 30, 2018, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

INDEX
TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

CONTRACTUAL OBLIGATIONS			Less Than	1-3	3-5	After 5
(In millions)	Total		1 Year	Years	Years	Years
Purchase obligations		$60.2	$56.8	$3.4	$-	$-
Operating leases		35.4	7.1	8.8	7.0	12.5
Severance agreements		3.1	3.1	-	-	-
Debt		1,020.0	13.3	21.3	21.3	964.1
Interest expense and fees		242.8	52.2	72.5	64.1	54.0
Other long-term liabilities *		17.6	0.4	1.5	0.7	15.0
Total contractual obligations	$	$ 1,379.1	$ $ 132.9	$ $ 107.5	$ $ 93.1	$ $ 1,045.6

* We have excluded $150 million in deferred tax liabilities from the other long-term liability amounts presented, as the amount and timing of payments to be settled in cash are not known.   We have also excluded $7.6 million related to the fair value of our interest rate swap, and $1.0 million in deferred rent as the rent payments are included in the table above under the caption “Operating leases.”

We have been operating under a multi-year supply agreement with Cabot Corporation, which is not a related party and has not been one since 2002, for the purchase of fumed silica, the current term of which runs through December 31, 2019.  Purchase obligations include an aggregate amount of $11.1 million of contractual commitments related to our Cabot Corporation supply agreement for fumed silica.

Interest payments on long-term debt reflect interest rates in effect at December 31, 2018. The interest payments reflect variable LIBOR-based rates currently in effect on $274 million of our outstanding debt, and fixed rates on $746 million of outstanding debt for which we have implemented an interest rate swap. Commitment fees are based on our estimated consolidated leverage ratio in future periods. See Note 10 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for additional information regarding our long-term debt.

Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for additional information regarding our contractual obligations.

INDEX

SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

The following Unaudited Pro Forma Condensed Combined Financial Information is presented to illustrate the estimated effects of the company’s acquisition of KMG (the “Acquisition”), which was consummated on November 15, 2018 (the “Acquisition Date”), based on the historical results of operations of Cabot Microelectronics and KMG. See Note 1, Background and Basis of Presentation, and Note 4, Business Combination, to the consolidated financial statements for additional information on the Acquisition. The following Unaudited Pro Forma Condensed Combined Statements of Income for the three and six months ended March 31, 2019 and March 31, 2018 are based on the historical financial statements of Cabot Microelectronics and KMG after giving effect to the Acquisition, and the assumptions and adjustments described in the accompanying notes to these Unaudited Pro Forma Condensed Combined Statements of Income.

The historical Cabot Microelectronics Consolidated Statements of Income for the three and six months ended March 31, 2019 and March 31, 2018 were derived from the consolidated financial statements included elsewhere in this Form 10-Q. The historical KMG Consolidated Statements of Income for the six months ended March 31, 2019, as well as the historical KMG Consolidated Statements of Income for the three and six months ended March 31, 2018 includes information derived from KMG’s books and records. Prior to the Acquisition, KMG was on a July 31st fiscal year end reporting cycle. These pro forma financials include actual KMG’s pre-acquisition results with the months aligned to Cabot Microelectronics’ fiscal periods, and therefore, they do not align with consolidated financial statements included in KMG’s Quarterly Reports on Form 10-Q.

The Unaudited Pro Forma Condensed Combined Statements of Income are presented as if the Acquisition had been consummated on October 1, 2017, the first business day of our 2018 fiscal year, and combine the historical results of Cabot Microelectronics and KMG, which is consistent with internal management reporting, after primarily giving effect to the following assumptions and adjustments:

• Application of the acquisition method of accounting;
• Elimination of transaction costs incurred in connection with the Acquisition;
• Adjustments to reflect the new financing arrangements entered into and legacy financing arrangements retired in connection with the Acquisition;
• The exchange of 0.2000 share(s) of Cabot Microelectronics common stock for each share of KMG common stock; and
• Conformance of accounting policies.

The Unaudited Pro Forma Condensed Combined Financial Information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. This allocation was initially completed as of November 15, 2018.  The allocation may be adjusted for up to one-year post closing.

The Unaudited Pro Forma Condensed Combined financial information has been prepared on the basis of SEC Regulation S-X Article 11 and is not necessarily indicative of the results of operations that would have been realized had the transactions been completed as of the dates indicated, nor are they meant to be indicative of our anticipated combined future results. In addition, the accompanying Unaudited Pro Forma Condensed Combined Statements of Income do not reflect any additional anticipated synergies, operating efficiencies, cost savings, or any integration costs that may result from the Acquisition.

The historical consolidated financial information has been adjusted in the accompanying Unaudited Pro Forma Condensed Combined Statements of Income to give effect to unaudited pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) are expected to have a continuing impact on the results of operations of the combined company. As a result, under SEC Regulation S-X Article 11, certain non-recurring expenses such as deal costs and compensation expenses related to severance or accelerated stock compensation and certain recurring historical KMG expenses related to depreciation, amortization, financing costs and costs of sales have been adjusted as if the Acquisition had occurred on October 1, 2017. Certain non-cash costs related to the fair value step-up of inventory are eliminated from pro forma results in the periods presented. In contrast, under the ASC 805 presentation in Note 4, Business Combination, to the consolidated financial statements, these expenses are required to be included in prior year pro forma results.

The Unaudited Pro Forma Condensed Combined Financial Information, including the related notes included herein, should be read in conjunction with Cabot Microelectronics’ Current Report on Form 8-K/A filed on January 30, 2019, as well as our consolidated financial statements included in this Form 10-Q and the historical consolidated financial statements and related notes of Cabot Microelectronics and KMG, which are available to the public at the SEC’s website at www.sec.gov.

INDEX

CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statement of Income
For the Three and Six Months Ended March 31, 2019 and March 31, 2018
(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Revenue	$265,391	$259,372	$549,147	$512,105
Cost of sales	145,995	147,727	301,223	290,645
Gross profit	119,396	111,645	247,924	221,460
Operating expenses:
Research, development and technical	12,778	13,368	26,818	25,519
Selling, general and administrative expenses	53,653	50,584	110,116	100,969
Total operating expenses	66,431	63,952	136,934	126,488
Operating income	52,965	47,693	110,990	94,972
Interest expense	13,409	14,651	26,852	29,293
Interest income	568	1,157	1,638	2,110
Other income (expense), net	(1,014)	(688)	(2,683)	(1,286)
Income before income taxes	39,110	33,511	83,093	66,503
Provision for income taxes	11,054	5,562	15,406	31,522
Net income	$28,056	$27,949	$67,687	$34,981

Basic earnings per share	$0.97	$0.97	$2.34	$1.22

Weighted average basic shares outstanding	28,998	28,830	28,884	28,711

Diluted earnings per share	$0.95	$0.95	$2.30	$1.19

Weighted average diluted shares outstanding	29,479	29,398	29,425	29,313

INDEX
CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statement of Income
For the Three Months Ended March 31, 2019
(in thousands, except per share data)

	Cabot Microelectronics
	Three Months Ended March 31, 2019	Pro Forma Adjustments (1)	Pro Forma Combined

Revenue	$265,391	$-	$265,391
Cost of sales	150,571	(4,576)	145,995
Gross profit	114,820	4,576	119,396
Operating expenses:
Research, development and technical	12,778	-	12,778
Selling, general and administrative expenses	50,328	3,325	53,653
Total operating expenses	63,106	3,325	66,431
Operating income	51,714	1,251	52,965
Interest expense	13,331	78	13,409
Interest income	568	-	568
Other income (expense), net	(1,014)	-	(1,014)
Income before income taxes	37,937	1,173	39,110
Provision for income taxes	10,800	254	11,054
Net income	$27,137	919	$28,056

Basic earnings per share	$0.94		$0.97

Weighted average basic shares outstanding	28,998		28,998

Diluted earnings per share	$0.92		$0.95

Weighted average diluted shares outstanding	29,479		29,479

[1] Pro forma adjustments are related to non-recurring items directly attributable to the transaction as well as recurring differences related to depreciation, amortization or financing costs that were included as if the companies were combined as of October 1, 2017.

INDEX
CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statement of Income
For the Six Months Ended March 31, 2019
(in thousands, except per share data)

	Cabot Microelectronics (1)	KMG Chemicals (2)
	Six Months Ended March 31, 2019	October 1, 2018 to November 14, 2018	Presentation Reclassification (3)	Pro Forma Adjustments (4)	Pro Forma Combined

Revenue	$487,169	$61,978	$-	$-	$549,147
Cost of sales	273,016	36,534	4,741	(13,068)	301,223
Gross profit	214,153	25,444	(4,741)	13,068	247,924
Operating expenses:
Distribution expenses	-	4,741	(4,741)	-	-
Research, development and technical	26,818	-	-	-	26,818
Selling, general and administrative expenses	111,456	40,504	-	(41,844)	110,116
Amortization of intangibles	-	1,943	-	(1,943)	-
Total operating expenses	138,274	47,188	(4,741)	(43,787)	136,934
Operating income	75,879	(21,744)	-	56,855	110,990
Interest expense	20,221	8,537	-	(1,906)	26,852
Interest income	1,587	51	-	-	1,638
Derivative fair value gain	-	567	-	(567)	-
Other income (expense), net	(2,425)	(258)	-	-	(2,683)
Income before income taxes	54,820	(29,921)	-	58,194	83,093
Provision for income taxes (benefit)	14,240	(5,522)	-	6,688	15,406
Net income	$40,580	$(24,399)	$-	$51,506	$67,687

Basic earnings per share	$1.45				$2.34

Weighted average basic shares outstanding	28,066				28,884

Diluted earnings per share	$1.42				$2.30

Weighted average diluted shares outstanding	28,607				29,425

[1] Includes heritage Cabot Microelectronics from October 1, 2018 to March 31, 2019 and heritage KMG from November 15, 2018 to March 31, 2019. On November 15, 2018 the Acquisition was completed and actual combined company results are included.

[2] Heritage KMG results that occurred prior to the Acquisition on November 15, 2018
[3] Represents the reclassification of KMG distribution expenses from operating expenses to cost of sales, in order to conform with Cabot Microelectronics’ accounting policies.
[4] Certain pro forma adjustments related to depreciation, amortization, financing costs and costs of sales have been made for the October 1, 2018 to March 31, 2019 period assuming that the Acquisition occurred on October 1, 2017. Additionally, nonrecurring pro forma adjustments have been made for deal costs, compensation expenses related to severance or accelerated stock compensation, and the fair value step-up of inventory directly attributable throughout the six month period.

INDEX
CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statement of Income
For the Three Months Ended March 31, 2018
(in thousands, except per share data)

	Cabot Microelectronics	KMG Chemicals
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2018	Presentation Reclassification (1)	Pro Forma Adjustments (2)	Pro Forma Combined

Revenue	$142,978	$116,394	$-	$-	$259,372
Cost of sales	67,933	67,496	8,932	3,366	147,727
Gross profit	75,045	48,898	(8,932)	(2,950)	111,645
Operating expenses:
Distribution expenses	-	8,932	(8,932)	-	-
Research, development and technical	13,368	-	-	-	13,368
Selling, general and administrative expenses	24,589	14,660	-	11,375	50,584
Amortization of intangibles	-	3,870	-	(3,870)	-
Total operating expenses	37,957	27,422	(8,932)	7,505	63,952
Operating income	37,088	21,476	-	(10,871)	47,693
Interest expense	1,158	4,236	-	9,257	14,651
Interest income	1,156	1	-	-	1,157
Loss on the extinguishment of debt	-	1,984	-	(1,984)	-
Derivative fair value gain	-	3,024	-	(3024)	-
Other income (expense), net	(94)	(594)	-	-	(688)
Income before income taxes	36,992	17,687	-	(21,168)	33,511
Provision for income taxes (benefit)	7,255	3,264	-	(4,957)	(5,562)
Net income	$29,737	$14,423	$-	$(16,211)	$27,949

Basic earnings per share	$1.16	$0.93			$0.97

Weighted average basic shares outstanding	25,593	15,495			28,830

Diluted earnings per share	$1.14	$0.91			$0.95

Weighted average diluted shares outstanding	26,161	15,903			29,398

[1] Represents the reclassification of KMG distribution expenses from operating expenses to cost of sales, in order to conform with Cabot Microelectronics’ accounting policies.
[2] Pro forma adjustments are related to non-recurring items directly attributable to the transaction as well as recurring differences related to depreciation, amortization or financing costs that were included as if the companies were combined as of October 1, 2017.

INDEX
CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statement of Operations
For the Six Months Ended March 31, 2018
(in thousands, except per share data)

	Cabot Microelectronics	KMG Chemicals
	Six Months Ended March 31, 2018	Six Months Ended March 31, 2018	Presentation Reclassification (1)	Pro Forma Adjustments (2)	Pro Forma Combined

Revenue	$282,957	$229,148	$-	$-	$512,105
Cost of sales	133,898	132,218	17,675	6,854	290,645
Gross profit	149,059	96,930	(17,675)	(6,854)	221,460
Operating expenses:
Distribution expenses	-	17,675	(17,675)	-	-
Research, development and technical	25,519	-	-	-	25,519
Selling, general and administrative expenses	49,340	28,780	-	22,849	100,969
Amortization of intangibles	-	6,972	-	(6,972)	-
Total operating expenses	74,859	53,427	(17,675)	15,877	126,488
Operating income	74,200	43,503	-	(22,731)	94,972
Interest expense	2,290	10,537	-	16,466	29,293
Interest income	2,107	3	-	-	2,110
Loss on the extinguishment of debt	-	6,309	-	(6,309)	-
Derivative fair value gain	-	3,882	-	(3,882)	-
Other income (expense), net	(373)	(913)	-	-	(1,286)
Income before income taxes	73,644	29,629	-	(36,770)	66,503
Provision for income taxes (benefit)	46,990	(6,858)	-	(8,610)	31,522
Net income	$26,654	$36,487	$-	$(28,160)	$34,981

Basic earnings per share	$1.05	$2.62			$1.22

Weighted average basic shares outstanding	25,474	13,923			28,711

Diluted earnings per share	$1.02	$2.55			$1.19

Weighted average diluted shares outstanding	26,076	14,285			29,313

[1] Represents the reclassification of KMG distribution expenses from operating expenses to cost of sales, in order to conform with Cabot Microelectronics’ accounting policies.
[2]  Pro forma adjustments are related to non-recurring items directly attributable to the transaction as well as recurring differences related to depreciation, amortization or financing costs that were included as if the companies were combined as of October 1, 2017.

INDEX
CABOT MICROELECTRONICS CORPORATION
Summary of Pro Forma Adjustments
(in thousands, except per share data)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018

Impact to cost of sales:
Depreciation and amortization, net(a)	$(10)	$3,366	$1,759	$6,854
Inventory step-up(b)	(4,566)	-	(14,827)	-
Impact to cost of sales	$(4,576)	$3,366	$(13,068)	$6,854

Impact to operating expense:
Depreciation and amortization step up(a)	5,469	13,268	17,582	26,564
Compensation expense(c)	(935)	(1,893)	(36,640)	(3,715)
Deal costs(d)	(1,209)	-	(22,786)	-
Historical KMG amortization in other operating expenses removal(a)	-	(3,870)	(1,943)	(6,972)
Impact to operating expense	$3,325	$7,505	$(43,787)	$15,877

Impact to other expense:
Loss on the extinguishment of debt(e)	-	1,984	-	(6,309)
Derivative fair value gain(e)	-	(3,024)	(567)	3,882
Impact to other expense	$-	$(1,040)	$(567)	$(2,427)

Impact to interest, net:
Interest expense(f)	78	9,257	(1,906)	16,466
Interest income(f)	-	-	-	-
Impact to interest	$78	$9,257	$(1,906)	$16,466

Adjustments included in the accompanying Unaudited Pro Forma Condensed Combined Statements of Income are as follows:

(a) Depreciation and amortization expense are adjusted by removing depreciation and amortization associated with legacy KMG assets and assigning a pro forma expense based on the fair value of the assets on the date of the Acquisition. Depreciation costs are allocated to costs of sales and selling, general and administrative expenses based on historical KMG allocations. Amortization costs are allocated to costs of sales or selling, general and administrative expense based on the use of the asset, where applicable.
(b) Cost of sales is impacted by increased inventory balance caused by the non-cash impact of the step up to fair value of the inventory. The incremental costs of sales driven by the inventory step-up during the period have been removed.
(c) Directly attributable and non-recurring compensation expense related to the fair value remeasurement of certain equity awards, non-recurring retention expenses and stock award vesting directly attributable to the Acquisition are removed for pro forma purposes. All historical KMG stock-based compensation is removed and the proper vesting schedule for on-going service added as a pro forma adjustment.
(d) The elimination of non-recurring deal costs incurred in connection with the Acquisition.
(e) As a result of the Acquisition, there were non-recurring costs incurred by KMG as a result of retiring old debt. The costs associated with retiring the old debt facility and other financial instruments are removed for pro forma purposes. These instruments were retired as a result of the Acquisition and are not included in the pro forma results, which are presented as if the Acquisition had occurred on October 1, 2017.
(f) Changes in interest expense as a result of financing associated with the Acquisition. The adjustments remove legacy KMG interest costs, including unused revolver fees and adds the costs associated with the new financing facilities as if the Acquisition occurred on October 1, 2017.

We calculated the income tax effect of the pro forma adjustments using a 21.6% and 23.4% tax rate, which represent the weighted average statutory tax rate for six-month period ended March 31, 2019 and year-ended September 30, 2018, respectively.

Additionally, for the 2018 periods presented, we calculated the unaudited pro forma weighted average number of basic shares outstanding by adding the Cabot Microelectronics weighted average number of basic shares outstanding from the share amounts disclosed in the historical Quarterly Report on Form 10-Q to the amount of shares issued in connection with the Acquisition, as if the shares were held for the entire period.

We calculated the unaudited pro forma weighted average number of diluted shares outstanding by adding the number of shares issued in the Acquisition to the amount disclosed in the historical Cabot Microelectronics Quarterly Report on Form 10-Q.
The basic and diluted EPS calculation takes pro forma net income divided by the applicable number of shares outstanding.

INDEX

Cabot Microelectronics Corporation
Reconciliation of Pro Forma and Non-GAAP Adjusted Pro Forma Information

The company reports its financial results in accordance with U.S. GAAP.  However, management believes that certain non-GAAP financial measures that reflect the way that management evaluates the business may provide investors with additional information regarding the company’s results, trends and ongoing performance on a comparable basis.  We refer to these measures “Adjusted Pro Forma”, which begin with Pro Forma results that are prepared in accordance with SEC Regulation S-X Article 11 and are included above.  These results are then adjusted for the following additional items:

•	Removal of amortization of acquisition related intangibles, since management believes that these costs are not indicative of the company’s core operating performance.
•
Removes the difference between reported GAAP interest expense and Article 11 pro forma interest expense, which is prepared as if the acquisition occurred on October 1, 2017.  This adjustment is made for periods when Cabot Microelectronics owned KMG for the full reporting period.

•	Removal of integration expenses, as they are non-recurring in nature.
•	Adjustment for U.S. Tax Reform, which represents a significant non-recurring item affecting comparability among periods.
Reconciliations for these items are provided in the tables below.

INDEX

CABOT MICROELECTRONICS CORPORATION
Unaudited Reconciliation of Pro Forma Condensed Combined
Statement of Income to Non-GAAP Adjust Pro Forma Condensed
Combined Statement of Income
For the Three Months Ended March 31, 2019
(in thousands, except per share data)

		Non-GAAP Adjustments
	Pro Forma	Amortization of Acquisition Related Intangibles	Interest Expenses Adjustment	Integration Expenses	Adjusted Pro forma

Revenue	$265,391	$-	$-	$-	$265,391
Cost of Sales	145,995	(3,470)	-	-	142,526
Gross Profit	119,396	3,470	-	-	122,866
Gross Profit, % of Revenue	45.0%	1.3%	0.0%	0.0%	46.3%

Operating Expenses
Research, development and technical	12,778	-	-	-	12,778
Selling, general and administrative	53,653	(18,947)	-	(760)	33,947
Total Operating Expenses	66,431	(18,947)	-	(760)	46,725

Operating Income	52,965	22,416	-	760	76,141

Interest Expense	13,409	-	(78)	-	13,331
Interest Income	568	-	-	-	568
Other Income (Expense), net	(1,014)	-	-	-	(1,014)
Income before income taxes	39,110	22,416	78	760	62,364

Provision for income taxes	11,054	5,337	19	182	16,591
Net Income	$28,056	$17,079	$59	$578	$45,773

Diluted Earnings per share	$0.95	$0.58	$-	$0.02	$1.55
Weighted Average Diluted Shares Outstanding	29,479	29,479	29,479	29,479	29,479

Depreciation & amortization	$32,807	$(22,416)	$-	$-	$10,391
EBITDA	$84,758	$-	$-	$760	$85,518
EBITDA Margin	31.9%				32.2%

INDEX
CABOT MICROELECTRONICS CORPORATION
Unaudited Reconciliation of Pro Forma Condensed Combined
Statement of Income to Non-GAAP Adjust Pro Forma Condensed
Combined Statement of Income
For the Six Months Ended March 31, 2019
(in thousands, except per share data)

		Non-GAAP Adjustments
	Pro Forma	Amortization of Acquisition Related Intangibles	Interest Expenses Adjustment	Integration Expenses	Adjusted Pro forma

Revenue	$549,147	$-	$-	$-	$549,147
Cost of Sales	301,223	(6,940)	-	-	294,283
Gross Profit	247,924	6,940	-	-	254,864
Gross Profit, % of Revenue	45.1%	1.3%	0.0%	0.0%	46.4%

Operating Expenses
Research, development and technical	26,818	-	-	-	26,818
Selling, general and administrative	110,116	(37,894)	(2,091)	-	70,131
Total Operating Expenses	136,934	(37,894)	(2,091)	-	96,949

Operating Income	110,990	44,834	2,091	-	157,915

Interest Expense	26,852	-	-	-	26,852
Interest Income	1,638	-	-	-	1,638
Other Income (Expense), net	(2,683)	-	-	-	(2,683)
Income before income taxes	83,093	44,834	2,091	-	130,018

Provision for income taxes	15,406	10,673	502	259	26,840
Net Income	$67,687	$34,161	$1,589	$(259)	$103,178

Diluted Earnings per share	$2.30	$1.16	$0.05	$(0.01)	$3.51
Weighted Average Diluted Shares Outstanding	29,425	29,425	29,425	29,425	29,425

Depreciation & amortization	$65,035	$(44,834)	$-	$-	$20,201
EBITDA	$173,342	$-	$2,091	$-	$175,433
EBITDA Margin	31.6%	-	-	-	31.9%

INDEX
CABOT MICROELECTRONICS CORPORATION
Unaudited Reconciliation of Pro Forma Condensed Combined
Statement of Income to Non-GAAP Adjust Pro Forma Condensed
Combined Statement of Income
For the Three Months Ended March 31, 2018
(in thousands, except per share data)

			Non-GAAP Adjustments
	Pro Forma		Amortization of Acquisition Related Intangibles	U.S. Tax Reform	Adjusted Pro forma

Revenue		$259,372	$-	$-		$259,372
Cost of Sales		147,727	(3,469)	-		144,258
Gross Profit		111,645	3,469	-		115,114
Gross Profit, % of Revenue		43.0%	1.3%	0.0%		44.4%

Operating Expenses
Research, development and technical		13,368	-	-		13,368
Selling, general and administrative		50,584	(13,453)	-		37,131
Total Operating Expenses		63,952	(13,453)	-		50,499

Operating Income		47,693	16,922	-		64,615

Interest Expense		14,651	-	-		14,651
Interest Income		1,157	-	-		1,157
Other Income (Expense), net		(688)	-	-		(688)
Income before income taxes		33,511	16,922	-		50,433

Provision for income taxes		5,562	4,029	212		9,803
Net Income		$27,949	$12,893	$(212)		$40,630

Diluted Earnings per share		$0.95	$0.44	$(0.01)		$1.38
Weighted Average Diluted Shares Outstanding		29,398	29,398	29,398		29,398

Depreciation & amortization		$27,032	$(16,922)	$-		$10,110
EBITDA	$	$ 74,037	$-	$-	$	$ 74,037
EBITDA Margin		28.5%	-	-		28.5%

INDEX
CABOT MICROELECTRONICS CORPORATION
Unaudited Reconciliation of Pro Forma Condensed Combined
Statement of Income to Non-GAAP Adjust Pro Forma Condensed
Combined Statement of Income
For the Six Months Ended March 31, 2018
(in thousands, except per share data)

		Non-GAAP Adjustments
	Pro Forma	Amortization of Acquisition Related Intangibles	U.S. Tax Reform	Adjusted Pro forma

Revenue	$512,105	$-	$-	$512,105
Cost of Sales	290,645	(6,866)	-	283,779
Gross Profit	221,460	6,866	-	228,326
Gross Profit, % of Revenue	43.2%	1.3%	0.0%	44.6%

Operating Expenses
Research, development and technical	25,519	-	-	25,519
Selling, general and administrative	100,969	(26,905)	-	74,064
Total Operating Expenses	126,488	(26,905)	-	99,583

Operating Income	94,972	33,771	-	128,743

Interest Expense	29,293	-	-	29,293
Interest Income	2,110	-	-	2,110
Other Income (Expense), net	(1,286)	-	-	(1,286)
Income before income taxes	66,503	33,771	-	100,274

Provision for income taxes	31,522	8,040	(20,766)	18,796
Net Income	$34,981	$25,731	$20,766	$81,479

Diluted Earnings per share	$1.19	$0.88	$0.71	$2.78
Weighted Average Diluted Shares Outstanding	29,313	29,313	29,313	29,313

Depreciation & amortization	$53,925	$(33,771)	$-	$20,154
EBITDA	$147,611	$-	$-	$147,611
EBITDA Margin	28.8%	-	-	28.8%

INDEX
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, Euro, Singapore dollar and the New Taiwan dollar.  Approximately 31% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which provides a natural hedge and mitigates the exposure on the Consolidated Statements of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheets.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.

Fluctuations in foreign currencies have not had a material impact on our Consolidated Statements of Income for the six months ended March 31, 2019 and 2018. During the six months ended March 31, 2019, we recorded $1.4 million in foreign currency translation gains, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.

MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK

We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of March 31, 2019, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INDEX

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Because of inherent limitations, our disclosure controls or our internal control over financial reporting may not prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must take into account the benefits of controls relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include possible faulty judgment in decision-making and breakdowns due to a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor demand. With respect to our Electronic Materials segment, historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, we experienced relatively soft demand conditions in the semiconductor industry during this quarter. Previously, the strengthening of demand conditions in the semiconductor industry we experienced during the second half of fiscal 2016 continued through fiscal 2018, following relatively soft demand conditions during the first half of fiscal 2016. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends. If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters or geopolitical events, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices, such as logic versus memory IC devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.

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

The integration of the recently acquired KMG business into our operations is a complex and time-consuming process that may not be successful. Our Company has a limited history of integrating a significant acquisition into its business and the process of integration may produce unforeseen operating difficulties and expenditures. The primary areas of focus for successfully combining the business of KMG with our operations may include, among others: retaining and integrating key employees; realizing synergies; aligning customer and supplier interface across the combined business; integrating enterprise resource planning and other information technology systems; and managing the growth of the combined company. Even if we successfully integrate the business of KMG into our operations, there can be no assurance that we will realize the anticipated benefits of the Acquisition.

WE HAVE A CONCENTRATED PRODUCT RANGE WITHIN EACH OF OUR SEGMENTS AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF OUR PRODUCTS

Although our product offerings have expanded with the acquisition of KMG, our business remains substantially dependent on products in our Electronic Materials segment, such as CMP slurries, pads and electronic chemicals, which account for the majority of our revenue.  We have identified our Performance Materials segment as another area of potential continued growth and the product offerings in our Performance Materials segment are similarly concentrated.  As such, our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the industries in which we operate, particularly the semiconductor industry, and to adapt, improve and customize our products in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry, which is the largest industry in which we operate, has experienced technological changes and advances in the design, manufacture, performance and application of IC devices.  Our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads and electronic chemicals, as a means to reduce costs, increase the yield in their manufacturing facilities, and achieve desired performance of the IC devices they produce. We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future. Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through use of smaller quantities, could render our products less important to the IC device manufacturing process.

INDEX

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THESE CUSTOMERS OR BUSINESS FROM THEM

Our customer base is concentrated among a limited number of large customers in each of our segments.  Currently, our principal business is to supply electronic materials primarily to the semiconductor industry. The semiconductor industry has been consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through business gains, mergers and acquisitions, and strategic alliances. Industry analysts predict that this trend will continue, which means the semiconductor industry will be comprised of fewer and larger participants in the future if their prediction is correct. In addition, our customer base in our pipeline-related businesses is also somewhat concentrated, with large entities predominant, and outside of the United States, these entities frequently are state-owned or sponsored and limited in number per country, as described more above. One or more of these principal customers could stop buying products from us or could substantially reduce the quantity of products purchased from us. Our principal customers also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in the quantity or price of products sold to these principal customers could seriously harm our business, financial condition and results of operations.

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

In addition, we have operations and customers located in the United Kingdom. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”).  In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, and withdrawal negotiations began in June 2017. The United Kingdom will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave the European Union, unless the European Union (together with the United Kingdom) unanimously decides to extend this period. In March 2018, the European Union announced an agreement in principle to transitional provisions under which most European Union law would remain in force in the United Kingdom until the end of December 2020, however, this transitional period remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and a “hard” Brexit would occur. In April 2019, the United Kingdom and European Union agreed that the transitional provisions are extended until October 21, 2019. Although it is unknown what the terms of such an agreement will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and European Union countries, a fluctuation in currency exchange rates and increased regulatory complexities. These changes may adversely affect our operations and financial results. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition to date, we cannot assure you as to the future effect of any such changes.

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

3.
The classification of pentachlorophenol as a Persistent Organic Pollutant (“POP”) under the Stockholm Convention may adversely affect our ability to manufacture or sell our penta products: The Conference of the Parties (“COP”) accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and crossarms could continue for an extended period of five to ten years. We supply penta to industrial customers who use it primarily to treat utility poles and crossarms. The U.S. is not bound by the determination of the COP because it did not ratify the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. Our sole penta manufacturing facility is located in Matamoros, Mexico. As a result of the classification of penta as a POP, the Mexican government has requested that we relocate our penta manufacturing facility. We are in the process of identifying a potential site in the U.S. for such relocation. No assurance can be given that we will not incur significant expenditures in connection with such relocation, that we will find an adequate location within the required timeframe, or that the ultimate action of the COP will not adversely impact on our financial condition and results of operation.

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
We cannot assure you that the EPA, foreign and state regulators or local governments will not restrict the uses of penta or certain of our other products or ban the use of one or more of these products.  Similarly, companies who use our products may decide to reduce significantly or cease the use of our products voluntarily. As a result, our products may become obsolete or less attractive to our customers.

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

TAX INCREASES OR CHANGES IN TAX RULES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

As a company conducting business on a global basis, we are exposed, both directly and indirectly, to effects of changes in United States, state, local and foreign tax rules. In December 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States. Known and certain estimated effects based upon current interpretation of the Tax Act have been incorporated into our financial results. As additional clarification and implementation guidance is issued on the Tax Act, it may be necessary to adjust our income tax estimates.  Adjustments to income tax amounts could be material to our results of operations and cash flows. In addition, there is a risk that state or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows.

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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.  As of March 31, 2019, $81.3 million remained outstanding under our share repurchase program.  We did not repurchase any shares under this program during the first two quarters of fiscal 2019.  The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources”, of this Report on Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

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

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: May 10, 2019	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer
Vice President and Chief Financial Officer
[Principal Financial Officer]

Date: May 10, 2019	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman
Corporate Controller
[Principal Accounting Officer]