Form 10-Q
period 2019-06-30
CABOT MICROELECTRONICS CORP
filed 2019-08-09
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 000-30205
CABOT MICROELECTRONICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4324765
(State of Incorporation)	(I.R.S. Employer Identification No.)

870 North Commons Drive		60504
Aurora	Illinois	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code: (630) 375-6631

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CCMP	NASDAQ

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
As of July 31, 2019, the Company had 29,036,385 shares of Common Stock, par value $0.001 per share, outstanding.

CABOT MICROELECTRONICS CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenue	$271,882	$150,437	$759,051	$433,394

Cost of sales	156,492	69,737	429,508	203,635

Gross profit	115,390	80,700	329,543	229,759

Operating expenses:
Research, development and technical	12,191	13,059	39,009	38,578
Selling, general and administrative	50,959	25,711	162,415	75,051
Total operating expenses	63,150	38,770	201,424	113,629

Operating income	52,240	41,930	128,119	116,130

Interest expense	12,757	513	32,978	2,803

Interest income	417	1,141	2,004	3,248

Other income (expense), net	(472)	486	(2,897)	113
Income before income taxes	39,428	43,044	94,248	116,688

Provision for income taxes	20,550	7,873	34,790	54,863

Net income	$18,878	$35,171	$59,458	$61,825

Basic earnings per share (in dollars per share)	$0.65	$1.37	$2.09	$2.42

Weighted average basic shares outstanding	29,064	25,612	28,399	25,479

Diluted earnings per share (in dollars per share)	$0.64	$1.34	$2.06	$2.35

Weighted average diluted shares outstanding	29,568	26,319	28,924	26,222
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Net income	$18,878	$35,171	$59,458	$61,825

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,699	(8,829)	4,132	2,276
Net unrealized loss on available-for-sale securities	—	(48)	—	(48)
Net unrealized loss on cash flow hedges	(9,044)	(210)	(15,518)	(63)

Other comprehensive income (loss), net of tax	(6,345)	(9,087)	(11,386)	2,165

Comprehensive income	$12,533	$26,084	$48,072	$63,990
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$168,678	$352,921
Accounts receivable, less allowance for doubtful accounts of $1,923 at June 30, 2019, and $1,900 at September 30, 2018	135,235	75,886
Inventories	145,783	71,926
Prepaid expenses and other current assets	25,296	22,048
Total current assets	474,992	522,781

Property, plant and equipment, net	266,391	111,403
Goodwill	708,390	101,083
Other intangible assets, net	838,034	35,202
Deferred income taxes	5,612	5,840
Other long-term assets	5,658	4,664
Total assets	$2,299,077	$780,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,758	$18,171
Current portion of long-term debt	13,313	—
Accrued expenses, income taxes payable and other current liabilities	95,261	82,983
Total current liabilities	155,332	101,154

Long-term debt, net of current portion, less prepaid debt issuance costs of $18,655 at June 30, 2019	930,370	—
Deferred income taxes	144,704	81
Other long-term liabilities	43,338	13,046
Total liabilities	1,273,744	114,281

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 39,470,364 shares at June 30, 2019, and 35,862,465 shares at September 30, 2018	39	36
Capital in excess of par value of common stock	979,940	622,498
Retained earnings	494,009	471,673
Accumulated other comprehensive income (loss)	(6,847)	4,539
Treasury stock at cost, 10,447,011 shares at June 30, 2019, and 10,356,147 shares at September 30, 2018	(441,808)	(432,054)
Total stockholders’ equity	1,025,333	666,692

Total liabilities and stockholders’ equity	$2,299,077	$780,973
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$59,458	$61,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,476	19,527
Provision for doubtful accounts	(75)	80
Share-based compensation expense	15,048	14,269
Deemed repatriation transition tax	—	24,641
Deferred income tax (expense) benefit	(16,760)	9,280
Non-cash foreign exchange (gain) loss	907	(1,340)
(Gain) loss on disposal of property, plant and equipment	(59)	45
Realized loss on the sale of available-for-sale securities	—	117
Non-cash charge on inventory step up of acquired inventory sold	14,869	—
Amortization of debt issuance costs	2,086	441
(Gain) on sale of assets	—	(956)
Other	2,201	3,589
Changes in operating assets and liabilities:
Accounts receivable	6,187	(9,612)
Inventories	(19,477)	(5,526)
Prepaid expenses and other assets	10,831	(12,482)
Accounts payable	(1,558)	473
Accrued expenses, income taxes payable and other liabilities	(27,089)	(375)
Net cash provided by operating activities	117,045	103,996

Cash flows from investing activities:
Additions to property, plant and equipment	(32,691)	(15,245)
Acquisition of a business, net of cash acquired	(1,182,186)	—
Cash settlement of life insurance policy	3,959	—
Proceeds from the sale of assets	1,210	3,027
Purchases of available-for-sale securities	—	(178,412)
Proceeds from the sale and maturities of available-for-sale securities	—	55,194
Settlement of net investment hedge	—	(9,882)
Net cash used in investing activities	(1,209,708)	(145,318)

Cash flows from financing activities:
Repayment of long-term debt	(102,663)	(144,375)
Repurchases of common stock	(9,468)	(33,072)
Proceeds from issuance of long-term debt	1,062,337	—
Debt issuance costs	(18,745)	—
Proceeds from issuance of stock	11,349	20,297
Dividends paid	(34,132)	(20,507)
Net cash provided by (used in) financing activities	908,678	(177,657)

Effect of exchange rate changes on cash	(258)	7,213
Decrease in cash and cash equivalents	(184,243)	(211,766)
Cash and cash equivalents at beginning of period	352,921	397,890
Cash and cash equivalents at end of period	$168,678	$186,124

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$3,085	$1,588
Equity consideration related to the acquisition of KMG Chemicals, Inc	331,048	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and amounts in thousands)

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 30, 2018	$36	$622,498	$471,673	$4,539	$(432,054)	$666,692

Share-based compensation expense		8,170				8,170
Repurchases of common stock - other, at cost					(4,001)	(4,001)
Exercise of stock options		3,097				3,097
Issuance of common stock in connection with acquisition of KMG Chemicals, Inc.	3	331,045				331,048
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		75				75
Net income			13,443			13,443
Dividends ($0.40 per share in dollars)			(11,598)			(11,598)
Effect of the adoption of the revenue recognition accounting standards			(933)			(933)
Foreign currency translation adjustment				2,425		2,425
Minimum pension liability adjustment				(251)		(251)

Balance at December 31, 2018	39	964,885	472,585	6,713	(436,055)	1,008,167

Share-based compensation expense		3,538				3,538
Repurchases of common stock - other, at cost					(694)	(694)
Exercise of stock options		5,080				5,080
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,109				2,109
Net income			27,137			27,137
Dividends ($0.42 per share in dollars)			(12,255)			(12,255)
Foreign currency translation adjustment				(992)		(992)
Interest rate swap				(6,474)		(6,474)
Minimum pension liability adjustment				251		251

Balance at March 31, 2019	39	975,612	487,467	(502)	(436,749)	1,025,867

Share-based compensation expense		3,340				3,340
Repurchases of common stock under share repurchase plans, at cost					(5,001)	(5,001)
Repurchases of common stock - other, at cost					(58)	(58)
Exercise of stock options		988				988
Net income			18,878			18,878
Dividends			(12,336)			(12,336)
Foreign currency translation adjustment				2,699		2,699
Interest rate swap				(9,044)		(9,044)

Balance at June 30, 2019	$39	$979,940	$494,009	$(6,847)	$(441,808)	$1,025,333

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and amounts in thousands)

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 30, 2017	$35	$580,938	$397,881	$3,949	$(387,766)	$595,037

Share-based compensation expense		5,881				5,881
Repurchases of common stock under share repurchase plans, at cost					(1,591)	(1,591)
Repurchases of common stock - other, at cost					(3,160)	(3,160)
Exercise of stock options		6,139				6,139
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		300				300
Net loss			(3,083)			(3,083)
Dividends ($0.20 per share in dollars)			(5,153)			(5,153)
Foreign currency translation adjustment				7,144		7,144
Interest rate swaps				199		199
Unrealized loss in short term available-for-sale securities				(46)		(46)

Balance at December 31, 2017	35	593,258	389,645	11,246	(392,517)	601,667

Share-based compensation expense		4,223				4,223
Repurchases of common stock under share repurchase plans, at cost					(5,005)	(5,005)
Repurchases of common stock - other, at cost					(300)	(300)
Exercise of stock options	1	9,611				9,612
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,012				2,012
Net income			29,737			29,737
Dividends ($0.40 per share in dollars)			(10,390)			(10,390)
Foreign currency translation adjustment				3,961		3,961
Interest rate swaps				(52)		(52)
Sale of short term available-for-sale securities				46		46

Balance at March 31, 2018	36	609,104	408,992	15,201	(397,822)	635,511

Share-based compensation expense		4,236				4,236
Repurchases of common stock under share repurchase plans, at cost					(23,508)	(23,508)
Exercise of stock options		2,203				2,203
Net income			35,171			35,171
Dividends			(10,345)			(10,345)
Foreign currency translation adjustment				(8,829)		(8,829)
Interest rate swaps				(210)		(210)
Change in unrealized gain/(loss) in short term available-for-sale securities				(48)		(48)

Balance at June 30, 2018	$36	$615,543	$433,818	$6,114	$(421,330)	$634,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX

CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)
1. BACKGROUND AND BASIS OF PRESENTATION
Cabot Microelectronics Corporation (“Cabot Microelectronics”, “the Company”, “us”, “we”, or “our”') is a leading global supplier of consumable materials to semiconductor manufacturers and pipeline operators.  On November 15, 2018 (“Acquisition Date”), we completed our acquisition of KMG Chemicals, Inc. (“KMG”), which produces and distributes specialty chemicals and performance materials for the semiconductor, pipeline operations, energy industries and industrial wood preservation industries (“Acquisition”).  The Acquisition has extended and strengthened our position as one of the leading suppliers of consumable materials to the semiconductor industry and expands our portfolio with the addition of KMG’s businesses, which we believe enables us to be a leading global provider of performance products and services to the pipeline companies and energy industries. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of KMG from the Acquisition Date. Subsequent to the Acquisition, we have operated our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our heritage CMP slurries and polishing pads businesses, as well as the KMG electronic chemicals business.  The Performance Materials segment includes KMG’s heritage pipeline performance and wood treatment businesses, and Cabot Microelectronics’ heritage QED business. For additional information, refer to Part 1, Item 1, “Business”, in our and KMG’s Annual Reports on Form 10-K for the fiscal year ended September 30, 2018 and July 31, 2018, respectively.
The unaudited Consolidated Financial Statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics’ financial position as of June 30, 2019, cash flows for the nine months ended June 30, 2019 and June 30, 2018, and results of operations for the three and nine months ended June 30, 2019 and June 30, 2018.  The Consolidated Balance Sheets as of September 30, 2018 were derived from audited financial statements. The results of operations for the three and nine months ended June 30, 2019 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2019.  Certain prior period amounts have been reclassified to conform to the current period presentation.  This Report on Form 10-Q does not contain all of the footnote disclosures from our annual financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Cabot Microelectronics’ Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
The Consolidated Financial Statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of June 30, 2019.
USE OF ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The accounting estimates that require management's most difficult and subjective judgments include, but are not limited to, those estimates related to bad debt expense, inventory valuation, impairment of long-lived assets, business combinations, goodwill, other intangible assets, share-based compensation, income taxes and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and estimates and judgments routinely require adjustment. Actual results may differ from these estimates under different assumptions or conditions.

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
REVENUE RECOGNITION
As of October 1, 2018, the Company began applying the provisions of Accounting Standards Codification 606-10, “Revenue from Contracts with Customers” (“ASC 606”), and all related applicable guidance using the modified retrospective method applied to those contracts that were not completed as of October 1, 2018.  The Company recognizes revenue under the core principle of depicting the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and, (5) recognize revenue when a performance obligation is satisfied.
Upon adoption of ASC 606, we recognized a $933 decrease to the opening balance of retained earnings, net of tax, due to the cumulative impact of adopting the new revenue standard. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company changed its accounting policy for revenue recognition for customer incentives that provide free products and tiered pricing.  For free products, the new revenue standard requires that a portion of the transaction price be allocated to the free product and deferred until the product has been delivered.  We previously accrued for undelivered free product as a charge to cost of sales.  In prior fiscal years, in accordance with ASC 605, we did not consider prospective tiered pricing to represent a material right.
The cumulative effect of the changes made to our Consolidated Balance Sheet as of October 1, 2018 for the adoption of the new revenue standard was:

	Balance at September 30, 2018	Adjustments Due to ASC 606	Balance at October 1, 2018
Deferred income tax assets	$5,840	$261	$6,101
Accrued expenses, income taxes payable and other current liabilities	82,983	(47)	82,936
Other long-term liabilities	13,046	1,241	14,287
Retained earnings	$471,673	$(933)	$470,740

We have determined that the effect of applying the new revenue standard during the three and nine months ended June 30, 2019 was immaterial to our financial statements compared to revenue guidance in effect before the adoption of the new revenue standard.  As a result, for the three and nine months ended June 30, 2019, we are not disclosing the quantitative amount by which each financial statement line item is affected by the application of the new revenue standard.
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

INDEX

Performance Obligations and Material Rights
At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each material promise to the customer.  A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer, and is the unit of accounting under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A majority of the Company’s contracts have a single performance obligation which represents, in most cases, the products, equipment or services being sold to the customer. Some contracts include multiple performance obligations, including prospective tiered price discounts or delivery of free product that we have concluded represents a material right. Contracts with prospective tiered price discounts require judgment in determining if that discount represents a material right.
Contracts vary in length, and payment terms vary by the type and location of the Company’s customers and the products or services offered. However, the period of time between invoicing and when payment is due is typically not significant and has no significant financing components.  Customers pay in accordance with negotiated terms upon receipt of goods or completion of services.  For these contracts, the transaction price is determined upon establishment of the contract that contains the final terms of the sale, including the description, quantity, and price of goods or services purchased.  In certain instances, we receive consideration from a customer prior to transferring goods or services to the customer under the terms of a sales contract.  In such cases, we record deferred revenue until the performance obligation is satisfied, which represents a contract liability, and is included in the contract liabilities discussed in Note 3 of this Report on Form 10-Q.
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
For sales contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices or estimates of such prices.  Standalone selling price, once established, is then used to allocate total consideration proportionally to the various performance obligations within a contract. Most contracts where we have determined there to be multiple performance obligations relate to where we have identified the existence of a material right such that we provide prospective tiered pricing discounts or free product. When we invoice for products shipped under these contracts, we defer the revenue associated with these rights on the balance sheet as a contract liability. Revenue is recognized when the customer exercises the option to purchase goods at a discount in the case of the prospective tiered pricing discounts or when we ship the free product.
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

INDEX

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842).  The provisions of ASU 2016-02 require a dual approach for lessee accounting under which a lessee would recognize a right-of-use asset and a corresponding lease liability.  Leases will be classified as either finance or operating leases.  For finance leases, a lessee will recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee will recognize a straight-line total lease expense.  The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements, to afford better understanding of an entity's leasing activities, including any significant judgments and estimates.   The guidance was amended through various ASU's subsequent to ASU 2016-02, all of which will be effective for us beginning October 1, 2019, but early adoption is permitted.  We have finished reviewing the population of our lease contracts and are in the process of implementing a new third party lease software system. The Company currently plans to elect the optional package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and therefore, does not expect the adoption of ASU 2016-02 to have a significant impact on the Consolidated Statements of Income. We expect to adopt the new standard in our first quarter of fiscal 2020 applying the optional transition method upon adoption. We continue to evaluate the amount of right-of-use asset and lease liability that will ultimately be recorded on the Consolidated Balance Sheets and the impact on the Consolidated Statements of Income.
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326). The provisions of this standard require financial assets measured at amortized cost to be presented at the net amount expected to be collected. An allowance account would be established to present the net carrying value at the amount expected to be collected. ASU 2016-13 also provides that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance was amended through various ASU's subsequent to ASU 2016-13, all of which will be effective for us beginning October 1, 2020, but early adoption is permitted as of October 1, 2019. We are currently evaluating the impact of implementation of this standard on our financial statements.
In March 2017, the FASB issued ASU No. 2017-07 "Improving the Presentation of Net Period Pension Cost and Net Period Postretirement Benefit Cost" (Topic 715). The provisions of ASU 2017-07 provided specific guidance on the presentation of the components of net benefit cost.  We adopted this standard ASU 2017-07 effective October 1, 2018 and applied it retrospectively. Pursuant to the adoption, net service costs are recorded as fringe benefit expense under cost of sales and operating expenses, and all other costs are recorded in the Other income (expense), net in our Consolidated Statements of Income. The impact of the retrospective adoption in fiscal year 2018 is not material.
In May 2017, the FASB issued ASU No. 2017-09 "Scope of Modification Accounting" (Topic 718). The provisions of ASU 2017-09 provide specific guidance about which changes to the term or conditions of a share-based payment require an entity to apply modification accounting.  We adopted ASU 2017-09 effective October 1, 2018 and will apply this new standard to our share-based compensation awards, to the extent modified.
In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging" (Topic 815). The provisions of this standard amend the hedge accounting model in ASC 815 to expand an entity's ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk, eliminate the requirement to separately measure and report hedge ineffectiveness, and generally require the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness.  We early adopted this guidance effective January 1, 2019, and we did not have any hedges that existed as of the initial application date.  We applied the new guidance to the interest rate swap that we entered into during our second quarter of fiscal 2019. Pursuant to the guidance, we performed initial quantitative hedge effectiveness testing upon the inception of the hedge, and determined the hedge to be highly effective.  Therefore, unrealized changes in fair value are recorded in other comprehensive income.  In addition, we reclassify the realized gains and losses out of other comprehensive income, and into interest expense in our Consolidated Statements of Income, which is the same financial statement line as the hedged item.  We will perform subsequent assessments of hedge effectiveness qualitatively on a quarterly basis.
In February 2018, the FASB issued ASU No. 2018-02 "Income Statement – Reporting Comprehensive Income (Topic 220)".  The amendments in this standard allow a company to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive income to retained earnings. ASU 2018-02 will be effective for us beginning October 1, 2019, but early adoption is permitted. We are currently evaluating and quantifying the amount to be reclassified into retained earnings and expect to record the reclassification on October 1, 2019.

INDEX

In June 2018, the FASB issued ASU No. 2018-07 " Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting."  The ASU simplified the accounting for share-based payments granted to nonemployees for goods and services, therefore guidance on such payments to nonemployees would be mostly aligned with the requirements for share-based payments granted to employees. ASU 2018-07 will be effective for us beginning October 1, 2019, but early adoption is permitted (but no earlier than the adoption date of Topic 606). We do not expect implementation of this standard to have material impact on our financial statements.
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

3.  REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The Company disaggregates revenue by product area and segment as it best depicts the nature and amount of the Company’s revenue.
The following table shows revenue generated by product area during the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Electronic Materials:
CMP Slurries	$108,617	$122,893	$345,244	$352,414
Electronic Chemicals	80,103	—	198,474	—
CMP Pads	23,403	20,917	71,868	60,813
Total Electronic Materials	212,123	143,810	615,586	413,227

Performance Materials	59,759	6,627	143,465	20,167

Total revenue	$271,882	$150,437	$759,051	$433,394

Reconciliation of Contract Liability Balances
The following table provides information about contract liability balances:

	June 30, 2019	October 1, 2018
Contract liabilities (current)	$3,958	$5,310
Contract liabilities (noncurrent)	1,378	1,239

INDEX

The contract liability balances as of October 1, 2018 in the table above include the amounts recorded upon the adoption of ASC 606.  At June 30, 2019, the current portion of contract liabilities of $3,958 is included in accrued liabilities, taxes payable and other current liabilities, and the noncurrent portion of $1,378 is included in other long-term liabilities in the Consolidated Balance Sheets.  The amount of revenue recognized during the three and nine months ended June 30, 2019 that was included in the opening current contract liability balances in our Performance Materials segment was $697 and $4,857, respectively.  The amount of revenue recognized during the three and nine months ended June 30, 2019 that was included in our opening contract liability balances in our Electronic Materials segment was not material.
Transaction Price Allocated to Remaining Performance Obligations

The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts with an original duration of greater than one year and (2) when the Company expects to recognize this revenue.

	Less Than 1 Year	1-3 Years	3-5 Years	Total
Revenue expected to be recognized on contract liability amounts as of June 30, 2019	$211	$975	$403	$1,589

4. BUSINESS COMBINATION
On the Acquisition Date, the Company completed its acquisition of 100% of the outstanding stock of KMG, which was a publicly held company headquartered in Fort Worth, Texas. KMG specialized in producing, processing, and distributing electronic chemicals for the semiconductor industry and performance materials for the pipeline operations and energy, and industrial wood preservation industries. We acquired KMG to extend and strengthen our position as one of the leading suppliers of consumable materials to the semiconductor industry and to expand our portfolio with the addition of KMG’s performance materials businesses, which we believe enables us to become a leading global provider of performance products and services to the pipeline operations and energy industries. The purchase consideration was $1,513,235, including consideration transferred of $1,536,452, less cash acquired of $23,217. The consideration was comprised of cash consideration to KMG common shareholders and equity award holders, stock consideration to KMG common shareholders and equity award holders, and cash consideration in the form of the retirement of KMG’s preexisting debt obligations.  Under the terms of the definitive agreement to acquire KMG, each share of KMG common stock was converted into the right to receive $55.65 in cash and 0.2000 of a share of Cabot Microelectronics common stock. As a result, we issued 3,237,005 shares of our common stock to KMG’s common stockholders, with a stock price of $102.27 on the Acquisition Date. In connection with the Acquisition, we entered into a credit agreement (the “Credit Agreement”), which provided us with a seven-year, $1,065,000 term loan facility (the “Term Loan Facility”), which we drew on the Acquisition Date to fund the Acquisition along with cash on hand, and a five-year, $200,000 revolving credit facility (the “Revolving Credit Facility”), which has not been drawn. In connection with the borrowing, we incurred $21,408 in debt issuance costs and original issue discount fees, $859 of which relates to the Revolving Credit Facility and is recorded as a prepaid asset, and the remaining $20,549 in debt issuance costs relates to the Term Loan Facility and is presented as a reduction of long-term debt. These debt issuance costs are amortized and recorded in Interest expense in the Consolidated Statements of Income over the life of the Revolving Credit Facility and Term Loan Facility, respectively. See below for a summary of the different components that comprise the total consideration.

Amount
Total cash consideration paid for KMG outstanding common stock and equity awards	$900,756
Cash provided to payoff KMG debt	304,648
Total cash consideration paid	1,205,404
Fair value of Cabot Microelectronics common stock issued for KMG outstanding common stock and equity awards	331,048
Total consideration transferred	$1,536,452

INDEX

The following table summarizes the preliminary allocation of fair values of assets acquired and liabilities assumed as of the Acquisition Date.

Amount
Cash	$23,217
Accounts receivable	64,711
Inventories	68,963
Prepaid expenses and other current assets	14,798
Property, plant and equipment	147,398
Intangible assets	844,800
Other long-term assets	6,208
Accounts payable	(28,894)
Accrued expenses and other current liabilities	(43,451)
Deferred income taxes liabilities	(164,165)
Other long-term liabilities	(3,754)
Total identifiable net assets acquired	929,831
Goodwill	606,621
Total consideration transferred	$1,536,452

The Acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the Acquisition Date. These valuations are preliminary based on the information currently available, and the expectations and assumptions that have been deemed reasonable by the Company’s management.  The Company has not finalized the fair value determinations of the assets acquired and liabilities assumed and expects to finalize such as soon as practicable, but not later than one-year from the Acquisition Date.  As a result, certain adjustments have been made and will continue to be made to the Company’s Consolidated Balance Sheet and Statements of Income.
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

Customer relationships represent the estimated fair value of the underlying relationships and agreements with KMG’s customers and are being amortized on an accelerated basis in order for the expense to most accurately match the periods of highest cash flows attributable to the identified relationships. Technology and know-how represent the estimated fair value of KMG’s technology, processes and knowledge regarding its product offerings, and are being amortized on a straight-line basis. Trade names represent the estimated fair value of the brand and name recognition associated with the marketing of KMG’s product offerings and are being amortized on a straight-line basis, except for the Flowchem trade name, which we believe has an indefinite life. These intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing. The intangible assets subject to amortization have a weighted average useful life of 17.9 years.

INDEX

The excess of consideration transferred over the fair value of net assets acquired was recorded as goodwill, and is not deductible for income tax purposes. The goodwill is primarily attributable to anticipated revenue growth from the combined company product portfolio, expected synergies of the combined company, and the assembled workforce of KMG. The preliminary allocation of goodwill to each of the Electronic Materials and Performance Materials segments as a result of the Acquisition was $261,733 and $344,888, respectively.
For the three and nine months ended June 30, 2019, we recorded $2,910 and $33,108 in acquisition and integration-related expenses, including transaction costs, stock compensation expense, severance and retention costs. These items are included within Selling, general and administrative in the Consolidated Statements of Income. In the same three and nine months ended June 30, 2019, we also recorded a charge of $42 and $14,869, respectively related to the fair value write-up of acquired inventory sold, which is included in Cost of sales in the Consolidated Statements of Income.
KMG’s results of operations have been included in our unaudited Consolidated Statements of Income and Consolidated Statements of Comprehensive Income from the Acquisition Date. Net sales of the acquired KMG business since the Acquisition Date through June 30, 2019 were $316,690. KMG’s net income since the Acquisition Date was $4,782, which includes $21,889 of acquisition-related costs and a $14,869 charge for fair value write-up of inventory sold. Further, additional amortization and depreciation expense associated with recording KMG’s net assets at fair value decreased KMG’s net income post-Acquisition.
The following unaudited supplemental pro forma information summarizes the combined results of operations for Cabot Microelectronics and KMG as if the Acquisition had occurred on October 1, 2017.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues	$271,882	$272,589	$821,029	$784,694
Net income (loss)	16,077	33,211	88,938	(1,369)
Earnings per share - basic	$0.55	$1.15	$3.07	$(0.05)
Earnings per share - diluted	$0.54	$1.12	$3.02	$(0.05)

The following costs are included in the three and nine months ended June 30, 2018:

•	Non-recurring transaction costs of $568 and $31,611, respectively.

•	Non-recurring transaction-related employee costs, such as accelerated stock compensation expense, retention and severance expense of $1,380 and $37,392, respectively.

•	Non-recurring charge for fair value write-up of inventory sold of $0 and $14,859, respectively.
The historical financial information has been adjusted by applying the Company’s accounting policies and giving effect to the pro forma adjustments, which consist of (i) amortization expense associated with identified intangible assets; (ii) depreciation of fixed asset step-up (for pre-acquisition periods only); (iii) accretion of inventory step-up value; (iv) the elimination of interest expense on pre-acquisition KMG debt and replacement of interest expense related to the acquisition-related financing; (v) transaction-related costs; (vi) accelerated share-based compensation expense (pre-acquisition periods only); (vii) retention and severance expense incurred as a direct result of the Acquisition; and (viii) an adjustment to tax-effect the aforementioned unaudited pro forma adjustments using an estimated weighted-average effective income tax rate of each entity and the jurisdictions to which the above adjustments relate. The pro forma consolidated results are not necessarily indicative of what the consolidated results actually would have been had the Acquisition been completed on October 1, 2017. The pro forma consolidated results do not purport to project future results of combined operations, nor do they reflect the expected realization of any revenue or cost synergies associated with the Acquisition.

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
The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at June 30, 2019 and September 30, 2019.  See Note 10 for a detailed discussion of our long-term debt.  We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

June 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$168,678	$—	$—	$168,678
Other long-term investments	1,411	—	—	1,411
Derivative financial instruments	—	$8	—	8
Total assets	$170,089	$8	$—	$170,097

Liabilities:
Derivative financial instruments	—	20,217	—	20,217
Total liabilities	$—	$20,217	$—	$20,217

September 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$352,921	$—	$—	$352,921
Other long-term investments	1,137	—	—	1,137
Total assets	$354,058	$—	$—	$354,058

Liabilities:
Derivative financial instruments	—	339	—	339
Total liabilities	$—	$339	$—	$339

Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.  We invest only in AAA-rated, prime institutional money market funds, comprised of high quality, short-term fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a nonqualified supplemental savings plan.  The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a nonqualified plan.   Consequently, the Company owns the assets and the related offsetting liability for disbursement until a participant makes a qualifying withdrawal.  The long-term investment was adjusted to $1,411 in the third quarter of fiscal 2019 to reflect its fair value as of June 30, 2019.

INDEX

Our derivative financial instruments include foreign exchange contracts and an interest rate swap.  During the second quarter, we entered into a floating-to-fixed interest rate swap agreement to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  The fair value of our derivative instruments is estimated using standard valuation models and market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves for the interest rate swap, and forward rates and/or the Overnight Index Swap (OIS) curve for forward foreign exchange contracts, among others.  We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  See Note 11 of this Report on Form 10-Q for more information on our use of derivative financial instruments.

6. INVENTORIES
Inventories consisted of the following:

	June 30, 2019	September 30, 2018

Raw materials	$59,684	$35,150
Work in process	13,119	8,117
Finished goods	72,980	28,659
Total	$145,783	$71,926

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $708,390 as of June 30, 2019, and $101,083 as of September 30, 2018.  The increase in goodwill was due to $606,621 in goodwill related to the Acquisition offset by $686 in foreign exchange fluctuations.  The amount of goodwill assigned to each of the Electronic Materials and Performance Materials segments was $358,108 and $350,282, respectively.
The components of other intangible assets are:

	June 30, 2019		September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Other intangible assets subject to amortization:
Product technology, trade secrets and know-how	$134,415	$34,598	$48,825	$25,305
Acquired patents and licenses	10,570	8,356	8,270	8,252
Customer relationships, trade names, and distribution rights	740,058	51,225	28,068	17,574

Total other intangible assets subject to amortization	885,043	94,179	85,163	51,131

Other intangible assets not subject to amortization:
Other indefinite-lived intangibles*	47,170		1,170
Total other intangible assets not subject to amortization	47,170		1,170

Total other intangible assets	$932,213	$94,179	$86,333	$51,131

*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.
As discussed in Note 4 of this Report on Form 10-Q, we recorded $844,800 of intangible assets related to the Acquisition.  The allocation of the amount into the various categories of intangible assets, as well as useful lives we have established, are discussed in Note 4.

INDEX

Amortization expense on our intangible assets was $16,926 and $43,244 for the three and nine months ended June 30, 2019, respectively, and was $1,780 and $5,716 for the three and nine months ended June 30, 2018, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2019	$16,931
2020	87,940
2021	87,243
2022	79,832
2023	67,674

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
We completed our annual impairment test during our fourth quarter of fiscal 2018 and concluded that no impairment existed.  There were no indicators of potential impairment during the quarter ended June 30, 2019, so it was not necessary to perform an impairment review for goodwill and indefinite-lived intangible assets during the quarter.  There have been no impairment charges recorded on the goodwill for any of our reporting units.

8. OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following:

	June 30, 2019	September 30, 2018

Long-term contract assets	674	1,548
Long-term SERP Investment	1,411	1,137
Prepaid unamortized debt issuance cost - revolver	752	—
Other long-term assets	2,821	1,979
Total	$5,658	$4,664

INDEX

9. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES
Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	June 30, 2019	September 30, 2018

Accrued compensation	$31,362	$35,367
Income taxes payable	14,418	18,045
Dividends payable	12,879	10,822
Taxes, other than income taxes	6,806	1,976
KMG - Bernuth warehouse fire related (See Note 12)	4,450	—
Accrued interest	3,677	—
Contract liabilities	3,958	4,894
Goods and services received, not yet invoiced	3,772	1,954
Other accrued expenses	13,939	9,925
Total	$95,261	$82,983

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
The Credit Facilities are guaranteed by each of the Company’s wholly-owned domestic subsidiaries, including KMG and its subsidiaries, and are secured by substantially all assets of the Company and of each subsidiary guarantor, in each case subject to certain exceptions.
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
The Company may generally prepay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans.  We made a prepayment of $55.0 million and a total prepayment of $100.0 million during the three and nine months ended June 30, 2019, respectively.

INDEX

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
At June 30, 2019, the fair value of the Term Loan Facility, using level 2 inputs, approximated its carrying value of $962,338 as the loan bears a floating market rate of interest. As of June 30, 2019, $13,313 of the debt outstanding was classified as short-term, and $18,655 of debt issuance costs related to our Term Loan were presented as a reduction of long-term debt.
In the second quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap agreement to hedge the variability in our LIBOR-based interest payments on approximately 70% of our Term Loan Facility balance.  See Note 11 in this Report on Form 10-Q for additional information.
Principal repayments of the Term Loan Facility are generally made on the last calendar day of each quarter if that day is considered to be a business day.  As of June 30, 2019, scheduled principal repayments of the Term Loan were:

Fiscal Year	Principal Repayments
Remainder of 2019	$5,325
2020	10,650
2021	10,650
2022	10,650
2023	10,650
Greater than 5 years	914,413
Total	$962,338

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
Cash Flow Hedges - Interest Rate Swap Agreement
During the second quarter, we entered into a floating-to-fixed interest rate swap agreement to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  As of June 30, 2019, the notional value of the swap was $746,000 and this value is scheduled to decrease bi-annually, and to expire on January 31, 2024.
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

INDEX

Foreign Currency Contracts Not Designated as Hedges
On a regular basis, we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as Other income (expense), net in the accompanying Consolidated Statements of Income in the period in which the exchange rates change.  As of June 30, 2019 and September 30, 2018, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for foreign currencies were $9,636 and $7,652, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for foreign currencies were $17,880 and $24,860, respectively.
Net Investment Hedge - Foreign Exchange Contracts
In September 2017, we entered into forward contracts to sell 100 billion Korean won and buy U.S. dollars, which we subsequently terminated in the third quarter of fiscal 2018. We had designated these forward contracts as effective net investment hedges.
The fair value of our derivative instruments included in the Consolidated Balance Sheets, which was determined using Level 2 inputs, was:

		Derivative Assets		Derivative Liabilities
	Consolidated Balance Sheet Location	June 30, 2019	September 30, 2018	June 30, 2019	September 30, 2018
Derivatives designated as hedging instruments
Interest rate swap contract	Accrued expenses, income taxes payable and other current liabilities	$—	$—	$4,274	$—
	Other long-term liabilities	—	$—	$15,753	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$8	$—	$—	$—
	Accrued expenses, income taxes payable and other current liabilities	$—	$—	$190	$339

The following table summarizes the effect of our derivative instruments on our Consolidated Statements of Income for the three and nine months ended June 30, 2019 and 2018:

		(Loss) Recognized in Statement of Income
		Three Months Ended		Nine Months Ended
	Statement of Income Location	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(29)	$(1,080)	$(67)	$(1,002)

The interest rate swap agreement has been deemed to be effective, and realized gains and losses were immaterial to our Consolidated Statement of Income.  We recorded an unrealized loss of $15,536, net of tax, in Accumulated comprehensive income during the nine months ended June 30, 2019 for this interest rate swap.  As of June 30, 2019, during the next 12 months, we expect approximately $4,274 to be reclassed from Accumulated other comprehensive income (loss) into Interest expense related to our interest rate swap based on projected rates of the LIBOR forward curve as of June 30, 2019.

INDEX

12. COMMITMENTS AND CONTINGENCIES
LEGAL PROCEEDINGS AND OTHER CONTINGENCIES
We periodically become a party to legal proceedings, arbitrations, and regulatory proceedings (“contingencies”) arising in the ordinary course of our business operations. The ultimate resolution of these contingencies is subject to significant uncertainty, and should we fail to prevail in any of them or should several of them be resolved against us in the same reporting period, these matters could, individually or in the aggregate, be material to our consolidated financial statements. One of these contingencies, related to Star Lake Canal, which we assumed in connection with the Acquisition, is discussed below. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in our consolidated financial statements.  The Company records legal costs associated with loss contingencies as expenses in the period in which they are incurred.

On May 31, 2019, a fire occurred at the warehouse of the facility of KMG’s subsidiary, KMG-Bernuth, in Tuscaloosa, Alabama, which processes pentachlorophenol (“penta”) for sale to customers in the United States and Canada. The warehouse fire, which we believe originated from non-hazardous waste materials temporarily stored in the warehouse for recycling purposes, caused no injuries and was extinguished in less than an hour. Company personnel investigated the incident, and KMG-Bernuth commenced cleanup with oversight from certain local, state and federal authorities. The carrying value of the warehouse and the affected inventory are not material. Applying the accounting guidance under ASC 410-30, Environmental Obligations and ASC 450, Contingencies, we determined that since we have environmental obligations as of the date of the fire, costs for the fire waste cleanup and disposal should be recognized to the extent they are probable and reasonably estimable. We have applied these criteria and recorded an undiscounted amount of $4,200 loss contingency regarding disposal costs that can be reasonably estimated at this time. These disposal costs were charged to Cost of sales. There are potential additional disposal and other costs that cannot be reasonably estimated as of this time related to materials in the warehouse or otherwise impacted by the incident. We will continue to update the estimated losses as new information becomes available. We also recognized $250 in Selling, general and administrative expense for professional fees incurred during the quarter related to the incident.

In addition, we are working with our insurance carriers on possible recovery of losses and costs, but at this point we cannot reasonably estimate whether we will receive, or the amount of, any potential insurance recoveries. As such, no insurance recoveries have been recognized as of June 30, 2019.

Separately, the United States Environmental Protection Agency (“EPA”) has notified KMG-Bernuth, that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) by virtue of its relationship with certain alleged predecessor companies, including Idacon, Inc (f/k/a Sonford Chemical Company) in connection with the Star Lake Canal Superfund Site near Beaumont, Texas. The EPA has estimated that the remediation will cost approximately $22.0 million. KMG-Bernuth and approximately seven other parties entered into an agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. The remediation work will be performed under a separate future agreement. Although KMG-Bernuth has not conceded liability, a reserve in connection with the remedial design has been established, and as of June 30, 2019, the reserve remaining was $1,008.
We also may face other governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with this or other past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Other than as described herein, we are not involved in any legal proceedings that we believe could have a material impact on our consolidated financial position, results of operations or cash flows.
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

INDEX

Certain licenses, permits and product registrations are required for the Company’s products and operations in the U.S., Mexico and other countries in which it does business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities.  In the U.S.  in particular, producers and distributors of penta, which is a product manufactured and sold by KMG-Bernuth as part of the wood treatment business, are subject to registration and notification requirements under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and comparable state law in order to sell this product in the U.S. Compliance with these requirements may have a significant effect on our business, financial condition and results of operations.
We are subject to contingencies, including litigation relating to EHS laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed above and below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should we fail to prevail in any of them or should several of them be resolved against us in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in our consolidated financial statements. The Company records legal costs associated with loss contingencies as expenses in the period in which they are incurred.
Refer to Note 17 of “Notes to the Consolidated Financial Statements” in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for additional information regarding commitments and contingencies.

POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS
We have defined benefit plans covering employees in certain foreign jurisdictions as required by local law, which are unfunded. We adopted ASU 2017-7 during the first quarter of the fiscal year and pursuant to the adoption, net service costs are recorded as fringe benefit expense under Cost of sales and Operating expenses, and all other costs are recorded in the Other income (expense), net in our Consolidated Statements of Income.  The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of the fiscal year. Benefit payments under all such unfunded plans to be paid over the next ten years are expected to be approximately $7,906.  For more information regarding these plans, refer to Note 17 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
PURCHASE OBLIGATIONS
Purchase obligations include take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under a fumed silica supply agreement with Cabot Corporation, our former parent company which is not a related party, the current term of which runs through December 2019.  As of June 30, 2019, purchase obligations include $8,859 of contractual commitments related to this agreement.

INDEX

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below summarizes the components of accumulated other comprehensive income (loss) (AOCI), net of tax provision/(benefit), as of June 30, 2019 and 2018:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2018	$5,918	$(17)	$(1,362)	$4,539
Foreign currency translation adjustment, net of tax of $564	4,132	—	—	4,132
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(4,500)	—	(15,487)	—	(15,487)
Reclassification adjustment into earnings, net of tax of $(9)	—	(31)	—	(31)
Balance at June 30, 2019	$10,050	$(15,535)	$(1,362)	$(6,847)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Available-for-Sale Securities	Total
Balance at September 30, 2017	$5,239	$46	$(1,336)	$—	$3,949
Foreign currency translation adjustment, net of tax of $(2,303)	2,276	—	—		2,276
Unrealized loss on available-for-sale securities, net of tax of $0	—	—	—	(48)	(48)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $111	—	319	—		319
Reclassification adjustment into earnings, net of tax of $(133)	—	(382)	—		(382)
Balance at June 30, 2018	$7,515	$(17)	$(1,336)	$(48)	$6,114

The before tax amount reclassified from AOCI to net income during the three and nine months ended June 30, 2019 and 2018, related to cash flow hedges, were recorded as Interest expense on our Consolidated Statement of Income.

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
The PSUs that have been awarded may be subject to downward or upward adjustment depending on the total shareholder return achieved by the Company during the particular performance period related to the PSUs, relative to the total shareholder return of an established market index.  We use a third-party service provider to estimate the fair value of the PSUs at grant date by using a Monte Carlo simulation model. This model simulates the stock price movements of the Company and Index constituents using certain assumptions, including the stock price of the Company and index constituents, the risk-free interest rate and stock price volatility.  Subsequent to the Acquisition, the performance metrics of the PSUs awarded in December 2017 were modified to reflect the performance results expected due to the Acquisition.
KMG awards granted subsequent to the entry into the definitive agreement for the Acquisition, but prior to the Acquisition Date, were converted to our restricted stock units (“Replacement Award”), with vesting in three equal installments on the first three anniversaries of the original award date. If the recipient is terminated without cause or resigns with good reason during the 18 months following the Acquisition Date, the Replacement Award will vest as of such termination date in a number of shares equal to 150% of the Replacement Award. The share-based compensation expense related to the Replacement Awards, including accelerated vesting, was $3,253 in the first quarter of fiscal 2019 and not material in the second and third quarters of fiscal 2019. The expense was included in the table below.
Share-based compensation expense for the three and nine months ended June 30, 2019 and 2018, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$540	$542	$2,169	$1,896
Research, development and technical	390	445	1,733	1,491
Selling, general and administrative	2,410	3,199	11,146	10,882
Total share-based compensation expense	3,340	4,186	15,048	14,269
Tax benefit	(670)	(1,023)	(3,121)	(3,272)
Total share-based compensation expense, net of tax	$2,670	$3,163	11,927	$10,997

For additional information regarding the estimation of fair value, refer to Note 12 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

INDEX

15. INCOME TAXES
The Company’s effective income tax rate was 52.1% and 36.9% for the three and nine months ended June 30, 2019, respectively, compared to an effective income tax rate of 18.3% and 47.0% for the three and nine months ended June 30, 2018, respectively. In the third quarter of fiscal 2019, the Company recorded a discrete charge of $9,128 related to newly issued final regulations related to U.S. Tax Reform which impacted the Company’s reserves for uncertain tax positions. Other factors that impacted the Company’s effective income tax rate for the nine months ended June 30, 2019 were primarily related to unfavorable tax treatment of certain KMG acquisition-related costs, such as compensation deduction limitations, as well as non-deductibility of certain professional fees.  Additionally, we recorded incremental tax expense for the Global Intangible Low Taxed Income (“GILTI”) provision of the Tax Act, which was effective for the first time during our fiscal 2019. Partially offsetting these adverse items, the Tax Act reduced the corporate income tax rate to 21.0% effective January 1, 2018, resulting in a change in our blended tax rate of 24.5% in fiscal 2018 to 21.0% beginning with our fiscal 2019.  In the quarter ended December 31, 2018, the Company completed its provisional estimates with regard to the Tax Act, and the Transition Tax and Withholding Tax obligations are now determined to be complete.
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
The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net Income	$18,878	$35,171	$59,458	$61,825
Less: income attributable to participating securities	—	(34)	—	(73)
Earnings available to common shares	$18,878	$35,137	$59,458	$61,752

Denominator:
Weighted average common shares	29,063,907	25,611,505	28,398,960	25,479,078
(Denominator for basic calculation)
Weighted average effect of dilutive securities:
Share-based compensation	504,366	707,133	524,565	742,786
Diluted weighted average common shares	29,568,273	26,318,638	28,923,525	26,221,864
(Denominator for diluted calculation)

Earnings per share:

Basic	$0.65	$1.37	$2.09	$2.42

Diluted	$0.64	$1.34	$2.06	$2.35

Approximately 0.1 million and 0.2 million shares for the three and nine months ended June 30, 2019, respectively, and 0.1 million shares for both the three and nine months ended June 30, 2018, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share.

INDEX

17. SEGMENT REPORTING
We identify our segments based on our management structure and the financial information used by our chief executive officer, who is our chief operating decision maker, to assess segment performance and allocate resources among our operating units.  We historically had operated predominantly in one industry segment – the development, manufacture and sale of Chemical Mechanical Planarization (CMP) consumables products.  In connection with the Acquisition, we reassessed our operating and reportable segments, and determined that we have the following two reportable segments:
Electronic Materials
Electronic Materials includes products and solutions for the semiconductor industry.  We manufacture and sell CMP consumables, including CMP slurries and polishing pad products, and high-purity process chemicals used to etch and clean silicon wafers in the production of semiconductors, photovoltaics (solar cells) and flat panel displays.
Performance Materials
Performance Materials includes pipeline performance products and services for energy industries, wood treatment products, and products and equipment used in the precision optics industry.
Beginning in fiscal 2019 and with the Acquisition, our chief operating decision maker evaluates segment performance based upon revenue and segment adjusted EBITDA.  Segment adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include items related to the Acquisition, such as expenses incurred to complete the acquisition, integration-related expenses and impact of fair value adjustments to inventory acquired from KMG, and certain costs related to the KMG-Bernuth warehouse fire. We exclude these items from earnings when presenting our adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also the basis of a performance metric for our fiscal 2019 Short-Term Incentive Program (STIP).  In addition, our chief operating decision maker does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Revenue from external customers and segment adjusted EBITDA were (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Segment Revenue
Electronic Materials	$212,123	$143,810	$615,586	$413,227
Performance Materials	59,759	6,627	143,465	20,167
Total	$271,882	$150,437	$759,051	$433,394

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Segment adjusted EBITDA:
Electronic Materials	$70,859	$57,460	$220,594	$162,641
Performance Materials	27,425	1,081	63,152	3,600
Unallocated corporate expenses	(12,527)	(9,715)	(35,621)	(30,471)
Interest expense	(12,757)	(513)	(32,978)	(2,803)
Interest income	417	1,141	2,004	3,248
Depreciation and amortization	(26,587)	(6,410)	(70,476)	(19,527)
Acquisition and integration related expenses	(2,910)	—	(33,108)	—
Charge for fair value write-up of acquired inventory sold	(42)	—	(14,869)	—
Costs related to KMG-Bernuth warehouse fire (See Note 12)	(4,450)	—	(4,450)	—
Income before income taxes	$39,428	$43,044	$94,248	$116,688

INDEX

We began to manage and report our results under the new organizational structure in conjunction with the Acquisition in fiscal 2019 and have reflected this change for all historical periods presented. Since the two segments operate independently and serve different markets and customers, there are no sales between segments.  Revenue from external customers and segment adjusted EBITDA shown for Performance Materials for the quarter ended June 30, 2018 includes Cabot Microelectronics’ heritage QED business.  The adjustments to segment EBITDA for the three and nine months ended June 30, 2019 represent addbacks of KMG acquisition and integration related expenses, and a charge for the write-up of inventory acquired from KMG to fair value, for inventory sold in the period, and costs related to KMG-Bernuth warehouse fire.  There were no adjustments to segment EBITDA for the three and nine months ended June 30, 2018.  Unallocated corporate expenses include expenses associated with executive leadership and public company costs, and the unallocated portions of corporate functions including finance, legal, human resources, information technology, and corporate development not directly attributable to a reportable segment.

INDEX

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Report on Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking, which address a variety of subjects including, for example, future sales and operating results; growth or contraction, and trends in the industry and markets in which the Company participates; the acquisition of, investment in, or collaboration with other entities, including the Company’s acquisition of KMG Chemicals, Inc. (“KMG”), and the expected benefits and synergies of such acquisition; new product introductions; development of new products, technologies and markets; product performance; the financial conditions of the Company's customers; competitive landscape; the Company's supply chain; natural disasters; various economic or political factors and international or national events, including related to the enactment of trade sanctions, tariffs, or other similar matters; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; environmental, health and safety laws and regulations, and related compliance; the operation of facilities by Cabot Microelectronics; the Company's management; foreign exchange fluctuation; the Company's current or future tax rate, including the effects of the Tax Cuts and Jobs Act in the United States (“tax act”); cybersecurity threats; financing facilities and related debt, pay off or payment of principal and interest, and compliance with covenants and other terms; and, uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors. Statements that are not historical facts, including statements about Cabot Microelectronics’ beliefs, plans and expectations, are forward-looking statements. Such statements are based on current expectations of Cabot Microelectronics’ management and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. For information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to Cabot Microelectronics’ filings with the Securities and Exchange Commission (“SEC”), including the risk factors contained in Cabot Microelectronics’ Annual Report on Form 10-K and in this Report on Form 10-Q. Except as required by law, Cabot Microelectronics undertakes no obligation to update forward-looking statements made by it to reflect new information, subsequent events or circumstances. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.
This section, "Management's Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, including the Consolidated Financial Statements and related notes thereto.
THIRD QUARTER OF FISCAL 2019 OVERVIEW
Cabot Microelectronics Corporation ("Cabot Microelectronics'', "the Company'', "us'', "we'', or "our'') is a leading global supplier of consumable materials to semiconductor manufacturers and pipeline companies.  As previously reported, on November 15, 2018 (“Acquisition Date”), we completed our acquisition of KMG Chemicals, Inc. (“KMG”), which produces and distributes specialty chemicals and performance materials for the semiconductor, pipeline operations and energy, and industrial wood preservation industries (“Acquisition”). The Acquisition has extended and strengthened our position as one of the leading suppliers of consumable materials to the semiconductor industry and has expanded our portfolio with the addition of KMG’s performance materials business, which enables us to be a leading global provider of performance products and services to the pipeline operations industry. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of KMG from the Acquisition Date. Subsequent to the Acquisition, we operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our heritage CMP slurries and polishing pads businesses, as well as the recently-acquired KMG electronic chemicals business.  The Performance Materials segment includes KMG’s heritage pipeline performance and wood treatment businesses, and our heritage QED business. For additional information, refer to Part 1, Item 1, “Business”, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

INDEX

In the Electronic Materials segment, we recorded lower CMP slurries revenue, which was partially offset by higher revenue in CMP pads and electronic chemicals. Within the backdrop of an ongoing soft semiconductor industry environment, we believe these results are reflective of the resilience of our business, as well as the breadth of our product offerings, as the increased demand from advanced logic customers balanced weakness from memory customers. CMP slurries have a high participation to memory, and were adversely impacted by the decrease in DRAM and NAND production at our customers this year. In logic applications, the transition to advanced nodes by many of our top customers is driving increased demand for materials, particularly electronic chemicals. Despite continued semiconductor industry uncertainty in the near term, as channel inventories are reduced and demand from multiple end markets improves, we have seen signs of stabilization in demand from memory customers and expect recovery to continue over the next several quarters.
In our Performance Materials segment, we continue to record strong revenue this quarter, primarily driven by higher demand for our drag-reducing agents. These products enable pipeline operators to optimize the efficiency and throughput of oil transport in both U.S. and international oil production.
However, there are many factors that make it difficult for us to predict future revenue trends for our Company, including those discussed in Part II, Item 1A entitled “Risk Factors” of this Report on Form 10-Q.
Revenue for our third quarter of fiscal 2019 was $271.9 million, which represented an increase of 80.7% from the same quarter of fiscal 2018, primarily due to the Acquisition.
Net income was $18.9 million in the third quarter of fiscal 2019, which represented a decrease of 46.3% from the same quarter of fiscal 2018. Results benefited from the Acquisition, but were more than offset by acquisition-related expenses, increased amortization and depreciation associated with re-valuing KMG assets to fair value, higher interest expenses resulting from the debt borrowing to finance the Acquisition, costs related to the KMG-Bernuth warehouse fire that occurred in May 2019, and increased tax expense related to newly issued final regulations related to US Tax Reform which impacted our reserves for uncertain tax positions. For the same reasons, diluted earnings per share decrease from $1.34 in the third quarter of fiscal 2018 to $0.64 in the current quarter.
Adjusted EBITDA was $85.8 million in the third quarter of fiscal 2019.  This represents an increase of $36.9 million, or a 75.6% increase from the same quarter of fiscal 2018.  Adjusted EBITDA benefited from the addition of the KMG businesses, partially offset by the softer industry conditions that resulted in lower demand for Cabot Microelectronics’ heritage CMP products. Refer to the “Use of certain GAAP and Non-GAAP Financial Information” section below for the definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to net income, the most comparable GAAP financial measure. Adjusted EBITDA margin, which represents adjusted EBITDA as a percentage of revenue, was 31.5% for the third quarter of fiscal 2019, compared to 32.5% for the same quarter of fiscal 2018.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.   Except for the discussion on revenue recognition in Note 2 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q, no material changes have been made to the Company’s significant accounting policies during the first nine months of fiscal 2019. See Note 2 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for a discussion of new accounting pronouncements.

INDEX

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2019, VERSUS THREE MONTHS ENDED JUNE 30, 2018
REVENUE
Revenue was $271.9 million for the three months ended June 30, 2019, which represented an 80.7%, or $121.4 million, increase from the three months ended June 30, 2018, primarily due to the Acquisition. Revenue from Cabot Microelectronics’ heritage businesses decreased by $10.1 million, or 6.7%, primarily due to lower sales volume, partially offset by a higher value product mix.
COST OF SALES
Total cost of sales was $156.5 million for the three months ended June 30, 2019, which represented an increase of 124.4%, or $86.8 million, from the three months ended June 30, 2018, primarily due to the Acquisition. The cost of sales from Cabot Microelectronics’ heritage businesses decreased by $3.8 million, primarily driven by lower sales volume.
GROSS MARGIN
Our gross margin was 42.4% for the three months ended June 30, 2019, compared to 53.6% for the three months ended June 30, 2018.  The decrease in gross margin was primarily due to the inclusion of the KMG businesses, which reduced gross margin by 10.7%, of which 1.5% was due to the costs related to the KMG-Bernuth warehouse fire. Within Cabot Microelectronics’ heritage businesses, gross margin decreased by 0.5%, which was primarily due to lower sales volume, partially offset by a higher value product mix.
RESEARCH, DEVELOPMENT AND TECHNICAL
Total research, development and technical expenses were $12.2 million for the three months ended June 30, 2019, which represented a decrease of 6.6%, or $0.9 million, from the three months ended June 30, 2018.  The decrease was primarily due to lower staffing-related costs of $1.1 million, including incentive compensation costs, offset by higher supplies used in research and development of $0.4 million.
Our research, development and technical efforts are focused on the areas of research related to fundamental CMP technology; development of new and enhanced CMP consumable products, including collaboration on joint development projects with technology-leading customers and suppliers; process development to support rapid and effective commercialization of new products; technical support of CMP products in our customers’ research, development and manufacturing facilities; and, development of polishing and metrology applications outside of the semiconductor industry.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $51.0 million for the three months ended June 30, 2019, which represented an increase of 98.2%, or $25.2 million, from the three months ended June 30, 2018.  The increase was primarily due to $13.0 million of amortization expense related to the Acquisition, $11.2 million in incremental KMG-related costs, and $2.9 million of acquisition and integration related costs. These items were partially offset by $1.6 million lower staffing-related costs, including incentive compensation costs.
INTEREST EXPENSE
Interest expense was $12.8 million for the three months ended June 30, 2019, which represented an increase of $12.2 million from the three months ended June 30, 2018.  The increase resulted from the debt borrowing to finance the Acquisition.
INTEREST INCOME
Interest income was $0.4 million for the three months ended June 30, 2019, which represented a decrease of 63.5%, or $0.7 million from the three months ended June 30, 2018 due to lower cash balances compared to the same period last year.

INDEX

OTHER INCOME (EXPENSE), NET
Other expense was $0.5 million for three months ended June 30, 2019, compared to other income of $0.5 million from the three months ended June 30, 2018. The change was primarily due to higher loss on foreign exchange in the current quarter and the absence of the gain on termination of interest rate swap agreements of $0.5 million that had occurred in the third quarter of fiscal 2018.
PROVISION FOR INCOME TAXES
The Company’s effective income tax rate for the third quarter of fiscal 2019 was 52.1%, compared to 18.3% in the same quarter last year.   The increase is primarily driven by a discrete charge of $9,128 related to newly issued final regulations related to U.S. Tax Reform which impacted the Company’s reserves for uncertain tax positions.
NET INCOME
Net income was $18.9 million for the three months ended June 30, 2019, which represented a decrease of 46.3%, or $16.3 million, from the three months ended June 30, 2018.  Net income benefited from the addition of the KMG businesses, and was partially offset by acquisition and integration-related expenses, increased amortization and depreciation associated with re-valuing KMG assets to fair value, higher interest expenses resulting from the debt borrowing to finance the Acquisition, KMG-Bernuth warehouse fire related costs, and discrete charge of $9,128 related to newly issued final regulations related to U.S. Tax Reform which impacted the Company’s reserves for uncertain tax positions.

INDEX

NINE MONTHS ENDED JUNE 30, 2019, VERSUS NINE MONTHS ENDED JUNE 30, 2018
REVENUE
Revenue was $759.1 million for the nine months ended June 30, 2019, which represented a 75.1%, or $325.7 million increase from the nine months ended June 30, 2018.  The increase in revenue was primarily due to the Acquisition. Revenue from Cabot Microelectronics’ heritage businesses increased slightly by $9.0 million, or 2.1%. This increase was primarily driven by a higher value product mix, selected price increases, partially offset by lower sales volume.
COST OF SALES
Total cost of sales was $429.5 million for the nine months ended June 30, 2019, which represented an increase of 110.9%, or $225.9 million, from the nine months ended June 30, 2018.  The increase in cost of sales was primarily due to the Acquisition. Cost of sales of Cabot Microelectronics’ heritage businesses was relatively flat compared to the same period last year, as the lower costs associated with lower sales volume was offset by higher per unit costs.
GROSS MARGIN
Our gross margin was 43.4% for the nine months ended June 30, 2019, compared to 53.0% for the nine months ended June 30, 2018.  The gross margin was adversely impacted by the inclusion of the KMG businesses, which reduced gross margin by 11.2%, of which 2.0% was due to the impact of the fair value write-up of acquired inventory sold. Excluding the KMG businesses, gross margin increased by 1.6%, which was primarily due to lower production cost and a higher value product mix, partially offset by lower sales volume.
RESEARCH, DEVELOPMENT AND TECHNICAL
Total research, development and technical expenses were $39.0 million for nine months ended June 30, 2019, which was relatively flat compared to the same period last year.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $162.4 million for the nine months ended June 30, 2019, which represented an increase of 116.4%, or $87.4 million, from the nine months ended June 30, 2018.  The increase was primarily due to $33.1 million of acquisition and integration related costs, $32.5 million of amortization expense related to the Acquisition, and $27.1 million in incremental KMG-related costs associated with the post-Acquisition period during the nine months period.  These items were partially offset by the absence of executive officer transition costs of $4.2 million that occurred in the first quarter of fiscal 2018.
INTEREST EXPENSE
Interest expense was $33.0 million for the nine months ended June 30, 2019, which represented an increase of $30.2 million from the nine months ended June 30, 2018.  The increase resulted from the debt borrowing to finance the Acquisition.
INTEREST INCOME
Interest income was $2.0 million for the nine months ended June 30, 2019, which represented a decrease of 38.3%, or $1.2 million for the nine months ended June 30, 2018 due to lower cash balances.
OTHER INCOME (EXPENSE), NET
Other expense was $2.9 million for the nine months ended June 30, 2019, compared to other income of $0.1 million from the nine months ended June 30, 2018. The change was primarily due to higher loss on foreign exchange, and the absence of the gain on sale of assets of $1.0 million and gain on the termination of interest rate swap agreements that occurred in the nine months ended June 30, 2018.

INDEX

PROVISION FOR INCOME TAXES
The Company’s effective income tax rate was 36.9% for the nine months ended June 30, 2019, compared to 47.0% for the nine months ended June 30, 2018.  The decrease in our effective income tax rate for the nine months ended June 30, 2019 compared to the prior year is primarily attributable to the Tax Act enacted in December 2017 which reduced the corporate income tax rate to 21.0% effective January 1, 2018, resulting in a change in our blended tax rate of 24.5% in fiscal 2018 to 21.0% beginning with our fiscal 2019. This is partially offset by the increased tax expense related to newly issued final regulations related to US Tax Reform which impacted our reserves for uncertain tax positions, unfavorable tax treatment of certain KMG acquisition-related costs, such as compensation deduction limitations, as well as non-deductibility of certain professional fees.  Additionally, we recorded incremental tax expense for the GILTI provision of the Tax Act, which was effective for the first time during our fiscal 2019. See Note 15 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for more information on our income taxes.
NET INCOME
Net income was $59.5 million for the nine months ended June 30, 2019, which represented a decrease of 3.8%, or $2.4 million, from the nine months ended June 30, 2018.  Net income benefited from the addition of the KMG businesses, and the absence of the adverse impact of the Tax Act in the first quarter of fiscal 2018. Net income was partially offset by acquisition and integration-related expenses, a charge for fair value write-up of acquired inventory sold, increased amortization and depreciation associated with re-valuing KMG assets to fair value, higher interest expenses resulting from the debt borrowing to finance the Acquisition, and the increased tax expense related to newly issued final regulations related to US Tax Reform which impacted our reserves for uncertain tax positions.

INDEX

SEGMENT ANALYSIS
Segment data is presented for our two reportable segments for the three and nine months ended June 30, 2019 and 2018. The segment data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q.
Revenue, adjusted EBITDA and adjusted EBITDA margin by segment were (in thousands except for percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Segment Revenue
Electronic Materials	$212,123	$143,810	$615,585	$413,227
Performance Materials	59,759	6,627	143,466	20,167
Total	$271,882	$150,437	$759,051	$433,394

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA
Electronic Materials	$70,859	$57,460	$220,594	$162,641
Performance Materials	27,425	1,081	63,152	3,600
Unallocated Corporate Expenses	(12,527)	(9,715)	(35,621)	(30,471)
Total	$85,757	$48,826	$248,125	$135,770

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Adjusted EBITDA margin
Electronic Materials	33.4%	40.0%	35.8%	39.4%
Performance Materials	45.9%	16.3%	44.0%	17.8%

INDEX

THREE MONTHS ENDED JUNE 30, 2019, VERSUS THREE MONTHS ENDED JUNE 30, 2018
ELECTRONIC MATERIALS
The $68.3 million increase in Electronic Materials revenue was driven by the addition of KMG’s electronic chemicals business in the quarter, partially offset by the decrease in the sale of Cabot Microelectronics’ heritage CMP slurries products primarily due to softer industry conditions that resulted in lower demand for the Company’s products. The decrease in sales volume was partially offset by higher value product mix and price changes.  The increase in Electronic Materials adjusted EBITDA compared to prior year was driven by the addition of KMG’s electronic chemicals results. The lower adjusted EBITDA margin was primarily due to change in mix of products, as a result of the Acquisition.
PERFORMANCE MATERIALS
The $53.1 million increase in Performance Materials revenue was primarily driven by the addition of KMG’s performance materials business in the quarter.  Performance Materials’ adjusted EBITDA and adjusted EBITDA margin expanded from the prior year due to the addition of KMG’s heritage performance materials business.
NINE MONTHS ENDED JUNE 30, 2019, VERSUS NINE MONTHS ENDED JUNE 30, 2018
ELECTRONIC MATERIALS
The $202.4 million increase in Electronic Materials revenue was driven by the addition of KMG’s electronic chemicals business since the Acquisition.  The remaining increase was driven by higher value product mix, strong organic demand for the Company’s heritage CMP polishing pads product line, which increased 11.1%, primarily on higher sales volume, partially offset by the decrease in Company's heritage CMP slurries products due to the softer industry conditions. Electronic Materials adjusted EBITDA increased from the prior year driven by the addition of KMG’s electronic chemicals results, as well as stronger profitability, driven by the leverage achieved on higher sales volume of the Company’s heritage CMP polishing pads product line.  The lower adjusted EBITDA margin was primarily due to change in mix of products as a result of the Acquisition.
PERFORMANCE MATERIALS
The $123.3 million increase in Performance Materials revenue was primarily driven by the addition of KMG’s performance materials business post-Acquisition.  Performance Materials’ adjusted EBITDA and adjusted EBITDA margin expanded from the prior year due to the addition of KMG’s heritage performance materials business.
USE OF CERTAIN GAAP AND NON-GAAP FINANCIAL INFORMATION
We provide certain non-GAAP financial information, such as adjusted EBITDA and adjusted EBITDA margin, to complement reported GAAP results because we believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures.  We exclude certain items from earnings when presenting our adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance.  Accordingly, we believe that they aid in evaluating the underlying operational performance of our business, and facilitate comparisons between periods. In addition, adjusted EBITDA is used as a basis of the performance metric for our fiscal 2019 Short-Term Incentive Program (STIP).  A similar EBITDA calculation is also used by our lenders for a key debt compliance ratio.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Segment adjusted EBITDA
Electronic Materials	$70,859	$57,460	$220,594	$162,641
Performance Materials	27,425	1,081	63,152	3,600
Unallocated Corporate Expenses	(12,527)	(9,715)	(35,621)	(30,471)
Total	$85,757	$48,826	$248,125	$135,770

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income	$18,878	$35,171	$59,458	$61,825
Interest expense	12,757	513	32,978	2,803
Interest income	(417)	(1,141)	(2,004)	(3,248)
Income taxes	20,550	7,873	34,790	54,863
Depreciation and amortization	26,587	6,410	70,476	19,548
EBITDA	78,355	48,826	195,698	135,791
Acquisition and integration related expenses	2,910	—	33,108	—
Charge for fair value write-up of acquired inventory sold	42	—	14,869	—
Costs related to KMG-Bernuth warehouse fire	4,450	—	4,450	—
Adjusted EBITDA	$85,757	$48,826	$248,125	$135,791
LIQUIDITY AND CAPITAL RESOURCES
We generated $117.0 million in cash flows from operating activities in the first nine months of fiscal 2019, compared to $104.0 million in cash from operating activities in the first nine months of fiscal 2018.  The increase in operating cash flows of $13.0 million was due to an increase of net income adjusted for non-cash reconciling items.
In the first nine months of fiscal 2019, cash flows used in investing activities were $1.2 billion, compared to $145.3 million in cash used in investing activities in the first nine months of fiscal 2018.  The increase was driven by the use of $1,182 million for the Acquisition. The remainder of the purchase price was satisfied with the issuance of common stock.  Capital expenditures in the first nine months were $32.7 million, compared to $15.2 million in the prior year.
In the first nine months of fiscal 2019, cash flows provided by financing activities were $908.7 million, compared to $177.7 million used in financing activities in the first nine months of fiscal 2018.  During the first quarter of fiscal 2019, we received $1,044 million in debt proceeds, net of $21.4 million in debt issuance costs and original issue discount fees, which was used for the Acquisition. In addition, our dividend payments increased by $13.6 million versus the prior year, driven by the doubling of our quarterly dividend, as announced in March 2018, and the new shares issued in connection with the Acquisition.

INDEX

On the Acquisition Date, we entered into a credit agreement by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), which provides for senior secured financing of up to $1,265.0 million, consisting of a term loan facility in an aggregate principal amount of $1,065.0 million (the “Term Loan Facility”) and a revolving credit facility in an aggregate principal amount of up to $200.0 million, including a letter of credit sub-facility of up to $50.0 million (the “Revolving Credit Facility”).  The Term Loan Facility and the Revolving Credit Facility are referred to as the “Credit Facilities.” The Company may generally prepay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. We made a prepayment of $55 million and a total prepayment of $100.0 million during the three and nine months ended June 30, 2019, respectively. The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter if any revolving loans are outstanding, commencing with the first full fiscal quarter after the Acquisition Date. Additionally, the Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. The Credit Agreement also contains customary affirmative covenants and events of default. We believe we are in compliance with these covenants. In the second quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap agreement to hedge the variability in our LIBOR-based interest payments on approximately 70% of our Team Loan balance. See Note 10 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for additional information regarding the Credit Agreement.
In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million. As of June 30, 2019, $76.3 million remained available under our share repurchase program. Share repurchases are made from time to time, depending on market and other conditions. The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares. Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.
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
As of June 30, 2019, we had $168.7 million of cash and cash equivalents, $118.4 million of which was held in foreign subsidiaries.  See Part II, Item 1A entitled “Risk Factors” of this Report on Form 10-Q for additional discussion of our foreign operations.
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
OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2019 and September 30, 2018, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

INDEX

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at June 30, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

CONTRACTUAL OBLIGATIONS		Less Than	1-3	3-5	After 5
(In millions)	Total	1 Year	Years	Years	Years
Purchase obligations	$63.3	$60.2	$3.1	$—	$—
Operating leases	33.9	7.1	8.2	6.8	11.8
Severance agreements	3.1	3.1	—	—	—
Debt	962.3	13.3	21.3	21.3	906.4
Interest expense and fees	235.3	49.0	71.8	66.7	47.8
Other long-term liabilities *	26.8	0.5	0.8	0.7	24.8
Total contractual obligations	$1,324.7	$133.2	$105.2	$95.5	$990.8
* We have excluded $145 million in deferred tax liabilities from the other long-term liability amounts presented, as the amount and timing of payments to be settled in cash are not known.   We have also excluded $15.8 million related to the fair value of our interest rate swap, and $1.0 million in deferred rent as the rent payments are included in the table above under the caption “Operating leases.”
We have been operating under a multi-year supply agreement with Cabot Corporation, which has not been a related party since 2002, for the purchase of fumed silica, the current term of which runs through December 31, 2019.  Purchase obligations include an aggregate amount of $8.9 million of contractual commitments related to this agreement.
Interest payments on long-term debt reflect interest rates in effect at December 31, 2018. The interest payments reflect variable LIBOR-based rates currently in effect on $216.3 million of our outstanding debt, and fixed rates on $746 million of outstanding debt for which we have implemented an interest rate swap. Commitment fees are based on our estimated consolidated leverage ratio in future periods. See Note 10 of the Notes to the Consolidated Financial Statements of this Report on Form 10-Q for additional information regarding our long-term debt.
Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for additional information regarding our contractual obligations.

INDEX

SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION
The following Unaudited Pro Forma Condensed Combined Financial Information is presented to illustrate the estimated effects of the company’s acquisition of KMG (the “Acquisition”), which was consummated on November 15, 2018 (the “Acquisition Date”), based on the historical results of operations of Cabot Microelectronics and KMG. See Note 1, Background and Basis of Presentation, and Note 4, Business Combination, to the consolidated financial statements for additional information on the Acquisition. The following Unaudited Pro Forma Condensed Combined Statements of Income for the three and nine months ended June 30, 2019 and 2018 are based on the historical financial statements of Cabot Microelectronics and KMG after giving effect to the Acquisition, and the assumptions and adjustments described in the accompanying notes to these Unaudited Pro Forma Condensed Combined Statements of Income.
The historical Cabot Microelectronics Consolidated Statements of Income for the three and nine months ended June 30, 2019 and 2018 were derived from the consolidated financial statements included elsewhere in this Form 10-Q. The historical KMG Consolidated Statements of Income for the nine months ended June 30, 2019, as well as the historical KMG Consolidated Statements of Income for the three and nine months ended June 30, 2018 includes information derived from KMG’s books and records. Prior to the Acquisition, KMG was on a July 31st fiscal year end reporting cycle. These pro forma financials include actual KMG’s pre-Acquisition results with the months aligned to Cabot Microelectronics’ fiscal periods, and therefore, they do not align with consolidated financial statements included in KMG’s Quarterly Reports on Form 10-Q.
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
The historical consolidated financial information has been adjusted in the accompanying Unaudited Pro Forma Condensed Combined Statements of Income to give effect to unaudited pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) are expected to have a continuing impact on the results of operations of the combined company. As a result, under SEC Regulation S-X Article 11, certain non-recurring expenses such as deal costs and compensation expenses related to severance or accelerated stock compensation and certain non-cash costs related to the fair value step-up of inventory are eliminated from pro forma results in the periods presented. Certain recurring historical KMG expenses related to depreciation, amortization, financing costs and costs of sales have been adjusted as if the Acquisition had occurred on October 1, 2017.
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

INDEX

CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statement of Income
For the Three and Nine Months Ended June 30, 2019 and June 30, 2018
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Revenue	$271,882	$272,589	$821,029	$784,694
Cost of sales	156,450	152,414	457,372	443,059
Gross profit	115,432	120,175	363,657	341,635
Operating expenses:
Research, development and technical	12,191	13,059	39,009	38,578
Selling, general and administrative expenses	54,655	53,024	166,189	155,695
Total operating expenses	66,846	66,083	205,198	194,273
Operating income	48,586	54,092	158,459	147,362
Interest expense	12,759	13,350	38,372	41,391
Interest income	417	1,150	2,055	3,260
Other income (expense), net	(472)	396	(3,155)	(890)
Income before income taxes	35,772	42,288	118,987	108,341
Provision for income taxes	19,695	7,585	30,049	37,462
Net income	$16,077	$34,703	$88,938	$70,879

Basic earnings per share	$0.55	$1.20	$3.07	$2.47

Weighted average basic shares outstanding	29,064	28,849	28,944	28,716

Diluted earnings per share	$0.54	$1.17	$3.02	$2.41

Weighted average diluted shares outstanding	29,568	29,556	29,469	29,459

INDEX

CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statement of Income
For the Three Months Ended June 30, 2019
(in thousands, except per share data)

	Cabot Microelectronics
	Three Months Ended June 30, 2019	Pro Forma Adjustments (1)	Pro Forma Combined

Revenue	$271,882	$—	$271,882
Cost of sales	156,492	(42)	156,450
Gross profit	115,390	42	115,432
Operating expenses:
Research, development and technical	12,191	—	12,191
Selling, general and administrative expenses	50,959	3,696	54,655
Total operating expenses	63,150	3,696	66,846
Operating income	52,240	(3,654)	48,586
Interest expense	12,757	2	12,759
Interest income	417	—	417
Other income (expense), net	(472)	—	(472)
Income before income taxes	39,428	(3,656)	35,772
Provision for income taxes	20,550	(855)	19,695
Net income	$18,878	$(2,801)	$16,077

Basic earnings per share	$0.65		$0.55

Weighted average basic shares outstanding	29,064		29,064

Diluted earnings per share	$0.64		$0.54

Weighted average diluted shares outstanding	29,568		29,568
1 Pro forma adjustments are related to non-recurring items directly attributable to the transaction as well as recurring differences related to amortization or financing costs that were included as if the companies were combined as of October 1, 2017.

INDEX

CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statement of Income
For the Nine Months Ended June 30, 2019
(in thousands, except per share data)

	Cabot Microelectronics (1)	KMG Chemicals (2)
	Nine Months Ended June 30, 2019	October 1, 2018 to November 14, 2018	Presentation Reclassification (3)	Pro Forma Adjustments (4)	Pro Forma Combined

Revenue	$759,051	$61,978	$—	$—	$821,029
Cost of sales	429,508	36,534	4,741	(13,411)	457,372
Gross profit	329,543	25,444	(4,741)	13,411	363,657
Operating expenses:
Distribution expenses	—	4,741	(4,741)	—	—
Research, development and technical	39,009	—	—	—	39,009
Selling, general and administrative expenses	162,415	40,504	—	(36,730)	166,189
Amortization of intangibles	—	1,943	—	(1,943)	—
Total operating expenses	201,424	47,188	(4,741)	(38,673)	205,198
Operating income	128,119	(21,744)	—	52,084	158,459
Interest expense	32,978	8,537	—	(3,143)	38,372
Interest income	2,004	51	—	—	2,055
Derivative fair value gain	—	567	—	(567)	—
Other income (expense), net	(2,897)	(258)	—	—	(3,155)
Income before income taxes	94,248	(29,921)	—	54,660	118,987
Provision for income taxes (benefit)	34,790	(6,847)	—	2,106	30,049
Net income	$59,458	$(23,074)	$—	$52,554	$88,938

Basic earnings per share	$2.09				$3.07

Weighted average basic shares outstanding	28,399				28,944

Diluted earnings per share	$2.06				$3.02

Weighted average diluted shares outstanding	28,924				29,469
1 Includes heritage Cabot Microelectronics from October 1, 2018 to June 30, 2019 and heritage KMG from November 15, 2018 to June 30, 2019. On November 15, 2018, the Acquisition was completed and actual combined company results are included.
2 Heritage KMG results that occurred prior to the Acquisition on November 15, 2018.
3 Represents the reclassification of KMG distribution expenses from operating expenses to cost of sales, in order to conform with Cabot Microelectronics’ accounting policies.
4 Certain pro forma adjustments related to depreciation, amortization, financing costs and costs of sales have been made for the October 1, 2018 to June 30, 2019 period assuming that the Acquisition occurred on October 1, 2017. Additionally, nonrecurring pro forma adjustments have been made for deal costs, compensation expenses related to severance or accelerated stock compensation, and the fair value step-up of inventory directly attributable throughout the nine-month period.

INDEX

CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statement of Income
For the Three Months Ended June 30, 2018
(in thousands, except per share data)

	Cabot Microelectronics	KMG Chemicals (1)
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2018	Presentation Reclassification (2)	Pro Forma Adjustments (3)	Pro Forma Combined

Revenue	$150,437	$122,152	$—	$—	$272,589
Cost of sales	69,737	69,964	9,308	3,405	152,414
Gross profit	80,700	52,188	(9,308)	(3,405)	120,175
Operating expenses:
Distribution expenses	—	9,308	(9,308)	—	—
Research, development and technical	13,059	—	—	—	13,059
Selling, general and administrative expenses	25,711	15,043	—	12,270	53,024
Amortization of intangibles	—	3,863	—	(3,863)	—
Total operating expenses	38,770	28,214	(9,308)	8,407	66,083
Operating income	41,930	23,974	—	(11,812)	54,092
Interest expense	513	4,196	—	8,641	13,350
Interest income	1,141	9	—	—	1,150
Loss on the extinguishment of debt	—	194	—	(194)	—
Derivative fair value gain	—	1,450	—	(1,450)	—
Other income (expense), net	486	(90)	—	—	396
Income before income taxes	43,044	20,953	—	(21,709)	42,288
Provision for income taxes (benefit)	7,873	4,795	—	(5,083)	7,585
Net income	$35,171	$16,158	$—	$(16,626)	$34,703

Basic earnings per share	$1.37	$1.04			$1.20

Weighted average basic shares outstanding	25,612	15,505			28,849

Diluted earnings per share	$1.34	$1.02			$1.17

Weighted average diluted shares outstanding	26,319	15,905			29,556
1 Shares outstanding for KMG are from KMG's filed 10-Q for the three months ended April 30, 2018. They are intended for illustrative purposes only and do not impact pro forma EPS calculations at right. Three months ended June 30, 2018 KMG share calculations were not available.
2 Represents the reclassification of KMG distribution expenses from operating expenses to cost of sales, in order to conform with Cabot Microelectronics’ accounting policies.
3 Pro forma adjustments are related to items directly attributable to the transaction, such as recurring differences related to depreciation, amortization or financing costs that were included as if the companies were combined as of October 1, 2017.

INDEX

CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statements of Income
For the Nine Months Ended June 30, 2018
(in thousands, except per share data)

	Cabot Microelectronics	KMG Chemicals (1)
	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2018	Presentation Reclassification (2)	Pro Forma Adjustments (3)	Pro Forma Combined

Revenue	$433,394	$351,300	$—	$—	$784,694
Cost of sales	203,635	202,182	26,983	10,259	443,059
Gross profit	229,759	149,118	(26,983)	(10,259)	341,635
Operating expenses:
Distribution expenses	—	26,983	(26,983)	—	—
Research, development and technical	38,578	—	—	—	38,578
Selling, general and administrative expenses	75,051	43,823	—	36,821	155,695
Amortization of intangibles	—	10,835	—	(10,835)	—
Total operating expenses	113,629	81,641	(26,983)	25,986	194,273
Operating income	116,130	67,477	—	(36,245)	147,362
Interest expense	2,803	14,733	—	23,855	41,391
Interest income	3,248	12	—	—	3,260
Loss on the extinguishment of debt	—	6,503	—	(6,503)	—
Derivative fair value gain	—	5,332	—	(5,332)	—
Other income (expense), net	113	(1,003)	—	—	(890)
Income before income taxes	116,688	50,582	—	(58,929)	108,341
Provision for income taxes (benefit)	54,863	(3,604)	—	(13,797)	37,462
Net income	$61,825	$54,186	$—	$(45,132)	$70,879

Basic earnings per share	$2.42	$3.75			$2.47

Weighted average basic shares outstanding	25,479	14,439			28,716

Diluted earnings per share	$2.35	$3.66			$2.41

Weighted average diluted shares outstanding	26,222	14,814			29,459
1 Shares outstanding for KMG are from KMG's filed 10-Q for the nine months ended April 30, 2018. They are intended for illustrative purposes only and do not impact pro forma EPS calculations at right. Nine months ended June 30, 2018 KMG share calculations were not available.
2 Represents the reclassification of KMG distribution expenses from operating expenses to cost of sales, in order to conform with Cabot Microelectronics’ accounting policies.

3 Pro forma adjustments are related to items directly attributable to the transaction, such as recurring differences related to depreciation, amortization, compensation or financing costs that were included as if the companies were combined as of October 1, 2017.

INDEX

CABOT MICROELECTRONICS CORPORATION
Summary of Pro Forma Adjustments
(in thousands, except per share data)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Impact to cost of sales:
Depreciation and amortization, net(a)	$—	$3,405	$1,459	$10,259
Inventory step-up(b)	(42)	—	(14,870)	—
Impact to cost of sales	$(42)	$3,405	$(13,411)	$10,259

Impact to operating expense:
Depreciation and amortization step up(a)	6,488	12,204	24,416	36,624
Compensation expense(c)	—	66	33	197
Deal costs(d)	(2,792)	—	(61,179)	—
Historical KMG amortization in other operating expenses removal(a)	—	(3,863)	(1,943)	(10,835)
Impact to operating expense	$3,696	$8,407	$(38,673)	$25,986

Impact to other expense:
Loss on the extinguishment of debt(e)	—	(194)	—	(6,503)
Derivative fair value gain(e)	—	1,450	567	5,332
Impact to other expense	$—	$1,256	$567	$(1,171)

Impact to interest, net:
Interest expense(f)	2	8,641	(3,143)	23,855
Impact to interest	$2	$8,641	$(3,143)	$23,855
Adjustments included in the accompanying Unaudited Pro Forma Condensed Combined Statements of Income are as follows:

(a)
Depreciation and amortization expense are adjusted by removing depreciation and amortization associated with legacy KMG assets and assigning a pro forma expense based on the fair value of the assets on the date of the Acquisition. For periods after the date of the Acquisition, there is no pro forma adjustment for Depreciation and actual booked depreciation is reflected on a straight line basis. Depreciation costs are allocated to costs of sales and selling, general and administrative expenses based on historical KMG allocations. Amortization costs are allocated to costs of sales or selling, general and administrative expense based on the use of the asset, where applicable.

(b)
Cost of sales is impacted by increased inventory balance caused by the non-cash impact of the step up to fair value of the inventory. The incremental costs of sales driven by the inventory step-up during the period have been removed.

(c)
Directly attributable and non-recurring compensation expense related to non-recurring retention expenses and stock award vesting directly attributable to the Acquisition are removed for pro forma purposes. For KMG stock awards that were replaced by Cabot stock awards in connection with the Acquisition, the vesting for on-going service expenses are added as a pro forma adjustment.

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

INDEX

We calculated the income tax effect of the pro forma adjustments using a 22.1% and 23.4% tax rate, which represent the weighted average statutory tax rate for nine-month period ended June 30, 2019 and year-ended September 30, 2018, respectively.

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

•	Removal of amortization of acquisition related intangibles, since management believes that these costs are not indicative of the company’s core operating performance.

•	Removal of integration expenses, as they are non-recurring in nature.

•	Adjustment for U.S. Tax Reform, which represents a significant non-recurring item affecting comparability among periods.

•	Removal of certain costs related to a warehouse fire at KMG-Bernuth.
Reconciliations for these items are provided in the tables below.

INDEX

CABOT MICROELECTRONICS CORPORATION
Unaudited Reconciliation of Pro Forma Condensed Combined
Statement of Income to Non-GAAP Adjusted Pro Forma Condensed
Combined Statement of Income
For the Three Months Ended June 30, 2019
(in thousands, except per share data)

		Non-GAAP Adjustments
	Pro Forma	Amortization of Acquisition Related Intangibles	Integration Expenses	U.S Tax Reform	Costs Related to KMG-Bernuth Warehouse Fire	Adjusted Pro forma

Revenue	$271,882	$—	$—	$—	$—	$271,882
Cost of Sales	156,450	(3,470)	—	—	(4,200)	148,780
Gross Profit	115,432	3,470	—		4,200	123,102
Gross Profit, % of Revenue	42.5%	1.3%	—%	—%	1.5%	45.3%

Operating Expenses
Research, development and technical	12,191	—	—		—	12,191
Selling, general and administrative	54,655	(19,942)	(117)		(250)	34,346
Total Operating Expenses	66,846	(19,942)	(117)		(250)	46,537

Operating Income	48,586	23,412	117		4,450	76,565

Interest Expense	12,759	—	—		—	12,759
Interest Income	417	—	—		—	417
Other Income (Expense), net	(472)	—	—		—	(472)
Income before income taxes	35,772	23,412	117		4,450	63,751

Provision for income taxes	19,695	5,273	26	(9,128)	1,002	16,868
Net Income	$16,077	$18,139	$91	$9,128	$3,448	$46,883

Diluted Earnings per share	$0.54	$0.62	$—	$0.31	$0.12	$1.59
Weighted Average Diluted Shares Outstanding	29,568	29,568	29,568	29,568	29,568	29,568

Depreciation & amortization	$33,076	$(23,412)	$—	$—	$—	$9,664
EBITDA	$81,190	$—	$117		$4,450	$85,757
EBITDA Margin	29.9%		—%		1.6%	31.5%

INDEX

CABOT MICROELECTRONICS CORPORATION
Unaudited Reconciliation of Pro Forma Condensed Combined
Statement of Income to Non-GAAP Adjusted Pro Forma Condensed
Combined Statement of Income
For the Nine Months Ended June 30, 2019
(in thousands, except per share data)

		Non-GAAP Adjustments
	Pro Forma	Amortization of Acquisition Related Intangibles	Integration Expenses	U.S. Tax Reform	Costs Related to KMG-Bernuth Warehouse Fire	Adjusted Pro forma

Revenue	$821,029	$—	$—		$—	$821,029
Cost of Sales	457,372	(10,410)	—		(4,200)	442,762
Gross Profit	363,657	10,410	—	—	4,200	378,267
Gross Profit, % of Revenue	44.3%	1.3%	—%	—%	0.5%	46.1%

Operating Expenses
Research, development and technical	39,009	—	—		—	39,009
Selling, general and administrative	166,189	(59,826)	(2,208)		(250)	103,905
Total Operating Expenses	205,198	(59,826)	(2,208)	—	(250)	142,914

Operating Income	158,459	70,236	2,208	—	4,450	235,353

Interest Expense	38,372	—	—		—	38,372
Interest Income	2,055	—	—		—	2,055
Other Income (Expense), net	(3,155)	—	—		—	(3,155)
Income before income taxes	118,987	70,236	2,208	—	4,450	195,881

Provision for income taxes	30,049	15,818	497	(8,869)	1,002	38,497
Net Income	$88,938	$54,418	$1,711	$8,869	$3,448	$157,384

Diluted Earnings per share	$3.02	$1.84	$0.06	$0.30	$0.12	$5.34
Weighted Average Diluted Shares Outstanding	29,469	29,469	29,469	29,469	29,469	29,469

Depreciation & amortization	$100,100	$(70,236)	$—		$—	$29,864
EBITDA	$255,404	$—	$2,208	$—	$4,450	$262,062
EBITDA Margin	31.1%	—	0.3%		0.5%	31.9%

INDEX

CABOT MICROELECTRONICS CORPORATION
Unaudited Reconciliation of Pro Forma Condensed Combined
Statement of Income to Non-GAAP Adjusted Pro Forma Condensed
Combined Statement of Income
For the Three Months Ended June 30, 2018
(in thousands, except per share data)

		Non-GAAP Adjustments
	Pro Forma	Amortization of Acquisition Related Intangibles	U.S. Tax Reform	Adjusted Pro forma

Revenue	$272,589	$—	$—	$272,589
Cost of Sales	152,414	(3,470)	—	148,944
Gross Profit	120,175	3,470	—	123,645
Gross Profit, % of Revenue	44.1%	1.3%	—%	45.4%

Operating Expenses
Research, development and technical	13,059	—	—	13,059
Selling, general and administrative	53,024	(12,380)	—	40,644
Total Operating Expenses	66,083	(12,380)	—	53,703

Operating Income	54,092	15,850	—	69,942

Interest Expense	13,350	—	—	13,350
Interest Income	1,150	—	—	1,150
Other Income (Expense), net	396	—	—	396
Income before income taxes	42,288	15,850	—	58,138

Provision for income taxes	7,585	3,569	511	11,665
Net Income	$34,703	$12,281	$(511)	$46,473

Diluted Earnings per share	$1.17	$0.42	$(0.02)	$1.57
Weighted Average Diluted Shares Outstanding	29,556	29,556	29,556	29,556

Depreciation & amortization	$25,732	$(15,850)	$—	$9,882
EBITDA	$80,220	$—	$—	$80,220
EBITDA Margin	29.4%	—%	—%	29.4%

INDEX

CABOT MICROELECTRONICS CORPORATION
Unaudited Reconciliation of Pro Forma Condensed Combined
Statement of Income to Non-GAAP Adjusted Pro Forma Condensed
Combined Statement of Income
For the Nine Months Ended June 30, 2018
(in thousands, except per share data)

		Non-GAAP Adjustments
	Pro Forma	Amortization of Acquisition Related Intangibles	U.S. Tax Reform	Adjusted Pro forma

Revenue	$784,694	$—	$—	$784,694
Cost of Sales	443,059	(10,335)	—	432,724
Gross Profit	341,635	10,335	—	351,970
Gross Profit, % of Revenue	43.5%	1.3%	—%	44.9%

Operating Expenses
Research, development and technical	38,578	—	—	38,578
Selling, general and administrative	155,695	(37,140)	—	118,555
Total Operating Expenses	194,273	(37,140)	—	157,133

Operating Income	147,362	47,475	—	194,837

Interest Expense	41,391	—	—	41,391
Interest Income	3,260	—	—	3,260
Other Income (Expense), net	(890)	—	—	(890)
Income before income taxes	108,341	47,475	—	155,816

Provision for income taxes	37,462	10,692	(20,255)	27,899
Net Income	$70,879	$36,783	$20,255	$127,917

Diluted Earnings per share	$2.41	$1.24	$0.69	$4.34
Weighted Average Diluted Shares Outstanding	29,459	29,459	29,459	29,459

Depreciation & amortization	$77,511	$(47,475)	$—	$30,036
EBITDA	$223,983	$—	$—	$223,983
EBITDA Margin	28.5%	—	—	28.5%

INDEX

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT
We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, Euro, Singapore dollar and the New Taiwan dollar.  Approximately 33% of our revenue is transacted in currencies other than the U.S. dollar.  However, we also incur expenses in foreign countries that are transacted in currencies other than the U.S. dollar, which provides a natural hedge and mitigates the exposure on our Consolidated Statements of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheets.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.
Fluctuations in foreign currencies have not had a material impact on our Consolidated Statements of Income for the nine months ended June 30, 2019 and 2018. During the nine months ended June 30, 2019, we recorded $4.1 million in foreign currency translation gains, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.
MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK
We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of June 30, 2019, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INDEX

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective such that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR BUSINESS
DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS
Our business is affected by economic and industry conditions and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor demand. With respect to our Electronic Materials segment, historically, semiconductor demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, we have experienced relatively soft demand conditions in the semiconductor industry during our second and third fiscal quarters of 2019. Previously, the strengthening of demand conditions in the semiconductor industry we experienced during the second half of fiscal 2016 continued through fiscal 2018, following relatively soft demand conditions during the first half of fiscal 2016. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends. If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters or geopolitical events, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices, such as logic versus memory IC devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.
As to our Performance Materials segment, which continues to be an area of potential continued growth for us, our business may be impacted by changes in the utilities and/or oil and gas industries.  Volatility in oil and natural gas prices may impact our customers’ activity levels, including production, and spending on our performance materials products and services. Expectations about future prices and price volatility are important in determining future spending levels for customers of our pipeline performance products and services. Historically, worldwide oil and natural gas prices and markets have been volatile, and may continue to be so in the future. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, increases in supplies from U.S. shale production, international political conditions, including uprisings and political unrest, sovereign debt crises, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to economic growth in countries such as China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the Organization of Petroleum Exporting Countries and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions.
Further, adverse global economic and industry conditions could have other negative effects on our Company. For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production processes could be harmed if our suppliers cannot fulfill their obligations to us. We also might have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

INDEX

WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND MERGERS OR STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL, OR WE MAY ENCOUNTER UNANTICIPATED ISSUES IN IMPLEMENTING THEM
We expect to continue to make investments in technologies, assets and companies, either through acquisitions, mergers, investments or alliances, in order to supplement our organic growth and development efforts. Acquisitions, mergers, and investments, including our acquisitions of KMG, which we completed in November 2018, and NexPlanar, which we completed in October 2015, involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; difficulties and risks from unanticipated issues arising subsequent to a transaction related to the other entity; potential disruption of relationships with third parties; diversion of management's attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets in which we have limited or no direct prior experience and where competitors have stronger positions; potential difficulties and unexpected situations arising in operating new businesses with different business models; facilities and operations; potential difficulties with regulatory or contract compliance in areas in which we have limited experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenues to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.
Further, we may never realize the perceived or anticipated benefits of a business combination or merger with, or asset or other acquisition of, or investments in, other entities. Transactions such as our acquisitions of KMG and NexPlanar could and in some cases have had negative effects on our results of operations, in areas such as contingent liabilities, gross margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities. Investments in and acquisitions of technology-related companies or assets are inherently risky because these businesses or assets may never develop, and we may incur losses related to these investments. In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value, which could harm our business and results of operations.
The integration of the recently acquired KMG business into our operations is a complex and time-consuming process that may not be successful. Our Company has a limited history of integrating a significant acquisition into its business and the process of integration may produce unforeseen operating difficulties and expenditures. The primary areas of focus for successfully combining the business of KMG with our operations may include, among others: retaining and integrating key employees; realizing synergies; aligning customer and supplier interface, and operations across the combined business; integrating enterprise resource planning and other information technology systems; and managing the growth of the combined company. Even if we successfully integrate the business of KMG into our operations, there can be no assurance that we will realize the anticipated benefits of the Acquisition.
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
We depend on our supply chain to enable us to meet the demands of our customers. Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers. Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our products, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, or geopolitical, trade or labor-related issues, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers. In particular, severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our operations by disrupting services provided by service companies or suppliers with whom we have a business relationship.  Additionally, some of our full-time employees are represented by labor unions, workers councils or comparable organizations, particularly in Mexico and Europe. As our current agreements expire, we cannot provide assurance that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations. Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.
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
In particular, China continues to be a fast-developing market for the semiconductor industry, and an area of potential continued growth for us. As business volume between China and the rest of the world continues to grow, there is risk that geopolitical, regulatory, trade and political matters could adversely affect business for companies like ours based on the complex relationships among China, the United States, and other countries in the Asia Pacific region, which could have a material adverse impact on our business.  In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, and, provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, including our results of operations.
In addition, we have operations and customers located in the United Kingdom. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”).  In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, and withdrawal negotiations began in June 2017. The United Kingdom will cease to be a member state when a withdrawal agreement is entered into (such agreement will also require parliamentary approval) or, failing that, two years following the notification of an intention to leave the European Union, unless the European Union (together with the United Kingdom) unanimously decides to extend this period. In March 2018, the European Union announced an agreement in principle to transitional provisions under which most European Union law would remain in force in the United Kingdom until the end of December 2020, however, this transitional period remains subject to the successful conclusion of a final withdrawal agreement between the parties. In the absence of such an agreement, there would be no transitional provisions and a “hard” Brexit would occur. In April 2019, the United Kingdom and European Union agreed that the transitional provisions are extended until October 31, 2019. Although it is unknown what the terms of such an agreement, assuming it is reached, will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and European Union countries, a fluctuation in currency exchange rates and increased regulatory complexities. These changes may adversely affect our operations and financial results. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition to date, we cannot provide assurances regarding the future effect of any such changes.

INDEX

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
Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive and stringent federal, state, local and foreign environmental, health and safety (EHS) laws and regulations, including those concerning, among other things:

•	the marketing, sale, use and registration of our chemical products, such as pentachlorophenol (“penta”), which is part of the wood treatment business in our Performance Materials segment;

•	the treatment, storage and disposal of wastes;

•	the investigation and remediation of contaminated media including but not limited to soil and groundwater;

•	the discharge of effluents into waterways;

•	the emission of substances into the air; and

•	other matters relating to environmental protection and various health and safety matters.
The United States Environmental Protection Agency (“EPA”) and other federal and state agencies in the United States, as well as comparable agencies in other countries where we have facilities or sell our products, have the authority to promulgate regulations that could have a material adverse impact on our operations. These EHS laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution and other EHS concerns resulting from our operations. Compliance with EHS laws and regulations has resulted in ongoing costs for us and could restrict our ability to modify or expand our facilities, continue production, require us to install costly pollution control equipment, or incur significant other expenses, including remediation costs. We are currently involved in investigation and remediation activities at certain sites, such as at KMG-Bernuth's Tuscaloosa, Alabama facility as described in Part 1, Note 12 of this Report on Form 10-Q. We have incurred, and expect to continue to incur, significant costs to comply with EHS laws or to address liabilities for contamination resulting from past or present operations. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of EHS laws and regulations, and could, among other things, impose liability on us to cleanup or mitigate environmental, natural resources or other damages resulting from a release of pesticides, hazardous materials or other chemicals into the environment. We maintain insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental incidences is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases; although unknown at present, the KMG-Bernuth warehouse fire may be such an instance.

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

INDEX

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

3.
The classification of pentachlorophenol as a Persistent Organic Pollutant (“POP”) under the Stockholm Convention may adversely affect our ability to manufacture or sell our penta products: The Conference of the Parties (“COP”) accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and crossarms could continue for an extended period of five to ten years. KMG-Bernuth supplies penta to industrial customers who use it primarily to treat utility poles and crossarms. The U.S. is not bound by the determination of the COP because it did not ratify the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. KMG-Bernuth's sole penta manufacturing facility is located in Matamoros, Mexico, and its processing facility is located in Tuscaloosa, Alabama. As a result of the classification of penta as a POP, the Mexican government has requested that the Matamoros penta manufacturing facility be relocated, and in July 2019, KMG-Bernuth has communicated plans to close this facility by the end of 2021. KMG-Bernuth is in the process of identifying a potential site in the U.S. for such relocation, as well as to close the Tuscaloosa facility and consolidate into this new facility. No assurance can be given that we will not incur significant expenditures in connection with such relocation and related closures, that we will find an adequate location within the required timeframe, or that the ultimate action of the COP will not adversely impact on our financial condition and results of operation.

4.
If our products are not re-registered by the EPA or are re-registered subject to new restrictions, our ability to sell our products may be curtailed or significantly limited: KMG-Bernuth's penta product registrations are under continuous review by the EPA under FIFRA. KMG-Bernuth has submitted and will submit a wide range of scientific data to support its U.S. registrations. To satisfy the registration review, KMG-Bernuth is required to demonstrate, among other things, that its products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, the EPA announced that it had determined that penta was eligible for re-registration, but the EPA proposed new restrictions on the use of penta that have required KMG-Bernuth's customers to incur substantial additional costs and to revise certain operating procedures. In December 2014, the EPA issued a registration review work plan that required penta registrants to provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued registration. KMG-Bernuth conducted required testing. but cannot tell you when or if the EPA will issue a final decision concluding that the conditions of re-registration for its penta products and all additional testing requirements have been satisfied. We cannot assure you that KMG-Bernuth's products will not be subject to use or labeling restrictions that may have an adverse effect on our financial position and results of operations. The failure of KMG-Bernuth's current or future-acquired products to be re-registered, to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have an adverse effect on our financial condition and results of operations.

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

INDEX

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
BECAUSE WE RELY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SIGNIFICANTLY HARM OUR BUSINESS
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
TAX INCREASES OR CHANGES IN TAX RULES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS
As a company conducting business on a global basis, we are exposed, both directly and indirectly, to effects of changes in United States, state, local and foreign tax rules. In December 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States. Known and certain estimated effects based upon current interpretation of the Tax Act have been incorporated into our financial results. As additional clarification and implementation guidance is issued on the Tax Act, it may be necessary to adjust our income tax estimates, as we experienced this quarter with respect to our previously reported Transition Tax describe in Part I, Note 15 of this Report on Form 10-Q.  Adjustments to income tax amounts could be material to our results of operations and cash flows. In addition, there is a risk that state or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows.
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
In addition, borrowings under our Credit Facilities generally bear interest based on (a) a London Inter-bank Offered Rate (“LIBOR”), subject to a 0.00% floor, or (b) a base rate, in each case plus an applicable margin of, in the case of borrowings under the Term Loan Facility, 2.25% for LIBOR loans and 1.25% for base rate loans and, in the case of borrowings under the Revolving Credit Facility, initially, 1.50% for LIBOR loans and 0.50% for base rate loans. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In the United States, the Alternative Reference Rates Committee (“ARRC”), the working group formed to recommend an alternative rate to LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR.  When LIBOR ceases to exist after 2021, any calculation of interest based upon the Alternate Base Rate (or any comparable or replacement formulation), may result in higher interest rates. To the extent that these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2019	72	$125.44	—	$81,271
May 1 through May 31, 2019	19,900	$103.55	19,900	$79,210
June 1 through June 30, 2019	28,035	$106.64	27,570	$76,269
Total	48,007	$105.39	47,470	$76,269
In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million.   Under this program, we repurchased 48,007 shares for $5.0 million during the third quarter of fiscal 2019.  As of June 30, 2019, $76.3 million remained outstanding under our share repurchase program. The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources”, of this Report on Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INDEX

ITEM 6. EXHIBITS
The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

INDEX

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: August 9, 2019	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer Vice President and Chief Financial Officer [Principal Financial Officer]

Date: August 9, 2019	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman Corporate Controller [Principal Accounting Officer]