Form 10-Q
period 2019-12-31
CABOT MICROELECTRONICS CORP
filed 2020-02-07
CIK 1102934

INDEX
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
December 31, 2019
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of January 31, 2020, the Company had 29,227,174 shares of Common Stock, par value $0.001 per share, outstanding.

INDEX
CABOT MICROELECTRONICS CORPORATION

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2019	2018
Revenue	$283,143	$221,778

Cost of sales	154,461	122,445

Gross profit	128,682	99,333

Operating expenses:
Research, development and technical	12,811	14,040
Selling, general and administrative	54,439	61,128
Total operating expenses	67,250	75,168

Operating income	61,432	24,165

Interest expense	11,920	6,890

Interest income	315	1,019

Other income (expense), net	(397)	(1,411)
Income before income taxes	49,430	16,883

Provision for income taxes	10,881	3,440

Net income	$38,549	$13,443

Basic earnings per share (in dollars per share)	$1.32	$0.50

Weighted average basic shares outstanding	29,137	27,157

Diluted earnings per share (in dollars per share)	$1.30	$0.48

Weighted average diluted shares outstanding	29,694	27,762
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended December 31,
	2019	2018
Net income	$38,549	$13,443
Other comprehensive income, net of tax:
Foreign currency translation adjustments	15,851	2,425
Minimum pension liability adjustment	—	(251)
Net unrealized loss on cash flow hedges	4,259	—
Other comprehensive income, net of tax	20,110	2,174
Comprehensive income	$58,659	$15,617
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	December 31, 2019	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$194,328	$188,495
Accounts receivable, less allowance for doubtful accounts of $2,406 at December 31, 2019, and $2,377 at September 30, 2019	144,741	146,113
Inventories	156,140	145,278
Prepaid expenses and other current assets	31,634	28,670
Total current assets	526,843	508,556

Property, plant and equipment, net	296,724	276,818
Goodwill	717,313	710,071
Other intangible assets, net	737,076	754,044
Deferred income taxes	6,634	6,566
Other long-term assets	35,819	5,711
Total assets	$2,320,409	$2,261,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,485	$54,529
Current portion of long-term debt	10,650	13,313
Accrued expenses, income taxes payable and other current liabilities	98,022	103,618
Total current liabilities	158,157	171,460

Long-term debt, net of current portion, less prepaid debt issuance costs of $17,159 at December 31, 2019 and $17,900 at September 30, 2019	926,541	928,463
Deferred income taxes	128,549	121,993
Other long-term liabilities	77,163	59,473
Total liabilities	1,290,410	1,281,389

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common Stock: Authorized: 200,000,000 shares, $0.001 par value; Issued: 39,719,407 shares at December 31, 2019, and 39,592,468 shares at September 30, 2019	40	40
Capital in excess of par value of common stock	995,191	988,980
Retained earnings	488,187	461,501
Accumulated other comprehensive income (loss)	(3,616)	(23,238)
Treasury stock at cost, 10,513,931 shares at December 31, 2019, and 10,491,252 shares at September 30, 2019	(449,803)	(446,906)
Total stockholders’ equity	1,029,999	980,377

Total liabilities and stockholders’ equity	$2,320,409	$2,261,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$38,549	$13,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,642	16,541
Accretion on Asset Retirement Obligations - Liabilities	106	—
Provision for doubtful accounts	(30)	(169)
Share-based compensation expense	4,763	8,170
Deferred income tax (expense) benefit	1,434	(12,925)
Non-cash foreign exchange (gain) loss	(98)	160
Loss on disposal of property, plant and equipment	6	33
Non-cash charge on inventory step up of acquired inventory sold	—	10,261
Amortization of debt issuance costs	783	485
Other	1,833	3,130
Changes in operating assets and liabilities:
Accounts receivable	2,204	2,584
Inventories	(10,037)	(7,393)
Prepaid expenses and other assets	(2,455)	(2,051)
Accounts payable	(5,587)	7,819
Accrued expenses, income taxes payable and other liabilities	(14,989)	(26,387)
Net cash provided by operating activities	48,124	13,701

Cash flows from investing activities:
Additions to property, plant and equipment	(26,013)	(7,847)
Proceeds from sales of property, plant and equipment	543	—
Acquisition of a business, net of cash acquired	—	(1,182,186)
Net cash used in investing activities	(25,470)	(1,190,033)

Cash flows from financing activities:
Repayment of long-term debt	(5,326)	—
Repurchases of common stock	(2,897)	(4,001)
Proceeds from issuance of long-term debt	—	1,062,337
Debt issuance costs	—	(18,745)
Principal payments under financing lease obligations	(2)	—
Proceeds from issuance of stock	1,448	3,031
Dividends paid	(12,487)	(10,377)
Net cash (used in) provided by financing activities	(19,264)	1,032,245

Effect of exchange rate changes on cash	2,443	46
Increase (decrease) in cash and cash equivalents	5,833	(144,041)
Cash and cash equivalents at beginning of period	188,495	352,921
Cash and cash equivalents at end of period	$194,328	$208,880

Supplementary Cash Flow Information:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$9,043	$1,558
Equity consideration related to the acquisition of KMG Chemicals, Inc	—	331,048
Cash paid during the period for lease liabilities	1,897	—
Right of use asset obtained in exchange for lease liabilities	1,155	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and amounts in thousands)

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 30, 2019	$40	$988,980	$461,501	$(23,238)	$(446,906)	$980,377

Share-based compensation expense		4,763				4,763
Repurchases of common stock - other, at cost					(2,897)	(2,897)
Exercise of stock options		1,298				1,298
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		150				150
Net income			38,549			38,549
Dividends ($0.42 per share in dollars)			(12,351)			(12,351)
Effect of the adoption of the stranded tax effect accounting standards			488	(488)		—
Foreign currency translation adjustment				15,851		15,851
Cash flow hedges				4,259		4,259

Balance at December 31, 2019	$40	$995,191	$488,187	$(3,616)	$(449,803)	$1,029,999

	Common Stock	Capital In Excess Of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 30, 2018	$36	$622,498	$471,673	$4,539	$(432,054)	$666,692

Share-based compensation expense		8,170				8,170
Repurchases of common stock - other, at cost					(4,001)	(4,001)
Exercise of stock options		3,097				3,097
Issuance of common stock in connection with acquisition of KMG Chemicals, Inc.	3	331,045				331,048
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		75				75
Net income			13,443			13,443
Dividends ($0.40 per share in dollars)			(11,598)			(11,598)
Effect of the adoption of the revenue recognition accounting standards			(933)			(933)
Foreign currency translation adjustment				2,425		2,425
Minimum pension liability adjustment				(251)		(251)

Balance at December 31, 2018	$39	$964,885	$472,585	$6,713	$(436,055)	$1,008,167
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except share and per share amounts)
1. BACKGROUND AND BASIS OF PRESENTATION
Cabot Microelectronics Corporation (“Cabot Microelectronics”, “the Company”, “us”, “we”, or “our”) is a leading global supplier of consumable materials to semiconductor manufacturers and pipeline companies. The Company's products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. On November 15, 2018 (the “Acquisition Date”), we completed our acquisition of KMG Chemicals, Inc. (“KMG”), which produces and distributes specialty chemicals and performance materials for the semiconductor industry, pipeline and adjacent industries, and industrial wood preservation industry (the “Acquisition”).  The Acquisition extended and strengthened our position as one of the leading suppliers of consumable materials to the semiconductor industry and expanded our portfolio with the addition of KMG’s businesses, which we believe enables us to be a leading global provider of performance materials to pipeline operators. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of KMG from the Acquisition Date. Since the Acquisition, we now operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our heritage CMP slurries and polishing pads businesses, as well as the KMG electronic chemicals business.  The Performance Materials segment includes KMG’s heritage pipeline performance and wood treatment businesses, and our heritage QED business. For additional information, refer to Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
The unaudited Consolidated Financial Statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics’ financial position as of December 31, 2019, cash flows for the three months ended December 31, 2019 and December 31, 2018, and results of operations for the three months ended December 31, 2019 and December 31, 2018.  The Consolidated Balance Sheets as of September 30, 2019 were derived from audited financial statements. The results of operations for the three months ended December 31, 2019 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2020. This Report on Form 10-Q does not contain all of the footnote disclosures from our annual financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
The Consolidated Financial Statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of December 31, 2019.
USE OF ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management's most challenging and subjective judgments include, but are not limited to, those estimates related to impairment of long-lived assets, business combinations, asset retirement obligations, goodwill, other intangible assets, income taxes and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and estimates and judgments routinely require adjustment. Actual results may differ from these estimates under different assumptions or conditions.

INDEX
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Significant Accounting Policies and Estimates
There have been no material changes, except for those disclosed below, made to the Company’s significant accounting policies disclosed in Note 2 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (ASC 842) to change the criteria for recognizing leasing transactions. The provisions of this guidance require a lessee to recognize a right of use asset and a corresponding lease liability for operating leases. Under this guidance, rental expense for operating leases, continues to be recognized on a straight-line basis over the non-cancelable lease term. As of October 1, 2019, the Company began applying the provisions of this standard prospectively for all lease transactions as of and after the effective date. Upon adoption, the Company recorded a lease liability of $30,881 and a right of use asset of $30,115. The difference between the right of use asset and lease liability primarily relates to deferred rent recorded prior to adoption. The new guidance did not have a material impact on our results of operations or cash flows for the quarter ended December 31, 2019. Refer to Note 11 of this Report on Form 10-Q for additional information regarding the Company’s lease transactions.
In February 2018, the FASB issued ASU No. 2018-02 "Income Statement – Reporting Comprehensive Income" (Topic 220). The amendments in this standard allows for an optional one-time reclassification of the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the Tax Cuts and Jobs Act (the "Tax Act") from Accumulated other comprehensive income to Retained earnings. The Company adopted this standard effective October 1, 2019, which resulted in an increase of $488 to both Retained earnings and Accumulated other comprehensive loss.
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" (Topic 326). The provisions of this standard require financial assets measured at amortized cost to be presented at the net amount expected to be collected. An allowance account would be established to present the net carrying value at the amount expected to be collected. ASU 2016-13 also provides that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance was amended through various ASU's subsequent to ASU 2016-13, all of which will be effective for the Company beginning October 1, 2020. We are currently evaluating the impact of implementing this standard on our financial statements.
In August 2018, the FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU provides specific guidance on various disclosure requirements in Topic 820, including removal, modification and addition to current disclosure requirements. ASU 2018-13 will be effective for us beginning October 1, 2020. We are currently evaluating the impact of implementing this standard on our disclosures.
In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU was issued to simplify Topic 740 through improving consistency and removing certain exceptions to general principles. ASU 2019-12 will be effective for us beginning October 1, 2021, but early adoption is permitted. We are currently evaluating the impact of implementing this standard on our financial statements.

3.  REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
The Company disaggregates revenue by product area and segment as it best depicts the nature and amount of the Company’s revenue. See Note 18 of this Report on Form 10-Q for more information.
Contract Balances
The following table provides information about contract liability balances:

	December 31, 2019	September 30, 2019
Contract liabilities (current)	$5,064	$5,008
Contract liabilities (noncurrent)	820	1,130

INDEX
At December 31, 2019, the current portion of contract liabilities of $5,064 is included in Accrued expenses, income taxes payable and other current liabilities, and the non-current portion of $820 is included in Other long-term liabilities in the Consolidated Balance Sheets.  The amount of revenue recognized during the three months ended December 31, 2019 that was included in the opening current contract liability balance in our Performance Materials segment was $2,258.  The amount of revenue recognized during the three months ended December 31, 2019 that was included in our opening contract liability balance in our Electronic Materials segment was not material.
Transaction Price Allocated to Remaining Performance Obligations

The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts with an original duration of greater than one year and (2) when the Company expects to recognize this revenue.

	Less Than 1 Year	1-3 Years	3-5 Years	Total
Revenue expected to be recognized on contract liability amounts as of December 31, 2019	$1,485	$820	$—	$2,305

4. BUSINESS COMBINATION
On the Acquisition Date, the Company completed its acquisition of 100% of the outstanding stock of KMG, which was a publicly-held company headquartered in Fort Worth, Texas. KMG specialized in producing, processing, and distributing electronic chemicals for the semiconductor industry and performance materials for the pipeline and adjacent industries, and industrial wood preservation industry. We acquired KMG to extend and strengthen our position as one of the leading suppliers of consumable materials to the semiconductor industry and to expand our portfolio with the addition of KMG’s performance materials businesses, which we believe enables us to become a leading global provider of performance materials to pipeline operators. The purchase consideration was $1,513,235, including consideration transferred of $1,536,452, less cash acquired of $23,217. The consideration was comprised of cash consideration to KMG common shareholders and equity award holders, stock consideration to KMG common shareholders and equity award holders, and cash consideration in the form of the retirement of KMG’s preexisting debt obligations. Under the terms of the definitive agreement to acquire KMG, each share of KMG common stock was converted into the right to receive $55.65 in cash and 0.2000 of a share of Cabot Microelectronics common stock. As a result, we issued 3,237,005 shares of our common stock to KMG’s common stockholders, with a stock price of $102.27 on the Acquisition Date. In connection with the Acquisition, we entered into a credit agreement which provided a seven-year, $1,065.0 million term loan facility. Refer to Note 10 of this Report on Form 10-Q for additional information. See below for a summary of the different components that comprise the total consideration.

Amount
Total cash consideration paid for KMG outstanding common stock and equity awards	$900,756
Cash provided to payoff KMG debt	304,648
Total cash consideration paid	1,205,404
Fair value of Cabot Microelectronics common stock issued for KMG outstanding common stock and equity awards	331,048
Total consideration transferred	$1,536,452

INDEX
The following table summarizes the allocation of fair values of assets acquired and liabilities assumed as of the Acquisition Date.

Amount
Cash	$23,217
Accounts receivable	63,950
Inventories	68,087
Prepaid expenses and other current assets	14,694
Property, plant and equipment	147,170
Intangible assets	844,800
Other long-term assets	5,805
Accounts payable	(28,835)
Accrued expenses and other current liabilities	(44,216)
Deferred income taxes liabilities	(156,474)
Other long-term liabilities	(15,080)
Total identifiable net assets acquired	923,118
Goodwill	613,334
Total consideration transferred	$1,536,452

The Acquisition was accounted for using the acquisition method of accounting. Tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the Acquisition Date. We believe that the information we used provides a reasonable basis for estimating the fair value of assets acquired and liabilities assumed. The Company finalized the purchase price allocation during the fourth quarter of fiscal 2019. During the first quarter of fiscal 2020, the Company made adjustments to the purchase price allocation to correct immaterial errors.

The fair values of identifiable assets and liabilities acquired were developed with the assistance of a third-party valuation firm. The fair value of acquired property, plant and equipment is primarily valued at its “value-in-use.” The fair value of acquired identifiable intangible assets was determined using the “income approach” on an individual asset basis. The key assumptions used in the calculation of the discounted cash flows include projected revenue, Operating expenses, discount rates terminal growth rates, and customer attrition rates.  The valuations and the underlying assumptions have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the Acquisition Date:

	Fair Value	Estimated Useful Life (years)
Customer relationships - Flowchem	$315,000	20
Customer relationships - Electronic chemicals	280,000	19
Customer relationships - all other	109,000	15-16
Technology and know-how	85,500	9-11
Trade name - Flowchem	46,000	Indefinite
Trade name - all other	7,000	1-15
EPA product registration rights	2,300	15
Total intangible assets	$844,800
Customer relationships represent the estimated fair value of the underlying relationships and agreements with KMG’s customers, and are being amortized on an accelerated basis in order for the expense to most accurately match the periods of highest cash flows attributable to the identified relationships. Technology and know-how represent the estimated fair value of KMG’s technology, processes and knowledge regarding its product offerings, and are being amortized on a straight-line basis. Trade names represent the estimated fair value of the brand and name recognition associated with the marketing of KMG’s product offerings and are being amortized on a straight-line basis, except for the Flowchem trade name, which we believe has an indefinite life. The intangible assets subject to amortization have a weighted average useful life of 17.9 years. For intangible assets related to the wood treatment business, the remaining useful lives were limited to the end of the calendar year 2021.

INDEX
As discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, the Company recognized asset impairment charges of $67,372, net for the wood treatment asset group due to triggering events that occurred in the fourth quarter of fiscal 2019. The Company continues to monitor the wood treatment asset group for indicators of long-lived asset or goodwill impairment. As the Company approaches the announced closure date of the facilities and there are lower estimated future cash flows, there is a potential for further impairments of long-lived assets and goodwill absent a sale of the business. While the timing and amounts of any further impairments are unknown, they could be material to the Company’s Consolidated Balance Sheets and to the Consolidated Statements of Income, but they will not affect the Company’s reported Net cash provided by operating activities. Refer to Note 10 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for additional information.
The excess of consideration transferred over the fair value of net assets acquired was recorded as goodwill, and is not deductible for income tax purposes. The goodwill is primarily attributable to anticipated revenue growth from the combined company product portfolio, expected synergies of the combined company, and the assembled workforce of KMG. The allocation of goodwill to each of the Electronic Materials and Performance Materials segments as a result of the Acquisition was $259,859 and $353,475, respectively.
For the three months ended December 31, 2019, we recorded $2,204 in Acquisition and integration-related expenses, including professional fees and retention costs. These items are included within Selling, general and administrative in the Consolidated Statements of Income.
KMG’s results of operations have been included in our unaudited Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (Loss) from the Acquisition Date. Net sales of the acquired KMG businesses for the three months ended December 31, 2019 were $133,433. KMG’s Net income for the three months ended December 31, 2019 was $14,686, which includes $206 of Acquisition-related costs. Further, additional amortization and depreciation expense associated with recording KMG’s net assets at fair value decreased KMG’s Net income post-Acquisition.
The following unaudited supplemental pro forma information summarizes the combined results of operations for Cabot Microelectronics and KMG as if the Acquisition had occurred on October 1, 2017.

Three Months Ended December 31, 2018
Revenue	$283,756
Net income	38,038
Earnings per share - basic	1.32
Earnings per share - diluted	1.29

The following costs are included in the three months ended December 31, 2018:
•Non-recurring transaction costs of $354.
•Non-recurring transaction-related employee costs, such as accelerated stock compensation expense, retention and severance expense of $84.
•Non-recurring charge for fair value write-up of inventory sold of $10,261.
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

INDEX
Quarter over quarter and year over year numbers may not always roll forward when comparing to prior period pro forma reported results. Variances can be attributed to: changes in Purchase Price Allocation values and useful lives, differences in the allocation between Cost of sales and Selling, general and administrative expenses, tax rate assumptions and interest rate calculations.

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
The following table presents financial instruments, other than long-term debt, that we measured at fair value on a recurring basis at December 31, 2019 and September 30, 2019.  See Note 10 of this Report on Form 10-Q for a detailed discussion of our long-term debt. We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

December 31, 2019	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$194,328	$—	$—	$194,328
Other long-term investments	1,176	—	—	1,176
Derivative financial instruments	—	78	—	78
Total assets	$195,504	$78	$—	$195,582

Liabilities:
Derivative financial instruments	—	18,916	—	18,916
Total liabilities	$—	$18,916	$—	$18,916

September 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$188,495	$—	$—	$188,495
Other long-term investments	980	—	—	980
Total assets	$189,475	$—	$—	$189,475

Liabilities:
Derivative financial instruments	—	24,244	—	24,244
Total liabilities	$—	$24,244	$—	$24,244

INDEX
Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets. We invest only in AAA-rated, prime institutional money market funds, comprised of high quality, short-term fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a non-qualified supplemental savings plan. The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a non-qualified plan. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal. The long-term asset was adjusted to $1,176 in the first quarter of fiscal 2020 to reflect its fair value as of December 31, 2019.

Our derivative financial instruments include foreign exchange contracts and an interest rate swap contract.  During the second quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap contract to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  The fair value of our derivative instruments is estimated using standard valuation models and market-based observable inputs over the contractual term, including one-month LIBOR-based yield curves for the interest rate swap, and forward rates and/or the Overnight Index Swap (OIS) curve for forward foreign exchange contracts, among others. We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  See Note 12 of this Report on Form 10-Q for more information on our use of derivative financial instruments.

6. INVENTORIES
Inventories consisted of the following:

	December 31, 2019	September 30, 2019

Raw materials	$66,225	$60,157
Work in process	14,209	12,940
Finished goods	75,706	72,181
Total	$156,140	$145,278

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments, which carry goodwill, Electronic Materials and Performance Materials, for the three months ended December 31, 2019.

	Electronic Materials	Performance Materials	Total
Balance at September 30, 2019	$352,797	$357,274	$710,071

Foreign currency translation impact	5,487	550	6,037
Other	—	1,205	1,205

Balance at December 31, 2019	$358,284	$359,029	$717,313

INDEX
The components of other intangible assets are:

	December 31, 2019		September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Other intangible assets subject to amortization:
Product technology, trade secrets and know-how	$124,534	$41,077	$123,948	$37,993
Acquired patents and licenses	9,023	8,462	9,023	8,397
Customer relationships, trade names, and distribution rights	689,414	83,526	684,764	64,471

Total other intangible assets subject to amortization	822,971	133,065	817,735	110,861

Other intangible assets not subject to amortization:
Other indefinite-lived intangibles*	47,170		47,170
Total other intangible assets not subject to amortization	47,170		47,170

Total other intangible assets	$870,141	$133,065	$864,905	$110,861
*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.
Amortization expense was $21,364 and $9,356 for the three months ended December 31, 2019 and 2018, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2020	$64,441
2021	83,139
2022	74,628
2023	62,781
2024	55,481
Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of our fiscal year or more frequently if indicators of potential impairment exist, using a fair-value-based approach. The recoverability of goodwill is measured at the reporting unit level, which is defined as either an operating segment or one level below an operating segment. An entity has the option to assess the fair value of a reporting unit either using a qualitative analysis ("step zero") or a quantitative analysis ("step one"). Similarly, an entity has the option to use a step zero or a step one approach to determine the recoverability of indefinite-lived intangible assets. In fiscal year 2019, we chose to use a step one analysis for both goodwill impairment and for indefinite-lived intangible asset impairment, with the exception of our CMP slurries and QED reporting units, for which we chose to use a step zero analysis for fiscal year 2019.

8. OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following:

	December 31, 2019	September 30, 2019
Long-term right of use asset	$29,662	$—
Long-term contract assets	1,721	1,164
Long-term SERP investment	1,176	980
Prepaid unamortized debt issuance cost - revolver	666	709
Other long-term assets	2,594	2,858
Total	$35,819	$5,711

INDEX
9. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES
Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31, 2019	September 30, 2019
Accrued compensation	$23,817	$33,809
Income taxes payable	20,070	15,725
Dividends payable	12,817	12,953
Taxes, other than income taxes	9,490	6,281
Current portion of operating lease liability	5,461	—
Interest rate swap liability	5,398	5,351
Contract liabilities (current)	5,064	5,008
Goods and services received, not yet invoiced	4,519	3,075
KMG - Bernuth warehouse fire related (See Note 13)	700	7,998
Accrued interest	125	3,739
Other	10,561	9,679
Total	$98,022	$103,618

10. DEBT
In connection with the Acquisition, we entered into a seven-year credit agreement (the "Credit Agreement") by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which provides for senior secured financing of up to $1,265.0 million, consisting of a term loan facility in an aggregate principal amount of $1,065.0 million (the "Term Loan Facility") and a revolving credit facility in an aggregate principal amount of up to $200.0 million (the "Revolving Credit Facility"), including a letter of credit sub-facility of up to $50.0 million. The Term Loan Facility and the Revolving Credit Facility are referred to as the “Credit Facilities".
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
During the first quarter of fiscal year 2020, the Company amended the Credit Agreement to reduce the interest rate on term loan borrowings. The amended Term Loan Facility and amended Credit Facilities are referred to as "Amended Term Loan Facility" and "Amended Credit Facilities", respectively. Borrowings under the Amended Credit Facilities bear interest at a rate per annum equal to, at the Company’s option, either (a) a LIBOR, subject to a 0.00% floor, or (b) a base rate, in each case plus an applicable margin of, in the case of borrowings under the Amended Term Loan Facility, 2.00% for LIBOR loans and 1.00% for base rate loans and, in the case of borrowings under the Revolving Credit Facility, initially, 1.50% for LIBOR loans and 0.50% for base rate loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s first lien secured net leverage ratio. The Company is also required to pay a commitment fee currently equal to 0.25% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee under the Revolving Credit Facility varies depending on the Company’s first lien secured net leverage ratio. No amount was outstanding under the Revolving Credit Facility as of December 31, 2019.
At December 31, 2019, the fair value of the Term Loan Facility, using level 2 inputs, approximated its carrying value of $954,350 as the loan bears a floating market rate of interest. As of December 31, 2019, $10,650 of the debt outstanding was classified as short-term, and $17,159 of debt issuance costs related to our Term Loan were presented as a reduction of long-term debt.

INDEX
In the second quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap contract to hedge the variability in our LIBOR-based interest payments on approximately 70% of our Term Loan Facility balance.  See Note 12 of this Report on Form 10-Q for additional information.
Principal repayments of the Term Loan Facility are generally made on the last calendar day of each quarter if that day is considered a business day.
As of December 31, 2019, scheduled principal repayments of the Term Loan were:

Fiscal Year	Principal Repayments
Remainder of 2020	$7,987
2021	10,650
2022	10,650
2023	10,650
2024	10,650
Greater than 5 years	903,763
Total	$954,350

11. LEASES

Effective October 1, 2019, the Company adopted the new lease accounting guidance which requires the recognition of a right of use asset and a corresponding lease liability for operating leases. As part of the adoption, the Company elected to apply provisions of the guidance to operating leases with terms of more than twelve months for all lease classes except for real estate leases for which the guidance is applied to all leases. Additionally, the Company elected to account for non-lease components and lease components together as a single lease component for all asset classes. The Company’s lease transactions primarily consist of leases for facilities, equipment and vehicles under operating leases. The Company does not have any material finance leases. The weighted average remaining lease term for operating leases included in the lease liability was approximately seven years, as of December 31, 2019. Certain of the Company’s leases have an option to extend the lease term and the renewal period is included in determining the lease term for leases where the renewal option is reasonably certain to be exercised.

Total lease cost for the Company for the three months ended December 31, 2019 was $2,486, which included $1,983 related to operating lease cost and $503 related to short-term and variable lease costs. The right of use asset related to operating leases as of December 31, 2019 was $29,662 and was recorded in Other long-term assets. As of December 31, 2019, the current portion of the lease liability for operating leases was $5,461 and was included in Accrued expenses, income taxes payable and other current liabilities, and the long-term portion was $25,095 and was included in Other long-term liabilities. The weighted average discount rate for operating leases was 3.02%, and was determined based on the secured incremental borrowing rate of the Company and its subsidiaries as the implicit rate is not readily determinable.

Future maturities of operating lease liabilities for the years ended September 30 are as follows:

Fiscal Year	Amount
January 2020 through September 30, 2020	$4,888
2021	4,845
2022	4,505
2023	4,331
2024	4,069
2025 and future years	11,538
Total future lease payments	34,176
Less: Imputed interest	3,620
Operating lease liability	30,556
Less: Current portion of operating lease liability	5,461
Long-term portion of operating lease liability	$25,095

INDEX
As of September 30, 2019, minimum lease payments under operating leases with noncancelable terms in excess of one are as follows:

Fiscal Year	Amount
2020	$6,984
2021	4,941
2022	4,291
2023	4,122
2024	3,710
Thereafter	12,010
Total future minimum lease payments	$36,058

12. DERIVATIVE FINANCIAL INSTRUMENTS
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
Cash Flow Hedges - Interest Rate Swap Contract
During the second quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap contract to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  As of December 31, 2019, the notional value of the interest rate swap was $699,000. This value is scheduled to decrease bi-annually and will expire on January 31, 2024.
We have designated this swap contract as a cash flow hedge pursuant to ASC 815, "Derivatives and Hedging".  Based on certain quantitative and qualitative assessments, we have determined that the hedge is highly effective and qualifies for hedge accounting.  Accordingly, unrealized gains and losses on the hedge are recorded in other comprehensive income.  Realized gains and losses are recorded on the same financial statement line as the hedged item, which is Interest expense.
Foreign Currency Contracts Not Designated as Hedges
On a regular basis, we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as Other income (expense), net in the accompanying Consolidated Statements of Income in the period in which the exchange rates change.  As of December 31, 2019 and September 30, 2019, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for foreign currencies were $9,762 and $6,239, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for foreign currencies were $21,115 and $24,270, respectively.

INDEX
The fair value of our derivative instruments included in the Consolidated Balance Sheets, which was determined using level 2 inputs, was as follows:

		Derivative Assets		Derivative Liabilities
	Consolidated Balance Sheet Location	December 31, 2019	September 30, 2019	December 31, 2019	September 30, 2019
Derivatives designated as hedging instruments
Interest rate swap contract	Accrued expenses, income taxes payable and other current liabilities	$—	$—	$5,398	$5,351
	Other long-term liabilities	$—	$—	$13,308	$18,841
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$78	$—	$—	$—
	Accrued expenses, income taxes payable and other current liabilities	$—	$—	$210	$52

The following table summarizes the effect of our derivative instruments on our Consolidated Statements of Income for the three months ended December 31, 2019 and 2018:

		Gain Recognized in Statement of Income
		Three Months Ended
	Statement of Income Location	December 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$6	$311

The interest rate swap contract has been deemed to be effective, and we realized a loss of $909 in Interest expense during the three months ended December 31, 2019.  We recorded an unrealized gain of $3,350, net of tax, in Accumulated comprehensive income during the three months ended December 31, 2019 for this interest rate swap.  As of December 31, 2019, during the next 12 months, we expect approximately $5,398 to be reclassified from Accumulated other comprehensive (loss) income into Interest expense related to our interest rate swap based on projected rates of the LIBOR forward curve as of December 31, 2019.

13. COMMITMENTS AND CONTINGENCIES
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

INDEX
On May 31, 2019, a fire occurred at the warehouse of the facility of KMG’s subsidiary, KMG-Bernuth, in Tuscaloosa, Alabama, which processes pentachlorophenol ("penta") for sale to customers in the United States and Canada. The warehouse fire, which we believe originated from non-hazardous waste materials temporarily stored in the warehouse for recycling purposes, caused no injuries and was extinguished in less than an hour. Company personnel investigated the incident, and KMG-Bernuth commenced cleanup with oversight from certain local, state and federal authorities. The carrying value of the warehouse and the affected inventory are not material. Applying the accounting guidance under ASC 410-30, Environmental Obligations and ASC 450, Contingencies, we determined that since we have environmental obligations as of the date of the fire, costs for the fire waste cleanup and disposal should be recognized to the extent they are probable and reasonably estimable. We recorded an expense of $9,494 in fiscal year 2019 and $381 in the first quarter of fiscal 2020, of which $700 remains accrued as a loss contingency. These disposal costs were charged to Cost of sales. Although we believe we have completed cleanup efforts related to the fire incident, there are potential additional disposal and other costs that cannot be reasonably estimated as of this time related to materials in the warehouse impacted by the incident due to the nature of federally-regulated penta-related requirements. The fire waste cleanup and disposal costs were significant due to these requirements, and we may incur additional significant disposal costs related to the impacted warehouse materials. We will continue to update the estimated losses as new information becomes available.

In addition, we are working with our insurance carriers on possible recovery of losses and costs, but at this point we cannot reasonably estimate whether we will receive, or if so, the amount of, any potential insurance recoveries. As such, no insurance recoveries have been recognized as of December 31, 2019.

Separately, in 2014, prior to the Acquisition, the United States Environmental Protection Agency (“EPA”) had notified KMG-Bernuth, that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) by virtue of its relationship with certain alleged predecessor companies, including Idacon, Inc (f/k/a Sonford Chemical Company) in connection with the Star Lake Canal Superfund Site near Beaumont, Texas. The EPA has estimated that the remediation will cost approximately $22.0 million. KMG-Bernuth and approximately seven other parties entered into an agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. The remediation work will be performed under a separate future agreement. Although KMG-Bernuth has not conceded liability, a reserve in connection with the remedial design was established, and as of December 31, 2019, the reserve remaining was $728.
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
In addition, our Company is subject to extensive federal, state and local laws, regulations and ordinances in the United States and in other countries. These regulatory requirements relate to the use, generation, storage, handling, emission, transportation and discharge of certain hazardous materials, substances and waste into the environment.  The Company, including its KMG entities, manage Environmental, Health and Safety (“EHS”) matters related to protection of the environment and human health, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, and the emission of substances into the air or waterways, among other EHS concerns.  Governmental authorities can enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company devotes significant financial resources to compliance, including costs for ongoing compliance.
Certain licenses, permits and product registrations are required for the Company’s products and operations in the United States, Mexico and other countries in which it does business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities.  In the United States in particular, producers and distributors of penta, which is a product manufactured and sold by KMG-Bernuth as part of the wood treatment business, are subject to registration and notification requirements under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and comparable state law in order to sell this product in the United States. Compliance with these requirements may have a significant effect on our business, financial condition and results of operations.
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

INDEX
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
We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and, as of December 31, 2019, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.
Refer to Note 20 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for additional information regarding commitments and contingencies.
POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS
We have defined benefit plans covering employees in certain foreign jurisdictions as required by local law which are unfunded. Net service costs are recorded as fringe benefit expense under Cost of sales and Operating expenses, and all other costs are recorded in the Other income (expense), net in our Consolidated Statements of Income.  The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of the fiscal year. Benefit payments under all such unfunded plans to be paid over the next ten years are expected to be approximately $7,872.  For more information regarding these plans, refer to Note 20 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
PURCHASE OBLIGATIONS

Purchase obligations include take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under an abrasive particle supply agreement with Cabot Corporation, our former parent company which is not a related party, the current term of which as a result of an amendment to the agreement in the first quarter of fiscal year 2020, now runs through December 2022.  As of December 31, 2019, purchase obligations include $31,715 of contractual commitments related to this agreement. In addition, we have a purchase commitment of $7,586 to purchase non-water-based carrier fluid, and have another purchase contract to purchase $3,900 of abrasive particles.

INDEX
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below summarizes the components of Accumulated other comprehensive income (loss) (AOCI), net of Provision for income taxes/(benefit), for the three months ended December 31, 2019 and 2018:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2019	$(2,630)	$(18,797)	$(1,811)	$(23,238)
Foreign currency translation adjustment, net of tax of $32	15,851	—	—	15,851
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $964	—	3,350	—	3,350
Reclassification adjustment into earnings, net of tax of $261	—	909	—	909
Effect of the adoption of the stranded tax effect accounting standards	(497)	9	—	(488)
Balance at December 31, 2019	$12,724	$(14,529)	$(1,811)	$(3,616)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Liabilities	Total
Balance at September 30, 2018	$5,918	$(17)	$(1,362)	$4,539
Foreign currency translation adjustment, net of tax of $608	2,425	—	—	2,425
Change in pension and other postretirement, net of tax of $0	—	—	(251)	(251)
Balance at December 31, 2018	$8,343	$(17)	$(1,613)	$6,713
The before tax amount reclassified from AOCI to Net income during the three months ended December 31, 2019 and 2018, related to cash flow hedges, were recorded as Interest expense on our Consolidated Statements of Income.

During the first quarter of fiscal 2020, the Company adopted ASU No. 2018-02 regarding the reclassification of stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the Tax Act and as a result, we reclassified $488 of stranded tax effects from Accumulated other comprehensive income to Retained earnings.

15. SHARE-BASED COMPENSATION PLANS
We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan, as amended effective March 7, 2017 (OIP); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 (ESPP); and, pursuant to the OIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008 (DDCP), and our 2001 Executive Officer Deposit Share Program (DSP).  In March 2017, our stockholders approved the material terms of performance-based awards under the OIP for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended.  For additional information regarding these programs, refer to Note 16 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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
The PSUs that have been awarded may be subject to downward or upward adjustment depending on the total shareholder return achieved by the Company during the particular performance period related to the PSUs, relative to the total shareholder return of an established market index.  We use a third-party service provider to estimate the fair value of the PSUs at grant date by using a Monte Carlo simulation model. This model simulates the stock price movements of the Company and Index constituents using certain assumptions, including the stock price of the Company and index constituents, the risk-free interest rate and stock price volatility.  Subsequent to the Acquisition, the performance metrics of the PSUs awarded in December 2017 were modified to reflect the performance metrics expected due to the Acquisition for the post-Acquisition time period subject to the PSUs.
KMG awards granted subsequent to the entry into the definitive agreement for the Acquisition, but prior to the Acquisition Date, were converted to our restricted stock units (“Replacement Awards”), with vesting in three equal installments on the first three anniversaries of the original award date. If the recipient is terminated without cause or resigns with good reason during the 18 months following the Acquisition Date, the Replacement Award will vest as of such termination date in a number of shares equal to 150% of the Replacement Award.
The share-based compensation expense of $3,253 related to the Replacement Awards, including accelerated vesting, for the three months ended December 31, 2018 is included in the table below. The expense for the three months ended December 31, 2019 included in the table below is not material.
Share-based compensation expense for the three months ended December 31, 2019 and 2018, was as follows:

	Three Months Ended December 31,
	2019	2018
Cost of sales	$912	$1,055
Research, development and technical	804	901
Selling, general and administrative	3,047	6,214
Total share-based compensation expense	4,763	8,170
Tax benefit	(938)	(1,691)
Total share-based compensation expense, net of tax	$3,825	$6,479

For additional information regarding the estimation of fair value, refer to Note 16 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

INDEX
16. INCOME TAXES
The Company’s effective income tax rate for the first quarter of fiscal 2020 was 22.0%, compared to 20.4% in the same quarter last year. The increase in our effective tax rate is primarily driven by lower tax benefit related to share based compensation, partially offset by favorable impact from the absence of non-deductible KMG Acquisition-related costs.

17. EARNINGS PER SHARE
Basic earnings per share (EPS) is calculated by dividing Net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of unvested restricted stock awards with a right to receive non-forfeitable dividends, which are considered participating securities as prescribed by the two-class method under ASC 260 “Earnings per Share”.  Diluted EPS is calculated in a similar manner, but the weighted-average number of common shares outstanding during the period is increased to include the weighted-average dilutive effect of “in-the-money” stock options and unvested restricted stock shares and units using the treasury stock method.

The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended December 31,
	2019	2018
Numerator:
Net income available to common shares	$38,549	$13,443

Denominator:
Weighted average common shares	29,137,483	27,156,882
(Denominator for basic calculation)
Weighted average effect of dilutive securities	556,211	604,954
Diluted weighted average common shares	29,693,694	27,761,836
(Denominator for diluted calculation)

Earnings per share:

Basic	$1.32	$0.50

Diluted	$1.30	$0.48

For the three months ended December 31, 2019 and 2018, approximately 36 thousand and 120 thousand shares attributable to outstanding stock options were excluded from the calculation of Diluted earnings per share.

INDEX
18. SEGMENT REPORTING
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
Beginning in fiscal 2019 and with the Acquisition, our chief operating decision maker evaluates segment performance based upon revenue and segment adjusted EBITDA.  Segment adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include items related to the Acquisition, such as expenses incurred to complete the Acquisition, integration-related expenses and impact of fair value adjustments to inventory acquired from KMG, and certain costs related to the KMG-Bernuth warehouse fire, asset impairment and restructuring charges related to the wood treatment reporting unit. We exclude these items from earnings when presenting our adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also the basis of a performance metric for our fiscal 2020 Short-Term Incentive Program (STIP).  In addition, our chief operating decision maker does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Revenue from external customers by segment are as follows:

	Three Months Ended December 31,
	2019	2018
Segment Revenue
Electronic Materials	$220,721	$190,617
Performance Materials	62,422	31,161
Total	$283,143	$221,778

Capital expenditures by segment are as follows:

	Three Months Ended December 31,
	2019	2018
Capital Expenditures
Electronic Materials	$8,485	$6,399
Performance Materials	16,369	260
Corporate	1,512	1,226
Total	$26,366	$7,885

INDEX
Adjusted EBITDA by segment are as follows:

	Three Months Ended December 31,
	2019	2018
Segment adjusted EBITDA:
Electronic Materials	$81,198	$74,825
Performance Materials	27,478	13,067
Unallocated corporate expenses	(13,403)	(11,042)
Interest expense	(11,920)	(6,890)
Interest income	315	1,019
Depreciation and amortization	(31,642)	(16,541)
Acquisition and integration-related expenses	(2,204)	(27,294)
Charge for fair value write-up of acquired inventory sold	—	(10,261)
Costs related to KMG-Bernuth warehouse fire (See Note 13) and restructuring of wood treatment business	(392)	—
Income before income taxes	$49,430	$16,883

We began to manage and report our results under the new organizational structure in conjunction with the Acquisition in fiscal 2019 and have reflected this change for all historical periods presented. Since the two segments operate independently and serve different markets and customers, there are no sales between segments.  Revenue from external customers and segment adjusted EBITDA shown for Performance Materials for the quarter ended December 31, 2018 includes Cabot Microelectronics’ heritage QED business.  The adjustments to segment EBITDA for the three months ended December 31, 2019 represent addbacks of the Acquisition and integration-related expenses, costs related to KMG-Bernuth warehouse fire, and restructuring and asset impairment charges related to wood treatment business. The adjustments to segment EBITDA for the three months ended December 31, 2018 represent addbacks of Acquisition and integration-related expenses, and a charge for the write-up of inventory acquired from KMG to fair value for inventory sold in the period. The unallocated portions of corporate functions including finance, legal, human resources, information technology, and corporate development are not directly attributable to a reportable segment.

INDEX
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), as well as disclosures included elsewhere in this Report on Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act").  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking and address a variety of subjects including, for example, future sales and operating results; growth or contraction, and trends in the industry and markets in which the Company participates; the acquisition of, investment in, or collaboration with other entities, including the Company’s acquisition of KMG Chemicals, Inc. (“KMG”), and the expected benefits and synergies of such acquisition, divestment or disposition, or cessation of investment in certain, of the Company’s businesses; new product introductions; development of new products, technologies and markets; product performance; the financial conditions of the Company's customers; competitive landscape; the Company's supply chain; natural disasters; various economic or political factors and international or national events, including related to global public health crises and the enactment of trade sanctions, tariffs, or other similar matters; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; environmental, health and safety laws and regulations, and related compliance; the operation of facilities by Cabot Microelectronics; the Company's management; foreign exchange fluctuation; the Company's current or future tax rate, including the effects of the Tax Cuts and Jobs Act in the United States (the “Tax Act”); cybersecurity threats; financing facilities and related debt, pay off or payment of principal and interest, and compliance with covenants and other terms; and, uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors. Statements that are not historical facts, including statements about Cabot Microelectronics’ beliefs, plans and expectations, are forward-looking statements. Such statements are based on current expectations of Cabot Microelectronics’ management and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. For information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to Cabot Microelectronics’ filings with the Securities and Exchange Commission (“SEC”), including the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and this Report on Form 10-Q. Except as required by law, Cabot Microelectronics undertakes no obligation to update forward-looking statements made by it to reflect new information, subsequent events or circumstances. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.
This following discussion and analysis, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, including the Consolidated Financial Statements and related notes thereto.

FIRST QUARTER OF FISCAL 2020 OVERVIEW
Cabot Microelectronics Corporation (“Cabot Microelectronics”, “the Company”, “us”, “we”, or “our”) is a leading global supplier of consumable materials to semiconductor manufacturers and pipeline companies. The Company's products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. As discussed above, on November 15, 2018 (the “Acquisition Date”), we completed our acquisition of KMG Chemicals, Inc. (“KMG”), which produces and distributes specialty chemicals and performance materials for the semiconductor industry, pipeline and adjacent industries, and industrial wood preservation industry (the “Acquisition”). The Acquisition extended and strengthened our position as one of the leading suppliers of consumable materials to the semiconductor industry and expanded our portfolio with the addition of KMG’s businesses, which we believe enables us to be a leading global provider of performance materials to pipeline operators. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of KMG from the Acquisition Date. Since the Acquisition, we now operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our heritage CMP slurries and polishing pads businesses, as well as the KMG electronic chemicals business.  The Performance Materials segment includes KMG’s heritage pipeline performance and wood treatment businesses, and our heritage QED business. For additional information, refer to Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

INDEX
In our Electronic Materials segment, the recovery of the semiconductor industry we began to see in our fourth quarter of fiscal 2019 continued during our first quarter of fiscal 2020. In the first quarter, we observed some stabilization in product demand from our memory customers, in addition to ongoing increased demand from our foundry and logic customers.
In our Performance Materials segment, increased demand for our drag reducing agents (DRA) products in our pipeline performance business continued.
However, there are many factors that make it difficult for us to predict future revenue trends for our Company, including those discussed in Part II, Item 1A entitled “Risk Factors” of this Report on Form 10-Q.
Revenue for our first quarter of fiscal 2020 was $283.1 million, which represented an increase of 27.7% from the same quarter of fiscal 2019, primarily due to the Acquisition.
Net income was $38.5 million in the first quarter of fiscal 2020, which represented an increase of 186.8% from the same quarter of fiscal 2019. Net income benefited from the addition of the KMG businesses, lower Acquisition and integration-related costs, partially offset by increased amortization and depreciation associated with re-valuing KMG assets to fair value and higher Interest expense resulting from the debt borrowing to finance the Acquisition.
Adjusted EBITDA, a non-GAAP financial measure, was $95.3 million in the first quarter of fiscal 2020.  This represents an increase of $18.4 million, or a 24.0% increase from the same quarter of fiscal 2019.  Adjusted EBITDA benefited from the addition of the KMG businesses, partially offset by the softer industry conditions that resulted in lower demand for Cabot Microelectronics’ heritage CMP products compared to the first quarter of fiscal 2019. Refer to the “Use of Certain GAAP and Non-GAAP Financial Information” section below for the definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to Net income, the most comparable GAAP financial measure. Adjusted EBITDA margin, which represents adjusted EBITDA as a percentage of revenue, was 33.6% for the first quarter of fiscal 2020, compared to 34.7% for the same quarter of fiscal 2019.

During the quarter, the Company amended the Credit Agreement to reduce the interest rate on term loan borrowings. See Note 10 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for additional information regarding the Amended Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.   Except for the discussion on leases in Note 2 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q, no material changes have been made to the Company’s significant accounting policies during the first three months of fiscal 2020. See Note 2 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for a discussion of new accounting pronouncements related to leases.

INDEX
RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2019, VERSUS THREE MONTHS ENDED DECEMBER 31, 2018
REVENUE
Revenue was $283.1 million for the three months ended December 31, 2019, which represented a 27.7%, or $61.4 million, increase from the three months ended December 31, 2018, primarily due to the Acquisition. Revenue from Cabot Microelectronics’ heritage businesses decreased by $10.0 million, or 6.3%, primarily due to lower sales volume resulting from reduced demand.
COST OF SALES
Cost of sales was $154.5 million for the three months ended December 31, 2019, which represented an increase of 26.1%, or $32.0 million, from the three months ended December 31, 2018, primarily due to the Acquisition. The Cost of sales from Cabot Microelectronics’ heritage businesses decreased by $4.6 million, primarily driven by lower sales volume.
GROSS MARGIN
Our gross margin was 45.4% for the three months ended December 31, 2019, compared to 44.8% for the three months ended December 31, 2018.  The increase was primarily due to higher sales volume and favorable variable manufacturing costs.
RESEARCH, DEVELOPMENT AND TECHNICAL
Total Research, development and technical expenses were $12.8 million for the three months ended December 31, 2019, which represented a decrease of 8.8%, or $1.2 million, from the three months ended December 31, 2018.  The decrease was primarily due to lower staffing-related costs of $0.6 million, including incentive compensation costs, and lower supplies used in research and development of $0.4 million.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $54.4 million for the three months ended December 31, 2019, which represented a decrease of 10.9%, or $6.7 million, from the three months ended December 31, 2018.  The decrease was primarily due to lower Acquisition and integration-related costs of $25.1 million, partially offset by $11.1 million of amortization expense related to the Acquisition, higher professional fees of $2.1 million, $3.3 million higher staffing-related costs resulting from the increased size of our workforce following the Acquisition, including incentive compensation costs, and $0.7 million higher in IT related expenses.
INTEREST EXPENSE
Interest expense was $11.9 million for the three months ended December 31, 2019, which represented an increase of $5.0 million from the three months ended December 31, 2018.  The increase resulted from the debt borrowing to finance the Acquisition.
INTEREST INCOME
Interest income was $0.3 million for the three months ended December 31, 2019, which represented a decrease of 69.1%, or $0.7 million from the three months ended December 31, 2018 due to lower cash balances compared to the same period last year.

INDEX
OTHER INCOME (EXPENSE), NET
Other expense was $0.4 million for three months ended December 31, 2019, compared to Other expense of $1.4 million from the three months ended December 31, 2018. The change was primarily due to lower loss on foreign currency transactions in the current quarter compared to the same quarter last year.
PROVISION FOR INCOME TAXES
The Company’s effective income tax rate for the first quarter of fiscal 2020 was 22.0%, compared to 20.4% in the same quarter last year.  The increase in our effective tax rate is primarily driven by lower tax benefit related to share based compensation, partially offset by favorable impact from the absence of non-deductible KMG Acquisition-related costs.
NET INCOME
Net income was $38.5 million for the three months ended December 31, 2019, which represented an increase of 186.8%, or $25.1 million, from the three months ended December 31, 2018.  Net income benefited from the addition of the KMG businesses, lower Acquisition and integration-related costs, partially offset by increased amortization and depreciation associated with re-valuing KMG assets to fair value and higher Interest expense resulting from the debt borrowing to finance the Acquisition.

INDEX
SEGMENT ANALYSIS
Segment data is presented for our two reportable segments for the three months ended December 31, 2019 and 2018. The segment data should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report on Form 10-Q.
Revenue from external customers and adjusted EBITDA/Margin by segment are as follows:

Dollars in thousands	Three Months Ended December 31,
	2019	2018
Segment Revenue
Electronic Materials	$220,721	$190,617
Performance Materials	62,422	31,161
Total	$283,143	$221,778

Dollars in thousands	Three Months Ended December 31,
	2019	2018
Segment Adjusted EBITDA
Electronic Materials	$81,198	$74,825
Performance Materials	27,478	13,067
Unallocated Corporate Expenses	(13,403)	(11,042)
Total	$95,273	$76,850

	Three Months Ended December 31,
	2019	2018
Adjusted EBITDA margin
Electronic Materials	36.8%	39.3%
Performance Materials	44.0%	41.9%

THREE MONTHS ENDED DECEMBER 31, 2019, VERSUS THREE MONTHS ENDED DECEMBER 31, 2018
ELECTRONIC MATERIALS
The $30.1 million increase in Electronic Materials revenue was driven by the addition of KMG’s electronic chemicals business for the full quarter, partially offset by the decrease in the sale of Cabot Microelectronics’ heritage CMP slurries and pads products primarily due to softer industry conditions that resulted in lower demand for the Company’s products. The decrease in sales volume was partially offset by higher value product mix and price changes.  The increase in Electronic Materials adjusted EBITDA compared to prior year was driven by the addition of KMG’s electronic chemicals business. The lower adjusted EBITDA margin was primarily due to change in mix of products, as a result of the Acquisition.
PERFORMANCE MATERIALS
The $31.3 million increase in Performance Materials revenue was primarily driven by the addition of KMG’s performance materials businesses for the full quarter.  Performance Materials’ adjusted EBITDA and adjusted EBITDA margin expanded from the prior year due to the addition of KMG’s heritage performance materials businesses.

INDEX
USE OF CERTAIN GAAP AND NON-GAAP FINANCIAL INFORMATION
We provide certain non-GAAP financial information, such as adjusted EBITDA and adjusted EBITDA margin, to complement reported GAAP results because we believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures.  We exclude certain items from earnings when presenting our adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance.  Accordingly, we believe that they aid in evaluating the underlying operational performance of our business, and facilitate comparisons between periods. In addition, adjusted EBITDA is used as one of the performance goals of our fiscal 2020 Short-Term Incentive Program (STIP).  A similar adjusted EBITDA calculation is also used by our lenders for a key debt compliance ratio.
Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of revenue. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include items related to the Acquisition, such as expenses incurred to complete the Acquisition and integration-related expenses, costs of restructuring and asset impairment related to the wood treatment business, costs related to the KMG-Bernuth warehouse fire, and impact of fair value adjustments to inventory acquired from KMG.
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

	Three Months Ended December 31,
	2019	2018
Segment adjusted EBITDA
Electronic Materials	$81,198	$74,825
Performance Materials	27,478	13,067
Unallocated Corporate Expenses	(13,403)	(11,042)
Total	$95,273	$76,850

	Three Months Ended December 31,
	2019	2018
Net income	$38,549	$13,443
Interest expense	11,920	6,890
Interest income	(315)	(1,019)
Income taxes	10,881	3,440
Depreciation and amortization	31,642	16,541
EBITDA *	92,677	39,295
Acquisition and integration-related expenses	2,204	27,294
Charge for fair value write-up of acquired inventory sold	—	10,261
Costs related to KMG-Bernuth warehouse fire and restructuring of wood treatment business	392	—
Adjusted EBITDA **	$95,273	$76,850

* EBITDA represents earnings before interest, taxes, depreciation and amortization.
** Adjusted EBITDA is calculated by excluding items from EBITDA that are believed to be infrequent or not indicative of the company's continuing operating performance.

LIQUIDITY AND CAPITAL RESOURCES
We generated $48.1 million in cash flows from operating activities in the first three months of fiscal 2020, compared to $13.7 million in cash from operating activities in the first three months of fiscal 2019.  The increase in operating cash flows of $34.4 million was due to an increase of Net income adjusted for non-cash reconciling items.
In the first three months of fiscal 2020, cash flows used in investing activities were $25.5 million, compared to $1,190.0 million in cash used in investing activities in the first three months of fiscal 2019.  The decrease was driven by the use of $1,182.2 million for the Acquisition during the first quarter of fiscal 2019, with the issuance of common stock satisfying the remainder of the purchase price. Capital expenditures in the first three months of fiscal 2020 were $26.0 million, compared to $7.8 million in the first three months of fiscal 2019. The increase was primarily driven by plant expansion in the U.S. related to the Performance Materials segment.
In the first three months of fiscal 2020, cash flows used in financing activities were $19.3 million, compared to $1,032.2 million provided by financing activities in the first three months of fiscal 2019.  During the first quarter of fiscal 2019, the Company received $1,043.6 million in debt proceeds, net of $18.7 million in debt issuance costs and original issue discount fees, which was used for the Acquisition. During the first three months of fiscal 2020, the Company made debt repayments of $5.3 million. In addition, our dividend payments increased from $10.4 million in the first quarter of fiscal 2019 to $12.5 million in the first quarter of fiscal 2020.

INDEX
On the Acquisition Date, we entered into a credit agreement by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), which provides for senior secured financing of up to $1,265.0 million, consisting of a term loan facility in an aggregate principal amount of $1,065.0 million (the “Term Loan Facility”) and a revolving credit facility in an aggregate principal amount of up to $200.0 million, including a letter of credit sub-facility of up to $50.0 million (the “Revolving Credit Facility”).  The Term Loan Facility and the Revolving Credit Facility are referred to as the “Credit Facilities.” The Company may generally prepay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter if any revolving loans are outstanding, commencing with the first full fiscal quarter after the Acquisition Date. Additionally, the Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. The Credit Agreement also contains customary affirmative covenants and events of default. We believe we are in compliance with these covenants. In the second quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap contract to hedge the variability in our LIBOR-based interest payments on approximately 70% of our Team Loan balance. During the quarter, the Company amended the Credit Agreement to reduce the interest rate on term loan borrowings. See Note 10 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for additional information regarding the Amended Credit Agreement.
In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million. As of December 31, 2019, $71.3 million remained available under our share repurchase program. Share repurchases are made from time to time, depending on market and other conditions. The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares. To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so. Periodically, we have entered into "10b5-1" stock purchase plan agreements with independent brokers to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.
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
As of December 31, 2019, we had $194.3 million of cash and cash equivalents, $129.2 million of which was held in foreign subsidiaries.  See Item 1A of Part II of this Report on Form 10-Q for additional discussion of our foreign operations.
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

INDEX
OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2019 and September 30, 2019, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS
There have been no material changes to the Company's contractual obligations during the first quarter of fiscal 2020, except as discussed below.
We have been operating under a multi-year supply agreement with Cabot Corporation, which has not been a related party since 2002, for the purchase of fumed silica, which as a result of an amendment to the agreement in the first quarter of fiscal year 2020, now runs through December 2022.  As of December 31, 2019, purchase obligations include an aggregate amount of $31.7 million of contractual commitments related to this agreement.
Refer to Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for additional information regarding our contractual obligations.

INDEX
SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION
The following Unaudited Pro Forma Condensed Combined Financial Information is presented to illustrate the estimated effects of the Acquisition, which was consummated on November 15, 2018 (the “Acquisition Date”), based on the historical results of operations of Cabot Microelectronics and KMG. See Notes 1 and 4 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for additional information on the Acquisition. The following Unaudited Pro Forma Condensed Combined Statement of Income for the three months ended December 31, 2018 is based on the historical financial statements of Cabot Microelectronics and KMG after giving effect to the Acquisition, and the assumptions and adjustments described in the accompanying notes to these Unaudited Pro Forma Condensed Combined Statements of Income.
The historical Cabot Microelectronics Consolidated Statement of Income for the three months ended December 31, 2018 was derived from the consolidated financial statements included elsewhere in this Form 10-Q. The historical KMG Consolidated Statements of Income for the three months ended December 31, 2018 includes information derived from KMG’s books and records. Prior to the Acquisition, KMG was on a July 31st fiscal year end reporting cycle. These pro forma financials include actual KMG’s pre-Acquisition results with the months aligned to Cabot Microelectronics’ fiscal periods, and therefore, they do not align with consolidated financial statements included in KMG’s Quarterly Reports on Form 10-Q.
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
The Unaudited Pro Forma Condensed Combined Financial Information was prepared using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the completion of the acquisition. We utilized estimated fair values at the Acquisition Date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed. This allocation was initially completed as of November 15, 2018 and finalized in fiscal 2019.
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
In contrast, under the ASC 805 presentation in Note 4 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q, these expenses are required to be included in prior year pro forma results.
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

INDEX
CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statement of Income
For the Three Months Ended December 31, 2018
(in thousands, except per share data)

Three Months Ended December 31, 2018

Revenue	$283,756
Cost of sales	155,215
Gross profit	128,541
Operating expenses:
Research, development and technical	14,040
Selling, general and administrative expenses	58,019
Total operating expenses	72,059
Operating income	56,482
Interest expense	13,705
Interest income	1,070
Other income (expense), net	(1,669)
Income before income taxes	42,178
Provision for income taxes	3,822
Net income	$38,356

Basic earnings per share	$1.33

Weighted average basic shares outstanding	28,775

Diluted earnings per share	$1.31

Weighted average diluted shares outstanding	29,380

INDEX
CABOT MICROELECTRONICS CORPORATION
Unaudited Pro Forma Condensed Combined Statement of Income
For the Three Months Ended December 31, 2018
(in thousands, except per share data)

	Cabot Microelectronics (1)	KMG Chemicals (2)
	Three Months Ended December 31, 2018	October 1, 2018 to November 14, 2018	Presentation Reclassification (3)	Pro Forma Adjustments (4)	Pro Forma Combined

Revenue	$221,778	$61,978	$—	$—	$283,756
Cost of sales	122,445	36,534	4,741	(8,505)	155,215
Gross profit	99,333	25,444	(4,741)	8,505	128,541
Operating expenses:
Distribution expenses	—	4,741	(4,741)	—	—
Research, development and technical	14,040	—	—	—	14,040
Selling, general and administrative expenses	61,128	40,504	—	(43,613)	58,019
Amortization of intangibles	—	1,943	—	(1,943)	—
Total operating expenses	75,168	47,188	(4,741)	(45,556)	72,059
Operating income (loss)	24,165	(21,744)	—	54,061	56,482
Interest expense	6,890	8,537	—	(1,722)	13,705
Interest income	1,019	51	—	—	1,070
Derivative fair value gain	—	567	—	(567)	—
Other income (expense), net	(1,411)	(258)	—	—	(1,669)
Income before income taxes	16,883	(29,921)	—	55,216	42,178
Provision for income taxes (benefit)	3,440	(3,722)	—	4,104	3,822
Net income (loss)	$13,443	$(26,199)	$—	$51,112	$38,356

Basic earnings per share	$0.50	$—			$1.33

Weighted average basic shares outstanding	27,157	—			28,775

Diluted earnings per share	$0.48	$—			$1.31

Weighted average diluted shares outstanding	27,762	—			29,380
1 Includes heritage Cabot Microelectronics from October 1, 2018 to December 31, 2018 and heritage KMG from November 15, 2018 to December 31, 2018. On November 15, 2018, the Acquisition was completed and actual combined company results are included.
2 Heritage KMG results that occurred prior to the Acquisition on November 15, 2018.
3 Represents the reclassification of KMG distribution expenses from Operating expenses to Cost of sales, in order to conform with Cabot Microelectronics’ accounting policies.
4 Certain pro forma adjustments related to depreciation, amortization, financing costs and costs of sales have been made for the October 1, 2018 to December 31, 2018 period assuming that the Acquisition occurred on October 1, 2017. Additionally, nonrecurring pro forma adjustments have been made for deal costs, compensation expenses related to severance or accelerated stock compensation, and the fair value step-up of inventory directly attributable throughout the three-month period.

INDEX
CABOT MICROELECTRONICS CORPORATION
Summary of Pro Forma Adjustments
(in thousands, except per share data)

Three Months Ended December 31, 2018
Impact to Cost of sales:
Depreciation and amortization, net (a)	$1,756
Inventory step-up (b)	(10,261)
Impact to Cost of sales	$(8,505)

Impact to Operating expense
Depreciation and amortization step up (a)	12,618
Compensation expense (c)	(34,632)
Deal costs (d)	(21,599)
Historical KMG amortization in other operating expenses removal (a)	(1,943)
Impact to Operating expense	$(45,556)

Impact to Other income (expense), net:
Derivative fair value gain (e)	(567)
Impact to Other income (expense), net	$(567)

Impact to Interest expense:
Interest expense (f)	(1,722)
Impact to Interest expense	$(1,722)
Adjustments included in the accompanying Unaudited Pro Forma Condensed Combined Statements of Income are as follows:
(a)Depreciation and amortization expense are adjusted by removing depreciation and amortization associated with heritage KMG assets and assigning a pro forma expense based on the fair value of the assets on the date of the Acquisition. For periods after the date of the Acquisition, there is no pro forma adjustment for Depreciation and actual booked depreciation is reflected on a straight line basis. Depreciation costs are allocated to Cost of sales and Selling, general and administrative expenses based on historical KMG allocations. Amortization costs are allocated to Costs of sales or Selling, general and administrative expense based on the use of the asset, where applicable.
(b)Cost of sales is impacted by increased inventory balance caused by the non-cash impact of the step up to fair value of the inventory. The incremental costs of sales driven by the inventory step-up during the period have been removed.
(c)Directly attributable and non-recurring compensation expense related to non-recurring retention expenses and stock award vesting directly attributable to the Acquisition are removed for pro forma purposes. For KMG stock awards that were replaced by Company stock awards in connection with the Acquisition ("Replacement Awards"), the vesting for on-going service expenses are added as a pro forma adjustment.
(d)The elimination of non-recurring deal costs incurred in connection with the Acquisition.
(e)As a result of the Acquisition, there were non-recurring costs incurred by KMG as a result of retiring old debt. The costs associated with retiring the old debt facility and other financial instruments are removed for pro forma purposes. These instruments were retired as a result of the Acquisition and are not included in the pro forma results, which are presented as if the Acquisition had occurred on October 1, 2017.
(f)Changes in Interest expense as a result of financing associated with the Acquisition. The adjustments remove heritage KMG interest costs, including unused revolver fees and adds the costs associated with the new financing facilities as if the Acquisition occurred on October 1, 2017. The calculation of Interest expense considers the changing LIBOR rate and uses monthly period end averages from October 1, 2017 to December 31, 2018.

INDEX
We calculated the income tax effect of the pro forma adjustments using a 21.4% tax rate, which represents the weighted average statutory tax rate for the three-month period ended December 31, 2018.

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

INDEX
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT
We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, the New Taiwan dollar, Euro, British pound, and Singapore dollar.  Approximately 22% of our revenue for the quarter ended December 31, 2019 is transacted in currencies other than the U.S. dollar.  However, outside of the United States, we also incur expenses that are transacted in currencies other than the U.S. dollar, which mitigates the exposure on the Consolidated Statements of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheets.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.
During the three months ended December 31, 2019, we recorded $15.9 million in foreign currency translation gains, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.
MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK
We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of December 31, 2019, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INDEX
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), as of December 31, 2019.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company is in the process of integrating KMG into the Company's internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the Acquisition, there were no changes in the Company's internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

INDEX
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 13 of "Notes to the Consolidated Financial Statements" included in Item 1 of Part I of this Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR BUSINESS

DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS

Our business is affected by economic and industry conditions and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor industry demand. With respect to our Electronic Materials segment, historically, semiconductor industry demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, we have experienced relatively soft demand conditions in the semiconductor industry starting in our second fiscal quarter of 2019 and continuing through our first fiscal quarter of 2020. Previously, we had experienced the strengthening of demand conditions in the semiconductor industry from the second half of fiscal 2016 through fiscal 2018, following relatively soft demand conditions during the first half of fiscal 2016. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends. If the global economy or the semiconductor industry weakens, whether in general or as a result of specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, geopolitical conditions, or global health crises, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices, such as logic versus memory IC devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.
As to our Performance Materials segment, which continues to be an area of potential continued growth for us, our business may be impacted by changes in the utilities and/or oil and gas industries. Volatility in oil and natural gas prices may impact our customers’ activity levels, including production, and spending on our performance materials products and services. Expectations about future prices and price volatility are important in determining future spending levels for customers of our pipeline performance products and services. Historically, worldwide oil and natural gas prices and markets have been volatile, and may continue to be so in the future. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, increases in supplies from U.S. shale production, geopolitical conditions, including uprisings, political unrest, and international trade tensions, sovereign debt crises, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to economic growth and other factors in countries such as China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the Organization of Petroleum Exporting Countries and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions.
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
In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of customer relationships, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected. Examples of asset impairment charges we recently incurred include the charge we took in the fourth quarter of fiscal year 2019 related to the KMG wood treatment business. Absent a sale of the wood treatment business, as we approach the announced closure date of the Matamoros and Tuscaloosa facilities and there are fewer estimated future cash flows, there is ongoing potential for further impairments of long-lived assets and impairment of goodwill. While the timing and amounts of any further impairments are unknown, our results of operations and financial condition could be adversely affected. See Notes 9 and 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for a more detailed discussion of this impairment.
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
We depend on our supply chain to enable us to meet the demands of our customers. Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers. Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our products, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, global public health crises, geopolitical, trade or labor-related issues, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers. In particular, severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our operations by disrupting services provided by service companies or suppliers with whom we have a business relationship. Additionally, some of our full-time employees are represented by labor unions, works councils or comparable organizations, particularly in Mexico and Europe. As our current agreements expire, we cannot provide assurance that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations. Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers.

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
WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We currently have operations and a large customer base outside of the United States. Approximately 64% of our revenue was generated by sales to customers outside of the United States for the fiscal year ended September 30, 2019. We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the United States with respect to non-U.S. operations of U.S. businesses like ours, geopolitical and/or trade tensions, fluctuation in exchange rates, changes in international trade requirements and sanctions and/or tariffs that affect our business and that of our customers and suppliers, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights. We also may encounter risks that we may not be able to repatriate additional earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business, or other factors.

In particular, China continues to be a fast-developing market for the semiconductor industry, and an area of potential growth for us. As business volume between China and the rest of the world continues to grow, there is risk that geopolitical, regulatory, trade, political and public health matters could adversely affect business for companies like ours based on the complex relationships among China, the United States, and other countries in the Asia Pacific region or elsewhere, which could have a material adverse impact on our business. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or, provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, including our results of operations.

In addition, we have operations and customers located in the United Kingdom, which recently has exited the European Union. Although the United Kingdom and the European Union have agreed to operate under transitional provisions under which most European Union law would remain in force in the United Kingdom until the end of December 2020, it is at present unclear as to what trade agreement the parties will operate under following such time, and it is possible that there will be greater restrictions on imports and exports between the United Kingdom and European Union countries, a fluctuation in currency exchange rates and increased regulatory complexities. These changes may adversely affect our operations and financial results. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition to date, we cannot provide assurances regarding the future effect of any such changes.

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

The EPA and other federal and state agencies in the United States, as well as comparable agencies in other countries where we have facilities or sell our products, have the authority to promulgate regulations that could have a material adverse impact on our operations. These EHS laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution and other EHS concerns resulting from our operations. Compliance with EHS laws and regulations has resulted in ongoing costs for us and could restrict our ability to modify or expand our facilities, continue production, require us to install costly pollution control equipment, or incur significant other expenses, including remediation costs. We are currently involved in investigation and remediation activities at certain sites, such as at KMG-Bernuth's Tuscaloosa, Alabama facility as described in Note 10 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We have incurred, and expect to continue to incur, significant costs to comply with EHS laws or to address liabilities for contamination resulting from past or present operations. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of EHS laws and regulations, and could, among other things, impose liability on us to cleanup or mitigate environmental, natural resources or other damages resulting from a release of pesticides, hazardous materials or other chemicals into the environment. We maintain insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental incidences is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases; although unknown at present, the KMG-Bernuth warehouse fire may be such an instance.

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

Governmental regulatory authorities have required, and may require in the future, that certain scientific testing and data production be provided on our products. Under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), the EPA requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement significantly increases our Operating expenses, and we expect those expenses will continue in the future while we operate the wood treatment business. Because scientific analyses are constantly improving, we cannot determine with certainty whether or not new or additional tests may be required by regulatory authorities. While good laboratory practice standards specify the minimum practices and procedures that must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance that the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. Recent changes to the Toxic Substances Control Act (“TSCA”) could result in increased regulation and required testing of chemicals we manufacture and could increase the costs of compliance for our operations. We can provide no assurance that the cost of such compliance will not adversely affect our profitability. Our products could also be subject to other future regulatory action that may result in restricting or completely banning their use which could have an adverse effect on our performance and results of operations.

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

2. The classification of penta as a Persistent Organic Pollutant (“POP”) under the Stockholm Convention may adversely affect our ability to manufacture or sell our penta products: The Conference of the Parties (“COP”) accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and crossarms could continue for an extended period of five to ten years. KMG-Bernuth supplies penta to industrial customers who use it primarily to treat utility poles and crossarms. The U.S. is not bound by the determination of the COP because it did not ratify the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. KMG-Bernuth's sole penta manufacturing facility is located in Matamoros, Mexico, and its processing facility is located in Tuscaloosa, Alabama. As a result of the classification of penta as a POP, the Mexican government requires KMG-Bernuth to cease producing penta in Mexico by the end of 2021. In July 2019, KMG-Bernuth had communicated plans to close both the Matamoros and Tuscaloosa facilities by such date and to consolidate into and build a new facility. However, in November 2019, we communicated that we will not build a new facility, and that we intend to explore various options for the wood treatment business. We took a restructuring charge and asset impairment charges in our fourth fiscal quarter of 2019 related to the decision to close the Matamoros and Tuscaloosa facilities and to not build a new plant. No assurance can be given that we will not incur significant expenditures in connection with closing the facilities, or that the ultimate action of the COP and our related decisions will not adversely impact on our financial condition and results of operation.

3. If our products are not re-registered by the EPA or are re-registered subject to new restrictions, our ability to sell our products may be curtailed or significantly limited: KMG-Bernuth's penta product registrations are under continuous review by the EPA under FIFRA. KMG-Bernuth has submitted and will continue to submit a wide range of scientific data to support its U.S. registrations. To satisfy the registration review, KMG-Bernuth is required to demonstrate, among other things, that its products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, the EPA announced that it had determined that penta was eligible for re-registration, but the EPA proposed new restrictions on the use of penta that have required KMG-Bernuth's customers to incur substantial additional costs and to revise certain operating procedures. In December 2014, the EPA issued a registration review work plan that required penta registrants to provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued registration. KMG-Bernuth conducted required testing in accordance with the EPA's proposed work plan. In January 2020, the EPA published a Registration Review Draft Risk Assessment for Pentachlorophenol, dated June 27, 2019, which included several key preliminary EPA conclusions related to the safety and environmental risks of penta as a wood treating product. We are currently reviewing this draft risk assessment and intend to provide the EPA with responsive comments. We cannot tell you when or if the EPA will issue a final decision concluding that the conditions of re-registration for its penta products and all additional testing requirements have been satisfied. We cannot assure you that KMG-Bernuth's products will not be subject to use or labeling restrictions that may have an adverse effect on our financial position and results of operations. The failure of KMG-Bernuth's products to be re-registered, to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have an adverse effect on our financial condition and results of operations.

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

TAX INCREASES OR CHANGES IN TAX RULES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

As a company conducting business on a global basis, we are exposed, both directly and indirectly, to effects of changes in United States, state, local and foreign tax rules. In December 2017, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States. Known and certain estimated effects based upon current interpretation of the Tax Act have been incorporated into our financial results. As additional clarification and implementation guidance is issued on the Tax Act, it may be necessary to adjust our income tax estimates, as we experienced in our second fiscal quarter of fiscal 2019 with respect to our previously reported Transition Tax described in Note 19 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Adjustments to income tax amounts could be material to our results of operations and cash flows. In addition, there is a risk that state or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows.

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

INDEX
In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. Privacy security laws and regulations, including the United Kingdom's Data Protection Act 2018 and the European Union General Data Protection Regulation 2016, and similar laws in countries such as Korea and Taiwan, among others, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties that could adversely affect our business and results of operations.

OUR ABILITY TO RAISE CAPITAL IN THE FUTURE MAY BE LIMITED, WHICH COULD PREVENT US FROM GROWING, AND OUR EXISTING CREDIT AGREEMENT COULD RESTRICT OUR BUSINESS ACTIVITIES

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Our Amended Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under it. Furthermore, additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants that could further restrict our business activities or our ability to execute our strategic objectives and could reduce our profitability. If we raise or borrow funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

In addition, borrowings under our Amended Credit Facilities generally bear interest based on (a) a London Inter-bank Offered Rate (“LIBOR”), subject to a 0.00% floor, or (b) a base rate, in each case plus an applicable margin of, in the case of borrowings under the Amended Term Loan Facility, 2.00% for LIBOR loans and 1.00% for base rate loans and, in the case of borrowings under the Revolving Credit Facility, initially, 1.50% for LIBOR loans and 0.50% for base rate loans. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In the United States, the Alternative Reference Rates Committee (“ARRC”), the working group formed to recommend an alternative rate to LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR. When LIBOR ceases to exist after 2021, any calculation of interest based upon the Alternate Base Rate (or any comparable or replacement formulation), may result in higher interest rates. To the extent that these interest rates increase, our Interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic, geopolitical, global public health, political and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements, and changes in market evaluations, by securities analysts, investors, market participants or others, of or related to, us or participants in the semiconductor and related industries; changes in business, trade or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital deployment strategy, issuances of shares of our capital stock or entering into a business combination or other strategic transaction; and trading volume of our common stock.

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

INDEX
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million. We did not purchase any shares under this program during the first quarter of fiscal 2020.  As of December 31, 2019, $71.3 million remained outstanding under our share repurchase program. The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources”, of this Report on Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INDEX
ITEM 6. EXHIBITS
The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Amendment No. 1, dated as of December 20, 2019, to Credit Agreement, dated as of November 15, 2018, by and among Cabot Microelectronics Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 24, 2019.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	Cover Page Interactive Data File - The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: February 7, 2020	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer Vice President and Chief Financial Officer [Principal Financial Officer]

Date: February 7, 2020	By:	/s/ THOMAS S. ROMAN
Thomas S. Roman Corporate Controller [Principal Accounting Officer]