Form 10-Q
period 2020-03-31
CABOT MICROELECTRONICS CORP
filed 2020-05-08
CIK 1102934

INDEX
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2020
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of April 30, 2020, the Company had 29,063,259 shares of Common Stock, par value $0.001 per share, outstanding.

INDEX
CABOT MICROELECTRONICS CORPORATION

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenue	$284,193	$265,391	$567,336	$487,169

Cost of sales	163,091	150,571	317,552	273,016

Gross profit	121,102	114,820	249,784	214,153

Operating expenses:
Research, development and technical	13,230	12,778	26,041	26,818
Selling, general and administrative	56,209	50,328	110,648	111,456
Total operating expenses	69,439	63,106	136,689	138,274

Operating income	51,663	51,714	113,095	75,879

Interest expense	10,753	13,331	22,673	20,221

Interest income	143	568	458	1,587

Other income (expense), net	(1,010)	(1,014)	(1,407)	(2,425)
Income before income taxes	40,043	37,937	89,473	54,820

Provision for income taxes	7,144	10,800	18,025	14,240

Net income	$32,899	$27,137	$71,448	$40,580

Basic earnings per share (in dollars per share)	$1.12	$0.94	$2.45	$1.45

Diluted earnings per share (in dollars per share)	$1.11	$0.92	$2.41	$1.42

Weighted average basic shares outstanding	29,287	28,998	29,183	28,066

Weighted average diluted shares outstanding	29,725	29,479	29,666	28,607
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income	$32,899	$27,137	$71,448	$40,580
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(19,725)	(992)	(3,874)	1,433
Minimum pension liability adjustment	—	251	—	—
Net unrealized loss on cash flow hedges	(17,307)	(6,474)	(13,048)	(6,474)
Other comprehensive income, net of tax	(37,032)	(7,215)	(16,922)	(5,041)
Comprehensive income (loss)	$(4,133)	$19,922	$54,526	$35,539
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share amounts)

	March 31, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$340,702	$188,495
Accounts receivable, less allowance for doubtful accounts of $2,718 at March 31, 2020 and $2,377 at September 30, 2019	151,959	146,113
Inventories	157,872	145,278
Prepaid expenses and other current assets	25,768	28,670
Total current assets	676,301	508,556

Property, plant and equipment, net	320,846	276,818
Goodwill	709,823	710,071
Other intangible assets, net	708,659	754,044
Deferred income taxes	6,607	6,566
Other long-term assets	37,724	5,711
Total assets	$2,459,960	$2,261,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,803	$54,529
Short-term debt	150,000	—
Current portion of long-term debt	10,650	13,313
Accrued expenses, income taxes payable and other current liabilities	109,389	103,618
Total current liabilities	328,842	171,460

Long-term debt, net of current portion, less prepaid debt issuance costs of $16,420 at March 31, 2020 and $17,900 at September 30, 2019	914,617	928,463
Deferred income taxes	112,780	121,993
Other long-term liabilities	94,311	59,473
Total liabilities	1,450,550	1,281,389

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common Stock Authorized: 200,000,000 shares, $0.001 par value; Issued: 39,854,529 shares at March 31, 2020, and 39,592,468 shares at September 30, 2019	40	40
Capital in excess of par value of common stock	1,008,311	988,980
Retained earnings	508,126	461,501
Accumulated other comprehensive income (loss)	(40,648)	(23,238)
Treasury stock at cost, 10,672,652 shares at March 31, 2020, and 10,491,252 shares at September 30, 2019	(466,419)	(446,906)
Total stockholders’ equity	1,009,410	980,377

Total liabilities and stockholders’ equity	$2,459,960	$2,261,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$71,448	$40,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,192	43,889
Accretion on Asset Retirement Obligations - Liabilities	255	—
Provision for doubtful accounts	185	(314)
Share-based compensation expense	8,997	11,708
Deferred income tax expense (benefit)	(7,117)	(13,811)
Non-cash foreign exchange (gain) loss	325	354
Loss (Gain) on disposal of property, plant and equipment	(69)	(58)
Non-cash charge on inventory step up of acquired inventory sold	—	14,827
Amortization of debt issuance costs	1,565	1,286
Other	959	2,337
Changes in operating assets and liabilities:
Accounts receivable	(6,386)	9,445
Inventories	(13,103)	(21,100)
Prepaid expenses and other assets	5,020	5,415
Accounts payable	(1,102)	(429)
Accrued expenses, income taxes payable and other liabilities	(12,830)	(40,601)
Net cash provided by operating activities	112,339	53,528

Cash flows from investing activities:
Additions to property, plant and equipment	(59,192)	(19,472)
Proceeds from sales of property, plant and equipment	1,587	1,210
Acquisition of a business, net of cash acquired	—	(1,182,186)
Cash settlement of life insurance policy	—	3,959
Net cash used in investing activities	(57,605)	(1,196,489)

Cash flows from financing activities:
Repayment of long-term debt	(17,988)	(45,000)
Repurchases of common stock	(19,513)	(4,695)
Proceeds from issuance of long-term debt	—	1,062,337
Proceeds from revolving line of credit	150,000	—
Debt issuance costs	—	(18,745)
Principal payments under financing lease obligations	(4)	—
Proceeds from issuance of stock	10,334	10,361
Dividends paid	(24,752)	(21,934)
Net cash provided by financing activities	98,077	982,324

Effect of exchange rate changes on cash	(604)	(24)
Increase (decrease) in cash and cash equivalents	152,207	(160,661)
Cash and cash equivalents at beginning of period	188,495	352,921
Cash and cash equivalents at end of period	$340,702	$192,260

Supplemental Cash Flow Information:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$13,841	$2,425
Equity consideration related to the acquisition of KMG Chemicals, Inc	—	331,048
Cash paid during the period for lease liabilities	3,825	—
Right of use asset obtained in exchange for lease liabilities	3,334	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and amounts in thousands)

	Common Stock	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 30, 2019	$40	$988,980	$461,501	$(23,238)	$(446,906)	$980,377

Share-based compensation expense		4,763				4,763
Repurchases of common stock - other, at cost					(2,897)	(2,897)
Exercise of stock options		1,298				1,298
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		150				150
Net income			38,549			38,549
Dividends ($0.42 per share in dollars)			(12,351)			(12,351)
Effect of the adoption of the stranded tax effect accounting standards			488	(488)		—
Foreign currency translation adjustment				15,851		15,851
Cash flow hedges				4,259		4,259

Balance at December 31, 2019	$40	$995,191	$488,187	$(3,616)	$(449,803)	$1,029,999

Share-based compensation expense		4,234				4,234
Repurchases of common stock under Share Repurchase Program, at cost					(16,414)	(16,414)
Repurchases of common stock - other, at cost					(202)	(202)
Exercise of stock options		6,350				6,350
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,536				2,536
Net income			32,899			32,899
Dividends ($0.44 per share in dollars)			(12,960)			(12,960)
Foreign currency translation adjustment				(19,725)		(19,725)
Cash flow hedges				(17,307)		(17,307)

Balance at March 31, 2020	$40	$1,008,311	$508,126	$(40,648)	$(466,419)	$1,009,410
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
`The accompanying notes are an integral part of these Consolidated Financial Statements.

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
The unaudited Consolidated Financial Statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (U.S. GAAP).  In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics’ financial position as of March 31, 2020, cash flows for the six months ended March 31, 2020 and March 31, 2019, and results of operations for the three and six months ended March 31, 2020 and March 31, 2019.  The Consolidated Balance Sheets as of September 30, 2019 were derived from audited financial statements. The results of operations for the three and six months ended March 31, 2020 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2020. This Report on Form 10-Q does not contain all of the footnote disclosures from our annual financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
The Consolidated Financial Statements include the accounts of Cabot Microelectronics and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated as of March 31, 2020.
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
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, “Leases” (ASC 842) to change the criteria for recognizing leasing transactions. The provisions of this guidance require a lessee to recognize a right of use asset and a corresponding lease liability for operating leases. Under this guidance, rental expense for operating leases, continues to be recognized on a straight-line basis over the non-cancelable lease term. As of October 1, 2019, the Company began applying the provisions of this standard prospectively for all lease transactions as of and after the effective date. Upon adoption, the Company recorded a lease liability of $30,881 and a right of use asset of $30,115. The difference between the right of use asset and lease liability primarily relates to deferred rent recorded prior to adoption. The new guidance did not have a material impact on our results of operations or cash flows for the three and six months ended March 31, 2020. Refer to Note 11 of this Report on Form 10-Q for additional information regarding the Company’s lease transactions.
In February 2018, the FASB issued ASU No. 2018-02 “Income Statement – Reporting Comprehensive Income” (Topic 220). The amendments in this standard allow for an optional one-time reclassification of the stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the Tax Cuts and Jobs Act (the "Tax Act") from Accumulated other comprehensive income to Retained earnings. The Company adopted this standard effective October 1, 2019, which resulted in an increase of $488 to both Retained earnings and Accumulated other comprehensive loss.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). The provisions of this standard require financial assets measured at amortized cost to be presented at the net amount expected to be collected. An allowance account would be established to present the net carrying value at the amount expected to be collected. ASU 2016-13 also provides that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance was amended through various ASU's subsequent to ASU 2016-13, all of which will be effective for the Company beginning October 1, 2020. We are currently evaluating the impact of implementing this standard on our financial statements.
In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The ASU provides specific guidance on various disclosure requirements in Topic 820, including removal, modification and addition to current disclosure requirements. ASU 2018-13 will be effective for us beginning October 1, 2020. We are currently evaluating the impact of implementing this standard on our disclosures.
In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The ASU was issued to simplify Topic 740 through improving consistency and removing certain exceptions to general principles. ASU 2019-12 will be effective for us beginning October 1, 2021, but early adoption is permitted. We are currently evaluating the impact of implementing this standard on our financial statements.
In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The standard provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. We are currently evaluating the impact of the reference rate reform on our contracts and the resulting impact of adopting this standard on our financial statements.

3.  REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
The Company disaggregates revenue by product area and segment as it best depicts the nature and amount of the Company’s revenue. See Note 18 of this Report on Form 10-Q for more information.

INDEX
Contract Balances
The following table provides information about contract liability balances:

	March 31, 2020	September 30, 2019
Contract liabilities (current)	$7,293	$5,008
Contract liabilities (noncurrent)	1,580	1,130

At March 31, 2020, the current portion of contract liabilities of $7,293 is included in Accrued expenses, income taxes payable and other current liabilities, and the non-current portion of $1,580 is included in Other long-term liabilities in the Consolidated Balance Sheets.  The amount of revenue recognized during the three and six months ended March 31, 2020 that was included in the opening current contract liability balances in our Performance Materials segment were $769 and $3,027, respectively.  The amount of revenue recognized during the three and six months ended March 31, 2020 that was included in our opening contract liability balances in our Electronic Materials segment was not material.
Transaction Price Allocated to Remaining Performance Obligations
The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts with an original duration of greater than one year and (2) when the Company expects to recognize this revenue.

	Less Than 1 Year	1-3 Years	Total
Revenue expected to be recognized on contract liability amounts as of March 31, 2020	$1,182	$1,580	$2,762

4. BUSINESS COMBINATION
On the Acquisition Date, the Company completed its acquisition of 100% of the outstanding stock of KMG, which was a publicly-held company headquartered in Fort Worth, Texas. KMG specialized in producing, processing, and distributing electronic chemicals for the semiconductor industry and performance materials for the pipeline and adjacent industries, and industrial wood preservation industry. We acquired KMG to extend and strengthen our position as one of the leading suppliers of consumable materials to the semiconductor industry and to expand our portfolio with the addition of KMG’s performance materials businesses, which we believe enables us to become a leading global provider of performance materials to pipeline operators. The purchase consideration was $1,513,235, including consideration transferred of $1,536,452, less cash acquired of $23,217. The consideration was comprised of cash consideration to KMG common stockholders and equity award holders, stock consideration to KMG common stockholders and equity award holders, and cash consideration in the form of the retirement of KMG’s preexisting debt obligations. Under the terms of the definitive agreement to acquire KMG, each share of KMG common stock was converted into the right to receive $55.65 in cash and 0.2000 of a share of Cabot Microelectronics common stock. As a result, we issued 3,237,005 shares of our common stock to KMG’s common stockholders, with a stock price of $102.27 on the Acquisition Date. In connection with the Acquisition, we entered into a credit agreement which provided a seven-year, $1,065.0 million term loan facility. Refer to Note 10 of this Report on Form 10-Q for additional information. See below for a summary of the different components that comprise the total consideration.

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
For the three and six months ended March 31, 2020, we recorded $2,285 and $5,050, respectively, in Acquisition and integration-related expenses, including professional fees and retention costs. These items are included within Selling, general and administrative in the Consolidated Statements of Income.
KMG’s results of operations have been included in our unaudited Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (Loss) from the Acquisition Date. Net sales of the acquired KMG businesses for the three and six months ended March 31, 2020 were $137,996 and $271,429, respectively. KMG’s Net income for the three and six months ended March 31, 2020 were $16,604 and $31,290, respectively, which include Acquisition-related costs of $117 and $323, respectively. Further, additional amortization and depreciation expense associated with recording KMG’s net assets at fair value decreased KMG’s Net income post-Acquisition.
The following unaudited supplemental pro forma information summarizes the combined results of operations for Cabot Microelectronics and KMG as if the Acquisition had occurred on October 1, 2017.

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Revenue	$265,391	$549,147
Net income	26,871	64,473
Earnings per share - basic	0.93	2.23
Earnings per share - diluted	0.91	2.19

The following costs are included in the three and six months ended March 31, 2019:
•Non-recurring transaction costs of $621 and $1,436, respectively.
•Non-recurring transaction-related employee costs, such as accelerated stock compensation expense, retention and severance expense of $51 and $154, respectively.
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

INDEX
Quarter over quarter and year over year numbers may not always roll forward when comparing to prior period pro forma reported results. Variances can be attributed to: changes in Purchase Price Allocation values and useful lives, differences in the allocation between Cost of sales and Selling, general and administrative expenses, transaction expenses that had not been incurred, tax rate assumptions and interest rate calculations.

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
The following table presents financial instruments, other than debt, that we measured at fair value on a recurring basis at March 31, 2020 and September 30, 2019.  See Note 10 of this Report on Form 10-Q for a detailed discussion of our debt. We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

March 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$340,702	$—	$—	$340,702
Other long-term investments	1,036	—	—	1,036
Total assets	$341,738	$—	$—	$341,738

Liabilities:
Derivative financial instruments	—	41,452	—	41,452
Total liabilities	$—	$41,452	$—	$41,452

September 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$188,495	$—	$—	$188,495
Other long-term investments	980	—	—	980
Total assets	$189,475	$—	$—	$189,475

Liabilities:
Derivative financial instruments	—	24,244	—	24,244
Total liabilities	$—	$24,244	$—	$24,244

INDEX
Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets. We invest only in AAA-rated, prime institutional money market funds, comprised of high quality, short-term fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan (SERP), which is a non-qualified supplemental savings plan. The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a non-qualified plan. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal. The long-term asset was adjusted to $1,036 in the second quarter of fiscal 2020 to reflect its fair value as of March 31, 2020.
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

6. INVENTORIES
Inventories consisted of the following:

	March 31, 2020	September 30, 2019
Raw materials	$63,296	$60,157
Work in process	17,915	12,940
Finished goods	76,661	72,181
Total	$157,872	$145,278

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments, which carry goodwill, Electronic Materials and Performance Materials, for the six months ended March 31, 2020.

	Electronic Materials	Performance Materials	Total
Balance at September 30, 2019	$352,797	$357,274	$710,071

Foreign currency translation impact	465	(1,918)	(1,453)
Other	—	1,205	1,205

Balance at March 31, 2020	$353,262	$356,561	$709,823

INDEX
The components of other intangible assets are:

	March 31, 2020		September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology, trade secrets and know-how	$121,579	$42,230	$123,948	$37,993
Acquired patents and licenses	9,023	8,558	9,023	8,397
Customer relationships, trade names, and distribution rights	685,061	103,386	684,764	64,471

Total other intangible assets subject to amortization	815,663	154,174	817,735	110,861

Other intangible assets not subject to amortization:
Other indefinite-lived intangibles*	47,170		47,170
Total other intangible assets not subject to amortization	47,170		47,170

Total other intangible assets	$862,833	$154,174	$864,905	$110,861
*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.
Amortization expense was $22,014 and $43,378 for the three and six months ended March 31, 2020, respectively, and was $16,960 and $26,318 for the three and six months ended March 31, 2019, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2020	$42,429
2021	90,474
2022	80,974
2023	68,480
2024	60,528
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
We continue to actively monitor the industries in which we operate and our businesses' performance for indicators of potential impairment.  As of March 31, 2020, we have determined that a triggering event had not occurred that would require an interim impairment test to be performed.  If current global macroeconomic conditions related to the COVID 19 pandemic ("Pandemic") persist and adversely impact our Company, we may have future impairments of goodwill of the underlying businesses. Potential future impairments could be material to the Company’s Consolidated Balance Sheets and to the Consolidated Statements of Income, but they will not affect the Company’s reported Net cash provided by operating activities.

INDEX
8. OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following:

	March 31, 2020	September 30, 2019
Long-term right of use asset	$29,715	$—
Long-term contract assets	3,776	1,164
Long-term SERP investment	1,036	980
Prepaid unamortized debt issuance cost - revolver	623	709
Other long-term assets	2,574	2,858
Total	$37,724	$5,711

9. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES
Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	March 31, 2020	September 30, 2019
Accrued compensation	$33,833	$33,809
Income taxes payable	16,470	15,725
Dividends payable	13,510	12,953
Interest rate swap liability	12,410	5,351
Contract liabilities (current)	7,293	5,008
Current portion of operating lease liability	5,498	—
Taxes, other than income taxes	5,330	6,281
Goods and services received, not yet invoiced	3,950	3,075
KMG - Bernuth warehouse fire-related (See Note 13)	—	7,998
Accrued interest	—	3,739
Other	11,095	9,679
Total	$109,389	$103,618

10. DEBT
In connection with the Acquisition, we entered into a seven-year credit agreement (the "Credit Agreement") by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which provides for senior secured financing of up to $1,265.0 million, consisting of a term loan facility in an aggregate principal amount of $1,065.0 million (the "Term Loan Facility") and a revolving credit facility in an aggregate principal amount of up to $200.0 million (the "Revolving Credit Facility"), including a letter of credit sub-facility of up to $50.0 million. The Term Loan Facility and the Revolving Credit Facility are referred to as the “Credit Facilities". The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter if any borrowing under the Revolving Credit Facility is outstanding, commencing with the first full fiscal quarter after the Acquisition Date. As of March 31, 2020, our maximum first lien secured net leverage ratio was 2.02 to 1.00.
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

INDEX
At March 31, 2020, the fair value of the Term Loan Facility, using level 2 inputs, approximated its carrying value of $941,687 as the loans bears a floating market rate of interest. As of March 31, 2020, $10,650 of the Term Loan Facility was classified as short-term, and $16,420 of debt issuance costs related to our Term Loan Facility were presented as a reduction of long-term debt.
On March 13, 2020, the Company drew $150.0 million under the Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertain global economic conditions resulting from the Pandemic. Prior to this, the Company had not drawn any amounts under the Revolving Credit Facility. As of March 31, 2020, $150.0 million was outstanding under the Revolving Credit Facility, and our available credit under the Revolving Credit Facility was $50.0 million, including our letter of credit sub-facility. Borrowings under the Revolving Credit Facility are classified as short-term debt. Proceeds from the Revolving Credit Facility are included in Cash and cash equivalents in the Company's Consolidated Balance Sheet as of March 31, 2020. Due to the short-term nature of the borrowing under the Revolving Credit Facility, its carrying value approximates fair value.
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
Principal repayments of the Term Loan Facility are generally made on the last calendar day of each quarter if that day is considered a business day.
As of March 31, 2020, scheduled principal repayments of the Term Loan were:

Fiscal Year	Principal Repayments
Remainder of 2020	$5,325
2021	10,650
2022	10,650
2023	10,650
2024	10,650
Greater than 5 years	893,762
Total	$941,687

11. LEASES
Effective October 1, 2019, the Company adopted the new lease accounting guidance which requires the recognition of a right of use asset and a corresponding lease liability for operating leases. As part of the adoption, the Company elected to apply provisions of the guidance to operating leases with terms of more than twelve months for all lease classes except for real estate leases for which the guidance is applied to all leases. Additionally, the Company elected to account for non-lease components and lease components together as a single lease component for all asset classes. The Company’s lease transactions primarily consist of leases for facilities, equipment and vehicles under operating leases. The Company does not have any material finance leases. The weighted average remaining lease term for operating leases included in the lease liability was approximately seven years, as of March 31, 2020. Certain of the Company’s leases have an option to extend the lease term and the renewal period is included in determining the lease term for leases where the renewal option is reasonably certain to be exercised.

INDEX
Total lease cost for the Company for the three months ended March 31, 2020 was $2,320, which included $1,903 related to operating lease cost and $417 related to short-term and variable lease costs. Total lease cost for the Company for the six months ended March 31, 2020 was $4,806, which included $3,886 related to operating lease cost and $920 related to short-term and variable lease costs. The right of use asset related to operating leases as of March 31, 2020 was $29,715 and was recorded in Other long-term assets. As of March 31, 2020, the current portion of the lease liability for operating leases was $5,498 and was included in Accrued expenses, income taxes payable and other current liabilities, and the long-term portion was $25,390 and was included in Other long-term liabilities. The weighted average discount rate for operating leases as of March 31, 2020 was 3.02%, and was determined based on the secured incremental borrowing rate of the Company and its subsidiaries as the implicit rate is not readily determinable.
Future maturities of operating lease liabilities for the years ended September 30 are as follows:

Fiscal Year	Amount
Remainder of 2020	$3,356
2021	5,538
2022	5,185
2023	4,728
2024	4,068
2025 and future years	11,544
Total future lease payments	34,419
Less: Imputed interest	3,531
Operating lease liability	30,888
Less: Current portion of operating lease liability	5,498
Long-term portion of operating lease liability	$25,390

As of September 30, 2019, minimum lease payments under operating leases with noncancelable terms in excess of one are as follows:

Fiscal Year	Amount
2020	$6,984
2021	4,941
2022	4,291
2023	4,122
2024	3,710
Thereafter	12,010
Total future minimum lease payments	$36,058

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
Cash Flow Hedges - Interest Rate Swap Contract
During the second quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap contract to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  As of March 31, 2020, the notional value of the interest rate swap was $652,000. This value is scheduled to decrease bi-annually and will expire on January 31, 2024.

INDEX
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
Foreign Currency Contracts Not Designated as Hedges
On a regular basis, we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as Other income (expense), net in the accompanying Consolidated Statements of Income in the period in which the exchange rates change.  As of March 31, 2020 and September 30, 2019, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for foreign currencies were $5,746 and $6,239, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for foreign currencies were $24,800 and $24,270, respectively.
The fair value of our derivative instruments included in the Consolidated Balance Sheets, which was determined using level 2 inputs, was as follows:

		Derivative Assets		Derivative Liabilities
	Consolidated Balance Sheet Location	March 31, 2020	September 30, 2019	March 31, 2020	September 30, 2019
Derivatives designated as hedging instruments
Interest rate swap contract	Accrued expenses, income taxes payable and other current liabilities	$—	$—	$12,410	$5,351
	Other long-term liabilities	$—	$—	$28,585	$18,841
Derivatives not designated as hedging instruments
Foreign exchange contracts	Accrued expenses, income taxes payable and other current liabilities	$—	$—	$458	$52

The following table summarizes the effect of our derivative instruments on our Consolidated Statements of Income for the three and six months ended March 31, 2020 and 2019:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended March 31,		Six Months Ended March 31,
	Statement of Income Location	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(268)	$(348)	$(262)	$(38)

The interest rate swap contract has been deemed to be effective, and we realized a loss of $1,366 and $2,537 in Interest expense during the three and six months ended March 31, 2020, respectively.  We recorded an unrealized loss of $18,367 and $15,017, net of tax, in Accumulated other comprehensive income during the three and six months ended March 31, 2020, respectively, for this interest rate swap.  As of March 31, 2020, during the next 12 months, we expect approximately $12,410 to be reclassified from Accumulated other comprehensive (loss) income into Interest expense related to our interest rate swap based on projected rates of the LIBOR forward curve as of March 31, 2020.

INDEX
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
On May 31, 2019, a fire occurred at the warehouse of the facility of KMG’s subsidiary, KMG-Bernuth, in Tuscaloosa, Alabama, which processes pentachlorophenol ("penta") for sale to customers in the United States and Canada. The warehouse fire, which we believe originated from non-hazardous waste materials temporarily stored in the warehouse for recycling purposes, caused no injuries and was extinguished in less than an hour. Company personnel investigated the incident, and KMG-Bernuth commenced cleanup with oversight from certain local, state and federal authorities. The carrying value of the warehouse and the affected inventory are not material. Applying the accounting guidance under ASC 410-30, Environmental Obligations and ASC 450, Contingencies, we determined that since we have environmental obligations as of the date of the fire, costs for the fire waste cleanup and disposal should be recognized to the extent they are probable and reasonably estimable. We recorded expense of $9,494 in fiscal year 2019 and $593 during the six months ended March 31, 2020. These disposal costs were charged to Cost of sales. Although we believe we have completed cleanup efforts related to the fire incident, there are potential additional disposal and other costs that cannot be reasonably estimated as of this time related to materials in the warehouse impacted by the incident due to the nature of federally-regulated penta-related requirements. The fire waste cleanup and disposal costs were significant due to these requirements, and we may incur additional significant disposal costs related to the impacted warehouse materials. We will continue to update the estimated losses as new information becomes available.
In addition, we are working with our insurance carriers on possible recovery of losses and costs, but at this point we cannot reasonably estimate whether we will receive any potential insurance recoveries, or if so, the amount of any such recoveries. As such, no insurance recoveries have been recognized as of March 31, 2020.
Separately, in 2014, prior to the Acquisition, the United States Environmental Protection Agency (“EPA”) had notified KMG-Bernuth, that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) by virtue of its relationship with certain alleged predecessor companies, including Idacon, Inc (f/k/a Sonford Chemical Company) in connection with the Star Lake Canal Superfund Site near Beaumont, Texas. The EPA has estimated that the remediation will cost approximately $22.0 million. KMG-Bernuth and approximately seven other parties entered into an agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. The remediation work will be performed under a separate future agreement. Although KMG-Bernuth has not conceded liability, a reserve in connection with the remedial design was established, and as of March 31, 2020, the reserve remaining was $553.
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
We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and, as of March 31, 2020, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.
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
PURCHASE OBLIGATIONS
Purchase obligations include take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under an abrasive particle supply agreement with Cabot Corporation, our former parent company which is not a related party, the current term of which now runs through December 2022.  As of March 31, 2020, purchase obligations include $27,497 of contractual commitments related to this agreement. In addition, we have a purchase commitment of $10,216 to purchase non-water based carrier fluid, and have another purchase contract to purchase $3,638 of abrasive particles.

INDEX
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below summarizes the components of Accumulated other comprehensive income (loss) (AOCI), net of Provision for income taxes/(benefit), for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Beginning Balance	$(3,616)	$6,713	$(23,238)	$4,539

Foreign currency translation adjustment	(19,752)	(1,621)	(3,935)	1,412
Income taxes	27	629	61	21
Foreign currency translation adjustment, net of tax	(19,725)	(992)	(3,874)	1,433

Change in pension and other postretirement	—	251	—	—

Unrealized gain loss on cash flow hedges:
Change in fair value	(23,655)	(8,352)	(19,340)	(8,352)
Reclassification adjustment into earnings	1,366	(1)	2,537	(1)
Income taxes	4,982	1,879	3,755	1,879
Unrealized loss on cash flow hedges, net of tax	(17,307)	(6,474)	(13,048)	(6,474)

Effect of the adoption of the stranded tax effect accounting standards	—	—	(497)	—
Income taxes	—	—	9	—
Effect of the adoption of the stranded tax effect accounting standards, net of tax	—	—	(488)	—

Net Change	(37,032)	(7,215)	(17,410)	(5,041)

Ending Balance	$(40,648)	$(502)	$(40,648)	$(502)

The before tax amount reclassified from AOCI to Net income during the three and six months ended March 31, 2020 and 2019, related to cash flow hedges, were recorded as Interest expense on our Consolidated Statements of Income.
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
The share-based compensation expense of $3,253 related to the Replacement Awards, including accelerated vesting, for the first quarter of fiscal 2019 is included in the table below. The expense for the second quarter of fiscal 2019 and the first and second quarters of fiscal 2020 included in the table below is not material.
Share-based compensation expense for the three and six months ended March 31, 2020 and 2019, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Cost of sales	$617	$574	$1,529	$1,629
Research, development and technical	403	442	1,207	1,343
Selling, general and administrative	3,214	2,522	6,261	8,736
Total share-based compensation expense	4,234	3,538	8,997	11,708
Tax benefit	(833)	(761)	(1,771)	(2,452)
Total share-based compensation expense, net of tax	$3,401	$2,777	$7,226	$9,256

For additional information regarding the estimation of fair value, refer to Note 16 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

INDEX
16. INCOME TAXES
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States in March 2020. The CARES Act includes provisions to support individuals and businesses in the form of loans, grants, and tax changes, among other types of relief. We are currently assessing the impact of this law, however it did not have a material impact on our provision for income taxes for the three months ended March 31, 2020. We did not and do not intend to take any loans or grants pursuant to the CARES Act or other U.S. Pandemic-related legislation.
The Company’s effective income tax rate was 17.8% and 20.1% for the three and six months ended March 31, 2020, respectively, compared to an effective income tax rate of 28.5% and 26.0% for the three and six months ended March 31, 2019, respectively. The decrease in our effective tax rate for the six months ended March 31, 2020 compared to the prior year is primarily attributable to a higher tax benefit related to share based compensation and the favorable impact from the absence of non-deductible KMG acquisition-related costs.

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
The standards of accounting for earnings per share require companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations.  Basic and diluted earnings per share were calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net income available to common shares	$32,899	$27,137	$71,448	$40,580

Denominator:
Weighted average common shares	29,287,211	28,997,632	29,182,528	28,065,759
(Denominator for basic calculation)
Weighted average effect of dilutive securities	437,968	481,482	483,908	541,274
Diluted weighted average common shares	29,725,179	29,479,114	29,666,436	28,607,033
(Denominator for diluted calculation)

Earnings per share:

Basic	$1.12	$0.94	$2.45	$1.45

Diluted	$1.11	$0.92	$2.41	$1.42

Approximately 111 thousand and 79 thousand shares for the three and six months ended March 31, 2020, respectively, and 216 thousand and 110 thousand for the three and six months ended March 31, 2019, respectively, attributable to outstanding stock options were excluded from the calculation of Diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, their inclusion would have been anti-dilutive.

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
Beginning in fiscal 2019 and with the Acquisition, our chief operating decision maker evaluates segment performance based upon revenue and segment adjusted EBITDA.  Segment adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include items related to the Acquisition, such as expenses incurred to complete the Acquisition, integration-related expenses and the impact of fair value adjustments to inventory acquired from KMG, and certain costs related to the KMG-Bernuth warehouse fire, asset impairment and restructuring charges related to the wood treatment reporting unit. We exclude these items from earnings when presenting our adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also the basis of a performance metric for our fiscal 2020 Short-Term Incentive Program (STIP).  In addition, our chief operating decision maker does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Revenue from external customers by segment are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Segment Revenue:
Electronic Materials:
CMP Slurries	$119,822	$110,299	$242,148	$236,627
Electronic Chemicals	78,497	78,549	156,079	118,371
CMP Pads	20,590	23,998	41,403	48,464
Total Electronic Materials	218,909	212,846	439,630	403,462

Performance Materials	65,284	52,545	127,706	83,707

Total	$284,193	$265,391	$567,336	$487,169

Capital expenditures by segment are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Capital Expenditures:
Electronic Materials	$5,094	$10,150	$13,579	$16,549
Performance Materials	29,328	1,363	45,697	1,623
Corporate	3,555	1,018	5,067	2,244
Total	$37,977	$12,531	$64,343	$20,416

INDEX
Adjusted EBITDA by segment are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Segment adjusted EBITDA:
Electronic Materials	$69,603	$74,910	$150,807	$149,735
Performance Materials	29,932	22,660	57,411	35,727
Unallocated corporate expenses	(13,604)	(12,052)	(26,453)	(23,094)
Interest expense	(10,753)	(13,331)	(22,673)	(20,221)
Interest income	143	568	458	1,587
Depreciation and amortization	(32,550)	(27,348)	(64,192)	(43,889)
Acquisition and integration-related expenses	(2,285)	(2,904)	(5,050)	(30,198)
Charge for fair value write-up of acquired inventory sold	—	(4,566)	—	(14,827)
Costs related to KMG-Bernuth warehouse fire (See Note 13) and restructuring of wood treatment business	(206)	—	(598)	—
Costs related to the Pandemic	(237)	—	(237)	—
Income before income taxes	$40,043	$37,937	$89,473	$54,820

We began to manage and report our results under the new organizational structure in conjunction with the Acquisition in fiscal 2019 and have reflected this change for all historical periods presented. Since the two segments operate independently and serve different markets and customers, there are no sales between segments. The adjustments to segment EBITDA for the three and six months ended March 31, 2020 represent addbacks of the Acquisition and integration-related expenses, as well as costs related to KMG-Bernuth warehouse fire, restructuring of the wood treatment business, and the Pandemic. The adjustments to segment EBITDA for the three and six months ended March 31, 2019 represent addbacks of Acquisition and integration-related expenses, and a charge for the write-up of inventory acquired from KMG to fair value for inventory sold in the period. The unallocated portions of corporate functions, including finance, legal, human resources, information technology, and corporate development, are not directly attributable to a reportable segment.

INDEX
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), as well as disclosures included elsewhere in this Report on Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act").  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking and address a variety of subjects including, for example, future sales and operating results; growth or contraction, and trends in the industries and markets in which the Company participates; the acquisition of, investment in, or collaboration with other entities, including the Company’s acquisition of KMG Chemicals, Inc. (“KMG”), and the expected benefits and synergies of such acquisition, divestment or disposition, or cessation of investment in certain, of the Company’s businesses; new product introductions; development of new products, technologies and markets; product performance; the financial conditions of the Company's customers; the competitive landscape that relates to the Company's businesses; the Company's supply chain; natural disasters; various economic or political factors and international or national events, including related to global public health crises such as the COVID-19 pandemic ("Pandemic"), and the enactment of trade sanctions, tariffs, or other similar matters; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; environmental, health and safety laws and regulations, and related compliance; the operation of facilities by Cabot Microelectronics; the Company's management; foreign exchange fluctuation; the Company's current or future tax rate, including the effects of the Tax Cuts and Jobs Act in the United States (the “Tax Act”); cybersecurity threats; financing facilities and related debt, pay off or payment of principal and interest, and compliance with covenants and other terms; and, uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors. Statements that are not historical facts, including statements about Cabot Microelectronics’ beliefs, plans and expectations, are forward-looking statements. Such statements are based on current expectations of Cabot Microelectronics’ management and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. For information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to Cabot Microelectronics’ filings with the Securities and Exchange Commission (“SEC”), including the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and this Report on Form 10-Q. Except as required by law, Cabot Microelectronics undertakes no obligation to update forward-looking statements made by it to reflect new information, subsequent events or circumstances. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.
This following discussion and analysis, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, including the Consolidated Financial Statements and related notes thereto.

SECOND QUARTER OF FISCAL 2020 OVERVIEW
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

INDEX
The global spread of the Pandemic has created significant uncertainty and economic disruption worldwide and in the countries and locations in which we and our customers and suppliers operate. Our primary focus has been and continues to be on the health and well-being of our employees and the ongoing operation of our facilities worldwide according to our business continuity plans, which we refine on an ongoing basis. While we have continued to operate uninterrupted as an essential business at our manufacturing sites worldwide since the Pandemic began, and we have not experienced meaningful impact from the Pandemic on our ability to manufacture or deliver products to our customers, the extent to which the Pandemic may impact our business, operations, results of operations and financial condition going forward is uncertain and difficult to predict, and depends on numerous evolving and potentially unknown factors.
Revenue for our second quarter of fiscal 2020 was $284.2 million, which represented an increase of 7.1% from the same quarter of fiscal 2019, primarily due to stronger demand for CMP slurries and pipeline performance products, as well as increased revenue in wood treatment, offset by lower sales volume in CMP pads.
Net income was $32.9 million in the second quarter of fiscal 2020, which represented an increase of 21.2% from the same quarter of fiscal 2019. Net income benefited from higher gross profit, lower Interest expense resulting from the prepayment of our term loan, and lower interest rate achieved from our first quarter fiscal 2020 refinancing of our credit facility, and lower Acquisition and integration-related costs, partially offset by increased amortization and depreciation associated with re-valuing KMG assets to fair value.
Adjusted EBITDA, a non-GAAP financial measure, was $85.9 million in the second quarter of fiscal 2020.  This represents an increase of 0.5%, or $0.4 million, from the same quarter of fiscal 2019.  Adjusted EBITDA benefited from higher sales in pipeline performance and wood treatment products, as well as CMP slurries, partially offset by lower sales of CMP pads compared to the same period of fiscal 2019. Refer to the “Use of Certain GAAP and Non-GAAP Financial Information” section below for the definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to Net income, the most comparable GAAP financial measure. Adjusted EBITDA margin, which represents adjusted EBITDA as a percentage of revenue, was 30.2% for the second quarter of fiscal 2020, compared to 32.2% for the same quarter of fiscal 2019.
In our Electronic Materials segment, demand for our products from our semiconductor industry customers remained generally stable this quarter, driven by demand for devices and bandwidth needed by many to transition into work-from-home environments, as well as the continued overall industry recovery coming off of a softer demand environment in calendar 2019. Demand for our solutions was driven by strength in foundry and logic, as well as a modest improvement in demand from memory customers.
In our Performance Materials segment, we are closely monitoring the oil and gas sector, which has seen an unprecedented drop in demand, especially in the United States, as transportation and travel have been heavily affected by the Pandemic, and the sector also has been adversely affected by geopolitical disputes between global players. We expect this drop in global oil demand to also affect our oil and gas materials and services business and are working closely with our customers in this dynamic environment.
In addition to the Pandemic, there are many factors that make it difficult for us to predict the future financial performance of our Company, including with respect to revenue trends, including those discussed in Part II, Item 1A entitled “Risk Factors” of this Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.   Except for the discussion in Note 2 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q, no material changes have been made to the Company’s significant accounting policies during the first six months of fiscal 2020. See Note 2 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for a discussion of new accounting pronouncements.

INDEX
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2020, VERSUS THREE MONTHS ENDED MARCH 31, 2019
REVENUE
Revenue was $284.2 million for the three months ended March 31, 2020, which represented an increase of 7.1%, or $18.8 million, from the three months ended March 31, 2019, primarily due to increased sales in the Company's pipeline performance and wood treatment products, as well as CMP slurries, offset by lower sales in CMP pads.
COST OF SALES
Cost of sales was $163.1 million for the three months ended March 31, 2020, which represented an increase of 8.3%, or $12.5 million, from the three months ended March 31, 2019, primarily due to higher sales volume.
GROSS MARGIN
Our gross margin was 42.6% for the three months ended March 31, 2020, compared to 43.3% for the three months ended March 31, 2019.  The decrease was primarily due to unfavorable fixed manufacturing costs, partially offset by selected price increases and higher value product mix.
RESEARCH, DEVELOPMENT AND TECHNICAL
Total research, development and technical expenses were $13.2 million for the three months ended March 31, 2020, which represented an increase of 3.5%, or $0.5 million, from the three months ended March 31, 2019.  The increase was primarily due to higher staffing-related costs of $1.0 million, including incentive compensation costs, partially offset by a net gain of $0.4 million on the sale of assets.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $56.2 million for the three months ended March 31, 2020, which represented an increase of 11.7%, or $5.9 million, from the three months ended March 31, 2019.  The increase was primarily due to $5.2 million of higher amortization expense associated with re-valuing KMG assets to fair value, $2.0 million of higher staffing-related costs, including incentive compensation costs, primarily resulting from higher accrual of STIP, and $0.6 million of higher allocated overhead expenses. These increases were partially offset by $1.1 million of lower professional fees, $0.7 million of lower travel costs, and $0.6 million of lower Acquisition and integration-related costs.
INTEREST EXPENSE
Interest expense was $10.8 million for the three months ended March 31, 2020, which represented a decrease of $2.6 million from the three months ended March 31, 2019.  The decrease was primarily due to the lower outstanding Term Loan balance and lower interest rate resulting from the refinancing of our credit facility in the first quarter of fiscal 2020.
INTEREST INCOME
Interest income was $0.1 million for the three months ended March 31, 2020, which represented a decrease of 74.8%, or $0.4 million, from the three months ended March 31, 2019 due to lower average cash balances during the period compared to the same period last year.

INDEX
OTHER INCOME (EXPENSE), NET
Other expense was $1.0 million for the three months ended March 31, 2020, compared to Other expense of $1.0 million for the three months ended March 31, 2019. Other expense remained relatively flat due to higher losses on foreign currency transactions offset by higher non-operating income compared to the same quarter last year.
PROVISION FOR INCOME TAXES
The Company’s effective income tax rate for the second quarter of fiscal 2020 was 17.8%, compared to 28.5% in the same quarter last year.  The decrease is primarily driven by favorable tax treatment from the higher benefit related to share based compensation and favorable impact from the absence of non-deductible Acquisition-related costs.
NET INCOME
Net income was $32.9 million for the three months ended March 31, 2020, which represented an increase of 21.2%, or $5.8 million, from the three months ended March 31, 2019. Net income benefited from higher gross profit, lower Interest expense resulting from the prepayment of our Term Loan and lower interest rate achieved from the refinancing of our credit facility, and lower Acquisition and integration-related costs, partially offset by increased amortization and depreciation associated with re-valuing KMG assets to fair value.

INDEX
SIX MONTHS ENDED MARCH 31, 2020, VERSUS SIX MONTHS ENDED MARCH 31, 2019
REVENUE
Revenue was $567.3 million for the six months ended March 31, 2020, which represented an increase of 16.5%, or $80.2 million from the six months ended March 31, 2019.  The increase was primarily due to the addition of the KMG businesses for the full period in fiscal 2020, selected price increases, and increased sales of CMP slurries, offset by lower sales in CMP pads.
COST OF SALES
Total cost of sales was $317.6 million for the six months ended March 31, 2020, which represented an increase of 16.3%, or $44.5 million, from the six months ended March 31, 2019.  The increase in Cost of sales was primarily due to the higher sales volume.
GROSS MARGIN
Our gross margin was 44.0% for the six months ended March 31, 2020, which was flat compared to 44.0% for the six months ended March 31, 2019.
RESEARCH, DEVELOPMENT AND TECHNICAL
Total research, development and technical expenses were $26.0 million for the six months ended March 31, 2020, which represented a decrease of 2.9%, or $0.8 million, from the six months ended March 31, 2019. The decrease was primarily due to a net gain of $0.4 million on the sale of assets, $0.3 million of lower allocated overhead expenses, and $0.3 million in lower professional fees, partially offset by higher staffing-related costs of $0.5 million, including incentive compensation costs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $110.6 million for the six months ended March 31, 2020, which represented a decrease of 0.7%, or $0.8 million, from the six months ended March 31, 2019.  The decrease was primarily due to $25.1 million of lower Acquisition and integration-related costs and $1.0 million of lower travel expense, partially offset by $16.2 million of higher amortization expense associated with re-valuing KMG assets to fair value, $5.3 million of higher staffing-related costs, including incentive compensation costs, primarily resulting from higher accrual of STIP, $1.3 million of higher IT expenses, and $0.7 million of higher allocated overhead expenses.
INTEREST EXPENSE
Interest expense was $22.7 million for the six months ended March 31, 2020, which represented an increase of $2.5 million from the six months ended March 31, 2019.  The increase was primarily due to the longer period of time covered within the six months ended March 31, 2020 compared to the six months ended March 31, 2019 under the new debt borrowing to finance the Acquisition in November 2018.
INTEREST INCOME
Interest income was $0.5 million for the six months ended March 31, 2020, which represented a decrease of 71.1%, or $1.1 million, from the six months ended March 31, 2019 due to lower average cash balances during the period compared to the same period last year.

INDEX
OTHER INCOME (EXPENSE), NET
Other expense was $1.4 million for the six months ended March 31, 2020, compared to Other expense of $2.4 million for the six months ended March 31, 2019. The change was primarily due to a lower loss on foreign currency transactions in the six months ended March 31, 2020 compared to the same period last year.
PROVISION FOR INCOME TAXES
The Company’s effective income tax rate was 20.1% for the six months ended March 31, 2020, compared to 26.0% for the six months ended March 31, 2019.  The decrease in our effective income tax rate for the six months ended March 31, 2020 compared to the prior year is primarily attributable to the higher tax benefit related to share-based compensation and the favorable impact from the absence of non-deductible Acquisition-related costs. See Note 16 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for more information on our income taxes.
NET INCOME
Net income was $71.4 million for the six months ended March 31, 2020, which represented an increase of 76.1%, or $30.9 million, from the six months ended March 31, 2019.  Net income benefited from the addition of the KMG businesses and lower Acquisition and integration-related expenses, partially offset by increased amortization and depreciation associated with re-valuing KMG assets to fair value and higher Interest expense resulting from the debt borrowing to finance the Acquisition.

INDEX
SEGMENT ANALYSIS
Segment data is presented for our two reportable segments for the three and six months ended March 31, 2020 and 2019. The segment data should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Report on Form 10-Q.
Revenue from external customers and adjusted EBITDA/Margin by segment are as follows:

Dollars in thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Segment Revenue:
Electronic Materials	$218,909	$212,846	$439,630	$403,462
Performance Materials	65,284	52,545	127,706	83,707
Total	$284,193	$265,391	$567,336	$487,169

Dollars in thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Segment Adjusted EBITDA:
Electronic Materials	$69,603	$74,910	$150,807	$149,735
Performance Materials	29,932	22,660	57,411	35,727
Unallocated Corporate Expenses	(13,604)	(12,052)	(26,453)	(23,094)
Total	$85,931	$85,518	$181,765	$162,368

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Adjusted EBITDA margin:
Electronic Materials	31.8%	35.2%	34.3%	37.1%
Performance Materials	45.8%	43.1%	45.0%	42.7%

INDEX
THREE MONTHS ENDED MARCH 31, 2020, VERSUS THREE MONTHS ENDED MARCH 31, 2019
ELECTRONIC MATERIALS
The $6.1 million increase in Electronic Materials revenue was driven by increased sales of CMP slurries, offset by lower CMP pads demand. The $5.3 million decrease in Electronic Materials adjusted EBITDA and 3.4% decrease in Electronic Materials adjusted EBITDA margin were primarily driven by unfavorable manufacturing costs and changes in the allocation of corporate expenses.
PERFORMANCE MATERIALS
The $12.7 million increase in Performance Materials revenue and $7.3 million increase in Performance Materials adjusted EBITDA margin were driven by increased sales for DRAs and higher selling prices for wood treatment products for all customers, offset by lower sales in our QED business due to timing of product deliveries. The 2.7% Performance Materials adjusted EBITDA margin increase was primarily driven by higher selling prices for wood treatment products.

SIX MONTHS ENDED MARCH 31, 2020, VERSUS SIX MONTHS ENDED MARCH 31, 2019
ELECTRONIC MATERIALS
The $36.2 million increase in Electronic Materials revenue was driven by the addition of KMG’s electronic chemicals business since the Acquisition and increased sales of CMP slurries.  Electronic Materials adjusted EBITDA was essentially flat despite the revenue increase as a result of product mix.  The 2.8% Electronic Materials adjusted EBITDA margin decrease was primarily due to change in mix of products as a result of the Acquisition.
PERFORMANCE MATERIALS
The $44.0 million increase in Performance Materials revenue and $21.7 million increase in Performance Materials adjusted EBITDA were driven by the addition of KMG’s performance materials businesses post-Acquisition, as well as continued sales growth in DRAs and higher selling prices for our wood treatment products across all customers.  The 2.3% Performance Materials adjusted EBITDA margin increase was primarily driven by higher selling prices for wood treatment products.

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
Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of revenue. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include items related to the Acquisition, such as expenses incurred to complete the Acquisition and integration-related expenses, costs of restructuring related to the wood treatment business, costs related to the KMG-Bernuth warehouse fire, costs related to the Pandemic, and impact of fair value adjustments to inventory acquired from KMG.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Segment Adjusted EBITDA:
Electronic Materials	$69,603	$74,910	$150,807	$149,735
Performance Materials	29,932	22,660	57,411	35,727
Unallocated Corporate Expenses	(13,604)	(12,052)	(26,453)	(23,094)
Total	$85,931	$85,518	$181,765	$162,368

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income	$32,899	$27,137	$71,448	$40,580
Interest expense	10,753	13,331	22,673	20,221
Interest income	(143)	(568)	(458)	(1,587)
Income taxes	7,144	10,800	18,025	14,240
Depreciation and amortization	32,550	27,348	64,192	43,889
EBITDA *	83,203	78,048	175,880	117,343
Acquisition and integration-related expenses	2,285	2,904	5,050	30,198
Charge for fair value write-up of acquired inventory sold	—	4,566	—	14,827
Costs related to KMG-Bernuth warehouse fire and restructuring of wood treatment business	206	—	598	—
Costs related to the Pandemic	237	—	237	—
Adjusted EBITDA **	$85,931	$85,518	$181,765	$162,368

* EBITDA represents earnings before interest, taxes, depreciation and amortization.
** Adjusted EBITDA is calculated by excluding items from EBITDA that are believed to be infrequent or not indicative of the company's continuing operating performance.

LIQUIDITY AND CAPITAL RESOURCES
We generated $112.3 million in cash flows from operating activities in the first six months of fiscal 2020, compared to $53.5 million in cash from operating activities in the first six months of fiscal 2019.  The increase in operating cash flows of $58.8 million was due to an increase of Net income adjusted for non-cash reconciling items.
In the first six months of fiscal 2020, cash flows used in investing activities were $57.6 million, compared to $1,196.5 million in cash used in investing activities in the first six months of fiscal 2019.  The decrease was driven by the use of $1,182.2 million for the Acquisition during the first quarter of fiscal 2019, with the issuance of common stock satisfying the remainder of the purchase price. Capital expenditures in the first six months of fiscal 2020 were $59.2 million, compared to $19.5 million in the first six months of fiscal 2019. The increase was primarily driven by plant expansion in the United States related to our Performance Materials segment.

INDEX
In the first six months of fiscal 2020, cash flows provided by financing activities were $98.1 million, compared to $982.3 million provided by financing activities in the first six months of fiscal 2019.  During the first quarter of fiscal 2019, the Company received $1,043.6 million in debt proceeds, net of $18.7 million in debt issuance costs and original issue discount fees, which was used for the Acquisition. During the first six months of fiscal 2020, the Company drew $150.0 million under its Revolving Credit Facility, which is discussed below. The Company made $18.0 million of repayments under the Term Loan Facility during the first six months of fiscal 2020, compared to $45.0 million of repayments made in the first six months of fiscal 2019. In addition, cash paid for repurchases of common stock increased from $4.7 million in the first six months of fiscal 2019 to $19.5 million in the first six months of fiscal 2020. Our dividend payments also increased from $21.9 million in the first six months of fiscal 2019 to $24.8 million in the first six months of fiscal 2020.
In March 2020, the Company drew $150.0 million under the Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertain global economic conditions resulting from the Pandemic. Prior to this, the Company had not drawn any amounts under the Revolving Credit Facility. As of March 31, 2020, $150.0 million was outstanding under the Revolving Credit Facility, and our available credit under the Revolving Credit Facility was $50.0 million, including our letter of credit sub-facility. Borrowings under the Revolving Credit Facility are classified as short-term debt. Proceeds from the Revolving Credit Facility are included in Cash and cash equivalents in the Company's Consolidated Balance Sheet as of March 31, 2020.
On the Acquisition Date, we entered into a credit agreement by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), which provides for senior secured financing of up to $1,265.0 million, consisting of a term loan facility in an aggregate principal amount of $1,065.0 million (the “Term Loan Facility”) and a revolving credit facility in an aggregate principal amount of up to $200.0 million, including a letter of credit sub-facility of up to $50.0 million (the “Revolving Credit Facility”).  The Term Loan Facility and the Revolving Credit Facility are referred to as the “Credit Facilities.” The Company may generally prepay outstanding loans under the Credit Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter if any borrowing under the Revolving Credit Facility is outstanding, commencing with the first full fiscal quarter after the Acquisition Date. As of March 31, 2020, our maximum first lien secured net leverage ratio was 2.02 to 1.00. Additionally, the Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. The Credit Agreement also contains customary affirmative covenants and events of default. We believe we are in compliance with these covenants. In the second quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap contract to hedge the variability in our LIBOR-based interest payments on approximately 70% of our Team Loan balance. During the first quarter of fiscal 2020, the Company amended the Credit Agreement to reduce the interest rate on term loan borrowings. See Note 10 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for additional information regarding the Amended Credit Agreement.
In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $75.0 million to $150.0 million. During the second quarter of fiscal 2020, we repurchased 157,368 shares for $16.4 million under this program. We did not purchase any shares under this program during the first quarter of fiscal 2020. As of March 31, 2020, $54.9 million remained available under our share repurchase program. Share repurchases are made from time to time, depending on market and other conditions. The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares. To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so. Periodically, we have entered into "10b5-1" stock purchase plan agreements with independent brokers to repurchase shares of our common stock in accordance with guidelines pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. A plan under Rule 10b5-1 allows a company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are subject to SEC regulations as well as certain conditions specified in the plan.
Our Board of Directors authorized the initiation of our regular quarterly cash dividend program in January 2016, and since that time has increased the dividend, to its current quarterly level of $0.44 per share. The declaration and payment of future dividends is subject to the discretion and determination of the Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.
On March 31, 2020, we had $340.7 million of cash and cash equivalents, $114.9 million of which was held in foreign subsidiaries.  See Item 1A of Part II of this Report on Form 10-Q for additional discussion of our foreign operations.

INDEX
We believe that our current balance of cash, cash generated by our operations, cash repatriation to the United States, and available borrowing capacity under our Credit Facilities will be sufficient to fund our operations, expected capital expenditures, dividend payments, and share repurchases for at least the next twelve months. However, the current macroeconomic dislocation caused by the Pandemic has created uncertainty in worldwide economic conditions and in those of the industries in which we participate, and whether with respect to the impact of the Pandemic or in pursuit of corporate development or other initiatives, we may need to raise additional funds in the future through equity or debt financing, or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.

OFF-BALANCE SHEET ARRANGEMENTS
At March 31, 2020 and September 30, 2019, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS
There have been no material changes to the Company's contractual obligations during the second quarter of fiscal 2020, except as discussed below.
We have been operating under a multi-year supply agreement with Cabot Corporation, which has not been a related party since 2002, for the purchase of fumed silica, which runs through December 2022. As of March 31, 2020, purchase obligations include an aggregate amount of $27.5 million of contractual commitments related to this agreement.
Refer to Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for additional information regarding our contractual obligations.

INDEX
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT
We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, the New Taiwan dollar, Euro, British pound, and Singapore dollar.  Approximately 22% of our revenue for the quarter ended March 31, 2020 is transacted in currencies other than the U.S. dollar.  However, outside of the United States, we also incur expenses that are transacted in currencies other than the U.S. dollar, which mitigates the exposure on the Consolidated Statements of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheets.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.
During the three and six months ended March 31, 2020, we recorded $19.7 million and $3.9 million, respectively, in foreign currency translation losses, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.
MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK
We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of March 31, 2020, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INDEX
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), as of March 31, 2020.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR BUSINESS
OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY THE CORONAVIRUS (COVID-19) PANDEMIC (“PANDEMIC”) AND RELATED ADVERSE IMPACT TO WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS
The global spread of the Pandemic has created significant volatility, uncertainty and economic disruption across the world and in the countries and locations in which we and our customers and suppliers operate. The extent to which the Pandemic impacts our business, operations, results of operations and financial condition are uncertain and difficult to predict, and depend on numerous evolving factors that we may not be able to accurately predict, and may include: A decrease in short-term and long-term demand and pricing for our products and services, and a global economic recession that could further reduce demand and/or pricing for our products and services resulting from actions taken by governments, businesses, or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns; Negative impacts to our operations, including reductions in production levels, R&D activities, and qualification activities with our customers, and increased costs resulting from our efforts to mitigate the impact of the Pandemic through social-distancing measures we have enacted at our locations around the world in an effort to protect our employees’ health and well-being (including working from home, limiting the number of employees attending meetings, reducing the number of employees or others in our sites at any one time and how such individuals perform work while at our sites, and suspending employee travel); Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in losses on our accounts receivables due to credit defaults or our customers’ inability to pay; and, Disruptions to our supply chain in connection with the sourcing of materials, equipment and logistics or other services and support necessary to our business as a result of the Pandemic and efforts to contain the spread of the Pandemic. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of the Pandemic on our Company and our customers, suppliers, and third-party service providers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. A sustained or prolonged outbreak or return of the Pandemic could exacerbate the adverse impact of such measures on our Company.
DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS
Our business is affected by economic and industry conditions, such as those currently being adversely affected by the Pandemic, and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor industry demand. With respect to our Electronic Materials segment, historically, semiconductor industry demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, prior to the Pandemic, the relatively soft demand conditions in the semiconductor industry that had commenced in our second fiscal quarter of 2019 and continued into our first fiscal quarter of 2020 had begun to ameliorate in the beginning of the second fiscal quarter of 2020. However, the Pandemic has created uncertainty as to demand conditions for the semiconductor industry going forward through the remainder of the fiscal year and beyond. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends, especially during unusual adverse circumstances, such as the Pandemic. If the global economy or the semiconductor industry weakens further, whether in general or as a result of the Pandemic or other specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, geopolitical conditions, or additional global health crises, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices, such as logic versus memory IC devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.

INDEX
As to our Performance Materials segment, which continues to be an area of potential continued growth for us, our business may be impacted by changes in the utilities and/or oil and gas industries, such as the recent and ongoing significant dislocation in these industries occasioned by geopolitical disputes such as those that commenced in March 2020 between the Organization of Petroleum Exporting Countries (OPEC) and Russia, and a confluence of an excess in oil capacity due to these factors and the Pandemic and efforts to contain the Pandemic. Relatedly, as described, volatility in oil and natural gas prices may impact our customers’ activity levels, including production, and while we have not yet experienced a significant adverse effect, we then may experience a drop in demand for our performance materials products and services. Expectations about future prices and price volatility are important in determining future spending levels for customers of our pipeline performance products and services. The current volatility in worldwide oil and natural gas prices and markets are an extreme example of historical volatility in this sector, and such volatility is likely to continue in the future. As is currently the case, prices for oil and natural gas are subject to wide fluctuations in response to relatively minor or major changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, decreases or increases in supplies from U.S. shale production or other oil production, geopolitical conditions, including uprisings, political unrest, and international trade tensions, sovereign debt crises, the domestic and non-United States supply of oil and natural gas, the level of consumer demand due to economic growth or contraction such as currently seen related to the Pandemic, and other factors in countries such as China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the OPEC and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions, such as those currently seen related to the Pandemic.
Further, adverse global economic and industry conditions such as those related to the Pandemic could have other negative effects on our Company. For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production processes could be harmed if our suppliers cannot fulfill their obligations to us. As a result of these or other conditions, we also might have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

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
We depend on our supply chain to enable us to meet the demands of our customers. Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers. Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our products, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, global public health crises such as the Pandemic, geopolitical, trade or labor-related issues, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers. In particular, severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our operations by disrupting services provided by service companies or suppliers with whom we have a business relationship. Additionally, some of our full-time employees are represented by labor unions, works councils or comparable organizations, particularly in Mexico and Europe. As our current agreements expire, we cannot provide assurance that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations. Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers, such as those related to the Pandemic.

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
WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS
We currently have operations and a large customer base outside of the United States. Approximately 64% of our revenue was generated by sales to customers outside of the United States for the fiscal year ended September 30, 2019. We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the United States with respect to non-U.S. operations of U.S. businesses like ours, geopolitical and/or trade tensions, global health crises such as the Pandemic, fluctuation in exchange rates, changes in international trade requirements and sanctions and/or tariffs that affect our business and that of our customers and suppliers, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights. We also may encounter risks that we may not be able to repatriate additional earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business, or other factors.
In particular, China continues to be a fast-developing market for the semiconductor industry, and an area of continued potential growth for us. As business volume between China and the rest of the world continues to grow, there is risk that geopolitical, regulatory, trade, political and global public health crises such as the Pandemic could adversely affect business for companies like ours based on the complex relationships among China, the United States, and other countries in the Asia Pacific region or elsewhere, which could have a material adverse impact on our business. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or, provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, including our results of operations.
In addition, we have operations and customers located in the United Kingdom, which recently has exited the European Union. Although the United Kingdom and the European Union have agreed to operate under transitional provisions under which most European Union law would remain in force in the United Kingdom until the end of December 2020, it is at present unclear as to what trade agreement the parties will operate under following such time, and what impacts such might have on our business.

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
3. If our products are not re-registered by the EPA or are re-registered subject to new restrictions, our ability to sell our products may be curtailed or significantly limited: KMG-Bernuth's penta product registrations are under continuous review by the EPA under FIFRA. KMG-Bernuth has submitted and will continue to submit a wide range of scientific data to support its U.S. registrations. To satisfy the registration review, KMG-Bernuth is required to demonstrate, among other things, that its products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, the EPA announced that it had determined that penta was eligible for re-registration, but the EPA proposed new restrictions on the use of penta that have required KMG-Bernuth's customers to incur substantial additional costs and to revise certain operating procedures. In December 2014, the EPA issued a registration review work plan that required penta registrants to provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued registration. KMG-Bernuth conducted required testing in accordance with the EPA's proposed work plan. In January 2020, the EPA published a Registration Review Draft Risk Assessment for Pentachlorophenol, dated June 27, 2019, which included several key preliminary EPA conclusions related to the safety and environmental risks of penta as a wood treating product. We have provided the EPA with responsive comments. We cannot tell you when or if the EPA will issue a final decision concluding that the conditions of re-registration for its penta products and all additional testing requirements have been satisfied. We cannot assure you that KMG-Bernuth's products will not be subject to use or labeling restrictions that may have an adverse effect on our financial position and results of operations. The failure of KMG-Bernuth's products to be re-registered, to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have an adverse effect on our financial condition and results of operations.

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

RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic, geopolitical, global public health, political and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements, and changes in market evaluations, by securities analysts, investors, market participants or others, of or related to, us or participants in the semiconductor and related industries; changes in business, trade or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital deployment strategy, issuances of shares of our capital stock or entering into a business combination or other strategic transaction; and trading volume of our common stock. This has been evident since approximately March of 2020 in the wake of the significant adverse impact to global economic conditions of the Pandemic and also dislocation in the oil and gas sector.

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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million. As of March 31, 2020, there was $54.9 million of authorized repurchases remaining under the program. The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources”, of this Report on Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2020	—	$—	—	$71,268
Feb. 1 through Feb. 29, 2020	—	$—	—	$71,268
Mar. 1 through Mar. 31, 2020	157,368	$104.31	157,368	$54,854
Total	157,368	$104.31	157,368	$54,854

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INDEX
ITEM 6. EXHIBITS
The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.72	Cabot Microelectronics Corporation 401(k) Plan, as amended.
10.73	Adoption Agreement, January 1, 2020, as amended, of Cabot Microelectronics Corporation 401(k) Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	Cover Page Interactive Data File - The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: May 8, 2020	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer Vice President and Chief Financial Officer [Principal Financial Officer and Interim Principal Accounting Officer]