Form 10-Q
period 2020-06-30
CABOT MICROELECTRONICS CORP
filed 2020-08-06
CIK 1102934

INDEX
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2020
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
As of July 31, 2020, the Company had 29,055,268 shares of Common Stock, par value $0.001 per share, outstanding.

INDEX
CABOT MICROELECTRONICS CORPORATION

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue	$274,727	$271,882	$842,063	$759,051

Cost of sales	152,973	156,492	470,525	429,508

Gross profit	121,754	115,390	371,538	329,543

Operating expenses:
Research, development and technical	12,165	12,191	38,206	39,009
Selling, general and administrative	51,847	50,959	162,495	162,415
Total operating expenses	64,012	63,150	200,701	201,424

Operating income	57,742	52,240	170,837	128,119

Interest expense	10,406	12,757	33,079	32,978

Interest income	131	417	589	2,004

Other income (expense), net	(201)	(472)	(1,608)	(2,897)
Income before income taxes	47,266	39,428	136,739	94,248

Provision for income taxes	12,741	20,550	30,766	34,790

Net income	$34,525	$18,878	$105,973	$59,458

Basic earnings per share (in dollars per share)	$1.19	$0.65	$3.63	$2.09

Diluted earnings per share (in dollars per share)	$1.17	$0.64	$3.58	$2.06

Weighted average basic shares outstanding	29,079	29,064	29,157	28,399

Weighted average diluted shares outstanding	29,456	29,568	29,603	28,924
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income	$34,525	$18,878	$105,973	$59,458
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9,086	2,699	5,212	4,132
Net unrealized loss on cash flow hedges	(334)	(9,044)	(13,382)	(15,518)
Other comprehensive income, net of tax	8,752	(6,345)	(8,170)	(11,386)
Comprehensive income	$43,277	$12,533	$97,803	$48,072
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amount)

	June 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$354,708	$188,495
Accounts receivable, less allowance for doubtful accounts of $2,404 at June 30, 2020 and $2,377 at September 30, 2019	137,736	146,113
Inventories	161,805	145,278
Prepaid expenses and other current assets	24,623	28,670
Total current assets	678,872	508,556

Property, plant and equipment, net	356,022	276,818
Goodwill	713,880	710,071
Other intangible assets, net	690,417	754,044
Deferred income taxes	6,686	6,566
Other long-term assets	39,496	5,711
Total assets	$2,485,373	$2,261,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,211	$54,529
Short-term debt	150,000	—
Current portion of long-term debt	13,313	13,313
Accrued expenses, income taxes payable and other current liabilities	126,399	103,618
Total current liabilities	339,923	171,460

Long-term debt, net of current portion, less prepaid debt issuance costs of $15,684 at June 30, 2020 and $17,900 at September 30, 2019	912,691	928,463
Deferred income taxes	110,930	121,993
Other long-term liabilities	96,795	59,473
Total liabilities	1,460,339	1,281,389

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common Stock Authorized: 200,000 shares, $0.001 par value; Issued: 39,867 shares at June 30, 2020, and 39,592 shares at September 30, 2019	40	40
Capital in excess of par value of common stock	1,012,131	988,980
Retained earnings	529,786	461,501
Accumulated other comprehensive income (loss)	(31,896)	(23,238)
Treasury stock at cost, 10,833 shares at June 30, 2020, and 10,491 shares at September 30, 2019	(485,027)	(446,906)
Total stockholders’ equity	1,025,034	980,377

Total liabilities and stockholders’ equity	$2,485,373	$2,261,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$105,973	$59,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,516	70,476
Accretion on Asset Retirement Obligations	406	—
Provision for doubtful accounts	366	(75)
Share-based compensation expense	12,191	15,048
Deferred income tax benefit	(9,469)	(16,760)
Non-cash foreign exchange loss	146	907
Gain on disposal of property, plant and equipment	(338)	(59)
Non-cash charge on inventory step up of acquired inventory sold	—	14,869
Amortization of debt issuance costs	2,345	2,086
Other	(63)	2,201
Changes in operating assets and liabilities:
Accounts receivable	8,130	6,187
Inventories	(16,442)	(19,477)
Prepaid expenses and other assets	9,786	10,831
Accounts payable	(5,591)	(1,558)
Accrued expenses, income taxes payable and other liabilities	1,127	(27,089)
Net cash provided by operating activities	204,083	117,045

Cash flows from investing activities:
Additions to property, plant and equipment	(107,015)	(32,691)
Proceeds from sales of property, plant and equipment	1,587	1,210
Acquisition of a business, net of cash acquired	—	(1,182,186)
Cash settlement of life insurance policy	—	3,959
Net cash used in investing activities	(105,428)	(1,209,708)

Cash flows from financing activities:
Repayment of long-term debt	(17,988)	(102,663)
Repurchases of common stock	(38,121)	(9,468)
Proceeds from issuance of long-term debt	—	1,062,337
Proceeds from revolving line of credit	150,000	—
Debt issuance costs	—	(18,745)
Proceeds from issuance of stock	10,960	11,349
Dividends paid	(37,527)	(34,132)
Other financing activities	(123)	—
Net cash provided by financing activities	67,201	908,678

Effect of exchange rate changes on cash	357	(258)
Increase (decrease) in cash and cash equivalents	166,213	(184,243)
Cash and cash equivalents at beginning of period	188,495	352,921
Cash and cash equivalents at end of period	$354,708	$168,678

Supplemental Cash Flow Information:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$9,609	$3,085
Equity consideration related to the acquisition of KMG Chemicals, Inc	—	331,048
Cash paid during the period for lease liabilities	5,647	—
Right of use asset obtained in exchange for lease liabilities	6,351	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and amounts in thousands)

	Common Stock	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 30, 2019	$40	$988,980	$461,501	$(23,238)	$(446,906)	$980,377

Share-based compensation expense		4,763				4,763
Repurchases of common stock - other, at cost					(2,897)	(2,897)
Exercise of stock options		1,298				1,298
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		150				150
Net income			38,549			38,549
Dividends ($0.42 per share in dollars)			(12,351)			(12,351)
Effect of the adoption of the stranded tax effect accounting standard			488	(488)		—
Foreign currency translation adjustment				15,851		15,851
Cash flow hedges				4,259		4,259

Balance at December 31, 2019	$40	$995,191	$488,187	$(3,616)	$(449,803)	$1,029,999

Share-based compensation expense		4,234				4,234
Repurchases of common stock under Share Repurchase Program, at cost					(16,414)	(16,414)
Repurchases of common stock - other, at cost					(202)	(202)
Exercise of stock options		6,350				6,350
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,536				2,536
Net income			32,899			32,899
Dividends ($0.44 per share in dollars)			(12,960)			(12,960)
Foreign currency translation adjustment				(19,725)		(19,725)
Cash flow hedges				(17,307)		(17,307)

Balance at March 31, 2020	$40	$1,008,311	$508,126	$(40,648)	$(466,419)	$1,009,410

Share-based compensation expense		3,194				3,194
Repurchases of common stock under Share Repurchase Program, at cost					(18,595)	(18,595)
Repurchases of common stock - other, at cost					(13)	(13)
Exercise of stock options		626				626
Net income			34,525			34,525
Dividends ($0.44 per share in dollars)			(12,865)			(12,865)
Foreign currency translation adjustment				9,086		9,086
Cash flow hedges				(334)		(334)

Balance at June 30, 2020	$40	$1,012,131	$529,786	$(31,896)	$(485,027)	$1,025,034
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and amounts in thousands)

	Common Stock	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 30, 2018	$36	$622,498	$471,673	$4,539	$(432,054)	$666,692

Share-based compensation expense		8,170				8,170
Repurchases of common stock - other, at cost					(4,001)	(4,001)
Exercise of stock options		3,097				3,097
Issuance of common stock in connection with acquisition of KMG Chemicals, Inc.	3	331,045				331,048
Issuance of Cabot Microelectronics restricted stock under Deposit Share Program		75				75
Net income			13,443			13,443
Dividends ($0.40 per share in dollars)			(11,598)			(11,598)
Effect of the adoption of the revenue recognition accounting standards			(933)			(933)
Foreign currency translation adjustment				2,425		2,425
Minimum pension liability adjustment				(251)		(251)

Balance at December 31, 2018	$39	$964,885	$472,585	$6,713	$(436,055)	$1,008,167

Share-based compensation expense		3,538				3,538
Repurchases of common stock - other, at cost					(694)	(694)
Exercise of stock options		5,080				5,080
Issuance of Cabot Microelectronics stock under Employee Stock Purchase Plan		2,109				2,109
Net income			27,137			27,137
Dividends ($0.42 per share in dollars)			(12,255)			(12,255)
Foreign currency translation adjustment				(992)		(992)
Cash flow hedges				(6,474)		(6,474)
Minimum pension liability adjustment				251		251

Balance at March 31, 2019	$39	$975,612	$487,467	$(502)	$(436,749)	$1,025,867

Share-based compensation expense		3,340				3,340
Repurchases of common stock under share repurchase plans, at cost					(5,001)	(5,001)
Repurchases of common stock - other, at cost					(58)	(58)
Exercise of stock options		988				988
Net income			18,878			18,878
Dividends ($0.42 per share in dollars)			(12,336)			(12,336)
Foreign currency translation adjustment				2,699		2,699
Cash flow hedges				(9,044)		(9,044)

Balance at June 30, 2019	$39	$979,940	$494,009	$(6,847)	$(441,808)	$1,025,333
`The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CABOT MICROELECTRONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except per share amounts)
1. BACKGROUND AND BASIS OF PRESENTATION
Cabot Microelectronics Corporation (“Cabot Microelectronics”, “the Company”, “us”, “we”, or “our”) is a leading global supplier of consumable materials to semiconductor manufacturers and pipeline companies. The Company's products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of KMG Chemicals, Inc. (“KMG”) since the Company's acquisition of 100% of the outstanding stock of KMG (the "Acquisition") on November 15, 2018 (the “Acquisition Date”). We operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our heritage Chemical Mechanical Planarization ("CMP") slurries and polishing pads businesses, as well as the KMG electronic chemicals business.  The Performance Materials segment includes KMG’s heritage pipeline performance and wood treatment businesses, and our heritage QED business. For additional information, refer to Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
The unaudited Consolidated Financial Statements have been prepared by Cabot Microelectronics pursuant to the rules of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP").  In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of Cabot Microelectronics’ financial position as of June 30, 2020, cash flows for the nine months ended June 30, 2020 and June 30, 2019, and results of operations for the three and nine months ended June 30, 2020 and June 30, 2019.  The Consolidated Balance Sheets as of September 30, 2019 were derived from audited financial statements. The results of operations for the three and nine months ended June 30, 2020 may not be indicative of results to be expected for future periods, including the fiscal year ending September 30, 2020. This Report on Form 10-Q does not contain all of the note disclosures from our annual financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (ASC 842) to change the criteria for recognizing leasing transactions. The provisions of this guidance require a lessee to recognize a right of use asset and a corresponding lease liability for operating leases. Under this guidance, rental expense for operating leases, continues to be recognized on a straight-line basis over the non-cancelable lease term. As of October 1, 2019, the Company began applying the provisions of this standard prospectively for all lease transactions as of and after the effective date. Upon adoption, the Company recorded a lease liability of $30,881 and a right of use asset of $30,115. The difference between the right of use asset and lease liability primarily relates to deferred rent recorded prior to adoption. The new guidance did not have a material impact on our results of operations or cash flows for the three and nine months ended June 30, 2020. Refer to Note 11 of this Report on Form 10-Q for additional information regarding the Company’s lease transactions.
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
Accounting Pronouncements Issued But Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326). This standard requires financial assets measured at amortized cost to be presented at the net amount expected to be collected using an allowance account. ASU 2016-13 also provides that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance was amended through various ASU's subsequent to ASU 2016-13, all of which will be effective for the Company beginning October 1, 2020. We are assessing the impact of this guidance and currently do not expect it to have a material impact.
In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The ASU provides specific guidance on various disclosure requirements in Topic 820, including removal, modification and addition to current disclosure requirements. ASU 2018-13 will be effective for us beginning October 1, 2020. We are finalizing the impact of this standard on our disclosures and do not expect the adoption to have a material impact.
In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The ASU was issued to simplify Topic 740 through improving consistency and removing certain exceptions to general principles. ASU 2019-12 will be effective for us beginning October 1, 2021. We are currently evaluating the impact of implementing this standard on our financial statements.
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

INDEX
Contract Balances
The following table provides information about contract liability balances:

	June 30, 2020	September 30, 2019
Contract liabilities (current)	$9,410	$5,008
Contract liabilities (noncurrent)	1,019	1,130
At June 30, 2020, the current portion of contract liabilities of $9,410 is included in Accrued expenses, income taxes payable and other current liabilities, and the non-current portion of $1,019 is included in Other long-term liabilities in the Consolidated Balance Sheets.  The amount of revenue recognized during the three and nine months ended June 30, 2020 that was included in the opening current contract liability balances in our Performance Materials segment were $400 and $3,427, respectively.  The amount of revenue recognized during the three and nine months ended June 30, 2020 that was included in our opening contract liability balances in our Electronic Materials segment was not material.
Transaction Price Allocated to Remaining Performance Obligations
The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for contracts with an original duration of greater than one year and (2) when the Company expects to recognize this revenue.

	Less Than 1 Year	1-3 Years	Total
Revenue expected to be recognized on contract liability amounts as of June 30, 2020	$1,426	$1,019	$2,445

4. BUSINESS COMBINATION
On the Acquisition Date, the Company completed the Acquisition and KMG’s results of operations have been included in our Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (Loss) from that date. Refer to Note 4 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for additional information on the Acquisition.
The following unaudited supplemental pro forma information summarizes the combined results of operations for Cabot Microelectronics and KMG as if the Acquisition had occurred on October 1, 2017.

Nine Months Ended June 30, 2019
Revenue	$821,029
Net income	80,618
Earnings per share - basic	2.79
Earnings per share - diluted	2.74
The following costs are included in the nine months ended June 30, 2019:
•Non-recurring transaction costs of $1,568.
•Non-recurring transaction-related employee costs, such as accelerated stock compensation expense, retention and severance expense of $283.

INDEX
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
The following table presents financial instruments, other than debt, that we measured at fair value on a recurring basis at June 30, 2020 and September 30, 2019.  See Note 10 of this Report on Form 10-Q for a discussion of our debt. We have classified the following assets and liabilities in accordance with the fair value hierarchy set forth in the applicable standards.  In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest-level input that is significant to the determination of the fair value.

June 30, 2020	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$354,708	$—	$—	$354,708
Other long-term investments	1,147	—	—	1,147
Total assets	$355,855	$—	$—	$355,855

Liabilities:
Derivative financial instruments	—	41,692	—	41,692
Total liabilities	$—	$41,692	$—	$41,692

September 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$188,495	$—	$—	$188,495
Other long-term investments	980	—	—	980
Total assets	$189,475	$—	$—	$189,475

Liabilities:
Derivative financial instruments	—	24,244	—	24,244
Total liabilities	$—	$24,244	$—	$24,244

INDEX
Our cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets. We invest only in AAA-rated, prime institutional money market funds, comprised of high quality, short-term fixed income securities. Our other long-term investments represent the fair value of investments under the Cabot Microelectronics Supplemental Employee Retirement Plan ("SERP"), which is a non-qualified supplemental savings plan. The fair value of the investments is determined through quoted market prices within actively traded markets. Although the investments are allocated to individual participants and investment decisions are made solely by those participants, the SERP is a non-qualified plan. Consequently, the Company owns the assets and the related offsetting liability for disbursement until such time as a participant makes a qualifying withdrawal.
Our derivative financial instruments include foreign exchange contracts and an interest rate swap contract. The fair value of our derivative instruments is estimated using standard valuation models and market-based observable inputs over the contractual term, including one-month London Inter-bank Offered Rate ("LIBOR") based yield curves for the interest rate swap, and forward rates and/or the Overnight Index Swap curve for forward foreign exchange contracts, among others. We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value of derivative financial instruments.  See Note 12 of this Report on Form 10-Q for more information on our use of derivative financial instruments.

6. INVENTORIES
Inventories consisted of the following:

	June 30, 2020	September 30, 2019
Raw materials	$64,028	$60,157
Work in process	17,706	12,940
Finished goods	80,071	72,181
Total	$161,805	$145,278

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments for the nine months ended June 30, 2020:

	Electronic Materials	Performance Materials	Total
Balance at September 30, 2019	$352,797	$357,274	$710,071

Foreign currency translation impact	3,448	(844)	2,604
Other	—	1,205	1,205
Balance at June 30, 2020	$356,245	$357,635	$713,880

INDEX
The components of other intangible assets are:

	June 30, 2020		September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets subject to amortization:
Product technology, trade secrets and know-how	$121,979	$45,722	$123,948	$37,993
Acquired patents and licenses	9,023	8,636	9,023	8,397
Customer relationships, trade names, and distribution rights	687,976	121,373	684,764	64,471

Total other intangible assets subject to amortization	818,978	175,731	817,735	110,861

Other intangible assets not subject to amortization:
Other indefinite-lived intangibles*	47,170		47,170
Total other intangible assets not subject to amortization	47,170		47,170

Total other intangible assets	$866,148	$175,731	$864,905	$110,861
*Other indefinite-lived intangible assets not subject to amortization consist primarily of trade names.
Amortization expense was $20,788 and $64,166 for the three and nine months ended June 30, 2020, respectively, and was $16,926 and $43,244 for the three and nine months ended June 30, 2019, respectively. Estimated future amortization expense for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2020	$21,293
2021	89,952
2022	80,479
2023	68,039
2024	60,144
We continue to actively monitor the industries in which we operate and our businesses' performance for indicators of potential impairment. If current global macroeconomic conditions related to the COVID-19 pandemic ("Pandemic") persist and adversely impact our Company, we may have future impairments of goodwill or other intangible assets. Potential future impairments could be material to the Company’s Consolidated Balance Sheets and to the Consolidated Statements of Income, but we do not expect them to affect the Company’s reported Net cash provided by operating activities.
During the fiscal year ended September 30, 2019, the Company recognized asset impairment charges of $67,372 for the wood treatment asset group due to the previously announced planned closure of the Company's wood treatment business' facilities by approximately the end of calendar year 2021. The Company continues to monitor the wood treatment asset group, which is also a reporting unit, for further indicators of long-lived asset and goodwill impairment and determined that as of June 30, 2020, the wood treatment business had a triggering event, which required interim impairment tests to be performed. For the quarter ended June 30, 2020, the estimated future cash flows of the asset group and fair value of the reporting unit exceeded the carrying value by approximately 8% and 1%, respectively, and there was no impairment recognized for the wood treatment asset group or reporting unit. The fair value of the wood treatment reporting unit was determined using an income approach based upon an estimate of discounted future cash flows of the business through the expected closure date. As the Company approaches the closure date of the facilities and there are lower estimated future cash flows, it is probable that the carrying value of the wood treatment asset group and reporting unit will not be recoverable, resulting in future impairments. The carrying value of the wood treatment business includes $35 million and $8 million of goodwill and intangible assets, respectively. Absent a sale of the wood treatment business, the amount of impairments that we expect to recognize as we approach the closure date could be material.

INDEX
8. OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following:

	June 30, 2020	September 30, 2019
Long-term right of use asset	$31,241	$—
Long-term vendor contract assets	3,346	1,164
Long-term SERP investment	1,147	980
Prepaid unamortized debt issuance cost - revolver	580	709
Other long-term assets	3,182	2,858
Total	$39,496	$5,711

9. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES
Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	June 30, 2020	September 30, 2019
Accrued compensation	$43,414	$33,809
Income taxes payable	16,954	15,725
Dividends payable	13,521	12,953
Interest rate swap liability	12,595	5,351
Contract liabilities (current)	9,410	5,008
Current portion of operating lease liability	6,313	—
Goods and services received, not yet invoiced	4,885	3,075
Taxes, other than income taxes	4,744	6,281
Accrued interest	2,144	3,739
KMG - Bernuth warehouse fire-related (See Note 13)	866	7,998
Other	11,553	9,679
Total	$126,399	$103,618

10. DEBT
Total debt consisted of the following:

	June 30, 2020	September 30, 2019
Senior Secured Term Loan Facility, one-month LIBOR plus 2.00% and one-month LIBOR plus 2.25%, respectively	$941,688	$959,676
Revolving Credit Facility, one-month LIBOR plus 1.50%	150,000	—
Total debt	1,091,688	959,676
Less: Unamortized debt issuance costs	(15,684)	(17,900)
Total debt, excluding unamortized debt issuance costs	1,076,004	941,776
Less: Current maturities and short-term debt	(163,313)	(13,313)
Total long-term debt excluding current maturities	$912,691	$928,463

During the first quarter of fiscal year 2020, the Company amended its credit agreement ("Amended Credit Agreement") to reduce the interest rate on term loan borrowings, which are defined as the Senior Secured Term Loan Facility under the Amended Credit Agreement ("Term Loan Facility"). Term Loan Facility borrowings under the Amended Credit Agreement bear an interest rate equal to, at the Company's option, either (a) a LIBOR, subject to a 0.00% floor, or (b) a base rate in each case, plus an applicable margin of 2.00% for LIBOR loans and 1.00% for base rate loans.

INDEX
During the second quarter of fiscal year 2020, the Company drew $150.0 million under the Amended Credit Agreement's revolving credit facility ("Revolving Credit Facility") as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertain global economic conditions resulting from the Pandemic. The Revolving Credit Facility borrowing remains outstanding as of June 30, 2020. As of June 30, 2020, our available credit under the Revolving Credit Facility was $50,000, which includes our letter of credit sub-facility. The interest rate on the Revolving Credit Facility is either (a) a LIBOR, subject to a 0.00% floor, or (b) a base rate in each case, plus an applicable margin of 1.50% for LIBOR loans and 0.50% for base rate loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s first lien secured net leverage ratio. Borrowings under the Revolving Credit Facility are classified as short-term debt and the proceeds are included in Cash and cash equivalents in the Company's Consolidated Balance Sheet as of June 30, 2020.
At June 30, 2020 and September 30, 2019, the fair value of the Term Loan Facility, using level 2 inputs, approximated its carrying value as the loan bears a floating market rate of interest. Due to the short-term nature of the borrowing under the Revolving Credit Facility, its carrying value approximates fair value.
As of June 30, 2020, scheduled principal repayments of the Term Loan Facility were:

Fiscal Year	Principal Repayments
Remainder of 2020	$5,325
2021	10,650
2022	10,650
2023	10,650
2024	10,650
Greater than 5 years	893,763
Total	$941,688

11. LEASES
Effective October 1, 2019, the Company adopted the new lease accounting guidance which requires the recognition of a right of use asset and a corresponding lease liability for operating leases. As part of the adoption, the Company elected to apply provisions of the guidance to operating leases with terms of more than twelve months for all lease classes except for real estate leases for which the guidance is applied to all leases. Additionally, the Company elected to account for non-lease components and lease components together as a single lease component for all asset classes. The Company’s lease transactions primarily consist of leases for facilities, equipment and vehicles under operating leases. The Company does not have any material finance leases. The weighted average remaining lease term for operating leases included in the lease liability was approximately six years as of June 30, 2020. Certain of the Company’s leases have an option to extend the lease term and the renewal period is included in determining the lease term for leases where the renewal option is reasonably certain to be exercised.
Total lease cost for the Company for the three months ended June 30, 2020 was $2,221, which included $1,868 related to operating lease cost and $353 related to short-term and variable lease costs. Total lease cost for the Company for the nine months ended June 30, 2020 was $7,027, which included $5,754 related to operating lease cost and $1,273 related to short-term and variable lease costs. The weighted average discount rate for operating leases as of June 30, 2020 was 3.06%, and was determined based on the secured incremental borrowing rate of the Company and its subsidiaries as the implicit rate is not readily determinable.

INDEX
Future maturities of operating lease liabilities for the years ended September 30 are as follows:

Fiscal Year	Amount
Remainder of 2020	$1,865
2021	6,709
2022	6,234
2023	5,263
2024	4,179
2025 and future years	11,626
Total future lease payments	35,876
Less: Imputed interest	3,197
Operating lease liability	32,679
Less: Current portion of operating lease liability	6,313
Long-term portion of operating lease liability recorded in Other long-term liabilities	$26,366

As of September 30, 2019, minimum lease payments under operating leases with noncancelable terms in excess of one are as follows:

Fiscal Year	Amount
2020	$6,984
2021	4,941
2022	4,291
2023	4,122
2024	3,710
Thereafter	12,010
Total future minimum lease payments	$36,058

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
Cash Flow Hedges - Interest Rate Swap Contract
During the second quarter of fiscal 2019, we entered into a floating-to-fixed interest rate swap contract to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt.  As of June 30, 2020, the notional value of the interest rate swap was $652,000. This value is scheduled to decrease bi-annually and will expire on January 31, 2024.
We have designated this swap contract as a cash flow hedge.  Based on certain quantitative and qualitative assessments, we have determined that the hedge is highly effective and qualifies for hedge accounting.  Accordingly, unrealized gains and losses on the hedge are recorded in other comprehensive income.  Realized gains and losses are recorded on the same financial statement line as the hedged item, which is Interest expense.

INDEX
Foreign Currency Contracts Not Designated as Hedges
On a regular basis, we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures.  These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as Other income (expense), net in the accompanying Consolidated Statements of Income in the period in which the exchange rates change.  As of June 30, 2020 and September 30, 2019, the notional amounts of the forward contracts we held to purchase U.S. dollars in exchange for foreign currencies were $6,419 and $6,239, respectively, and the notional amounts of forward contracts we held to sell U.S. dollars in exchange for foreign currencies were $26,800 and $24,270, respectively.
The fair value of our derivative instruments included in the Consolidated Balance Sheets was as follows:

		Derivative Assets		Derivative Liabilities
	Consolidated Balance Sheet Location	June 30, 2020	September 30, 2019	June 30, 2020	September 30, 2019
Derivatives designated as hedging instruments
Interest rate swap contract	Accrued expenses, income taxes payable and other current liabilities	$—	$—	$12,595	$5,351
	Other long-term liabilities	$—	$—	$28,832	$18,841
Derivatives not designated as hedging instruments
Foreign exchange contracts	Accrued expenses, income taxes payable and other current liabilities	$—	$—	$265	$52

The following table summarizes the effect of our derivative instruments on our Consolidated Statements of Income for the three and nine months ended June 30, 2020 and 2019:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended June 30,		Nine Months Ended June 30,
	Consolidated Statement of Income Location	2020	2019	2020	2019
Derivatives designated as hedging instruments
Interest rate swap contract	Interest expense	$(3,262)	$39	$(5,799)	$40
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(128)	$(29)	$(390)	$(67)

We recorded an unrealized loss of $2,868 and $17,885, net of tax, in Accumulated other comprehensive income during the three and nine months ended June 30, 2020, respectively, for the interest rate swap.  As of June 30, 2020, during the next twelve months, we expect approximately $12,595 to be reclassified from Accumulated other comprehensive income (loss) into Interest expense related to our interest rate swap based on projected rates of the LIBOR forward curve as of June 30, 2020.

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
On May 31, 2019, a fire occurred at the warehouse of the wood treatment facility of KMG’s subsidiary, KMG-Bernuth, in Tuscaloosa, Alabama, which processes pentachlorophenol ("penta") for sale to customers in the United States and Canada. The warehouse fire, which we believe originated from non-hazardous waste materials temporarily stored in the warehouse for recycling purposes, caused no injuries and was extinguished in less than an hour. Company personnel investigated the incident, and KMG-Bernuth commenced cleanup with oversight from certain local, state and federal authorities. The carrying value of the warehouse and the affected inventory are not material. Applying the accounting guidance under ASC 410-30, Environmental Obligations and ASC 450, Contingencies, we determined that since we have environmental obligations as of the date of the fire, costs for the fire waste cleanup and disposal should be recognized to the extent they are probable and reasonably estimable. We recorded expense of $9,494 in fiscal year 2019 and $1,688 during the nine months ended June 30, 2020, of which $866 remains accrued as a loss contingency. These disposal costs were charged to Cost of sales. Although we believe we have completed cleanup efforts related to the fire incident and the assessment of materials in the warehouse that had been impacted by the incident, there are potential additional disposal and other costs that cannot be reasonably estimated as of this time related to these materials due to the nature of federally-regulated penta-related requirements. We incurred significant fire waste cleanup and disposal costs and certain other costs related to the assessment of the impacted warehouse material due to these requirements, and we may incur additional significant disposal costs related to such materials. We intend to continue to update the estimated losses as new information becomes available.
In addition, we are working with our insurance carriers on possible recovery of losses and costs related to the fire incident. We received $468 of insurance recovery during the three months ended June 30, 2020 which was recorded in Cost of sales. At this point we cannot reasonably estimate whether we will receive any additional insurance recoveries, or if so, the amount of any such recoveries. As such, no additional insurance recoveries have been recognized as of June 30, 2020.
Separately, in 2014, prior to the Acquisition, the United States Environmental Protection Agency (“EPA”) had notified KMG-Bernuth, that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, by virtue of its relationship with certain alleged predecessor companies, including Idacon, Inc (f/k/a Sonford Chemical Company) in connection with the Star Lake Canal Superfund Site near Beaumont, Texas. The EPA has estimated that the remediation will cost approximately $22.0 million. KMG-Bernuth and approximately seven other parties entered into an agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. The remediation work will be performed under a separate future agreement. Although KMG-Bernuth has not conceded liability, a reserve in connection with the remedial design was established, and as of June 30, 2020, the reserve remaining was $553.
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
We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and, as of June 30, 2020, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.
POSTRETIREMENT OBLIGATIONS IN FOREIGN JURISDICTIONS
We have defined benefit plans covering employees in certain foreign jurisdictions as required by local law that are unfunded. Net service costs are recorded as fringe benefit expense under Cost of sales and Operating expenses, and all other costs are recorded in the Other income (expense), net in our Consolidated Statements of Income.  The projected benefit obligations and accumulated benefit obligations under all such unfunded plans are updated annually during the fourth quarter of our fiscal year. Benefit payments under all such unfunded plans to be paid over the next ten years are expected to be approximately $7,872.  For more information regarding these plans, refer to Note 20 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
PURCHASE OBLIGATIONS
Purchase obligations include take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services.  We have been operating under an abrasive particle supply agreement with Cabot Corporation, our former parent company which is not a related party, the current term of which now runs through December 2022.  As of June 30, 2020, purchase obligations include $24,729 of contractual commitments related to this agreement. In addition, we have a purchase commitment of $7,863 to purchase non-water based carrier fluid.

INDEX
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below summarizes the components of Accumulated other comprehensive income (loss) (AOCI), net of Provision for income taxes/(benefit), for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Beginning Balance	$(40,648)	$(502)	$(23,238)	$4,539

Foreign currency translation adjustment	9,048	3,284	5,113	4,696
Income taxes	38	(585)	99	(564)
Foreign currency translation adjustment, net of tax	9,086	2,699	5,212	4,132

Unrealized gain loss on cash flow hedges:
Change in fair value	(3,694)	(11,635)	(23,034)	(19,987)
Reclassification adjustment into earnings	3,262	(39)	5,799	(40)
Income taxes	98	2,630	3,853	4,509
Unrealized loss on cash flow hedges, net of tax	(334)	(9,044)	(13,382)	(15,518)

Effect of the adoption of the stranded tax effect accounting standard	—	—	(497)	—
Income taxes	—	—	9	—
Effect of the adoption of the stranded tax effect accounting standard, net of tax	—	—	(488)	—

Net Change	8,752	(6,345)	(8,658)	(11,386)

Ending Balance	$(31,896)	$(6,847)	$(31,896)	$(6,847)

The before tax amount reclassified from AOCI to Net income during the three and nine months ended June 30, 2020 and 2019, related to cash flow hedges, were recorded as Interest expense on our Consolidated Statements of Income.
During the first quarter of fiscal 2020, the Company adopted ASU No. 2018-02 regarding the reclassification of stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the Tax Act and as a result, we reclassified $488 of stranded tax effects from Accumulated other comprehensive income to Retained earnings.

15. SHARE-BASED COMPENSATION PLANS
We issue share-based awards under the following programs: our Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan, as amended effective March 7, 2017 ("OIP"); our Cabot Microelectronics Corporation 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2010 ("ESPP"); and, pursuant to the OIP, our Directors' Deferred Compensation Plan, as amended September 23, 2008, and our 2001 Executive Officer Deposit Share Program.  In March 2017, our stockholders approved the material terms of performance-based awards under the OIP for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended.

INDEX
We record share-based compensation expense for all share-based awards, including stock option grants, and restricted stock, restricted stock unit ("RSU") and performance share unit ("PSU") awards, and ESPP purchases.  We calculate share-based compensation expense using the straight-line approach based on awards ultimately expected to vest, which requires the use of an estimated forfeiture rate.  Our estimated forfeiture rate is primarily based on historical experience, but may be revised in future periods if actual forfeitures differ from the estimate.  We use the Black-Scholes option-pricing model to estimate the grant date fair value of our stock options and ESPP purchases.  This model requires the input of highly subjective assumptions, including the price volatility of the underlying stock, the expected term of our stock options, expected dividend yield and the risk-free interest rate.  We estimate the expected volatility of our stock options based on a combination of our stock's historical volatility and the implied volatilities from actively-traded options on our stock.  We calculate the expected term of our stock options using historical stock option exercise data, and for stock option grants made prior to December 2017, we have added a slight premium to this expected term for employees who meet the definition of retirement-eligible pursuant to their stock option grants during the contractual term of the grant.  As of December 2017, the provisions of stock option grants and RSU awards stated that, except in certain circumstances, including termination for cause, once an employee meets the retirement eligibility requirements, any remaining unvested share-based awards will continue to vest regardless of termination of service. Consequently, the requisite service period for the award is satisfied upon retirement eligibility. Therefore, we record the total share-based compensation expense upon award for those employees who have met the retirement eligibility at the grant date. The expected dividend yield represents our annualized dividend in dollars divided by the stock price on the date of grant.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.
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
KMG awards granted subsequent to the entry into the definitive agreement for the Acquisition, but prior to the Acquisition Date, were converted to our RSUs (“Replacement Awards”), with vesting in three equal installments on the first three anniversaries of the original award date. If the recipient was terminated without cause or resigned with good reason during the 18 months following the Acquisition Date, the Replacement Award will have vested as of such termination date in a number of shares equal to 150% of the Replacement Award.
The share-based compensation expense of $3,253 related to the Replacement Awards, including accelerated vesting, for the first quarter of fiscal 2019 is included in the table below. The expense for the second and third quarters of fiscal 2019 as well as the first, second, and third quarters of fiscal 2020 included in the table below is not material.
Share-based compensation expense for the three and nine months ended June 30, 2020 and 2019, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$625	$540	$2,154	$2,169
Research, development and technical	411	390	1,618	1,733
Selling, general and administrative	2,158	2,410	8,419	11,146
Total share-based compensation expense	3,194	3,340	12,191	15,048
Tax benefit	(609)	(670)	(2,380)	(3,121)
Total share-based compensation expense, net of tax	$2,585	$2,670	$9,811	$11,927

For additional information regarding our share-based compensation plans and the estimation of fair value, refer to Note 16 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

INDEX
16. INCOME TAXES
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States in March 2020. The CARES Act includes provisions to support individuals and businesses in the form of loans, grants, and tax changes, among other types of relief. The CARES Act did not have a material impact on our Provision for income taxes for the three and nine months ended June 30, 2020. We have not taken any loans or grants pursuant to the CARES Act or other United States Pandemic-related legislation.
The Company’s effective income tax rate was 27.0% and 22.5% for the three and nine months ended June 30, 2020, respectively, compared to an effective income tax rate of 52.1% and 36.9% for the three and nine months ended June 30, 2019, respectively. The decrease in our effective tax rate for the nine months ended June 30, 2020 compared to the prior year is primarily attributable to the absence of discrete charge recorded in Q3 of FY19 related to the final regulations issued under the 2017 Tax Act, higher tax benefit related to share based compensation, and the absence of non-deductible costs related to the Acquisition.

17. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing Net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of unvested restricted stock awards with a right to receive non-forfeitable dividends, which are considered participating securities as prescribed by the two-class method under ASC 260 “Earnings per Share”.  Diluted earnings per share is calculated in a similar manner, but the weighted-average number of common shares outstanding during the period is increased to include the weighted-average dilutive effect of “in-the-money” stock options and unvested restricted stock shares and units using the treasury stock method.
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income available to common shares	$34,525	$18,878	$105,973	$59,458

Denominator:
Weighted average common shares	29,079	29,064	29,157	28,399
(Denominator for basic calculation)
Weighted average effect of dilutive securities	377	504	446	525
Diluted weighted average common shares	29,456	29,568	29,603	28,924
(Denominator for diluted calculation)

Earnings per share:

Basic	$1.19	$0.65	$3.63	$2.09

Diluted	$1.17	$0.64	$3.58	$2.06

Approximately 124 and 96 shares for the three and nine months ended June 30, 2020, respectively, and 144 and 204 shares for the three and nine months ended June 30, 2019, respectively, attributable to outstanding stock options were excluded from the calculation of Diluted earnings per share as their inclusion would have been anti-dilutive.

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
Our chief operating decision maker evaluates segment performance based upon revenue and segment adjusted EBITDA.  Segment adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include items related to the Acquisition, such as Acquisition and integration-related expenses, the impact of fair value adjustments to inventory acquired from KMG, certain costs related to the KMG-Bernuth warehouse fire, net of insurance recovery, net restructuring charges related to the wood treatment reporting unit, and costs related to the Pandemic, net of grants received. We exclude these items from earnings when presenting our adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also the basis of a performance metric for our fiscal 2020 Short-Term Incentive Program ("STIP").  In addition, our chief operating decision maker does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
Revenue from external customers by segment are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Segment Revenue:
Electronic Materials:
CMP Slurries	$117,680	$108,617	$359,828	$345,244
Electronic Chemicals	78,614	80,103	234,693	198,474
CMP Pads	24,073	23,403	65,476	71,868
Total Electronic Materials	220,367	212,123	659,997	615,586

Performance Materials	54,360	59,759	182,066	143,465

Total	$274,727	$271,882	$842,063	$759,051

Capital expenditures by segment are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Capital Expenditures:
Electronic Materials	$6,141	$11,293	$19,720	$27,842
Performance Materials	33,550	1,286	79,247	2,909
Corporate	3,900	852	8,967	3,096
Total	$43,591	$13,431	$107,934	$33,847

INDEX
Adjusted EBITDA by segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Segment adjusted EBITDA:
Electronic Materials	$76,855	$70,859	$227,662	$220,594
Performance Materials	26,959	27,425	84,370	63,152
Unallocated corporate expenses	(11,773)	(12,527)	(38,226)	(35,621)
Interest expense	(10,406)	(12,757)	(33,079)	(32,978)
Interest income	131	417	589	2,004
Depreciation and amortization	(31,324)	(26,587)	(95,516)	(70,476)
Acquisition and integration-related expenses	(2,735)	(2,910)	(7,785)	(33,108)
Charge for fair value write-up of acquired inventory sold	—	(42)	—	(14,869)
Costs related to KMG-Bernuth warehouse fire, net of insurance recovery	(622)	(4,450)	(1,220)	(4,450)
Net costs related to restructuring of the wood treatment business	293	—	293	—
Costs related to the Pandemic, net of grants received	(112)	—	(349)	—
Income before income taxes	$47,266	$39,428	$136,739	$94,248

The two segments operate independently and serve different markets and customers, as a result there are no sales between segments. The unallocated portions of corporate functions, including finance, legal, human resources, information technology, and corporate development, are not directly attributable to a reportable segment.

INDEX
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Report on Form 10-Q, include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act").  This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking and address a variety of subjects including, for example, future sales and operating results; growth or contraction, and trends in the industries and markets in which the Company participates such as the semiconductor, and oil and gas, industries; the acquisition of, investment in, or collaboration with other entities, including the Company’s acquisition of KMG, and the expected benefits and synergies of such acquisitions; divestment or disposition, or cessation of investment in certain, of the Company’s businesses; new product introductions; development of new products, technologies and markets; product performance; the financial conditions of the Company's customers; the competitive landscape that relates to the Company's business; the Company's supply chain; natural disasters; various economic or political factors and international or national events, including related to global public health crises such as the Pandemic, and the enactment of trade sanctions, tariffs, or other similar matters; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; environmental, health and safety laws and regulations, and related compliance; the operation of facilities by Cabot Microelectronics; the Company's management; foreign exchange fluctuation; the Company's current or future tax rate, including the effects of the Tax Act; cybersecurity threats; financing facilities and related debt, pay off or payment of principal and interest, and compliance with covenants and other terms; and, uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors. Statements that are not historical facts, including statements about Cabot Microelectronics’ beliefs, plans and expectations, are forward-looking statements. Such statements are based on current expectations of Cabot Microelectronics’ management and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. For information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to Cabot Microelectronics’ filings with the SEC, including the risk factors contained in this Report on Form 10-Q. Except as required by law, Cabot Microelectronics undertakes no obligation to update forward-looking statements made by it to reflect new information, subsequent events or circumstances.
This following discussion and analysis, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, including the Consolidated Financial Statements and related notes thereto.

THIRD QUARTER OF FISCAL 2020 OVERVIEW
Cabot Microelectronics Corporation (“Cabot Microelectronics”, “the Company”, “us”, “we”, or “our”) is a leading global supplier of consumable materials to semiconductor manufacturers and pipeline companies. The Company's products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of KMG since the Acquisition Date. We operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our heritage CMP slurries and polishing pads businesses, as well as the KMG electronic chemicals business. The Performance Materials segment includes KMG’s heritage pipeline performance and wood treatment businesses, and our heritage QED business. For additional information, refer to Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
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

INDEX
To date, we have not seen a meaningful impact from the Pandemic on our ability to manufacture and deliver products to our customers, but the Pandemic has negatively impacted some of the industries we serve, primarily the oil and gas industry. The Pandemic has exacerbated the impact of the continued geopolitical factors within the oil and gas industry, resulting in lower demand for our pipeline performance products in our third fiscal quarter. Demand from our semiconductor customers, which represents approximately 80% of our revenue, remained stable in our third fiscal quarter as a transition to work-from-home environment benefited certain markets such as cloud, PCs and servers, offsetting weakness in industrial and automotive.
The extent to which the Pandemic may further impact our business, operations, results of operations and financial condition going forward is uncertain and difficult to estimate, and depends on numerous evolving and potentially unknown factors.
Third Quarter Key Financial Results
Our consolidated results of operations were as follows:

Dollars in thousands	Three Months Ended June 30,
	2020	2019
Revenue	$274,727	$271,882
Net income	$34,525	$18,878
Adjusted EBITDA	$92,041	$85,757
Adjusted EBITDA Margin	33.5%	31.5%
Our third quarter of 2020 consolidated results were not materially impacted by the Pandemic. Growth in demand for our CMP slurries and pads in addition to higher revenue driven by pricing in the wood treatment business more than offset the decline in demand for our pipeline performance products as the business faced significantly softer oil and gas industry conditions. See “Use of Certain GAAP and Non-GAAP Financial Information” later in Item 2 of this Report on Form 10-Q for definitions and reconciliations of adjusted EBITDA and adjusted EBITDA margin.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.   Except for the discussion in Note 2 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q, no material changes have been made to the Company’s significant accounting policies during the first nine months of fiscal 2020. See Note 2 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for a discussion of new accounting pronouncements.

INDEX
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2020, VERSUS THREE MONTHS ENDED JUNE 30, 2019
REVENUE
Revenue was $274.7 million for the three months ended June 30, 2020, which is an increase of 1.0%, or $2.8 million, from the three months ended June 30, 2019, primarily due to increased revenue from the Company's CMP slurries, CMP pads, and wood treatment products, offset by lower revenue in pipeline performance products.
COST OF SALES
Cost of sales was $153.0 million for the three months ended June 30, 2020, which represented a decrease of 2.2%, or $3.5 million, from the three months ended June 30, 2019, primarily due to lower sales volume in the Company's pipeline materials and electronic chemicals products, partially offset by higher fixed costs.
GROSS MARGIN
Our gross margin was 44.3% for the three months ended June 30, 2020, compared to 42.4% for the three months ended June 30, 2019.  The increase was primarily due to select price increases and higher value product mix, partially offset by unfavorable fixed manufacturing costs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $51.8 million for the three months ended June 30, 2020, which is an increase of 1.7%, or $0.9 million, from the three months ended June 30, 2019.  The increase was primarily due to $4.0 million of higher amortization expense associated with re-valuing KMG assets to fair value during fiscal year 2019 offset by $1.7 million of lower staffing-related costs.
INTEREST EXPENSE
Interest expense was $10.4 million for the three months ended June 30, 2020, which is a decrease of $2.4 million from the three months ended June 30, 2019.  The decrease was primarily due to a decline in the LIBOR rate for the unhedged portion of the Company's Term Loan Facility, a lower outstanding term loan balance due to repayments, and a lower interest rate on our borrowings resulting from the refinancing of our Amended Credit Agreement in the first quarter of fiscal 2020.
PROVISION FOR INCOME TAXES
The Company’s effective income tax rate for the third quarter of fiscal 2020 was 27.0%, compared to 52.1% in the same quarter last year.  The decrease is primarily driven by the absence of a discrete charge recorded in the three months ended June 30, 2019 related to the financial regulations issued under the Tax Act.
NET INCOME
Net income was $34.5 million for the three months ended June 30, 2020, which is an increase of 82.9%, or $15.6 million, from the three months ended June 30, 2019. Net income benefited from higher gross margin, lower Interest expense, and a lower Provision for income taxes.

INDEX
NINE MONTHS ENDED JUNE 30, 2020, VERSUS NINE MONTHS ENDED JUNE 30, 2019
REVENUE
Revenue was $842.1 million for the nine months ended June 30, 2020, which represented an increase of 10.9%, or $83.0 million, from the nine months ended June 30, 2019.  The increase was primarily due to the addition of the KMG businesses for the full period in fiscal 2020, selected price increases, and increased revenue from CMP slurries, offset by lower revenue from CMP pads.
COST OF SALES
Total cost of sales was $470.5 million for the nine months ended June 30, 2020, which is an increase of 9.5%, or $41.0 million, from the nine months ended June 30, 2019.  The increase in Cost of sales was primarily due to the addition of the KMG businesses for the full period in fiscal 2020.
GROSS MARGIN
Our gross margin was 44.1% for the nine months ended June 30, 2020, compared to 43.4% for the nine months ended June 30, 2019. The increase was primarily due to select price increases.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $162.5 million for the nine months ended June 30, 2020, which was flat from the nine months ended June 30, 2019. This was primarily due to $25.3 million of lower Acquisition and integration-related costs, partially offset by $20.2 million of higher amortization expense associated with re-valuing KMG assets to fair value during fiscal year 2019 and $3.6 million of higher staffing-related costs, including incentive compensation costs primarily resulting from higher expense from the STIP.
INTEREST EXPENSE
Interest expense was $33.1 million for the nine months ended June 30, 2020, which is an increase of $0.1 million from the nine months ended June 30, 2019.  The increase was primarily due to the longer period of time covered within the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 under the debt borrowing to finance the Acquisition in November 2018. The increase was partially offset by a lower interest rate on our borrowings resulting from refinancing our Amended Credit Agreement during the first quarter of fiscal 2020, as well as the decrease in LIBOR rate for the unhedged portion of the Term Loan Facility.
PROVISION FOR INCOME TAXES
The Company’s effective income tax rate was 22.5% for the nine months ended June 30, 2020, compared to 36.9% for the nine months ended June 30, 2019.  The decrease in our effective income tax rate is primarily attributable to the absence of discrete charge recorded in nine months ended June 30, 2019 related to the final regulations issued under the Tax Act, higher tax benefit related to share based compensation for the nine months ended June 30, 2020, and the absence of non-deductible costs related to the Acquisition for the nine months ended June 30, 2020.
NET INCOME
Net income was $106.0 million for the nine months ended June 30, 2020, which is an increase of 78.2%, or $46.5 million, from the nine months ended June 30, 2019.  Net income benefited from the addition of the KMG businesses for the full period in fiscal 2020 and lower Acquisition and integration-related expenses, partially offset by increased amortization and depreciation associated with re-valuing KMG assets to fair value.

INDEX
SEGMENT ANALYSIS
The segment data should be read in conjunction with our unaudited Consolidated Financial Statements and related notes included in Part 1, Item 1 of this Report on Form 10-Q.
Revenue from external customers and adjusted EBITDA and EBITDA Margin by segment are as follows:

Dollars in thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Segment Revenue:
Electronic Materials	$220,367	$212,123	$659,997	$615,586
Performance Materials	54,360	59,759	182,066	143,465
Total Revenue	$274,727	$271,882	$842,063	$759,051

Dollars in thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA:
Electronic Materials	$76,855	$70,859	$227,662	$220,594
Performance Materials	26,959	27,425	84,370	63,152
Unallocated Corporate Expenses	(11,773)	(12,527)	(38,226)	(35,621)
Consolidated Adjusted EBITDA	$92,041	$85,757	$273,806	$248,125

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA margin:
Electronic Materials	34.9%	33.4%	34.5%	35.8%
Performance Materials	49.6%	45.9%	46.3%	44.0%

INDEX
THREE MONTHS ENDED JUNE 30, 2020, VERSUS THREE MONTHS ENDED JUNE 30, 2019
ELECTRONIC MATERIALS
The $8.2 million increase in Electronic Materials revenue was driven by increased sales volume of CMP slurries, partially offset by lower electronic chemicals sales volume. The $6.0 million increase in Electronic Materials adjusted EBITDA and 150 basis points increase in Electronic Materials adjusted EBITDA margin were primarily driven by product mix, partially offset by higher fixed manufacturing costs.
PERFORMANCE MATERIALS
The $5.4 million decrease in Performance Materials revenue and $0.5 million decrease in Performance Materials adjusted EBITDA were driven by lower sales for pipeline performance products driven by the decline in the oil and gas industry, partially offset by higher selling prices for wood treatment products. The 370 basis points increase in Performance Materials adjusted EBITDA margin was primarily driven by higher selling prices for wood treatment products.

NINE MONTHS ENDED JUNE 30, 2020, VERSUS NINE MONTHS ENDED JUNE 30, 2019
ELECTRONIC MATERIALS
The $44.4 million increase in Electronic Materials revenue was driven by the addition of KMG’s electronic chemicals business since the Acquisition and increased sales volume of CMP slurries, partially offset by lower CMP pads sales.  The $7.1 million increase in Electronic Materials adjusted EBITDA was driven by the revenue increases, partially offset by higher fixed manufacturing costs.  The 130 basis points decrease in Electronic Materials adjusted EBITDA margin was primarily due to product mix.
PERFORMANCE MATERIALS
The $38.6 million increase in Performance Materials revenue and $21.2 million increase in Performance Materials adjusted EBITDA were driven by a full year of KMG’s performance materials businesses post-Acquisition and higher selling prices for our wood treatment products.  The 230 basis points increase in Performance Materials adjusted EBITDA margin was primarily driven by higher selling prices for wood treatment products.

INDEX
USE OF CERTAIN GAAP AND NON-GAAP FINANCIAL INFORMATION
We provide certain non-GAAP financial information, such as adjusted EBITDA and adjusted EBITDA margin, to complement reported GAAP results because we believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures.  We exclude certain items from earnings when presenting our adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance.  Accordingly, we believe that they aid in evaluating the underlying operational performance of our business, and facilitate comparisons between periods. In addition, adjusted EBITDA is used as one of the performance goals of our fiscal 2020 STIP.  A similar adjusted EBITDA calculation is also used by our lenders for a key debt compliance ratio.
Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of revenue. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include items related to the Acquisition, such as expenses incurred to complete the Acquisition and integration-related expenses, costs of restructuring related to the wood treatment business and related adjustments, costs related to the KMG-Bernuth warehouse fire net of insurance recovery, costs related to the Pandemic net of grants received, and impact of fair value adjustments to inventory acquired from KMG.
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

Dollars in thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA:
Electronic Materials	$76,855	$70,859	$227,662	$220,594
Performance Materials	26,959	27,425	84,370	63,152
Unallocated Corporate Expenses	(11,773)	(12,527)	(38,226)	(35,621)
Consolidated Adjusted EBITDA	$92,041	$85,757	$273,806	$248,125

Dollars in thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income	$34,525	$18,878	$105,973	$59,458
Interest expense	10,406	12,757	33,079	32,978
Interest income	(131)	(417)	(589)	(2,004)
Income taxes	12,741	20,550	30,766	34,790
Depreciation and amortization	31,324	26,587	95,516	70,476
EBITDA *	88,865	78,355	264,745	195,698
Acquisition and integration-related expenses	2,735	2,910	7,785	33,108
Charge for fair value write-up of acquired inventory sold	—	42	—	14,869
Costs related to KMG-Bernuth warehouse fire, net of insurance recovery	622	4,450	1,220	4,450
Net costs related to restructuring of the wood treatment business**	(293)	—	(293)	—
Costs related to the Pandemic, net of grants received	112	—	349	—
Adjusted EBITDA ***	$92,041	$85,757	$273,806	$248,125

* EBITDA represents earnings before interest, taxes, depreciation and amortization.
** Represents adjustments to previously recorded severance liability related to the wood treatment business.
*** Adjusted EBITDA is calculated by excluding items from EBITDA that are believed to be infrequent or not indicative of the company's continuing operating performance.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2020, we had $354.7 million of cash and cash equivalents compared with $188.5 million as of September 30, 2019. On June 30, 2020, $134.6 million of cash and cash equivalents was held in foreign subsidiaries. Our total liquidity as of June 30, 2020 was $404.7 million compared to $388.5 million as of September 30, 2019 (including $50.0 million and $200.0 million, respectively, of borrowing availability under our Revolving Credit Facility, which includes our letter of credit sub-facility). The increase in liquidity reflects the cash flow provided by operating activities, partially offset by the cash used by additions of property, plant and equipment, the repurchases of our common stock and payments of quarterly cash dividends.

INDEX
Total debt, consisting of principal outstanding on our Term Loan Facility and Revolving Credit Facility, amounted to $1,076.0 million ($1,091.7 million in aggregate principal amount less $15.7 million of debt issuance costs) as of June 30, 2020 and $941.8 million ($959.7 million in aggregate principal amount less $17.9 million of debt issuance costs) as of September 30, 2019.
The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Amended Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2020, our maximum first lien secured net leverage ratio was 1.96 to 1.00. Additionally, the Amended Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. We are in compliance with these covenants as of June 30, 2020.
In March 2020, the Company drew $150.0 million under the Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertain global economic conditions resulting from the Pandemic. During the three months ended June 30, 2020, there were no additional borrowings under our Revolving Credit Facility and as of June 30, 2020, $150.0 million was outstanding.
In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million. During the third quarter of fiscal 2020, we repurchased 160 thousand shares under this program, and $36.3 million authorization remained at the end of the quarter. The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares. To date, we have funded share purchases under our share repurchase program from our available cash on hand, and anticipate we will continue to do so.
Our Board of Directors authorized the initiation of our regular quarterly cash dividend program in January 2016, and since that time has periodically increased the dividend to its current quarterly level of $0.44 per share. The declaration and payment of future dividends is subject to the discretion and determination of the Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.
We believe that cash on hand, cash available from future operations, and available borrowing capacity under our Amended Credit Agreement will be sufficient to fund our operations, expected capital expenditures, dividend payments, and share repurchases for at least the next twelve months. However, the current macroeconomic dislocation caused by the Pandemic has created uncertainty in worldwide economic conditions and in those of the industries in which we participate, and whether with respect to the impact of the Pandemic or in pursuit of corporate development or other initiatives, we may need to raise additional funds in the future through equity or debt financing, or other arrangements.  Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.
Operating Activities
We generated $204.1 million in cash flows from operating activities in the first nine months of fiscal 2020, compared to $117.0 million in the first nine months of fiscal 2019.  The increase in operating cash flows of $87.1 million was due to an increase of Net income adjusted for non-cash reconciling items.
Investing Activities
In the first nine months of fiscal 2020, net cash used in investing activities was $105.4 million, compared to $1,209.7 million in the first nine months of fiscal 2019.  The decrease was primarily driven by the use of $1,182.2 million for the Acquisition during the first quarter of fiscal 2019. This was partially offset by an increase in capital expenditures of $74.3 million in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 driven by plant expansion in the United States related to our Performance Materials segment.

INDEX
Financing Activities
In the first nine months of fiscal 2020, cash flows provided by financing activities were $67.2 million, compared to $908.7 million in the first nine months of fiscal 2019. The decrease was driven by net debt proceeds of $1,043.6 million in the first nine months of fiscal 2019 used to fund the Acquisition compared to $150.0 million draw down on our Revolving Credit Facility in the first nine months of fiscal 2020, as discussed above. Further, cash paid for repurchases of common stock increased from $9.5 million in the first nine months of fiscal 2019 to $38.1 million in the first nine months of fiscal 2020. This was partially offset by repayments of $18.0 million and $102.7 million under the Term Loan Facility during the first nine months of fiscal 2020 and 2019, respectively.

OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2020 and September 30, 2019, we did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS
There have been no material changes to the Company's contractual obligations during fiscal 2020, except as discussed below.
We have been operating under a multi-year supply agreement with Cabot Corporation, which has not been a related party since 2002, for the purchase of fumed silica, which runs through December 2022. As of June 30, 2020, purchase obligations include an aggregate amount of $24.7 million of contractual commitments related to this agreement.
Refer to Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for additional information regarding our contractual obligations.

INDEX
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT
We conduct business operations outside of the United States through our foreign operations.  Some of our foreign operations maintain their accounting records in their local currencies.  Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates.  The primary currencies to which we have exposure are the Korean won, Japanese yen, the New Taiwan dollar, Euro, British pound, and Singapore dollar.  Approximately 21% of our revenue for the quarter ended June 30, 2020 is transacted in currencies other than the U.S. dollar.  However, outside of the United States, we also incur expenses that are transacted in currencies other than the U.S. dollar, which mitigates the exposure on the Consolidated Statements of Income.  We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheets.  However, we are unlikely to be able to hedge these exposures completely.  We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.
During the three and nine months ended June 30, 2020, we recorded $9.1 million and $5.2 million, respectively, in foreign currency translation gains, net of tax, that are included in other comprehensive income.  These gains and losses primarily relate to changes in the U.S. dollar value of assets and liabilities denominated in local currencies when these asset and liability amounts are translated at month-end exchange rates.
MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK
We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates.  As of June 30, 2020, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period.  Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

INDEX
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), as of June 30, 2020.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The global spread of the Pandemic has created significant volatility, uncertainty and economic disruption across the world and in the countries and locations in which we and our customers and suppliers operate. In our third fiscal quarter of 2020, while businesses in our Electronic Materials segment remained generally stable despite the Pandemic, the Pandemic had a significant adverse impact on our Performance Materials segment's pipeline performance business, as the demand for drag reducing agents declined significantly due to the ongoing dislocation in the energy sector occasioned by the Pandemic as well as certain geopolitical factors, as described below. The extent to which the Pandemic may further impact our business, operations, results of operations and financial condition is uncertain and difficult to estimate, and depends on numerous evolving factors that we may not be able to accurately predict, which may include: A decrease in short-term and long-term demand and pricing for our products and services, and a global economic recession that could further reduce demand and/or pricing for our products and services resulting from actions taken by governments, businesses, or the general public in an effort to limit exposure to and spread of such infectious diseases, such as ongoing or renewed travel restrictions, quarantines, and business shutdowns or slowdowns; Negative impacts to our operations, including reductions in production levels, research and development ("R&D") activities, and qualification activities with our customers, and increased costs resulting from our efforts to mitigate the impact of the Pandemic through additional or continued social-distancing measures we have enacted at our locations around the world in an effort to protect our employees’ health and well-being (including working from home, reducing the number of employees or others in our sites at any one time and how such individuals perform work while at our sites, redesigning or adjusting our manufacturing, R&D and office facilities, and suspending employee travel); Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in losses on our accounts receivables due to credit defaults or our customers’ inability to pay; and, Disruptions to our supply chain in connection with the sourcing of materials, equipment and logistics or other services and support necessary to our business as a result of the Pandemic and efforts to contain the spread of the Pandemic. To the extent possible if and when the Pandemic is contained or abates, the resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of the Pandemic on our Company and our customers, suppliers, and third-party service providers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. A further sustained or prolonged outbreak or return of the Pandemic could exacerbate the adverse impact of such measures on our Company.

INDEX
DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC, INDUSTRY AND OTHER CONDITIONS
Our business is affected by economic and industry conditions, such as those currently being adversely affected by the Pandemic, and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor industry demand. With respect to our Electronic Materials segment, historically, semiconductor industry demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, prior to the Pandemic, the relatively soft demand conditions in the semiconductor industry that had commenced in our second fiscal quarter of 2019 and continued into our first fiscal quarter of 2020 had begun to ameliorate in the beginning of the second fiscal quarter of 2020. However, although our Electronic Materials segment experienced relatively stable conditions during the third fiscal quarter of 2020, the ongoing nature of the Pandemic has created uncertainty as to demand conditions for the semiconductor industry going forward through the remainder of the fiscal year and beyond. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends, especially during unusual adverse circumstances, such as the Pandemic. If the global economy or the semiconductor industry weakens further, whether in general or as a result of the Pandemic or other specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, geopolitical conditions, civil unrest, or additional global health crises, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices, such as logic versus memory integrated circuit ("IC") devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.
As to our Performance Materials segment, which continues to be an area of potential continued growth for us, our pipeline performance business may be impacted by changes in the utilities and/or oil and gas industries, such as we saw in our third fiscal quarter of 2020 resulting from ongoing significant dislocation in these industries occasioned by geopolitical disputes such as those that commenced in March 2020 between the Organization of Petroleum Exporting Countries ("OPEC") and Russia, and a confluence of an excess in oil capacity due to these factors and the Pandemic and efforts to contain the Pandemic. Relatedly, as described, volatility in oil and natural gas prices may impact our customers’ activity levels, including production, and as we saw during the third fiscal quarter of 2020, we experienced a significant drop in demand for our related pipeline performance products and services. Expectations about future prices and price volatility are important in determining future spending levels for customers of our pipeline performance products and services. The ongoing volatility in worldwide oil and natural gas prices and markets are an extreme example of historical volatility in this sector, and such volatility is likely to continue in the future. As is currently the case, prices for oil and natural gas are subject to wide fluctuations in response to relatively minor or major changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, decreases or increases in supplies from U.S. shale production or other oil production, geopolitical conditions, including uprisings, civil unrest, and international trade tensions, sovereign debt crises, the domestic and non-United States supply of oil and natural gas, the level of consumer demand due to economic growth or contraction such as currently seen related to the Pandemic, and other factors in countries such as China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the OPEC and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions, such as those currently seen related to the Pandemic.
Further, adverse global economic, industry and other conditions such as those related to the Pandemic could have other negative effects on our Company. For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production processes could be harmed if our suppliers cannot fulfill their obligations to us. As a result of these or other conditions, we also might have to reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

INDEX
WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND MERGERS OR STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL, OR WE MAY ENCOUNTER UNANTICIPATED ISSUES IN IMPLEMENTING THEM
We expect to continue to make investments in technologies, assets and companies, either through acquisitions, mergers, investments or alliances, in order to supplement our organic growth and development efforts. Acquisitions, mergers, and investments, including our acquisitions of KMG, which we completed in November 2018, and NexPlanar, which we completed in October 2015, involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; difficulties and risks from unanticipated issues arising subsequent to a transaction related to the other entity; potential disruption of relationships with third parties such as customers or suppliers; diversion of management's attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets or industries in which we have limited or no direct prior experience and/or where competitors have stronger positions; potential difficulties and unexpected situations arising in operating new businesses with different business models; facilities and operations; potential difficulties with regulatory or contract compliance in areas in which we have limited or no experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenue to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.
Further, we may never realize the perceived or anticipated benefits of a business combination or merger with, or asset or other acquisition of, or investments in, other entities. Transactions such as our acquisitions of KMG and NexPlanar could and in some cases have had negative effects on our results of operations, in areas such as contingent liabilities, gross margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities. Investments in and acquisitions of technology-related or early-stage companies or assets are inherently risky because these businesses or assets may never develop, and we may incur losses related to these investments.
In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of customer relationships, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected. Examples of asset impairment charges we recently incurred include the charge we took in the fourth quarter of fiscal year 2019 related to the KMG wood treatment business. Absent a sale of the wood treatment business, as we approach the previously announced closure date of the wood treatment facilities and there are fewer estimated future cash flows, we expect that the carrying value of the wood treatment asset group will not be recoverable, resulting in future impairments of intangible assets and goodwill. The amount of such impairments could be material and could adversely affect our results of operations and financial condition. See Note 7 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for additional discussion.
Furthermore, the integration of the recently acquired KMG business into our operations is a complex and time-consuming process that may not be successful. Our Company has a limited history of integrating a significant acquisition into its business and the process of integration may produce unforeseen operating difficulties and expenditures. The primary areas of focus for successfully combining the business of KMG with our operations may include and has included, among others: retaining and integrating key employees; realizing synergies; aligning customer and supplier interface, and operations across the combined business; integrating enterprise resource planning and other information technology systems; and, managing the growth of the combined company. Even if we successfully integrate the business of KMG into our operations, there can be no assurance that we will realize the anticipated benefits of the Acquisition.

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
We depend on our supply chain to enable us to meet the demands of our customers. Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers. Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our products, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, global public health crises such as the Pandemic, geopolitical, trade or labor-related issues, civil unrest, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers. In particular, severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our operations by disrupting services provided by service companies or suppliers with whom we have a business relationship. Additionally, some of our full-time employees are represented by labor unions, works councils or comparable organizations, particularly in Mexico and Europe. As our current agreements expire, we cannot provide assurance that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations. Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers, such as those related to the Pandemic.

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
WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS
We currently have operations and a large customer base outside of the United States. Approximately 64% of our revenue was generated by sales to customers outside of the United States for the fiscal year ended September 30, 2019. We may encounter risks in doing business in certain foreign countries, including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the United States with respect to non-United States operations of United States businesses like ours, geopolitical and/or trade tensions, global health crises such as the Pandemic, civil unrest, fluctuation in exchange rates, changes in international trade requirements and sanctions and/or tariffs that affect our business and that of our customers and suppliers, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights. We also may encounter risks that we may not be able to repatriate additional earnings from our foreign operations, derive anticipated tax benefits of our foreign operations or recover the investments made in our foreign operations, whether due to regulatory or policy changes in the United States or in the countries outside of the United States in which we do business, or other factors.
In particular, China continues to be an important market for the semiconductor industry, and an area of continued potential growth for us. As business volume between China and the rest of the world continues to grow, there is risk that geopolitical, regulatory, trade, political and global public health crises such as the Pandemic could adversely affect business for companies like ours based on the complex relationships among China, the United States, and other countries in the Asia Pacific region or elsewhere, which could have a material adverse impact on our business. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or, provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, including our results of operations. Also, there are risks that the United States government may impose additional export restrictions on technology and products that companies that operate in the semiconductor industry supply or use in China, which could adversely impact our business and our results of operations.
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
Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive and stringent federal, state, local and foreign EHS laws and regulations, including those concerning, among other things:
• the marketing, sale, use and registration of our chemical products, such as penta, which is part of the wood treatment business in our Performance Materials segment;
• the treatment, storage and disposal of wastes;
• the investigation and remediation of contaminated media including but not limited to soil and groundwater;
• the discharge of effluents into waterways;
• the emission of substances into the air; and
• other matters relating to environmental protection and various health and safety matters.
The United States EPA and other federal and state agencies in the United States, as well as comparable agencies in other countries where we have facilities or sell our products, such as Canada or Mexico, have the authority to promulgate regulations that could have a material adverse impact on our operations. These EHS laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution and other EHS concerns resulting from our operations. Compliance with EHS laws and regulations has resulted in ongoing costs for us and could restrict our ability to modify or expand our facilities, continue production, require us to install costly pollution control equipment, or incur significant other expenses, including remediation costs. We are currently involved in investigation and remediation activities at certain sites, such as at KMG-Bernuth's Tuscaloosa, Alabama facility as described in Note 10 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We have incurred, and expect to continue to incur, significant costs to comply with EHS laws or to address liabilities for contamination resulting from past or present operations. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of EHS laws and regulations, and could, among other things, impose liability on us to cleanup or mitigate environmental, natural resources or other damages resulting from a release of pesticides, hazardous materials or other chemicals into the environment. We maintain insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental incidences is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases; although unknown at present, the KMG-Bernuth warehouse fire may be such an instance.
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
Governmental regulatory authorities have required, and may require in the future, that certain scientific testing and data production be provided on our products. Under the FIFRA, the EPA requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement significantly increases our Operating expenses, and we expect those expenses will continue in the future while we operate the wood treatment business. Because scientific analyses are constantly improving, we cannot determine with certainty whether or not new or additional tests may be required by regulatory authorities. While good laboratory practice standards specify the minimum practices and procedures that must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance that the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. Amendments to the Toxic Substances Control Act TSCA could result in increased regulation and required testing of chemicals we manufacture and could increase the costs of compliance for our operations. We can provide no assurance that the cost of such compliance will not adversely affect our profitability. Our products could also be subject to other future regulatory action that may result in restricting or completely banning their use which could have an adverse effect on our performance and results of operations.

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
2. The classification of penta as a Persistent Organic Pollutant (“POP”) under the Stockholm Convention may adversely affect our ability to manufacture or sell our penta products: The Conference of the Parties (“COP”) accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and crossarms could continue for an extended period of five to ten years. KMG-Bernuth supplies penta to industrial customers who use it primarily to treat utility poles and crossarms. The United States is not bound by the determination of the COP because it did not ratify the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. KMG-Bernuth's sole penta manufacturing facility is located in Matamoros, Mexico, and its processing facility is located in Tuscaloosa, Alabama. As a result of the classification of penta as a POP, the Mexican government requires KMG-Bernuth to cease producing penta in Mexico by the end of 2021. In July 2020, the Canadian government released a proposed order that sales and use of penta in Canada be ceased, but such proposed order is subject to a comment period and is not final, and no timing for any such order, if implemented, has been proposed. In July 2019, KMG-Bernuth had communicated plans to close both the Matamoros and Tuscaloosa facilities by such date and to consolidate into and build a new facility. However, in November 2019, we communicated that we will not build a new facility, and that we intend to explore various options for the wood treatment business. We took a restructuring charge and asset impairment charges in our fourth fiscal quarter of 2019 related to the decision to close the Matamoros and Tuscaloosa facilities and to not build a new plant, and as described further in Note 4, we expect to take additional impairment charges related to the wood treatment business. No assurance can be given that we will not incur significant expenditures in connection with closing the facilities, or that the ultimate action of the COP and our related decisions will not adversely impact on our financial condition and results of operation.
3. If our products are not re-registered by the EPA or are re-registered subject to new restrictions, our ability to sell our products may be curtailed or significantly limited: KMG-Bernuth's penta product registrations are under continuous review by the EPA under FIFRA. KMG-Bernuth has submitted and will continue to submit a wide range of scientific data to support its United States registrations. To satisfy the registration review, KMG-Bernuth is required to demonstrate, among other things, that its products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, the EPA announced that it had determined that penta was eligible for re-registration, but the EPA proposed new restrictions on the use of penta that have required KMG-Bernuth's customers to incur substantial additional costs and to revise certain operating procedures. In December 2014, the EPA issued a registration review work plan that required penta registrants to provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued registration. KMG-Bernuth conducted required testing in accordance with the EPA's proposed work plan. In January 2020, the EPA published a Registration Review Draft Risk Assessment for Pentachlorophenol, dated June 27, 2019, which included several key preliminary EPA conclusions related to the safety and environmental risks of penta as a wood treating product. We have provided the EPA with responsive comments. We cannot predict when or if the EPA will issue a final decision concluding that the conditions of re-registration for its penta products and all additional testing requirements have been satisfied. We cannot assure you that KMG-Bernuth's products will not be subject to use or labeling restrictions that may have an adverse effect on our financial position and results of operations. The failure of KMG-Bernuth's products to be re-registered, to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have an adverse effect on our financial condition and results of operations.

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

INDEX
BECAUSE WE RELY ON OUR INTELLECTUAL PROPERTY, OUR FAILURE TO ADEQUATELY OBTAIN OR PROTECT IT COULD SIGNIFICANTLY HARM OUR BUSINESS
Protection of intellectual property is particularly important in the semiconductor industry, which is the primary industry in which we participate, because we develop complex technical formulas and processes for products that are proprietary in nature and differentiate our products from those of our competitors. Our intellectual property is important to our success and ability to compete. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as employee and third-party nondisclosure and assignment agreements. In addition, we protect our product differentiation through various other means, such as proprietary supply arrangements for certain raw materials, and use of certain manufacturing technologies. Due to our international operations, we pursue protection in different jurisdictions, which may provide varying degrees of protection, and we cannot provide assurance that we can obtain adequate protection in each such jurisdiction. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason, including through the patent prosecution process or in the event of litigation related to such intellectual property, which we pursue when necessary to protect our rights against others who are found to be misusing our intellectual property, could seriously harm our business. In addition, certain types of intellectual property, such as patents, expire after a certain period of time, and products protected by our patents then lose such protection, so we refresh our intellectual property portfolio on an ongoing basis through continued innovation, and failure to do so could adversely affect our business. Also, the costs of obtaining or protecting our intellectual property could negatively affect our operating results.

OUR INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD CAUSE OUR BUSINESS TO SUFFER
We utilize and rely upon a global workforce. If we fail to attract and retain the necessary managerial, technical and customer support personnel, our business and our ability to maintain existing and obtain new customers, develop new products and provide acceptable levels of customer service could suffer. We compete worldwide with other participants in the industries in which we do business for qualified personnel, particularly those with significant experience in the semiconductor and pipeline industries. The loss of services of key employees, or our inability to obtain or maintain visas or other travel or residency documents on their behalf with respect to our business needs, could harm our business and results of operations. Periodically, we engage in succession planning for our key employees, and our Board of Directors reviews succession planning for our executive officers, including our chief executive officer, on an annual basis.

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
TAX INCREASES OR CHANGES IN TAX RULES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS
As a company conducting business on a global basis, we are exposed, both directly and indirectly, to effects of changes in United States, state, local and foreign tax rules. In December 2017, comprehensive tax legislation commonly referred to as the Tax Act was enacted in the United States. Known and certain estimated effects based upon current interpretation of the Tax Act have been incorporated into our financial results. It may be necessary to adjust our income tax estimates, as we experienced in our second fiscal quarter of fiscal 2019 with respect to our previously reported Transition Tax described in Note 19 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Adjustments to income tax amounts could be material to our results of operations and cash flows. In addition, there is a risk that state or foreign jurisdictions may amend their tax laws in response to the Tax Act, which could have a material impact on our future results of operations and cash flows.

INDEX
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

In addition, borrowings under our Amended Credit Agreement generally bear interest based on (a) a LIBOR, subject to a 0.00% floor, or (b) a base rate in each case, plus an applicable margin of, in the case of borrowings under the Term Loan Facility, 2.00% for LIBOR loans and 1.00% for base rate loans and, in the case of borrowings under the Revolving Credit Facility, initially, 1.50% for LIBOR loans and 0.50% for base rate loans. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In the United States, the Alternative Reference Rates Committee (“ARRC”), the working group formed to recommend an alternative rate to LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR. When LIBOR ceases to exist after 2021, any calculation of interest based upon the Alternate Base Rate (or any comparable or replacement formulation), may result in higher interest rates. To the extent that these interest rates increase, our Interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

INDEX
RISKS RELATING TO THE MARKET FOR OUR COMMON STOCK

THE MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY

The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic, geopolitical, global public health, political and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; and/or participants in oil and gas related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements, and changes in market evaluations, by securities analysts, investors, market participants or others, of or related to, us or participants in the semiconductor and related industries; changes in business, trade or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital deployment strategy, issuances of shares of our capital stock or entering into a business combination or other strategic transaction; and trading volume of our common stock. This has been evident since approximately March of 2020 in the wake of the significant adverse impact to global economic conditions of the Pandemic and also dislocation in the oil and gas sector.

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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million. As of June 30, 2020, there was $36.3 million of authorized repurchases remaining under the program. The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources,” of this Report on Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2020	119	$112.95	119	$41,389
May 1 through May 31, 2020	41	$124.17	41	$36,259
June 1 through June 30, 2020	—	$—	—	$36,259
Total	160	$115.84	160	$36,259

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

CABOT MICROELECTRONICS CORPORATION
[Registrant]

Date: August 6, 2020	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer Vice President and Chief Financial Officer [Principal Financial Officer]

Date: August 6, 2020	By:	/s/ JEANETTE A. PRESS
Jeanette A. Press Corporate Controller [Principal Accounting Officer]