Form 10-Q
period 2020-12-31
CMC Materials, Inc.
filed 2021-02-04
CIK 1102934

INDEX
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
December 31, 2020
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

Not Applicable
(Former name or former address, if changed since last report)
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
As of January 29, 2021, the Company had 29,166,737 shares of Common Stock, par value $0.001 per share, outstanding.

INDEX
CMC MATERIALS, INC.

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2020	2019
Revenue	$287,863	$283,143

Cost of sales	164,959	154,461

Gross profit	122,904	128,682

Operating expenses:
Research, development and technical	12,428	12,811
Selling, general and administrative	55,920	54,439
Asset impairment charges	7,347	—
Total operating expenses	75,695	67,250

Operating income	47,209	61,432

Interest expense	9,608	11,920

Interest income	23	315

Other income (expense), net	1,452	(397)
Income before income taxes	39,076	49,430

Provision for income taxes	7,546	10,881

Net income	$31,530	$38,549

Basic earnings per share	$1.08	$1.32

Diluted earnings per share	$1.07	$1.30

Weighted average basic shares outstanding	29,123	29,137

Weighted average diluted shares outstanding	29,598	29,694
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended December 31,
	2020	2019
Net income	$31,530	$38,549
Other comprehensive income, net of tax:
Foreign currency translation adjustments	21,625	15,851
Net unrealized (loss) gain on cash flow hedges	(2,386)	4,259
Other comprehensive income, net of tax	19,239	20,110
Comprehensive income	$50,769	$58,659
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amount)

	December 31, 2020	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$278,895	$257,354
Accounts receivable, less allowance for doubtful accounts of $643 at December 31, 2020 and $583 at September 30, 2020	139,840	134,023
Inventories	157,355	159,134
Prepaid expenses and other current assets	27,830	26,558
Total current assets	603,920	577,069

Property, plant and equipment, net	365,871	362,067
Goodwill	721,621	718,647
Other intangible assets, net	652,593	670,964
Deferred income taxes	7,984	7,713
Other long-term assets	38,957	40,007
Total assets	$2,390,946	$2,376,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,266	$49,254
Current portion of long-term debt	10,650	10,650
Accrued expenses, income taxes payable and other current liabilities	98,874	121,442
Total current liabilities	158,790	181,346

Long-term debt, net of current portion	908,834	910,764
Deferred income taxes	108,175	112,212
Other long-term liabilities	106,419	97,832
Total liabilities	1,282,218	1,302,154

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common Stock Authorized: 200,000 shares, $0.001 par value; Issued: 40,092 shares at December 31, 2020, and 39,914 shares at September 30, 2020	40	40
Capital in excess of par value of common stock	1,030,677	1,019,803
Retained earnings	572,441	553,718
Accumulated other comprehensive income (loss)	5,135	(14,104)
Treasury stock at cost, 10,931 shares at December 31, 2020, and 10,834 shares at September 30, 2020	(499,565)	(485,144)
Total stockholders’ equity	1,108,728	1,074,313

Total liabilities and stockholders’ equity	$2,390,946	$2,376,467
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$31,530	$38,549
Adjustments to reconcile Net income to net cash provided by operating activities:
Depreciation and amortization	31,891	31,642
Impairment of assets	7,347	—
Share-based compensation expense	5,851	4,763
Deferred income tax expense (benefit)	(4,342)	1,434
Non-cash foreign exchange (gain)	(867)	(98)
Amortization of debt issuance costs	776	783
Accretion on Asset Retirement Obligations	146	106
(Gain) loss on disposal of assets	(65)	6
Other	(16)	1,803
Changes in operating assets and liabilities:
Accounts receivable	(3,989)	2,204
Inventories	4,023	(10,037)
Prepaid expenses and other assets	2,290	(2,455)
Accounts payable	1,190	(5,587)
Accrued expenses, income taxes payable and other liabilities	(21,727)	(14,989)
Net cash provided by operating activities	54,038	48,124

Cash flows from investing activities:
Additions to property, plant and equipment	(11,939)	(26,013)
Proceeds from the sale of assets	353	543
Net cash used in investing activities	(11,586)	(25,470)

Cash flows from financing activities:
Dividends paid	(13,260)	(12,487)
Repurchases of common stock under Share Repurchase Program	(9,201)	—
Repurchases of common stock withheld for taxes	(5,220)	(2,897)
Proceeds from issuance of stock	5,023	1,448
Repayment of long-term debt	(2,663)	(5,326)
Other financing activities	(43)	(2)
Net cash used in financing activities	(25,364)	(19,264)

Effect of exchange rate changes on cash	4,453	2,443
Increase in cash and cash equivalents	21,541	5,833
Cash and cash equivalents at beginning of period	257,354	188,495
Cash and cash equivalents at end of period	$278,895	$194,328

Supplemental Cash Flow Information:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$3,645	$9,043
Cash paid during the period for lease liabilities	1,997	1,897
Right of use asset obtained in exchange for lease liabilities	454	1,155
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except per share amount)

	Three Months Ended December 31,
	2020		2019
	Shares	$	Shares	$
Common Stock
Beginning balance	39,914	$40	39,592	$40
Issuance of common stock under stock plans	178	—	127	—
Ending balance	40,092	40	39,719	40
Capital in Excess of Par
Beginning balance		1,019,803		988,980
Share-based compensation expense		5,851		4,763
Exercise of stock options		1,437		1,298
Issuance of common stock under Employee Stock Purchase Plan		3,371		—
Issuance of restricted stock under Deposit Share Program		215		150
Ending balance		1,030,677		995,191
Retained Earnings
Beginning balance		553,718		461,501
Cumulative effect of accounting changes		—		488
Net income		31,530		38,549
Dividends		(12,807)		(12,351)
Ending balance		572,441		488,187
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(14,104)		(23,238)
Cumulative effect of accounting changes		—		(488)
Foreign currency translation adjustment		21,625		15,851
Cash flow hedges		(2,386)		4,259
Ending balance		5,135		(3,616)
Treasury Stock
Beginning balance	10,834	(485,144)	10,491	(446,906)
Repurchases of common stock under Share Repurchase Program	62	(9,201)	—	—
Repurchases of common stock - other	35	(5,220)	23	(2,897)
Ending balance	10,931	(499,565)	10,514	(449,803)
Total Equity		$1,108,728		$1,029,999
Dividends per share of common stock		$0.44		$0.42
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except per share amounts)
1. BACKGROUND AND BASIS OF PRESENTATION
CMC Materials, Inc. (“CMC”, “the Company”, “us”, “we”, or “our”) is a leading global supplier of consumable materials, primarily to semiconductor manufacturers. The Company's products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. We operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our chemical mechanical planarization ("CMP") slurries business, CMP pads business, and electronic chemicals business. The Performance Materials segment consists of our pipeline and industrial materials (“PIM”) business, wood treatment business, and QED Technologies International, Inc. (“QED”) business.
The unaudited Consolidated Financial Statements have been prepared by CMC pursuant to the rules of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of CMC’s financial position, cash flows, and results of operations for the periods presented. The results may not be indicative of the results that may be expected for the fiscal year ending September 30, 2021. This Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
The Consolidated Financial Statements include the accounts of CMC and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.
In the Consolidated Statements of Cash Flows of this Quarterly Report on Form 10-Q, the presentation for Repurchases of common stock under Cash flows from financing activities has been updated for the first quarter of fiscal year 2020 to conform to the current presentation. The amount for that fiscal year that related to common shares withheld for taxes and included in Repurchases of common stock previously, is now presented separately under “Repurchases of common stock withheld for taxes.”
In the Consolidated Statements of Cash Flows of this Quarterly Report on Form 10-Q, the presentation for Provision for doubtful accounts has been updated for the first quarter of fiscal year 2020 to conform to the current presentation. The amount for that fiscal year that related to the Provision for doubtful accounts is now presented separately under “Other.”
USE OF ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates under different assumptions or conditions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Significant Accounting Policies and Estimates
There have been no material changes made to the Company’s significant accounting policies disclosed in Note 2 of "Notes to the Consolidated Financial Statements" included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Recently Adopted Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326) and subsequent amendments, requires financial assets measured at amortized cost to be presented at the net amount expected to be collected using an allowance account and provides that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The Company adopted these standards effective October 1, 2020 using the modified retrospective approach, which did not impact our results of operations or financial condition. Upon adoption, no adjustment was made to retained earnings or the Allowance for doubtful accounts at October 1, 2020.

INDEX
The Company is exposed to credit losses primarily through trade receivables for the sales of the Company’s products. The Company’s expected credit loss allowance for trade receivable is developed using historical credit loss experience and current and future economic and market conditions. The Company assesses credit risks for these trade receivables and groups them based on similar risk to determine the expected credit loss allowance. Due to the short-term nature of the Company’s trade receivables, the estimate of the expected credit loss allowance is mainly based on historical experience, accounts receivable balances, and the financial condition of customers.
ASU No. 2018-13 “Fair Value Measurement” (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, provides specific guidance on various disclosure requirements in Topic 820, including removal, modification and addition to current disclosure requirements. The Company adopted this standard effective October 1, 2020, which did not have a material impact on our financial statement disclosures.
ASU No. 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software” (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset or expense related to the service contract. The Company adopted this standard effective October 1, 2020, which did not have a material impact on our results of operations or financial condition.
Accounting Pronouncements Issued But Not Yet Adopted
ASU No. 2019-12 “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes, was issued to simplify Topic 740 through improving consistency and removing certain exceptions to general principles. ASU 2019-12 will be effective for us beginning October 1, 2021. We are currently evaluating the impact of implementing this standard on our financial statements.
ASU No. 2020-04 "Reference Rate Reform” (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. We are currently evaluating the impact of the reference rate reform on our contracts and the resulting impact of adopting this standard on our financial statements.

3.  REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company disaggregates revenue by product area and segment as it best depicts the nature and amount of the Company’s revenue. See Note 15 of this Report on Form 10-Q for more information.
The following table provides information about contract liability balances:

	Consolidated Balance Sheet Location	December 31, 2020	September 30, 2020
Contract liabilities (current)	Accrued expenses, income taxes payable and other current liabilities	$8,150	$8,501
Contract liabilities (noncurrent)	Other long-term liabilities	1,476	1,288
The amount of revenue recognized during the three months ended December 31, 2020 and 2019 that was included in the opening current contract liability balances in our Performance Materials segment was $2,453 and $2,258, respectively. The amount of revenue recognized during the three months ended December 31, 2020 and 2019 that was included in our opening contract liability balances in our Electronic Materials segment was not material.
The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are partially or wholly unsatisfied as of the end of the reporting period for contracts with an original duration of greater than one year and (2) when the Company expects to recognize this revenue.

	Less Than 1 Year	1-3 Years	Total
Revenue expected to be recognized on contract liability amounts as of December 31, 2020	$1,016	$1,476	$2,492

INDEX
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company is required to record certain assets and liabilities at fair value. The valuation methods used for determining the fair value of these financial instruments by hierarchy are as follows:

Level 1	Cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.

Other long-term investments represent the fair value of investments under our supplemental employee retirement plan ("SERP"). The fair value of the investments is determined through quoted market prices within actively traded markets.

Level 2
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

Level 3	No level 3 financial instruments
The following table presents financial instruments, other than debt, that we measured at fair value on a recurring basis. See Note 9 of this Report on Form 10-Q for a discussion of our debt. In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

December 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$278,895	$—	$—	$278,895
Other long-term investments	1,282	—	—	1,282
Derivative financial instruments	—	289	—	289

Liabilities:
Derivative financial instruments	—	6,734	—	6,734

September 30, 2020	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$257,354	$—	$—	$257,354
Other long-term investments	1,214	—	—	1,214
Derivative financial instruments	—	27	—	27

Liabilities:
Derivative financial instruments	—	38,157	—	38,157

5. INVENTORIES
Inventories consisted of the following:

	December 31, 2020	September 30, 2020
Raw materials	$66,595	$66,591
Work in process	14,660	15,148
Finished goods	76,100	77,395
Total	$157,355	$159,134

INDEX
6. IMPAIRMENT - WOOD TREATMENT
As a result of our previously announced planned closure of the Company's wood treatment business’ facilities by approximately the end of calendar year 2021 and the finite remaining cash flow through the closure date, the company concluded that it is more likely than not that the fair value of the wood treatment reporting unit is below its carrying value, requiring the wood treatment asset group and reporting unit to be tested for impairment.
Impairment of Long-Lived Assets
The Company tested the recoverability of its long-lived assets and determined the carrying amount of the assets exceeded the sum of the expected undiscounted future cash flows, and as a result, we compared the fair value of the wood treatment asset group, which was determined based on a discounted cash flow model, to its carrying value. We recognized a non-cash pre-tax impairment charge of $3,266 for the quarter ended December 31, 2020. There is no remaining carrying value of definite-lived intangible assets or Property, plant and equipment in the wood treatment asset group after this impairment. As a result of the previously announced planned facility closures by approximately the end of calendar 2021, the Company adjusted the remaining useful lives such that they do not extend beyond such date. Key assumptions in testing the assets for recoverability and development of the fair value of the asset group included projected future revenue and gross margin. As the inputs for testing recoverability, including estimates of future revenue and gross margin, are not generally observable in active markets, the Company considers such measurements to be Level 3 measurements in the fair value hierarchy. The duration of the future revenue and gross margin estimates are limited to the period through the closure date.
Impairment of Goodwill
The fair value of the wood treatment reporting unit, which was determined based on a discounted cash flow model, did not exceed the carrying value of the reporting unit. Key assumptions in our goodwill impairment test included projected future revenue and gross margin. As a result, the Company recorded a $4,081 non-cash, pre-tax impairment charge during the first quarter ended December 31, 2020.
As the Company approaches the closure date of the facilities and there are finite estimated future cash flows, the carrying value of the wood treatment reporting unit will not be recoverable, resulting in future impairments of goodwill. The remaining carrying value of the wood treatment reporting unit as of December 31, 2020 includes $30.9 million of goodwill, which will be periodically impaired through the closure date, resulting in no fair value ascribed to the wood treatment business by the date of closure. The amount of the periodic impairments will vary depending on the timing of the remaining future cash flows of the business and carrying value of the reporting unit at each reporting period.

INDEX
Presentation of Impairment Charge
The long-lived assets and goodwill impairment charges, both included in the Performance Materials segment, are presented within Asset impairment charges and the related tax benefit of $606 is included in the Provision for income taxes for the quarter ended December 31, 2020 in the Consolidated Statements of Income. The impairment charge related to goodwill was not tax deductible. The impairment charge was allocated as follows:

Three Months Ended December 31, 2020
Property, plant, and equipment, net	$91
Goodwill	4,081
Other intangible assets – Product technology	583
Other intangible assets – Acquired patents and licenses	173
Other intangible assets – Customer relationships, distribution rights, and other	2,419
Total Asset impairment charges	$7,347
Goodwill activity for each of the Company’s reportable segments for the three months ended December 31, 2020:

	Electronic Materials	Performance Materials	Total
Balance at September 30, 2020	$360,425	$358,222	$718,647
Foreign currency translation impact	5,602	1,453	7,055
Impairment	—	(4,081)	(4,081)
Balance at December 31, 2020	$366,027	$355,594	$721,621

7. OTHER LONG-TERM ASSETS
Other long-term assets consisted of the following:

	December 31, 2020	September 30, 2020
Right of use asset	$30,260	$30,999
Vendor contract assets	2,481	2,889
SERP investment	1,282	1,214
Prepaid unamortized debt issuance cost - revolver	494	537
Other long-term assets	4,440	4,368
Total	$38,957	$40,007

INDEX
8. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES
Accrued expenses, income taxes payable and other current liabilities consisted of the following:

	December 31, 2020	September 30, 2020
Accrued compensation	$27,078	$46,465
Income taxes payable	15,909	16,216
Dividends payable	13,216	13,669
Contract liabilities (current)	8,150	8,501
Current portion of operating lease liability	6,602	6,513
Current portion of terminated swap liability (See Note 10)	5,855	—
Taxes, other than income taxes	5,517	5,044
Goods and services received, not yet invoiced	4,479	3,957
Interest rate swap liability (See Note 10)	2,869	11,992
Accrued interest	114	29
Other	9,085	9,056
Total	$98,874	$121,442

9. DEBT
Total debt consisted of the following:

	December 31, 2020	September 30, 2020
Senior Secured Term Loan Facility, one-month LIBOR plus 2.00%	$933,700	$936,363
Less: Unamortized debt issuance costs	(14,216)	(14,949)
Total debt	919,484	921,414
Less: Current maturities and short-term debt	(10,650)	(10,650)
Total long-term debt excluding current maturities	$908,834	$910,764
The Company’s credit agreement (“Amended Credit Agreement”) includes a Senior Secured Term Loan Facility ("Term Loan Facility") and a revolving credit facility (“Revolving Credit Facility”). As of December 31, 2020, there was no borrowings outstanding under the Revolving Credit Facility and our available credit was $200,000, which includes our letter of credit sub-facility.
At December 31, 2020 and September 30, 2020, the fair value of the Term Loan Facility, using level 2 inputs, approximated its carrying value as the loan bears a floating market rate of interest.
As of December 31, 2020, scheduled principal repayments of the Term Loan Facility were as follows:

Fiscal Year	Principal Repayments
Remainder of 2021	$7,987
2022	10,650
2023	10,650
2024	10,650
2025	10,650
Greater than 5 years	883,113
Total	$933,700

INDEX
10. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to various market risks, including risks associated with interest rates and foreign currency exchange rates.  We enter into certain derivative transactions to mitigate the volatility associated with these exposures.
Cash Flow Hedges - Interest Rate Swap Contract
During the quarter, the Company entered into a new interest rate swap agreement to extend the duration of its existing swap arrangement and to take advantage of lower interest rates. The existing interest rate swap, which was in a loss position of $35.3 million, was terminated, and the hedging relationship was de-designated. The liability for the terminated interest rate swap is not measured at fair value. The current and long-term portion of the liability for the terminated swap are recorded in Accrued expenses, income taxes payable and other current liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheet and will be paid over the remaining term of the new swap. The loss amount for the terminated swap is included in Accumulated other comprehensive loss and will be amortized on a straight-lined basis into interest expense through January 31, 2024, the remaining term of the original swap.
The new interest rate swap is a floating-to-fixed interest rate swap contract to hedge the variability in LIBOR-based interest payments on a portion of our outstanding variable rate debt. The notional amount is scheduled to decrease quarterly and will expire on January 29, 2027. The new interest rate swap was designated as a cash flow hedge based on certain quantitative and qualitative assessments and we have determined that the hedge is highly effective and qualifies for hedge accounting.
Foreign Currency Contracts Not Designated as Hedges
We enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. These foreign exchange contracts do not qualify for hedge accounting.
The notional amount of our derivative instruments are as follows:

	December 31, 2020	September 30, 2020
Derivatives designated as hedging instruments
Interest rate swap contract - new agreement	$560,003	$—
Interest rate swap contract - terminated agreement	—	571,000

Derivatives not designated as hedging instruments
Foreign exchange contracts to purchase U.S. dollars	$5,418	$8,054
Foreign exchange contracts to sell U.S. dollars	27,725	25,105

The fair value of our derivative instruments included in the Consolidated Balance Sheets was as follows:

		Derivative Assets		Derivative Liabilities
	Consolidated Balance Sheet Location	December 31, 2020	September 30, 2020	December 31, 2020	September 30, 2020
Derivatives designated as hedging instruments
Interest rate swap contract	Accrued expenses, income taxes payable and other current liabilities	$—	$—	$2,869	$11,992
	Other long-term liabilities	—	—	3,813	26,000
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$289	$27	$—	$—
	Accrued expenses, income taxes payable and other current liabilities	—	—	52	165

INDEX
The following table summarizes the effect of our derivative instruments on our Consolidated Statements of Income:

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended December 31,
	Consolidated Statement of Income Location	2020	2019
Derivatives designated as hedging instruments
Interest rate swap contract	Interest expense	$(2,445)	$(1,170)
Terminated interest rate swap contract	Interest expense	(929)	—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$122	$6
The following table summarizes the effect of our derivative instruments on Accumulated other comprehensive income:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended December 31,
	2020	2019
Derivatives designated as hedging instruments
Interest rate swap contract	$(6,449)	$4,314

We expect approximately $14,013 to be reclassified from Accumulated other comprehensive income (loss) into Interest expense during the next twelve months related to our interest rate swap based on projected rates of the LIBOR forward curve as of December 31, 2020. This amount includes the amortization of the loss associated with the terminated swap arrangement.

11. COMMITMENTS AND CONTINGENCIES
In 2019, a fire occurred at the warehouse of the wood treatment facility of our subsidiary KMG-Bernuth, Inc (“KMG-Bernuth”), in Tuscaloosa, Alabama, which processes pentachlorophenol (“penta”) for sale to customers in the U.S. and Canada. The warehouse fire, which we believe originated from non-hazardous waste materials temporarily stored in the warehouse for recycling purposes, caused no injuries. KMG-Bernuth commenced and completed cleanup with oversight from certain local, state and federal authorities. We recorded expense for the fire waste cleanup and disposal of affected inventory in Cost of sales. No expense was recorded during the three months ended December 31, 2020. Although we believe we have completed cleanup efforts related to the fire incident, there are potential other costs that cannot be reasonably estimated as of this time related to the fire incident due to the nature of federally-regulated penta-related requirements. In addition, we are working with our insurance carriers on possible recovery of losses and costs related to the fire incident, and have to date received recovery in the amount of $468. At this point we cannot reasonably estimate whether we will receive any additional insurance recoveries, or if so, the amount of such recoveries.
Separately, in connection with the acquisition of KMG Chemicals, Inc. (“Acquisition”), through KMG-Bernuth, we assumed a contingency related to the Star Lake Canal Superfund Site near Beaumont, Texas (“Star Lake”). In 2014, prior to the Acquisition, the United States Environmental Protection Agency (“EPA”) had notified KMG-Bernuth, that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, in connection with Star Lake. The EPA has estimated that related remediation will cost approximately $22.0 million. KMG-Bernuth and seven other cooperating parties entered into an agreement with the EPA in September 2016 to complete a remedial design of the remediation actions for the site. Although KMG-Bernuth has not conceded liability with respect to Star Lake, a reserve in connection with the remediation was established, and as of December 31, 2020, the reserve remaining was $553. The remediation work will be performed under a separate future agreement. For more information regarding these plans, refer to Note 20 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
PURCHASE OBLIGATIONS
We have $21,695 of contractual commitments under an abrasive particle supply agreement through December 2022.

INDEX
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below summarizes the components of Accumulated other comprehensive income (loss), net of income tax expense (benefit):

	Three Months Ended December 31,
	2020	2019
Beginning Balance	$(14,104)	$(23,238)

Foreign currency translation adjustment	21,543	15,819
Income tax benefit	82	32
Foreign currency translation adjustment, net of tax	21,625	15,851

Unrealized gain loss on cash flow hedges:
Change in fair value	(6,449)	4,314
Reclassification adjustment into earnings	3,374	1,170
Income tax benefit (expense)	689	(1,225)
Unrealized (loss) gain on cash flow hedges, net of tax	(2,386)	4,259

Effect of the adoption of the stranded tax effect accounting standard	—	(497)
Income tax benefit	—	9
Effect of the adoption of the stranded tax effect accounting standard, net of tax	—	(488)

Net Change	19,239	19,622

Ending Balance	$5,135	$(3,616)

During the first quarter of fiscal 2020, the Company adopted ASU No. 2018-02 regarding the reclassification of stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the Tax Cuts and Jobs Act (the “Tax Act”) and as a result, we reclassified $488 of stranded tax effects from Accumulated other comprehensive income to Retained earnings.

13. INCOME TAXES
In December 2020, the U.S. enacted the Consolidated Appropriations Act (“CAA”), which extends certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and provides new COVID-19 pandemic (“Pandemic”) relief provisions. As with the CARES Act, the CAA did not have a material impact on our Provision for income taxes for the three months ended December 31, 2020.
The Company’s effective income tax rate was 19.3% and 22.0% for the three months ended December 31, 2020 and 2019, respectively. The decrease in our effective tax rate for the three months ended December 31, 2020 compared to the prior year is primarily attributable to a higher tax benefit related to share-based compensation and foreign derived intangible income, partially offset by unfavorable impact from impairment of our wood treatment reporting unit.

INDEX
14. EARNINGS PER SHARE
Basic and diluted earnings per share were calculated as follows:

	Three Months Ended December 31,
	2020	2019
Numerator:
Net income available to common shares	$31,530	$38,549

Denominator:
Weighted average common shares	29,123	29,137
Weighted average effect of dilutive securities	475	557
Diluted weighted average common shares	29,598	29,694

Earnings per share:
Basic	$1.08	$1.32
Diluted	$1.07	$1.30

Shares excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive were as follows:

	Three Months Ended December 31,
	2020	2019
Outstanding stock options	15	36

15. SEGMENT REPORTING
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
Our chief operating decision maker evaluates segment performance based upon revenue and segment adjusted EBITDA.  Segment adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include Acquisition and integration-related expenses, certain costs related to the KMG-Bernuth warehouse fire, net of insurance recovery, impairment and net restructuring charges related to the wood treatment business, and costs related to the Pandemic, net of grants received. We exclude these items from earnings when presenting our adjusted EBITDA measure because we believe they are not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also the basis of a performance metric for our fiscal 2021 Short-Term Incentive Program ("STIP"). In addition, our chief operating decision maker does not use assets by segment to evaluate performance or allocate resources, and therefore, we do not disclose assets by segment.

INDEX
The two segments operate independently and serve different markets and customers, as a result there are no sales between segments. Revenue from external customers by segment are as follows:

	Three Months Ended December 31,
	2020	2019
Segment Revenue:
Electronic Materials:
CMP Slurries	$134,721	$122,326
Electronic Chemicals	80,006	77,582
CMP Pads	22,071	20,813
Total Electronic Materials	236,798	220,721

Performance Materials:
PIM	25,907	45,141
Wood Treatment	17,323	10,674
QED	7,835	6,607
Total Performance Materials	51,065	62,422

Total	$287,863	$283,143

Capital expenditures by segment are as follows:

	Three Months Ended December 31,
	2020	2019
Capital Expenditures:
Electronic Materials	$5,434	$8,485
Performance Materials	1,310	16,369
Corporate	3,475	1,512
Total	$10,219	$26,366

Adjusted EBITDA by segment is as follows:

	Three Months Ended December 31,
	2020	2019
Net income	$31,530	$38,549
Interest expense	9,608	11,920
Interest income	(23)	(315)
Income taxes	7,546	10,881
Depreciation and amortization	31,891	31,642
EBITDA	80,552	92,677
Charges related to asset impairment of wood treatment	7,347	—
Acquisition and integration-related expenses	2,369	2,204
Costs related to the Pandemic, net of grants received	1,262	—
Net costs related to restructuring of the wood treatment business	26	—
Costs related to KMG-Bernuth warehouse fire, net of insurance recovery	—	392
Consolidated adjusted EBITDA	$91,556	$95,273

Segment adjusted EBITDA:
Electronic Materials	$80,756	$81,198
Performance Materials	22,975	27,478
Unallocated corporate expenses	(12,175)	(13,403)
Consolidated Adjusted EBITDA	$91,556	$95,273

The unallocated portions of corporate functions, including finance, legal, human resources, information technology, and corporate development, are not directly attributable to a reportable segment.

INDEX
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Report on Form 10-Q, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”). This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking and address a variety of subjects including, for example, future sales and operating results; growth or contraction, and trends in the industries and markets in which the Company participates, such as the semiconductor, and oil and gas industries; the acquisition of, investment in, or collaboration with other entities, and the expected benefits and synergies of such acquisitions; divestment or disposition, or cessation of investment in certain of the Company’s businesses; new product introductions; development of new products, technologies and markets; product performance; the financial conditions of the Company’s customers; the competitive landscape that relates to the Company's business; the Company's supply chain; natural disasters; various economic or political factors and international or national events, including related to global public health crises such as the Pandemic, and the enactment of trade sanctions, tariffs, or other similar matters; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; environmental, health and safety laws and regulations, and related compliance; the operation of facilities by the Company; the Company’s management; foreign exchange fluctuation; the Company's current or future tax rate, including the effects of changes to tax laws in the jurisdictions in which the Company operates; cybersecurity threats; financing facilities and related debt, pay off or payment of principal and interest, and compliance with covenants and other terms; and, uses and investment of the Company’s cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors. Statements that are not historical facts, including statements about CMC’s beliefs, plans and expectations, are forward-looking statements. Such statements are based on current expectations of CMC’s management and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. For information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to CMC’s filings with the SEC, including the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and this Report on Form 10-Q. Except as required by law, CMC undertakes no obligation to update forward-looking statements made by it to reflect new information, subsequent events or circumstances. The section entitled “Risk Factors” describes some, but not all, of the factors that could cause these differences. The section entitled "Risk Factors" describes some, but not all, of the factors that could cause these differences.
This following discussion and analysis, should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, including the Consolidated Financial Statements and related notes thereto.

FIRST QUARTER OF FISCAL 2021 OVERVIEW
CMC is a leading global supplier of consumable materials, primarily to semiconductor manufacturers. The Company's electronic materials products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. We operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our CMP slurries business, CMP pads business, and electronic chemicals business. The Performance Materials segment consists of our PIM business, wood treatment business, and QED business. For additional information, refer to Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
While the Pandemic continues to cause significant global macroeconomic uncertainty and disruption worldwide and in the countries and locations in which we and our customers and suppliers operate, our business in our fiscal first quarter of 2021 showed continued resiliency and overall strength, particularly in our Electronic Materials segment, and we also have seen increasing signs of stability in our Performance Materials segment. Throughout the Pandemic, our primary focus has been and continues to be on the health and well-being of our employees and the ongoing operation of our facilities worldwide according to our business continuity plans, which we refine on an ongoing basis.

INDEX
To date, we have not seen a meaningful impact from the Pandemic on our ability to manufacture and deliver products to our customers, but the Pandemic has negatively impacted some of the industries we serve, primarily the oil and gas industry. The Pandemic has continued to have a negative effect on worldwide oil demand and transport, resulting in lower demand for our PIM products. We have experienced strong demand from our semiconductor customers, which represents approximately 80% of our revenue, as certain sectors such as cloud, PCs and servers continued to show strength, driven by work-from-home and e-learning environments, and other areas such as industrial and automotive segments have begun to exhibit a recovery.
The extent to which the Pandemic may further impact our business, operations, results of operations and financial condition going forward is uncertain and difficult to estimate, and depends on numerous evolving and potentially unknown factors.
First Quarter Key Financial Results
Our consolidated results of operations were as follows:

Dollars in thousands	Three Months Ended December 31,
	2020	2019
Revenue	$287,863	$283,143
Net income	$31,530	$38,549
Adjusted EBITDA	$91,556	$95,273
Adjusted EBITDA Margin	31.8%	33.6%
Our first quarter of 2021 consolidated revenue benefited from stronger demand for our CMP slurries and CMP pads products and higher prices for our wood treatment products, partially offset by lower demand for our PIM products due to the Pandemic. Consolidated net income declined in the current year due to the impairment charge recorded for wood treatment and the timing of a manufacturing variance recorded in the prior year with a pre-tax benefit of $5.3 million, offset by impact of higher revenues on net income. Adjusted EBITDA decreased due to the manufacturing variance. Sequentially, consolidated revenue increased from higher revenue in CMP slurries, CMP pads and PIM products, partially offset by lower revenue in wood treatment and QED.

INDEX
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the changes in balances on the consolidated statement of income along with the percentage of revenue of certain line items included in our historical statements of income:

	Three Months Ended December 31,
(Dollars In thousands)	2020		2019		$ Change	% Change

Revenue	$287,863	100.0%	$283,143	100.0%	$4,720	1.7%
Cost of sales	164,959	57.3%	154,461	54.6%	10,498	6.8%
Gross profit	122,904	42.7%	128,682	45.4%	(5,778)	(4.5%)

Research, development and technical	12,428	4.3%	12,811	4.5%	(383)	(3.0%)
Selling, general and administrative	55,920	19.4%	54,439	19.2%	1,481	2.7%
Asset impairment charges	7,347	2.6%	—	—%	7,347
Total operating expenses	75,695	26.3%	67,250	23.8%	8,445	12.6%

Operating income	47,209	16.4%	61,432	21.7%	(14,223)	(23.2%)
Interest expense	9,608	3.3%	11,920	4.2%	(2,312)	(19.4%)
Interest income	23	—%	315	0.1%	(292)	(92.7%)
Other income (expense), net	1,452	0.5%	(397)	(0.1%)	1,849	465.7%
Income before income taxes	39,076	13.6%	49,430	17.5%	(10,354)	(20.9%)
Provision for income taxes	7,546	2.6%	10,881	3.8%	(3,335)	(30.6%)

Net income	$31,530	11.0%	$38,549	13.6%	$(7,019)	(18.2%)
Most of CMC’s foreign operations maintain their accounting records in their local currencies. As a result, period to period comparability of results of operations is affected by fluctuations in exchange rates. The impact on comparability is not material in any given period.
THREE MONTHS ENDED DECEMBER 31, 2020, AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2019
REVENUE
Revenue was $287.9 million for the three months ended December 31, 2020, an increase of 1.7%, or $4.7 million, from the three months ended December 31, 2019, primarily due to stronger demand for the Company's CMP slurries and CMP pads products and higher prices for the Company’s wood treatment products, offset by lower demand for PIM products due to the impact of the Pandemic.
COST OF SALES
Cost of sales was $165.0 million for the three months ended December 31, 2020, which represented an increase of 6.8%, or $10.5 million, from the three months ended December 31, 2019, primarily due to higher fixed costs as a result of the timing of the $5.3 million manufacturing variance recorded in the prior year.
GROSS MARGIN
Our gross margin was 42.7% for the three months ended December 31, 2020, compared to 45.4% for the three months ended December 31, 2019.  The decrease was primarily due to higher fixed costs as a result of the manufacturing variance recorded in the prior year, partially offset by price increases and product mix.

INDEX
ASSET IMPAIRMENT
Asset impairment charges were $7.3 million for the three months ended December 31, 2020 due to impairment of the long-lived assets, intangible assets and goodwill of the wood treatment business as a result of the planned closure of its facilities by approximately the end of calendar year 2021. There was no asset impairment during the three months ended December 31, 2019. See Note 6 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for additional discussion.
INTEREST EXPENSE
Interest expense was $9.6 million for the three months ended December 31, 2020, which is a decrease of $2.3 million from the three months ended December 31, 2019.  The decrease was primarily due to a decline in the LIBOR rate for the unhedged portion of the Company's Term Loan Facility, a lower outstanding term loan balance due to repayments, and a lower interest rate on our borrowings resulting from the refinancing of our Amended Credit Agreement in December 2019.
OTHER INCOME (EXPENSE), NET
Other income (expense), net was $1.5 million for the three months ended December 31, 2020, which is an increase of $1.8 million from the three months ended December 31, 2019. The increase was primarily due to foreign currency gains.
PROVISION FOR INCOME TAXES
The Company’s effective income tax rate for the first quarter of fiscal 2021 was 19.3%, compared to 22.0% in the same quarter last year.  The decrease in our effective tax rate is primarily driven by a higher tax benefit related to share-based compensation and foreign derived intangible income, partially offset by an unfavorable impact from the wood treatment asset impairment charge.
NET INCOME
Net income was $31.5 million for the three months ended December 31, 2020, which is a decrease of 18.2%, or $7.0 million, from the three months ended December 31, 2019. Net income decreased due to lower gross margin and the wood treatment asset impairment charge, partially offset by lower Interest expense and income taxes.

INDEX
SEGMENT ANALYSIS
The segment data should be read in conjunction with our unaudited Consolidated Financial Statements and related notes included in Part 1, Item 1 of this Report on Form 10-Q.
Revenue from external customers, adjusted EBITDA, and adjusted EBITDA Margin by segment are as follows:

Dollars in thousands	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Segment Revenue:
Electronic Materials	$236,798	$220,721	$16,077	7.3%
Performance Materials	51,065	62,422	(11,357)	(18.2%)
Total Revenue	$287,863	$283,143	$4,720	1.7%

Adjusted EBITDA:
Electronic Materials	$80,756	$81,198	$(442)	(0.5%)
Performance Materials	22,975	27,478	(4,503)	(16.4%)
Unallocated corporate expenses	(12,175)	(13,403)	1,228	9.2%
Consolidated Adjusted EBITDA	$91,556	$95,273	$(3,717)	(3.9%)

Adjusted EBITDA margin:
Electronic Materials	34.1%	36.8%	-270 bpts
Performance Materials	45.0%	44.0%	100 bpts

THREE MONTHS ENDED DECEMBER 31, 2020, AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2019
ELECTRONIC MATERIALS
The $16.1 million increase in Electronic Materials revenue was primarily driven by increased demand for our CMP slurries and CMP pads products. The $0.4 million decrease in Electronic Materials adjusted EBITDA was primarily driven by higher fixed costs as a result of the $5.3 million manufacturing variance recorded in the prior year, offset by the EBITDA associated with the increase in revenue. The 270 bpts decrease in Electronic Materials adjusted EBITDA margin was primarily driven by the manufacturing variance recorded in the prior year.
PERFORMANCE MATERIALS
The $11.4 million decrease in Performance Materials revenue and $4.5 million decrease in Performance Materials adjusted EBITDA were driven by lower demand for PIM products because of the Pandemic, partially offset by higher sales for wood treatment products. The 100 bpts increase in Performance Materials adjusted EBITDA margin was primarily driven by higher selling prices for wood treatment products, offset partially by higher fixed manufacturing costs.

INDEX
USE OF CERTAIN GAAP AND NON-GAAP FINANCIAL INFORMATION
We provide certain non-GAAP financial measures, such as adjusted EBITDA and adjusted EBITDA margin, to complement reported GAAP results because we believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures. We exclude certain items from earnings when presenting our adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of the Company’s regular, ongoing operating performance. Accordingly, we believe that they aid in evaluating the underlying operational performance of our business, and facilitate comparisons between periods. In addition, adjusted EBITDA is used as one of the performance goals of our fiscal 2021 STIP. A similar adjusted EBITDA calculation is also used by our lenders for a key debt compliance ratio.
Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of revenue. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period. These adjustments include items related to acquisitions, such as Acquisition and integration-related expenses, costs of restructuring, related adjustments and impairment related to the wood treatment business, costs related to the KMG-Bernuth warehouse fire net of insurance recovery, and costs related to the Pandemic net of grants received.
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

INDEX
RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA

In thousands	Three Months Ended December 31,
	2020	2019
Net income	$31,530	$38,549
Interest expense	9,608	11,920
Interest income	(23)	(315)
Income taxes	7,546	10,881
Depreciation and amortization	31,891	31,642
EBITDA	80,552	92,677
Charges related to asset impairment of wood treatment	7,347	—
Acquisition and integration-related expenses	2,369	2,204
Costs related to the Pandemic, net of grants received	1,262	—
Net costs related to restructuring of the wood treatment business	26	—
Costs related to KMG-Bernuth warehouse fire, net of insurance recovery	—	392
Adjusted EBITDA	$91,556	$95,273

In thousands	Three Months Ended December 31,
	2020	2019
Adjusted EBITDA:
Electronic Materials	$80,756	$81,198
Performance Materials	22,975	27,478
Unallocated corporate expenses	(12,175)	(13,403)
Consolidated Adjusted EBITDA	$91,556	$95,273

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2020, we had $278.9 million of cash and cash equivalents compared with $257.4 million as of September 30, 2020. On December 31, 2020, $166.2 million of cash and cash equivalents was held in foreign subsidiaries. Our total liquidity as of December 31, 2020 was $478.9 million compared to $457.4 million as of September 30, 2020 (including $200.0 million of borrowing availability under our Revolving Credit Facility in both periods, which includes our letter of credit sub-facility). The increase in liquidity reflects the cash flow provided by operating activities, partially offset by the cash used for additions of property, plant and equipment, the repurchases of our common stock and payments of quarterly cash dividends.
Total debt, consisting of principal outstanding on our Term Loan Facility, amounted to $919.5 million ($933.7 million in aggregate principal amount less $14.2 million of debt issuance costs) as of December 31, 2020 and $921.4 million ($936.4 million in aggregate principal amount less $14.9 million of debt issuance costs) as of September 30, 2020. During the three months ended December 31, 2020 there were no borrowings under our Revolving Credit Facility and no balance was outstanding as of December 31, 2020.
The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Amended Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2020, our maximum first lien secured net leverage ratio was 1.75 to 1.00. Additionally, the Amended Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. We believe we are in compliance with these covenants as of December 31, 2020 and we expect to remain in compliance with our debt covenants during fiscal 2021 and beyond.

INDEX
In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million. During the first quarter of fiscal 2021, we repurchased 62 thousand shares under this program, and $27.1 million authorization remained at the end of the quarter. The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares. To date, we have funded share purchases under our share repurchase program from our available cash on hand, and anticipate we will continue to do so.
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
Operating Activities
We generated $54.0 million in cash flows from operating activities in the first three months of fiscal 2021, compared to $48.1 million in the first three months of fiscal 2020. The increase in operating cash flows of $5.9 million was due to $12.7 million of changes in working capital, partially offset by a $6.7 million decrease of Net income adjusted for non-cash reconciling items.
Investing Activities
In the first three months of fiscal 2021, net cash used in investing activities was $11.6 million, compared to $25.5 million in the first three months of fiscal 2020. This was primarily driven by a decrease in capital expenditures of $14.1 million in the first three months of fiscal 2021 compared to the first three months of fiscal 2020 driven by the plant expansion in fiscal 2020 in our Performance Materials segment.
Financing Activities
In the first three months of fiscal 2021, cash flows used in financing activities were $25.4 million, compared to $19.3 million in the first three months of fiscal 2020. The increase was mainly driven by cash paid for repurchases of common stock under the Share Repurchase Program of $9.2 million in the first three months of fiscal 2021, as well as an increase in repurchases of common stock withheld for taxes from $2.9 million in the first three months of fiscal 2020 to $5.2 million in the first three months of fiscal 2021. This was partially offset by an increase in proceeds from issuance of stock from $1.4 million in the first three months of fiscal 2020 to $5.0 million in the first three months of fiscal 2021, primarily related to our equity incentive program, and a decrease in repayments under the Term Loan Facility from $5.3 million in the first three months of fiscal 2020 to $2.7 million in the first three months of fiscal 2021.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2020 and September 30, 2020, we did not have any unconsolidated entities or financial partnerships.

CONTRACTUAL OBLIGATIONS
There have been no material changes to the Company's contractual obligations during fiscal 2021, except as discussed below.

INDEX
We have been operating under a multi-year supply agreement for the purchase of fumed silica, which runs through December 2022. As of December 31, 2020, purchase obligations include an aggregate amount of $21.7 million of contractual commitments related to this agreement.
Refer to Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for additional information regarding our contractual obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Except for the discussion in Note 2 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q, no material changes have been made to the Company’s significant accounting policies during the first three months of fiscal 2021. See Note 2 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q for a discussion of new accounting pronouncements.

INDEX
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the “Quantitative and Qualitative Disclosures about Market Risk” disclosed in Part II Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)), as of December 31, 2020.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

INDEX
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We periodically become a party to legal proceedings, arbitrations, regulatory proceedings, inquiries and investigations (“contingencies”) arising in the ordinary course of our business operations. The ultimate resolution of these contingencies is subject to significant uncertainty, and should we fail to prevail in any of them or should several of them be resolved against us in the same reporting period, these matters could, individually or in the aggregate, be material to our consolidated financial statements. One of these contingencies, related to Star Lake Canal, which we assumed in connection with the Acquisition, is discussed in Note 11 of “Notes to the Consolidated Financial Statements” included in Item 1 of Part I of this Report on Form 10-Q. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in our consolidated financial statements.
We also may face other governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with Star Lake Canal or other past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Other than as described herein, we are not involved in any legal proceedings that we believe could have a material impact on our consolidated financial position, results of operations or cash flows. The information set forth in Item 1.A. Risk Factors, and Note 11 of “Notes to the Consolidated Financial Statements” included in Item 1 of Part I of this Report on Form 10-Q, is incorporated herein by reference.

INDEX
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR BUSINESS, STRATEGY AND OPERATIONS
OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY THE CORONAVIRUS (COVID-19) PANDEMIC AND RELATED ADVERSE IMPACT TO WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS
The global spread of the Pandemic has created significant volatility, uncertainty and economic disruption across the world and in the countries and locations in which we and our customers and suppliers operate. In the second half of our fiscal year 2020, businesses in our Electronic Materials segment remained generally stable, and showed some strengthening in our first fiscal quarter of 2021, despite the Pandemic. With respect to our Performance Materials segment, the Pandemic had a significant adverse impact on our Performance Materials’ PIM business in the second half of our fiscal year 2020, as the demand for drag reducing agents (“DRAs”) declined significantly due to the ongoing dislocation in the energy sector occasioned by the Pandemic, but this business appeared to stabilize somewhat in our first fiscal quarter of 2021. The extent to which the ongoing Pandemic may further impact our business, operations, results of operations and financial condition is uncertain and difficult to estimate, and depends on numerous evolving factors that we may not be able to accurately predict, which may include: A decrease in short-term and long-term demand and pricing for our products and services, and an ongoing global economic recession that could further reduce demand and/or pricing for our products and services resulting from actions taken by governments, businesses, or the general public in an effort to limit exposure to and spread of such infectious diseases, such as ongoing or renewed travel restrictions, quarantines, and business shutdowns or slowdowns; Negative impacts to our operations, including reductions in production levels, research and development ("R&D") activities, and qualification activities with our customers, and increased costs resulting from our efforts to mitigate the impact of the Pandemic through additional or continued social-distancing measures we have enacted at our locations around the world in an effort to protect our employees’ health and well-being (including working from home, reducing the number of employees or others in our sites at any one time and how such individuals perform work while at our sites, redesigning or adjusting our manufacturing, R&D and office facilities, and suspending or limiting employee travel); Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in losses on our accounts receivables due to credit defaults or our customers’ inability to pay; and, Disruptions to our supply chain in connection with the sourcing of materials, equipment and logistics or other services and support necessary to our business as a result of the Pandemic and efforts to contain the spread of the Pandemic. To the extent possible if and when the Pandemic is contained or abates, whether through the rollout of vaccination programs or otherwise, the resumption of what was previously considered normal business operations after such interruption may be delayed or constrained by lingering effects of the Pandemic on our Company and our customers, suppliers, and third-party service providers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. A further sustained or prolonged outbreak or return of the Pandemic in the places in which we do business, such as what has been experienced in the U.S., Europe, and parts of Asia over the past several months, could exacerbate the adverse impact of such measures on our Company.

INDEX
DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC, INDUSTRY AND OTHER CONDITIONS
Our business is affected by economic and industry conditions, such as those currently being adversely affected by the Pandemic, and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor industry demand. With respect to our Electronic Materials segment, historically, semiconductor industry demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, prior to the Pandemic, the relatively soft demand conditions in the semiconductor industry that had commenced in our second fiscal quarter of 2019 and continued into our first fiscal quarter of 2020 had begun to ameliorate in the beginning of the second fiscal quarter of 2020. While our Electronic Materials segment experienced relatively stable conditions during the second half of fiscal 2020 and showed some strengthening in the first fiscal quarter of 2021, uncertainty remains as to fiscal 2021 demand conditions for the semiconductor industry given the ongoing nature of the Pandemic. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends, especially during unusual adverse circumstances, such as the Pandemic. If the global economy or the semiconductor industry weakens further, whether in general or as a result of the Pandemic or other specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, geopolitical conditions and international trade tensions, civil unrest, or additional global health crises, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices, such as logic versus memory integrated circuit ("IC") devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.
As to our Performance Materials segment, which continues to be an area of potential continued growth for us over the longer term, our PIM business may be impacted by changes in the utilities and/or oil and gas industries, such as we have seen since the second half of our fiscal 2020 and through our first fiscal quarter of 2021 resulting from ongoing significant dislocation in these industries occasioned by the Pandemic as well as geopolitical factors such as those related to the Organization of Petroleum Exporting Countries ("OPEC"), which has caused an excess in oil capacity. Relatedly, as described, volatility in oil and natural gas prices may impact our customers’ activity levels, including production, and as we saw during the last three fiscal quarters, we experienced a significant drop in demand for our related PIM products and services, although demand appears to have stabilized somewhat in our first quarter of fiscal 2021. Expectations about future prices and price volatility are important in determining future spending levels for customers of our PIM products and services. The ongoing volatility in worldwide oil and natural gas prices and markets are an extreme example of historical volatility in this sector, and such volatility is likely to continue in the future. As is currently the case, prices for oil and natural gas are subject to wide fluctuations in response to relatively minor or major changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, decreases or increases in supplies from U.S. shale production or other oil production, geopolitical conditions, including uprisings, civil unrest, and international trade tensions, sovereign debt crises, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to economic growth or contraction such as currently seen related to the Pandemic, and other factors in countries such as China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the OPEC and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions, such as those currently seen related to the Pandemic.
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
We expect to continue to make investments in technologies, assets and companies, either through acquisitions, mergers, investments or alliances, in order to supplement our organic growth and development efforts. Acquisitions, mergers, and investments, including the Acquisition, which we completed in November 2018, involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, products and personnel of acquired companies; difficulties and risks from unanticipated issues arising subsequent to a transaction related to the other entity; potential disruption of relationships with third parties such as customers or suppliers; diversion of management's attention from normal daily operations of the business; increased risk associated with foreign operations; potential difficulties and risks in entering markets or industries in which we have limited or no direct prior experience and/or where competitors have stronger positions; potential difficulties and unexpected situations arising in operating new businesses with different business models; facilities and operations; potential difficulties with regulatory or contract compliance in areas in which we have limited or no experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenue to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.
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
In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of customer relationships, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected. Examples of asset impairment charges we recently incurred include the charge we took in the fourth quarter of fiscal 2019, the fourth quarter of fiscal 2020, and the first quarter of fiscal 2021 related to the KMG wood treatment business. Absent a sale of the wood treatment business, as we approach the previously announced closure date of the wood treatment facilities and there are fewer estimated future cash flows, we expect that the carrying value of the wood treatment asset group will not be recoverable, resulting in future impairments of goodwill. The amount of such impairments could be material and could adversely affect our results of operations and financial condition. See Note 6 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for additional discussion.
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
Our customer base is concentrated among a limited number of large customers in each of our segments. Currently, our principal business supplies electronic materials primarily to the semiconductor industry. The semiconductor industry has been consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through business gains, mergers and acquisitions, and strategic alliances. Industry analysts predict that this trend will continue, which means the semiconductor industry will continue to be comprised of fewer and larger participants in the future if their prediction is correct. In addition, our customer base in our PIM business is also somewhat concentrated, with large entities predominant, and outside of the U.S., these entities frequently are state-owned or sponsored, and limited in number per country. One or more of these principal customers could stop buying products from us or could substantially reduce the quantity of products purchased from us. Our principal customers in both of our segments also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in the quantity or price of products sold to these principal customers could seriously harm our business, financial condition and results of operations.
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
Competition from other electronic materials or performance materials providers or any new entrants could seriously harm our business and results of operations, and this competition could continue to increase. Competition has and will likely continue to impact the prices we are able to charge for our products, as well as our overall business. In addition, our competitors could have, obtain or assert intellectual property rights that could affect or restrict our ability to market our existing products and/or to innovate and develop new products, thus increasing our costs of doing business, could attempt to introduce products similar to ours following the expiration of our patents, or could attempt to introduce products that do not fall within the scope of our intellectual property rights.
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
In particular, China continues to be an important market for the semiconductor industry, and an area of continued potential growth for us. As business between China and the rest of the world has continued to grow, there is risk that geopolitical, regulatory, trade, political and global public health crises such as the Pandemic could adversely affect business for companies like ours based on the complex relationships among China, the U.S., and other countries in the Asia Pacific region or elsewhere, which could have a material adverse impact on our business. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or, provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, including our results of operations. Also, as has been seen over our last fiscal year and through the first quarter of fiscal 2021, there are risks that the U.S. government may impose additional export restrictions on technology and products that companies that operate in the semiconductor industry supply to or use in China, which could adversely impact our business and our results of operations.
In addition, we have operations and customers located in the United Kingdom, which recently has exited the European Union (“EU”). As the transitional provisions under which the United Kingdom and the EU have agreed to operate expired at the end of December 2020, and the parties are still in the process of implementing new trade agreements, the related impacts on our business remain unclear.

INDEX
LEGAL, COMPLIANCE AND REGULATORY RISKS
WE ARE SUBJECT TO EXTENSIVE ENVIRONMENTAL LAWS AND REGULATIONS AND MAY INCUR COSTS THAT HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AS A RESULT OF VIOLATIONS OF OR LIABILITIES UNDER THEM
Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive and stringent federal, state, local and foreign Environmental, Health and Safety (“ EHS”) laws and regulations, including those concerning, among other things:
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
The United States EPA and other federal and state agencies in the U.S., as well as comparable agencies in other countries where we have facilities or sell our products, such as Canada or Mexico, have the authority to promulgate regulations that could have a material adverse impact on our operations. These EHS laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution and other EHS concerns resulting from our operations. Compliance with EHS laws and regulations has resulted in ongoing costs for us and could restrict our ability to modify or expand our facilities, continue production, require us to install costly pollution control equipment, or incur significant other expenses, including environmental compliance costs. We continue to manage environmental compliance activities at certain sites, such as at KMG-Bernuth's Tuscaloosa, Alabama facility as described in Note 20 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We have incurred, and expect to continue to incur, significant costs to comply with EHS laws or to address liabilities for contamination resulting from past or present operations. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of EHS laws and regulations, and could, among other things, impose liability on us to cleanup or mitigate environmental, natural resources or other damages resulting from a release of pesticides, hazardous materials or other chemicals into the environment. We maintain insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental incidences is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases; although unknown at present, the KMG-Bernuth warehouse fire, as described in Note 11 of Part 1 of this Report on Form 10-Q, may be such an instance.
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
2. The classification of penta as a Persistent Organic Pollutant (“POP”) under the Stockholm Convention may adversely affect our ability to manufacture or sell our penta products: The Conference of the Parties (“COP”) accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and crossarms could continue for an extended period of five to ten years. KMG-Bernuth supplies penta to industrial customers who use it primarily to treat utility poles and crossarms. The U.S. is not bound by the determination of the COP because it did not ratify the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. KMG-Bernuth's sole penta manufacturing facility is located in Matamoros, Mexico, and its processing facility is located in Tuscaloosa, Alabama. As a result of the classification of penta as a POP, the Mexican government requires KMG-Bernuth to cease producing penta in Mexico by the end of calendar year 2021. In July 2020, the Canadian government released a proposed order that sales and use of penta in Canada be ceased, but such proposed order is subject to a comment period and is not final, and no timing for any such order, if implemented, has been proposed. In October 2020, the EPA indicated it was inclined to issue a proposed order that provided alternatives, one similar to Canada’s proposed order and one that would provide reregistration according to certain additional occupational use parameters to those currently existing, but any such proposed order would be subject to a comment period, including with respect to the second alternative, would be expected to provide a transition period intended not to disrupt customers of penta. In July 2019, KMG-Bernuth had communicated plans to close both the Matamoros and Tuscaloosa facilities by the end of calendar year 2021 and to consolidate into and build a new facility. However, in November 2019, we communicated that we will not build a new facility, and that while we intend to explore various options for the wood treatment business we did not intend to continue the business past approximately the end of calendar year 2021. We took a restructuring charge in our fourth fiscal quarter of 2019, and asset impairment charges in each of our fourth fiscal quarters of 2020 and 2019, as well as our first fiscal quarter of fiscal 2021, related to the decision to close the Matamoros and Tuscaloosa facilities and to not build a new plant, and as described further in Note 6 of Part 1 of this Report on Form 10-Q. We expect to take additional impairment charges related to the wood treatment business through the end of calendar year 2021. No assurance can be given that we will not incur significant expenditures in connection with closing the facilities, or that the ultimate action of the COP and our related decisions will not adversely impact on our financial condition and results of operation.
3. If our products are not re-registered by the EPA or are re-registered subject to new restrictions, our ability to sell our products may be curtailed or significantly limited: as described above, KMG-Bernuth’s penta product registrations are under continuous review by the EPA under FIFRA. The failure of KMG-Bernuth's products to be re-registered, to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have an adverse effect on our financial condition and results of operations.
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

INDEX
CURRENT OR FUTURE CLIMATE CHANGE REGULATIONS COULD RESULT IN INCREASED OPERATING COSTS AND REDUCED DEMAND FOR OUR PRODUCTS
The U.S. has recently rejoined the Paris Climate Accord but to date, has not ratified the Kyoto Protocol. The Clean Air Act has been interpreted to regulate greenhouse gas (“GHG”) emissions and the EPA is using its existing regulatory authority to develop regulations requiring reduction in GHG emissions from various categories of sources, such as when a permit is required due to emissions of other pollutants. Because of the lack of any comprehensive legislation program addressing GHGs, a number of U.S. federal laws related to GHG emissions have been considered by the U.S. Congress from time to time and various state, local and regional regulations and initiatives have been enacted or are being considered related to GHGs.
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
Changes in regulatory, legislative and industry requirements, or changes driven by supply-chain pressures, may shift current customers away from products using penta, products containing hazardous materials, or certain of our other products and toward alternative products that are believed to have fewer environmental effects. The EPA, foreign and state regulators, local governments, private environmental advocacy organizations, investors and investor advisory firms, and a number of large industrial companies have proposed or adopted policies designed to decrease the use of a variety of chemicals, including penta and others included in certain of our products, such as those containing hazardous materials, or to counteract the growth of certain industries such as those in which customers served by our PIM products operate. Our ability to anticipate changes in regulatory, legislative, investor, and industry requirements, or changes driven by supply-chain pressures, affects our ability to remain competitive. Further, we may not be able to comply with changed or new regulatory or industrial standards that may be necessary for us to remain competitive.
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
TAX INCREASES OR CHANGES IN TAX RULES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS
As a company conducting business on a global basis, we are exposed, both directly and indirectly, to effects of changes in U.S., state, local and foreign tax rules. In December 2017, comprehensive tax legislation was enacted in the U.S. under the Tax Act. Known and certain estimated effects based upon current interpretation of the Tax Act have been incorporated into our financial results. Adjustments to income tax amounts could be material to our results of operations and cash flows. In addition, there is a risk that the U.S. state or foreign jurisdictions may amend their tax laws, including the Tax Act or otherwise, which could have a material impact on our future results of operations and cash flows.

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

INDEX
THE MARKET PRICE FOR OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY
The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: economic, geopolitical, global public health (i.e., the Pandemic), political and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; and/or participants in oil and gas related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements, and changes in market evaluations, by securities analysts, investors, market participants or others, of or related to, us or participants in the semiconductor and related industries; changes in business, trade or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital deployment strategy, issuances of shares of our capital stock or entering into a business combination or other strategic transaction; and trading volume of our common stock.
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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
In January 2016, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million. As of December 31, 2020, there was $27.1 million of authorized repurchases remaining under the program. The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources,” of this Report on Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Oct. 1 through Oct. 31, 2020	—	$—	—	$36,259
Nov. 1 through Nov. 30, 2020	3	$152.51	3	$35,859
Dec. 1 through Dec. 31, 2020	59	$147.85	59	$27,058
Total	62	$148.04	62	$27,058

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INDEX
ITEM 6. EXHIBITS
The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.19	Credit Agreement, dated as of November 15, 2018, by and among CMC Materials, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	Cover Page Interactive Data File - The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	This document is being re-filed solely to reflect the Company’s name change.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMC MATERIALS, INC.
[Registrant]

Date: February 4, 2021	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer Vice President and Chief Financial Officer [Principal Financial Officer]

Date: February 4, 2021	By:	/s/ JEANETTE A. PRESS
Jeanette A. Press Corporate Controller [Principal Accounting Officer]