Form 10-Q
period 2021-03-31
CMC Materials, Inc.
filed 2021-05-06
CIK 1102934

INDEX
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2021
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
As of April 30, 2021, the Company had 29,253,833 shares of Common Stock, par value $0.001 per share, outstanding.

INDEX
CMC MATERIALS, INC.

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenue	$290,528	$284,193	$578,391	$567,336

Cost of sales	166,782	163,091	331,741	317,552

Gross profit	123,746	121,102	246,650	249,784

Operating expenses:
Research, development and technical	12,925	13,230	25,353	26,041
Selling, general and administrative	58,538	56,209	114,458	110,648
Impairment charges	208,221	—	215,568	—
Total operating expenses	279,684	69,439	355,379	136,689

Operating (loss) income	(155,938)	51,663	(108,729)	113,095

Interest expense	9,508	10,753	19,116	22,673

Interest income	13	143	36	458

Other (expense) income, net	(484)	(1,010)	968	(1,407)
(Loss) income before income taxes	(165,917)	40,043	(126,841)	89,473

(Benefit from) provision for income taxes	(16,109)	7,144	(8,563)	18,025

Net (loss) income	$(149,808)	$32,899	$(118,278)	$71,448

Basic (loss) earnings per share	$(5.13)	$1.12	$(4.06)	$2.45

Diluted (loss) earnings per share	$(5.13)	$1.11	$(4.06)	$2.41

Weighted average basic shares outstanding	29,210	29,287	29,164	29,183

Weighted average diluted shares outstanding	29,210	29,725	29,164	29,666
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net (loss) income	$(149,808)	$32,899	$(118,278)	$71,448
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,815)	(19,725)	7,810	(3,874)
Net unrealized gain (loss) on cash flow hedges	17,816	(17,307)	15,430	(13,048)
Other comprehensive income (loss), net of tax	4,001	(37,032)	23,240	(16,922)
Comprehensive (loss) income	$(145,807)	$(4,133)	$(95,038)	$54,526
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amount)

	March 31, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$324,836	$257,354
Accounts receivable, less allowance for credit losses of $567 at March 31, 2021 and $583 at September 30, 2020	146,238	134,023
Inventories	161,771	159,134
Prepaid expenses and other current assets	30,082	26,558
Total current assets	662,927	577,069

Property, plant and equipment, net	358,708	362,067
Goodwill	510,624	718,647
Other intangible assets, net	630,704	670,964
Deferred income taxes	7,610	7,713
Other long-term assets	55,373	40,007
Total assets	$2,225,946	$2,376,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,194	$49,254
Current portion of long-term debt	10,650	10,650
Accrued expenses, income taxes payable and other current liabilities	123,508	121,442
Total current liabilities	187,352	181,346

Long-term debt, net of current portion	906,902	910,764
Deferred income taxes	84,372	112,212
Other long-term liabilities	88,491	97,832
Total liabilities	1,267,117	1,302,154

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common Stock Authorized: 200,000 shares, $0.001 par value; Issued: 40,187 shares at March 31, 2021, and 39,914 shares at September 30, 2020	40	40
Capital in excess of par value of common stock	1,041,252	1,019,803
Retained earnings	408,983	553,718
Accumulated other comprehensive income (loss)	9,136	(14,104)
Treasury stock at cost, 10,938 shares at March 31, 2021, and 10,834 shares at September 30, 2020	(500,582)	(485,144)
Total stockholders’ equity	958,829	1,074,313

Total liabilities and stockholders’ equity	$2,225,946	$2,376,467
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(118,278)	$71,448
Adjustments to reconcile Net (loss) income to net cash provided by operating activities:
Impairment charges	215,568	—
Depreciation and amortization	64,180	64,192
Deferred income tax (benefit)	(32,771)	(7,117)
Share-based compensation expense	11,170	8,997
Amortization of terminated interest rate swap contract	3,715	—
Amortization of debt issuance costs	1,549	1,565
Non-cash foreign exchange (gain) loss	(1,392)	325
Loss (gain) on disposal of assets	560	(69)
Accretion on Asset Retirement Obligations	293	255
Other	(1,933)	1,144
Changes in operating assets and liabilities:
Accounts receivable	(12,352)	(6,386)
Inventories	(1,423)	(13,103)
Prepaid expenses and other assets	(16,137)	5,020
Accounts payable	5,261	(1,102)
Accrued expenses, income taxes payable and other liabilities	5,498	(12,830)
Net cash provided by operating activities	123,508	112,339

Cash flows from investing activities:
Additions to property, plant and equipment	(21,119)	(59,192)
Proceeds from the sale of assets	363	1,587
Net cash used in investing activities	(20,756)	(57,605)

Cash flows from financing activities:
Dividends paid	(26,115)	(24,752)
Proceeds from issuance of stock	10,279	10,334
Repurchases of common stock under Share Repurchase Program	(10,002)	(16,414)
Repurchases of common stock withheld for taxes	(5,436)	(3,099)
Repayment of long-term debt	(5,325)	(17,988)
Proceeds from revolving line of credit	—	150,000
Other financing activities	(72)	(4)
Net cash (used in) provided by financing activities	(36,671)	98,077

Effect of exchange rate changes on cash	1,401	(604)
Increase in cash and cash equivalents	67,482	152,207
Cash and cash equivalents at beginning of period	257,354	188,495
Cash and cash equivalents at end of period	$324,836	$340,702

Supplemental Cash Flow Information:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$4,180	$13,841
Cash paid during the period for lease liabilities	4,079	3,825
Right of use asset obtained in exchange for lease liabilities	2,761	3,334
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except per share amount)

	Three Months Ended March 31,				Six Months Ended March 31,
	2021		2020		2021		2020
	Shares	$	Shares	$	Shares	$	Shares	$
Common Stock
Beginning balance	40,092	$40	39,719	$40	39,914	$40	39,592	$40
Issuance of common stock under stock plans	95	—	136	—	273	—	263	—
Ending balance	40,187	40	39,855	40	40,187	40	39,855	40
Capital in Excess of Par
Beginning balance		1,030,677		995,191		1,019,803		988,980
Share-based compensation expense		5,319		4,234		11,170		8,997
Exercise of stock options		5,256		6,350		6,693		7,648
Issuance of common stock under Employee Stock Purchase Plan		—		2,536		3,371		2,536
Issuance of restricted stock under Deposit Share Program		—		—		215		150
Ending balance		1,041,252		1,008,311		1,041,252		1,008,311
Retained Earnings
Beginning balance		572,441		488,187		553,718		461,501
Cumulative effect of accounting changes		—		—		—		488
Net (loss) income		(149,808)		32,899		(118,278)		71,448
Dividends		(13,650)		(12,960)		(26,457)		(25,311)
Ending balance		408,983		508,126		408,983		508,126
Accumulated Other Comprehensive Income (Loss)
Beginning balance		5,135		(3,616)		(14,104)		(23,238)
Cumulative effect of accounting changes		—		—		—		(488)
Foreign currency translation adjustment		(13,815)		(19,725)		7,810		(3,874)
Cash flow hedges		17,816		(17,307)		15,430		(13,048)
Ending balance		9,136		(40,648)		9,136		(40,648)
Treasury Stock
Beginning balance	10,931	(499,565)	10,514	(449,803)	10,834	(485,144)	10,491	(446,906)
Repurchases of common stock under Share Repurchase Program	5	(801)	157	(16,414)	67	(10,002)	157	(16,414)
Repurchases of common stock - other	2	(216)	2	(202)	37	(5,436)	25	(3,099)
Ending balance	10,938	(500,582)	10,673	(466,419)	10,938	(500,582)	10,673	(466,419)
Total Equity		$958,829		$1,009,410		$958,829		$1,009,410
Dividends per share of common stock		$0.46		$0.44		$0.90		$0.86
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
The unaudited Consolidated Financial Statements have been prepared by CMC pursuant to the rules of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of CMC’s financial position, cash flows, and results of operations for the periods presented. The results may not be indicative of the results that may be expected for the fiscal year ending September 30, 2021. This Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
The Consolidated Financial Statements include the accounts of CMC and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.
In the Consolidated Statements of Cash Flows of this Report on Form 10-Q, the presentation for the Provision for credit losses and the presentation for Repurchases of common stock under Cash flows from financing activities has been updated for the six months ended March 31, 2020 to conform to the current presentation. The amounts for that fiscal year related to the Provision for credit losses is now presented under “Other” and common shares withheld for taxes and included in Repurchases of common stock previously, is now presented separately under “Repurchases of common stock withheld for taxes.”
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
Recently Adopted Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326) and subsequent amendments, requires financial assets measured at amortized cost to be presented at the net amount expected to be collected using an allowance account and provides that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The Company adopted these standards effective October 1, 2020 using the modified retrospective approach, which did not impact our results of operations or financial condition. Upon adoption, no adjustment was made to retained earnings or the Allowance for credit losses at October 1, 2020.

INDEX
The Company is exposed to credit losses primarily through trade receivables for the sales of the Company’s products. The Company’s expected credit loss allowance for trade receivables is developed using historical credit loss experience and current and future economic and market conditions. The Company assesses credit risks for these trade receivables and groups them based on similar risk to determine the expected credit loss allowance. Due to the short-term nature of the Company’s trade receivables, the estimate of the expected credit loss allowance is mainly based on historical experience, accounts receivable balances, and the financial condition of customers.
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
ASU No. 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software” (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset or expense related to the service contract. The Company adopted this standard effective October 1, 2020, which did not have a material impact on our results of operations or financial condition.
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

3.  REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company disaggregates revenue by product area and segment as it best depicts the nature and amount of the Company’s revenue. See Note 16 of this Report on Form 10-Q for more information.
The following table provides information about contract liability balances:

	Consolidated Balance Sheet Location	March 31, 2021	September 30, 2020
Contract liabilities (current)	Accrued expenses, income taxes payable and other current liabilities	$6,660	$8,501
Contract liabilities (noncurrent)	Other long-term liabilities	1,807	1,288
The amount of revenue recognized during the three and six months ended March 31, 2021 that was included in the opening current contract liability balances in our Performance Materials segment was $1,256 and $3,709, respectively, and $769 and $3,027 for the three and six months ended March 31, 2020, respectively. The amount of revenue recognized during the three and six months ended March 31, 2021 and 2020 that was included in our opening contract liability balances in our Electronic Materials segment was not material.
The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are partially or wholly unsatisfied as of the end of the reporting period for contracts with an original duration of greater than one year and (2) when the Company expects to recognize this revenue.

	Less Than 1 Year	1-3 Years	Total
Revenue expected to be recognized on contract liability amounts as of March 31, 2021	$532	$1,807	$2,339

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
The following table presents financial instruments, other than debt, that we measure at fair value on a recurring basis. See Note 10 of this Report on Form 10-Q for a discussion of our debt. In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified it based on the lowest level input that is significant to the determination of the fair value.

	Level 1		Level 2		Level 3		Total Fair Value
	March 31, 2021	September 30, 2020	March 31, 2021	September 30, 2020	March 31, 2021	September 30, 2020	March 31, 2021	September 30, 2020
Assets:
Cash and cash equivalents	$324,836	$257,354	$—	$—	$—	$—	$324,836	$257,354
Other long-term investments	1,353	1,214	—	—	—	—	1,353	1,214
Derivative financial instruments	—	—	16,480	27	—	—	16,480	27

Liabilities:
Derivative financial instruments	—	—	3,323	38,157	—	—	3,323	38,157

5. INVENTORIES
Inventories consisted of the following:

	March 31, 2021	September 30, 2020
Raw materials	$67,026	$66,591
Work in process	17,479	15,148
Finished goods	77,266	77,395
Total	$161,771	$159,134

INDEX
6. GOODWILL
Goodwill activity for each of the Company’s reportable segments for the six months ended March 31, 2021:

	Electronic Materials	Performance Materials	Total
Balance at September 30, 2020	$360,425	$358,222	$718,647

Foreign currency translation impact	2,375	1,904	4,279
Impairment	—	(212,302)	(212,302)
Balance at March 31, 2021	$362,800	$147,824	$510,624
During the second quarter, the Company recorded impairment charges related to the PIM and Wood treatment reporting units within the Performance Materials segment. Our PIM reporting unit continues to be adversely impacted by the COVID-19 Pandemic (“Pandemic”). During the second quarter, as a result of lower than anticipated recovery combined with a near-to-mid term increase in raw material cost for the PIM business, we determined that it is more likely than not that the fair value of the PIM reporting unit is below its carrying value, requiring the PIM reporting unit to be tested for impairment at March 31, 2021. Based on the results of the interim impairment test, the Company concluded that the carrying value of the PIM reporting unit exceeded the estimated fair value and recognized a non-cash, pre-tax goodwill impairment charge of $201,550 for the three months ended March 31, 2021. The remaining carrying value of the PIM reporting unit as of March 31, 2021 of $593,114 includes $118,564 of goodwill and $46,000 of indefinite lived intangible assets. The goodwill impairment charge is included in the Performance Materials segment and presented within Impairment charges and the related tax benefit of $23,539 for the three and six months ended March 31, 2021 is included in the (Benefit from) provision for income taxes in the Consolidated Statements of Income (Loss).
In performing the impairment test, the estimated fair value of the PIM reporting unit, was determined based on an average of a discounted cash flow model and a market approach based on earnings before interest, taxes, and depreciation for a group of guideline comparable companies. Key assumptions in estimating the fair value of the reporting unit included projected future revenue and gross margin, a 10.75% discount rate and a terminal growth rate of 3%. The Company’s projections for revenue and gross margin are based on the Company’s multiyear forecast. Components of the discount rate are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. As the inputs for testing, including estimates of future revenue and gross margin, are not generally observable in active markets, the Company considers such measurements to be Level 3 measurements in the fair value hierarchy. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt. The Company estimated the fair value of its indefinite-lived intangible tradename utilizing its best estimate of future cash flows and royalty rate assumptions as of the period ending March 31, 2021.
Additionally, the Company recorded non-cash, pre-tax goodwill impairment charges of $6,671 and $10,752 for the three and six months ended March 31, 2021, related to the wood treatment asset group and reporting unit due to the planned closure of the facilities. See Note 7 of this Report on Form 10-Q for a discussion of the wood treatment impairment.
We continue to actively monitor the industries in which we operate and our businesses' performance for indicators of potential impairment. We perform an impairment assessment of goodwill and other intangible assets at the reporting unit level annually, or more frequently if circumstances indicate that the carrying value may not be recoverable, such as with respect to our PIM reporting unit. If current global macroeconomic conditions related to the Pandemic persist and continue to adversely impact our Company, we may have future additional impairments of goodwill or other intangible assets. Potential future impairments could be material to the Company’s Consolidated Balance Sheets and to the Consolidated Statements of Income (Loss), but we do not expect them to affect the Company’s reported Net cash provided by operating activities.

7. IMPAIRMENT - WOOD TREATMENT
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

INDEX
Impairment of Long-Lived Assets
As a result of the previously announced planned facility closures by approximately the end of calendar year 2021, the Company adjusted the remaining useful lives such that they do not extend beyond such date. The Company tested the recoverability of its long-lived assets and determined the carrying amount of the assets exceeded the sum of the expected undiscounted future cash flows, and as a result, we compared the fair value of the wood treatment asset group, which was determined based on a discounted cash flow model, to its carrying value. We recognized a non-cash pre-tax impairment charge of $3,266 for the quarter ended December 31, 2020 resulting in no remaining carrying value of definite-lived intangible assets or Property, plant and equipment as of that date. Key assumptions in testing the assets for recoverability and development of the fair value of the asset group included projected future revenue and gross margin. As the inputs for testing recoverability, including estimates of future revenue and gross margin, are not generally observable in active markets, the Company considers such measurements to be Level 3 measurements in the fair value hierarchy. The duration of the future revenue and gross margin estimates are limited to the period through the closure date.
Impairment of Goodwill
The fair value of the wood treatment reporting unit, which was determined based on a discounted cash flow model, did not exceed the carrying value of the reporting unit. Key assumptions in our goodwill impairment test included projected future revenue and gross margin. As a result, the Company recorded non-cash, pre-tax impairment charges of $6,671 and $10,752 for the three and six months ended March 31, 2021, respectively.
As the Company approaches the closure date of the facilities and there are finite estimated future cash flows, the carrying value of the wood treatment reporting unit will not be recoverable, resulting in future impairments of goodwill. The remaining carrying value of the wood treatment reporting unit as of March 31, 2021 includes $24.3 million of goodwill, which will be periodically impaired through the closure date, resulting in no fair value ascribed to the wood treatment business by the date of closure. The amount of the periodic impairments will vary depending on the timing of the remaining future cash flows of the business and carrying value of the reporting unit at each reporting period.
Presentation of Impairment Charges
The long-lived assets and goodwill impairment charges, both included in the Performance Materials segment, are presented within Impairment charges and the related tax benefit of $606 for the six months ended March 31, 2021 is included in the (Benefit from) provision for income taxes in the Consolidated Statements of Income (Loss). The impairment charges related to goodwill are not tax deductible, therefore there is no related tax benefit for the three months ended March 31, 2021. The impairment charges for wood treatment for the respective periods are as follows:

	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Property, plant, and equipment, net	$—	$91
Goodwill	6,671	10,752
Other intangible assets – Product technology	—	583
Other intangible assets – Acquired patents and licenses	—	173
Other intangible assets – Customer relationships, distribution rights, and other	—	2,419
Total wood treatment impairment charges	$6,671	$14,018
Additionally, the Company recorded a non-cash, pre-tax goodwill impairment charge of $201,550 for the three and six months period ended March 31, 2021, related to the PIM reporting unit. See Note 6 of this Report on Form 10-Q for a discussion of the PIM impairment.

INDEX
8. OTHER LONG-TERM ASSETS

	March 31, 2021	September 30, 2020
Right of use asset	$30,570	$30,999
Interest rate swap (See Note 11)	16,464	—
Vendor contract assets	2,097	2,889
SERP investment	1,353	1,214
Prepaid unamortized debt issuance cost - revolver	451	537
Other long-term assets	4,438	4,368
Total	$55,373	$40,007

9. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

	March 31, 2021	September 30, 2020
Accrued compensation	$37,258	$46,465
Income taxes payable	16,724	16,216
Dividends payable	14,011	13,669
Asset retirement obligation	11,951	—
Current portion of operating lease liability	6,999	6,513
Contract liabilities (current)	6,660	8,501
Current portion of terminated swap liability (See Note 11)	5,855	—
Taxes, other than income taxes	5,720	5,044
Goods and services received, not yet invoiced	4,514	3,957
Interest rate swap liability (See Note 11)	2,976	11,992
Accrued interest	113	29
Other	10,727	9,056
Total	$123,508	$121,442

10. DEBT

	March 31, 2021	September 30, 2020
Senior Secured Term Loan Facility, one-month LIBOR plus 2.00%	$931,038	$936,363
Less: Unamortized debt issuance costs	(13,486)	(14,949)
Total debt	917,552	921,414
Less: Current maturities and short-term debt	(10,650)	(10,650)
Total long-term debt excluding current maturities	$906,902	$910,764
The Company’s credit agreement (“Amended Credit Agreement”) includes a Senior Secured Term Loan Facility ("Term Loan Facility") and a revolving credit facility (“Revolving Credit Facility”). As of March 31, 2021, there was no borrowings outstanding under the Revolving Credit Facility and our available credit was $200,000, which includes our letter of credit sub-facility.
At March 31, 2021 and September 30, 2020, the fair value of the Term Loan Facility, using level 2 inputs, approximated its carrying value as the loan bears a floating market rate of interest.

INDEX
As of March 31, 2021, scheduled principal repayments of the Term Loan Facility were as follows:

Fiscal Year	Principal Repayments
Remainder of 2021	$5,325
2022	10,650
2023	10,650
2024	10,650
2025	10,650
Greater than 5 years	883,113
Total	$931,038

11. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to various market risks, including risks associated with interest rates and foreign currency exchange rates.  We enter into certain derivative transactions to mitigate the volatility associated with these exposures.
Cash Flow Hedges - Interest Rate Swap Contract
During the first quarter of fiscal 2021, the Company entered into a new interest rate swap agreement to extend the duration of its existing swap arrangement and to take advantage of lower interest rates. The existing interest rate swap, which was in a loss position of $35.3 million, was terminated, and the hedging relationship was de-designated. The liability for the terminated interest rate swap is not measured at fair value. The current and long-term portion of the liability for the terminated swap are recorded in Accrued expenses, income taxes payable and other current liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheet and will be paid over the remaining term of the new swap. The loss amount for the terminated swap is included in Accumulated other comprehensive loss and will be amortized on a straight-lined basis into interest expense through January 31, 2024, the remaining term of the original swap.
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
The notional amount of our derivative instruments are as follows:

	March 31, 2021	September 30, 2020
Derivatives designated as hedging instruments
Interest rate swap contract - new agreement	$558,405	$—
Interest rate swap contract - terminated agreement	—	571,000

Derivatives not designated as hedging instruments
Foreign exchange contracts to purchase U.S. dollars	$5,988	$8,054
Foreign exchange contracts to sell U.S. dollars	30,450	25,105

INDEX
The fair value of our derivative instruments included in the Consolidated Balance Sheets was as follows:

		Derivative Assets		Derivative Liabilities
	Consolidated Balance Sheet Location	March 31, 2021	September 30, 2020	March 31, 2021	September 30, 2020
Derivatives designated as hedging instruments
Interest rate swap contract	Other long-term assets	$16,464	$—	$—	$—
	Accrued expenses, income taxes payable and other current liabilities	—	—	2,976	11,992
	Other long-term liabilities	—	—	—	26,000
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$16	$27	$—	$—
	Accrued expenses, income taxes payable and other current liabilities	—	—	347	165
The following table summarizes the effect of our derivative instruments on our Consolidated Statements of Income (loss):

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended March 31,		Six Months Ended March 31,
	Consolidated Statement of Income Location	2021	2020	2021	2020
Derivatives designated as hedging instruments
Interest rate swap contract	Interest expense	$(809)	$(1,366)	$(3,254)	$(2,537)
Terminated interest rate swap contract	Interest expense	(2,786)	—	(3,715)	—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(759)	$(268)	$(637)	$(262)
The following table summarizes the effect of our derivative instruments on Accumulated other comprehensive income (loss):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Derivatives designated as hedging instruments
Interest rate swap contract	$19,361	$(23,655)	$12,912	$(19,340)

We expect approximately $14,120 to be reclassified from Accumulated other comprehensive income (loss) into Interest expense during the next twelve months related to our interest rate swap based on projected rates of the LIBOR forward curve as of March 31, 2021. This amount includes the amortization of the loss associated with the terminated swap arrangement.

INDEX
12. COMMITMENTS AND CONTINGENCIES
In 2019, a fire occurred at the warehouse of the wood treatment facility of our subsidiary KMG-Bernuth, Inc (“KMG-Bernuth”), in Tuscaloosa, Alabama, which processes pentachlorophenol (“penta”) for sale to customers in the U.S. and Canada. The warehouse fire, which we believe originated from non-hazardous waste materials temporarily stored in the warehouse for recycling purposes, caused no injuries. KMG-Bernuth commenced and completed cleanup with oversight from certain local, state and federal authorities. We recorded expense for the fire waste cleanup and disposal of affected inventory in Cost of sales. No expense was recorded during the six months ended March 31, 2021. We recorded $593 of expense during the six months ended March 31, 2020. Although we believe we have completed cleanup efforts related to the fire incident, there are potential other costs that cannot be reasonably estimated as of this time related to the fire incident due to the nature of federally-regulated penta-related requirements. In addition, we continue to work with our insurance carriers on possible recovery of losses and costs related to the fire incident. During the three and six months ended March 31, 2021, we received an insurance recovery of $1,076. At this point we cannot reasonably estimate whether we will receive any additional insurance recoveries, or if so, the amount of such recoveries.
Separately, in connection with the acquisition of KMG Chemicals, Inc. (“Acquisition”), through KMG-Bernuth, we assumed a contingency related to the Star Lake Canal Superfund Site near Beaumont, Texas (“Star Lake”). In 2014, prior to the Acquisition, the United States Environmental Protection Agency (“EPA”) had notified KMG-Bernuth that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, in connection with Star Lake. The EPA has estimated that related remediation will cost approximately $22.0 million. KMG-Bernuth and seven other cooperating parties entered into an agreement with the EPA in September 2016 to complete a remedial design of the remediation actions for the site. Although KMG-Bernuth has not conceded liability with respect to Star Lake, a reserve in connection with the remediation was established, and as of March 31, 2021, the reserve remaining was $204. The remediation work will be performed under a separate future agreement. For more information, refer to Note 20 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Purchase Obligations
We have $13,820 of contractual commitments under an abrasive particle supply agreement through December 2022.

INDEX
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below summarizes the components of Accumulated other comprehensive income (loss), net of income tax expense (benefit):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Beginning Balance	$5,135	$(3,616)	$(14,104)	$(23,238)

Foreign currency translation adjustment	(13,763)	(19,752)	7,780	(3,935)
Income tax (expense) benefit	(52)	27	30	61
Foreign currency translation adjustment, net of tax	(13,815)	(19,725)	7,810	(3,874)

Unrealized gain loss on cash flow hedges:
Change in fair value	19,361	(23,655)	12,912	(19,340)
Reclassification adjustment into earnings	3,595	1,366	6,969	2,537
Income tax (expense) benefit	(5,140)	4,982	(4,451)	3,755
Unrealized gain (loss) on cash flow hedges, net of tax	17,816	(17,307)	15,430	(13,048)

Effect of the adoption of the stranded tax effect accounting standard	—	—	—	(497)
Income tax benefit	—	—	—	9
Effect of the adoption of the stranded tax effect accounting standard, net of tax	—	—	—	(488)

Net Change	4,001	(37,032)	23,240	(17,410)

Ending Balance	$9,136	$(40,648)	$9,136	$(40,648)

During the first quarter of fiscal 2020, the Company adopted ASU No. 2018-02 regarding the reclassification of stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the Tax Cuts and Jobs Act (the “Tax Act”) and as a result, we reclassified $488 of stranded tax effects from Accumulated other comprehensive income to Retained earnings.

14. INCOME TAXES
The U.S. enacted the Consolidated Appropriations Act (“CAA”) in December 2020 and the American Rescue Plan (“Rescue Plan”) in March 2021. Both the CAA and Rescue Plan extend certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and provide new Pandemic relief provisions. As with the CARES Act, the CAA and Rescue Plan did not have a material impact on our (Benefit for) provision for income taxes for the three and six months ended March 31, 2021.
As a result of Impairment charges recorded during the quarter, the Company recorded an income tax benefit of $16,109 for the three months ended March 31, 2021, compared to income tax expense of $7,144 for the three months ended March 31, 2020. The Company recorded an income tax benefit of $8,563 for the six months ended March 31, 2021, compared to income tax expense of $18,025 for the six months ended March 31, 2020. The Company’s effective income tax rate was 9.7% and 6.8% for the three and six months ended March 31, 2021, respectively, compared to an effective tax rate of 17.8% and 20.1% for the three and six months ended March 31, 2020, respectively. The changes in our effective tax rate for the three and six months ended March 31, 2021 compared to the prior year is primarily due to the unfavorable impact of the impairment related to the PIM and wood treatment reporting units, partially offset by higher tax benefit related to foreign derived intangible income.

INDEX
15. EARNINGS (LOSS) PER SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net (loss) income available to common shares	$(149,808)	$32,899	$(118,278)	$71,448

Denominator:
Weighted average common shares	29,210	29,287	29,164	29,183
Weighted average effect of dilutive securities	—	438	—	483
Diluted weighted average common shares	29,210	29,725	29,164	29,666

(Loss) earnings per share:
Basic	$(5.13)	$1.12	$(4.06)	$2.45
Diluted	$(5.13)	$1.11	$(4.06)	$2.41

For the three and six months ended March 31, 2021, no dilutive shares were calculated, as the dilutive shares in a net loss situation would be anti-dilutive.

Shares excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Outstanding stock options	—	111	—	79

16. SEGMENT REPORTING
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
Our chief operating decision maker evaluates segment performance based upon revenue and segment adjusted EBITDA.  Segment adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include acquisition and integration-related expenses, certain costs related to the KMG-Bernuth warehouse fire, net of insurance recovery, impairment charges, net restructuring charges related to the wood treatment business, and costs related to the Pandemic, net of grants received. We exclude these items from earnings when presenting our adjusted EBITDA measure because we believe they are not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also the basis of a performance metric for our fiscal 2021 Short-Term Incentive Program ("STIP"). In addition, our chief operating decision maker does not use assets by segment to evaluate performance or allocate resources, and therefore, we do not disclose assets by segment.

INDEX
The two segments operate independently and serve different markets and customers, as a result there are no sales between segments. Revenue from external customers by segment are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Segment Revenue:
Electronic Materials:
CMP Slurries	$140,194	$119,822	$274,915	$242,148
Electronic Chemicals	80,098	78,497	160,104	156,079
CMP Pads	22,255	20,590	44,326	41,403
Total Electronic Materials	242,547	218,909	479,345	439,630

Performance Materials:
PIM	25,987	44,480	51,894	89,621
Wood Treatment	15,546	14,974	32,869	25,648
QED	6,448	5,830	14,283	12,437
Total Performance Materials	47,981	65,284	99,046	127,706

Total	$290,528	$284,193	$578,391	$567,336

Capital expenditures by segment are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Capital Expenditures:
Electronic Materials	$6,258	$5,094	$11,692	$13,579
Performance Materials	957	29,328	2,267	45,697
Corporate	2,500	3,555	5,975	5,067
Total	$9,715	$37,977	$19,934	$64,343

Adjusted EBITDA by segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net (loss) income	$(149,808)	$32,899	$(118,278)	$71,448
Interest expense	9,508	10,753	19,116	22,673
Interest income	(13)	(143)	(36)	(458)
Income taxes	(16,109)	7,144	(8,563)	18,025
Depreciation and amortization	32,289	32,550	64,180	64,192
EBITDA	(124,133)	83,203	(43,581)	175,880
Impairment charges	208,221	—	215,568	—
Acquisition and integration-related expenses	2,167	2,285	4,536	5,050
Costs related to the Pandemic, net of grants received	(421)	237	841	237
Net costs related to restructuring of the wood treatment business	46	—	72	—
Costs related to KMG-Bernuth warehouse fire, net of insurance recovery	(1,076)	206	(1,076)	598
Consolidated adjusted EBITDA	$84,804	$85,931	$176,360	$181,765

Segment adjusted EBITDA:
Electronic Materials	$81,315	$69,603	$162,071	$150,807
Performance Materials	18,750	29,932	41,725	57,411
Unallocated corporate expenses	(15,261)	(13,604)	(27,436)	(26,453)
Consolidated Adjusted EBITDA	$84,804	$85,931	$176,360	$181,765

The unallocated portions of corporate functions, including finance, legal, human resources, information technology, and corporate development, are not directly attributable to a reportable segment.

INDEX
17. SUBSEQUENT EVENT
On April 1, 2021, CMC completed its acquisition of 100% of International Test Solutions, LLC (“ITS”), for approximately $125.0 million in cash, subject to post-closing adjustments. The results of ITS will be included in the Consolidated Financial Statements from the date of acquisition and will be reported in the Company’s Electronic Materials segment.

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

RECENT EVENTS
On April 1, 2021, CMC completed its acquisition of 100% of ITS, for approximately $125.0 million of cash, subject to post-closing adjustments, which was funded from cash on hand. The acquisition of ITS, which designs and produces high-performance consumables used to optimize critical semiconductor testing processes, expands the product offerings that are part of our Electronic Materials business segment.

SECOND QUARTER OF FISCAL 2021 OVERVIEW
While the Pandemic continues to cause significant global macroeconomic uncertainty and disruption worldwide and in the countries and locations in which we and our customers and suppliers operate, our business in our fiscal second quarter of 2021 showed continued resiliency and overall strength in our Electronic Materials segment. We have experienced solid demand from our semiconductor customers, which represents approximately 80% of our revenue, as certain sectors such as cloud, PCs and servers continued to show strength, continuing to be driven by work-from-home and e-learning environments, as well as the ongoing recovery in areas such as industrial and automotive sectors. Throughout the Pandemic, our primary focus has been and continues to be on the health and well-being of our employees and the ongoing operation of our facilities worldwide according to our business continuity plans, which we refine on an ongoing basis.

INDEX
To date, we have not seen a meaningful impact from the Pandemic on our ability to manufacture and deliver products to our customers, but the Pandemic has negatively impacted some of the industries we serve, primarily the oil and gas industry. The Pandemic has continued to have a negative effect on worldwide oil demand and transport, resulting in lower demand for our PIM products. As a result of lower than anticipated recovery and a near-to-mid term increase in raw material cost for the PIM business, we recorded an impairment charge of $201.6 million in our second fiscal quarter. However, we remain optimistic in our ability to drive growth in our PIM business, as the industry recovers and we execute on strategic initiatives, which include further developing our R&D product pipeline, and capturing new opportunities and market adjacencies.
In addition to the continued impact of the Pandemic, in February, the wood treatment and PIM reporting units were impacted by adverse weather across the southeast U.S., which caused some delays to operations and shipments. However, the adverse weather did not have a material impact on our quarterly results.
The extent to which the Pandemic may further impact our business, operations, results of operations and financial condition going forward is uncertain and difficult to estimate, and depends on numerous evolving and potentially unknown factors.
Second Quarter Key Financial Results
Our consolidated results of operations were as follows:

Dollars in thousands	Three Months Ended March 31,
	2021	2020
Revenue	$290,528	$284,193
Net (loss) income	$(149,808)	$32,899
Adjusted EBITDA	$84,804	$85,931
Adjusted EBITDA Margin	29.2%	30.2%
Our second quarter of 2021 consolidated revenue benefited from stronger demand for our CMP slurries products, partially offset by lower demand for our PIM products due to the Pandemic. Consolidated net (loss) income declined in the current year due to the impairment charges recorded for wood treatment and PIM, offset by impact of higher revenues. Adjusted EBITDA decreased due to higher professional fees.

INDEX
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the changes in balances on the Consolidated Statement of Income (Loss):

	Three Months Ended March 31,				Six Months Ended March 31,
(Dollars In thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

Revenue	$290,528	$284,193	$6,335	2.2%	$578,391	$567,336	$11,055	1.9%
Cost of sales	166,782	163,091	3,691	2.3%	331,741	317,552	14,189	4.5%
Gross profit	123,746	121,102	2,644	2.2%	246,650	249,784	(3,134)	(1.3%)

Research, development and technical	12,925	13,230	(305)	(2.3%)	25,353	26,041	(688)	(2.6%)
Selling, general and administrative	58,538	56,209	2,329	4.1%	114,458	110,648	3,810	3.4%
Impairment charges	208,221	—	208,221		215,568	—	215,568
Total operating expenses	279,684	69,439	210,245	302.8%	355,379	136,689	218,690	160.0%

Operating (loss) income	(155,938)	51,663	(207,601)	(401.8%)	(108,729)	113,095	(221,824)	(196.1%)
Interest expense	9,508	10,753	(1,245)	(11.6%)	19,116	22,673	(3,557)	(15.7%)
Interest income	13	143	(130)	(90.9%)	36	458	(422)	(92.1%)
Other (expense) income, net	(484)	(1,010)	526	52.1%	968	(1,407)	2,375	168.8%
(Loss) income before income taxes	(165,917)	40,043	(205,960)	(514.3%)	(126,841)	89,473	(216,314)	(241.8%)
(Benefit from) provision for income taxes	(16,109)	7,144	(23,253)	(325.5%)	(8,563)	18,025	(26,588)	(147.5%)

Net (loss) income	$(149,808)	$32,899	$(182,707)	(555.4%)	$(118,278)	$71,448	$(189,726)	(265.5%)
Most of CMC’s foreign operations maintain their accounting records in their local currencies. As a result, period to period comparability of results of operations is affected by fluctuations in exchange rates. The impact on comparability is not material in any given period.
REVENUE
Revenue was $290.5 million for the three months ended March 31, 2021, which represented an increase of 2.2%, or $6.3 million, from the three months ended March 31, 2020, primarily due to stronger demand for the Company's CMP slurries products, partially offset by lower demand for PIM products due to the impact of the Pandemic.
Revenue was $578.4 million for the six months ended March 31, 2021, which represented an increase of 1.9%, or $11.1 million, from the six months ended March 31, 2020, primarily due to stronger demand for the Company's CMP slurries and electronic chemicals products and higher prices for the Company’s wood treatment products, partially offset by lower demand for PIM products due to the impact of the Pandemic.
COST OF SALES
Cost of sales was $166.8 million for the three months ended March 31, 2021, which represented an increase of 2.3%, or $3.7 million, from the three months ended March 31, 2020, primarily due to the increase in revenue and higher fixed costs.
Cost of sales was $331.7 million for the six months ended March 31, 2021, which represented an increase of 4.5%, or $14.2 million, from the six months ended March 31, 2020, primarily due to the increase in revenue and higher fixed costs as a result of the timing of the $5.3 million manufacturing variance recorded in the prior year.

INDEX
GROSS MARGIN
Our gross margin was 42.6% for the three months ended March 31, 2021, which was flat compared to 42.6% for the three months ended March 31, 2020.
Our gross margin was 42.6% for the six months ended March 31, 2021, compared to 44.0% for the six months ended March 31, 2020. The decrease was primarily due to higher fixed costs as a result of the timing of manufacturing variance recorded in the prior year, partially offset by product mix and price increases.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $58.5 million for the three months ended March 31, 2021, which represented an increase of 4.1%, or $2.3 million, from the three months ended March 31, 2020. This was primarily due to a $4.1 million increase in professional fees, partially offset by a $2.1 million decrease in amortization expense driven by impairment of intangible assets of the wood treatment business.
Selling, general and administrative expenses were $114.5 million for the six months ended March 31, 2021, which represented an increase of 3.4%, or $3.8 million, from the six months ended March 31, 2020. This was primarily due to a $4.7 million increase in professional fees and a $2.4 million increase in share-based compensation expense, partially offset by a $3.1 million decrease in amortization expense driven by impairment of intangible assets of the wood treatment business.
IMPAIRMENT CHARGES
Impairment charges were $208.2 million and $215.6 million for the three and six months ended March 31, 2021, respectively, due to impairment of goodwill in the PIM reporting unit, as well as the impairment of long-lived assets, intangible assets and goodwill of the wood treatment business as a result of the planned closure of the wood treatment facilities by approximately the end of calendar year 2021. There were no impairment charges during the three and six months ended March 31, 2020. See Notes 6 and 7 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for additional discussion.
INTEREST EXPENSE
Interest expense was $9.5 million for the three months ended March 31, 2021, which represented a decrease of $1.2 million from the three months ended March 31, 2020.  Interest expense was $19.1 million for the six months ended March 31, 2021, which represented a decrease of $3.6 million from the six months ended March 31, 2020.  The decreases were primarily due to a decline in the LIBOR rate for the unhedged portion of the Company's Term Loan Facility and a lower outstanding term loan balance due to repayments.
OTHER (EXPENSE) INCOME, NET
Other expense was $0.5 million for the three months ended March 31, 2021, compared to Other expense of $1.0 million for the three months ended March 31, 2020. The decrease in Other expense was primarily due to a lower loss on foreign currency transactions.
Other income was $1.0 million for the six months ended March 31, 2021, compared to Other expense of $1.4 million for the six months ended March 31, 2020. The change was primarily due to foreign currency gains.
(BENEFIT FROM) PROVISION FOR INCOME TAXES
As a result of Impairment charges recorded during the quarter, the Company recorded an income tax benefit of $16.1 million for the three months ended March 31, 2021, compared to income tax expense of $7.1 million for the three months ended March 31, 2020. The Company’s effective income tax rate for the second quarter of fiscal 2021 was 9.7%, compared to 17.8% in the same quarter last year. The change in our effective tax rate is primarily driven by the unfavorable impact of the impairment related to the PIM and wood treatment reporting units, partially offset by higher tax benefit related to foreign derived intangible income.
As a result of Impairment charges, the Company recorded an income tax benefit of $8.6 million for the six months ended March 31, 2021, compared to income tax expense of $18.0 million for the six months ended March 31, 2020. The Company’s effective income tax rate was 6.8% for the six months ended March 31, 2021, compared to 20.1% for the six months ended March 31, 2020.  The change in our effective income tax rate is primarily driven by the unfavorable impact of the impairment related to the PIM and wood treatment reporting units, partially offset by higher tax benefit related to share-based compensation and foreign derived intangible income.

INDEX
NET (LOSS) INCOME
Net loss was $149.8 million for the three months ended March 31, 2021, compared to Net income of $32.9 million for the three months ended March 31, 2020. Net loss was $118.3 million for the six months ended March 31, 2021, compared to Net income of $71.4 million the six months ended March 31, 2020.  The changes were due to impairment charges, partially offset by lower Interest expense.

INDEX
SEGMENT ANALYSIS
The segment data should be read in conjunction with our unaudited Consolidated Financial Statements and related notes included in Part 1, Item 1 of this Report on Form 10-Q.

Dollars in thousands	Three Months Ended March 31,				Six Months Ended March 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Segment Revenue:
Electronic Materials	$242,547	$218,909	$23,638	10.8%	$479,345	$439,630	$39,715	9.0%
Performance Materials	47,981	65,284	(17,303)	(26.5%)	99,046	127,706	(28,660)	(22.4%)
Total Revenue	$290,528	$284,193	$6,335	2.2%	$578,391	$567,336	$11,055	1.9%

Adjusted EBITDA:
Electronic Materials	$81,315	$69,603	$11,712	16.8%	$162,071	$150,807	$11,264	7.5%
Performance Materials	18,750	29,932	(11,182)	(37.4%)	41,725	57,411	(15,686)	(27.3%)
Unallocated corporate expenses	(15,261)	(13,604)	(1,657)	(12.2%)	(27,436)	(26,453)	(983)	(3.7%)
Consolidated Adjusted EBITDA	$84,804	$85,931	$(1,127)	(1.3%)	$176,360	$181,765	$(5,405)	(3.0%)

Adjusted EBITDA margin:
Electronic Materials	33.5%	31.8%	170 bpts		33.8%	34.3%	-50 bpts
Performance Materials	39.1%	45.8%	-670 bpts		42.1%	45.0%	-290 bpts

ELECTRONIC MATERIALS
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, the $23.6 million increase in Electronic Materials revenue was primarily driven by increased demand for our CMP slurries, electronic chemicals, and CMP pads products. The $11.7 million increase in Electronic Materials adjusted EBITDA was primarily driven by the EBITDA associated with the increase in revenue, partially offset by higher fixed costs. The 170 bpts increase in Electronic Materials adjusted EBITDA margin was primarily driven by product mix, partially offset by higher fixed costs.
For the six months ended March 31, 2021 compared to the six months ended March 31, 2020, the $39.7 million increase in Electronic Materials revenue was driven by increased demand for our CMP slurries, electronic chemicals, and CMP pads products. The $11.3 million increase in Electronic Materials adjusted EBITDA was driven by the EBITDA associated with the increase in revenue, partially offset by higher fixed manufacturing costs as a result of the $5.3 million manufacturing variance recorded in the prior year. The 50 bpts decrease in Electronic Materials adjusted EBITDA margin was primarily due to higher fixed manufacturing costs.
PERFORMANCE MATERIALS
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, Performance Materials revenue decreased $17.3 million and adjusted EBITDA decreased $11.2 million. For the six months ended March 31, 2021 compared to the six months ended March 31, 2020, Performance Materials revenue decreased $28.7 million and adjusted EBITDA decreased $15.7 million. These decreases were driven by lower demand for PIM products due to the Pandemic, partially offset by higher sales for wood treatment products. For the three months ended March 31, 2021 compared to the three months ended March 31, 2020 adjusted EBITDA margin decreased 670 bpts and for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 adjusted EBITDA margin decreased 290 bpts. These decreases were primarily driven by lower volume leverage for the PIM business, partially offset by higher selling prices for wood treatment products.

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
Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of revenue. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period. These adjustments include items related to acquisitions, such as Acquisition and integration-related expenses, impairment charges, costs of restructuring and related adjustments related to the wood treatment business, costs related to the KMG-Bernuth warehouse fire net of insurance recovery, and costs related to the Pandemic net of grants received.
The non-GAAP financial measures provided are a supplement to, and not a substitute for, the Company’s financial results presented in accordance with U.S. GAAP. Management strongly encourages investors to review the Company’s consolidated financial statements in their entirety and to not rely on any single financial measure. A reconciliation table of GAAP to non-GAAP financial measures is below.
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

RECONCILIATION OF NET (LOSS) INCOME TO ADJUSTED EBITDA

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net (loss) income	$(149,808)	$32,899	$(118,278)	$71,448
Interest expense	9,508	10,753	19,116	22,673
Interest income	(13)	(143)	(36)	(458)
Income taxes	(16,109)	7,144	(8,563)	18,025
Depreciation and amortization	32,289	32,550	64,180	64,192
EBITDA	(124,133)	83,203	(43,581)	175,880
Impairment charges	208,221	—	215,568	—
Acquisition and integration-related expenses	2,167	2,285	4,536	5,050
Costs related to the Pandemic, net of grants received	(421)	237	841	237
Net costs related to restructuring of the wood treatment business	46	—	72	—
Costs related to KMG-Bernuth warehouse fire, net of insurance recovery	(1,076)	206	(1,076)	598
Adjusted EBITDA	$84,804	$85,931	$176,360	$181,765

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Adjusted EBITDA:
Electronic Materials	$81,315	$69,603	$162,071	$150,807
Performance Materials	18,750	29,932	41,725	57,411
Unallocated corporate expenses	(15,261)	(13,604)	(27,436)	(26,453)
Consolidated Adjusted EBITDA	$84,804	$85,931	$176,360	$181,765

INDEX
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2021, we had $324.8 million of cash and cash equivalents compared with $257.4 million as of September 30, 2020. On March 31, 2021, $116.4 million of cash and cash equivalents was held in foreign subsidiaries. Our total liquidity as of March 31, 2021 was $524.8 million compared to $457.4 million as of September 30, 2020 (including $200.0 million of borrowing availability under our Revolving Credit Facility in both periods, which includes our letter of credit sub-facility). The increase in liquidity reflects the cash flow provided by operating activities, partially offset by the cash used for additions of property, plant and equipment, the repurchases of our common stock and payments of quarterly cash dividends.
On April 1, 2021, we completed the acquisition of ITS for approximately $125.0 million in cash, which was funded from cash on hand as of March 31, 2021.
Total debt, consisting of principal outstanding on our Term Loan Facility, amounted to $917.6 million ($931.0 million in aggregate principal amount less $13.5 million of debt issuance costs) as of March 31, 2021 and $921.4 million ($936.4 million in aggregate principal amount less $14.9 million of debt issuance costs) as of September 30, 2020. During the three months ended March 31, 2021 there were no borrowings under our Revolving Credit Facility and no balance was outstanding as of March 31, 2021.
The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Amended Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2021, our maximum first lien secured net leverage ratio was 1.59 to 1.00. Additionally, the Amended Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. We are in compliance with these covenants as of March 31, 2021 and we expect to remain in compliance with our debt covenants during fiscal 2021 and beyond.
In March 2021, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million. During the second quarter of fiscal 2021, we repurchased 5 thousand shares under the former authorization, and $150.0 million authorization remained at the end of the quarter. The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares. To date, we have funded share purchases under our share repurchase program from our available cash on hand, and anticipate we will continue to do so.
Our Board of Directors authorized the initiation of our regular quarterly cash dividend program in January 2016, and since that time has increased the dividend to its current level of $0.46 per share. The declaration and payment of future dividends is subject to the discretion and determination of the Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.
We believe that cash on hand, cash available from future operations, and available borrowing capacity under our Amended Credit Agreement will be sufficient to fund our operations, expected capital expenditures, dividend payments, and share repurchases for at least the next twelve months. However, there remains ongoing Pandemic-created uncertainty in worldwide economic conditions and in those of the industries in which we participate, and whether with respect to the impact of the Pandemic or in pursuit of corporate development or other initiatives, we may need to raise additional funds in the future through equity or debt financing, or other arrangements. Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.
Operating Activities
We generated $123.5 million in cash flows from operating activities in the first six months of fiscal 2021, compared to $112.3 million in the first six months of fiscal 2020. The increase in operating cash flows was due to $9.2 million of changes in operating assets and liabilities and a $2.0 million increase of Net income adjusted for non-cash reconciling items.
Investing Activities
In the first six months of fiscal 2021, net cash used in investing activities was $20.8 million, compared to $57.6 million in the first six months of fiscal 2020. This was primarily driven by a decrease in capital expenditures of $38.1 million in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 driven by the plant expansion in fiscal 2020 in our Performance Materials segment.

INDEX
Financing Activities
In the first six months of fiscal 2021, cash flows used in financing activities were $36.7 million, compared to cash flows provided by financing activities of $98.1 million in the first six months of fiscal 2020. This was mainly driven by the draw on the Company’s revolving credit facility for $150.0 million during the first six months of fiscal 2020 as a precautionary measure to preserve financial flexibility at the onset of the Pandemic. This was partially offset by repayments under the Term Loan Facility of $5.3 million in the first six months of fiscal 2021 compared to $18.0 million in the first six months of fiscal 2020, as well as cash paid for repurchases of common stock under the Share Repurchase Program of $10.0 million in the first six months of fiscal 2021 compared to $16.4 million in the first six months of fiscal 2020.

OFF-BALANCE SHEET ARRANGEMENTS
At March 31, 2021 and September 30, 2020, we did not have any unconsolidated entities or financial partnerships.

CONTRACTUAL OBLIGATIONS
There have been no material changes to the Company's contractual obligations during fiscal 2021, except as discussed below.
As of March 31, 2021, the Company had a purchase agreement to acquire ITS for approximately $125.0 million in cash, subject to post-closing adjustments. This acquisition closed on April 1, 2021.
We have been operating under a multi-year supply agreement for the purchase of certain raw materials, which runs through December 2022. As of March 31, 2021, purchase obligations include an aggregate amount of $13.8 million of contractual commitments related to this agreement.
Refer to Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for additional information regarding our contractual obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. See Note 2 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q for updates.

INDEX
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the “Quantitative and Qualitative Disclosures about Market Risk” disclosed in Part II Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as of March 31, 2021.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

INDEX
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We periodically become a party to legal proceedings, arbitrations, regulatory proceedings, inquiries and investigations (“contingencies”) arising in the ordinary course of our business operations. The ultimate resolution of these contingencies is subject to significant uncertainty, and should we fail to prevail in any of them or should several of them be resolved against us in the same reporting period, these matters could, individually or in the aggregate, be material to our consolidated financial statements. One of these contingencies, related to Star Lake Canal, which we assumed in connection with the Acquisition, is discussed in Note 12 of “Notes to the Consolidated Financial Statements” included in Item 1 of Part I of this Report on Form 10-Q. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in our consolidated financial statements.
We also may face other governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with Star Lake Canal or other past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Other than as described herein, we are not involved in any legal proceedings that we believe could have a material impact on our consolidated financial position, results of operations or cash flows. The information set forth in Item 1.A. Risk Factors, and Note 12 of “Notes to the Consolidated Financial Statements” included in Item 1 of Part I of this Report on Form 10-Q, is incorporated herein by reference.

INDEX
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR BUSINESS, STRATEGY AND OPERATIONS
OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY THE CORONAVIRUS (COVID-19) PANDEMIC AND RELATED ADVERSE IMPACT TO WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS
The global impact of the Pandemic has created significant volatility, uncertainty and economic disruption across the world and in the countries and locations in which we and our customers and suppliers operate. In the second half of our fiscal year 2020, businesses in our Electronic Materials segment remained generally stable, and showed some strengthening in the first half of fiscal 2021, despite the Pandemic. With respect to our Performance Materials segment, the Pandemic has had a significant adverse impact on our Performance Materials’ PIM business during the second half of our fiscal year 2020 continuing into the first half of our fiscal year 2021, as the demand for drag reducing agents (“DRAs”) declined significantly due to the ongoing dislocation in the energy sector occasioned by the Pandemic. Although this business has appeared to stabilize somewhat in our first half of fiscal 2021 and we are optimistic in our ability to drive future growth in our PIM business as the industry recovers, recovery has been lower than anticipated, and as described in Note 6 of this Report on Form 10-Q, certain factors related to it continue to adversely affect the PIM reporting unit. The extent to which the ongoing Pandemic may further impact our business, operations, results of operations and financial condition is uncertain and difficult to estimate, and depends on numerous evolving factors that we may not be able to accurately predict, which may include: An additional decrease in short-term and long-term demand and pricing for our products and services, and an ongoing global economic recession that could further reduce demand and/or pricing for our products and services resulting from actions taken by governments, businesses, or the general public in an effort to limit exposure to and spread of such infectious diseases, such as ongoing or renewed travel restrictions, quarantines, and business shutdowns or slowdowns; Negative impacts to our operations, including reductions in production levels, research and development ("R&D") activities, and qualification activities with our customers, and increased costs resulting from our efforts to mitigate the impact of the Pandemic through additional or continued social-distancing measures we have enacted at our locations around the world in an effort to protect our employees’ health and well-being (including working from home, reducing the number of employees or others in our sites at any one time and how such individuals perform work while at our sites, redesigning or adjusting our manufacturing, R&D and office facilities, and suspending or limiting employee travel); Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in losses on our accounts receivables due to credit defaults or our customers’ inability to pay; and, Disruptions to our supply chain in connection with the sourcing of or pricing for materials, equipment and logistics or other services and support necessary to our business as a result of the Pandemic and efforts to contain the spread of the Pandemic. Although the rollout of vaccination programs in the U.S., Europe, parts of Asia and other places in which we operate is encouraging with respect to the containment and abatement of the Pandemic, the resumption of what was previously considered normal business operations after such interruption remains uncertain, and may be further delayed or constrained by lingering effects of the Pandemic on our Company and our customers, suppliers, and third-party service providers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition; an example of such effect is the impairment charge related to our PIM business described in Note 6 of this Report on Form 10-Q. A further sustained or prolonged outbreak or return of the Pandemic in the places in which we do business, such as that seen in the U.S., Europe, and parts of Asia during the first half of our fiscal 2021, could exacerbate the adverse impact of such measures on our Company.

INDEX
DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC, INDUSTRY AND OTHER CONDITIONS
Our business is affected by economic and industry conditions, such as those still being adversely affected by the Pandemic, and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor industry demand. With respect to our Electronic Materials segment, historically, semiconductor industry demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, prior to the Pandemic, the relatively soft demand conditions in the semiconductor industry that had commenced in our second fiscal quarter of 2019 and continued into our first fiscal quarter of 2020 had begun to ameliorate in the beginning of the second fiscal quarter of 2020. While our Electronic Materials segment experienced relatively stable conditions during the second half of fiscal 2020 and has showed some strengthening in the first half of fiscal 2021, uncertainty remains as to fiscal 2021 demand conditions for the semiconductor industry given the ongoing nature of the Pandemic, including supply constraints at our customers serving certain areas, such as automotive and industrial sectors. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends, especially during unusual adverse circumstances, such as the Pandemic. If the global economy or the semiconductor industry fails to continue to improve or weakens again, whether in general or as a result of the Pandemic or other specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, geopolitical conditions and international trade tensions, civil unrest, or additional global health crises, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices, such as logic versus memory integrated circuit ("IC") devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers' device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.
As to our Performance Materials segment, our PIM business may continue to be impacted by changes in the utilities and/or oil and gas industries, such as we have seen since the second half of our fiscal 2020 and through our first half of fiscal 2021 resulting from ongoing significant dislocation in these industries occasioned by the Pandemic. Relatedly, as described, volatility in oil and natural gas prices may impact our customers’ activity levels, including production, and as we saw during the last four fiscal quarters, we experienced a significant drop in demand for our related PIM products and services, although demand appears to have stabilized somewhat in our first half of fiscal 2021. Expectations about future prices and price volatility are important in determining future spending levels for customers of our PIM products and services. The ongoing volatility in worldwide oil and natural gas prices and markets are an extreme example of historical volatility in this sector, and such volatility is likely to continue in the future. As is currently the case, prices for oil and natural gas are subject to wide fluctuations in response to relatively minor or major changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, decreases or increases in supplies from U.S. shale production or other oil production, geopolitical conditions, including uprisings, civil unrest, and international trade tensions, sovereign debt crises, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to economic growth or contraction such as seen related to the Pandemic, and other factors in countries such as China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions, such as those currently seen related to the Pandemic.
Further, adverse global economic, industry and other conditions such as those related to the Pandemic could have other negative effects on our Company. For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production processes could be harmed if our suppliers cannot fulfill their obligations to us. As a result of these or other conditions, and as experienced in our second fiscal quarter with the impairment charge we took in our PIM business unit, further described in Note 6 of this Report on Form 10-Q, we also might have to further reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

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
In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of customer relationships, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected. Examples of asset impairment charges we recently incurred include the charge we took in the second quarter of fiscal 2021 related to the PIM business unit and the charge we took in each the fourth quarter of fiscal 2019, the fourth quarter of fiscal 2020, and the first two quarters of fiscal 2021 related to the KMG wood treatment business. We expect that the carrying value of the wood treatment reporting unit will not be recoverable, resulting in future impairments of goodwill. The amount of such impairments could be material and could adversely affect our results of operations and financial condition. See Notes 6 and 7 of "Notes to the Consolidated Financial Statements" of this Report on Form 10-Q for additional discussion.
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
Although our product offerings have expanded over the past several years, including as a result of the Acquisition, our business remains substantially dependent on products in our Electronic Materials segment, such as CMP slurries, pads and electronic chemicals, which account for the majority of our revenue. The product offerings in our Performance Materials segment are similarly concentrated. As such, our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the industries in which we operate, particularly the semiconductor industry, and to adapt, improve and customize our products in response to evolving customer needs and industry trends. Since its inception, the semiconductor industry, which is the largest industry in which we operate, has experienced technological changes and advances in the design, manufacture, performance and application of IC devices. Our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including CMP slurries and pads and electronic chemicals, as a means to reduce costs, increase the yield in their manufacturing facilities, and achieve desired performance of the IC devices they produce. We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future. Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through use of smaller quantities, could render our products less important to the IC device manufacturing process.
A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THESE CUSTOMERS OR BUSINESS FROM THEM
Our customer base is concentrated among a limited number of large customers in each of our segments. Currently, our principal business supplies electronic materials primarily to the semiconductor industry. The semiconductor industry has been consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through business gains, mergers and acquisitions, and strategic alliances. Industry analysts predict that this trend will continue, which means the semiconductor industry will continue to be comprised of fewer and larger participants in the future if their prediction is correct. In addition, our customer base in our PIM business is also somewhat concentrated, with large entities predominant, and outside of the U.S., these entities frequently are state-owned or sponsored, and limited in number per country. One or more of these principal customers could stop buying products from us or could substantially reduce the quantity of products purchased from us. Our principal customers in both our segments also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in the quantity or price of products sold to these principal customers could seriously harm our business, financial condition and results of operations.
ANY PROBLEM OR DISRUPTION IN OUR SUPPLY CHAIN, INCLUDING SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, OR IN OUR ABILITY TO MANUFACTURE OR DELIVER OUR PRODUCTS TO OUR CUSTOMERS, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS
We depend on our supply chain to enable us to meet the demands of our customers. Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers. Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our products, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, global public health crises such as the ongoing Pandemic, geopolitical, trade or labor-related issues, civil unrest, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers. In particular, severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our operations by disrupting services provided by service companies or suppliers with whom we have a business relationship. Additionally, some of our full-time employees are represented by labor unions, works councils or comparable organizations, particularly in Mexico and Europe. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. As our current agreements with labor unions and works councils expire, we cannot provide assurance that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations. Our supply chain may also be negatively impacted by unanticipated price increases due to supply restrictions beyond the control of our Company or our raw materials suppliers, such as those related to or arising from the Pandemic.

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
In particular, China continues to be an important market for the semiconductor industry, and an area of continued potential growth for us. As business between China and the rest of the world has continued to grow, there is risk that geopolitical, regulatory, trade, political and global public health crises such as the Pandemic could adversely affect business for companies like ours based on the complex relationships among China, the U.S., and other countries in the Asia Pacific region or elsewhere, which could have a material adverse impact on our business. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or, provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, including our results of operations. Also, as has been seen over our last fiscal year and through the first half of fiscal 2021, there are risks that the U.S. government may impose additional export restrictions on technology and products that companies that operate in the semiconductor industry supply to or use in China, which could adversely impact our business and our results of operations.
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
The United States EPA and other federal and state agencies in the U.S., as well as comparable agencies in other countries where we have facilities or sell our products, such as Canada or Mexico, have the authority to promulgate regulations that could have a material adverse impact on our operations. These EHS laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution and other EHS concerns resulting from our operations. Compliance with EHS laws and regulations has resulted in ongoing costs for us and could restrict our ability to modify or expand our facilities, continue production, require us to install costly pollution control equipment, or incur significant other expenses, including environmental compliance costs. We continue to manage environmental compliance activities at certain sites, such as at KMG-Bernuth's Tuscaloosa, Alabama facility as described in Note 20 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We have incurred, and expect to continue to incur, significant costs to comply with EHS laws or to address liabilities for contamination resulting from past or present operations. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of EHS laws and regulations, and could, among other things, impose liability on us to cleanup or mitigate environmental, natural resources or other damages resulting from a release of pesticides, hazardous materials or other chemicals into the environment. We maintain insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental incidences is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases; although unknown at present, the KMG-Bernuth warehouse fire, as described in Note 12 of Part 1 of this Report on Form 10-Q, may be such an instance.
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
2. The classification of penta as a Persistent Organic Pollutant (“POP”) under the Stockholm Convention may adversely affect our ability to manufacture or sell our penta products: The Conference of the Parties (“COP”) accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and crossarms could continue for an extended period of five to ten years. KMG-Bernuth supplies penta to industrial customers who use it primarily to treat utility poles and crossarms. The U.S. is not bound by the determination of the COP because it did not ratify the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. KMG-Bernuth's sole penta manufacturing facility is located in Matamoros, Mexico, and its processing facility is located in Tuscaloosa, Alabama. As a result of the classification of penta as a POP, the Mexican government requires KMG-Bernuth to cease producing penta in Mexico by the end of calendar year 2021. In July 2020, the Canadian government released a proposed order that sales and use of penta in Canada be ceased, but such proposed order is subject to a comment period and is not final, and no timing for any such order, if implemented, has been proposed. In March 2021, the EPA issued a preliminary interim registration review decision(“PID”) proposing the cancellation of penta registration and implementation of a five-year phase-out period for production and sell-through of penta stocks. We do not believe the PID or the Canadian government proposed order have a significant adverse effect on our business since in July 2019, KMG-Bernuth had communicated plans to close both the Matamoros and Tuscaloosa facilities by the end of calendar year 2021 and in November 2019, we communicated that we did not intend to continue the wood treatment business past approximately the end of calendar year 2021. We took a restructuring charge in our fourth fiscal quarter of 2019, and asset impairment charges in each of our fourth fiscal quarters of 2020 and 2019, as well as our first two fiscal quarters of fiscal 2021, related to the decisions to close the Matamoros and Tuscaloosa facilities and to not build a new plant,as described further in Note 7 of Part 1 of this Report on Form 10-Q. We expect to take additional impairment charges related to the wood treatment business through the end of calendar year 2021. No assurance can be given that we will not incur significant expenditures in connection with closing the facilities, or that the ultimate action of the COP and our related decisions will not adversely impact on our financial condition and results of operation.
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

INDEX
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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
In March 2021, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million. As of March 31, 2021, there was $150.0 million of authorized repurchases remaining under the program. The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources,” of this Report on Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Jan. 1 through Jan. 31, 2021	5	$151.00	5	$26,257
Feb. 1 through Feb. 28, 2021	—	$—	—	$26,257
Mar. 1 through Mar. 31, 2021	—	$—	—	$150,000
Total	5	$151.00	5	$150,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INDEX
ITEM 6. EXHIBITS
The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Directors’ Deferred Compensation Plan, as Amended and Restated February 25, 2021.*
10.2	Form of Non-Employee Director Annual Non-Qualified Stock Option Grant Agreement.*
10.3	Form of Non-Employee Director Annual Restricted Stock Unit Award Agreement.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	Cover Page Interactive Data File - The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract, or compensatory plan or arrangement.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMC MATERIALS, INC.
[Registrant]

Date: May 6, 2021	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer Vice President and Chief Financial Officer [Principal Financial Officer]

Date: May 6, 2021	By:	/s/ JEANETTE A. PRESS
Jeanette A. Press Corporate Controller [Principal Accounting Officer]