Form 10-Q
period 2021-06-30
CMC Materials, Inc.
filed 2021-08-05
CIK 1102934

INDEX
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2021
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
Registrant’s telephone number, including area code: (630) 375-6631

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
As of July 31, 2021, the Company had 29,222,355 shares of Common Stock, par value $0.001 per share, outstanding.

INDEX
CMC MATERIALS, INC.

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue	$309,516	$274,727	$887,907	$842,063

Cost of sales	180,320	152,973	512,061	470,525

Gross profit	129,196	121,754	375,846	371,538

Operating expenses:
Research, development and technical	13,654	12,165	39,007	38,206
Selling, general and administrative	56,242	51,847	170,700	162,495
Impairment charges	3,090	—	218,658	—
Total operating expenses	72,986	64,012	428,365	200,701

Operating income (loss)	56,210	57,742	(52,519)	170,837

Interest expense	9,551	10,406	28,667	33,079

Interest income	11	131	47	589

Other (expense) income, net	(427)	(201)	541	(1,608)
Income (loss) before income taxes	46,243	47,266	(80,598)	136,739

Provision for income taxes	12,601	12,741	4,038	30,766

Net income (loss)	$33,642	$34,525	$(84,636)	$105,973

Basic earnings (loss) per share	$1.15	$1.19	$(2.90)	$3.63

Diluted earnings (loss) per share	$1.13	$1.17	$(2.90)	$3.58

Weighted average basic shares outstanding	29,260	29,079	29,197	29,157

Weighted average diluted shares outstanding	29,682	29,456	29,197	29,603
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$33,642	$34,525	$(84,636)	$105,973
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,575	9,086	10,385	5,212
Net unrealized (loss) gain on cash flow hedges	(2,104)	(334)	13,326	(13,382)
Other comprehensive income (loss), net of tax	471	8,752	23,711	(8,170)
Comprehensive income (loss)	$34,113	$43,277	$(60,925)	$97,803
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amount)

	June 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$228,506	$257,354
Accounts receivable, less allowance for credit losses of $524 at June 30, 2021 and $583 at September 30, 2020	170,346	134,023
Inventories	169,147	159,134
Prepaid expenses and other current assets	25,901	26,558
Total current assets	593,900	577,069

Property, plant and equipment, net	357,304	362,067
Goodwill	590,806	718,647
Other intangible assets, net	648,006	670,964
Deferred income taxes	8,005	7,713
Other long-term assets	51,804	40,007
Total assets	$2,249,825	$2,376,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,737	$49,254
Current portion of long-term debt	10,650	10,650
Accrued expenses, income taxes payable and other current liabilities	129,497	121,442
Total current liabilities	195,884	181,346

Long-term debt, net of current portion	904,967	910,764
Deferred income taxes	76,995	112,212
Other long-term liabilities	90,732	97,832
Total liabilities	1,268,578	1,302,154

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common Stock Authorized: 200,000 shares, $0.001 par value; Issued: 40,217 shares at June 30, 2021, and 39,914 shares at September 30, 2020	40	40
Capital in excess of par value of common stock	1,048,329	1,019,803
Retained earnings	429,078	553,718
Accumulated other comprehensive income (loss)	9,607	(14,104)
Treasury stock at cost, 10,973 shares at June 30, 2021, and 10,834 shares at September 30, 2020	(505,807)	(485,144)
Total stockholders’ equity	981,247	1,074,313

Total liabilities and stockholders’ equity	$2,249,825	$2,376,467
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(84,636)	$105,973
Adjustments to reconcile Net (loss) income to net cash provided by operating activities:
Impairment charges	218,658	—
Depreciation and amortization	98,107	95,516
Deferred income tax benefit	(40,153)	(9,469)
Share-based compensation expense	15,200	12,191
Amortization of terminated interest rate swap contract	6,501	—
Amortization of debt issuance costs	2,320	2,345
Loss (gain) on disposal of assets	581	(338)
Non-cash foreign exchange (gain) loss	(443)	146
Accretion on Asset Retirement Obligations	439	406
Other	(1,747)	303
Changes in operating assets and liabilities:
Accounts receivable	(32,683)	8,130
Inventories	(7,758)	(16,442)
Prepaid expenses and other assets	(6,182)	9,786
Accounts payable	8,723	(5,591)
Accrued expenses, income taxes payable and other liabilities	2,866	1,127
Net cash provided by operating activities	179,793	204,083

Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(126,129)	—
Additions to property, plant and equipment	(31,574)	(107,015)
Proceeds from the sale of assets	2,613	1,587
Net cash used in investing activities	(155,090)	(105,428)

Cash flows from financing activities:
Dividends paid	(39,570)	(37,527)
Repurchases of common stock under Share Repurchase Program	(15,171)	(35,009)
Proceeds from issuance of stock	13,326	10,960
Repayment of long-term debt	(7,988)	(17,988)
Repurchases of common stock withheld for taxes	(5,492)	(3,112)
Proceeds from revolving line of credit	—	150,000
Other financing activities	(219)	(123)
Net cash (used in) provided by financing activities	(55,114)	67,201

Effect of exchange rate changes on cash	1,563	357
(Decrease) increase in cash and cash equivalents	(28,848)	166,213
Cash and cash equivalents at beginning of period	257,354	188,495
Cash and cash equivalents at end of period	$228,506	$354,708

Supplemental Cash Flow Information:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,128	$9,609
Cash paid during the period for lease liabilities	6,183	5,647
Right of use asset obtained in exchange for lease liabilities	2,996	6,351
ITS purchase consideration in accrued liabilities at the end of the period	748	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except per share amount)

	Three Months Ended June 30,				Nine Months Ended June 30,
	2021		2020		2021		2020
	Shares	$	Shares	$	Shares	$	Shares	$
Common Stock
Beginning balance	40,187	$40	39,855	$40	39,914	$40	39,592	$40
Issuance of common stock under stock plans	30	—	12	—	303	—	275	—
Ending balance	40,217	40	39,867	40	40,217	40	39,867	40
Capital in Excess of Par
Beginning balance		1,041,252		1,008,311		1,019,803		988,980
Share-based compensation expense		4,030		3,194		15,200		12,191
Exercise of stock options		396		626		7,089		8,274
Issuance of common stock under Employee Stock Purchase Plan		2,651		—		6,022		2,536
Issuance of restricted stock under Deposit Share Program		—		—		215		150
Ending balance		1,048,329		1,012,131		1,048,329		1,012,131
Retained Earnings
Beginning balance		408,983		508,126		553,718		461,501
Cumulative effect of accounting changes		—		—		—		488
Net income (loss)		33,642		34,525		(84,636)		105,973
Dividends		(13,547)		(12,865)		(40,004)		(38,176)
Ending balance		429,078		529,786		429,078		529,786
Accumulated Other Comprehensive Income (Loss)
Beginning balance		9,136		(40,648)		(14,104)		(23,238)
Cumulative effect of accounting changes		—		—		—		(488)
Foreign currency translation adjustment		2,575		9,086		10,385		5,212
Cash flow hedges		(2,104)		(334)		13,326		(13,382)
Ending balance		9,607		(31,896)		9,607		(31,896)
Treasury Stock
Beginning balance	10,938	(500,582)	10,673	(466,419)	10,834	(485,144)	10,491	(446,906)
Repurchases of common stock under Share Repurchase Program	35	(5,169)	160	(18,595)	102	(15,171)	317	(35,009)
Repurchases of common stock - other	—	(56)	—	(13)	37	(5,492)	25	(3,112)
Ending balance	10,973	(505,807)	10,833	(485,027)	10,973	(505,807)	10,833	(485,027)
Total Equity		$981,247		$1,025,034		$981,247		$1,025,034
Dividends per share of common stock		$0.46		$0.44		$1.36		$1.30
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except per share amounts)
1. BACKGROUND AND BASIS OF PRESENTATION
CMC Materials, Inc. (“CMC”, “the Company”, “us”, “we”, or “our”) is a leading global supplier of consumable materials, primarily to semiconductor manufacturers. The Company's products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. On April 1, 2021 (“Acquisition Date”), the Company completed the acquisition of 100% of International Test Solutions, LLC (“ITS”) (“Acquisition”), which has expanded the Company’s portfolio of critical enabling solutions in the semiconductor manufacturing process. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of ITS from the Acquisition Date.
We operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our chemical mechanical planarization (“CMP”) slurries business, CMP pads business, electronic chemicals business, and the materials technologies business, which currently comprises the ITS business. The Performance Materials segment consists of our pipeline and industrial materials (“PIM”) business, wood treatment business, and QED Technologies International, Inc. (“QED”) business.
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
In the Consolidated Statements of Cash Flows of this Report on Form 10-Q, the presentation for the Provision for credit losses and the presentation for Repurchases of common stock under Cash flows from financing activities have been updated for the nine months ended June 30, 2020 to conform to the current presentation. The amounts for fiscal year 2020 related to the Provision for credit losses are now presented under “Other” and common shares withheld for taxes and included in Repurchases of common stock previously, are now presented separately under “Repurchases of common stock withheld for taxes.”
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Significant Accounting Policies and Estimates
There have been no material changes made to the Company’s significant accounting policies disclosed in Note 2 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

INDEX
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
Accounting Pronouncements Issued But Not Yet Adopted
ASU No. 2019-12 “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes, was issued to simplify Topic 740 through improving consistency and removing certain exceptions to general principles. ASU 2019-12 will be effective for us beginning October 1, 2021. We are evaluating the impact of implementing this standard and currently do not expect it to have a material impact.
ASU No. 2020-04 “Reference Rate Reform” (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by the reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. We are currently evaluating the impact of the reference rate reform on our contracts and the resulting impact of adopting this standard on our financial statements.

3.  REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company disaggregates revenue by product area and segment as it best depicts the nature and amount of the Company’s revenue. See Note 17 of this Report on Form 10-Q for more information.
The following table provides information about contract liability balances:

	Consolidated Balance Sheet Location	June 30, 2021	September 30, 2020
Contract liabilities (current)	Accrued expenses, income taxes payable and other current liabilities	$9,495	$8,501
Contract liabilities (noncurrent)	Other long-term liabilities	2,003	1,288
The amount of revenue recognized during the three and nine months ended June 30, 2021 that was included in the opening current contract liability balances in our Performance Materials segment was $1,012 and $4,721, respectively, and $400 and $3,427 for the three and nine months ended June 30, 2020, respectively. The amount of revenue recognized during the three and nine months ended June 30, 2021 and 2020 that was included in our opening contract liability balances in our Electronic Materials segment was not material.

INDEX
The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are partially or wholly unsatisfied as of the end of the reporting period for contracts with an original duration of greater than one year and (2) when the Company expects to recognize this revenue.

	Less Than 1 Year	1-3 Years	3-5 Years	Total
Revenue expected to be recognized on contract liability amounts as of June 30, 2021	$976	$1,968	$35	$2,979

4. BUSINESS COMBINATION
The Company completed the Acquisition for purchase consideration of $129,071, inclusive of working capital adjustments, or $126,877 net of cash acquired, which it funded entirely from cash on hand. ITS designs and produces high-performance consumables used to optimize critical semiconductor testing processes, thus expanding CMC’s product offerings. ITS is part of our Electronic Materials business segment. The Acquisition was accounted for using the acquisition method of accounting, and ITS’s results of operations are included in our unaudited Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (Loss) from the Acquisition Date. The Acquisition would not have materially affected the Company’s results of operations or financial position for any periods presented.
Based on the preliminary acquisition accounting, the Company allocated $81,960 and $37,200 of the purchase price to goodwill and intangible assets, respectively. The goodwill is primarily attributable to anticipated revenue growth from the combined company product portfolio and is expected to be deductible for income tax purposes.
The following table sets forth the components of identifiable intangible assets acquired, their estimated useful lives, and amortization method as of the Acquisition Date:

	Fair Value	Estimated Useful Life (years)	Amortization Method
Technology and know-how	$25,400	10	Straight-line
Customer relationships	8,100	20	Accelerated
Trade name	3,700	10	Straight-line
Total intangible assets	$37,200
The intangible assets subject to amortization have a weighted average useful life of 12.2 years.
The fair value of acquired identifiable intangible assets was determined using Level 3 inputs for the “income approach” on an individual asset basis. The key assumptions used in the calculation of the discounted cash flows include projected revenue, operating expenses, and obsolescence rate. The valuations and the underlying assumptions have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations.
The purchase price allocation to the assets acquired and the liabilities assumed is complete except for intangible asset valuations and the value allocated to income tax accounts. The allocation of purchase price will be completed as soon as practicable, but no later than one year from the Acquisition Date.

INDEX
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company is required to record certain assets and liabilities at fair value. The valuation methods used for determining the fair value of these financial instruments by hierarchy are as follows:

Level 1	Cash and cash equivalents consist of various bank accounts used to support our operations and investments in institutional money-market funds that are traded in active markets.

Other long-term investments represent the fair value of investments under our supplemental employee retirement plan (“SERP”). The fair value of the investments is determined through quoted market prices within actively traded markets.

Level 2
Derivative financial instruments include foreign exchange contracts and an interest rate swap contract. The fair value of our derivative instruments is estimated using standard valuation models and market-based observable inputs over the contractual term, including one-month London Inter-bank Offered Rate (“LIBOR”) based yield curves for the interest rate swap, and forward rates and/or the Overnight Index Swap curve for forward foreign exchange contracts, among others.

Level 3	No Level 3 financial instruments
The following table presents financial instruments, other than debt, that we measure at fair value on a recurring basis. See Note 11 of this Report on Form 10-Q for a discussion of our debt. In instances where the inputs used to measure the fair value of an asset fall into more than one level of the hierarchy, we have classified it based on the lowest level input that is significant to the determination of the fair value.

	Level 1		Level 2		Level 3		Total Fair Value
	June 30, 2021	September 30, 2020	June 30, 2021	September 30, 2020	June 30, 2021	September 30, 2020	June 30, 2021	September 30, 2020
Assets:
Cash and cash equivalents	$228,506	$257,354	$—	$—	$—	$—	$228,506	$257,354
Other long-term investments	1,438	1,214	—	—	—	—	1,438	1,214
Derivative financial instruments	—	—	10,995	27	—	—	10,995	27

Liabilities:
Derivative financial instruments	—	—	3,322	38,157	—	—	3,322	38,157

6. INVENTORIES
Inventories consisted of the following:

	June 30, 2021	September 30, 2020
Raw materials	$66,599	$66,591
Work in process	19,903	15,148
Finished goods	82,645	77,395
Total	$169,147	$159,134

INDEX
7. GOODWILL
Goodwill activity for each of the Company’s reportable segments for the nine months ended June 30, 2021 is as follows:

	Electronic Materials	Performance Materials	Total
Balance at September 30, 2020 [1]	$360,425	$358,222	$718,647

Additions due to acquisition	81,960	—	81,960
Foreign currency translation impact	3,684	1,907	5,591
Impairment	—	(215,392)	(215,392)
Balance at June 30, 2021	$446,069	$144,737	$590,806
1 There are no accumulated impairment amounts at September 30, 2020.
During the quarter, the Company recorded goodwill within the Electronic Materials segment of $81,960 from the Acquisition discussed in Note 4.
During the second quarter, the Company recorded impairment charges related to the PIM and wood treatment reporting units within the Performance Materials segment. As a result of lower than anticipated recovery from a drop in demand for our PIM products due to the ongoing impact of the COVID-19 Pandemic (“Pandemic”), combined with a near-to-mid term increase in raw material cost for the PIM business, we determined that it was more likely than not that the fair value of the PIM reporting unit was below its carrying value, requiring the PIM reporting unit to be tested for impairment at March 31, 2021. Based on the results of the interim impairment test, the Company concluded that the carrying value of the PIM reporting unit exceeded the estimated fair value, and recognized a non-cash, pre-tax goodwill impairment charge of $201,550 for the three months ended March 31, 2021. The goodwill impairment charge is included in the Performance Materials segment and presented within Impairment charges, and the related tax benefit of $23,539 for the nine months ended June 30, 2021 is included in the Provision for income taxes in the Consolidated Statements of Income (Loss). The remaining carrying value of the PIM reporting unit as of June 30, 2021 of $581,716 includes $118,568 of goodwill and $46,000 of indefinite lived intangible assets.
In performing the impairment test, the estimated fair value of the PIM reporting unit was determined based on an average of a discounted cash flow model and a market approach based on earnings before interest, taxes, and depreciation for a group of guideline comparable companies. Key assumptions in estimating the fair value of the reporting unit included projected future revenue and gross margin, a 10.75% discount rate and a terminal growth rate of 3%. The Company’s projections for revenue and gross margin are based on the Company’s multiyear forecast. Components of the discount rate are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The Company developed its cost of equity estimate based on perceived risks and predictability of future cash flows. As the inputs for testing, including estimates of future revenue and gross margin, are not generally observable in active markets, the Company considers such measurements to be Level 3 measurements in the fair value hierarchy. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt. The Company estimated the fair value of its indefinite-lived intangible tradename utilizing its best estimate of future cash flows and royalty rate assumptions as of the period ending March 31, 2021.
Additionally, the Company recorded non-cash, pre-tax goodwill impairment charges of $3,090 and $13,842 for the three and nine months ended June 30, 2021, related to the wood treatment asset group and reporting unit due to the previously announced planned closure of the facilities. See Note 8 of this Report on Form 10-Q for a discussion of the wood treatment impairment.
We continue to actively monitor the industries in which we operate and our businesses’ performance for indicators of potential impairment. We perform an impairment assessment of goodwill and other intangible assets at the reporting unit level annually, or more frequently if circumstances indicate that the carrying value may not be recoverable. If current global macroeconomic conditions related to the Pandemic persist and continue to adversely impact our Company, we may have future additional impairments of goodwill or other intangible assets. Potential future impairments could be material to the Company’s Consolidated Balance Sheets and to the Consolidated Statements of Income (Loss), but we do not expect them to affect the Company’s reported Net cash provided by operating activities.

INDEX
8. IMPAIRMENT - WOOD TREATMENT
As a result of our previously announced planned closure of the Company's wood treatment business and the finite remaining cash flow through the closure dates, the Company concluded that it was more likely than not that the fair value of the wood treatment reporting unit was below its carrying value, requiring the wood treatment asset group and reporting unit to be tested for impairment.
Impairment of Long-Lived Assets
As a result of the previously announced planned facilities closures due to the strategic decision to exit the wood treatment business, the Company previously adjusted the remaining assets’ useful lives such that they do not extend beyond the expected closure dates of the facilities. The Company tested the recoverability of its long-lived assets and determined the carrying amount of the assets exceeded the sum of the expected undiscounted future cash flows, and as a result, we compared the fair value of the wood treatment asset group, which was determined based on a discounted cash flow model, to its carrying value. We recognized a non-cash pre-tax impairment charge of $3,266 for the quarter ended December 31, 2020, resulting in no remaining carrying value of definite-lived intangible assets or Property, plant and equipment as of that date. Key assumptions in testing the assets for recoverability and development of the fair value of the asset group included projected future revenue and gross margin. As the inputs for testing recoverability, including estimates of future revenue and gross margin, are not generally observable in active markets, the Company considers such measurements to be Level 3 measurements in the fair value hierarchy. The duration of the future revenue and gross margin estimates are limited to the period through the closure dates.
Impairment of Goodwill
The fair value of the wood treatment reporting unit, which was determined based on a discounted cash flow model, did not exceed the carrying value of the reporting unit. Key assumptions in our goodwill impairment test included projected future revenue and gross margin. As a result, the Company recorded non-cash, pre-tax impairment charges of $3,090 and $13,842 for the three and nine months ended June 30, 2021, respectively.
As the Company approaches the closure dates of the facilities and there are finite estimated future cash flows, the carrying value of the wood treatment reporting unit will not be recoverable, resulting in future impairments of goodwill. The remaining carrying value of the wood treatment reporting unit as of June 30, 2021 includes $21.2 million of goodwill, which will be periodically impaired through the closure dates, resulting in no fair value ascribed to the wood treatment business by the dates of closure. The amount of the periodic impairments will vary depending on the timing of the remaining future cash flows of the business and carrying value of the reporting unit at each reporting period.
Presentation of Impairment Charges
The long-lived assets and goodwill impairment charges, both included in the Performance Materials segment, are presented within Impairment charges and the related tax benefit of $606 for the nine months ended June 30, 2021 is included in the Provision for income taxes in the Consolidated Statements of Income (Loss). The impairment charges related to goodwill are not tax deductible, therefore there is no related tax benefit for the three months ended June 30, 2021. The impairment charges for wood treatment for the respective periods are as follows:

	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Property, plant, and equipment, net	$—	$91
Goodwill	3,090	13,842
Other intangible assets – Product technology	—	583
Other intangible assets – Acquired patents and licenses	—	173
Other intangible assets – Customer relationships, distribution rights, and other	—	2,419
Total wood treatment impairment charges	$3,090	$17,108
Additionally, the Company recorded a non-cash, pre-tax goodwill impairment charge of $201,550 for the nine month period ended June 30, 2021, related to the PIM reporting unit. See Note 7 of this Report on Form 10-Q for a discussion of the PIM impairment.

INDEX
9. OTHER LONG-TERM ASSETS

	June 30, 2021	September 30, 2020
Right of use asset	$32,849	$30,999
Interest rate swap (See Note 12)	10,955	—
Vendor contract assets	1,713	2,889
SERP investment	1,438	1,214
Prepaid unamortized debt issuance cost - revolver	408	537
Other long-term assets	4,441	4,368
Total	$51,804	$40,007

10. ACCRUED EXPENSES, INCOME TAXES PAYABLE AND OTHER CURRENT LIABILITIES

	June 30, 2021	September 30, 2020
Accrued compensation	$42,233	$46,465
Income taxes payable	15,505	16,216
Dividends payable	14,103	13,669
Asset retirement obligation	12,097	—
Contract liabilities (current)	9,495	8,501
Current portion of operating lease liability	7,520	6,513
Current portion of terminated swap liability (See Note 12)	5,855	—
Taxes, other than income taxes	5,691	5,044
Goods and services received, not yet invoiced	3,031	3,957
Interest rate swap liability (See Note 12)	2,965	11,992
Accrued interest	108	29
Other	10,894	9,056
Total	$129,497	$121,442

11. DEBT

	June 30, 2021	September 30, 2020
Senior Secured Term Loan Facility, one-month LIBOR plus 2.00%	$928,375	$936,363
Less: Unamortized debt issuance costs	(12,758)	(14,949)
Total debt	915,617	921,414
Less: Current maturities and short-term debt	(10,650)	(10,650)
Total long-term debt excluding current maturities	$904,967	$910,764
The Company’s credit agreement as amended (“Amended Credit Agreement”) includes a Senior Secured Term Loan Facility (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility”). As of June 30, 2021, there were no borrowings outstanding under the Revolving Credit Facility and our available credit was $200,000, which includes our letter of credit sub-facility. On July 2, 2021, the Company amended the Amended Credit Agreement to increase the aggregate amount of the Revolving Credit Facility from $200,000 to $350,000 and to extend the maturity to July 2026. Interest rates and other material terms applicable to the Amended Credit Agreement are unchanged.
At June 30, 2021 and September 30, 2020, the fair value of the Term Loan Facility, using level 2 inputs, approximated its carrying value as the loan bears a floating market rate of interest.

INDEX
As of June 30, 2021, scheduled principal repayments of the Term Loan Facility are as follows:

Fiscal Year	Principal Repayments
Remainder of 2021	$2,662
2022	10,650
2023	10,650
2024	10,650
2025	10,650
Greater than 5 years	883,113
Total	$928,375

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
The notional amounts of our derivative instruments are as follows:

	June 30, 2021	September 30, 2020
Derivatives designated as hedging instruments
Interest rate swap contract - new agreement	$556,808	$—
Interest rate swap contract - terminated agreement	—	571,000

Derivatives not designated as hedging instruments
Foreign exchange contracts to purchase U.S. dollars	$4,263	$8,054
Foreign exchange contracts to sell U.S. dollars	25,355	25,105

INDEX
The fair values of our derivative instruments included in the Consolidated Balance Sheets are as follows:

		Derivative Assets		Derivative Liabilities
	Consolidated Balance Sheet Location	June 30, 2021	September 30, 2020	June 30, 2021	September 30, 2020
Derivatives designated as hedging instruments
Interest rate swap contract	Other long-term assets	$10,955	$—	$—	$—
	Accrued expenses, income taxes payable and other current liabilities	—	—	2,965	11,992
	Other long-term liabilities	—	—	—	26,000
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$40	$27	$—	$—
	Accrued expenses, income taxes payable and other current liabilities	—	—	357	165
The following table summarizes the effects of our derivative instruments on our Consolidated Statements of Income (loss):

		Gain (Loss) Recognized in Statement of Income
		Three Months Ended June 30,		Nine Months Ended June 30,
	Consolidated Statement of Income Location	2021	2020	2021	2020
Derivatives designated as hedging instruments
Interest rate swap contract	Interest expense	$(787)	$(3,262)	$(4,041)	$(5,799)
Terminated interest rate swap contract	Interest expense	(2,786)	—	(6,501)	—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other income (expense), net	$(74)	$(128)	$(711)	$(390)
The following table summarizes the effects of our derivative instruments on Accumulated other comprehensive income (loss):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Derivatives designated as hedging instruments
Interest rate swap contract	$(6,284)	$(3,694)	$6,628	$(23,034)

We expect approximately $14,109 to be reclassified from Accumulated other comprehensive income (loss) into Interest expense during the next twelve months related to our interest rate swap based on projected rates of the LIBOR forward curve as of June 30, 2021. This amount includes the amortization of the loss associated with the terminated swap arrangement.

INDEX
13. COMMITMENTS AND CONTINGENCIES
In fiscal 2019, a fire, which involved non-hazardous waste materials and caused no injuries, occurred at the warehouse of the wood treatment facility of our subsidiary KMG-Bernuth, Inc (“KMG-Bernuth”), in Tuscaloosa, Alabama, which processes pentachlorophenol (“penta”) for sale to customers in the U.S. and Canada. KMG-Bernuth commenced and completed cleanup with oversight from certain local, state and federal authorities, and we recorded related expense and for disposal of affected inventory in Cost of sales. We recorded $26 of expense during the three and nine months ended June 30, 2021. We recorded $1,688 of expense during the nine months ended June 30, 2020. Although we believe we have completed cleanup efforts related to the fire incident, there are potential other related costs that cannot be reasonably estimated as of this time due to the nature of federally-regulated penta-related requirements. In addition, we continue to work with our insurance carriers on possible recovery of losses and costs related to the fire incident. During the nine months ended June 30, 2021, we received insurance recoveries of $1,076. At this point we cannot reasonably estimate whether we will receive any additional insurance recoveries, or if so, the amount of such recoveries.
Separately, in connection with our acquisition of KMG Chemicals, Inc. (“KMG”) in November 2018, through KMG-Bernuth, we assumed a contingency related to the Star Lake Canal Superfund Site near Beaumont, Texas (“Star Lake”). In 2014, prior to the acquisition of KMG, the United States Environmental Protection Agency (“EPA”) had notified KMG-Bernuth that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, in connection with Star Lake. The EPA has estimated that related remediation will cost approximately $22.0 million. KMG-Bernuth and seven other cooperating parties entered into an agreement with the EPA in September 2016 to complete a remedial design of the remediation actions for the site. Although KMG-Bernuth has not conceded liability with respect to Star Lake, a reserve in connection with the remedial design was established, and as of June 30, 2021, the reserve remaining was $204. The remediation work will be performed under a separate future agreement. For more information, refer to Note 20 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Purchase Obligations
We have $12,918 of contractual commitments through December 2022 under an abrasive particle supply agreement and a contractual commitment of $11,311 through December 2021 to purchase non-water based carrier fluid.

INDEX
14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The table below summarizes the components of Accumulated other comprehensive income (loss), net of income tax (expense) benefit:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Beginning Balance	$9,136	$(40,648)	$(14,104)	$(23,238)

Foreign currency translation adjustment	2,648	9,048	10,428	5,113
Income tax (expense) benefit	(73)	38	(43)	99
Foreign currency translation adjustment, net of tax	2,575	9,086	10,385	5,212

Unrealized gain (loss) on cash flow hedges:
Change in fair value	(6,284)	(3,694)	6,628	(23,034)
Reclassification adjustment into earnings	3,573	3,262	10,542	5,799
Income tax benefit (expense)	607	98	(3,844)	3,853
Unrealized (loss) gain on cash flow hedges, net of tax	(2,104)	(334)	13,326	(13,382)

Effect of the adoption of the stranded tax effect accounting standard	—	—	—	(497)
Income tax benefit	—	—	—	9
Effect of the adoption of the stranded tax effect accounting standard, net of tax	—	—	—	(488)

Net Change	471	8,752	23,711	(8,658)

Ending Balance	$9,607	$(31,896)	$9,607	$(31,896)
During the first quarter of fiscal 2020, the Company adopted ASU No. 2018-02 regarding the reclassification of stranded tax effects resulting from the change in the U.S. federal corporate income tax rate under the Tax Cuts and Jobs Act (the “Tax Act”) and as a result, we reclassified $488 of stranded tax effects from Accumulated other comprehensive income to Retained earnings.

15. INCOME TAXES
The U.S. enacted the Consolidated Appropriations Act (“CAA”) in December 2020 and the American Rescue Plan (“Rescue Plan”) in March 2021. Both the CAA and Rescue Plan extended certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and provided additional Pandemic relief provisions. As with the CARES Act, the CAA and Rescue Plan did not have a material impact on our Provision for income taxes for the three and nine months ended June 30, 2021.
The Company recorded income tax expense of $12,601 for the three months ended June 30, 2021, compared to $12,741 for the three months ended June 30, 2020. The Company recorded an income tax expense of $4,038 for the nine months ended June 30, 2021, compared to $30,766 for the nine months ended June 30, 2020. The Company’s effective income tax rate was 27.2% and (5.0)% for the three and nine months ended June 30, 2021, respectively, compared to an effective tax rate of 27.0% and 22.5% for the three and nine months ended June 30, 2020, respectively. The change in our effective tax rate for the nine months ended June 30, 2021 compared to the prior year is primarily due to the unfavorable impact of the impairment related to the PIM and wood treatment reporting units, partially offset by higher tax benefit related to foreign derived intangible income.

INDEX
16. EARNINGS (LOSS) PER SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) available to common shares	$33,642	$34,525	$(84,636)	$105,973

Denominator:
Weighted average common shares	29,260	29,079	29,197	29,157
Weighted average effect of dilutive securities	422	377	—	446
Diluted weighted average common shares	29,682	29,456	29,197	29,603

Earnings (loss) per share:
Basic	$1.15	$1.19	$(2.90)	$3.63
Diluted	$1.13	$1.17	$(2.90)	$3.58

For the nine months ended June 30, 2021, no dilutive shares were calculated, as the dilutive shares in a net loss situation would be anti-dilutive.

Shares excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Outstanding stock options	13	124	—	96

17. SEGMENT REPORTING
We identify our segments based on our management structure and the financial information used by our chief executive officer, who is our chief operating decision maker, to assess segment performance and allocate resources among our operating units. We have the following two reportable segments:
Electronic Materials
Electronic Materials includes products and solutions for the semiconductor industry and consists of our CMP slurries business, CMP pads business, electronic chemicals business, and materials technologies business, which comprises the ITS business.
Performance Materials
Performance Materials consists of our PIM business, wood treatment business, and QED business.
Our chief operating decision maker evaluates segment performance based upon revenue and segment adjusted EBITDA.  Segment adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period.  These adjustments include acquisition and integration-related expenses, certain costs related to the KMG-Bernuth warehouse fire, net of insurance recovery, impairment charges, net restructuring charges related to the wood treatment business, and costs related to the Pandemic, net of grants received. We exclude these items from earnings when presenting adjusted EBITDA because we believe they are not indicative of a segment’s regular, ongoing operating performance. Adjusted EBITDA is also the basis of a performance metric for our fiscal 2021 Short-Term Incentive Program (“STIP”). In addition, our chief operating decision maker does not use assets by segment to evaluate performance or allocate resources, and therefore, we do not disclose assets by segment.

INDEX
The two segments operate independently and serve different markets and customers, as a result there are no sales between segments. Revenue from external customers by segment are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Segment Revenue:
Electronic Materials:
CMP slurries	$135,972	$117,680	$410,887	$359,828
Electronic chemicals	84,140	78,614	244,244	234,693
CMP pads	25,561	24,073	69,887	65,476
Materials technologies	5,396	—	5,396	—
Total Electronic Materials	251,069	220,367	730,414	659,997

Performance Materials:
PIM	29,605	27,111	81,499	116,732
Wood treatment	19,104	18,801	51,973	44,449
QED	9,738	8,448	24,021	20,885
Total Performance Materials	58,447	54,360	157,493	182,066

Total	$309,516	$274,727	$887,907	$842,063
Capital expenditures by segment are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Capital Expenditures:
Electronic Materials	$6,274	$6,141	$17,966	$19,720
Performance Materials	560	33,550	2,827	79,247
Corporate	1,569	3,900	7,544	8,967
Total	$8,403	$43,591	$28,337	$107,934
Adjusted EBITDA by segment is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$33,642	$34,525	$(84,636)	$105,973
Interest expense	9,551	10,406	28,667	33,079
Interest income	(11)	(131)	(47)	(589)
Income taxes	12,601	12,741	4,038	30,766
Depreciation and amortization	33,927	31,324	98,107	95,516
EBITDA	89,710	88,865	46,129	264,745
Impairment charges	3,090	—	218,658	—
Acquisition and integration-related expenses	3,353	2,735	7,889	7,785
Costs related to the Pandemic, net of grants received	(200)	112	641	349
Net costs related to restructuring of the wood treatment business	24	(293)	96	(293)
Costs related to KMG-Bernuth warehouse fire, net of insurance recovery	26	622	(1,050)	1,220
Consolidated adjusted EBITDA	$96,003	$92,041	$272,363	$273,806

Segment adjusted EBITDA:
Electronic Materials	$82,521	$76,855	$244,592	$227,662
Performance Materials	25,465	26,959	67,190	84,370
Unallocated corporate expenses	(11,983)	(11,773)	(39,419)	(38,226)
Consolidated Adjusted EBITDA	$96,003	$92,041	$272,363	$273,806
The unallocated portions of corporate functions, including finance, legal, human resources, information technology, and corporate development, are not directly attributable to a reportable segment.

INDEX
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Report on Form 10-Q, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”). The Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking and address a variety of subjects including, for example, future sales and operating results; growth or contraction, and trends in the industries and markets in which the Company participates, such as the semiconductor, and oil and gas industries; the acquisition of, investment in, or collaboration with other entities, and the expected benefits and synergies of such transactions; divestment or disposition, or cessation of investment in certain of the Company’s businesses; new product introductions; development of new products, technologies and markets; product performance; the financial conditions of the Company’s customers; the competitive landscape that relates to the Company’s business; the Company’s supply chain; natural disasters; various economic or political factors and international or national events, including related to global public health crises such as the Pandemic, and the enactment of trade sanctions, tariffs, or other similar matters; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; environmental, health and safety laws and regulations, and related compliance; the operation of facilities by the Company; the Company’s management; foreign exchange fluctuation; the Company’s current or future tax rate, including the effects of changes to tax laws in the jurisdictions in which the Company operates; cybersecurity threats and vulnerabilities; financing facilities and related debt, pay off or payment of principal and interest, and compliance with covenants and other terms; and, uses and investment of the Company’s cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors. Statements that are not historical facts, including statements about CMC’s beliefs, plans and expectations, are forward-looking statements. Such statements are based on current expectations of CMC’s management and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. For information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to CMC’s filings with the SEC, including the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and this Report on Form 10-Q. Except as required by law, CMC undertakes no obligation to update forward-looking statements made by it to reflect new information, subsequent events or circumstances. The section entitled “Risk Factors” describes some, but not all, the factors that could cause these differences.
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, including the Consolidated Financial Statements and related notes thereto.

RECENT EVENTS
On April 1, 2021, CMC acquired ITS, which designs and produces high-performance consumables used to optimize critical semiconductor testing processes, thus expanding the product offerings that are part of our Electronic Materials business segment. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of ITS from the Acquisition Date. See Note 4 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q for a discussion of the Acquisition.

THIRD QUARTER OF FISCAL 2021 OVERVIEW
While the Pandemic continues to cause global macroeconomic uncertainty worldwide and in the countries and locations in which we and our customers and suppliers operate, our business in our fiscal third quarter of 2021 showed continued resiliency overall, as well as increased demand in each of our business segments over the prior fiscal quarter. In our Electronic Materials business segment, which represents approximately 80% of our revenue, we continue to experience solid demand from our semiconductor customers, as certain sectors such as cloud, PCs and servers continued to show strength, driven by the ongoing economic recovery from the Pandemic, particularly in the industrial and automotive sectors. In addition, during the third fiscal quarter our Performance Materials business segment showed improved demand in the PIM business unit, as the oil and gas sectors showed recovery, as well as resilience in our wood treatment and QED business units. Throughout the Pandemic, our primary focus has been and continues to be on the health and well-being of our employees and the ongoing operation of our facilities worldwide according to our business continuity plans, which we refine on an ongoing basis.

INDEX
To date, we have not seen a meaningful impact from the Pandemic on our ability to manufacture and deliver products to our customers, but, although improving, the Pandemic has negatively impacted some of the industries we serve, primarily the oil and gas industry, and as a result we took an impairment charge in our PIM business unit in our second fiscal quarter. However, as the industry recovers, we expect to drive growth in our PIM business, as we saw in our third fiscal quarter.
The extent to which the Pandemic may further impact our business, operations, results of operations and financial condition going forward is uncertain and difficult to estimate, and depends on numerous evolving and potentially unknown factors.
Third Quarter Key Financial Results
Our consolidated results of operations are as follows:

Dollars in thousands	Three Months Ended June 30,
	2021	2020
Revenue	$309,516	$274,727
Net income	$33,642	$34,525
Adjusted EBITDA	$96,003	$92,041
Adjusted EBITDA Margin	31.0%	33.5%
Our third quarter of 2021 consolidated revenue benefited from stronger demand for the Company’s CMP slurry products, selected price increases for the Company’s electronic chemicals products, and revenue from the Acquisition, which closed on April 1, 2021. Consolidated net income declined in the current year primarily due to the wood treatment impairment charge and higher Selling, general and administrative expenses, offset by higher gross profit as a result of increased revenue. Adjusted EBITDA margin decreased due to inflationary pressure on raw materials, and higher freight and fixed costs.

INDEX
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the changes in balances on the Consolidated Statement of Income (Loss):

	Three Months Ended June 30,				Nine Months Ended June 30,
(Dollars In thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

Revenue	$309,516	$274,727	$34,789	12.7%	$887,907	$842,063	$45,844	5.4%
Cost of sales	180,320	152,973	27,347	17.9%	512,061	470,525	41,536	8.8%
Gross profit	129,196	121,754	7,442	6.1%	375,846	371,538	4,308	1.2%

Research, development and technical	13,654	12,165	1,489	12.2%	39,007	38,206	801	2.1%
Selling, general and administrative	56,242	51,847	4,395	8.5%	170,700	162,495	8,205	5.0%
Impairment charges	3,090	—	3,090		218,658	—	218,658
Total operating expenses	72,986	64,012	8,974	14.0%	428,365	200,701	227,664	113.4%

Operating income (loss)	56,210	57,742	(1,532)	(2.7%)	(52,519)	170,837	(223,356)	(130.7%)
Interest expense	9,551	10,406	(855)	(8.2%)	28,667	33,079	(4,412)	(13.3%)
Interest income	11	131	(120)	(91.6%)	47	589	(542)	(92.0%)
Other (expense) income, net	(427)	(201)	(226)	(112.4%)	541	(1,608)	2,149	133.6%
Income (loss) before income taxes	46,243	47,266	(1,023)	(2.2%)	(80,598)	136,739	(217,337)	(158.9%)
Provision for income taxes	12,601	12,741	(140)	(1.1%)	4,038	30,766	(26,728)	(86.9%)

Net income (loss)	$33,642	$34,525	$(883)	(2.6%)	$(84,636)	$105,973	$(190,609)	(179.9%)
Most of CMC’s foreign operations maintain their accounting records in their local currencies. As a result, period to period comparability of results of operations is affected by fluctuations in exchange rates. The impact on comparability is not material in any given period.
REVENUE
Revenue was $309.5 million for the three months ended June 30, 2021, which represented an increase of 12.7%, or $34.8 million, from the three months ended June 30, 2020, primarily due to stronger demand for the Company’s CMP slurry products, selected price increases for the Company’s electronic chemicals products, and revenue from the Acquisition, which closed on April 1, 2021.
Revenue was $887.9 million for the nine months ended June 30, 2021, which represented an increase of 5.4%, or $45.8 million, from the nine months ended June 30, 2020, primarily due to stronger demand for the Company’s CMP slurry products, selected price increases for the Company’s electronic chemicals products and wood treatment products, and revenue from the Acquisition, which closed on April 1, 2021. This was partially offset by lower demand for PIM products due to the impact of the Pandemic.
COST OF SALES
Cost of sales was $180.3 million for the three months ended June 30, 2021, which represented an increase of 17.9%, or $27.3 million, from the three months ended June 30, 2020. Cost of sales was $512.1 million for the nine months ended June 30, 2021, which represented an increase of 8.8%, or $41.5 million, from the nine months ended June 30, 2020. The increases were primarily due to increases in revenue, inflationary raw material costs, and higher freight and manufacturing fixed costs.

INDEX
GROSS MARGIN
Our gross margin was 41.7% for the three months ended June 30, 2021, compared to 44.3% for the three months ended June 30, 2020. Our gross margin was 42.3% for the nine months ended June 30, 2021, compared to 44.1% for the nine months ended June 30, 2020. The decrease was primarily due to inflationary raw material costs, and higher freight and manufacturing fixed costs.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $56.2 million for the three months ended June 30, 2021, which represented an increase of 8.5%, or $4.4 million, from the three months ended June 30, 2020. This was primarily due to a $1.3 million increase in staffing related expenses.
Selling, general and administrative expenses were $170.7 million for the nine months ended June 30, 2021, which represented an increase of 5.0%, or $8.2 million, from the nine months ended June 30, 2020. This was primarily due to a $4.9 million increase in professional fees, a $3.3 million increase in share-based compensation expense, a $2.2 million increase in staffing related expenses, a $1.7 million increase in depreciation expense, and a $0.9 million increase in IT expense. This was partially offset by a $3.7 million decrease in amortization expense, a $2.0 million decrease in STIP expense, and a $2.0 million decrease in travel expenses.
IMPAIRMENT CHARGES
Impairment charges were $3.1 million for the three months ended June 30, 2021 due to impairment of goodwill in the wood treatment business as a result of the previously announced strategic decision to exit this business. Impairment charges were $218.7 million for the nine months ended June 30, 2021 due to impairment of goodwill in the PIM reporting unit, as well as the impairment of long-lived assets, intangible assets and goodwill of the wood treatment business. There were no impairment charges during the three and nine months ended June 30, 2020. See Notes 7 and 8 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q for additional discussion.
INTEREST EXPENSE
Interest expense was $9.6 million for the three months ended June 30, 2021, which represented a decrease of $0.9 million from the three months ended June 30, 2020.  Interest expense was $28.7 million for the nine months ended June 30, 2021, which represented a decrease of $4.4 million from the nine months ended June 30, 2020. The decreases were primarily due to a decline in the LIBOR rate for the unhedged portion of the Term Loan Facility and a lower outstanding term loan balance due to repayments.
OTHER (EXPENSE) INCOME, NET
Other expense was $0.4 million for the three months ended June 30, 2021, compared to Other expense of $0.2 million for the three months ended June 30, 2020. Other income was $0.5 million for the nine months ended June 30, 2021, compared to Other expense of $1.6 million for the nine months ended June 30, 2020. The changes were primarily due to foreign currency transaction gains and losses.
PROVISION FOR INCOME TAXES
The Company recorded income tax expense of $12.6 million for the three months ended June 30, 2021, compared to $12.7 million for the three months ended June 30, 2020. The Company’s effective income tax rate for the third quarter of fiscal 2021 was 27.2%, compared to 27.0% in the same quarter last year. The change in our effective tax rate is primarily driven by the unfavorable impact of the wood treatment impairment and foreign tax law changes, partially offset by higher tax benefit related to foreign derived intangible income.
The Company recorded income tax expense of $4.0 million for the nine months ended June 30, 2021, compared to $30.8 million for the nine months ended June 30, 2020. The Company’s effective income tax rate was (5.0)% for the nine months ended June 30, 2021, compared to 22.5% for the nine months ended June 30, 2020.  The change in our effective income tax rate is primarily driven by the unfavorable impact of the impairment related to the PIM and wood treatment reporting units, partially offset by higher tax benefit related to foreign derived intangible income.

INDEX
NET INCOME (LOSS)
Net income was $33.6 million for the three months ended June 30, 2021, which represented a decrease of 2.6%, or $0.9 million from the three months ended June 30, 2020. The change was primarily due to the wood treatment impairment charge and higher Selling, general and administrative expenses, offset by higher gross profit as a result of increased revenue.
Net loss was $84.6 million for the nine months ended June 30, 2021, compared to Net income of $106.0 million for the nine months ended June 30, 2020.  The change was primarily due to the PIM and wood treatment impairment charges and higher Selling, general and administrative expenses, offset by higher gross profit as a result of increased revenue.

INDEX
SEGMENT ANALYSIS
The segment data should be read in conjunction with our unaudited Consolidated Financial Statements and related notes included in Part 1, Item 1 of this Report on Form 10-Q.

Dollars in thousands	Three Months Ended June 30,				Nine Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Segment Revenue:
Electronic Materials	$251,069	$220,367	$30,702	13.9%	$730,414	$659,997	$70,417	10.7%
Performance Materials	58,447	54,360	4,087	7.5%	157,493	182,066	(24,573)	(13.5%)
Total Revenue	$309,516	$274,727	$34,789	12.7%	$887,907	$842,063	$45,844	5.4%

Adjusted EBITDA:
Electronic Materials	$82,521	$76,855	$5,666	7.4%	$244,592	$227,662	$16,930	7.4%
Performance Materials	25,465	26,959	(1,494)	(5.5%)	67,190	84,370	(17,180)	(20.4%)
Unallocated corporate expenses	(11,983)	(11,773)	(210)	(1.8%)	(39,419)	(38,226)	(1,193)	(3.1%)
Consolidated Adjusted EBITDA	$96,003	$92,041	$3,962	4.3%	$272,363	$273,806	$(1,443)	(0.5%)

Adjusted EBITDA margin:
Electronic Materials	32.9%	34.9%	-200 bpts		33.5%	34.5%	-100 bpts
Performance Materials	43.6%	49.6%	-600 bpts		42.7%	46.3%	-360 bpts

ELECTRONIC MATERIALS
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, the $30.7 million increase in Electronic Materials revenue was primarily due to stronger demand for the Company’s CMP slurry products, selected price increases for the Company’s electronic chemicals products, and revenue from the Acquisition, which closed on April 1, 2021. The $5.7 million increase in Electronic Materials adjusted EBITDA was primarily driven by the EBITDA associated with the increase in revenue, partially offset by higher fixed costs. The 200 bpts decrease in Electronic Materials adjusted EBITDA margin was primarily driven by inflationary raw material costs, higher freight and fixed costs, and higher expenses to support current operations and future growth opportunities.
For the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020, the $70.4 million increase in Electronic Materials revenue was driven by increased demand for the Company’s CMP slurry and CMP pads products, selected price increases for the Company’s electronic chemicals products, and revenue from the Acquisition, which closed on April 1, 2021. The $16.9 million increase in Electronic Materials adjusted EBITDA was driven by the EBITDA associated with the increase in revenue, partially offset by higher fixed manufacturing costs. The 100 bpts decrease in Electronic Materials adjusted EBITDA margin was primarily due to inflationary raw material costs, higher freight and fixed costs, and higher expenses to support current operations and future growth opportunities, partially offset by favorable product mix.
PERFORMANCE MATERIALS
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, the $4.1 million increase in Performance Materials revenue was primarily driven by increased demand for the Company’s PIM and QED products. The $1.5 million decrease in adjusted EBITDA was primarily driven by inflationary raw material costs and higher fixed costs, partially offset by the EBITDA associated with the increase in revenue. The 600 bpts decrease in adjusted EBITDA margin was primarily driven by inflationary raw material costs and higher costs in PIM related to underutilization of the previously completed plant expansion.

INDEX
For the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020, Performance Materials revenue decreased $24.6 million and adjusted EBITDA decreased $17.2 million. These decreases were driven by lower demand for the Company’s PIM products due to the Pandemic, partially offset by higher selling prices for wood treatment products. The 360 bpts decrease in adjusted EBITDA margin was primarily driven by inflationary raw material costs and higher costs in PIM related to underutilization of the previously completed plant expansion, partially offset by higher selling prices for wood treatment products.

INDEX
USE OF CERTAIN GAAP AND NON-GAAP FINANCIAL INFORMATION
We provide certain non-GAAP financial measures, such as adjusted EBITDA and adjusted EBITDA margin, in addition to reported GAAP results because we believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures. We exclude certain items from earnings when presenting adjusted EBITDA because we believe they will be incurred infrequently and/or are otherwise not indicative of the Company’s regular, ongoing operating performance. Accordingly, we believe that they aid in evaluating the underlying operational performance of our business, and facilitate comparisons between periods. In addition, adjusted EBITDA is used as one of the performance goals of our fiscal 2021 STIP. A similar adjusted EBITDA calculation is also used by our lenders for a key debt compliance ratio.
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
Adjusted EBITDA for the Electronic Materials and Performance Materials segments is presented in conformity with Accounting Standards Codification Topic 280, Segment Reporting. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, this measure is excluded from the definition of non-GAAP financial measures under SEC Regulation G and Item 10(e) of Regulation S-K.

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$33,642	$34,525	$(84,636)	$105,973
Interest expense	9,551	10,406	28,667	33,079
Interest income	(11)	(131)	(47)	(589)
Income taxes	12,601	12,741	4,038	30,766
Depreciation and amortization	33,927	31,324	98,107	95,516
EBITDA	89,710	88,865	46,129	264,745
Impairment charges	3,090	—	218,658	—
Acquisition and integration-related expenses	3,353	2,735	7,889	7,785
Costs related to the Pandemic, net of grants received	(200)	112	641	349
Net costs related to restructuring of the wood treatment business	24	(293)	96	(293)
Costs related to KMG-Bernuth warehouse fire, net of insurance recovery	26	622	(1,050)	1,220
Adjusted EBITDA	$96,003	$92,041	$272,363	$273,806

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Electronic Materials	$82,521	$76,855	$244,592	$227,662
Performance Materials	25,465	26,959	67,190	84,370
Unallocated corporate expenses	(11,983)	(11,773)	(39,419)	(38,226)
Consolidated Adjusted EBITDA	$96,003	$92,041	$272,363	$273,806

INDEX
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2021, we had $228.5 million of cash and cash equivalents compared with $257.4 million as of September 30, 2020. On June 30, 2021, $133.7 million of cash and cash equivalents was held in foreign subsidiaries. Our total liquidity as of June 30, 2021 was $428.5 million compared to $457.4 million as of September 30, 2020 (including $200.0 million of borrowing availability under our Revolving Credit Facility in both periods, which includes our letter of credit sub-facility). The decrease in liquidity reflects the $126.1 million cash used for the Acquisition, additions of property, plant and equipment, the repurchases of our common stock and payments of quarterly cash dividends, partially offset by the cash flow provided by operating activities. On July 2, 2021, the Company amended the Amended Credit Agreement to increase the aggregate amount of the Revolving Credit Facility from $200.0 million to $350.0 million and to extend the maturity to July 2026. The interest rates and other material terms applicable to the Amended Credit Agreement are unchanged.
Total debt, consisting of principal outstanding on our Term Loan Facility, amounted to $915.6 million ($928.4 million in aggregate principal amount less $12.8 million of debt issuance costs) as of June 30, 2021 and $921.4 million ($936.4 million in aggregate principal amount less $14.9 million of debt issuance costs) as of September 30, 2020. During the three months ended June 30, 2021 there were no borrowings under our Revolving Credit Facility and no balance was outstanding as of June 30, 2021.
The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Amended Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter. As of June 30, 2021, our maximum first lien secured net leverage ratio was 1.85 to 1.00. Additionally, the Amended Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. We are in compliance with these covenants as of June 30, 2021 and we expect to remain in compliance with our debt covenants during fiscal 2021 and beyond.
In March 2021, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million. During the third quarter of fiscal 2021, we repurchased 35 thousand shares under this program, and $144.8 million authorization remained at the end of the quarter. The timing, manner, price and amounts of repurchases are determined at the Company's discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares. To date, we have funded share purchases under our share repurchase program from our available cash on hand, and anticipate we will continue to do so.
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
We believe that cash on hand, cash available from future operations, and available borrowing capacity under our Amended Credit Agreement will be sufficient to fund our operations, expected capital expenditures, dividend payments, and share repurchases for at least the next twelve months. However, ongoing Pandemic-created uncertainty in worldwide economic conditions and in those of the industries in which we participate remains, and whether with respect to the impact of the Pandemic or in pursuit of corporate development or other initiatives, we may need to raise additional funds in the future through equity or debt financing, or other arrangements. Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.
Operating Activities
We generated $179.8 million in cash flows from operating activities in the first nine months of fiscal 2021, compared to $204.1 million in the first nine months of fiscal 2020. The decrease in operating cash flows was due to $32.0 million of changes in operating assets and liabilities, partially offset by a $7.7 million increase of Net income adjusted for non-cash reconciling items.
Investing Activities
In the first nine months of fiscal 2021, net cash used in investing activities was $155.1 million, compared to $105.4 million in the first nine months of fiscal 2020. The increase in net cash used for investing activities was driven by the $126.1 million net cash used for the Acquisition, partially offset by a decrease in capital expenditures of $75.4 million, which was driven by the plant expansion in the first nine months of fiscal 2020 in our Performance Materials segment.

INDEX
Financing Activities
In the first nine months of fiscal 2021, cash flows used in financing activities were $55.1 million, compared to cash flows provided by financing activities of $67.2 million in the first nine months of fiscal 2020. This was mainly driven by the temporary draw on the Company’s revolving credit facility for $150.0 million during the first nine months of fiscal 2020 as a precautionary measure to preserve financial flexibility at the onset of the Pandemic, which we then repaid before the end of fiscal 2020. This was partially offset by cash paid for repurchases of common stock under the Share Repurchase Program of $15.2 million in the first nine months of fiscal 2021 compared to $35.0 million in the first nine months of fiscal 2020, as well as repayments under the Term Loan Facility of $8.0 million in the first nine months of fiscal 2021 compared to $18.0 million in the first nine months of fiscal 2020.

OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2021 and September 30, 2020, we did not have any unconsolidated entities or financial partnerships.

CONTRACTUAL OBLIGATIONS
There have been no material changes to the Company’s contractual obligations during fiscal 2021, except as discussed below.
We have been operating under a multi-year supply agreement for the purchase of certain raw materials, which runs through December 2022. As of June 30, 2021, purchase obligations include an aggregate amount of $12.9 million of contractual commitments related to this agreement. In addition, we have a purchase commitment of $11.3 million through December 2021 for non-water based carrier fluid.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as of June 30, 2021.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There has been no change in our internal control over financial reporting that has occurred during the period covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The Company acquired ITS on April 1, 2021. ITS is not significant to the Company’s financial statements. The Company is in the process of integrating ITS into the Company’s internal control over financial reporting, and the foregoing evaluation of the effectiveness of the Company’s internal control over financial reporting does not include an assessment of those internal controls over financial reporting of ITS.
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

INDEX
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We periodically become a party to legal proceedings, arbitrations, regulatory proceedings, inquiries and investigations (“contingencies”) arising in the ordinary course of our business operations. The ultimate resolution of these contingencies is subject to significant uncertainty, and should we fail to prevail in any of them or should several of them be resolved against us in the same reporting period, these matters could, individually or in the aggregate, be material to our Consolidated Financial Statements. One of these contingencies, related to Star Lake Canal, which we assumed in connection with the acquisition of KMG, is discussed in Note 13 of “Notes to the Consolidated Financial Statements” included in Item 1 of Part I of this Report on Form 10-Q. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in our Consolidated Financial Statements.
We also may face other governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with Star Lake Canal or other past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Other than as described herein, we are not involved in any legal proceedings that we believe could have a material impact on our consolidated financial position, results of operations or cash flows. The information set forth in Item 1.A. Risk Factors, and Note 13 of “Notes to the Consolidated Financial Statements” included in Item 1 of Part I of this Report on Form 10-Q, is incorporated herein by reference.

INDEX
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR BUSINESS, STRATEGY AND OPERATIONS
OUR BUSINESS AND RESULTS OF OPERATIONS MAY CONTINUE TO BE ADVERSELY AFFECTED BY THE ONGOING CORONAVIRUS (COVID-19) PANDEMIC AND RELATED ADVERSE IMPACT TO WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS
The global impact of the Pandemic created significant volatility, uncertainty and economic disruption across the world and in the countries and locations in which we and our customers and suppliers operate, which continues in varying degrees and locations, especially in places experiencing low vaccination rates and/or the spread of variants of the COVID-19 virus. In the second half of our fiscal year 2020, businesses in our Electronic Materials segment remained generally stable, and showed some strengthening through the first three quarters of fiscal 2021, despite the ongoing nature of the Pandemic. With respect to our Performance Materials segment, the Pandemic has had a significant adverse impact on our Performance Materials’ PIM business, which was most pronounced during the second half of our fiscal year 2020 continuing into the first half of our fiscal year 2021, as the demand for drag reducing agents (“DRAs”) declined significantly due to the ongoing dislocation in the energy sector caused by the Pandemic. Although this business has returned to sequential growth in our third quarter of fiscal 2020, recovery has been lower than anticipated, and as described in Note 7 of this Report on Form 10-Q, certain factors related to it continue to adversely affect the PIM reporting unit. The extent to which the ongoing Pandemic may further impact our business, operations, results of operations and financial condition is uncertain and difficult to estimate, and depends on numerous evolving factors that we may not be able to accurately predict, which may include: An additional decrease in short-term and long-term demand and pricing for our products and services, and an ongoing global economic recession that could further reduce demand and/or pricing for our products and services resulting from actions taken by governments, businesses, or the general public in an effort to limit exposure to and spread of such infectious diseases, such as ongoing or renewed travel restrictions, quarantines, and business shutdowns or slowdowns; Negative impacts to our operations, including reductions in production levels, research and development (“R&D”) activities, and qualification activities with our customers, and increased costs resulting from our efforts to mitigate the impact of the Pandemic through additional or continued social-distancing measures we have enacted at our locations around the world in an effort to protect our employees’ health and well-being (including working from home, reducing the number of employees or others in our sites at any one time and how such individuals perform work while at our sites, redesigning or adjusting our manufacturing, R&D and office facilities, and suspending or limiting employee travel); Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in losses on our accounts receivables due to credit defaults or our customers’ inability to pay; and, Disruptions to our supply chain in connection with the sourcing of or pricing for materials, equipment and logistics or other services and support necessary to our business as a result of the Pandemic and efforts to contain the spread of the Pandemic. Although the rollout of vaccination programs in the U.S., Europe, parts of Asia and other places in which we operate is encouraging with respect to the containment and abatement of the Pandemic, limited availability of vaccines in certain places and/or low vaccination rates, contributes to ongoing uncertainty with respect to the Pandemic’s impact on our business and operations, and the resumption of what was previously considered normal business operations after such interruption also remains uncertain, and may be further delayed or constrained by lingering effects of the Pandemic on our Company and our customers, suppliers, and third-party service providers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition; an example of such effect is the impairment charge related to our PIM business described in Note 7 of this Report on Form 10-Q. A further sustained or prolonged outbreak or return of the Pandemic in the places in which we do business, such as that seen in the spread of variants of the COVID-19 virus in Europe and parts of Asia, as well as the U.S., during the first three quarters of our fiscal 2021, could exacerbate the adverse impact of such measures on our Company.

INDEX
DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC, INDUSTRY AND OTHER CONDITIONS
Our business is affected by economic and industry conditions, such as those still being adversely affected by the Pandemic, and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor industry demand. With respect to our Electronic Materials segment, historically, semiconductor industry demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, prior to the Pandemic, the relatively soft demand conditions in the semiconductor industry that had commenced in our second fiscal quarter of 2019 and continued into our first fiscal quarter of 2020 had begun to ameliorate in the beginning of the second fiscal quarter of 2020. While our Electronic Materials segment experienced relatively stable conditions during the second half of fiscal 2020 and has showed strengthening through the first three quarters of fiscal 2021, uncertainty remains as to the second half of calendar 2021 demand conditions for the semiconductor industry given the ongoing nature of the Pandemic, including supply constraints at our customers serving certain areas, such as the automotive and industrial sectors. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends, especially during unusual adverse circumstances, such as the Pandemic. If the global economy or the semiconductor industry does not continue to improve or weakens again, whether in general or as a result of the Pandemic or other specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, geopolitical conditions and international trade tensions, civil unrest, or additional global health crises, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices such as logic versus memory integrated circuit (“IC”) devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers’ device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.
As to our Performance Materials segment, although our PIM business saw sequential and year-over-year revenue growth in our third quarter of fiscal 2021, it may continue to be impacted by changes in the utilities and/or oil and gas industries, such as we have seen since the second half of our fiscal 2020 and through our first three quarters of fiscal 2021 resulting from ongoing significant dislocation in these industries caused by the Pandemic. Expectations about future prices and price volatility in the sector, which affect our customers’ activity levels, are important in determining future spending levels for customers of our PIM products and services. The ongoing volatility in worldwide oil and natural gas prices and markets are an example of historical volatility in this sector, and such volatility is likely to continue in the future. As is currently the case, prices for oil and natural gas are subject to wide fluctuations in response to relatively minor or major changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, decreases or increases in supplies from U.S. shale production or other oil production, geopolitical conditions, including uprisings, civil unrest, and international trade tensions, sovereign debt crises, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to economic growth or contraction such as seen related to the Pandemic, and related factors in countries such as China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the Organization of the Petroleum Exporting Countries and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions, such as those currently seen related to the Pandemic.
Further, adverse global economic, industry and other conditions such as those related to the Pandemic could have other negative effects on our Company. For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production processes could be harmed if our suppliers cannot fulfill their obligations to us. As a result of these or other conditions, and as experienced in our second fiscal quarter with the impairment charge we took in our PIM business unit, further described in Note 7 of this Report on Form 10-Q, we also might have to further reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

INDEX
WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND MERGERS OR STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL, OR WE MAY ENCOUNTER UNANTICIPATED ISSUES IN IMPLEMENTING THEM
We expect to continue to make investments in technologies, assets and companies, either through acquisitions, mergers, investments or alliances, in order to supplement our organic growth and development efforts. Acquisitions, mergers, and investments, including the acquisition of KMG, which we completed in November 2018, and the Acquisition, which we completed in April 2021, involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, digital and physical security, compliance programs, products and personnel of acquired companies; difficulties and risks from unanticipated issues arising subsequent to a transaction related to the other entity; potential disruption of relationships with third parties such as customers or suppliers; diversion of management's attention from normal daily operations of the business; increased risk associated with foreign operations including exposure to new rules, regulations, customs and workforce expectations; potential difficulties and risks in entering markets or industries in which we have limited or no direct prior experience and/or where competitors have stronger positions; potential difficulties and unexpected situations arising in operating new businesses with different business models, facilities and operations; potential difficulties with regulatory or contract compliance in areas in which we have limited or no experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenue to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.
Further, we may never realize the perceived or anticipated benefits of a business combination or merger with, or asset or other acquisition of, or investments in, other entities. Transactions such as the acquisitions of KMG and ITS could and in some cases have had negative effects on our results of operations, in areas such as contingent liabilities, gross margins, amortization charges related to intangible assets and other effects of accounting for the purchases of other business entities. Investments in and acquisitions of technology-related or early-stage companies or assets are inherently risky because these businesses or assets may never develop, and we may incur losses related to these investments.
In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of customer relationships, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected. Examples of asset impairment charges we recently incurred include the charge we took in the second quarter of fiscal 2021 related to the PIM business unit and the charge we took in each the fourth quarter of fiscal 2019, the fourth quarter of fiscal 2020, and the first three quarters of fiscal 2021 related to the KMG wood treatment business. We expect that the carrying value of the wood treatment reporting unit will not be recoverable, resulting in future impairments of goodwill. The amount of such impairments could be material and could adversely affect our results of operations and financial condition. See Notes 7 and 8 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q for additional discussion.
Furthermore, the integration of the acquired businesses into our operations is a complex and time-consuming process that may not be successful. Our Company has a limited history of integrating significant acquisitions, and the process of integration may produce unforeseen operating difficulties and expenditures. As demonstrated in the acquisitions of KMG and ITS, the primary areas of focus for successfully combining those businesses with our operations may include and have included, among others: retaining and integrating key employees; realizing synergies; aligning customer and supplier interfaces, and operations across the combined business; integrating enterprise resource planning and other information technology systems; and, managing the growth of the combined company. Even if we successfully integrate an acquired business into our operations, there can be no assurance that we will realize the anticipated benefits of such acquisition.

INDEX
WE HAVE A CONCENTRATED PRODUCT RANGE WITHIN EACH OF OUR SEGMENTS AND OUR PRODUCTS MAY BECOME OBSOLETE, OR TECHNOLOGICAL CHANGES MAY REDUCE OR LIMIT INCREASES IN THE CONSUMPTION OF OUR PRODUCTS
Although our product offerings have expanded over the past several years, including as a result of the acquisitions of KMG and ITS, our business remains substantially dependent on products in our Electronic Materials segment, such as CMP slurries, pads and electronic chemicals, and materials technologies, which account for the majority of our revenue. The product offerings in our Performance Materials segment are similarly concentrated. As such, our business would suffer if these products became obsolete or if consumption of these products decreased. Our success depends on our ability to keep pace with technological changes and advances in the industries in which we operate, particularly the semiconductor industry, to adapt, improve and customize our products in response to evolving customer needs and industry trends, and to differentiate our products from those of our competitors. Since its inception, the semiconductor industry, which is the largest industry in which we operate, has experienced technological changes and advances in the design, manufacture, performance and application of IC devices. Our customers continually pursue lower cost of ownership and higher quality and performance of materials consumed in their manufacturing processes, including products in our Electronic Materials business segment, as a means to reduce costs, increase the yield in their manufacturing facilities, and achieve desired performance of the IC devices they produce. We expect these technological changes, and this drive toward lower costs, higher quality and performance and higher yields, will continue in the future. Potential technology developments in the semiconductor industry, as well as our customers' efforts to reduce consumption of CMP consumables, including through use of smaller quantities, could render our products less important to the IC device manufacturing process.
A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF LARGE CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THESE CUSTOMERS OR BUSINESS FROM THEM
Our customer base is concentrated among a limited number of large customers in each of our segments. Currently, our principal business supplies electronic materials primarily to the semiconductor industry. The semiconductor industry has been consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through business gains, mergers and acquisitions, and strategic alliances. Industry analysts predict that this trend will continue, which means the semiconductor industry will continue to be comprised of fewer and larger participants in the future if their prediction is correct. In addition, our customer base in our PIM business is also somewhat concentrated, with large entities predominant, and outside of the U.S., these entities frequently are state-owned or sponsored, and limited in number per country. One or more of these principal customers could stop buying products from us or could substantially reduce the quantity of products purchased from us. Our principal customers in both our segments also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in the quantity or price of products sold to these principal customers, or a weakening of the financial condition of or failure to perform contractual obligations by one of these principal customers, could significantly harm our business, financial condition and results of operations.
ANY PROBLEM OR DISRUPTION IN OUR SUPPLY CHAIN, INCLUDING SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, OR IN OUR ABILITY TO MANUFACTURE OR DELIVER OUR PRODUCTS TO OUR CUSTOMERS, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS
We depend on our supply chain to enable us to meet the demands of our customers. Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers. Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our products, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, global public health crises such as the ongoing Pandemic, geopolitical, trade or labor-related issues, civil unrest, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers. In particular, natural disasters and severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our operations by disrupting services provided by service companies or suppliers with whom we have a business relationship. Additionally, some of our full-time employees are represented by labor unions, works councils or comparable organizations, particularly in Mexico and Europe. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. As our current agreements with labor unions and works councils expire, we cannot provide assurance that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations. Our supply chain may also be negatively impacted by unanticipated price increases due to factors such as inflation or to supply restrictions beyond the control of our Company or our raw materials suppliers, such as those related to or arising from the Pandemic.

INDEX
We believe it would be difficult to promptly secure alternative sources of key raw materials in the event one of our suppliers becomes unable to supply us with sufficient quantities of raw materials that meet the quality and technical specifications required by us and our customers, or the costs of such raw materials increase in an untenable manner. Requalifying and/or transferring our sourcing to a new supplier would likely result in manufacturing delays and additional costs. In addition, new contract terms, forced production or manufacturing changes, contractual amendments to existing agreements with, or non-performance by, our suppliers, including any significant financial distress our suppliers may suffer, could adversely affect us. Also, if we change the supplier or type of key raw materials we use to make our products, in particular our electronic materials products, or are required to purchase them from a different manufacturer or manufacturing facility or otherwise modify our products, in certain circumstances our customers might have to requalify our products for their manufacturing processes and products. The requalification process could take a significant amount of time and expense to complete and could occupy technical resources of our customers that might otherwise be used to evaluate our new products, thus delaying potential revenue growth, or motivate our customers to consider purchasing products from our competitors, possibly interrupting or reducing our sales of products to these customers, especially sales of our electronic materials products to our semiconductor industry customers, but also with respect to our PIM products to our pipeline and adjacent industry customers. In addition, government authorities in the foreign countries in which we operate may require or incentivize the use of local suppliers that are our competitors, which could adversely impact our business, including our results of operations.
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
In particular, China continues to be an important market for the semiconductor industry, and an area of continued potential growth for us. As business between China and the rest of the world has continued to grow, there is risk that geopolitical, political, diplomatic and national security factors, changes in U.S. and foreign laws and regulations, the imposition of trade restrictions, tariffs and taxes, and global public health crises such as the Pandemic could adversely affect business for companies like ours based on the complex relationships among China, the U.S., and other countries in the Asia Pacific region or elsewhere, which could have a material adverse impact on our business. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or, provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, including our results of operations. Also, as has been seen over our last fiscal year and through the first three quarters of fiscal 2021, there are risks that the U.S. government may impose additional export restrictions on technology and products that companies that operate in the semiconductor industry supply to or use in China, which could adversely impact our business and our results of operations.

INDEX
In addition, we have operations and customers located in the United Kingdom, which recently has exited the European Union (“EU”). As the transitional provisions under which the United Kingdom and the EU had agreed to operate expired at the end of December 2020, and the parties are still in the process of implementing new trade agreements, the related impacts on our business remain unclear.

INDEX
LEGAL, COMPLIANCE AND REGULATORY RISKS
WE ARE SUBJECT TO EXTENSIVE ENVIRONMENTAL LAWS AND REGULATIONS AND MAY INCUR COSTS THAT HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AS A RESULT OF VIOLATIONS OF OR LIABILITIES UNDER THEM
Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive and stringent federal, state, local and foreign Environmental, Health and Safety (“EHS”) laws and regulations, including those concerning, among other things:
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
The United States EPA and other federal and state agencies in the U.S., as well as comparable agencies in other countries where we have facilities or sell our products, such as Canada or Mexico, have the authority to promulgate regulations that could have a material adverse impact on our operations. These EHS laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution and other EHS concerns resulting from our operations. Compliance with EHS laws and regulations has resulted in ongoing costs for us and could restrict our ability to modify or expand our facilities, continue production, require us to install costly pollution control equipment, or incur significant other expenses, including environmental compliance costs. We continue to manage environmental compliance activities at certain sites, such as at KMG-Bernuth’s Tuscaloosa, Alabama facility as described in Note 20 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We have incurred, and expect to continue to incur, significant costs to comply with EHS laws or to address liabilities for contamination resulting from past or present operations. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of EHS laws and regulations, and could, among other things, impose liability on us to cleanup or mitigate environmental, natural resources or other damages resulting from a release of pesticides, hazardous materials or other chemicals into the environment. We maintain insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental incidences is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases; the KMG-Bernuth warehouse fire, as described in Note 13 of Part 1 of this Report on Form 10-Q, may be such an instance.
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
2. The classification of penta as a Persistent Organic Pollutant (“POP”) under the Stockholm Convention may adversely affect our ability to manufacture or sell our penta products: The Conference of the Parties (“COP”) accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and crossarms could continue for an extended period of five to ten years. KMG-Bernuth supplies penta to industrial customers who use it primarily to treat utility poles and crossarms. The U.S. is not bound by the determination of the COP because it did not ratify the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. KMG-Bernuth’s sole penta manufacturing facility is located in Matamoros, Mexico, and its processing facility is located in Tuscaloosa, Alabama. As a result of the classification of penta as a POP, the Mexican government requires KMG-Bernuth to cease producing penta in Mexico by the end of calendar year 2021. In July 2020, the Canadian government released a proposed order that sales and use of penta in Canada be ceased, but such proposed order is subject to a comment period and is not final, and no timing for any such order, if implemented, has been proposed. In March 2021, the EPA issued a preliminary interim registration review decision(“PID”) proposing the cancellation of penta registration and implementation of a five-year phase-out period for production and sell-through of penta stocks. We do not believe the PID or the Canadian government proposed order have a significant adverse effect on our business since in July 2019, KMG-Bernuth had communicated that we did not intend to continue the wood treatment business past approximately the end of calendar year 2021. We took a restructuring charge in our fourth fiscal quarter of 2019, and asset impairment charges in each of our fourth fiscal quarters of 2020 and 2019, as well as our first three fiscal quarters of fiscal 2021, related to the decisions to close the Matamoros and Tuscaloosa facilities and to not build a new plant, as described further in Note 8 of Part 1 of this Report on Form 10-Q. We expect to take additional impairment charges related to the wood treatment business periodically as we approach the closure dates of the facilities. No assurance can be given that we will not incur significant expenditures in connection with closing the facilities, or that the ultimate action of the COP and our related decisions will not adversely impact on our financial condition and results of operation.
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
Changes in regulatory, legislative and industry requirements, or changes driven by supply-chain pressures, may shift current customers away from products using penta, products containing hazardous materials, or certain of our other products and toward alternative products that are believed to have fewer environmental effects. The EPA, foreign and state regulators, local governments, private environmental advocacy organizations, investors and investor advisory firms, and a number of large industrial companies have proposed or adopted policies designed to decrease the use of a variety of chemicals, including penta and others included in certain of our products, such as those containing hazardous materials, or to counteract the growth of certain industries such as those in which customers served by our PIM products operate. Our ability to anticipate changes in regulatory, legislative, investor, and industry requirements, or changes driven by supply-chain pressures, may affect our ability to remain competitive. Further, we may not be able to comply with changed or new regulatory or industrial standards that may be necessary for us to remain competitive.
We cannot assure you that the EPA, foreign and state regulators or local governments will not restrict the uses of penta or certain of our other products or ban the use of one or more of these products or the raw materials in them. Similarly, companies who use our products may voluntarily decide to reduce significantly or cease the use of our products. As a result, our products may become obsolete or less attractive to our customers.

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

INDEX
OUR INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD CAUSE OUR BUSINESS TO SUFFER
We utilize and rely upon a global workforce. If we fail to attract and retain the necessary managerial, technical and customer support personnel, our business and our ability to maintain existing and obtain new customers, develop new products and provide acceptable levels of customer service could suffer. We compete worldwide with other participants in the industries in which we conduct business for qualified personnel, particularly those with significant experience in the semiconductor and pipeline industries. The loss of services of key employees, or our inability to obtain or maintain visas or other travel or residency documents on their behalf with respect to our business needs, could harm our business and results of operations.
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
CERTAIN CRITICAL INFORMATION SYSTEMS COULD BE SUSCEPTIBLE TO CYBERSECURITY AND OTHER THREATS OR VULNERABILITIES
We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include, but are not limited to, telecommunications, the Internet, our corporate intranet, various computer hardware and software applications, production control systems, enterprise resource planning systems, network communications, and email. These information systems may be owned and maintained by us, our outsourced providers, or third parties such as vendors, contractors, and Cloud providers. All these information systems are subject to disruption, breach or failure from various sources including, but not limited to, attacks, degradation, and failures resulting from potential sources, including viruses, malware, denial of service, ransomware, destructive or inadequate code, power failures, and physical damage. Confidential and/or sensitive information stored on these information systems, or transmitted to or from Cloud storage, could be intentionally or unintentionally compromised, lost, and/or stolen. While we have implemented security procedures and virus protection software, intrusion prevention systems, access control, and emergency recovery processes to mitigate risks like these with respect to information systems that are under our control, they are not fail-safe and may be subject to breaches or failures. Further, we cannot assure that third parties upon whom we rely for various IT services will maintain sufficient vigilance and controls over their systems. Our inability to use or access these information systems at critical points in time, or unauthorized releases of personal or confidential information, could unfavorably impact the timely and efficient operation of our business, including our results of operations, and our reputation, as well as our relationships with our employees or other individuals whose information may have been affected by such cybersecurity incidents.
In addition, regulatory authorities have increased their focus on how companies collect, process, use, store, share and transmit personal data. Privacy security laws and regulations, including the United Kingdom’s Data Protection Act 2018 and the EU General Data Protection Regulation 2016, and similar laws in countries such as Korea and Taiwan, among others, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties that could adversely affect our business and results of operations.

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

INDEX

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
In March 2021, our Board of Directors authorized an increase in the amount available under our share repurchase program to $150.0 million. As of June 30, 2021, there was $144.8 million of authorized repurchases remaining under the program. The manner in which the Company repurchases its shares is discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources,” of this Report on Form 10-Q.  To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
Apr. 1 through Apr. 30, 2021	—	$—	—	$150,000
May 1 through May 31, 2021	9	$152.24	9	$148,622
June 1 through June 30, 2021	26	$151.40	26	$144,831
Total	35	$151.62	35	$144,831

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INDEX
ITEM 6. EXHIBITS
The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Incremental Assumption Agreement and Refinancing Amendment No. 2, dated as of July 2, 2021, to Credit
Agreement, dated as of November 15, 2018, by and among CMC Materials, Inc., the lenders party thereto and
JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed
July 6, 2021).
10.2	Form of CMC Materials, Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (non-employee directors).*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	Cover Page Interactive Data File - The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract, or compensatory plan or arrangement.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMC MATERIALS, INC.
[Registrant]

Date: August 5, 2021	By:	/s/ SCOTT D. BEAMER
Scott D. Beamer Vice President and Chief Financial Officer [Principal Financial Officer]

Date: August 5, 2021	By:	/s/ JEANETTE A. PRESS
Jeanette A. Press Corporate Controller [Principal Accounting Officer]