Form 10-K
period 2021-09-30
CMC Materials, Inc.
filed 2021-11-12
CIK 1102934

INDEX
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021
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

INDEX
The aggregate market value of the registrant’s Common Stock held beneficially or of record by stockholders who are not affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2021, as reported by the NASDAQ Global Select Market, was approximately $5,125,185,387.  For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.
As of October 31, 2021, the Company had 28,425,485 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 9, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.
This Annual Report on Form 10-K includes statements that constitute “forward-looking statements” within the meaning of federal securities regulations. For more detail regarding “forward-looking statements” see Item 7 of Part II of this Annual Report on Form 10-K.

INDEX
CMC MATERIALS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

INDEX
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Annual Report on Form 10-K are forward-looking and address a variety of subjects including, for example, future sales and operating results; growth or contraction, and trends in the industries and markets in which CMC Materials, Inc. (“CMC”, “the Company”, “us”, “we”, or “our”), participates, such as the semiconductor, and oil and gas industries; the acquisition of, investment in, or collaboration with other entities, and the expected benefits and synergies of such transactions; divestment or disposition, or cessation of investment in certain of the Company’s businesses; new product introductions; development of new products, technologies and markets; product performance; the financial conditions of the Company’s customers; the competitive landscape that relates to the Company’s business; the Company’s supply chain; the targeted benefits of company cost reduction or optimization initiatives; natural disasters; various economic or political factors and international or national events, including related to global public health crises such as the COVID-19 pandemic (“Pandemic”), and the enactment of trade sanctions, tariffs, or other similar matters; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; environmental, health and safety laws and regulations, and related compliance and costs of compliance; the operation of facilities by the Company; the Company’s management; foreign exchange fluctuation; the Company’s current or future tax rate, including the effects of changes to tax laws in the jurisdictions in which the company operates; cybersecurity threats and vulnerabilities; and, financing facilities and related debt, pay off or payment of principal and interest, and compliance with covenants and other terms, uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors. Statements that are not historical facts, including statements about CMC’s beliefs, plans and expectations, are forward-looking statements. Such statements are based on current expectations of CMC’s management and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Except as required by law, CMC undertakes no obligation to update forward-looking statements made by it to reflect new information, subsequent events or circumstances. The section entitled “Risk Factors” of this Annual Report on Form 10-K describes some, but not all, of the factors that could cause these differences.

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
RECENT DEVELOPMENTS
Effective October 1, 2020, the Company changed its name from “Cabot Microelectronics Corporation” to “CMC Materials, Inc.”
On April 1, 2021 (“ITS Acquisition Date”), the Company completed the acquisition of 100% of International Test Solutions, LLC (“ITS”) (“ITS Acquisition”), which designs and produces high-performance consumables used to optimize critical semiconductor testing processes. This acquisition expands our product offering within the Electronic Materials business segment. The Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K include the financial results of ITS from the ITS Acquisition Date. See Note 4 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K for a discussion of the ITS Acquisition.
In the fourth quarter of fiscal 2019, we made a strategic decision to exit the wood treatment business by approximately early calendar year 2022, and focus our strategy and future capital investments on our other businesses. Leading up to the planned closure of the Matamoros and Tuscaloosa facilities, we intend to continue to operate the existing facilities and serve our wood treatment customers. For additional information, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K.
ELECTRONIC MATERIALS SEGMENT
The Electronic Materials segment consists of our chemical mechanical planarization (“CMP”) slurries, CMP pads, electronic chemicals, and materials technologies businesses. These businesses supply consumable products used in integrated circuit (“IC”) device manufacturing and other aspects of the semiconductor and data storage industries.
IC devices, or “chips”, are components in a wide range of electronic systems for computing, communications, manufacturing and transportation. The multi-step manufacturing process for IC devices typically begins with a circular wafer of pure silicon, which then undergoes a process of alternating insulating and conducting layers until the desired wiring within the IC device is achieved. At the conclusion of the process, the wafer is cut into individual IC devices, which are then packaged to form individual chips. Consumers most frequently encounter IC devices in smart phones and tablets, desktop or laptop computers, automotive applications, gaming devices, and televisions.
CMP SLURRIES AND CMP PADS
The Company develops, produces, and sells CMP slurries for polishing a wide range of materials used in IC devices, including tungsten, dielectric materials, copper, tantalum (commonly referred to as “barrier”), and aluminum, and for polishing bare silicon wafers, as well as disk substrates and magnetic heads used in hard disk drives. We also develop, manufacture, and sell CMP polishing pads, which are used in conjunction with slurries in the CMP process. Our CMP pads can be used on a variety of polishing tools and wafers, over a range of technology nodes and applications, including tungsten, copper, and dielectrics.
CMP slurries and pads (“CMP consumables”) are used to remove excess material that is deposited during the IC manufacturing process and to level and smooth the surfaces of the layers of IC devices via a combination of chemical reactions and mechanical abrasion, leaving minimal residue and defects on the surface, with only the material necessary for circuit integrity remaining. CMP enables IC device manufacturers to produce smaller, faster, and more complex IC with a greater density of transistors. CMP also helps reduce the number of defective or substandard IC devices, which increases the device yield. An effective CMP process is achieved through technical optimization of the CMP consumables in conjunction with an appropriately designed CMP process and generally requires slurries and pads to be qualified in its processes through an extensive series of tests and evaluations. While this qualification process varies depending on numerous factors, it can be costly and may take six months or longer to complete. IC device manufacturers usually assess quality, cost, time required, and impact on production when they consider implementing or switching to a new CMP slurry or pad.

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
Our electronic chemicals products include sulfuric, phosphoric, nitric and hydrofluoric acids, ammonium hydroxide, hydrogen peroxide, isopropyl alcohol, other specialty organic solvents and various blends of chemicals. As the IC manufacturing process moves to more advanced technology nodes and the complexity of the process continues to increase, quality and purity of the materials become even more critical to the device yield. Increasing levels of purity and achieving lower levels of variation in our electronic chemicals business are required to enable next-generation IC technologies. Our advanced chemical purification technologies, including distillation, ion exchange, gas adsorption, and filtration, are designed to provide consistently low contaminant levels in a variety of high-purity process chemicals. We continue to work to develop industry-leading metrology and analytical methods to measure the purity levels achieved.
MATERIALS TECHNOLOGIES
In our materials technologies business, which comprises the ITS business, we develop and manufacture high-performance consumable products for cleaning advanced probe cards and test sockets at semiconductor manufacturing facilities. These engineered polymer solutions improve customer yields and throughput in wafer and package test operations at semiconductor device manufacturers, foundries, and outsourced semiconductor assembly and test (OSAT) facilities. We also design innovative polymer products for semiconductor fabs that improve front-end tool uptime and reduce operating costs.
STRATEGY
Technology and innovation are vital to our Electronic Materials business, and we devote significant resources to research and development. We believe our focused effort on advanced technologies with technology-leading customers enables us to provide more compelling new products as semiconductor devices continue to advance. We focus our research and development activity to deliver innovative consumable products for advanced applications for our technology-leading customers. We have strategically located our research and development and clean room facilities, manufacturing operations, and related quality, field application, technical and customer support teams close to our customers to be responsive to their needs, which we believe provides us with a competitive advantage.
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
Over the past decade there has been a significant shift in semiconductor industry demand from IC devices for PCs to hand-held consumer electronic devices. Future demand for advanced semiconductor devices is expected to be driven by applications such as high performance computing, virtual and augmented reality, artificial intelligence, and 5G, as well as increased demand for greater connectivity with remote work and learning requirements, wearables, peripherals, the internet of things, and increased semiconductor content in automobiles. While demand conditions may fluctuate, we continue to believe that semiconductor industry demand will grow over the long term based on increased usage of IC devices in existing applications as well as future applications.

INDEX
Over the past several years, we have seen consolidation in the customer base within the semiconductor industry. Costs to achieve the required scale in manufacturing within the semiconductor industry continue to rise, along with the related costs of research and development, and larger manufacturers generally have greater access to the resources necessary to manage their businesses than do smaller participants.
As demand for more advanced and lower cost electronic devices grows, there is ongoing pressure on IC device manufacturers to reduce their costs. Manufacturers have historically reduced cost and simultaneously improved device performance by migrating to smaller technology nodes. To achieve performance and cost improvements, semiconductor manufacturers are placing greater emphasis on new device architectures, including 3D memory and FinFET. Many manufacturers reduce costs by pursuing ever-increasing scale in their operations, while seeking to reduce their production costs by increasing their production yields regardless of their scale. However, as the industry continues to shrink dimensions, leading edge technology node transitions are becoming more challenging due to technical and physical obstacles, and the pace of technology change has slowed. Thus, semiconductor manufacturers look for semiconductor materials products, such as CMP consumables and electronic chemicals, to help enable the achievement of technology progression with quality and performance attributes that can help them achieve their overall performance targets, cost structure, and to drive yield improvement.
DEMAND
Demand for our CMP consumables and electronic chemicals products reflects semiconductor industry demand patterns in terms of growth, cyclicality and seasonality, and varying demand for specific device types. Consistent with other participants in the semiconductor industry, we experienced increased demand from our customers in our fiscal 2021 from the prior year, as certain sectors such as cloud, PCs and servers continued to show strength, driven by the initial economic recovery from the Pandemic, particularly in the industrial and automotive sectors. Over the long term, we anticipate worldwide demand for CMP consumables and electronic chemicals used by IC device manufacturers to grow as a result of expected long-term growth in wafer starts, and the trend to more advanced technologies. With respect to CMP consumables, we believe there will continue to be an associated increase in the number of CMP polishing steps required to produce these advanced devices, and the introduction of new materials that are expected to require CMP. With respect to electronic chemicals, we believe there will be increasing demand as customers are transitioning to advanced technology nodes, which require an increasing number of processing steps used on each wafer and materials with higher purity levels.
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
For our electronic chemicals business, there are various competitors with whom we compete in different regions, through both localized production and importation. These competitors include Avantor, BASF, Honeywell, Kanto Corporation and Technic, among others. We believe our business in Europe is comparable to other providers, and other than in Singapore, at present we do not participate materially in the business in Asia.
CUSTOMERS, SALES, AND MARKETING
Within the semiconductor industry, our customers are generally producers of logic or memory IC devices, or providers of IC foundry services. Some logic customers, and so-called “fabless” companies, outsource some or all the production of their devices to foundries, which provide contract manufacturing services, in order to avoid the high cost of process development, construction and operation of a fab, or to provide additional capacity when needed.
We market our products primarily through direct sales to our customers, although we use distributors in certain areas, such as in China. We believe this strategy of primarily direct sales provides us an additional means to collaborate closely with our customers and provides our customers with the most efficient means by which to procure our products. As part of our sales process, our logistics and sales personnel provide supply, warehouse and inventory management services for our customers.
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

INDEX
Our global R&D team includes experts from the semiconductor industry and scientists and engineers from key disciplines required for the development of high-performance CMP consumable products. We operate CMP-related R&D facilities primarily in the U.S., with certain development capabilities in Taiwan and South Korea, as well as in Singapore for data storage products, and in Japan for silicon wafer products. We also operate electronic chemicals product development facilities in the U.S., Europe, and Singapore. In addition to R&D, we have a global team focused on quality improvements and analytical developments.
RAW MATERIALS SUPPLY
Engineered abrasive particles are significant raw materials we use in many of our CMP slurries; we also use certain raw materials in producing our CMP pads. Our strategy is to secure various sources of different raw materials, as appropriate, to enable the desired performance of our products, and monitor those sources as necessary to provide supply assurance. We have multi-year supply agreements with several suppliers for the purchase of raw materials in the interest of supply and quality assurance, and to control costs.
In our electronic chemicals business, we rely on a variety of suppliers for our raw materials, some of which we purchase pursuant to purchase orders, and others which we purchase under supply contracts. The number of suppliers is often limited, particularly as to the specific grade of raw material required by us to supply high purity products to our customers.
PERFORMANCE MATERIALS SEGMENT
Our Performance Materials segment includes our pipeline and industrial materials (“PIM”), wood treatment, and QED Technologies International, Inc. (“QED”) businesses. We are a leading global provider of products, services, and solutions for optimizing pipeline throughput and maximizing performance and safety. Our PIM products include drag-reducing agents (“DRAs”), valve greases, cleaners and sealants, and related equipment supporting pipeline and adjacent industries. We also provide routine and emergency maintenance services as well as training for customers in the pipeline and adjacent industries worldwide. Through QED, our precision optics business, we serve the precision optics industry with capital equipment, consumables, and services. KMG-Bernuth operates the wood treatment business, which manufactures and sells wood treatment preservatives made from pentachlorophenol (“penta”) for utility poles and crossarms.
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
We develop, manufacture, and sell products used for maintaining and extending the operational lifespan of lubricated isolation valves. We also service valves inline and under pressure through our field services division and provide training to customers in the pipeline and adjacent industries globally.
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
In the fourth quarter of fiscal 2019, we made a decision to exit the wood treatment business and focus our strategy and future capital investments on our other businesses. Our Matamoros, Mexico facility will continue to produce an intermediate product until it ceases operations by the end of December 2021. Our Tuscaloosa, Alabama plant will continue to process and sell to customers this intermediate product, into approximately the second quarter of fiscal year 2022. For additional information, refer to Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K.

INDEX
QED
QED is a leading provider of deterministic finishing and advanced measurement technology to the precision optics industry. We design and produce precision polishing and metrology systems for advanced optics applications that allow customers to attain near-perfect shape and surface finish on a range of optical components such as mirrors, lenses and prisms. QED’s products also include magneto-rheological polishing fluids, consumables, spare and replacement parts, as well as optical polishing services and other customer support services. We are applying our technical expertise in polishing techniques to applications in other industries where shaping, enabling, and enhancing the performance of surfaces is critical to success. We believe precision optics are pervasive, serving several large existing industries such as semiconductor equipment, aerospace, defense, biomedical, research and digital imaging.
STRATEGY
Our strategy for our Performance Materials segment includes expanding the PIM business, delivering high quality products to our customers, and driving demand for our products.
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
DEMAND
PIM PRODUCTS AND SERVICES
Demand for our PIM products and services is driven by new pipeline construction, increasing rate of adoption, oil and gas production capacity, and focus on safety for the aging infrastructure. Demand for our PIM products has been negatively impacted by the Pandemic and the related extreme global reduction in and restrictions related to plane, automotive, and industrial activity. Although improving, the impact of the Pandemic on the oil and gas industry resulted in an impairment charge in our PIM business unit in our second fiscal quarter of fiscal 2021. However, as the industry recovers, we expect to drive growth in our PIM business.
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
COMPETITION
In our PIM business, LiquidPower Specialty Products Inc. holds a leading position in DRAs, with Baker Hughes as another primary provider. There are also other smaller participants in the sector. For our additional PIM products and services, however, participants include numerous other businesses with none appearing to hold a leadership position.
In QED, there are few direct competitors but we believe our technology is unique and provides a competitive advantage to customers in the precision optics industry, which still relies heavily on traditional artisanal methods of fabrication.
In our wood treatment business, we are the only manufacturer of penta-based wood treatment preservatives in North America.

INDEX
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
WOOD TREATMENT
We are the only manufacturer of penta-based wood treatment preservatives for utility poles and crossarms in North America and only supply penta to customers in the U.S. and Canada. We do not have other products or business in this area.
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
RAW MATERIALS SUPPLY
For both our PIM products and our wood treatment products, we depend on outside suppliers for the raw materials needed to produce them and are subject to fluctuations in the price of those materials, which we purchase from a limited number of suppliers. Most of QED’s business is capital equipment-based, thus, there are minimal raw material supply issues that we face within this business unit.
INTELLECTUAL PROPERTY
We believe our intellectual property is important to our success and ability to compete, and in addition to it, we also differentiate our products and technology by their high quality and reliability, and our quality systems, global supply chain and logistics. As of October 31, 2021, we had approximately 1,440 active worldwide patents, of which approximately 280 are U.S. patents, and approximately 350 pending worldwide patent applications, of which approximately 50 are in the U.S.
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

INDEX
ENVIRONMENTAL, SAFETY AND HEALTH AND OTHER REGULATORY MATTERS
ENVIRONMENTAL, SAFETY AND HEALTH MATTERS
Our facilities and operations are subject to various environmental, safety, and human health laws and regulations, both at a federal and state or local level, including those relating to air emissions, wastewater discharges, chemical manufacture and distribution, the handling and disposal of solid and hazardous wastes, storage and disposal, and various other occupational safety and health matters. Governmental authorities can enforce compliance with their regulations, and violators may be subject to civil, criminal, and administrative penalties, injunctions, or both. We believe that our facilities are in substantial compliance with applicable environmental laws and regulations. Our major operations in the U.S., France, Italy, Japan, Singapore, South Korea, Taiwan, and the United Kingdom are certified under current ISO 14001 Environmental and ISO 45001 Safety and Health standards, which require that we implement and operate according to various procedures that demonstrate waste reduction, energy conservation, injury reduction and other environmental, health and safety objectives. We continue to pursue certification of certain additional facilities under the ISO 45001 standards. For our ongoing businesses we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental, safety and health laws and regulations in the U.S. and other countries in which we do business, but we do not expect these costs will be material. For additional information, refer to Item 1A “Risk Factors”, Item 3 “Legal Proceedings”, and Note 19 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K.
EMPLOYMENT AND LABOR RELATIONS MATTERS
We are subject to numerous foreign, federal, state and local government laws and regulations governing our relationships with our employees, including those relating to minimum wage, overtime, working conditions, hiring and firing, non-discrimination, work permits and employee benefits. We believe that our operations are in substantial compliance with such laws and regulations. We have not experienced any significant work stoppages or disruptions to our business relating to employee matters. We believe that our relationship with our employees is good. For additional information, refer to Item 1A “Risk Factors” and Item 1, Business, Environmental, Safety and Health and Other Regulatory Matters -- “Employees and Talent (Human Capital) Management.”
IMPORT AND EXPORT CONTROL AND RELATED MATTERS
We manufacture, market and sell our products both inside and outside the U.S. Certain products are subject to the Export Administration Regulations, administered by the U.S. Department of Commerce, Bureau of Industry and Security, which require that we obtain an export license before we can export certain controlled products or technology to specified countries. Additionally, some of our QED products are subject to the International Traffic in Arms Regulations, which restrict the export of information and material that may be used for military or intelligence applications by a foreign person. We also are subject to the import regulations administered by U.S. Customs and Border Protection, and to the regulations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, implementing economic sanctions against designated countries, governments, and persons based on U.S. foreign policy and national security considerations.
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
We are focused on employee safety and health and a shared culture of results, caring, candor, and learning, which are foundations of our Company’s values, and are expressed in our Code of Business Conduct, to which all employees certify, and related policies and procedures in the countries in which we do business. With respect to employee health and safety measures, we focus on ongoing education with respect to environmental, health and safety (“EHS”) matters, and injury prevention and reduction across all our operations. We track injury rates on an ongoing basis and compare them to the average injury rates for chemical manufacturers as well as to semiconductor industry manufacturers; we believe we have been below each of these industry averages for the past five years.

INDEX
In fiscal 2020 we urgently focused our EHS efforts around the world, including education and enhanced health and safety protocols, on employee well-being and prevention of the spread of the Pandemic at our facilities and in our communities. Through fiscal 2021, we have continued to focus on health and safety in our response to the Pandemic, including encouragement and support of vaccinations for our employees, social distancing protocols, work-from-home flexibility, and restrictions on non-essential travel. We expect to continue to adhere to these measures until the Pandemic is adequately contained, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees and the business overall. For additional information, refer to Item 1A “Risk Factors.”
As of September 30, 2021, we employed approximately 2,200 individuals, including approximately 1,500 in operations, approximately 300 in research and development and technical, and approximately 400 in sales, general and administration. Approximately 1,200 of these individuals located in the U.S. and approximately 1,000 of these individuals located outside of the U.S., with approximately 700 in Asia Pacific, approximately 200 in Europe and approximately 100 in Canada and Mexico.
We believe that attracting and maintaining diverse talent in our workforce is an important driver of company performance. We are committed in our efforts to increase diversity and foster an inclusive work environment that welcomes and values the unique backgrounds, cultures, ethnicities, genders, experiences, and perspectives of our employees globally. Of our Executive Officers, 50% identify as female and 50% identify as male.
To support our employees in advancing their careers, we offer a wide range of formal and informal training opportunities. We have a performance management framework that includes goal setting, feedback and coaching, performance reviews, and professional development.
In general, our employees are not covered by collective bargaining agreements, but we do have some workers who are subject to such agreements, or part of workers’ councils, or similar arrangements, primarily in Europe, Mexico, and Singapore. We provide various employee benefits to our employees around the world. Some examples of this are: an employee stock purchase plan, a parental leave program, and a paid time off program to global employees; statutory health care and pension benefits to our employees outside the U.S.; and, a health and welfare benefits plan and a defined contribution savings plan to U.S. employees. See Note 17 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For financial information about geographic areas, see Note 22 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K.
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
The global impact of the Pandemic created significant volatility, uncertainty and economic disruption across the world and in the countries and locations in which we and our customers and suppliers operate, which continues in varying degrees and locations, especially in places experiencing low vaccination rates and/or the spread of variants of the COVID-19 virus. Overall, our Electronic Materials segment has remained generally stable throughout the Pandemic, and has showed strengthening through fiscal year 2020 and 2021, with increased demand conditions in fiscal 2021 from the prior year in each of our Electronic Materials businesses, despite the ongoing nature of the Pandemic. With respect to our Performance Materials segment, the Pandemic has had a significant adverse impact on our Performance Materials’ PIM business, which first appeared during the second half of our fiscal year 2020 and has continued through fiscal year 2021, as the demand for drag reducing agents (“DRAs”) declined significantly due to the ongoing dislocation in the energy sector caused by the Pandemic. Although this business showed some improvement in demand conditions at different times during fiscal 2021, recovery has been lower than anticipated, and as described in Note 9 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K, certain factors related to it continue to adversely affect the PIM reporting unit. The extent to which the ongoing Pandemic may further impact our business, operations, results of operations and financial condition is uncertain and difficult to estimate, and depends on numerous evolving factors that we may not be able to accurately predict, which may include: An additional decrease in short-term and long-term demand and pricing for our products and services, and an ongoing adverse global economic environment with respect to inflationary pressures and supply chain dislocations that could further reduce demand and/or pricing for our products and services; Disruptions to our supply chain in connection with the sourcing of or pricing for materials, equipment and logistics or other services and support necessary to our business as a longer term result of the Pandemic and efforts to contain the spread of the Pandemic; Adverse impacts on our business and those of our customers resulting from renewed actions taken by governments, businesses, or the general public in an effort to limit exposure to and spread of such infectious diseases, such as renewed travel restrictions, quarantines, and business shutdowns or slowdowns; Negative impacts to our operations, including reductions in production levels, research and development (“R&D”) activities, and qualification activities with our customers, and increased costs resulting from our efforts to mitigate the impact of the Pandemic through additional or continued social-distancing measures we have enacted at our locations around the world in an effort to protect our employees’ health and well-being (including working from home, reducing the number of employees or others in our sites at any one time and how such individuals perform work while at our sites, redesigning or adjusting our manufacturing, R&D and office facilities, and suspending or limiting employee travel); and, deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in losses on our accounts receivables due to credit defaults or our customers’ inability to pay. Although the rollout of vaccination programs in the U.S., Europe, parts of Asia and other places in which we operate is encouraging with respect to the containment and abatement of the Pandemic, limited availability of vaccines in certain places and/or low vaccination rates, contributes to ongoing uncertainty with respect to the Pandemic’s impact on our business and operations, and the resumption of what was previously considered normal business operations after such interruption also remains uncertain, and may be further delayed or constrained by lingering effects of the Pandemic on our Company and our customers, suppliers, and third-party service providers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition; an example of such effect is the impairment charge related to our PIM business described in Note 9 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K. A further sustained or prolonged outbreak or return of the Pandemic in the places in which we do business, such as that seen in the spread of variants of the COVID-19 virus through our fiscal 2021, could exacerbate the adverse impact of such measures on our Company.

INDEX
DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC, INDUSTRY AND OTHER CONDITIONS
Our business is affected by economic and industry conditions, such as those still being adversely affected by the Pandemic, and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor industry demand. With respect to our Electronic Materials segment, historically, semiconductor industry demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, prior to the Pandemic, the relatively soft demand conditions in the semiconductor industry that had commenced in our second fiscal quarter of 2019 and continued into our first fiscal quarter of 2020 had begun to ameliorate in the beginning of the second fiscal quarter of 2020. While our Electronic Materials segment experienced relatively stable conditions during the second half of fiscal 2020 and showed strengthening through fiscal 2021, uncertainty remains as to our fiscal 2022 demand conditions for the semiconductor industry given the ongoing nature of the Pandemic and related macroeconomic challenges, including inflationary pressures, supply chain and logistics challenges, as well as related including supply constraints at our customers serving certain areas, such as the automotive and industrial sectors. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends, especially during unusual adverse circumstances, such as the Pandemic and related macroeconomic factors. If the global economy or the semiconductor industry does not continue to improve or weakens again, whether in general or as a result of the Pandemic or other specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, geopolitical conditions and international trade tensions, civil unrest, geopolitical factors, or additional global health crises, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices such as logic versus memory integrated circuit (“IC”) devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers’ device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.
As to our Performance Materials segment our PIM business may continue to be impacted by changes in the oil and gas industries, such as we have seen since the second half of our fiscal 2020 and through our fiscal 2021 resulting from ongoing significant dislocation in these industries caused by the Pandemic and supply chain related challenges. Expectations about future prices and price volatility in the sector, which affect our customers’ activity levels, are important in determining future spending levels for customers of our PIM products and services. The ongoing volatility in worldwide oil and natural gas prices and markets are an example of historical volatility in this sector, and such volatility is likely to continue in the future. As is currently the case, prices for oil and natural gas are subject to wide fluctuations in response to relatively minor or major changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, decreases or increases in supplies from U.S. shale production or other oil production, geopolitical conditions, including civil unrest and international trade tensions, sovereign debt crises, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to economic growth or contraction such as seen related to the Pandemic, and related factors in countries such as China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the Organization of the Petroleum Exporting Countries and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions, such as those currently seen arising from the Pandemic.
Further, adverse global economic, industry and other conditions such as those arising from the Pandemic could have other negative effects on our Company. For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production processes could be harmed if our suppliers significantly raise their prices, or cannot fulfill their obligations, to us. As a result of these or other conditions, and as experienced in our second fiscal quarter with the impairment charge we took in our PIM business unit, further described in Note 9 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K, we also might have to further reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.

INDEX
WE MAY PURSUE ACQUISITIONS OF, INVESTMENTS IN, AND MERGERS OR STRATEGIC ALLIANCES WITH OTHER ENTITIES, WHICH COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF THEY ARE UNSUCCESSFUL, OR WE MAY ENCOUNTER UNANTICIPATED ISSUES IN IMPLEMENTING THEM
We expect to continue to make investments in technologies, assets and companies, either through acquisitions, mergers, investments or alliances, in order to supplement our organic growth and development efforts. Acquisitions, mergers, and investments, including the acquisition of KMG, which we completed in November 2018, and the ITS Acquisition, which we completed in April 2021, involve numerous risks, including the following: difficulties and risks in integrating the operations, technologies, digital and physical security, compliance programs, products and personnel of acquired companies; difficulties and risks from unanticipated issues arising subsequent to a transaction related to the other entity; potential disruption of relationships with third parties such as customers or suppliers; diversion of management's attention from normal daily operations of the business; increased risk associated with foreign operations including exposure to new rules, regulations, customs and workforce expectations; potential difficulties and risks in entering markets or industries in which we have limited or no direct prior experience and/or where competitors have stronger positions; potential difficulties and unexpected situations arising in operating new businesses with different business models, facilities and operations; potential difficulties with regulatory or contract compliance in areas in which we have limited or no experience; initial dependence on unfamiliar supply chains or relatively small supply partners; insufficient revenue to offset increased expenses associated with acquisitions; potential loss of key employees of the acquired companies; or inability to effectively cooperate and collaborate with our alliance partners.
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
In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of customer relationships, trade names and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected. Examples of asset impairment charges we recently incurred include the charge we took in the second quarter of fiscal 2021 related to the PIM business unit and the charge we took in each the fourth quarter of fiscal 2019, the fourth quarter of fiscal 2020, and the each of our four quarters of fiscal 2021 related to the KMG wood treatment business due to our decision in fiscal 2019 to exit this business. We expect that the carrying value of the wood treatment reporting unit will not be recoverable, resulting in future impairments of goodwill. The amount of such impairments could be material and could adversely affect our results of operations and financial condition. See Notes 9 and 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion.
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
Our customer base is concentrated among a limited number of large customers in each of our segments. Currently, our principal business supplies electronic materials primarily to the semiconductor industry. The semiconductor industry has been consolidating as the larger semiconductor manufacturers have generally grown faster than the smaller ones, through business gains, mergers and acquisitions, and strategic alliances. Industry analysts predict that this trend will continue, which means the semiconductor industry will continue to be comprised of fewer and larger participants in the future if their prediction is correct. In addition, our customer base in our PIM business is also somewhat concentrated, with large entities predominant, and outside of the U.S., these entities frequently are state-owned or sponsored, and limited in number per country. One or more of these principal customers could stop buying products from us or could substantially reduce the quantity of products purchased from us. Our principal customers in both our segments also hold considerable purchasing power, which can impact the pricing and terms of sale of our products. Any deferral or significant reduction in the quantity or price of products sold to these principal customers, an inability to raise prices to address cost pressures or otherwise, or a weakening of the financial condition of or failure to perform contractual obligations by one of these principal customers, could significantly harm our business, financial condition and results of operations.
ANY PROBLEM OR DISRUPTION IN OUR SUPPLY CHAIN, INCLUDING SUPPLY OF OUR MOST IMPORTANT RAW MATERIALS, OR IN OUR ABILITY TO MANUFACTURE OR DELIVER OUR PRODUCTS TO OUR CUSTOMERS, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS
We depend on our supply chain to enable us to meet the demands of our customers. Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers. Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our products, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, logistics challenges, global public health crises such as the ongoing Pandemic, geopolitical, trade or labor-related issues, civil unrest, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers. In particular, natural disasters and severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our operations by disrupting services provided by service companies or suppliers with whom we have a business relationship. Additionally, some of our full-time employees are represented by labor unions, works councils or comparable organizations, particularly in Mexico and Europe. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. As our current agreements with labor unions and works councils expire, we cannot provide assurance that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations. As experienced in the second half of our fiscal 2021 and ongoing, our supply chain may also be negatively impacted by unanticipated price increases due to factors such as inflation or to supply restrictions beyond the control of our Company or our raw materials suppliers, such as those related to or arising from the Pandemic.

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
OUR BUSINESS COULD BE ADVERSELY IMPACTED IF WE ARE NOT SUCCESSFUL IN ACHIEVING TARGETED SAVINGS AND EFFICIENCIES FROM COST REDUCTION INITIATIVES
To mitigate cost challenges and improve our business and financial performance, we have initiated an enterprise-wide cost optimization program designed to reduce expenses and enhance operational efficiencies. These actions may include position eliminations, location rationalization, and reductions in outside services and discretionary spending, as well as other actions to reduce costs. We may not realize anticipated cost savings or other benefits from such initiatives, whether at all or according to timetables we have established. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected, and failure to implement these initiatives in accordance with our plans could adversely affect our business.
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
WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS
We currently have operations and a large customer base outside the U.S. Approximately 68% of our revenue was generated by sales to customers outside the U.S. for the fiscal year ended September 30, 2021. We may encounter risks in doing business in certain countries other than the U.S., including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the U.S. with respect to non-U.S. operations of U.S. businesses like ours, geopolitical and/or trade tensions, global health crises such as the ongoing Pandemic, civil unrest, fluctuation in exchange rates, changes in international trade requirements and sanctions and/or tariffs that affect our business and that of our customers and suppliers, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights. We also may encounter risks that we may not be able to repatriate additional earnings from our operations outside the U.S., derive anticipated tax benefits of these operations or recover the investments made in them, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business, or other factors.

INDEX
In particular, China continues to be an important market for the semiconductor industry, and an area of continued potential growth for us. As business between China and the rest of the world has continued to grow, there is risk that geopolitical, political, diplomatic and national security factors, changes in U.S. and foreign laws and regulations, the imposition of trade restrictions, tariffs and taxes, and global public health crises such as the Pandemic could adversely affect business for companies like ours. This is due in significant part to the complex relationships among China, the U.S., and other countries, especially those in the Asia Pacific region, such as Taiwan, which also is important to our company with respect ot our customers as well as our operations, which could have a material adverse impact on our business. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or, provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, including our results of operations. Also, as seen in fiscal year 2020 and fiscal 2021, there are risks that the U.S. government may impose additional export restrictions on technology and products that companies that operate in the semiconductor industry supply to or use in China, which could adversely impact our business and our results of operations.
In addition, we have operations and customers located in the United Kingdom, which exited the European Union (“EU”). As the transitional provisions under which the United Kingdom and the EU had agreed to operate expired at the end of December 2020, and the parties are still in the process of implementing new trade agreements, the related impacts on our business remain unclear.
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
Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive and stringent federal, state, local and foreign Environmental, Health and Safety (“EHS”) laws and regulations, including those concerning, among other things:
•the marketing, sale, use and registration of our chemical products, such as penta, which is part of the wood treatment business in our Performance Materials segment;
•the treatment, storage and disposal of wastes;
•the investigation and remediation of contaminated media including but not limited to soil and groundwater;
•the discharge of effluents into waterways;
•the emission of substances into the air; and
•other matters relating to environmental protection and various health and safety matters.
The United States EPA and other federal and state agencies in the U.S., as well as comparable agencies in other countries where we have facilities or sell our products, such as Canada or Mexico, have the authority to promulgate regulations that could have a material adverse impact on our operations. These EHS laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution and other EHS concerns resulting from our operations. Compliance with EHS laws and regulations has resulted in ongoing costs for us and could restrict our ability to modify or expand our facilities, continue production, require us to install costly emission control equipment, or incur significant other expenses, including environmental compliance costs. We continue to manage environmental compliance activities at certain sites, such as at KMG-Bernuth’s Tuscaloosa, Alabama facility as described in Note 19 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K. We have incurred, and expect to continue to incur, significant costs to comply with EHS laws or to address liabilities for contamination resulting from past or present operations. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of EHS laws and regulations, and could, among other things, impose liability on us to cleanup or to respond to potential damages to the environment or natural resources resulting from a release of pesticides, hazardous materials or other chemicals into the environment. We maintain insurance coverage for sudden and accidental environmental pollution or damages. We do not believe that insurance coverage for environmental pollution or damage that occurs over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental pollution incidents is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases; the KMG-Bernuth warehouse fire, as described in Note 19 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K, may be such an instance.

INDEX
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
Governmental regulatory authorities have required, and may require in the future, that certain scientific testing and data production be provided on our products. Under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), the EPA requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement significantly increases our Operating expenses, and we expect those expenses will continue in the future while we operate the wood treatment business. Because scientific analyses are constantly improving, we cannot determine with certainty whether or not new or additional tests may be required by regulatory authorities. While good laboratory practice standards specify the minimum protocols and procedures that must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance that the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future and proposed amendments to the Toxic Substances Control Act could result in increased regulatory controls , additional testing of chemicals we manufacture and could increase the costs of compliance for our operations. We can provide no assurance that the cost of such compliance will not adversely affect our profitability. Our products could also be subject to other future regulatory action that may result in restricting or completely banning their use which could have an adverse effect on our performance and results of operations.

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
2. The classification of penta as a Persistent Organic Pollutant (“POP”) under the Stockholm Convention adversely affected our ability to manufacture or sell our penta products: The Conference of the Parties (“COP”) accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and crossarms could continue for an extended period of five to ten years. KMG-Bernuth supplies penta to industrial customers who use it primarily to treat utility poles and crossarms. The U.S. is not bound by the determination of the COP because it did not ratify the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. KMG-Bernuth’s sole penta manufacturing facility is located in Matamoros, Mexico, and its processing facility is located in Tuscaloosa, Alabama. As a result of the classification of penta as a POP, the Mexican government requires KMG-Bernuth to cease producing penta in Mexico by the end of calendar year 2021. In July 2020, the Canadian government released a proposed order that sales and use of penta in Canada be ceased, but such proposed order is subject to a comment period and is not final, and no timing for any such order, if implemented, has been proposed. In March 2021, the EPA issued a preliminary interim registration review decision (“PID”) proposing the cancellation of penta registration and implementation of a five-year phase-out period for production and sell-through of penta stocks. We do not believe the PID or the Canadian government proposed order have a significant adverse effect on our business because in July 2019, KMG-Bernuth had communicated that we did not intend to continue the wood treatment business past approximately the end of calendar year 2021. We took a restructuring charge in our fourth fiscal quarter of 2019, and asset impairment charges in each of our fourth fiscal quarters of 2020 and 2019, as well as in each of our fiscal quarters of fiscal 2021, related to the decisions to close the Matamoros and Tuscaloosa facilities and to exit the wood treatment business, as described further in Note 19 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K. We expect to take additional impairment charges related to the wood treatment business as we approach the closure dates of the facilities. No assurance can be given that we will not incur significant expenditures in connection with closing the facilities, or that the ultimate action of the COP and our related decisions will not adversely impact on our financial condition and results of operation.
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
We cannot provide assurance that the EPA, foreign and state regulators or local governments will not restrict the uses of certain of our products, like penta, or ban the use of one or more of these products or the raw materials in them. Similarly, companies who use our products may voluntarily decide to reduce significantly or cease the use of our products. As a result, our products may become obsolete or less attractive to our customers.
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
In the future we may be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Our credit agreement as amended (“Amended Credit Agreement”) contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under it. Furthermore, additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants that could further restrict our business activities or our ability to execute our strategic objectives and could reduce our profitability. If we raise or borrow funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our global headquarters and research and development facilities are located in Aurora, Illinois. As of September 30, 2021, we operated 45 facilities globally, of which 16 facilities are owned by the company and 29 are leased. The Company operates in 19 facilities located in the U.S. and 26 located outside the U.S. The facilities outside the U.S. include locations in Taiwan, Japan, South Korea, Singapore, China, Canada, Mexico, Italy, France, and the United Kingdom.
We believe that our facilities are suitable and adequate for their intended purpose and provide us with sufficient capacity and capacity expansion opportunities and technological capability to meet our current and expected demand in the foreseeable future. We intend to expand certain of our facilities to meet our anticipated business needs.
ITEM 3. LEGAL PROCEEDINGS
We periodically become a party to legal proceedings, arbitrations, regulatory proceedings, inquiries and investigations (“contingencies”) arising in the ordinary course of our business operations. The ultimate resolution of these contingencies is subject to significant uncertainty, and should we fail to prevail in any of them or should several of them be resolved against us in the same reporting period, these matters could, individually or in the aggregate, be material to our Consolidated Financial Statements. One of these contingencies, related to Star Lake Canal, which we assumed in connection with the acquisition of KMG, is discussed in Note 19 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in our Consolidated Financial Statements.
We also may face other governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with Star Lake Canal or other past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Other than as described herein, we are not involved in any legal proceedings that we believe could have a material impact on our consolidated financial position, results of operations or cash flows. The information set forth in Item 1A “Risk Factors” and Note 19 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K is incorporated by reference into this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES

INDEX
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below is information of our executive officers and their ages as of October 31, 2021.

Name	Age	Present Position	Fiscal Year Appointed to Current Position	Other Positions Held Between Fiscal 2017-2021[1]
David H. Li	48	President and Chief Executive Officer	2015
Scott D. Beamer	50	Vice President and Chief Financial Officer	2018	Vice President and Chief Financial Officer, Stepan Company, 2013-2018
H. Carol Bernstein	61	Vice President, Secretary and General Counsel	2000
Jeffrey M. Dysard	48	Vice President and President, Performance Materials	2019	General Manager of CMP Slurries, 2018-2019; General Manager of CMP Pads, 2016-2018
Colleen E. Mumford	45	Vice President, Communications and Marketing	2020	Corporate Relations Director, 2018-2019; Human Resources Director, 2015-2018
Eleanor K. Thorp	47	Vice President, Human Resources	2018	Head of Human Resources and Recruiting at Sephora Digital SEA, 2015-2018
Daniel D. Woodland	51	Vice President and President, Electronic Materials	2019	Vice President and Chief Marketing and Operations Officer, 2017-2019; Vice President of Marketing, 2015-2017
Jeanette A. Press	46	Corporate Controller and Principal Accounting Officer	2020	Vice President and Principal Accounting Officer, Univar Solutions, 2019-2020; Vice President and Principal Accounting Officer, USG Corporation, 2014-2019
1.Fiscal years for other positions held include partial years if held for any portion of that fiscal year

INDEX
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market under the symbol “CCMP.” As of October 31, 2021, there were approximately 569 holders of record of our common stock. In January 2016, we announced that our Board of Directors authorized the initiation of a regular dividend program under which the Company intends to pay quarterly cash dividends on our common stock. The declaration and payment of future dividends is subject to the discretion and determination of the Company’s Board of Directors and management, based on a variety of factors, and the program may be suspended, terminated or modified at any time for any reason.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - 31, 2021	25	$144.12	25	$141,208
August 1 - 31, 2021	612	125.13	612	64,558
September 1 - 30, 2021	185	133.19	185	39,975
Total	822	$127.52	822	$39,975
In March 2021, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $26.3 million to $150.0 million. Under this program, we repurchased 924 thousand shares for $120.0 million in fiscal 2021. As of September 30, 2021, $40.0 million remained available under our share repurchase program. The manner in which the Company repurchases its shares is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources,” of this Annual Report on Form 10-K. To date, we have funded share purchases under our share repurchase program from our available cash balance, and anticipate we will continue to do so.
Separate from this share repurchase program, a total of 37 thousand shares were withheld from equity award recipients to cover payroll taxes on the vesting of shares of restricted stock or restricted stock units during fiscal 2021 pursuant to the terms of our CMC Materials, Inc. 2012 Omnibus Incentive Plan (“Prior Plan”) and our CMC Materials, Inc. 2021 Omnibus Incentive Plan (“OIP”).
EQUITY COMPENSATION PLAN INFORMATION
See Part III, Item 12 of this Annual Report on Form 10-K for information regarding shares of common stock that may be issued under the Company’s existing equity compensation plans.

INDEX
STOCK PERFORMANCE GRAPH
The following graph illustrates the cumulative total stockholder return on our common stock during the period from September 30, 2016 through September 30, 2021 and compares it with the cumulative total return on the NASDAQ Composite Index and the Philadelphia Semiconductor Index (PHLX). The comparison assumes $100 was invested on September 30, 2016 in our common stock and in each of the foregoing indices and assumes reinvestment of the quarterly cash dividends declared in each fiscal year from 2017 to 2021. The performance shown is not necessarily indicative of future performance. Refer to Part 1, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

	9/16	12/16	3/17	6/17	9/17	12/17	3/18	6/18	9/18	12/18	3/19
CMC Materials, Inc.	$100.00	$119.73	$145.60	$140.70	$152.73	$180.14	$205.83	$207.45	$198.98	$185.48	$218.61
NASDAQ Composite	100.00	101.66	111.95	116.61	123.68	131.78	135.19	144.13	154.82	128.04	149.56
PHLX Semiconductor	100.00	108.92	121.99	125.49	142.61	153.08	162.95	162.02	169.26	143.83	174.54

	6/19	9/19	12/19	3/20	6/20	9/20	12/20	3/21	6/21	9/21
CMC Materials, Inc.	$215.78	$276.80	$284.62	$226.19	$277.41	$283.91	$302.59	$354.52	$303.21	$247.88
NASDAQ Composite	155.35	155.63	175.03	150.60	197.21	219.37	253.64	261.14	286.40	285.75
PHLX Semiconductor	183.58	197.01	234.81	192.66	255.79	288.62	360.82	404.53	434.39	424.30

INDEX
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) should be read in conjunction with our historical financial statements and “Notes to the Consolidated Financial Statements,” which are included in Item 8 of Part II of this Annual Report on Form 10-K. For management’s discussion and analysis of our results of operations for fiscal 2020 as compared to fiscal 2019 please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K for our fiscal year ended September 30, 2020, filed with the SEC on November 17, 2020, which is incorporated herein by reference.
OVERVIEW
CMC is a leading global supplier of consumable materials, primarily to semiconductor manufacturers. The Company’s electronic materials products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. The Company also provides performance materials to pipeline companies, and its PIM products and services provide solutions for optimizing pipeline throughput and maximizing performance and safety.
While the Pandemic continues to cause global macroeconomic uncertainty worldwide and in the countries and locations in which we and our customers and suppliers operate, our business in our fiscal 2021 showed continued resiliency overall. In our Electronic Materials business segment, which represents approximately 80% of our revenue, we experienced growth from each of our businesses over the prior fiscal year. We continue to experience solid demand from our semiconductor customers, as certain sectors such as cloud, PCs and servers continue to show strength, driven by the ongoing economic recovery from the Pandemic, particularly in the industrial and automotive sectors. In addition, our Performance Materials business segment showed improved demand in our wood treatment and QED businesses over the prior year. Our PIM business continues to be negatively impacted by the Pandemic. Throughout the Pandemic, our primary focus has been and continues to be on the health and well-being of our employees and the ongoing operation of our facilities worldwide according to our business continuity plans, which we refine on an ongoing basis.
To date, we have not seen a meaningful impact from the Pandemic on our ability to manufacture and deliver products to our customers, but we have experienced a rise in certain raw material costs and broad constraints in the global supply chain, including in logistics, and adversely impacting freight and logistics costs. Although improving, the Pandemic has negatively impacted some of the industries we serve, primarily the pipeline industry, and as a result we took an impairment charge in our PIM business unit in our second fiscal quarter of fiscal 2021. Depending on industry recovery, we expect to drive growth in our PIM business.
The extent to which the Pandemic may further impact our business, operations, results of operations and financial condition going forward is uncertain and difficult to estimate, and depends on numerous evolving and potentially unknown factors.
Recent Developments and Items Impacting Comparability
The Company completed the ITS Acquisition on the ITS Acquisition Date and the Consolidated Financial Statements included in this Annual Report on Form 10-K include the financial results of ITS since that date. For additional information, refer to Part 1, Item 1 “Business” in this Annual Report on Form 10-K.
In the fourth quarter of fiscal 2019, we made a decision to exit the wood treatment business and focus our strategy and future capital investments on our other businesses. Our Matamoros, Mexico facility will continue to produce an intermediate product until it ceases operations by the end of December 2021. Our Tuscaloosa, Alabama plant will continue to process and sell to customers this intermediate product, into approximately the second quarter of fiscal year 2022.

INDEX
RESULTS OF OPERATIONS
The following table sets forth the changes in balances on the Consolidated Statement of (Loss) Income along with the percentage of revenue of certain line items included in our historical statements of income for the periods indicated:

	Year Ended September 30,
(In thousands)	2021		2020		$ Change	% Change
Revenue	$1,199,831	100.0%	$1,116,270	100.0%	$83,561	7.5%
Cost of sales	701,662	58.5%	627,669	56.2%	73,993	11.8%
Gross profit	498,169	41.5%	488,601	43.8%	9,568	2.0%

Research, development and technical	54,195	4.5%	52,311	4.7%	1,884	3.6%
Selling, general and administrative	228,886	19.1%	217,071	19.4%	11,815	5.4%
Impairment charges	230,392	19.2%	2,314	0.2%	228,078	9856.4%
Total operating expenses	513,473	42.8%	271,696	24.3%	241,777	89.0%

Operating (loss) income	(15,304)	(1.3)%	216,905	19.4%	(232,209)	(107.1)%
Interest expense, net	38,360	3.2%	41,840	3.7%	(3,480)	(8.3)%
Other expense, net	(1,130)	(0.1)%	(1,718)	(0.2)%	588	34.2%
(Loss) income before income taxes	(54,794)	(4.6)%	173,347	15.5%	(228,141)	(131.6)%
Provision for income taxes	13,783	1.1%	30,519	2.7%	(16,736)	(54.8)%

Net (loss) income	$(68,577)	(5.7)%	$142,828	12.8%	$(211,405)	(148.0)%
Most of CMC’s foreign operations maintain their accounting records in their local currencies. As a result, period to period comparability of results of operations is affected by fluctuations in exchange rates. The impact on comparability is not material in any given period.
YEAR ENDED SEPTEMBER 30, 2021, AS COMPARED TO YEAR ENDED SEPTEMBER 30, 2020
REVENUE
The increase in Revenue was primarily due to the increased demand for our products, selected price increases for our electronic chemicals and wood treatment products, and the ITS Acquisition, which closed on the ITS Acquisition Date. This was partially offset by lower demand for PIM products due to the ongoing effects of the Pandemic and related factors.
COST OF SALES
The increase in Cost of sales was primarily due to the increases in revenue, inflationary raw materials costs, and higher freight and manufacturing fixed costs.
GROSS MARGIN
The decrease in gross margin percentage was primarily due to inflationary raw material costs, and higher freight and manufacturing fixed costs.
SELLING, GENERAL AND ADMINISTRATIVE
The increase in Selling, general and administrative expenses was primarily due to a $5.2 million increase in professional fees, a $3.0 million increase in staffing related expenses, a $2.5 million environmental accrual related to the anticipated remedial action phase of the Star Lake Canal Superfund Site (“Star Lake”), and a $1.2 million increase in IT expenses. This was partially offset by a $2.1 million decrease in travel expenses. See Note 19 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K for more information regarding the Star Lake environmental accrual.
IMPAIRMENT CHARGES
The increase in Impairment charges was due to impairment of goodwill in the PIM reporting unit, as well as impairment of the long-lived assets, intangible assets, and goodwill in the wood treatment business. See Notes 9 and 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K.

INDEX
INTEREST EXPENSE, NET
The decrease in Interest expense, net was primarily due to a decline in the LIBOR rate for the unhedged portion of the Company’s Senior Secured Term Loan Facility (“Term Loan Facility”) and a lower outstanding term loan balance due to repayments.
PROVISION FOR INCOME TAXES
The income tax expense during fiscal 2021 in relation to the loss before income taxes was primarily attributable to the unfavorable impact of the goodwill impairment charges related to the PIM and wood treatment reporting units, partially offset by a tax benefit related to share-based compensation and foreign derived intangible income.
SEGMENT ANALYSIS
The segment data should be read in conjunction with our Consolidated Financial Statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended September 30,
(In thousands)	2021	2020	$ Change	% Change
Segment Revenue:
Electronic Materials	$984,712	$882,824	$101,888	11.5%
Performance Materials	215,119	233,446	(18,327)	(7.9)%
Total Revenues	$1,199,831	$1,116,270	$83,561	7.5%

Adjusted EBITDA:
Electronic Materials	$323,827	$299,037	$24,790	8.3%
Performance Materials	87,961	106,797	(18,836)	(17.6)%
Unallocated corporate expenses	(53,475)	(48,033)	(5,442)	(11.3)%
Consolidated Adjusted EBITDA	$358,313	$357,801	$512	0.1%

Adjusted EBITDA Margin:
Electronic Materials	32.9%	33.9%	-100 bpts
Performance Materials	40.9%	45.7%	-480 bpts
ELECTRONIC MATERIALS
The increase in revenue was driven by growth across all businesses, including selected price increases for our electronic chemicals products, and the ITS Acquisition, which closed on the ITS Acquisition Date. The increase in adjusted EBITDA was driven primarily driven by the revenue increases, partially offset by higher fixed costs. The 100 basis points decrease in adjusted EBITDA margin was primarily driven by inflationary raw material costs, higher freight and fixed costs, and higher expenses to support current operations and future growth opportunities.
PERFORMANCE MATERIALS
The decrease in revenue and adjusted EBITDA was driven by lower demand for PIM products due to the ongoing effects of the Pandemic and related factors, partially offset by higher selling prices for wood treatment products and increased demand for QED products. The 480 basis points decrease in adjusted EBITDA margin was primarily driven by inflationary raw material costs and higher costs in PIM related to underutilization of the previously completed plant expansion, partially offset by higher selling prices for wood treatment products.
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

INDEX
Short-Term Incentive Program. A similar adjusted EBITDA calculation is also used by our lenders for a key debt compliance ratio.
Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of revenue. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period. These adjustments include items related to acquisitions, such as acquisition and integration related expenses, impairment charges, costs of restructuring and related adjustments related to the wood treatment business, a charge for the Star Lake environmental accrual, costs related to the KMG-Bernuth warehouse fire net of insurance recovery, costs related to the Pandemic net of grants received, and impact of fair value adjustments to inventory acquired in the KMG Acquisition.
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
RECONCILIATION OF NET (LOSS) INCOME TO ADJUSTED EBITDA

	Year Ended September 30,
(In thousands)	2021	2020	2019
Net (loss) income	$(68,577)	$142,828	$39,215
Interest expense, net	38,360	41,840	43,335
Income taxes	13,783	30,519	23,891
Depreciation and amortization	132,170	127,737	98,592
EBITDA	115,736	342,924	205,033
Acquisition and integration related expense	10,115	10,852	34,709
Impairment charges	230,392	2,314	67,372
Environmental accrual	2,508	—	—
Cost related to KMG-Bernuth warehouse fire, net of insurance recovery	(1,050)	1,083	9,905
Costs related to the Pandemic, net of grants received	489	849	—
Charge for fair value write-up of acquired inventory sold	—	—	14,869
Net costs related to restructuring of the wood treatment business	123	(221)	1,530
Adjusted EBITDA	$358,313	$357,801	$333,418

	Year Ended September 30,
(In thousands)	2021	2020	2019
Adjusted EBITDA:
Electronic Materials	$323,827	$299,037	$294,902
Performance Materials	87,961	106,797	91,372
Unallocated Corporate Expenses	(53,475)	(48,033)	(52,856)
Consolidated Adjusted EBITDA	$358,313	$357,801	$333,418

INDEX
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2021, we had $186.0 million of cash and cash equivalents compared with $257.4 million as of September 30, 2020. On September 30, 2021, $132.9 million of cash and cash equivalents was held in foreign subsidiaries. Our total liquidity as of September 30, 2021 was $536.0 million compared to $457.4 million as of September 30, 2020 (including $350.0 million and $200.0 million of borrowing availability under our revolving credit facility (“Revolving Credit Facility”) as of September 30, 2021 and 2020, respectively, which includes our letter of credit sub-facility). The increase in liquidity reflects the increase in available credit under our Revolving Credit Facility, as well as cash flow provided by operating activities, partially offset by the cash used for the ITS Acquisition, capital expenditures, repurchases of our common stock and payments of quarterly cash dividends.
Total debt, consisting of principal outstanding on our Term Loan Facility, amounted to $916.3 million ($928.4 million in aggregate principal amount less $12.0 million of debt issuance costs) as of September 30, 2021 and $921.4 million ($936.4 million in aggregate principal amount less $14.9 million of debt issuance costs) as of September 30, 2020. There were no borrowings under our Revolving Credit Facility in fiscal 2021 and no balance was outstanding as of September 30, 2021.
The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the Amended Credit Agreement, of 4.00 to 1.00 as of the last day of each fiscal quarter. As of September 30, 2021, our maximum first lien secured net leverage ratio was 1.87 to 1.00. Additionally, the Amended Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. We believe we are in compliance with these covenants as of September 30, 2021 and we expect to remain in compliance with our debt covenants in the future.
In March 2021, our Board of Directors authorized an increase in the amount available under our share repurchase program from the previously remaining $26.3 million to $150.0 million. In fiscal 2021, we repurchased 924 thousand shares under this program, and $40.0 million remained available at the end of the year. The timing, manner, price and amounts of repurchases are determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares. To date, we have funded share purchases under our share repurchase program from our available cash on hand, and anticipate we will continue to do so.
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
We believe that cash on hand, cash available from future operations, and available borrowing capacity under our Amended Credit Agreement will be sufficient to fund our operations, expected capital expenditures, dividend payments, and share repurchases for at least the next twelve months. However, ongoing Pandemic-created uncertainty in worldwide economic conditions and in those of the industries in which we participate remains, and we may need to raise additional funds in the future through equity or debt financing, or other arrangements, in pursuit of corporate development or other initiatives. Depending on future conditions in the capital and credit markets, we could encounter difficulty securing additional financing in the type or amount necessary to pursue these objectives.
OPERATING ACTIVITIES
We generated $270.6 million in cash flows from operating activities in fiscal 2021, compared to $287.3 million in fiscal 2020. The decrease was driven by $21.9 million of changes in operating assets and liabilities, partially offset by a $5.2 million increase of Net (loss) income adjusted for non-cash reconciling items.
INVESTING ACTIVITIES
In fiscal 2021, net cash used in investing activities was $166.4 million, compared to $124.3 million in fiscal 2020. The increase was driven by the $126.9 million net cash used for the ITS Acquisition, partially offset by a decrease in capital expenditures of $83.7 million, which was driven by the plant expansion in fiscal 2020 in our Performance Materials segment.
FINANCING ACTIVITIES
In fiscal 2021, net cash used in financing activities was $175.3 million, compared to $97.7 million in fiscal 2020. The increase was driven by a $85.0 million increase in repurchases of common stock under the Share Repurchase Program, partially offset by a $15.3 million decrease in repayment of long-term debt.

INDEX
CONTRACTUAL OBLIGATIONS
The following summarizes our significant contractual obligations at September 30, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

(In thousands)	Total	Current	Long-Term
Debt (Note 13)	$928,375	$13,313	$915,062
Interest expense and fees	112,786	21,260	91,526
Purchase obligations (material supply agreements)	84,968	81,295	3,673
Future lease payments (Note 14)	32,681	8,031	24,650
Total contractual obligations	$1,158,810	$123,899	$1,034,911
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company’s accounting policies are more fully described in Note 2 of “Notes to the Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K of the Consolidated Financial Statements. As disclosed in Note 2, the preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
GOODWILL AND OTHER INTANGIBLE ASSETS
We perform an annual impairment assessment of goodwill and other intangible assets at the reporting unit level as of July 1, or more frequently if circumstances indicate that the carrying value may not be recoverable. Historically, we have annually tested goodwill and indefinite-lived intangible assets for impairment as of September 30. This year, we voluntarily changed the annual impairment testing date from September 30 to July 1. We believe this measurement date, which represents a change in the method of applying an accounting principle, is preferable because it better aligns with the timing of the Company’s financial planning process, which is a key component of the annual impairment tests. The change in the measurement date did not delay, accelerate or prevent an impairment charge. Each quarter, the Company evaluates impairment indicators to determine whether there is a triggering event warranting a goodwill and intangible asset impairment analysis. As such, the change in the annual test date was applied prospectively effective July 1, 2021.
In our qualitative assessment, we determine whether it is more likely than not that an impairment exists based on qualitative factors. Qualitative factors include macroeconomic, industry and market considerations, overall financial performance, industry, legal and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.
In our quantitative assessment, estimated fair value is determined using an average of a discounted cash flow model and a market approach based on earnings before interest, taxes, and depreciation for a group of guideline comparable companies. The wood treatment reporting unit fair value is determined using the discounted cash flow model only. Factors requiring significant judgment include the selection of market comparable companies, projected future revenue and gross margin, discount rates, and terminal growth rates. The use of different assumptions, estimates or judgments could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt. We test the reasonableness of the inputs and outcomes of our discounted cash flow models against available market data. Two of the Company’s reporting units, wood treatment and PIM, are at risk of failing future impairment tests, as the estimates of fair value do not substantially exceed their carrying values. The fair values for all other reporting units substantially exceeded their carrying value.
As previously announced, the Company is exiting the wood treatment business by approximately the end of the second quarter of fiscal 2022. As the Company approaches the closure date of the facilities and there are lower estimated future cash flows, the carrying value of the wood treatment reporting unit will not be recoverable, resulting in future impairments of goodwill. As of September 30, 2021, wood treatment’s carrying value includes $9.4 million of goodwill. There is no excess fair value over the carrying value as of September 30, 2021.

INDEX
During the second quarter of fiscal 2021, the Company recorded a goodwill impairment charge of $201.6 million related to the PIM reporting unit. As of the July 1, 2021 annual assessment date, the estimated fair value of the PIM reporting unit exceeded the carrying value by approximately 5%. Key assumptions in the assessment include projected future revenue and gross margin, a 10.5% discount rate, and a terminal growth rate of 3%. A 50 basis point change in the projected compound annual revenue growth rate, gross margins, discount rate, or terminal growth assumption would not result in an impairment. As of September 30, 2021, PIM’s carrying value includes $118.2 million of goodwill and $46.0 million of indefinite-lived trade-name intangible assets.
The Flowchem LLC (“Flowchem”) trade name, an indefinite-lived intangible asset that is part of the PIM reporting unit, was assessed for impairment using a relief from royalty approach. Factors requiring significant judgment include projected revenue, royalty rates, terminal growth rates, and discount rates.
Significant management judgment is required to estimate projected future revenue and gross margins. All assumptions used in our impairment valuation for indefinite-lived intangible assets and goodwill are based on best available information and are consistent with internal forecasts and operating plans.
See Note 9 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report on Form 10-K for more information regarding goodwill and intangible assets.
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
We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position. When facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. This determination requires the use of judgment in evaluating our tax positions and assessing the timing and amounts of deductible and taxable items. See Note 18 of “Notes to the Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on income taxes.
EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 of “Notes to the Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT
We conduct business operations outside of the U.S. through our foreign operations. Most of our foreign operations maintain their accounting records in their local currencies. Consequently, period to period comparability of results of operations is affected by fluctuations in exchange rates. The primary currencies to which we have exposure are the Korean won, Japanese yen, the New Taiwan dollar, Euro, British pound, and Singapore dollar. Approximately 23% of our revenue is transacted in currencies other than the U.S. dollar. However, outside of the U.S., we also incur expenses that are transacted in currencies other than the U.S. dollar, which mitigates the exposure on the Consolidated Statements of (Loss) Income. We periodically enter into forward contracts in an effort to manage foreign currency exchange exposure on our Consolidated Balance Sheets. However, we are unlikely to be able to hedge these exposures completely. We do not enter into forward contracts or other derivative instruments for speculative or trading purposes.
We recorded $2.5 million in currency translation gains, $19.3 million in currency translation gains, and $8.5 million in currency translation losses, net of tax, during fiscal 2021, 2020 and 2019, respectively, which were included in other comprehensive income (loss).

INDEX
MARKET RISK AND SENSITIVITY ANALYSIS RELATED TO FOREIGN EXCHANGE RATE RISK
We have performed a sensitivity analysis assuming a hypothetical 10% additional adverse movement in foreign exchange rates. As of September 30, 2021, the analysis demonstrated that such market movements would not have a material adverse effect on our consolidated financial position, results of operations or cash flows over a one-year period. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and our actual exposures.

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

INDEX
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CMC Materials, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CMC Materials, Inc. and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended September 30, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded International Test Solutions, Inc. (“ITS”) from its assessment of internal control over financial reporting as of September 30, 2021, because it was acquired by the Company in a business combination during fiscal 2021. We have also excluded ITS from our audit of internal control over financial reporting. As of September 30, 2021 and for the period from the ITS Acquisition Date through September 30, 2021, total assets and total revenue of ITS represented less than 1% of the Company’s consolidated total assets and total revenues.
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

INDEX
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
Goodwill Impairment Assessment - Pipeline and Industrial Materials (“PIM”) and CMP Pads Reporting Units
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $576.9 million at September 30, 2021, which included the PIM and CMP Pads reporting units. Goodwill is tested for impairment annually on July 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment assessment is performed comparing the estimated fair value of the reporting units to their carrying amounts. Estimated fair values are determined using the average of a discounted cash flow model and a market approach based on earnings before interest, taxes, and depreciation for a group of guideline comparable companies. Factors requiring significant judgment include the selection of valuation approach and assumptions related to future revenue and gross margin, discount rates, and terminal growth rates.
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
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
November 12, 2021
We have served as the Company’s auditor since 1999.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share amounts)

	Year Ended September 30,
	2021	2020	2019
Revenue	$1,199,831	$1,116,270	$1,037,696

Cost of sales	701,662	627,669	595,043

Gross profit	498,169	488,601	442,653

Operating expenses:
Research, development and technical	54,195	52,311	51,707
Selling, general and administrative	228,886	217,071	213,078
Impairment charges	230,392	2,314	67,372
Total operating expenses	513,473	271,696	332,157

Operating (loss) income	(15,304)	216,905	110,496

Interest expense, net	38,360	41,840	43,335

Other expense, net	(1,130)	(1,718)	(4,055)
(Loss) income before income taxes	(54,794)	173,347	63,106

Provision for income taxes	13,783	30,519	23,891

Net (loss) income	$(68,577)	$142,828	$39,215

Basic (loss) earnings per share	$(2.35)	$4.90	$1.37

Diluted (loss) earnings per share	$(2.35)	$4.83	$1.35

Weighted average basic shares outstanding	29,126	29,136	28,571

Weighted average diluted shares outstanding	29,126	29,580	29,094
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Net (loss) income	$(68,577)	$142,828	$39,215

Other comprehensive income (loss):

Foreign currency translation adjustment	2,377	19,642	(7,957)
Income tax benefit (expense)	140	(356)	(591)
Total foreign currency translation adjustment, net of tax	2,517	19,286	(8,548)

Unrealized gain (loss) on cash flow hedges:
Change in fair value	7,184	(23,161)	(23,667)
Reclassification adjustment into earnings	14,122	9,360	(524)
Income tax (expense) benefit	(4,765)	3,090	5,411
Total unrealized gain (loss) on cash flow hedges, net of tax	16,541	(10,711)	(18,780)

Pension and other postretirement	(211)	891	(479)
Income tax expense	48	156	30
Total pension and other postretirement, net of tax	(163)	1,047	(449)

Other comprehensive income (loss), net of tax	18,895	9,622	(27,777)

Comprehensive (loss) income	$(49,682)	$152,450	$11,438
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$185,979	$257,354
Accounts receivable, less allowance for credit losses of $527 at September 30, 2021, and $583 at September 30, 2020	150,099	134,023
Inventories	173,464	159,134
Prepaid expenses and other current assets	25,439	26,558
Total current assets	534,981	577,069

Property, plant and equipment, net	354,771	362,067
Goodwill	576,902	718,647
Other intangible assets, net	625,434	670,964
Deferred income taxes	6,813	7,713
Other long-term assets	51,984	40,007
Total assets	$2,150,885	$2,376,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,748	$49,254
Current portion of long-term debt	13,313	10,650
Accrued expenses and other current liabilities	139,797	121,442
Total current liabilities	205,858	181,346

Long-term debt, net of current portion	903,031	910,764
Deferred income taxes	74,930	112,212
Other long-term liabilities	88,129	97,832
Total liabilities	1,271,948	1,302,154

Commitments and contingencies (Note 19)

Stockholders’ equity:
Common Stock Authorized: 200,000 shares, $0.001 par value; Issued: 40,221 shares at September 30, 2021 and 39,914 shares at September 30, 2020	40	40
Capital in excess of par value of common stock	1,052,869	1,019,803
Retained earnings	431,968	553,718
Accumulated other comprehensive income (loss)	4,791	(14,104)
Treasury stock at cost, 11,795 shares at September 30, 2021 and 10,834 shares at September 30, 2020	(610,731)	(485,144)
Total stockholders’ equity	878,937	1,074,313

Total liabilities and stockholders’ equity	$2,150,885	$2,376,467
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(68,577)	$142,828	$39,215
Adjustments to reconcile Net (loss) income to net cash provided by operating activities:
Impairment charges	230,392	2,314	67,372
Depreciation and amortization	132,170	127,737	98,592
Deferred income tax benefit	(41,347)	(11,267)	(27,150)
Share-based compensation expense	19,678	16,396	18,227
Amortization of terminated interest rate swap contract	9,287	—	—
Amortization of debt issuance costs	3,152	3,123	2,884
Loss (gain) on disposal of assets	1,374	(71)	(36)
Non-cash foreign exchange loss (gain)	406	(266)	839
Accretion and adjustment on Asset Retirement Obligations	295	599	530
Non-cash charge on inventory step up of acquired inventory sold	—	—	14,869
Other	(1,047)	(796)	(930)
Changes in operating assets and liabilities:
Accounts receivable	(13,429)	13,075	(6,156)
Inventories	(13,023)	(12,337)	(20,993)
Prepaid expenses and other assets	(6,576)	8,645	6,830
Accounts payable	3,586	(2,861)	1,163
Accrued expenses and other liabilities	14,272	165	(20,275)
Net cash provided by operating activities	270,613	287,284	174,981

Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(126,877)	—	(1,182,187)
Additions to property, plant and equipment	(42,103)	(125,839)	(55,972)
Proceeds from the sale of assets	2,620	1,587	1,224
Cash settlement of life insurance policy	—	—	3,959
Net cash used in investing activities	(166,360)	(124,252)	(1,232,976)

Cash flows from financing activities:
Repurchases of common stock under Share Repurchase Program	(120,027)	(35,009)	(10,002)
Dividends paid	(53,015)	(50,383)	(46,324)
Proceeds from issuance of stock	13,388	14,427	17,210
Repayment of long-term debt	(7,988)	(23,313)	(105,326)
Repurchases of common stock withheld for taxes	(5,560)	(3,229)	(4,718)
Debt issuance costs	(1,898)	—	(18,745)
Proceeds from issuance of long-term debt	—	—	1,062,337
Proceeds from revolving line of credit	—	150,000	—
Repayment on revolving line of credit	—	(150,000)	—
Other financing activities	(236)	(149)	—
Net cash (used in) provided by financing activities	(175,336)	(97,656)	894,432

INDEX

Effect of exchange rate changes on cash	(292)	3,483	(863)
(Decrease) increase in cash and cash equivalents	(71,375)	68,859	(164,426)
Cash and cash equivalents at beginning of year	257,354	188,495	352,921
Cash and cash equivalents at end of year	$185,979	$257,354	$188,495

Supplemental disclosure of cash flow information:
Cash paid for income taxes (net of refunds received)	$39,389	$44,535	$35,432
Cash paid for interest	28,920	45,281	39,181
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	5,009	5,365	8,690
Equity consideration related to the acquisition of KMG Chemicals, Inc	—	—	331,048
Cash paid during the period for lease liabilities	8,274	7,554	—
Right of use asset obtained in exchange for lease liabilities	3,600	7,435	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Year Ended September 30,
	2021		2020		2019
	Shares	$	Shares	$	Shares	$
Common Stock
Beginning balance	39,914	$40	39,592	$40	35,862	$36
Exercise of stock options	133	—	181	—	313	1
Restricted stock	123	—	95	—	131	—
Common stock under Employee Stock Purchase Plan	51	—	46	—	49	—
Common stock in connection with acquisition of KMG Chemicals, Inc.	—	—	—	—	3,237	3
Ending balance	40,221	40	39,914	40	39,592	40
Capital in Excess of Par
Beginning balance		1,019,803		988,980		622,498
Share-based compensation expense		19,678		16,396		18,227
Exercise of stock options		7,151		9,491		13,194
Issuance of common stock under Employee Stock Purchase Plan		6,022		4,786		3,941
Issuance of restricted stock under Deposit Share Program		215		150		75
Issuance of common stock in connection with acquisition of KMG Chemicals, Inc.		—		—		331,045
Ending balance		1,052,869		1,019,803		988,980
Retained Earnings
Beginning balance		553,718		461,501		471,673
Cumulative effect of accounting changes[1]		—		488		(933)
Net (loss) income		(68,577)		142,828		39,215
Dividends		(53,173)		(51,099)		(48,454)
Ending balance		431,968		553,718		461,501
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(14,104)		(23,238)		4,539
Foreign currency translation adjustment		2,517		19,286		(8,548)
Cash flow hedges		16,541		(10,711)		(18,780)
Minimum pension liability adjustment		(163)		1,047		(449)
Cumulative effect of accounting changes[1]		—		(488)		—
Ending balance		4,791		(14,104)		(23,238)
Treasury Stock
Beginning balance	10,834	(485,144)	10,491	(446,906)	10,356	(432,054)
Repurchases of common stock under Share Repurchase Program	924	(120,027)	318	(35,009)	88	(10,002)
Repurchases of common stock - other	37	(5,560)	25	(3,229)	47	(4,850)
Ending balance	11,795	(610,731)	10,834	(485,144)	10,491	(446,906)
Total Equity		$878,937		$1,074,313		$980,377
Dividends per share of common stock		$1.82		$1.74		$1.66
1.Impact due to the adoption of ASU No. 2018-02 in fiscal 2020.
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
1. BACKGROUND AND BASIS OF PRESENTATION
CMC Materials, Inc. (“CMC”, “the Company”, “us”, “we”, or “our”) is a leading global supplier of consumable materials, primarily to semiconductor manufacturers. The Company’s products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. On April 1, 2021 (the “ITS Acquisition Date”), the Company completed the acquisition of 100% of International Test Solutions, LLC (“ITS”) (the “ITS Acquisition”), which has expanded the Company’s portfolio of critical enabling solutions in the semiconductor manufacturing process. The Consolidated Financial Statements included in this Annual Report on Form 10-K include the financial results of ITS from the ITS Acquisition Date. Additionally, the Consolidated Financial Statements include the financial results of KMG Chemicals, Inc. (“KMG”) since the Company’s acquisition of 100% of the outstanding stock of KMG (the “KMG Acquisition”) on November 15, 2018 (the “KMG Acquisition Date”).
We operate our business within two reportable segments: Electronic Materials and Performance Materials. The Electronic Materials segment consists of our chemical mechanical planarization (“CMP”) slurries, CMP pads, electronic chemicals, and materials technologies businesses. The Performance Materials segment consists of our pipeline and industrial materials (“PIM”), wood treatment, and QED Technologies International, Inc. (“QED”) businesses.
The audited Consolidated Financial Statements have been prepared by CMC pursuant to the rules of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”).
In the Consolidated Statements of (Loss) Income of this Annual Report on Form 10-K, the presentation for Interest income has been changed for fiscal years 2020 and 2019 to conform to the current presentation. The amounts for fiscal years 2020 and 2019 related to Interest income are now presented under “Interest expense, net.” In the Consolidated Balance Sheets of this Annual Report on Form 10-K, Accrued expenses, income taxes payable and other current liabilities was renamed and is now presented as “Accrued expenses and other current liabilities.” In the Consolidated Statements of Cash Flows of this Annual Report on Form 10-K, the presentation for the Provision for credit losses and the presentation for Repurchases of common stock under Cash flows from financing activities have been changed for fiscal years 2020 and 2019 to conform to the current presentation. The amounts for fiscal years 2020 and 2019 related to the Provision for credit losses are now presented under “Other” and common shares withheld for taxes and included in Repurchases of common stock previously, are now presented separately under “Repurchases of common stock withheld for taxes.”
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
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain an allowance for credit losses for estimated losses resulting from the potential inability of our customers to make required payments. Our allowance for credit losses is based on historical collection experience, adjusted for any specific known conditions or circumstances such as customer bankruptcies and increased risk due to economic conditions. Uncollectible account balances are charged against the allowance when we believe that it is probable that the receivable will not be recovered. Amounts charged to bad debt expense are recorded in Selling, general and administrative expenses.

INDEX
Our allowance for credit losses changed during the fiscal year ended September 30, 2021 and 2020 as follows:

	2021	2020
Beginning Balance	$583	$2,377
Amount of charge (benefit) to expense	76	(1,122)
Deductions and adjustments	(132)	(672)
Ending Balance at September 30	$527	$583
CONCENTRATION OF CREDIT RISK
Financial instruments that subject us to concentrations of credit risk consist principally of accounts receivable. We perform ongoing credit evaluations of our customers’ financial conditions and generally do not require collateral to secure accounts receivable. Our exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within the semiconductor industry, pipeline and adjacent industries, and the global economy. We have not experienced significant losses relating to accounts receivable from individual customers or groups of customers.
Customers who represented more than 10% of consolidated revenue, all of which are in the Electronic Materials segment, are as follows:

	Year Ended September 30,
	2021	2020	2019
Intel	13%	15%	14%
Samsung Group	11%	11%	11%
Of those customers who represented more than 10% of consolidated revenue, their net accounts receivable as a percentage of total net accounts receivable are as follows:

	September 30,
	2021	2020
Intel	9%	9%
Samsung Group	7%	7%
FAIR VALUES OF FINANCIAL INSTRUMENTS
The recorded amounts of cash, accounts receivable, and accounts payable approximate their fair values due to their short-term, highly liquid characteristics. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three-level hierarchy for disclosure is based on the extent and level of judgment used to estimate fair value. Level 1 inputs consist of valuations based on quoted market prices in active markets for identical assets or liabilities. Level 2 inputs consist of valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in an inactive market, or other observable inputs. Level 3 inputs consist of valuations based on unobservable inputs that are supported by little or no market activity.
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
In subsequent periods, the Company recognizes accretion expense in Cost of sales increasing the ARO balances, such that the balance will ultimately equal the expected cash flows at the time of settlement. AROs are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets.
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

INDEX
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and indefinite-lived Intangible assets are tested for impairment annually as of July 1, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Historically, we have annually tested goodwill and indefinite-lived intangible assets for impairment as of September 30. This year, we voluntarily changed the annual impairment testing date from September 30 to July 1. We believe this measurement date, which represents a change in the method of applying an accounting principle, is preferable because it better aligns with the timing of the Company’s financial planning process which is a key component of the annual impairment tests. The change in the measurement date did not delay, accelerate or prevent an impairment charge. Each quarter, the Company evaluates impairment indicators to determine whether there is a triggering event warranting a goodwill and intangible asset impairment analysis. As such, the change in the annual test date was applied prospectively effective July 1, 2021. The Company’s reporting units are CMP slurries, CMP pads, electronic chemicals, PIM, wood treatment, and QED.
Intangible assets that have finite lives are amortized over their respective useful lives of 2 to 20 years. Intangible assets are tested for impairment if an event occurs or circumstances change that indicates the carrying value may not be recoverable.
For each reporting unit, the Company has the option to perform either the qualitative analysis (“step zero”) or a quantitative analysis (“step one”). In the event a reporting unit fails the qualitative assessment, it is required to perform the quantitative test. The goodwill impairment assessment is performed by comparing the estimated fair value of the reporting units to their carrying amounts. Estimated fair values are determined using the average of a discounted cash flows model and a market approach based on earnings before interest, taxes, and depreciation for a group of guideline comparable companies. Factors requiring significant judgment include the selection of valuation approach and assumptions related to future revenue and gross margin, discount rates, and terminal growth rates. If the fair value of the reporting unit is less than its carrying value, the reporting unit will recognize an impairment for the lesser of either the amount by which the reporting unit’s carrying amount exceeds the fair value of the reporting unit or the reporting unit’s goodwill carrying value. We used a step zero qualitative analysis for the CMP slurries and QED reporting units. All other reporting units were assessed for goodwill impairment using a step one approach.
The Flowchem LLC (“Flowchem”) trade name, an indefinite-lived intangible asset that is part of the PIM reporting unit, was assessed for impairment using a relief from royalty approach. Factors requiring significant judgment include projected revenue, royalty rates, terminal growth rates, and discount rates.
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
LEGAL COSTS
Legal costs are expensed as incurred.
INCOME TAXES
Current income taxes are determined based on estimated taxes payable or refundable on tax returns for the current year. Deferred income taxes are determined using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. Provisions are made for both U.S. and any foreign deferred income tax liability or benefit. We assess whether or not our deferred tax assets will ultimately be realized and record an estimated valuation allowance on those deferred tax assets that may not be realized. The accounting guidance regarding uncertainty in income taxes prescribes a threshold for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax item. Under these standards, we may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained by the taxing authorities, based on the technical merits of the position.
The Company recognizes interest and penalties related to unrecognized tax benefits within the Provision for income taxes. Accrued interest and penalties are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets.
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
Interest Rate Swaps
The fair value of the interest rate swap is estimated using standard valuation models using market-based observable inputs over the contractual term, including one-month London Inter-bank Offered Rate (“LIBOR”) based yield curves, among others. We consider the risk of nonperformance, including counterparty credit risk, in the calculation of the fair value. We have designated these swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets and unrealized losses are recognized as liabilities. Unrealized gains and losses are designated as effective or ineffective based on a comparison of the changes in fair value of the interest rate swaps and changes in fair value of the underlying exposures being hedged. The effective portion is recorded as a component of accumulated other comprehensive income (loss), while the ineffective portion is recorded as a component of Interest expense. Changes in the method by which we pay interest from one-month LIBOR to another rate of interest could create ineffectiveness in the swaps, and result in amounts being reclassified from other comprehensive (loss) income into Net (loss) income. Hedge effectiveness is tested quarterly to determine if hedge treatment is appropriate. Realized gains and losses are recorded on the same financial statement line as the hedged item, which is Interest expense.
Foreign Currency Contracts Not Designated as Hedges
On a regular basis, we enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. These foreign exchange contracts do not qualify for hedge accounting; therefore, the gains and losses resulting from the impact of currency exchange rate movements on our forward foreign exchange contracts are recognized as Other expense, net in the accompanying Consolidated Statements of (Loss) Income in the period in which the exchange rates change.

INDEX
SHARE-BASED COMPENSATION
The Company’s long-term equity incentive plan authorizes the Compensation Committee of the Board of Directors to provide equity-based compensation in various form, including stock options, restricted stock, restricted stock units (“RSUs”), and performance share units (“PSUs”), for the purpose of providing our employees, officers, and non-employee directors incentives, some of which are performance-based. We also have an employee stock purchase plan (“ESPP”). All awards under share-based payment plans are accounted for at fair value at the date of grant. We recognize expense on share-based awards to employees expected to vest over the service period, which is the shorter of the period until the employees’ retirement eligibility dates or the service period of the award.
EARNINGS PER SHARE
Basic (loss) earnings per share (“EPS”) is calculated by dividing Net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of unvested restricted stock awards with a right to receive non-forfeitable dividends, which are considered participating securities and are included in the calculation using the two-class method. Diluted EPS is calculated in a similar manner, but the weighted-average number of common shares outstanding during the period is increased to include the weighted-average dilutive effect of “in-the-money” stock options and unvested restricted stock shares using the treasury stock method.
EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326) and subsequent amendments, requires financial assets measured at amortized cost to be presented at the net amount expected to be collected using an allowance account and provides that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The Company adopted these standards effective October 1, 2020 using the modified retrospective approach, which did not impact our results of operations or financial condition. Upon adoption, no adjustment was made to retained earnings or the Allowance for credit losses at October 1, 2020.
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
Accounting Pronouncements Issued But Not Yet Adopted
ASU No. 2019-12 “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes was issued to simplify Topic 740 through improving consistency and removing certain exceptions to general principles. ASU 2019-12 will be effective for us beginning October 1, 2021. The adoption of this standard does not have a material impact on our financial statements.
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

INDEX
3.  REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company disaggregates revenue by product area and segment as it best depicts the nature and amount of the Company’s revenue. See Note 21 of this Annual Report on Form 10-K for more information.
The following table provides information about contract liability balances:

	Consolidated Balance Sheet Location	September 30,
		2021	2020
Contract liabilities (current)	Accrued expenses and other current liabilities	$8,883	$8,501
Contract liabilities (noncurrent)	Other long-term liabilities	1,788	1,288
The amount of revenue recognized during the year ended September 30, 2021 and 2020 that was included in the opening current contract liability balances in our Performance Materials segment was $5,429 and $3,576, respectively. The amount of revenue recognized during the year ended September 30, 2021 and 2020 that was included in our opening contract liability balances in our Electronic Materials segment was not material.
The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are partially or wholly unsatisfied as of the end of the reporting period for contracts with an original duration of greater than one year and (2) when the Company expects to recognize this revenue.

	Less Than 1 Year	1-3 Years	3-5 Years	Total
Revenue expected to be recognized on contract liability amounts as of September 30, 2021	$1,009	$1,057	$731	$2,797
4. BUSINESS COMBINATION
The Company completed the ITS Acquisition on the ITS Acquisition Date for a purchase consideration of $129,071, inclusive of working capital adjustments, or $126,877 net of cash acquired, which it funded entirely from cash on hand. ITS designs and produces high-performance consumables used to optimize critical semiconductor testing processes, thus expanding CMC’s product offerings. ITS is included in the material technologies business within our Electronic Materials business segment. The ITS Acquisition was accounted for using the acquisition method of accounting, and ITS’s results of operations are included in our Consolidated Statements of (Loss) Income and Consolidated Statements of Comprehensive (Loss) Income from the ITS Acquisition Date. The ITS Acquisition would not have materially affected the Company’s results of operations or financial position for any periods presented. In fiscal 2021, acquisition and integration-related expenses for the ITS Acquisition were not material.
The Company allocated $81,960 and $37,200 of the purchase price to goodwill and intangible assets, respectively. The goodwill is primarily attributable to anticipated revenue growth from the combined company product portfolio and is expected to be deductible for income tax purposes.
The following table sets forth the components of identifiable intangible assets acquired in the ITS Acquisition:

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
The purchase price allocation for the ITS Acquisition was finalized during the fourth quarter of fiscal 2021.

INDEX
The Company completed the KMG Acquisition on the KMG Acquisition Date, and KMG’s results of operations have been included in our Consolidated Statements of (Loss) Income and Consolidated Statements of Comprehensive (Loss) Income from that date.
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

Level 2
Derivative financial instruments include foreign exchange contracts and an interest rate swap contract. The fair value of our derivative instruments is estimated using standard valuation models and market-based observable inputs over the contractual term, including one-month LIBOR based yield curves for the interest rate swap, and forward rates and/or the Overnight Index Swap curve for forward foreign exchange contracts, among others.

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

	Level 1		Level 2		Level 3		Total Fair Value
	September 30,		September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Assets:
Cash and cash equivalents	$185,979	$257,354	$—	$—	$—	$—	$185,979	$257,354
Other long-term investments	1,439	1,214	—	—	—	—	1,439	1,214
Derivative financial instruments	—	—	12,335	27	—	—	12,335	27
Total assets	$187,418	$258,568	$12,335	$27	$—	$—	$199,753	$258,595

Liabilities:
Derivative financial instruments	$—	$—	$3,383	$38,157	$—	$—	$3,383	$38,157
Total liabilities	$—	$—	$3,383	$38,157	$—	$—	$3,383	$38,157
6. INVENTORIES
Inventories consisted of the following:

	September 30,
	2021	2020
Raw materials	$67,969	$66,591
Work in process	17,358	15,148
Finished goods	88,137	77,395
Total	$173,464	$159,134

INDEX
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	September 30,
	2021	2020
Land and land improvements	$37,421	$36,775
Buildings	195,252	166,907
Machinery and equipment	352,014	280,432
Vehicles	20,075	18,719
Furniture and fixtures	10,045	9,865
Information systems	66,723	56,573
Finance leases	2,442	2,514
Construction in progress	43,542	123,441
Total property, plant and equipment	727,514	695,226
Less: accumulated depreciation	(372,743)	(333,159)
Net property, plant and equipment	$354,771	$362,067
Depreciation expense was $48,210, $39,929 and $37,584 for the years ended September 30, 2021, 2020 and 2019, respectively.
8. ASSET RETIREMENT OBLIGATIONS
The following table provides a roll-forward of the AROs reflected in the Company’s Consolidated Balance Sheets:

	2021	2020
Beginning Balance	$11,759	$12,675
Purchase accounting in connection with the KMG Acquisition	—	(860)
Liabilities Settled	(21)	—
Accretion of discount	585	599
Estimate revision	(290)	(655)
Ending Balance at September 30	$12,033	$11,759
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill activity for each of the Company’s reportable segments for the years ended September 30, 2021 and 2020 is as follows:

	Electronic Materials	Performance Materials	Total
Balance at September 30, 2019[1]	$352,797	$357,274	$710,071
Foreign currency translation impact	7,628	(257)	7,371
Other	—	1,205	1,205
Balance at September 30, 2020[1]	360,425	358,222	718,647
Foreign currency translation impact	1,848	1,573	3,421
Additions due to acquisitions (See Note 4)	81,960	—	81,960
Impairment	—	(227,126)	(227,126)
Balance at September 30, 2021	$444,233	$132,669	$576,902
1.There are no accumulated impairment amounts at September 30, 2020 or 2019.

INDEX
During fiscal 2021, the Company recorded impairment charges related to the PIM and wood treatment reporting units within the Performance Materials segment. As a result of lower than anticipated recovery from a drop in demand for our PIM products due to the ongoing impact of the COVID-19 pandemic (“Pandemic”), combined with a near-to-mid term increase in raw material cost for the PIM business, we determined that it was more likely than not that the fair value of the PIM reporting unit was below its carrying value, requiring the PIM reporting unit to be tested for impairment at March 31, 2021. Based on the results of the interim impairment test, the Company concluded that the carrying value of the PIM reporting unit exceeded the estimated fair value, and recognized a non-cash, pre-tax goodwill impairment charge of $201,550. The goodwill impairment charge is included in the Performance Materials segment and presented within Impairment charges, and the related tax benefit of $23,539 is included in the Provision for income taxes in the Consolidated Statements of (Loss) Income for the year ended September 30, 2021.
In connection with our annual impairment assessment, the estimated fair value of the PIM reporting unit was determined to exceed the carrying value by approximately 5% as of July 1, 2021 and no additional impairment was recognized. The most significant estimates and assumptions inherent in the discounted cash flows model are the forecasted revenue growth rate, forecasted gross margin, the discount rate and the terminal growth rate. These assumptions are classified as level 3 inputs. The Company’s projections for revenue and gross margin are based on the Company’s multiyear forecast, which reflects a recovery from the Pandemic during the forecast period and normalization of raw material costs. The discount rate was based on an estimated weighted average cost of capital (“WACC”) for the PIM reporting unit. The components of WACC are the cost of equity and the cost of debt, each of which requires judgment by management to estimate. The company developed its cost of equity estimate based on perceived risks and predictability of future cash flows.
The remaining carrying value of the PIM reporting unit as of September 30, 2021 of $566,300 includes $118,235 of goodwill and $46,000 of indefinite lived intangible assets.
Additionally, the Company recorded non-cash, pre-tax goodwill impairment charge of $25,576 for the year ended September 30, 2021, related to the wood treatment asset group and reporting unit due to the previously announced planned closure of the facilities. See Note 10 of this Annual Report on Form 10-K for discussion of the wood treatment impairment.
The components of other intangible assets are as follows:

	September 30, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Customer relationships, trade names, and distribution rights	$701,849	$207,606	$494,243	$690,716	$140,037	$550,679
Product technology, trade secrets and know-how	147,270	63,249	84,021	122,135	49,228	72,907
Acquired patents and licenses	8,748	8,748	—	8,921	8,713	208
Total other intangible assets subject to amortization	857,867	279,603	578,264	821,772	197,978	623,794

Other intangible assets not subject to amortization:
Other indefinite-lived intangibles[1]	47,170	—	47,170	47,170	—	47,170
Total other intangible assets not subject to amortization	47,170	—	47,170	47,170	—	47,170
Total other intangible assets	$905,037	$279,603	$625,434	$868,942	$197,978	$670,964
1.Other indefinite-lived intangibles not subject to amortization primarily consist of trade names.

INDEX

	Gross Carrying Amount
	Balance at September 30, 2020	Additions[1]	Impairment[2]	FX and Other	Balance at September 30, 2021	Accumulated Amortization	Net at September 30, 2021
Other intangible assets subject to amortization:
Customer relationships, trade names, and distribution rights	$690,716	$11,800	$(2,419)	$1,752	$701,849	$207,606	$494,243
Product technology, trade secrets and know-how	122,135	25,400	(583)	318	147,270	63,249	84,021
Acquired patents and licenses	8,921	—	(173)	—	8,748	8,748	—
Total other intangible assets subject to amortization	821,772	37,200	(3,175)	2,070	857,867	279,603	578,264

Other intangible assets not subject to amortization:
Other indefinite-lived intangibles	47,170	—	—	—	47,170	—	47,170
Total other intangible assets not subject to amortization	47,170	—	—	—	47,170	—	47,170
Total other intangible assets	$868,942	$37,200	$(3,175)	$2,070	$905,037	$279,603	$625,434
1.Refer to Note 4 of this Annual Report on Form 10-K for additional information regarding the ITS acquisition.
2.Refer to Note 10 of this Annual Report on Form 10-K for additional information regarding the wood treatment impairment.
Amortization expense was $81,083, $85,557 and $59,931 for fiscal 2021, 2020 and 2019, respectively. Estimated future amortization expense of intangible assets as of September 30, 2021 for the five succeeding fiscal years is as follows:

Fiscal Year	Estimated Amortization Expense
2022	$78,566
2023	66,716
2024	59,440
2025	54,251
2026	49,568
We continue to actively monitor the industries in which we operate and our businesses’ performance for indicators of potential impairment. If current global macroeconomic conditions related to the Pandemic persist and continue to adversely impact our Company, we may have future additional impairments of goodwill or other intangible assets. Potential future impairments could be material to the Company’s Consolidated Balance Sheets and to the Consolidated Statements of (Loss) Income, but we do not expect them to affect the Company’s reported Net cash provided by operating activities.

INDEX
10. IMPAIRMENT - WOOD TREATMENT
IMPAIRMENT OF LONG-LIVED ASSETS
As a result of the previously announced planned facilities closures due to the strategic decision to exit the wood treatment business, the Company previously adjusted the remaining assets’ useful lives such that they do not extend beyond the expected closure dates of the facilities. The Company tested the recoverability of its long-lived assets and determined the carrying amount of the assets exceeded the sum of the expected undiscounted future cash flows, and as a result, we compared the fair value of the wood treatment asset group, which was determined based on a discounted cash flow model, to its carrying value. As a result, the Company recorded non-cash, pre-tax impairment charges of $3,266, $2,314 and $67,372 for the years ended September 30, 2021, 2020 and 2019, respectively. There was no remaining carrying value of definite-lived intangible assets or Property, plant and equipment as of September 30, 2021.
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
IMPAIRMENT OF GOODWILL
The fair value of the wood treatment reporting unit, which was determined based on a discounted cash flow model, did not exceed the carrying value of the reporting unit. Key assumptions in our goodwill impairment test included projected future revenue and gross margin. As a result, the Company recorded a non-cash, pre-tax impairment charge of $25,576 for the year ended September 30, 2021.
As the Company approaches the closure dates of the facilities and there are finite estimated future cash flows, the carrying value of the wood treatment reporting unit will not be recoverable, resulting in future impairments of goodwill. The remaining carrying value of the wood treatment reporting unit as of September 30, 2021 includes $9.4 million of goodwill, which will be periodically impaired through the closure dates, resulting in no fair value ascribed to the wood treatment business by the dates of closure. The amount of the periodic impairments will vary depending on the timing of the remaining future cash flows of the business and carrying value of the reporting unit at each reporting period.
PRESENTATION OF IMPAIRMENT CHARGES
The impairment charges for wood treatment, included in the Performance Materials segment and presented within Impairment charges in the Consolidated Statements of (Loss) Income, are as follows:

	Year Ended September 30,
	2021	2020	2019
Long-lived asset impairment charges:
Property, plant, and equipment, net	$91	$450	$4,063
Other intangible assets, net	3,175	1,864	63,309
Total wood treatment long-lived asset impairment charges	3,266	2,314	67,372

Goodwill	25,576	—	—
Total wood treatment impairment charges	$28,842	$2,314	$67,372
The Company recognized a tax benefit of $606, $608 and $17,072, for the years ended September 30, 2021, 2020 and 2019, respectively, in Provision for income taxes in the Consolidated Statements of (Loss) Income related to long-lived asset impairments. The impairment charges related to goodwill are not tax deductible, therefore there is no related tax benefit for a portion of the impairment recorded for the year ended September 30, 2021.

INDEX
11. OTHER LONG-TERM ASSETS

	September 30,
	2021	2020
Right of use assets	$29,302	$30,999
Interest rate swap (See Note 15)	12,335	—
Prepaid unamortized debt issuance cost - revolver	2,201	537
SERP investments	1,439	1,214
Vendor contract assets	1,329	2,889
Other long-term assets	5,378	4,368
Total	$51,984	$40,007
12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30,
	2021	2020
Accrued compensation	$47,360	$46,465
Income taxes payable	16,836	16,216
Dividends payable	13,827	13,669
ARO (current)	11,933	—
Contract liabilities (current)	8,883	8,501
Current portion of operating lease liability	7,646	6,513
Taxes, other than income taxes	6,620	5,044
Current portion of terminated swap liability (See Note 15)	5,855	—
Goods and services received, not yet invoiced	3,866	3,957
Interest rate swap liability	2,995	11,992
Accrued interest	1,846	29
Other	12,130	9,056
Total	$139,797	$121,442
13. DEBT
Total debt consisted of the following:

	September 30,
	2021	2020
Senior Secured Term Loan Facility, one-month LIBOR plus 2.00%	$928,375	$936,363
Less: Unamortized debt issuance costs	(12,031)	(14,949)
Total debt	916,344	921,414
Less: Current maturities and short-term debt	(13,313)	(10,650)
Total long-term debt excluding current maturities	$903,031	$910,764
TERM LOAN FACILITY
In connection with the KMG Acquisition, the Company entered into a credit agreement (“Credit Agreement”), which includes the Senior Secured Term Loan Facility (“Term Loan Facility”) in an aggregate principal amount of $1,065.0 million. During the first quarter of fiscal 2020, the Company amended the Credit Agreement (“Amended Credit Agreement”) to reduce the interest rate on the Term Loan Facility. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a LIBOR, subject to a 0.00% floor, or (b) a base rate, in each case, plus an applicable margin of, in the case of borrowings under the Term Loan Facility, 2.00% for LIBOR loans and 1.00% for base rate loans. The borrowings are guaranteed by each of the Company’s wholly-owned domestic subsidiaries and are secured by substantially all assets of the Company and of each subsidiary guarantor, in each case subject to certain exceptions.

INDEX
The Term Loan Facility matures on November 15, 2025, and amortizes in equal quarterly installments of 0.25% of the initial principal amount. In addition, the Company is required to prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with up to 50% of the Company’s annual excess cash flow, as defined under the Amended Credit Agreement, and 100% of the net cash proceeds of certain recovery events and non-ordinary course asset sales. We did not make any prepayments during the fiscal year ended September 30, 2021 and made total prepayments of $10.0 million during the fiscal year ended September 30, 2020.
At September 30, 2021, the fair value of the Term Loan Facility, using level 2 inputs, approximated its carrying value of $928,375 as the loan bears a floating market rate of interest.
During the first quarter of fiscal 2021, the Company entered into a new interest rate swap agreement to extend the duration of its existing floating-to-fixed interest rate swap agreement and to take advantage of lower interest rates. See Note 15 of this Annual Report on Form 10-K for additional information.
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
As of September 30, 2021, scheduled principal repayments of the Term Loan Facility were:

Fiscal Year	Principal Repayments
2022	$13,313
2023	10,650
2024	10,650
2025	10,650
2026	883,112
$928,375
REVOLVING CREDIT FACILITY
During the fourth quarter of fiscal 2021, the Company amended the Amended Credit Agreement to increase the aggregate amount of the revolving credit facility from $200.0 million to $350.0 million, inclusive of a letter of credit sub-facility of up to $50.0 million, and to extend the maturity to July 2026 (“Revolving Credit Facility”). Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to a base rate in each case, plus an applicable margin of 1.50% for LIBOR loans and 0.50% for base rate loans. The applicable margin for borrowings under the Revolving Credit Facility varies depending on the Company’s first lien secured net leverage ratio.
There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2021 or 2020.
14. LEASES
We lease certain warehouse facilities, office space, machinery, vehicles, and equipment under cancellable and noncancellable leases, most of which expire in five years and may be renewed at our option.
The components of lease expense are as follows:

	Year Ended September 30,
Lease Components	2021	2020
Operating lease cost	$8,329	$7,871
Variable and short-term costs	1,324	1,637
Total lease cost	$9,653	$9,508
Lease expense for the year ended September 30, 2019 totaled $7,975.

INDEX
Supplemental balance sheet information related to leases is as follows:

	Consolidated Balance Sheet Location	September 30,
Lease Components		2021	2020
Lease right-of-use assets	Other long-term assets	$29,302	$30,999

Lease liabilities - current	Accrued expenses and other current liabilities	$7,646	$6,513
Lease liabilities - non-current	Other long-term liabilities	23,089	25,967
Total lease liabilities		$30,735	$32,480

Weighted-average remaining lease term (in years)		6 years	7 years
Weighted-average discount rate		2.55%	3.06%
Future maturities of operating lease liabilities for the years ended September 30 are as follows:

Fiscal Year	Amount
2022	$8,031
2023	6,791
2024	4,816
2025	3,706
2026	3,205
2026 and future years	6,132
Total future lease payments	32,681
Less: Imputed interest	1,946
Operating lease liability	30,735
15. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to various market risks, including risks associated with interest rates and foreign currency exchange rates.  We enter into certain derivative transactions to mitigate the volatility associated with these exposures.
CASH FLOW HEDGES - INTEREST RATE SWAP CONTRACT
During the first quarter of fiscal 2021, the Company entered into a new interest rate swap agreement to extend the duration of its existing swap arrangement and to take advantage of lower interest rates. The existing interest rate swap, which was in a loss position of $35.3 million, was terminated, and the hedging relationship was de-designated. The liability for the terminated interest rate swap is not measured at fair value and will be paid over the remaining term of the new swap. The loss amount for the terminated swap is included in Accumulated other comprehensive income (loss) and will be amortized on a straight-lined basis into interest expense through January 31, 2024, the remaining term of the original swap.
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

INDEX
The notional amounts of our derivative instruments are as follows:

	September 30,
	2021	2020
Derivatives designated as hedging instruments
Interest rate swap contract - new agreement	$555,210	$—
Interest rate swap contract - terminated agreement	—	571,000

Derivatives not designated as hedging instruments
Foreign exchange contracts to purchase U.S. dollars	$4,225	$8,054
Foreign exchange contracts to sell U.S. dollars	23,235	25,105
The fair values of our derivative instruments included in the Consolidated Balance Sheets are as follows:

	Consolidated Balance Sheets Location	Derivative Assets		Derivative Liabilities
		September 30,		September 30,
		2021	2020	2021	2020
Derivatives designated as hedging instruments
Interest rate swap contract	Other long-term assets	$12,335	$—	$—	$—
	Accrued expenses and other current liabilities	—	—	2,995	11,992
	Other long-term liabilities	—	—	—	26,000
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$27	$—	$—
	Accrued expenses and other current liabilities	—	—	388	165
The following table summarizes the effects of our derivative instrument on our Consolidated Statements of (Loss) Income:

	Consolidated Statements of (Loss) Income Location	(Loss) Gain Recognized in Consolidated Statements of (Loss) Income
		Year Ended September 30,
		2021	2020	2019
Derivatives designated as hedging instruments
Interest rate swap contract	Interest expense, net	$(4,835)	$(9,360)	$524
Terminated interest rate swap contract	Interest expense, net	(9,287)	—	—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other expense, net	$(794)	$(222)	$28

INDEX
The following table summarizes the effects of our derivative instrument on Accumulated other comprehensive income (loss):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Year Ended September 30,
	2021	2020	2019
Derivatives designated as hedging instruments
Interest rate swap contract	$7,184	$(23,161)	$(23,667)
We expect approximately $14,139 to be reclassified from Accumulated other comprehensive income (loss) into Interest expense, net during the next twelve months related to our existing and terminated interest rate swaps based on projected rates of the LIBOR forward curve as of September 30, 2021.
16. SHARE-BASED COMPENSATION PLANS
We grant share-based compensation to eligible participants under our 2021 Omnibus Incentive Plan (the “OIP”), which was approved by our stockholders and became effective for awards as of March 3, 2021, and prior to that under our 2012 Omnibus Incentive Plan, as amended effective March 7, 2017 (the “Prior Plan”). The OIP provides for grants of equity awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance-based awards, other stock-based awards such as substitute awards in connection with an acquisition, and cash incentive awards. The OIP authorizes up to 2,127 shares of stock to be granted thereunder.  In addition, up to 1,072 shares that become available from awards under the Prior Plan because of events such as forfeitures, cancellations or expirations will also be available for issuance under the OIP. Shares issued under our share-based compensation plans are issued from new shares rather than from treasury shares.
STOCK OPTIONS
Non-qualified stock options issued under the OIP are generally time-based and provide for a ten-year term, with options generally vesting equally over a four-year period.
The fair value of our stock options granted during fiscal 2021, as shown below, was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended September 30,
	2021	2020	2019
Weighted-average grant date fair value	$51.92	$39.68	$27.34
Expected term (in years)	6.74	6.96	6.86
Expected volatility	40%	32%	26%
Risk-free rate of return	0.7%	1.6%	2.8%
Dividend yield	1.2%	1.3%	1.6%
A summary of stock option activity is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2020	807	$75.87
Granted	113	147.67
Exercised	(132)	54.34
Forfeited or canceled	(9)	107.33
Outstanding at September 30, 2021	779	89.61	6.0	$29,654

Exercisable at September 30, 2021	510	$69.52	4.9	$27,763

Expected to vest at September 30, 2021	269	$127.60	8.1	$1,891

INDEX

	Year Ended September 30,
	2021	2020	2019
Intrinsic value of options exercised	$14,640	$19,077	$20,711
Cash received from exercise of options	7,190	9,350	13,193
Tax benefit from exercise of options	2,848	3,629	4,449
Fair value of options vested	3,892	3,765	4,506
As of September 30, 2021, there was $6,183 of total unrecognized share-based compensation expense related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.
EMPLOYEE STOCK PURCHASE PLAN (“ESPP”)
The ESPP allows all full-time, and certain part-time, employees of our Company and its designated subsidiaries to purchase shares of our common stock through payroll deductions, subject to a maximum number of shares that a participant may purchase and a maximum dollar expenditure in any six-month offering period, and certain other criteria. The provisions of the ESPP allow shares to be purchased at a price no less than the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. We use the Black-Scholes model for estimating the fair value of ESPP purchases. The amount of ESPP expense recognized in fiscal 2021, 2020, and 2019 was not material. As of September 30, 2021, a total of 240 shares are available for purchase under the ESPP.
RESTRICTED STOCK, RESTRICTED STOCK UNITS (“RSUs”), AND PERFORMANCE SHARE UNITS (“PSUs”)
Under the OIP, employees and non-employees may be awarded shares of restricted stock or RSUs, which generally vest over a four-year period. Restricted shares under the OIP may be purchased and placed “on deposit” by executive officers pursuant to the 2001 Deposit Share Program. Shares purchased under this Deposit Share Program receive a 50% match in restricted shares that vest at the end of a three-year period, and are subject to forfeiture upon early withdrawal of the deposit shares. The fair value of our restricted stock and RSU awards represents the closing price of our common stock on the date of award. Share-based compensation expense related to restricted stock and RSU awards is recorded net of expected forfeitures.
PSU awards are granted to certain employees and fully vest upon certification of performance achieved with respect to the PSU following the third anniversary of the performance period, according to the terms and conditions of the relevant PSU award agreement. Stock-based compensation for the awards is recognized over a three-year period based on the number of PSUs expected to vest under the awards at the end of the performance period, which is determined using certain performance measures and is re-evaluated at the end of each fiscal year through the end of the performance period. In addition, the PSUs awarded may be subject to downward or upward adjustment depending on the total shareholder return achieved by the Company during the particular performance period related to the PSUs, relative to the total shareholder return of the S&P MidCap 400 Index, as specified in the respective PSU award agreement. We estimate fair value of the PSUs at award date by using a Monte Carlo simulation model.
A summary of the activity of the restricted stock awards, RSU awards, and PSU awards is presented below:

	Restricted Stock Awards and Units[1]	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2020	257	$104.83
Granted[2]	101	141.70
Vested	(117)	95.82
Forfeited	(8)	118.64
Nonvested at September 30, 2021	233	126.61
1.Includes PSUs.
2.Includes additional PSUs earned relating to the fiscal 2018 grant based on final performance factor.

	Year Ended September 30,
	2021	2020	2019
Weighted average grant date fair value	$126.61	$104.83	$87.36
Total fair value of restricted stock awards and units vested	$11,702	$7,481	$11,060

INDEX
As of September 30, 2021, there was $16,130 of total unrecognized share-based compensation expense related to unvested restricted stock awards and RSUs, including PSUs, under the OIP. That cost is expected to be recognized over a weighted-average period of 2.2 years.
SHARE-BASED COMPENSATION EXPENSE
Total share-based compensation expense and the classification of that expense in the Consolidated Statements of (Loss) Income is as follows:

	Year Ended September 30,
	2021	2020	2019
Cost of sales	$2,970	$2,863	$2,727
Research, development and technical	1,739	2,090	2,150
Selling, general and administrative	14,969	11,443	13,350
Tax benefit	(3,755)	(3,162)	(3,767)
Total share-based compensation expense, net of tax	$15,923	$13,234	$14,460
Total gross share-based compensation expense is attributable to the following awards:

	Year Ended September 30,
	2021	2020	2019
Stock Options	$4,722	$4,406	$4,267
Restricted stock awards and restricted stock units	8,754	8,259	11,400
Performance share units	3,662	1,957	1,279
ESPP	2,540	1,774	1,281
17. EMPLOYEE RETIREMENT PLANS
DEFINED CONTRIBUTION PLANS
The Company has a 401(k) defined contribution plan covering employees in the U.S. The related expense totaled $8,962, $7,658 and $6,698 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The Company’s United Kingdom and Singapore subsidiaries also make immaterial contributions to retirement plans that function as defined contribution retirement plans.
PENSION OBLIGATIONS IN FOREIGN JURISDICTIONS
The Company has defined benefit plans covering employees in Japan, South Korea, and France as required by local law. These plans are unfunded. A summary of these combined plans are:

	September 30,
	2021	2020
Projected benefit obligation	$12,176	$11,627
Accumulated benefit obligation	9,006	8,680
Pension cost included in Accumulated other comprehensive income (loss), net of tax	(927)	(764)
Weighted average discount rate	1.32%	1.32%
Weighted average rate of increases in future compensation levels	2.96%	3.01%

INDEX
Benefit costs for the combined plans were $1,812, $1,403 and $1,345 in fiscal years 2021, 2020 and 2019, respectively, consisting primarily of service costs. Net service costs are included in Cost of sales and Operating expenses, and all other costs are recorded in the Other expense, net in our Consolidated Statements of (Loss) Income. Estimated future benefit payments are as follows:

Fiscal Year	Amount
2022	$446
2023	570
2024	568
2025	1,077
2026	842
2027 to 2031	5,190
18. INCOME TAXES
(Loss) income before income taxes was as follows:

	Year Ended September 30,
	2021	2020	2019
Domestic	$(129,814)	$94,002	$(45,364)
Foreign	75,020	79,345	108,470
Total	$(54,794)	$173,347	$63,106
Taxes on income consisted of the following:

	Year Ended September 30,
	2021	2020	2019
U.S. federal and state:
Current	$29,712	$20,733	$23,461
Deferred	(39,609)	(7,048)	(23,182)
Total	(9,897)	13,685	279

Foreign:
Current	25,417	21,053	27,580
Deferred	(1,737)	(4,219)	(3,968)
Total	23,680	16,834	23,612
Total U.S. and foreign	$13,783	$30,519	$23,891

INDEX
The Provision for income taxes at our effective tax rate differed from the statutory rate as follows:

	Year Ended September 30,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
U.S. benefits from research and experimentation activities	3.4	(1.5)	(2.9)
State taxes, net of federal effect	1.2	1.1	(4.7)
Foreign income at other than U.S. rates	(11.6)	1.7	10.3
Excess compensation	(3.3)	0.4	6.4
Share-based compensation	7.4	(2.2)	(7.2)
U.S. tax reform	—	—	14.1
Global Intangible Low Taxed Income ("GILTI")	1.5	—	3.1
Foreign derived intangible income	14.4	(3.4)	(3.9)
Change in reserve positions	(11.1)	1.9	0.3
Goodwill impairment	(47.5)	—	—
Other, net	(0.6)	(1.4)	1.4
Provision for income taxes	(25.2)%	17.6%	37.9%
The negative effective tax rate during fiscal 2021 in relation to the loss before income taxes of $54,794 was primarily attributable to the unfavorable impact of goodwill impairment charges related to PIM and wood treatment, partially offset by a tax benefit related to share-based compensation and foreign derived intangible income.
The decrease in the effective tax rate during fiscal 2020 was primarily attributable to the absence of a discrete charge recorded in fiscal 2019 related to the final regulations issued under the Tax Cuts and Jobs Act and the absence of unfavorable tax treatment of certain non-deductible costs related to the KMG Acquisition. Additionally, the tax rate was favorably impacted by the final tax regulations issued in July 2020, which provided for a high-tax exception for those jurisdictions subject to the GILTI tax, for which the Company qualified.
The following table presents the changes in the balance of gross unrecognized tax benefits during the last three fiscal years:

Balance September 30, 2018	$1,434
Additions for tax positions relating to the current fiscal year	271
Additions for tax positions relating to prior fiscal years	9,839
Balance September 30, 2019	11,544
Additions for tax positions relating to the current fiscal year	4,691
Additions for tax positions relating to prior fiscal years	140
Reduction for tax positions relating to prior fiscal years	(1,337)
Balance September 30, 2020	15,038
Additions for tax positions relating to the current fiscal year	5,288
Additions for tax positions relating to prior fiscal years	2,162
Reduction for tax positions relating to prior fiscal years	(113)
Balance September 30, 2021	$22,375
The entire balance of unrecognized tax benefits shown above as of September 30, 2021 and 2020, would affect our effective tax rate if recognized. Additions for tax positions of $5,288 recorded in the current fiscal year are mainly due to liabilities related to mix of jurisdictional earnings from intercompany transactions. Interest accrued and penalties charged to expense in fiscal years 2021, 2020 and 2019 was immaterial.
At September 30, 2021, the tax periods open to examination by the U.S. federal, state and local governments include fiscal years 2015 through 2021, and the tax periods open to examination by foreign jurisdictions include fiscal years 2016 through 2021. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

INDEX
Significant components of net deferred tax assets and liabilities were as follows:

	September 30,
	2021	2020
Deferred tax assets:
Employee benefits	$7,877	$8,920
Inventory	6,469	4,657
Accrued expenses	3,121	2,615
Share-based compensation expense	5,686	5,709
Credit and other carryforwards	9,647	5,803
Lease obligations	6,858	—
Interest rate swap	3,732	8,506
Other	579	1,238
Valuation allowance	(2,880)	(2,948)
Total deferred tax assets	$41,089	$34,500

Deferred tax liabilities:
Depreciation and amortization	$94,425	$131,237
Lease right-of-use assets	6,689	—
Withholding on transition taxes	4,696	4,156
Other	3,396	3,606
Total deferred tax liabilities	$109,206	$138,999
As of September 30, 2021, the Company had foreign and domestic net operating loss carryforwards (“NOLs”) of $28,243, which will expire over the period between fiscal years 2022 and 2041. We have recorded a tax-effected valuation allowance of $2,880 against the deferred tax assets related to certain foreign and U.S. federal and state NOLs, as well as on certain federal tax credit carryforwards. As of September 30, 2021, the Company had a U.S. federal and state tax credit carryforward of $1,325, which will expire beginning in fiscal years 2022 through 2031.
19. COMMITMENTS AND CONTINGENCIES
LEGAL PROCEEDINGS AND OTHER CONTINGENCIES
We periodically become a party to legal proceedings, arbitrations, regulatory proceedings, inquiries and investigations (“contingencies”) arising in the ordinary course of our business operations. The ultimate resolution of these contingencies is subject to significant uncertainty, and should we fail to prevail in any of them or should several of them be resolved against us in the same reporting period, these matters could, individually or in the aggregate, be material to our Consolidated Financial Statements. One of these contingencies, related to Star Lake Canal, which we assumed in connection with the KMG Acquisition, is discussed below. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in our Consolidated Financial Statements.
In connection with the KMG Acquisition, through KMG-Bernuth as of the KMG Acquisition Date, we assumed a contingency related to the Star Lake Canal Superfund Site near Beaumont, Texas (“Star Lake”). In 2014, prior to the KMG Acquisition, the United States Environmental Protection Agency (“EPA”) had notified KMG-Bernuth that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, in connection with Star Lake. Although KMG-Bernuth has not conceded liability with respect to Star Lake, and has asserted to the EPA and other parties its defenses to any liability, KMG-Bernuth and seven other cooperating parties entered into an agreement with the EPA in September 2016 to complete a remedial design of the remediation actions for the site and recorded a reserve at that time. In the fourth quarter of fiscal 2021, an additional reserve for the anticipated remedial action phase, which will be performed under a separate future agreement, was established for $2,508, resulting in a total remaining reserve for the remediation of $2,711 as of September 30, 2021.

INDEX
Separately, in fiscal 2019, a fire, which involved non-hazardous waste materials and caused no injuries, occurred at the warehouse of the wood treatment facility of our subsidiary KMG-Bernuth, Inc. (“KMG-Bernuth”), in Tuscaloosa, Alabama, which processes pentachlorophenol (“penta”) for sale to customers in the U.S. and Canada. KMG-Bernuth commenced and completed cleanup with oversight from certain local, state and federal authorities, and we recorded related expense and for disposal of affected inventory in Cost of sales. We recorded expense of $26, $1,551 and $9,494 for the years ended September 30, 2021, 2020, and 2019, respectively. Although we believe we have completed cleanup efforts related to the fire incident, there are potential other related costs that cannot be reasonably estimated as of this time due to the nature of federally-regulated penta-related requirements. In addition, we continue to work with our insurance carriers on possible recovery of losses and costs related to the fire incident. We received $1,076 and $468 of insurance recoveries during the years ended September 30, 2021 and 2020, respectively, which was recorded in Cost of sales. At this point we cannot reasonably estimate whether we will receive any additional insurance recoveries, or if so, the amount of such recoveries.
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
We evaluate estimated losses for such indemnifications under the accounting standards related to contingencies and guarantees. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not experienced material costs as a result of such obligations and, as of September 30, 2021, have not recorded any liabilities related to such indemnifications in our financial statements as we do not believe the likelihood of such obligations is probable.

INDEX
PURCHASE OBLIGATIONS
Purchase obligations include take-or-pay arrangements with suppliers, and purchase orders and other obligations entered into in the normal course of business regarding the purchase of goods and services. We have been operating under an abrasive particle supply agreement, the current term of which runs through December 2022. As of September 30, 2021, purchase obligations include $11,030 of contractual commitments related to this agreement. In addition, we have a purchase commitment of $15,133 to purchase non-water based carrier fluid.
20. (LOSS) EARNINGS PER SHARE

	Year Ended September 30,
	2021	2020	2019
Numerator:
Net (loss) income available to common shares	$(68,577)	$142,828	$39,215

Denominator:
Weighted average common shares	29,126	29,136	28,571
Weighted average effect of dilutive securities	—	444	523
Diluted weighted average common shares	29,126	29,580	29,094

(Loss) earnings per share:
Basic	$(2.35)	$4.90	$1.37
Diluted	$(2.35)	$4.83	$1.35
For the year ended September 30, 2021, no dilutive shares were calculated, as the inclusion of 416 dilutive potential common shares in a net loss situation would be anti-dilutive.
Shares excluded from the calculation of Diluted (loss) earnings per share as their inclusion would have been anti-dilutive under the treasury stock method are as follows:

	Year Ended September 30,
	2021	2020	2019
Outstanding stock options	25	102	196
21. SEGMENT REPORTING
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
Our chief operating decision maker evaluates segment performance based upon revenue and segment adjusted EBITDA. Segment adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period. These adjustments include acquisition and integration-related expenses, certain costs related to the KMG-Bernuth warehouse fire, net of insurance recovery, the impact of fair value adjustments to inventory acquired from KMG, impairment charges, net restructuring charges related to the wood treatment business, a charge for an environmental accrual and costs related to the Pandemic, net of grants received. We exclude these items from earnings when presenting adjusted EBITDA because we believe they are not indicative of a segment’s regular, ongoing operating performance. Adjusted EBITDA is also the basis of a performance metric for our fiscal 2021 Short-Term Incentive Program. In addition, our chief operating decision maker does not use assets by segment to evaluate performance or allocate resources, and therefore, we do not disclose assets by segment.

INDEX
The two segments operate independently and serve different markets and customers, as a result there are no sales between segments. Revenue from external customers by segment are as follows:

	Year Ended September 30,
	2021	2020	2019
Segment Revenue:
Electronic Materials:
CMP slurries	$546,959	$480,617	$460,053
Electronic chemicals	330,761	316,253	278,413
CMP pads	95,335	85,954	94,585
Materials technologies	11,657	—	—
Total Electronic Materials	$984,712	$882,824	$833,051

Performance Materials:
PIM	$106,810	$141,503	$140,553
Wood treatment	73,188	62,655	31,898
QED	35,121	29,288	32,194
Total Performance Materials	$215,119	$233,446	$204,645

Total	$1,199,831	$1,116,270	$1,037,696
Capital expenditures by segment are as follows:

	Year Ended September 30,
	2021	2020	2019
Capital Expenditures:
Electronic Materials	$28,272	$26,536	$40,166
Performance Materials	4,094	84,634	16,367
Corporate	9,381	11,344	5,663
Total	$41,747	$122,514	$62,196

INDEX
Adjusted EBITDA by segment is as follows:

	Year Ended September 30,
	2021	2020	2019
Net (loss) income	$(68,577)	$142,828	$39,215
Interest expense, net	38,360	41,840	43,335
Income taxes	13,783	30,519	23,891
Depreciation and amortization	132,170	127,737	98,592
EBITDA	115,736	342,924	205,033
Impairment charges	230,392	2,314	67,372
Acquisition and integration-related expense	10,115	10,852	34,709
Environmental accrual	2,508	—	—
Costs related to KMG-Bernuth warehouse fire, net of insurance recovery	(1,050)	1,083	9,905
Costs related to the Pandemic, net of grants received	489	849	—
Charge for fair value write-up of acquired inventory sold	—	—	14,869
Net costs related to restructuring of the wood treatment business	123	(221)	1,530
Consolidated adjusted EBITDA	$358,313	$357,801	$333,418

Segment adjusted EBITDA:
Electronic Materials	$323,827	$299,037	$294,902
Performance Materials	87,961	106,797	91,372
Unallocated corporate expenses	(53,475)	(48,033)	(52,856)
Consolidated adjusted EBITDA	$358,313	$357,801	$333,418
The unallocated portions of corporate functions, including finance, legal, human resources, information technology, and corporate development, are not directly attributable to a reportable segment.
22. FINANCIAL INFORMATION BY GEOGRAPHIC AREA
Revenues are attributed to the U.S. and foreign regions based upon the customer location and not the geographic location from which our products were shipped. Financial information by geographic area was as follows:

	Year Ended September 30,
	2021	2020	2019
Revenue:
North America	$405,426	$399,993	$372,247
Asia	631,904	546,866	515,833
Europe, Middle East, and Africa	161,861	169,099	149,305
South America	640	312	311
Total	$1,199,831	$1,116,270	$1,037,696
Property, plant and equipment, net[1]:
North America	$246,413	$250,895	$133,682
Asia	63,242	66,872	68,823
Europe	45,116	44,300	74,313
Total	$354,771	$362,067	$276,818
1.No individual countries other than the U.S. have material Property, plant and equipment

INDEX
The following table shows revenue from sales to customers in foreign countries that accounted for more than 10% of our total revenue:

	Year Ended September 30,
	2021	2020	2019
Revenue:
China	$157,876	$113,570	*
South Korea	143,737	127,972	135,844
Taiwan	138,852	133,059	125,895
*Not a country with more than 10% revenue.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
The following table sets forth activities in our allowance for credit losses:

Allowance For Credit Losses	Balance At Beginning of Year	Amount of Charge (Benefit) To Expenses	Deductions and Adjustments	Balance At End of Year
Year ended:
September 30, 2021	$583	$76	$(132)	$527
September 30, 2020	2,377	(1,122)	(672)	583
September 30, 2019	1,900	432	45	2,377
The following table sets forth activities in our valuation allowance on certain deferred tax assets:

Valuation Allowance	Balance At Beginning of Year	Amounts Charged To Expenses	Deductions and Adjustments	Balance At End of Year
Year ended:
September 30, 2021	$2,948	$472	$(540)	$2,880
September 30, 2020	2,565	658	(275)	2,948
September 30, 2019	133	2,432	—	2,565

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s CEO and CFO, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; provide reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based upon SEC staff guidance, management has excluded ITS from the scope of our assessment of internal control over financial reporting as of September 30, 2021 because it was acquired by the Company in a business combination during fiscal 2021. As of September 30, 2021 and for the period from the ITS Acquisition Date through September 30, 2021, total assets and total revenue of ITS represented less than 1% of the Company’s consolidated total assets and total revenues.
Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021. The effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.
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
None.

INDEX
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Form 10-K with respect to identification of directors, the existence of a separately-designated standing audit committee, identification of members of such committee, and identification of an audit committee financial expert, is incorporated by reference from the information contained in the sections captioned “Election of Directors” and “Board Structure and Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 9, 2022 (the “Proxy Statement”). In addition, for information with respect to the executive officers of our Company, see “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by Item 405 of Regulation S-K is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
Shown below is information as of September 30, 2021, with respect to the shares of common stock that may be issued under CMC’s existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,010,486	(2)	$89.61	(2)	2,361,281	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,010,486	(2)	$89.61	(2)	2,361,281	(3)
1.See Note 16 of “Notes to the Consolidated Financial Statements” of this Annual Report on Form 10-K for more information regarding the composition of our equity compensation plans.
2.Column (a) includes 779,010 shares subject to outstanding nonqualified stock options, 146,960 shares that employees and non-employee directors have the right to acquire upon the vesting of the equivalent RSUs that they have been awarded under our equity incentive plans, and 84,516 initial granted shares that certain employees have the right to acquire upon the vesting of the performance-based restricted stock units (PSUs) that they have been awarded under our equity incentive plans, which may be subject to downward or upward adjustment depending on the performance measures during the particular performance period pursuant to the PSU award agreement. Column (b) excludes all of these RSUs and PSUs from the weighted-average exercise price. The weighted average term of stock options is 6.04 years.
3.Column (c) includes 239,941 shares available for future issuance under the Employee Stock Purchase Plan.
The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Stock Ownership” in the Proxy Statement.

INDEX
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.
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
Report of Independent Registered Public Accounting Firm
Consolidated Statements of (Loss) Income for the years ended September 30, 2021, 2020 and 2019
Consolidated Statements of Comprehensive (Loss) Income for the years ended September 30, 2021, 2020 and 2019
Consolidated Balance Sheets at September 30, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2021, 2020 and 2019

3.	Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:
ITEM 16. FORM 10-K SUMMARY
None.

Exhibit No.	Description	Filed as an exhibit to, and incorporated by reference from
		Form	File No.	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 14, 2018, by and among KMG Chemicals, Inc., Cabot Microelectronics Corporation, and Cobalt Merger Sub Corporation.	8-K	000-30205	August 17, 2018
3.2	(Fourth) Amended and Restated Bylaws of CMC Materials, Inc.	8-K	000-30205	October 1, 2020
3.3	(Second) Amended and Restated Certificate of Incorporation of CMC Materials, Inc.	8-K	000-30205	October 1, 2020
4.1	Form of CMC Materials, Inc. Common Stock Certificate.	10-K	000-30205	November 17, 2020
4.2	Description of the Company’s Securities.	10-K	000-30205	November 17, 2020
10.1	CMC Materials, Inc. 2007 Employee Stock Purchase Plan, as Amended and Restated September 23, 2013.*	10-K	000-30205	November 17, 2020
10.2	Form of Amended and Restated Change in Control Severance Protection Agreement.**	10-K	000-30205	November 25, 2008
10.3	Directors’ Deferred Compensation Plan, as Amended and Restated February 25, 2021.*	10-Q	000-30205	May 6, 2021
10.4	Form of Deposit Share Agreement.***
10.5	Adoption Agreement, as amended September 23, 2008, of Cabot Microelectronics Corporation Supplemental Employee Retirement Plan.*	10-K	000-30205	November 25, 2008
10.6	Directors’ Cash Compensation Umbrella Program.*	10-K	000-30205	November 17, 2020
10.7	CMC Materials, Inc. Supplemental Employee Retirement Plan, as amended.*	10-K	000-30205	November 25, 2008
10.8	CMC Materials, Inc. 2012 Omnibus Incentive Plan, as amended effective March 7, 2017. *	10-K	000-30205	November 17, 2020

INDEX

10.9	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).*	10-Q	000-30205	February 8, 2013
10.10	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).*	10-Q	000-30205	August 8, 2012
10.11	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[__] Restricted Unit Award Agreement for United States Employees*	10-Q	000-30205	February 8, 2016
10.12	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[ ] Non-Qualified Stock Option Award Agreement for United States Employees*	10-Q	000-30205	February 7, 2018
10.13	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[ ] Restricted Stock Unit Award Agreement for United States Employees*	10-Q	000-30205	February 7, 2018
10.14	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[ ] Performance Share Unit Award Agreement for United States Employees*	10-Q	000-30205	February 7, 2018
10.15	CMC Materials, Inc. 2021 Omnibus Incentive Plan.*
10.16	Form of CMC Materials, Inc. 2021 Omnibus Incentive Plan Non-Employee Director Annual Non-Qualified Stock Option Grant Agreement.*	10-Q	000-30205	May 6, 2021
10.17	Form of CMC Materials, Inc. 2021 Omnibus Incentive Plan Non-Employee Director Annual Restricted Stock Unit Award Agreement.*	10-Q	000-30205	May 6, 2021
10.18	Form of CMC Materials, Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (non-employee directors).*	10-Q	000-30205	August 5, 2021
10.19	Form of CMC Materials, Inc. 2021 Omnibus Incentive Plan Restricted Stock Award Agreement - 202[ ] Deposit Share Award*
10.20	Employment Offer Letter dated December 12, 2014 (David H. Li).*	10-Q	000-30205	February 6, 2015
10.21	CMC Materials, Inc. Short Term Incentive Program*
10.22	Credit Agreement, dated as of November 15, 2018, by and among CMC Materials, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	000-30205	February 4, 2021
10.23
Amendment No. 1, dated December 20, 2019, to Credit Agreement, dated November 15, 2018, by and among Cabot Microelectronics Corporation, the lenders party thereto and JPMorgan Chas Bank, N.A., as administrative agent.
		8-K	000-30205	December 24, 2019
10.24
Incremental Assumption Agreement and Refinancing Amendment No. 2, dated as of July 2, 2021, to Credit Agreement, dated as of November 15, 2018, by and among CMC Materials, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
		8-K	000-30205	July 6, 2021
21.1	Subsidiaries of CMC Materials, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

INDEX

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract, or compensatory plan or arrangement.
**
Substantially similar change in control severance protection agreements have been entered into with David H. Li, Scott D. Beamer, H. Carol Bernstein, Eleanor K. Thorp, Jeffrey M. Dysard, Colleen E. Mumford, Jeanette A. Press, and Daniel D. Woodland, with differences only in the amount of payments and benefits to be received by such persons.

***
Substantially similar deposit share agreements have been entered into with Scott D. Beamer, Jeffrey M. Dysard, David H. Li, Jeanette A. Press, and Eleanor K. Thorp with differences only in the amount of initial deposit made and deposit shares purchased by such persons.

INDEX
SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

CMC MATERIALS, INC.

Date: November 12, 2021	/s/ DAVID H. LI
David H. Li President and Chief Executive Officer [Principal Executive Officer]

Date: November 12, 2021	/s/ SCOTT D BEAMER
Scott D. Beamer Vice President and Chief Financial Officer [Principal Financial Officer]

Date: November 12, 2021	/s/ JEANETTE A. PRESS
Jeanette A. Press Corporate Controller [Principal Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 12, 2021	/s/ WILLIAM P. NOGLOWS*
William P. Noglows Chairman of the Board [Director]

Date: November 12, 2021	/s/ DAVID H. LI
David H. Li President and Chief Executive Officer [Director]

Date: November 12, 2021	/s/ RICHARD S. HILL*
Richard S. Hill [Director]

Date: November 12, 2021	/s/ BARBARA A. KLEIN*
Barbara A. Klein [Director]

Date: November 12, 2021	/s/ PAUL J. REILLY*
Paul J. Reilly [Director]

Date: November 12, 2021	/s/ ANNE K. ROBY*
Anne K. Roby [Director]

Date: November 12, 2021	/s/ SUSAN M. WHITNEY*
Susan M. Whitney [Director]

Date: November 12, 2021	/s/ GEOFFREY WILD*
Geoffrey Wild [Director]
*by H. Carol Bernstein as Attorney-in-fact pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.