Form 10-K/A
period 2021-09-30
CMC Materials, Inc.
filed 2022-01-19
CIK 1102934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

As of January 7, 2022, the Company had 28,568,967 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of CMC Materials, Inc. (“CMC”, “the Company”, “us”, “we”, or “our”) for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Form 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

INDEX
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

As of January 7, 2022, our current directors are as follows:

Richard S. Hill, 69. Mr. Hill was elected a director of our company in June 2012. Mr. Hill retired as the Chairman and Chief Executive Officer of Novellus Systems, Inc. in June 2012 after serving in these positions since 1996, and since 1993 as CEO upon his joining Novellus. Prior to leading Novellus, Mr. Hill held various senior leadership and management positions with Tektronix, Inc., General Electric, Inc., Motorola, Inc., and Hughes Aircraft, Inc. Mr. Hill also serves as a director of Arrow Electronics, Inc. and Marvell Technology Group Ltd. He also previously served as a director of Xperi, Inc. until June 2020, and of Symantec, Inc. from January until December 2019, also having served as Interim Chief Executive Officer there from May to November 2019. He received a B.S. in bioengineering from the University of Illinois and a M.B.A. from Syracuse University. Based upon Mr. Hill’s management and director experience and his technical background discussed above, the board has concluded Mr. Hill should serve as a director of our company.

Barbara A. Klein, 67. Ms. Klein was elected a director of our company in April 2008. Ms. Klein also is a director of Ingredion, Inc. She retired in May 2008 as the Senior Vice President and Chief Financial Officer of CDW Corporation. Prior to that, Ms. Klein held a variety of senior finance positions including Vice President and Chief Financial Officer of Dean Foods Company, Vice President and Corporate Controller of Ameritech Corporation, and Vice President and Corporate Controller of Pillsbury Co. Ms. Klein received a B.S. in accounting and finance from Marquette University, and an M.B.A. from Loyola University. Based upon Ms. Klein’s management and director experience and her accounting and finance background discussed above, the board has concluded Ms. Klein should serve as a director of our company.

David H. Li, 49. Mr. Li was elected a director of our company in January 2015, and has served as our President and Chief Executive Officer since then. From June 2008 through December 2014, Mr. Li served as our Vice President of the Asia Pacific Region. Prior to that role, Mr. Li served in various leadership roles throughout our business since joining us in 1998. Mr. Li received a B.S. in chemical engineering from Purdue University and an M.B.A. from Northwestern University. Based upon Mr. Li’s management experience, his knowledge of our company, its operations and customers, his knowledge of the chemical and semiconductor industries, and his Asia-focused, cross-border business experience, the board has concluded Mr. Li should serve as a director of our company.

William P. Noglows, 63. Mr. Noglows has served as our Chairman since 2003, and was our President and Chief Executive Officer from November 2003 through December 2014. Mr. Noglows also is a director of Aspen Aerogels, Inc. and Littelfuse, Inc. From 1984 through 2003, he served in various leadership positions at Cabot Corporation, culminating in serving as an executive vice president and general manager. Mr. Noglows had previously served as a director of our company from December 1999 until April 2002. Mr. Noglows received his B.S. in chemical engineering from the Georgia Institute of Technology. Based upon Mr. Noglows’ management experience, his knowledge of our company and its operations, and his knowledge of the chemical and semiconductor industries, the board has concluded Mr. Noglows should serve as a director of our company.

Paul J. Reilly, 64. Mr. Reilly was elected a director of our company in March 2017. Mr. Reilly served as an executive vice president of Arrow Electronics, Inc. through his retirement in January 2017, and had held various leadership roles there, including serving as the executive vice president, finance and operations, and chief financial officer from 2001 through May 2016, and head of global operations from 2009 through May 2016. Prior to joining Arrow in 1991, Mr. Reilly was a certified public accountant at KPMG Peat Marwick. Mr. Reilly also serves as a director of Assurant, Inc., and previously served as a director of comScore, Inc. from September 2017 until August 2019. He has a B.S. in accounting from St. John’s University. Based upon Mr. Reilly’s management and director experience and his accounting and finance background discussed above, the board has concluded Mr. Reilly should serve as a director of our company.

INDEX
Dr. Anne K. Roby, 57. Dr. Roby was elected a director of our company in June 2021. She most recently served as an Executive Vice President and Member of the Management Committee of Linde plc, a leader in industrial and specialty materials for the semiconductor and other industries, from September 2017, upon Linde’s merger with Praxair, Inc., until her retirement in July 2020. Her tenure at Linde capped a more than 25-year career at Praxair prior to the merger, culminating in her serving as a Senior Vice President and Member of the Office of the Chairman from 2014 to 2017. Prior to this, she was the President, Praxair Asia and Electronics, based in Shanghai, China, for four years. Dr. Roby is the Vice Chair of the Board of the Nuvance Health Network, and is a Trustee of Villanova University. She received her B.Sc. from Villanova University, and her Ph.D. from the University of Delaware, both in Chemical Engineering, and is a Member of the National Academy of Engineering. Based upon Dr. Roby’s management experience and her technical background discussed above, the board has concluded that Dr. Roby should serve as a director of our company.

Susan M. Whitney, 71. Ms. Whitney was elected a director of our company in April 2015. Ms. Whitney retired from the IBM Corporation in 2007, following a 35-year career in which she held various operational leadership roles throughout the company. Ms. Whitney also serves as a trustee of the College of Mt. St. Vincent, and served as a director of LSI Logic Corporation prior to its acquisition by Avago Technologies, Ltd. in 2014. She received her B.A. in mathematics and economics from the College of Mt. St. Vincent. Based upon Ms. Whitney’s management and director experience and her background in technology companies discussed above, the board has concluded Ms. Whitney should serve as a director of our company.

Geoffrey Wild, 65. Mr. Wild was elected a director of our company in September 2015. Mr. Wild is the Chief Executive Officer of Atotech since March 2017. He previously had served successively as the Chief Executive Officer of AZ Electronic Materials, Cascade Microtech, Inc. and Nikon Precision, Inc. Mr. Wild previously served as a director of Materion Corporation until December 2019, and Axcelis Technologies, Inc. He received his B.S. in chemistry from the University of Bath, UK. Based upon Mr. Wild’s management and director experience and his technical background discussed above, the board has concluded Mr. Wild should serve as a director of our company.

Executive Officers

For information with respect to the executive officers of our Company, see “Information about our Executive Officers” in Part I of our Original Form 10-K.

Code of Business Conduct

We have adopted a code of business conduct for all our employees and directors, including our principal executive officer, other executive officers, principal financial officer and senior financial personnel. A copy of our code of business conduct is available free of charge on our Company website at www.cmcmaterials.com. We intend to post on our website any material changes to, or waivers from, our code of business conduct, if any, within two days of any such event.

Audit Committee Members and Financial Expert

The Audit Committee consists of Messrs. Hill, Reilly and Wild and Ms. Klein, with Mr. Reilly serving as the chair. The Board has determined that each current member of the Audit Committee is financially sophisticated under the listing standards of The Nasdaq Stock Market (the “Nasdaq Rules”). The Board has also determined that Mr. Reilly and Ms. Klein are “audit committee financial experts” as defined in Regulation S-K Item 407(d)(5)(ii) adopted by the SEC. All current members of the Audit Committee are considered independent because they satisfy the independence requirements prescribed by the Nasdaq Rules, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In this section, we discuss and analyze our executive officer compensation program and how we compensated each of our named executive officers identified in the following table in fiscal year 2021. The individuals listed below include our chief executive officer, chief financial officer, and our three other most highly compensated executive officers based on total compensation.

INDEX
Name	Title
David H. Li	President and Chief Executive Officer
Scott D. Beamer	Former Vice President and Chief Financial Officer
Daniel D. Woodland	Vice President and President, Electronic Materials
Jeffrey M. Dysard	Vice President and President, Performance Materials
H. Carol Bernstein	Vice President, Secretary and General Counsel

As previously disclosed, on November 15, 2021, Mr. Beamer resigned as Vice President and Chief Financial Officer and Jeanette A. Press, our Principal Accounting Officer and Controller, was appointed to the additional role of Interim Chief Financial Officer. A description of the compensation arrangements with Mr. Beamer and Ms. Press in connection with the transition can be found under the headings, “Transition Arrangement with Mr. Beamer” and “Interim CFO Compensation Arrangement,” following the Summary Compensation Table below.

Fiscal Year 2021 Executive Compensation Summary

Our executive compensation program is structured to align our named executive officers’ interests with those of our stockholders, by linking compensation to business objectives and performance, and to attract and retain talented executives. In general, our executive officers, including David H. Li, our President and Chief Executive Officer, and our other named executive officers, are eligible for, and participate in, our compensation and benefits programs according to the same terms as those available to all our employees. Our executive officer compensation program is administered by the compensation committee of our board of directors, which is composed solely of independent directors. The key elements of our executive compensation program are base salary, annual cash incentives pursuant to our Short-Term Incentive Program (“STIP”), and long-term equity incentives. The compensation committee is responsible for determining the level of compensation awarded to our named executive officers and our other executive officers. The compensation committee targets compensation levels that take into account current market practices and believes that offering market-comparable pay opportunities allows our company to maintain a successful and stable executive team.

In fiscal year 2021, we achieved another year of record revenue, driven by the continued remarkable efforts of our worldwide team of employees who tirelessly and safely delivered on commitments to our customers, with a paramount focus on employee health and workplace safety occasioned by the ongoing challenges of the COVID-19 pandemic (the “Pandemic”). However, inflationary and supply chain challenges arising out of the Pandemic, which have affected many other businesses globally, adversely affected our profitability in fiscal year 2021, and as previously disclosed, we have implemented various cost optimization and productivity enhancement measures to mitigate their effect on our company.   Regardless of these challenges, all our businesses have continued in full operation around the world, as they have since the onset of the Pandemic as essential businesses according to various government requirements. As in fiscal year 2020, in fiscal year 2021, we continued to refine our global business continuity plans to help mitigate the impact of the Pandemic and global supply chain disruptions on our operations. We continue our operations with vigilance as the Pandemic has continued through the end of fiscal year 2021 and through our fiscal year 2022 to date. During these challenging times, we have also made efforts to give back and help the communities in which we operate, and to enhance our focus on sustainability, as demonstrated through our recently published 2021 Corporate Sustainability Report, which includes our Fiscal Year 2022 – Fiscal Year 2026 Sustainability Goals.

For fiscal year 2021, our leadership team, composed of our executive officers, including our named executive officers, achieved record revenue for the sixth consecutive year. Our electronic materials business, which comprises approximately 80 percent of our business and serves the semiconductor industry, contributed to this growth and maintained stability throughout the year as the industry showed resilience and some continued strengthening as the Pandemic drove technology demand through work from home, e-learning, and healthcare-related needs. Fiscal year 2021 also marked our first fiscal year operating as the rebranded CMC Materials, Inc. Our fiscal year 2021 results reflect the efforts of our global workforce, led by Mr. Li and our other executive officers, including our named executive officers.

INDEX
Overview

General

Our executive compensation program is administered by the compensation committee of our board of directors, which is composed solely of independent directors. The compensation committee is responsible for determining the level of compensation paid to our named executive officers and our other executive officers, including determining awards under and administering the CMC Materials, Inc. 2021 Omnibus Incentive Plan (“2021 OIP”) (which replaced the CMC Materials, Inc. 2012 Omnibus Incentive Plan (“2012 OIP”) effective as of our 2021 annual meeting of stockholders). The compensation committee is also responsible for reviewing and establishing all other executive officer compensation programs and plans that we may adopt from time to time. During, and for, fiscal year 2021, the compensation committee made all decisions pertaining to the compensation of our named executive officers and our other executive officers. The compensation committee also reviewed and approved the methodology used for compensation of our general employee population. Our chief executive officer is neither present for voting or deliberation on, nor votes upon decisions relating to, his compensation. In addition, our chief executive officer does not vote upon decisions related to the compensation of our other executive officers. Our chief executive officer evaluates the performance of our other executive officers, including the named executive officers, discusses the compensation and mix and forms of compensation of the other executive officers with the compensation committee’s independent compensation consultant and with the committee, and makes recommendations to the committee with respect to the compensation of the other executive officers. However, the committee makes all final decisions regarding the executive officers’ compensation. Also, our vice president of human resources and her human resources staff support the compensation committee in its work by providing input and recommendations on the overall mix and forms of executive officer compensation, and discuss such matters with the committee’s independent compensation consultant, as directed by the compensation committee. Our vice president of human resources and her human resources staff do not make decisions regarding the amount of compensation for our named executive officers or other executive officers, and are not present for voting on any such matters.

As part of its responsibilities pursuant to its charter, the compensation committee also authorizes and reviews the non-binding stockholder advisory vote to approve our named executive officer compensation, as described in our proxy statement. At our 2021 annual meeting of stockholders, our stockholders approved the company’s named executive officer compensation, as described in our 2021 proxy statement, with approximately 97% of the votes cast in favor of the matter. Our compensation committee and our board of directors met following the 2021 annual meeting to consider the results of such non-binding stockholder advisory vote and made no changes to the company’s executive compensation program as a result of such vote.

Compensation Policy and Overall Objectives

In determining the amount and composition of executive officer compensation, the committee’s goal is to provide compensation that will enable us to:

•	link the interests of our executive officers to the interests of our stockholders,

•	align compensation with business objectives and performance, and

•	attract and retain talented executives.

INDEX
In general, executive officers, including our President and Chief Executive Officer and our other named executive officers, are eligible for, and participate in, our compensation and benefits programs according to the same terms as those available to all our employees. For example, the terms and conditions of our annual non-qualified stock option and restricted stock unit awards under the 2021 OIP (and previously, the 2012 OIP) are the same for our executive officers as they are for our other employees. Similarly, the health and welfare benefit programs in the countries in which we operate are generally the same for all our employees, including our named executive officers and other executive officers; our executive officers participate in the same Employee Stock Purchase Plan, tax-qualified savings plan (the “401(k) Plan”) and non-qualified supplemental savings plan (the “Supplemental Plan”), according to the same terms, as our other employees. Aside from the change-in-control severance protection agreements with our named executive officers and other executive officers, and an employment agreement with Mr. Li, all of which are described in greater detail in the “Executive Compensation” section below, we do not have general post-termination of service agreements with our executive officers. Our executive officers have been eligible to participate in our Executive Officer Deposit Share Program, as described in greater detail below in the section entitled “Executive Compensation.” Since December 2017, the mix of annual equity awards granted to Mr. Li and our other named executive officers has been weighted in favor of performance-based awards, which helps to more closely link long term incentives with company performance and the interests of our stockholders. Such awards are more fully described below.

Competitive Compensation Benchmarking

The compensation committee believes that each element of the compensation program should target compensation levels that take into account current market practices. Offering market-comparable pay opportunities allows us to maintain a successful and stable management team. Since our acquisition of KMG Chemicals, Inc. in fiscal year 2019, we broadened our portfolio of specialty materials and strengthened our position as a premier materials supplier to the semiconductor industry by adding KMG’s electronic chemicals business to our portfolio, and also adding the performance materials businesses of KMG, which serve customers in several industries and generally relate to the broader specialty chemicals sector, and made related changes to our peer group of companies for compensation comparison purposes to include specialty materials companies in addition to semiconductor materials companies, as well as companies that have similar levels of revenue, market capitalization, geographic scope, and employment. The compensation committee considers changes to the composition of our peer group from time to time based on changes in our or others’ business, and last reviewed the group during fiscal year 2021 with analysis from the independent compensation consultant to the compensation committee, who as of April 2017 is Meridian. The compensation committee first used the current group for comparison purposes at the end of fiscal year 2019, and confirmed the use of such group (but for any changes due to prior peers no longer being independent entities due to acquisitions in the prior year) in fiscal year 2021 to consider benchmarks for fiscal year 2021 annual cash incentives under our STIP, and to assist in its review and consideration of fiscal year 2022 base salaries, annual cash incentive targets, and long-term equity incentive awards. The peer group is comprised of the following companies:

Advanced Energy Industries	II-VI, Inc.
Brooks Automation, Inc.	Ingevity Corp.
Cognex Corporation	Innospec Inc.
Coherent, Inc.	Macom Technology Solutions
Element Solutions, Inc.	Rogers Corporation
Entegris, Inc.	Semtech Corporation
FormFactor, Inc.	W.R. Grace & Co.

In evaluating the comparison group for compensation purposes, the compensation committee, in consultation with Meridian exercises its discretion and makes its judgment regarding executive officer compensation matters after considering all relevant factors. In general, the compensation committee targets total compensation for our named executive officers and our other executive officers at approximately the 50th percentile for comparable positions within the comparison group, with performance-based elements such as annual cash incentives under our STIP and long-term equity incentives affording a higher-level opportunity depending on the company’s and individual’s performance. A direct correlation may not always exist between the roles, responsibilities, experience and performance of each of our executive officers and those of the position that appears to best correspond to such individual at companies within the comparison group, and in these situations, the compensation committee also may use a comparison to another index, such as those for similarly-sized technology companies (collectively, “comparison group”). In addition, a direct correlation may not always exist between the relevant time period of evaluation given that the fiscal year end of companies within the comparison group is in most cases different from the company’s fiscal year end of September 30, thereby making direct or any comparison difficult, especially when significant macro-economic (i.e., the Pandemic) or other changes occur that materially affect business performance and therefore, compensation differently and in different reporting periods, for each the company and the companies within the comparison group.

INDEX
Elements of Compensation

The key elements of our compensation program for our named executive officers and other executive officers, and the reasons we provide them, are set forth in the following table:

Element	Description	Reason Provided
Base Salary	Fixed amount paid in cash biweekly, as for all our employees.
As for all our employees, provides named executive officers with a steady, predictable amount of fixed income with merit increases from time-to-time based on performance and market comparisons (if provided, usually effective on January 1 of the calendar year following such evaluation).

Annual Cash Incentives (Short-Term Incentive Program, currently, pursuant to 2021 OIP and previously, pursuant to 2012 OIP)	Cash payment made within 75 days following completion of fiscal year depending on company and individual performance, as for all our employees.
As for all our employees, aligns compensation with business objectives and performance by communicating goals and motivating individuals to achieve these goals, and rewarding performance actually achieved.

Long-Term Equity Incentives (currently, pursuant to 2021 OIP and previously, pursuant to 2012 OIP)	Performance Share Units (Annual), Restricted Stock/Restricted Stock Unit Awards (Initial, Annual and Deposit Share Program) and Stock Option Grants (Initial, Annual).
As for all our employees who receive awards pursuant to our equity incentive plan, “at risk” and long-term performance goal-based nature of equity awards links interests with those of our stockholders; provides ongoing retention mechanism over vesting periods.

Change in Control Severance Protection Benefits for Executive Officers and other Key Employees (and Post-Termination Agreement for Chief Executive Officer)
Salary and other benefits paid if terminated within a certain period of time pursuant to a Change in Control of our company (three years’ salary and other benefits for Chief Executive Officer; two years’ for other Executive Officers other than Principal Accounting Officer; one year’s for Key Employees and Principal Accounting Officer).

Assures company of dedicated executive and key employee team, notwithstanding the possibility, threat or occurrence of a change in control; provides for continuity of executive management and key employees in the event of an actual or threatened change in control.

Retirement and Other Benefits	401(k) defined contribution savings plan, Supplemental Plan, statutory benefits, basic life and disability insurance and limited perquisites, as for all our employees.	Represents market practice and competitive factors; the Supplemental Plan is a broad-based program for all U.S. employees who exceed the federal 401(k) compensation limit.

Each of these elements is also addressed separately below. In determining compensation for executive officers, the compensation committee considers all elements of an executive officer’s total compensation package in comparison to current market practices, and ability to participate in savings plans and other benefits. On at least an annual basis, the compensation committee considers the base salary, annual cash incentive opportunity under our STIP, and long-term equity incentive elements, and balance among these elements, of each executive officer’s overall compensation.

INDEX
The receipt and retention by executive officers of certain elements of compensation, such as annual cash incentive and equity-based compensation, are subject to our company’s Code of Business Conduct, and the terms and conditions of relevant program, plan, and grant and award agreements, all of which include provisions that provide that the company may rescind or recover (“clawback”) from an executive officer, including post-separation of service, annual cash incentives and/or equity-based incentives paid or awarded to such executive officer immediately under certain circumstances, including, but not limited to, actions by the individual constituting Cause, as determined by the company in its discretion and as otherwise enforceable under local law and violation of our Code of Business Conduct, including those provisions related to financial reporting (e.g., in the event of a restatement caused by certain factors) and as may be required by law. In the event of any such rescission or right of recovery, the individual must repay the amount in question to the company, and the company shall be entitled to set-off against such amount any amount owed to the individual by the company, including unvested equity awards.

Base Salaries

The compensation committee regularly reviews each executive officer’s base salary. Base salaries for executive officers are initially determined by evaluating each executive officer’s level of responsibility, prior experience, breadth of knowledge, internal equity issues and external compensation practices, with particular reference to the comparison peer group of companies. Increases to base salaries are driven primarily by performance and current market practices and are evaluated by the compensation committee based on sustained levels of contribution to the company in the context of our performance-based management process. In the past several years, this generally has meant base salaries around the 50th percentile of the salary ranges of similarly positioned executive officers in the comparison group. The factors the compensation committee considers in determining base salary levels are not assigned specific weights. Rather, the compensation committee reviews all factors and makes base pay determinations that reflect the compensation committee’s analysis of the aggregate impact of these factors.

Current market practices, as represented by a comparison to executive officer base salaries in the comparison peer group of companies continued to serve as the primary reference for the compensation committee with respect to deciding upon any changes to base salary for both fiscal year 2021 (effective as of the January 1, 2021 pay period) and fiscal year 2022 (effective as of the January 1, 2022 pay period), similar to fiscal year 2020 (effective as of the January 1, 2020 pay period). Over this period, the comparative data reflect the effects of macroeconomic and industry factors, set in the context of individual company performance.  In light of the Pandemic-related inflationary and supply chain challenges to our business described above, the compensation committee determined not to increase the base salaries of any of our named executive officers for 2022.

According to methodology consistent with the above, the resulting base salaries for 2021 and 2022 for each of the named executive officers are:

Name	2021 Base Salary ($) (Effective as of the January 1, 2021 Pay Period)	Percentage Increase Over FY 2020 and Reasoning	2022 Base Salary ($) (Effective as of the January 1, 2022 Pay Period)	Percentage Increase Over FY 2021 and Reasoning
David H. Li	735,000	5%, in consideration of market comparables and individual and company performance	735,000	See above
Scott D. Beamer	432,600	3%, in consideration of market comparables and individual and company performance	432,600*	N/A
Daniel D. Woodland	500,000	5.3%, in consideration of market comparables and individual and company performance	500,000	See above
Jeffrey M. Dysard	445,500	10%, in consideration of market comparables, his relatively recent promotion to his current position and individual and company performance	445,500	See above
H. Carol Bernstein	425,300	5%, in consideration of market comparables and individual and company performance	425,300	See above

*Mr. Beamer will continue to receive his base salary during the transition period until February 1, 2022 following his resignation as an executive officer on November 15, 2021, as described in greater detail under the heading, “Transition Arrangement with Mr. Beamer,” following the Summary Compensation Table below.

INDEX
Annual Cash Incentives Under Our Short Term Incentive Program (STIP)

All the company’s employees are eligible to participate in the company’s annual cash incentive program, the STIP. This program is administered pursuant to our 2021 OIP (and previously, pursuant to our 2012 OIP), with executive officer, including named executive officer, payouts, if any, determined by the compensation committee. As with all employees, executive officers’ opportunities to earn annual cash incentives correspond to the degree to which our company achieves the annually-established goals under the STIP. The compensation committee believes that an annual cash incentive program allows us to communicate specific goals that are of primary importance during such year and motivates executive officers to achieve these goals.

Performance-Based Management Program and Company Performance Objectives: At the beginning of each fiscal year, the compensation committee and board of directors establish specific performance goals for the company in accordance with our performance-based management process. These objectives are set to reflect the key elements of our annual plan and budget, and provide a common platform for our initiatives for the year, which are set within the context of our focus on achievement of our longer-term strategic initiatives. Throughout the year, our senior management periodically reviews the company’s progress in achieving these goals with our board of directors and compensation committee. In November 2020, according to our annual practice, the board of directors and compensation committee approved our Fiscal Year 2021 Company Performance Objectives, which also served as our Performance Goals for the purposes of our STIP. The fiscal year 2021 STIP Performance Goals were chosen to encourage a particular and enhanced focus on certain aspects of our company’s performance, business strategy and objectives for our named executive officers and other executive officers, and for which all our executive officers collectively have responsibility for influencing and driving.

The board of directors and compensation committee selected revenue and earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period (“adjusted EBITDA”), as our Fiscal Year 2021 Company Performance Objectives and STIP Performance Goals. These are financial measures that are consistent with those used by the investment community to evaluate the performance of our company, and which the board and committee determined would be appropriate goals by which to incent the ongoing balanced performance of the company and its executive officers, across all its operational units, within the industry environment anticipated in early fiscal year 2021. The Fiscal Year 2021 Company Performance Objectives and STIP Performance Goals with corresponding Weighting, Measures for evaluating attainment of such, and corresponding Performance Targets were as follows:

	FY21 STIP Achievement Against Performance Goals
Performance Objectives and Weighting	Threshold	Target	Stretch	Actual
Revenue, $M (Weighted 50%)	$1,104.1	$1,200.1	$1,296.1	$1,199.8
Adjusted EBITDA, as a percentage of Revenue (Weighted 50%)	31.0%	32.0%	33.0%	29.9%

Performance Goals, Cash Incentive Pool and Cash Incentive Calculation: As in prior years, in fiscal year 2021, the level of achievement of the noted two Fiscal Year 2021 STIP Performance Goals served as the mechanism by which the company determined the amount of funding for our STIP Pool, which is approved by the compensation committee for our named executive officers and other executive officers.

INDEX
To determine the funding of the STIP Pool, the performance goals generally are weighted, based on their relative importance to achieving the company’s overall goals. Then, for each performance goal, “threshold”, “target” and “stretch” metrics, or levels, of performance are established. Because each year our performance goals are set to reflect the key objectives of our annual plan and budget, the “threshold”, “target” and “stretch” metrics for each goal are designed to reflect increasing levels of difficulty and motivation in achieving each level; even the “threshold” level requires demonstrated significant achievement against objectives. For fiscal year 2021, the company set challenging Performance Targets for the STIP Performance Goals to encourage focus on continuing to achieve our strategic initiatives, regardless of any difficult industry or macroeconomic conditions (i.e., the Pandemic). As part of our senior management’s periodic review throughout the year of our progress in meeting our Company Performance Objectives and STIP Performance Goals with the compensation committee and board of directors, performance is discussed against a particular goal’s “threshold”, “target” and “stretch” levels.

The “threshold” level of performance for a particular performance goal represents the lowest level of performance for which any cash incentive would be earned on that goal. The “stretch” level of performance represents the level for which the maximum cash incentive would be earned for that particular goal, and the “target” represents the target level of performance. The actual cash incentive earned, if any, attributable to each performance goal is calculated based on the actual performance compared to these “threshold”, “target” and “stretch” performance levels, and these are added together for all the performance goals to determine the funding of the STIP Pool. In turn, the STIP Pool is allocated for payment of annual cash incentives to executive officers, including our named executive officers. For fiscal year 2021, the cash incentive payout for a particular executive officer was calculated by taking the applicable target annual cash incentive opportunity (percentage of base pay), multiplied by the weighting factor (for executive officers, 100% based solely on company achievement of performance goals), and multiplied by the performance factor (actual achievement of performance goals, ranging from 0% to 200%).

In addition, in certain years, in assessing the company’s overall performance and calculating the funding of the STIP Pool for our named executive officers and other executive officers, the compensation committee also may consider certain additional factors, such as, for example, acquisition activity or the impact of global or other events beyond the company’s control (i.e., the Pandemic), that may have affected our company’s achievement of certain of the Performance Goals that the committee considered important in evaluating the company’s performance for the particular fiscal year, but that were not able to be known to the company at the time the year’s STIP Performance Goals and related metrics were established. Examples of additional factors that the compensation committee considered in fiscal year 2021 were acquisition-related costs, acquisition-related amortization costs, restructuring and impairment charges related to the company’s wood treatment and pipeline and industrial materials businesses, superfund remedial action phase accruals, and certain operational costs (net of grants) related to the Pandemic.

For employees other than our named executive officers and other executive officers, the fiscal year 2021 STIP performance goals and measures were tied to a combination of the performance of the overall company and business segments to which such employees provided services in fiscal year 2021, and also included consideration of employees’ performance against their individual performance goals.

Individual Executive Officer STIP Target Levels and Cash Incentives Earned Under Our STIP: The compensation committee, in consultation with Meridian, its independent compensation consultant, has established an STIP award target for each executive officer, including each named executive officer, by evaluating factors such as external pay practices, with particular reference to the comparison group of companies (as described above, STIP award targets are established for each of our executive officers based on an individual’s role). In this regard, for fiscal year 2021, the compensation committee retained the STIP award targets for Mr. Li at 105% and for Mr. Beamer, Dr. Woodland, Dr. Dysard and Ms. Bernstein at 65%. As described above, actual payouts for cash incentive awards to executive officers are determined by the level of performance of our company, which as described above, consisted of performance for fiscal year 2021 exceeding the threshold level for revenue and falling just short of the threshold level for adjusted EBITDA. The compensation committee determined that overall performance against the fiscal year 2021 STIP Performance Goals was achieved at 49.9% of target. Thus, for fiscal year 2021, the actual payouts for cash incentive awards for all executive officers, including the named executive officers, as well as for the corporate component of performance for all employees, were reflected at the 49.9% level. The STIP award targets and actual amounts earned for our named executive officers for fiscal year 2021 were as follows:

INDEX
Name	Fiscal Year 2021 STIP Target (as % of Base Salary)	Fiscal Year 2021 STIP Target* ($)	Fiscal Year 2021 Actual Cash Incentive Earned** ($)
David H. Li	105	771,750	380,481
Scott D. Beamer	65	281,200	139,300
Daniel D. Woodland	65	325,000	160,100
Jeffrey M. Dysard	65	289,600	141,200
H. Carol Bernstein	65	276,400	136,300

*	The STIP award target is calculated by reference to the actual base salary earned with respect to the fiscal year.
**
In assessing our company’s and executive officers’ achievement of the noted Performance Goals for purposes of the multiplier described above, the compensation committee concluded that a performance factor of 49.9% had been achieved and the STIP pool was funded accordingly, with allocation to the executive officers according to this percentage achievement. In assessing each named executive officer’s individual performance for fiscal year 2021, and for purposes of the multiplier described above, the compensation committee pursuant to its ability to exercise negative discretion, ultimately decided upon a factor of 1.0 for each named executive officer that recognized the collective contributions of the executive officers to the company’s success for the year.

As discussed above, cash incentives awarded to our executive officers are subject to rescission and recovery (“clawback”) by the company in certain circumstances.

Fiscal Year 2022 STIP, Performance Goals and STIP Targets: In November 2021, according to our annual practice, the compensation committee set our fiscal year 2022 STIP Performance Goals, generally using the process described above. The Performance Goals approved for fiscal year 2022 for all executive officers and certain other senior management of the company are financial goals that include revenue and adjusted EBITDA. In addition, the compensation committee approved and set the individual performance factor multiplier for each participant at the maximum level of 200%, and the compensation committee retained discretion to reduce this amount. The fiscal year 2022 STIP targets for all the named executive officers, including Mr. Li, remained unchanged from the fiscal year 2021 STIP targets. All our named executive officers and other executive officers are eligible to participate in the STIP based on the achievement of these overall company objectives. All our employees, other than our named executive officers and other executive officers, are eligible to participate in the fiscal year 2022 STIP subject to achievement of a combination of overall company and specific business segment goals, as well as achievement of certain individual performance objectives.

Long-Term Equity Incentives

Long-term equity incentives are provided to our named executive officers and other executive officers pursuant to the 2021 OIP (and before the 2021 OIP was adopted in March 2021, the 2012 OIP). All the company’s employees are eligible to participate in the 2021 OIP (and previously, the 2012 OIP), with the compensation committee determining all awards to executive officers, including named executive officers. The compensation committee believes that equity-based compensation is essential to our overall compensation program because it involves at-risk components of compensation that directly link our executive officers’ interests with those of our stockholders. The compensation committee, in consultation with its independent compensation consultant, evaluates the balance of equity-based compensation with cash compensation by considering factors such as the desired balance between the two elements, external compensation practices (particularly those practices of the comparison group of companies), and the financial impact of providing various kinds and amounts of equity-based compensation to our employees, including our executive officers.

Timing of Grants: Initial or “new-hire” equity grants may be awarded when employees, including our executive officers, join the company. Thereafter, equity grants may be awarded to employees, including each executive officer, annually or from time to time based on performance or certain other factors, such as promotion or retention awards. To enhance retention, equity grants awarded to all employees, including our executive officers, are subject to vesting restrictions that generally lapse over a four-year period, and performance-based awards are generally subject to three-year performance requirements.  For the annual equity award cycle, whether for executive officers, including our named executive officers, or other employees participating in our equity incentive program, our compensation committee has, for more than a decade, made decisions in November, following the close of our fiscal year, for annual awards to be made the first week in December.   Our practice with respect to stock options consistently has been to grant them, as approved by the compensation committee, with an exercise price that is the fair market value, as represented by the closing price on NASDAQ, of our stock on the applicable grant date. It is not our practice to set a stock option’s grant date as a date prior to the date of approval by the compensation committee (i.e., “backdating”), and we never have done so. In addition, we follow our annual award cycle, new hire award, and certain retention award processes, rather than making ad hoc stock option grants or other equity awards.

INDEX
Allocation Among Award Types: As permitted by the 2021 OIP (and previously, the 2012 OIP), our compensation committee awards non-qualified stock options, restricted stock units and performance share units to certain employees selected to receive awards, including the named executive officers and other executive officers. The performance share units vest based on the company’s achievement of certain performance metrics (average annual revenue growth and cumulative earnings per share), with potential adjustment based on the total shareholder return (“TSR”) achieved by our company relative to the TSR of the S&P MidCap 400 Index over the respective three-year performance period (e.g., ending September 30, 2024, 2023, and 2022, respectively, for each of the fiscal year 2022, fiscal year 2021, and fiscal year 2020 awards), generally subject to continued employment through the end of the performance period. We believe that these performance share unit awards help us to even more directly align our executive officers’ interests with those of our stockholders and further enhance the link between pay and performance. In fiscal year 2021, the compensation committee also approved non-qualified stock option and time-based restricted stock unit awards to the company’s named executive officers and other executive officers with terms and conditions that are generally consistent with the awards granted in prior years. All equity awards granted in fiscal year 2021 provide for accelerated vesting, either in full or on a prorated basis, upon the recipient’s “retirement,” defined as the termination of the recipient’s employment following the attainment of a combination of age and years of service of at least 70, with a minimum of 55 years of age, or upon an involuntary termination of employment due to a position elimination or reorganization of the company. In addition, these awards will vest in full in the event of a change in control (see “Treatment of Equity Awards” following the Potential Payments Upon Termination or Change in Control table below for more information). For additional information regarding the fiscal year 2021 performance share unit awards, please see footnote 5 to the Grants of Plan-Based Awards table in the “Executive Compensation” section below.

In determining the allocation among award types for a particular fiscal year, our compensation committee considers a number of factors, including the overall number of units to be awarded pursuant to our annual equity incentive award program to all employees. The allocation of value for the fiscal year 2021 long-term equity incentive awards made to our named executive officers (other than Mr. Li) was 40% in the form of performance share units, 30% in the form of non-qualified stock options and 30% in the form of time-based restricted stock units, to reflect current market practices. As previously disclosed, upon the advice of the independent compensation consultant to the compensation committee, the compensation committee decided to award Mr. Li (as chief executive officer of our company) fiscal year 2021 long-term equity incentive awards with a value of 50% in the form of performance share units, 25% in the form of non-qualified stock options and 25% in the form of time-based restricted stock units.

Our compensation committee believes that this mix of awards competitively balances the types of equity incentives being awarded to our employees, and also appropriately addresses the financial impact of the expensing of equity-based compensation required pursuant to an accounting standard issued by the Financial Accounting Standards Board (ASC 718).

The breakdown of the allocation of value for the fiscal year 2022 long-term equity incentive awards is the same as set forth above for fiscal year 2021 for Mr. Li and for our other named executive officers.

Size of Awards: When determining awards for individual executive officers under the 2021 OIP (and previously, the 2012 OIP), the compensation committee primarily considers compensation practices and equity values awarded by the comparison group of companies, as well as the executive officer’s level of current and potential future responsibility, and also considers performance in the prior year and the underlying economic value associated with equity incentive awards. In determining award sizes, the compensation committee does not assign specific weights to these factors. Rather, the factors are evaluated on an aggregate basis. In November 2020, according to our annual practice, the compensation committee, upon the advice of its independent compensation consultant, considered all these factors in deciding our fiscal year 2021 annual equity incentive awards to be made on December 3, 2020, under the 2012 OIP, which for our named executive officers are shown in the following table:

INDEX
Name	Fiscal Year 2021 Non-Qualified Stock Option Grant (#)	Fiscal Year 2021 Restricted Stock Unit Award (#)	Target Performance Share Unit Award (#) for the Fiscal Year 2021 through Fiscal Year 2023 Performance Period
David H. Li	23,196	6,680	13,360
Scott D. Beamer	6,610	1,903	2,538
Daniel D. Woodland	6,958	2,004	2,672
Jeffrey M. Dysard	5,915	1,703	2,271
H. Carol Bernstein	5,362	1,603	2,137

In November 2021, according to our annual practice, the compensation committee considered the same factors described above in deciding our fiscal year 2022 annual equity incentive awards to be made on December 6, 2021, under the 2021 OIP, which for our named executive officers are shown in the following table:

Name	Fiscal Year 2022 Non-Qualified Stock Option Grant (#)	Fiscal Year 2022 Restricted Stock Unit Award (#)	Target Performance Share Unit Award (#) for the Fiscal Year 2022 through Fiscal Year 2024 Performance Period
David H. Li	21,105	7,580	15,160
Scott D. Beamer*	—	—	—
Daniel D. Woodland	5,803	2,274	3,032
Jeffrey M. Dysard	5,381	1,932	2,577
H. Carol Bernstein	4,642	1,819	2,425

*As previously disclosed, Mr. Beamer resigned as Vice President and Chief Financial Officer on November 15, 2021 and as such, he did not receive any equity incentive awards with respect to fiscal year 2022.

In general, the compensation committee has not considered any actual amounts that may have been realized from prior equity-based compensation awards in awarding subsequent equity-based compensation, or other elements of compensation. However, in considering awards under the 2021 OIP (and previously, the 2012 OIP) to our employees, including executive officers, the compensation committee does consider whether equity-based awards that previously may have been made to them continue to fulfill the purposes of motivation and retention.

All our executive officers have meaningful equity ownership in our company through participation in various equity-based programs such as the Employee Stock Purchase Plan, Executive Officer Deposit Share Program, and our annual equity incentive award program, but we do not currently have equity-ownership requirements or guidelines for our executive officers.

Vesting of Fiscal Year 2019 through Fiscal Year 2021 Performance Share Unit Awards: In January 2019, each of our named executive officers received grants of performance share units for the performance period beginning on October 1, 2018 and ending on September 30, 2021. The performance share units were subject to vesting conditions based on the company’s achievement of average annual revenue growth and cumulative earnings per share metrics during the performance period. If threshold, target or maximum were attained for these measures during the performance period, 50%, 100% or 200% of the target performance share units for each named executive officer, respectively, would be earned, subject to potential upward (+20%) or downward (-20%) adjustment based on the TSR achieved by our company relative to the TSR of the S&P MidCap 400 Index over the three-year performance period.

The Company Performance Objectives applicable to the performance share units and Performance Goals with corresponding Weighting, Measures for evaluating attainment of such, and corresponding Performance Targets were as follows:

	FY19-21 PSU Award Achievement Against Performance Goals
Performance Objectives and Weighting	Threshold (50%)	Target (100%)	Stretch (200%)	Actual
Revenue Growth (Weighted 50%)	4%	7%	10%	4.1%
Cumulative Earnings per Share (Weighted 50%)	$15.75	$21.00	$24.50	$20.70

Our relative TSR ranking within the S&P MidCap 400 Index over the three-year performance period was in the 55th percentile, resulting in no adjustment to the award payout based on relative TSR.

INDEX
The target number of performance share units granted to each named executive officer for the fiscal year 2019 through fiscal year 2021 performance share unit award, our overall actual performance, and the resulting share amounts earned, are set forth in the table below:

Name	Target Performance Share Unit Award (#) for the Fiscal Year 2019 through Fiscal Year 2021 Performance Period	Revenue Growth and Cumulative EPS Actual Performance	Relative TSR Multiplier		Overall Actual Performance	Actual Shares Earned (#)
David H. Li	13,728	74.7%	1.0	x	74.7%	10,255
Scott D. Beamer	3,295	74.7%	1.0	x	74.7%	2,461
Daniel D. Woodland	3,494	74.7%	1.0	x	74.7%	2,610
Jeffrey M. Dysard	1,997	74.7%	1.0	x	74.7%	1,492
H. Carol Bernstein	2,895	74.7%	1.0	x	74.7%	2,163

Clawback Policy; Anti-Hedging or Anti-Pledging Policy: As discussed above, equity-based compensation awarded to our executive officers is subject to rescission and recovery (“clawback”) by the company in certain circumstances. In addition, all equity-based compensation is subject to all the terms of our 2021 OIP (or the 2012 OIP, as applicable), the respective grant and award agreements for particular grants and awards, our Code of Business Conduct, our Insider Trading and Non-Disclosure Policy, including Trading Guidelines for Directors, Executive Officers and Other Key Employees, and our Reporting Requirements and Trading Guidelines for Directors and Executive Officers Under Section 16 of the Exchange Act and Rule 144 Under the Securities Act of 1933; as applicable, noted policies and procedures apply to any and all equity in our company held by our executive officers. For example, our executive officers, as well as our directors and designated other key employees, observe various requirements, such as those related to quarterly trading and other “blackout” periods, and affirmative pre-clearance of any transactions in our company’s securities. Our executive officers and directors are prohibited from and do not hedge or pledge equity in our company.

Change in Control Severance Protection Benefits.

The terms and conditions of the change in control severance protection agreements with our named executive officers and the employment letter with Mr. Li are described in more detail in the section entitled “Executive Compensation,” below. The board of directors and compensation committee originally determined the terms and conditions of the change in control severance protection agreements, including the severance benefit payable, and the triggering events for the payment of such severance benefit, pursuant to such agreement, in consultation with their independent compensation consultant and our financial and other advisors, and considered external practices at similarly situated companies regarding change in control arrangements. The board of directors and compensation committee also review the costs and benefits of the change in control severance protection agreements periodically. As a result of the most recent review, the board of directors and compensation committee, with advice from an independent outside compensation consultant regarding market practices, determined that the design of such agreements remains competitive and reasonable. The agreements are described in more detail in the section entitled “Executive Compensation,” below.

Retirement and Other Benefits.

We have adopted various employee benefit plans and arrangements for the purpose of providing employee benefits to our employees, including our executive officers. In general, the same terms apply to all our employees, including our executive officers. These plans and arrangements include our Employee Stock Purchase Plan, the 401(k) Plan, the Supplemental Plan, and the CMC Materials Health and Welfare Benefit Plan.

CEO Compensation

When Mr. Li became our President and Chief Executive Officer effective January 1, 2015, the compensation committee, in consultation with the committee’s independent compensation consultant at the time, considered the executive compensation practices described above to determine the terms of Mr. Li’s initial compensation, comprised of base salary, annual cash incentive under our STIP, and equity-based compensation elements, along with other terms, which are part of Mr. Li’s employment letter agreement with our company.

INDEX
Upon completion of fiscal year 2021, the compensation committee, in consultation with the compensation committee’s independent compensation consultant, Meridian, considered the executive compensation practices described above, including the performance goals established by the committee, to determine Mr. Li’s total compensation, composed of an annual base salary, an annual cash incentive payment under our STIP for fiscal year 2021, and for fiscal year 2022 according to the annual equity incentive award cycle for which all employees were eligible, a non-qualified stock option grant, performance-share unit award, and restricted stock unit award. In addition, in setting both the cash-based and equity-based elements of Mr. Li’s compensation, the compensation committee made an overall assessment of Mr. Li’s leadership in achieving the company’s long-term and short-term strategic, operational and business goals. The compensation committee noted Mr. Li’s leadership throughout fiscal year 2021, which continued to be especially challenging due to the Pandemic. As noted above regarding the company’s performance overall in fiscal year 2021, the compensation committee observed that throughout the ongoing Pandemic, the company had continued to operate safely all manufacturing facilities, and also had secured its supply chain and had continued to supply customers on an ongoing basis despite Pandemic-related operational and logistics constraints, including inflationary and supply chain pressures. In addition, during the fiscal year and ongoing Pandemic, Mr. Li had continued to maintain and emphasize the Company’s culture and values. Further, he led the company to achieve another year of record revenue. Fiscal year 2021, in which the company recorded record revenue and other strong financial results, especially with respect to the company’s electronic materials business segment, followed consecutive successful years in fiscal years 2020 and 2019. Related to the company’s long-term strategic initiatives, the compensation committee noted Mr. Li’s leadership with respect to ongoing plans to continue to grow the company profitably and faster than the industries that it serves, while implementing cost and productivity improvement measures. The compensation committee, using its discretion, also considered Mr. Li’s compensation with respect to chief executive officers among the comparison group of companies, as well as equitable and consistent treatment compared to our other executive officers. In addition to these factors, as described in greater detail above, Mr. Li’s cash incentive award for fiscal year 2021, which was paid under our STIP, reflected the company’s overall performance against the pre-established goals for fiscal year 2021.

Based upon all this, the compensation committee awarded Mr. Li $380,481 as a cash incentive for fiscal year 2021. Mr. Li’s fiscal year 2021 cash incentive under our STIP of $380,481, together with his $726,250 base salary paid during fiscal year 2021, resulted in total cash compensation to Mr. Li for fiscal year 2021 of $1,106,731, which was a decrease of $418,269 from Mr. Li’s total cash compensation for fiscal year 2020 of $1,525,000, comprised of base salary paid in fiscal year 2020 of $700,000 and cash incentive under our STIP for fiscal year 2020 of $825,000.

In addition, as noted above and as reported in footnotes 2 and 3 to the 2021 Grants of Plan-Based Awards table that follows, in November 2021, according to our annual practice, the compensation committee awarded Mr. Li equity-based compensation to be made on the annual equity award date of December 6, 2021, in the form of 21,105 non-qualified stock options, 7,580 restricted stock units, and 15,160 performance share units (at target). Aside from the number of non-qualified stock options, restricted stock units and performance share units awarded, the terms and conditions of these grants and awards are the same as those for grants and awards made to our other employees and executive officers, including provisions that unvested awards will be forfeited at the time of certain terminations of employment. Because these equity awards were made after the completion of fiscal year 2021, they are reported in the referenced footnote and not specifically reported in the compensation tables that follow.

As noted above, the compensation committee and the board of directors review on a periodic basis the hypothetical costs to the company of Mr. Li’s change-in-control severance protection agreement, and those of the company’s other executive officers and key employees who have such agreements.

INDEX
Regulatory and Other Factors

Internal Revenue Code Section 162(m). In its review of compensation matters, one of the factors the compensation committee considers is the anticipated tax treatment to our company and to our executive officers of various payments and benefits. Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally places a $1 million limit on the amount of compensation payable to certain covered executive officers that a company may deduct in any one year. While the compensation committee generally considers this limit when determining executive officer compensation, there are instances in which the compensation committee has concluded, and reserves the discretion to conclude in the future, that it is appropriate to exceed the limitation on deductibility under Section 162(m) such that executive officers are compensated in a manner that it believes to be consistent with the company’s best interests and those of its stockholders. Furthermore, interpretations of and changes in the tax laws, and other factors beyond the compensation committee’s control, may also affect the deductibility of compensation.

It is no longer necessary to include specific Section 162(m)-related limitations or provisions in our compensation plans and programs or to request stockholder approval for the purpose of a performance-based compensation exception to the $1 million limit referenced above. The company will continue to seek stockholder approval of certain compensation plans as may be required by applicable laws, regulations, or the rules of the applicable exchange on which the company’s shares are listed.

Other Factors. As described above, our compensation committee uses awards of performance share units, restricted stock and restricted stock units in addition to grants of non-qualified stock options to, among other reasons, address the financial impact of the expensing of equity-based compensation required under FASB ASC Topic 718. In addition, the company has intended for its non-qualified deferred compensation plans and other plans, programs and agreements subject to the requirements of Internal Revenue Code Section 409A to be in compliance with such requirements.

INDEX
Executive Compensation

The following tables set forth certain compensation information for our Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers of the company (collectively, the “named executive officers”) for the fiscal year ended September 30, 2021. Information for the fiscal years ended September 30, 2020 and September 30, 2019 is also presented for executive officers who were named executive officers during those years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)[1]	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)[2]	All Other Compen- sation ($)[3]	Total Compen- sation ($)
David H. Li	2021	726,250	3,004,303	1,186,107	380,481	298,319	5,595,460
President and Chief Executive Officer	2020	700,000	2,423,521	938,799	825,000	264,081	5,151,401
	2019	687,500	2,120,064	707,868	742,000	451,304	4,708,736
Scott D. Beamer	2021	429,450	668,283	337,996	139,300	28,709	1,603,738
Former Vice President and Chief Financial Officer[4]	2020	418,000	531,294	260,822	304,800	46,896	1,561,812
	2019	409,000	583,744	254,815	283,900	46,919	1,578,378
Daniel D. Woodland	2021	493,750	693,130	355,791	160,100	47,979	1,750,750
Vice President and President, Electronic Materials	2020	462,650	554,086	276,407	337,400	44,224	1,674,767
	2019	414,200	619,274	270,295	293,200	51,064	1,648,033
Jeffrey M. Dysard	2021	435,375	639,001	302,458	141,200	43,367	1,561,401
Vice President and	2020	391,250	429,190	189,732	285,300	36,404	1,331,876
President, Performance Materials	2019	337,278	353,972	154,470	221,200	127,462	1,194,383
H. Carol Bernstein	2021	420,225	554,385	300,985	136,300	43,490	1,455,385
Vice President, Secretary and General Counsel	2020	400,000	459,137	233,483	291,700	48,678	1,432,998
	2019	380,075	512,889	227,023	265,300	54,950	1,440,237

[1]
The amounts in the column headed “Stock Awards” represent the aggregate grant date fair value of grants in fiscal years 2021, 2020 and 2019 computed in accordance with ASC 718. The actual value realized by a named executive officer related to stock or stock unit awards will depend on the market value of our common stock on the date the stock is sold. For restricted stock unit awards, the fair value is equal to the underlying value of the stock and is calculated using the closing price of our common stock on the award date. For performance share unit awards, the fair value is equal to the grant date fair value computed in accordance with ASC 718. The maximum potential value of the fiscal year 2021 performance share unit awards is shown below:

Name	Performance Share Units at Maximum Value ($)
Mr. Li	4,013,878
Mr. Beamer	762,516
Dr. Woodland	802,776
Dr. Dysard	682,300
Ms. Bernstein	642,040

INDEX
The amounts in the column headed “Option Awards” represent the aggregate grant date fair value of grants in fiscal years 2021, 2020 and 2019 computed in accordance with ASC 718 (see Note 16 of Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 for a description of the assumptions used in that computation). The actual value realized by a named executive officer related to option awards will depend on the difference between the market value of our common stock on the date the option is exercised and the exercise price of the option.

During fiscal years 2021, 2020 and 2019, no stock awards held by any of our named executive officers were modified or cancelled (forfeited).

[2]	The amounts in the column headed “Non-Equity Incentive Plan Compensation” represent the amounts earned under the STIP for fiscal years 2021, 2020 and 2019.

[3]
The information in the column headed “All Other Compensation” predominantly reflects amounts that by nature generally recur each year, such as benefit costs we contribute on behalf of our named executive officers in the same manner in which we contribute such costs for all our employees. For example, the information in the column includes contributions (both “nonelective” employer contributions and “matching” contributions) made by us to our tax-qualified savings plan (the “401(k) Plan”) and accruals under our non-qualified supplemental savings plan (the “Supplemental Plan”) according to the standard terms of each of these plans as applied to all our employees, including our named executive officers and other executive officers. Under the 401(k) Plan, we make a nonelective employer contribution on each employee’s behalf of 3% of the employee’s eligible compensation (up to the I.R.S. eligible compensation limit), regardless of whether the employee makes a contribution to the 401(k) Plan, and a safe harbor matching contribution on each employee’s behalf of 100% of the first 6% of the employee’s eligible compensation (up to the I.R.S. eligible compensation limit), that the employee contributes to the 401(k) Plan. With respect to the Supplemental Plan, which applies to all employees, including our named executive officers and other executive officers, at such time as they reach the I.R.S. eligible compensation limit under the 401(k) Plan, we continue to make an employer contribution of the equivalent of 4% of each employee’s eligible compensation (over the I.R.S. eligible compensation limit) to the Supplemental Plan on the employee’s behalf. Through December 31, 2021, employees have not been able to make contributions to the Supplemental Plan.

For fiscal year 2021, contributions as such to the 401(k) Plan and the Supplemental Plan on behalf of the named executive officers were made in the following amounts:

Name	401(k) Plan ($)	Supplemental Plan ($)
Mr. Li	14,644	50,423
Mr. Beamer	10,697	17,760
Dr. Woodland	26,100	21,627
Dr. Dysard	25,919	17,196
Ms. Bernstein	13,607	16,861

Similarly, the amounts in the column headed “All Other Compensation” include amounts we provided on behalf of each of our named executive officers for basic life insurance and accidental death and dismemberment insurance coverage in fiscal year 2021, which was provided on the same basis to all our employees. There is no cash surrender value associated with this insurance coverage. The value paid for this coverage in fiscal year 2021 attributable to each named executive officer is $252 for each of Mr. Li, Mr. Beamer, Dr. Woodland, Dr. Dysard, and Ms. Bernstein.

In addition, the figures in the column headed “All Other Compensation” for fiscal year 2021 reflect, for Ms. Bernstein, a transportation allowance for fiscal year 2021 in the amount of $8,000 and an executive physical of $4,770.

The amounts in the column headed “All Other Compensation” for fiscal years 2021, 2020 and 2019 for Mr. Li include certain amounts covered by his employment letter dated December 12, 2014. For fiscal year 2021, the amounts included housing-related expenses of $100,000, transportation expenses of $126,125 (paid in Singapore dollars and converted to U.S. dollars), tax preparation fees of $1,250, and an executive physical of $5,625.

[4]	Mr. Beamer resigned as Vice President and Chief Financial Officer on November 15, 2021.

Employment Letter with Mr. Li

As described in the Compensation Discussion and Analysis and as previously disclosed, on December 12, 2014, we entered into an employment letter with Mr. Li in connection with his appointment as our President and Chief Executive Officer effective as of January 1, 2015, which set forth his initial base salary and target bonus. Mr. Li also received an initial non-qualified stock option grant and an award of restricted shares of our common stock, each of which have vested in full.

INDEX
Other than in a situation involving a change of control of our company, which would be addressed by Mr. Li’s Change in Control Severance Protection Agreement that had been previously entered into in 2008, in the event that Mr. Li’s employment is terminated by us without cause or by Mr. Li due to a material breach by us of the employment letter, (1) Mr. Li would be entitled to vesting of stock options and restricted shares held by him, including those described above, to the extent that such awards would have otherwise vested in accordance with their terms during the twelve-month period following the date of termination, and (2) Mr. Li would continue to receive his base salary for twelve months. Receipt of severance and the accelerated vesting described above is subject to Mr. Li’s execution and non-revocation of a release of claims against us.

In the event of a termination of Mr. Li’s employment in connection with a change of control of our company, Mr. Li’s rights are set forth in his existing change in control agreement. As of January 1, 2015, the severance amount multiple pursuant thereto is three times, and the benefits continuation period is 36 months.

Mr. Li is eligible to participate in all employee benefit plans, programs and arrangements applicable to our employees and executive officers. Due to the significant amount of time Mr. Li is expected to spend in Asia (Singapore since March 2019, and China prior to that time) and the United States, Mr. Li is also entitled to the continued provision of a car and driver in Singapore (China until March 2019) on the same basis as applied prior to January 1, 2015, a housing allowance of up to $100,000 per year to be used for housing expenses in Singapore (China until March 2019) and Aurora, Illinois, and a tax equalization benefit, on the same basis as applied prior to January  1, 2015. He also is able to utilize first class travel while he is employed by us.

Transition Arrangement with Mr. Beamer

As previously disclosed, effective as of November 15, 2021 (“Effective Date”), Mr. Beamer resigned as Vice President and Chief Financial Officer of the company. On December 6, 2021, we entered into a letter of understanding (the “Letter”) with Mr. Beamer, regarding the transition of his duties of employment on behalf of the company. Pursuant to the Letter, from the Effective Date through February 1, 2022 (the “Separation Date,” and such period, the “Transition Period”), Mr. Beamer is providing certain transition services in the role of Senior Advisor to the company’s Chief Executive Officer. Following the Separation Date, in consideration of a release of claims from Mr. Beamer and his agreement to abide by certain non-competition, non-solicitation, non-disparagement and confidentiality covenants, Mr. Beamer will receive a cash payment equal to one year of his current base salary ($432,600). The Letter also provides that the company will pay up to $10,000 in professional fees incurred by Mr. Beamer in the process of negotiating and preparing the Letter.

In addition, Mr. Beamer’s non-qualified stock option, restricted stock unit and performance share unit grants and awards under our 2012 OIP will remain outstanding and continue to vest in accordance with their terms during the Transition Period. Mr. Beamer will forfeit any non-qualified stock options and restricted stock units that remain unvested in accordance with their terms as of the Separation Date. In addition, Mr. Beamer will be eligible to vest in (i) his performance share unit award with respect to the 2020 fiscal year through 2022 fiscal year performance period, without proration, based on actual performance results, and (ii) a portion of his performance share unit award with respect to the 2021 fiscal year through 2023 fiscal year performance period, based on actual performance results and prorated for the time that Mr. Beamer was employed by us during such performance period through the Separation Date. Mr. Beamer also will be eligible for certain benefits of his Change in Control Severance Protection Agreement to the extent that a Change in Control, as defined thereunder, occurs within one year of the Separation Date, but any such benefits will be netted against the cash payment received pursuant to the Letter. Mr. Beamer will be reimbursed for up to $15,000 in costs associated with outplacement services. Mr. Beamer will not receive any short-term or long-term incentive awards with respect to the 2022 fiscal year or any future years.

INDEX
Interim CFO Compensation Arrangement

As previously disclosed, on November 15, 2021, in conjunction with Mr. Beamer’s resignation as Vice President and Chief Financial Officer, the board of directors appointed Jeanette A. Press to the role of Interim Chief Financial Officer, in addition to the roles she already held as Principal Accounting Officer and Controller of the company. For the role of Interim Chief Financial Officer, Ms. Press will receive an incentive cash award of $150,000, to be paid the earlier of three months following the commencement of employment of a permanent chief financial officer, or November 15, 2022, subject to her continued employment through the payment date and certain other terms. In addition, on her appointment date, Ms. Press received an award of 1,162 restricted stock units pursuant to the 2021 OIP, with a grant date value equal to $150,000, which will vest in full on November 15, 2022. While serving as Interim Chief Financial Officer, Ms. Press will continue to receive her base salary, STIP target, and annual long-term equity incentive award target, as well as standard employee benefits, in effect immediately prior to her appointment.

Standard Employee Benefits

We have adopted various employee benefit plans and arrangements for the purpose of providing employee benefits to our employees, including our named executive officers and our other executive officers. In general, the same terms apply to all our employees, including our named executive officers and our other executive officers. These plans and arrangements include the Employee Stock Purchase Plan, the 401(k) Plan, the Supplemental Plan, and the CMC Health and Welfare Benefit Plan.

INDEX
2021 Grants of Plan-Based Awards

The following table shows all awards granted to the named executive officers during the fiscal year ended September 30, 2021 pursuant to the 2012 OIP and the STIP.
	Type of Award	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($) (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (#)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name			Threshold	Target	Maximum	Threshold	Target	Maximum
David H. Li	PSU(5)	12/3/20	—	—	—	6,680	13,360	32,064	—	—	—	2,006,939
	RSU(6)	12/3/20	—	—	—	—	—	—	6,680	—	—	972,474
	Option(6)	12/3/20	—	—	—	—	—	—	—	23,196	145.58	1,186,107
	STIP	—	0	771,750	1,543,500	—	—	—	—	—	—	—
Scott D. Beamer	PSU(5)	12/3/20	—	—	—	1,269	2,538	6,091	—	—	—	381,258
	RSU(6)	12/3/20	—	—	—	—	—	—	1,903	—	—	277,039
	Option(6)	12/3/20	—	—	—	—	—	—	—	6,610	145.58	337,996
	STIP	—	0	281,200	562,400	—	—	—	—	—	—	—
Daniel D. Woodland	PSU(5)	12/3/20	—	—	—	1,336	2,672	6,413	—	—	—	401,388
	RSU(6)	12/3/20	—	—	—	—	—	—	2,004	—	—	291,742
	Option(6)	12/3/20	—	—	—	—	—	—	—	6,958	145.58	355,791
	STIP	—	0	325,000	650,000	—	—	—	—	—	—	—
Jeffrey M. Dysard	PSU(5)	12/3/20	—	—	—	1,136	2,271	5,450	—	—	—	341,150
	RSU(6)	12/3/20	—	—	—	—	—	—	1,703	—	—	247,923
	Option(6)	12/3/20	—	—	—	—	—	—	—	5,915	145.58	302,458
	STIP	—	0	289,600	597,200	—	—	—	—	—	—	—
H. Carol Bernstein	PSU(5)	12/3/20	—	—	—	1,069	2,137	5,129	—	—	—	321,020
	RSU(6)	12/3/20	—	—	—	—	—	—	1,603	—	—	233,365
	Option(6)	12/3/20	—	—	—	—	—	—	—	5,362	145.58	300,985
	STIP	—	0	276,400	552,800	—	—	—	—	—	—	—

[1]
The amounts in these columns reflect the threshold (0%), target (100%) and maximum (200%) amounts that could be earned by each named executive officer pursuant to the STIP for fiscal year 2021. The target STIP opportunity for each named executive officer was based on a percentage of base salary, which was 105% for Mr. Li, and 65% for each of Mr. Beamer, Dr. Woodland, Dr. Dysard, and Ms. Bernstein.

[2]
The amounts in these columns do not include restricted stock units and performance share units awarded to our named executive officers after the end of fiscal year 2021. On December 6, 2021, as part of our annual equity incentive award program, we awarded restricted stock units to our named executive officers (other than Mr. Beamer) with a fair market value based on the closing price of our stock on the award date of $141.18 per share that lapse in equal increments upon each anniversary over four years, and performance share units to our named executive officers for the performance period of fiscal year 2022 through fiscal year 2024, in the amounts set forth in the table below:

Name	Restricted Stock Unit Award (#)	Performance Share Unit Award (#) (Target)
Mr. Li	7,580	15,160
Mr. Beamer	—	—
Dr. Woodland	2,274	3,032
Dr. Dysard	1,932	2,577
Ms. Bernstein	1,819	2,425

[3]
As with all other grants of stock options and stock awards to our named executive officers and other executive officers, other than the number of options or restricted stock or restricted stock units awarded, the terms and conditions of the stock option grants in this column are the same as those made to all other employees.

INDEX
These amounts do not include options granted to our named executive officers after the end of fiscal year 2021. On December 6, 2021, as part of our annual equity incentive award program, we granted options to our named executive officers (other than Mr. Beamer) that have an exercise price of $141.18, which as with all our grants and awards to date was the fair market value based on the closing price of our common stock on the date of grant, vest in equal increments upon each anniversary over four years and expire on December 6, 2031, in the amounts set forth in the table below:

Name	Securities Underlying Options (#)
Mr. Li	21,105
Mr. Beamer	—
Dr. Woodland	5,803
Dr. Dysard	5,381
Ms. Bernstein	4,642

[4]	As with all our grants and stock awards to date, the exercise price was the fair market value based on the closing price of our stock on the date of grant.

The grant date fair value was estimated using the Black-Scholes option pricing formula on the basis of the following assumptions: expected volatility: 39.54%; risk free rate of return: 0.65%; annualized dividend yield: 1.21%; and expected time until exercise: 8.58 years for people who were retirement eligible at the date of grant or those who will become retirement eligible during the four-year vesting period, and 6.75 years for people who were not retirement eligible at the date of grant and who will not become retirement eligible during the four-year vesting period. The differing assumptions reflect the differing statistical likelihoods of the named executive officers satisfying the “Rule of 70” for retirement vesting, which is applicable to all option grants made in fiscal year 2021. The “Rule of 70” means that the employee or executive officer has achieved a combination of age and years of service of at least seventy (70), with a minimum of fifty-five (55) years of age. On the December 3, 2020 grant date, Ms. Bernstein was retirement eligible at the date of grant, and Mr. Li, Dr. Woodland, Mr. Beamer, and Dr. Dysard were not retirement eligible at the date of grant and will not become retirement eligible during the four-year vesting period.

During fiscal year 2021, no stock awards held by our named executive officers were modified or cancelled (forfeited).

[5]
Payment of each performance share unit award is contingent on the company attaining certain levels of average annual revenue growth and cumulative earnings per share in the fiscal year 2021 through fiscal year 2023 performance period (weighted 50% each). If threshold, target, or stretch (maximum) performance goals are attained in the performance period, 50%, 100%, or 200% of the target amount, respectively, may be earned. If actual performance falls between the threshold and target goals or the target and stretch goals, the payout would be determined using linear interpolation. The shares initially earned based on performance against the performance metrics are subject to potential upward (+20%) or downward (-20%) adjustment based on the company’s relative TSR against a peer group during the performance period, resulting in a maximum payout of up to 240% of target.

[6]	Each restricted stock unit award and stock option grant vests in 25% increments on each of the first four anniversaries of the grant date.

Executive Officer Deposit Share Program

Our executive officers have been eligible to participate in the Executive Officer Deposit Share Program that our board of directors adopted in March 2000. Under this program, our executive officers have been entitled to use all or a portion of their after-tax annual cash incentive compensation to purchase at fair market value shares of restricted stock awarded under the 2021 OIP (previously, under the 2012 OIP). These shares are retained on deposit with us until the third anniversary of the date of deposit (“deposit shares”), and our company matches the deposit with a restricted stock award equal to 50% of the shares deposited by the participant (“award shares”). If the participant is employed by us on the third anniversary of the deposit date and the deposit shares have remained on deposit with us through such date, the restrictions on the award shares will lapse. As of January 7, 2022, Mr. Li, Mr. Beamer, and Dr. Dysard participate in the Executive Officer Deposit Share Program, as summarized in the table below:

Name	Shares on Deposit (#)	Corresponding Award Shares (#)
Mr. Li	335	167
Mr. Beamer	279	139
Dr. Dysard	1,398	699

Mr. Beamer will forfeit the award shares set forth in the table above as of February 1, 2022, commensurate with the termination of his employment with our company.

INDEX
Outstanding Equity Awards at 2021 Fiscal Year-End

The following table shows outstanding equity awards as of September 30, 2021 for each named executive officer.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(3)
David H. Li	31,100	—	60.27	12/5/2026
	16,540	5,514	92.57	12/5/2027
	12,712	12,712	101.73	12/6/2028
	5,903	17,709	127.48	12/5/2029
	—	23,196	145.58	12/3/2030	16,987	2,093,308	25,780	3,176,869
Scott D. Beamer	5,847	1,949	97.89	1/16/2028
	4,576	4,576	101.73	12/6/2028
	1,640	4,920	127.48	12/5/2029
	—	6,610	145.58	12/3/2030	8,376	1,032,174	4,838	596,187
Daniel D. Woodland	1,055	—	46.45	12/3/2024
	7,850	—	42.37	12/3/2025
	15,800	—	60.27	12/5/2026
	7,200	2,400	92.57	12/5/2027
	4,854	4,854	101.73	12/6/2028
	1,738	5,214	127.48	12/5/2029
	—	6,958	145.58	12/3/2030	5,415	667,290	5,112	629,952
Jeffrey M. Dysard	1,293	—	60.27	12/5/2026
	1,564	1,564	92.57	12/5/2027
	1,387	2,774	101.73	12/6/2028
	1,193	3,579	127.48	12/5/2029
	—	5,915	145.58	12/3/2030	4,560	561,929	3,943	485,896
H. Carol Bernstein	5,850	1,950	92.57	12/5/2027
	4,022	4,022	101.73	12/6/2028
	1,418	4,254	127.48	12/5/2029
	—	5,362	145.58	12/3/2030	4,404	542,705	4,157	512,267

[1]
These columns show the outstanding stock option awards that are classified as exercisable or unexercisable that were held by each named executive officer as of September 30, 2021. The option awards vest or vested over four years in equal increments upon each anniversary of the grant date, with a term expiring on the tenth anniversary of the grant date. Outstanding options that vested after September 30, 2021 are shown in the section entitled “Security Ownership of Certain Beneficial Ownership and Management” above.

INDEX
[2]
The restricted stock unit awards made to Mr. Li have the following vesting schedules: 6,680 units vest over four years in equal increments upon each anniversary of the December 3, 2020 award date, 4,659 units vest over three years in equal increments upon each anniversary of the December 5, 2019 award date, 3,432 units vest over two years in equal increments upon each anniversary of the December 6, 2018 award date, and 1,654 units vested on December 5, 2021 upon the anniversary of the December 5, 2017 award date. The restricted stock awards made to Mr. Li under the Deposit Share Program have the following vesting schedules: 395 shares vested on December 12, 2021 upon the third anniversary of the December 12, 2018 award date and 167 shares vest on December 15, 2023 upon the third anniversary of the December 15, 2020 award date.

The restricted stock unit awards made to Mr. Beamer have the following vesting schedules: 1,903 units vest over four years in equal increments upon each anniversary of the December 3, 2020 award date, 1,290 units vest over three years in equal increments upon each anniversary of the December 5, 2019 award date, 1,236 units vest over two years in equal increments upon each anniversary of the December 6, 2018 award date, and 3,808 units vested on January 16, 2022 upon the anniversary of the January 16, 2018 award date. The restricted stock awards made to Mr. Beamer under the Deposit Share Program have the following vesting schedules: 72 shares would vest on December 16, 2022 upon the third anniversary of the December 16, 2019 award date and 67 shares would vest on December 15, 2023 upon the third anniversary of the December 15, 2020 award date. See “Transition Arrangement with Mr. Beamer” above for a description of the treatment of Mr. Beamer’s outstanding equity awards in connection with the termination of his employment with our company.

The restricted stock unit awards made to Dr. Woodland have the following vesting schedules: 2,004 units vest over four years in equal increments upon each anniversary of the December 3, 2020 award date, 1,374 units vest over three years in equal increments upon each anniversary of the December 5, 2019 award date, 1,312 units vest over two years in equal increments upon each anniversary of the December 6, 2018 award date, and 725 units vested on December 5, 2021 upon the anniversary of the December 5, 2017 award date.

The restricted stock unit awards made to Dr. Dysard have the following vesting schedules: 1,703 units vest over four years in equal increments upon each anniversary of the December 3, 2020 award date, 939 units vest over three years in equal increments upon each anniversary of the December 5, 2019 award date, 750 units vest over two years in equal increments upon each anniversary of the December 6, 2018 award date, and 469 units vested on December 5, 2021 upon the anniversary of the December 5, 2017 award date. The restricted stock awards made to Dr. Dysard under the Deposit Share Program have the following vesting schedules: 364 shares vest on December 16, 2022 upon the third anniversary of the December 16, 2019 award date and 335 shares vest on December 15, 2023 upon the third anniversary of the December 15, 2020 award date.

The restricted stock unit awards made to Ms. Bernstein have the following vesting schedules: 1,603 units vest over four years in equal increments upon each anniversary of the December 3, 2020 award date,1,140 units vest over three years in equal increments upon each anniversary of the December 5, 2019 award date, 1,086 units vest over two years in equal increments upon each anniversary of the December 6, 2018 award date, and 575 units vested on December 5, 2021 upon the anniversary of the December 5, 2017 award date.

The value reported with respect to the stock awards held by each named executive officer equals the total number of unvested and unearned stock awards multiplied by $123.23, the closing market price of the company’s stock on the last business day of our fiscal year ending September 30, 2021, plus the following accrued dividend equivalents (which are not paid unless the underlying restricted stock units vest):

Name	Accrued Dividend Equivalents on Outstanding Restricted Stock Unit Awards ($)
Mr. Li	57,608
Mr. Beamer	38,955
Dr. Woodland	20,187
Dr. Dysard	13,462
Ms. Bernstein	16,451

[3]
The total amounts and values in these columns equal the total number of performance share units, at the target level for the fiscal year 2020-2022 performance period and at the maximum level for the fiscal year 2021-2023 performance period, held by each named executive officer and multiplied by the market price of company common stock at the close of the last trading day in fiscal year 2021, which was $123.23 per share. These amounts exclude the performance share units for the fiscal year 2019-2021 performance period that vested based on performance through September 30, 2021, and are reported in the “2021 Option Exercises and Stock Vested” table. In calculating the number of performance share units and their value, we are required by SEC rules to compare our performance through the end of fiscal year 2021 under the performance share unit grants against the threshold, target and maximum performance levels for the grant and report in these columns the applicable potential share number and payout amount. If the performance is between levels, we are required to report the potential payout at the next highest level. For example, if performance through the previous year exceeded target, even by only a modest amount, and even if it is unlikely that we will achieve the results that would dictate the payment of the maximum amount, we are required by SEC rules to report the maximum potential payouts. For the second year of the fiscal year 2020 through fiscal year 2022 performance period, we exceeded threshold levels of average annual revenue growth and cumulative earnings per share and have accordingly reported the performance share units at the target award level for this performance period (i.e., 100% of target). For the first year of the fiscal year 2021 through fiscal year 2023 performance period, we exceeded target levels of average annual revenue growth and cumulative earnings per share and have accordingly reported the performance share units at the maximum award level for this performance period (i.e., 200% of target). Such numbers are further subject to potential upward (+20%) or downward (-20%) adjustment based on the application of the company’s relative TSR multiplier, which will be applied following the completion of each performance period. The total value reported with respect to the performance share units held by each named executive officer includes the following accrued dividend equivalents with respect to each performance period, at the target and maximum levels, respectively (which are not paid unless the performance goals are met with respect to the underlying performance share units):

INDEX
Name	Number of Fiscal Year 2020 through Fiscal Year 2022 Performance Shares (Target)	Number of Fiscal Year 2021 through Fiscal Year 2023 Performance Shares (Maximum)	Fiscal Year 2020 through Fiscal Year 2022 Performance Share Unit Accrued Dividend Equivalents ($)	Fiscal Year 2021 through Fiscal Year 2023 Performance Share Unit Accrued Dividend Equivalents ($)
Mr. Li	12,420	26,720	44,215	48,630
Mr. Beamer	2,300	5,076	8,188	9,238
Dr. Woodland	2,440	5,344	8,686	9,726
Dr. Dysard	1,672	4,542	5,952	6,086
Ms. Bernstein	2,020	4,274	7,191	7,779

2021 Option Exercises and Stock Vested

The following table sets forth certain information regarding stock options exercised during fiscal year 2021 and stock awards vested during fiscal year 2021 for the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[2]
David H. Li	38,000	3,967,199	20,469	3,153,159
Scott D. Beamer	—	—	7,317	1,195,571
Daniel D. Woodland	—	—	6,674	1,040,859
Jeffrey M. Dysard	—	—	3,374	524,496
H. Carol Bernstein	3,950	418,374	5,886	919,267

[1]	For option awards, the value realized on exercise is equal to the aggregate difference between the exercise price of the options and the fair market value of the shares on the date of exercise.

[2]
For stock awards (restricted stock units, performance share units, and deposit share program award shares), the value realized is the number of shares vested multiplied by the fair market value of the shares at the time of vesting plus payout of any accrued dividend equivalents.

Pension Benefits

The company does not maintain a defined benefit pension program.

2021 Nonqualified Deferred Compensation

The company maintains the CMC Materials, Inc. Supplemental Employee Retirement Plan, which is a nonqualified supplemental savings plan (the “Supplemental Plan”). The following table discloses the earnings and balances of our named executive officers under the company’s Supplemental Plan that provides for compensation deferral on a non-tax-qualified basis.

INDEX
Name	Registrant contributions in last FY ($)[1]	Aggregate earnings in last FY ($)	Aggregate balance at last FYE ($)
David H. Li	50,423	61,328	410,215
Scott D. Beamer	17,760	13,240	74,358
Daniel D. Woodland	21,627	31,375	145,592
Jeffrey M. Dysard	17,196	7,664	60,059
H. Carol Bernstein	16,861	107,874	555,375

[1]	These amounts are included in the “All Other Compensation” column of the Summary Compensation Table.

Effective May 1, 2000, the company adopted the Supplemental Plan covering all eligible employees as defined by the Supplemental Plan. Through December 31, 2021, participants in the Supplemental Plan, including our named executive officers, do not make any contributions to the Supplemental Plan. The purpose of the Supplemental Plan is to provide for the deferral of the company contributions to certain highly compensated employees as defined under the provision of the Employee Retirement Income Security Act of 1974, as amended. Under the Supplemental Plan, the company contributes up to 4% of the named executive officers’ eligible compensation in excess of the I.R.S. eligible compensation limit. All amounts contributed by the company and earnings on these contributions are fully vested at all times. The same menu of investment funds under the 401(k) Plan is available under the Supplemental Plan. Like the 401(k) Plan, all investment decisions are made by the participants. Participants in the Supplemental Plan are not permitted to make hardship withdrawals prior to termination and distributions under the Supplemental Plan are paid in a lump sum.

Potential Payments Upon Termination or Change in Control

The following table and the accompanying narrative show potential benefits payable to our named executive officers upon the occurrence of the events specified herein, assuming such events occurred on September 30, 2021 and excluding certain benefits generally available to all salaried employees. Footnotes describing the assumptions in calculations are included following the last table in this section, as is a description of the employment terms and plans providing benefits specified in the table below. Except as noted, the amounts disclosed below reflect the aggregate potential payments under each scenario and category. The table does not include amounts to the extent that the form and amount of any payment or benefit are fully disclosed in an earlier table.

Named Executive Officer and Triggering Event	Cash Severance ($)[1]	Cash Incentive Through Termination Date($) [2]	Cash Incentive Continuation($)[2]	Retirement Plan Contributions($)	Accelerated Vesting of Equity Awards($)[3]	Post- Termination Healthcare($)[4]	Outplacement Services($)	280G Tax Gross Up($)[5]	Total($)
David H. Li
• Involuntary (Not for Cause or Good Reason – No Change in Control)	735,000	—	—	—	1,166,844	—	—	—	1,901,844
• Involuntary (Not for Cause or Good Reason – With Change in Control)	2,205,000	1,300,000	3,900,000	195,201	5,712,544	60,000	110,250	—	13,482,995
• Position Elimination Termination(6)	—	—	—	—	—	—	—	—	—
• Retirement (Rule of 70)(7)	—	—	—	—	—	—	—	—	—
• Death	—	—	—	—	5,712,544	—	—	—	5,712,544
• Disability	—	—	—	—	4,395,969	—	—	—	4,395,969
Scott D. Beamer
• Involuntary (Not for Cause or Good Reason – No Change in Control)	—	—	—	—	—	—	—	—	—
• Involuntary (Not for Cause or Good Reason – With Change in Control)	865,200	390,000	780,000	56,914	1,776,133	40,000	64,890	—	3,973,137
• Position Elimination Termination	—	—	—	—	1,132,211	—	—	—	1,132,211
• Retirement (Rule of 70)(7)	—	—	—	—	—	—	—	—	—
• Death	—	—	—	—	1,776,133	—	—	—	1,776,133
• Disability	—	—	—	—	1,526,633	—	—	—	1,526,633

INDEX
Named Executive Officer and Triggering Event	Cash Severance ($)[1]	Cash Incentive Through Termination Date($) [2]	Cash Incentive Continuation($)[2]	Retirement Plan Contributions($)	Accelerated Vesting of Equity Awards($)[3]	Post- Termination Healthcare($)[4]	Outplacement Services($)	280G Tax Gross Up($)[5]	Total($)
Daniel D. Woodland
• Involuntary (Not for Cause or Good Reason – No Change in Control)	—	—	—	—	—	—	—	—	—
• Involuntary (Not for Cause or Good Reason – With Change in Control)	1,000,000	494,000	988,000	95,454	1,475,187	40,000	75,000	—	4,167,641
• Position Elimination Termination	—	—	—	—	840,722	—	—	—	840,722
• Retirement (Rule of 70)(7)	—	—	—	—	—	—	—	—	—
• Death	—	—	—	—	1,475,187	—	—	—	1,475,187
• Disability	—	—	—	—	1,212,323	—	—	—	1,212,323
Jeffrey M. Dysard
• Involuntary (Not for Cause or Good Reason – No Change in Control)	—	—	—	—	—	—	—	—	—
• Involuntary (Not for Cause or Good Reason – With Change in Control)	891,000	289,575	579,150	86,230	1,155,418	40,000	66,825	—	3,108,198
• Position Elimination Termination	—	—	—	—	572,417	—	—	—	572,417
• Retirement (Rule of 70)(7)	—	—	—	—	—	—	—	—	—
• Death	—	—	—	—	1,155,418	—	—	—	1,155,418
• Disability	—	—	—	—	936,130	—	—	—	936,130
H. Carol Bernstein
• Involuntary (Not for Cause or Good Reason – No Change in Control)(7)	—	—	—	—	—	—	—	—	—
• Involuntary (Not for Cause or Good Reason – With Change in Control)	850,600	438,400	876,800	60,937	1,201,232	40,000	63,795	—	3,531,764
• Position Elimination Termination(7)	—	—	—	—	—	—	—	—	—
• Retirement (Rule of 70)(7)	—	—	—	—	990,297	—	—	—	990,297
• Death	—	—	—	—	1,201,232	—	—	—	1,201,232
• Disability	—	—	—	—	990,297	—	—	—	990,297

[1]
This figure reflects (i) for Mr. Li only, in the event of a termination not for cause or for good reason not in connection with a Change in Control, the lump sum value of twelve months of salary continuation, or (ii) in the event of a termination not for cause or for good reason in connection with a Change in Control, the lump sum value of three times (in the case of Mr. Li) or two times (in the case of the other named executive officers) the executive’s annual base salary.

[2]
In accordance with the terms of the change in control agreements described below, for purposes of calculating the annual cash incentive through the termination date, the annual cash incentive amount for each named executive officer is equal to the greatest of: (i) the target annual cash incentive amount for the fiscal year in which the Change in Control occurs, (ii) the target annual cash incentive amount for the fiscal year in which the termination date occurs, and (iii) the highest annual cash incentive amount paid or payable to the named executive officer in respect of any of the three fiscal years preceding the fiscal year in which the Change in Control occurs. Assuming a Change in Control and termination date as of September 30, 2021, the bonus amounts for each named executive officer represent the highest annual cash incentive amounts paid to them in respect of one of the three fiscal years preceding fiscal year 2021. The amounts disclosed as cash incentive continuation for Mr. Li represents three times his annual cash incentive amount and the amounts disclosed as bonus continuation for Mr. Beamer, Dr. Woodland, Dr. Dysard, and Ms. Bernstein represent two times their annual cash incentive amounts, each in accordance with the terms of the change in control agreements described below.

[3]
This figure represents the aggregate value of stock options, restricted stock units, restricted stock, and performance share units whose vesting either accelerates or continues following the specified termination of service, based on the fair market value of a share of our common stock on September 30, 2021 ($123.23). For the stock options, the aggregate value is equal to the difference between the exercise price of the accelerated options and the fair market value of a share of our common stock multiplied by the number of options on September 30, 2021, not including the value of vested but unexercised options multiplied by the number of stock options. For restricted stock units, restricted stock and performance share units, the aggregate value is equal to the number of shares and units vested (for performance share units, assuming achievement at target) multiplied by the fair market value of a share of common stock on September 30, 2021, not including the value of restricted stock that has already vested (including shares on deposit under our Executive Officer Deposit Share Program). The table below sets forth the value of accelerated options, the total value of all options (including the value of accelerated options and the vested but unexercised options), the value of accelerated restricted stock units and restricted stock and the value of accelerated performance share units as of September 30, 2021:

INDEX
	Value of Accelerated Equity Awards
Named Executive Officer	Options (Non-Change in Control)	Options (Change in Control)	Options (Position Elimination)	Total Value of Options	RSUs and Restricted Stock (Non- Change in Control)	RSUs and Restricted Stock (Change in Control)	RSUs (Position Elimination)	PSUs (Non- Change in Control)	PSUs (Change in Control)	PSUs (Position Elimination)
Mr. Li	305,713	442,367	—	3,180,848	861,131	2,093,308	—	—	3,176,869	—
Mr. Beamer	—	147,772	115,990	394,319	—	1,032,174	669,534	—	596,187	346,687
Dr. Woodland	—	177,945	144,440	2,213,580	—	667,290	329,194	—	629,952	367,088
Dr. Dysard	—	107,593	88,200	266,773	—	561,929	217,609	—	485,896	266,608
Ms. Bernstein	—	146,260	—	412,094	—	542,705	—	—	512,267	—

In the event of a termination of service, unvested options, restricted stock, restricted stock unit, and performance share unit awards will be treated as described under “Treatment of Equity Awards” below.

[4]
This amount assumes comparable health care coverage to that which is currently provided under our existing plan. Our company is self-insured, therefore there is no direct employer contribution amount. We have estimated the cost of post-termination health care to be $20,000 per person per year. This amount could vary depending on the details of any new or replacement plan that may be in place in the event of a change in control, or any changes to our plan that are made for regulatory or other reasons.

[5]	More detail is provided in the section entitled “Change in Control Severance Protection Agreements,” below.

[6]
In the event that Mr. Li’s employment was terminated involuntarily due to a position elimination termination, such termination would be treated as a termination without cause, and thus Mr. Li would receive the benefits summarized in this table for a termination without cause.

[7]
As of September 30, 2021, Ms. Bernstein is retirement-eligible pursuant to the Rule of 70 and therefore, qualifies for accelerated vesting of certain equity awards upon Retirement (as discussed in more detail below under “Treatment of Equity Awards”). As such, in the event that Ms. Bernstein’s employment was terminated involuntarily due to a position elimination termination or for any reason other than for cause, such termination would be treated as a retirement. No other named executive officer was retirement-eligible under the Rule of 70 at the end of fiscal year 2021.

Pursuant to the terms of the company’s 2012 OIP and 2021 OIP, and the awards granted thereunder, the named executive officers receive the accelerated vesting of certain equity awards in the event of a Change in Control without termination of employment. The value of the accelerated vesting for each named executive officer, assuming a change in control, is the same value as disclosed in the “In Connection with a Change in Control” rows above.

Employment Letter with Mr. Li

As described in the narrative to the Summary Compensation Table above, pursuant to the employment letter we entered into with Mr. Li in connection with his appointment as our President and Chief Executive Officer, as of January 1, 2015, the severance amount multiple pursuant to Mr. Li’s Change in Control Severance Protection Agreement was increased to three times, and the benefits continuation period was increased to 36 months.

Change in Control Severance Protection Agreements

We have entered into Change in Control Severance Protection Agreements (“change in control agreements”), the specific form of which is available as Exhibit 10.23 to our Form 10-K filed on November 25, 2008, with each of the named executive officers, our other executive officers, and certain key employees of our company, because we believe such agreements are valuable aspects in enabling a smooth transition and providing continuity of management in the event of a change in control of our company; all the change in control agreements remain unamended and according to such filed exhibit. Under the change in control agreements, which are “double trigger” agreements and which we believe are in compliance with the American Jobs Creation Act, each executive officer, including the named executive officers, whose employment with us terminates (including an executive’s voluntary termination of employment for either “good reason”, as defined in the agreement, or during the thirty-day period commencing on the first anniversary of a “change in control”), other than for cause, disability, death, or certain other specified reasons, within thirteen months after a “change in control” of our company (as such term is defined in the agreements), is entitled to a severance benefit. The severance benefit includes:

INDEX
•
accrued and unpaid compensation including: base salary, reimbursement for reasonable and necessary expenses incurred by the executive on our behalf through the date of termination, vacation pay and earned and unpaid bonuses and incentive compensation with respect to the period prior to the termination date;

•
the Bonus Amount (which is the greatest of (i) the executive’s target cash incentive amount for the fiscal year in which the change in control occurs, (ii) the executive’s target cash incentive amount for the fiscal year in which the termination date occurs, and (iii) the highest annual cash incentive paid or payable to the executive in respect of any of the three fiscal years preceding the fiscal year in which change in control occurs), pro-rated for the number of days that have elapsed in the fiscal year through the termination date;

•
two times (in the case of Mr. Beamer, Dr. Woodland, Dr. Dysard, and Ms. Bernstein) or three times (in the case of Mr. Li) the executive’s annual base salary plus the Bonus Amount plus an amount equal to the contributions made or credited by us under all qualified and non-qualified retirement plans for the benefit of the executive for the most recently completed plan year of each such plan (e.g., the 401(k) Plan and Supplemental Plan), payable in a lump sum;

•
health and welfare benefits (consistent with health and welfare benefits available to all employees for which they had been eligible prior to their termination) for 24 months (in the case of Mr. Beamer, Dr. Woodland, Dr. Dysard, and Ms. Bernstein) or 36 months (in the case of Mr. Li) following the executive officer’s termination date;

•	payment or reimbursement for the costs, fees and expense of outplacement assistance services, up to a maximum of 15% of the executive officer’s annual base salary; and

•
only for change in control severance protection agreements for executive officers entered into as of 2008, a full “gross-up payment” of any and all excise (but not income) taxes assessed on amounts received under the change in control agreements, as well as all other taxes, other than income taxes, that may become due as a result of the gross-up payment. Mr. Li’s and Ms. Bernstein’s change in control severance protection agreements were entered into as of 2008, and thus the terms of their agreements provide for such treatment. For Mr. Li, the hypothetical amount of the excise tax (“280G”) gross-up reported as payable in the table above for him is based only on circumstances in place as of September 30, 2021, including his average W-2 income level (or “base amount”) used to calculate the potential excise tax amount. Actual excise tax amounts, if any, would be determined based on the circumstances existing at the time of an actual change in control transaction, considering any relevant factors, including but not limited to the value of services to be provided in the event of a change in control, and/or an agreement to refrain from performing services pursuant to a covenant not to compete or similar covenant in existence prior to, at the time of, or after a change in control of the company. Any change in control severance protection agreement entered into subsequent to 2008 for a new executive officer does not include this provision. Mr. Beamer’s, Dr. Woodland’s, and Dr. Dysard’s change in control severance protection agreements, which were entered into subsequent to 2008, thus do not include this provision. Instead, their agreements provide that in the event that amounts or benefits they would receive under such agreements or otherwise would subject them to excise taxes, we would reduce such amounts and benefits to an amount such that they would not be subject to excise taxes, provided that such reduction results in greater after-tax benefits to them. Actual excise tax amounts and related reductions, if any, would be determined based on the circumstances existing at the time of an actual change in control transaction, considering any relevant factors, including but not limited to the value of services to be provided in the event of a change in control, and/or an agreement to refrain from performing services pursuant to a covenant not to compete or similar covenant in existence prior to, at the time of, or after a change in control of the company.

“Cause” as defined in the agreements means (i) the willful and continued failure to perform substantially the duties reasonably assigned to the executive and (ii) the willful engaging in conduct that is demonstrably and materially injurious to the company, monetarily or otherwise.

INDEX
The agreements define “Good Reason” as the taking of actions by the company that result in a material negative change in the executive’s employment relationship, including (i) a change in the executive’s status, title, position or responsibilities (including reporting responsibilities) that represents a material adverse change from those in effect immediately prior to the Change in Control, (ii) an assignment of the executive’s duties or responsibilities that are materially inconsistent with his or her status, title, position or responsibilities as of immediately prior to the Change in Control, (iii) a material decrease in the executive’s annual base salary below the rate in effect as of the Change in Control or as of any date following the Change in Control, whichever is greater (iv) relocation of the offices of the company or operating unit at which the executive is principally employed that increases the executive’s one-way commute by more than thirty-five (35) miles from the location of the offices occupied immediately prior to such relocation, or (v) any other action or inaction that constitutes a material breach by the company of the agreement.

A “Change in Control” means (i) any person, together with all affiliates and associates (within the meaning of Rule 12b-2 promulgated under the Exchange Act), acquires beneficial ownership, directly or indirectly, or securities of the company representing at least 30% of the combined voting power of the company’s then outstanding voting securities, (ii) during any period of twenty-four (24) consecutive months beginning on or after the date of the agreement, individuals who, at the beginning of that 24-month period, constitute the Board (the “Incumbent Directors”), cease for any reason to constitute at least a majority of the Board; provided, however, that a new director of the company whose election or nomination for election as a director of the company was approved by a vote of at least two-thirds of the Incumbent Directors will be deemed to be an Incumbent Director, (iii) one of the following events occur at a special or annual meeting of the company’s stockholders: (a) two or more nominees who are both (A) nominees of and endorsed by the company and (B) not employees of the company or any Affiliate at the time of the election are not elected to serve as directors; and (b) any person not a nominee of, and endorsed by, the company is elected to serve as a director of the company, (iv) the consummation of: (a) a merger, consolidation or reorganization involving the company, unless the merger, consolidation or reorganization is a “Non-Control Transaction”; or (b) an agreement for the sale or other disposition of all or substantially all of the assets of the company to any Person (other than a transfer to a Change in Control Subsidiary), or (v) the stockholders of the company approve a complete liquidation or dissolution of the company. Notwithstanding the foregoing, a Change in Control will not be deemed to occur solely because a person acquires beneficial ownership of more than the permitted amount of the then outstanding voting securities as a result of the acquisition of voting securities by the company which, by reducing the number of voting securities then outstanding, increases the percentage of shares beneficially owned by the person. Notwithstanding the foregoing, if a Change in Control would occur but for the operation of the preceding sentence as a result of the acquisition of voting securities by the company, and after that acquisition by the company, the person described in the preceding sentence increases the percentage of then outstanding voting securities he or she owns, a Change in Control will occur.

We also have similar change in control severance protection agreements providing for two times severance benefits in place with our other executive officers. Under the change in control agreements, all amounts accrued or awarded to the executive officers under any incentive compensation or benefit plan, including options and restricted stock awarded under the 2021 OIP and 2012 OIP, will immediately vest on each executive’s respective termination date if the executive is entitled to severance benefits.

Our board of directors and compensation committee determined the terms and conditions of the change in control severance protection agreements, including the severance benefit payable, and the triggering events for the payment of such severance benefit, pursuant to such agreement, in consultation with their independent compensation consultant and our financial and other advisors, and considered external practices at similarly situated companies regarding change in control arrangements.

Treatment of Equity Awards

The 2021 OIP and 2012 OIP provide that an award shall immediately terminate on the date a participant’s service terminates, unless otherwise set forth in an award agreement. Similarly, in the event of a Change in Control, the compensation committee has the discretion to provide for accelerated vesting in an award agreement. However, under the 2021 OIP, in the event of a Change in Control, the compensation committee may provide that (i) any or all outstanding awards will be assumed and continued or an equivalent award substituted by our successor (or affiliate thereof) in connection with such Change in Control transaction; provided, however, that if within two years following such Change in Control, a participant’s employment is terminated by us or our successor without Cause or the participant resigns for “Good Reason,” to the extent that the participant is subject to written agreement that contains a “Good Reason” definition, any awards not previously vested will immediately become vested and/or exercisable (and any applicable performance goals will be deemed achieved at the greater of (x) target or (y) actual performance through the date of such termination); and (ii) with respect to outstanding awards that are not assumed and continued or where an equivalent award is not substituted by our successor (or an affiliate thereof) in connection with such Change in Control transaction, then any such awards that have not previously vested will immediately become vested and/or exercisable (and any applicable performance goals will be deemed achieved at the greater of (x) target or (y) actual performance through the date of such Change in Control)

INDEX
In the event of a Change in Control that is a merger or consolidation in which the company is not the surviving corporation or that results in the acquisition of substantially all the company’s outstanding stock or in the event of a sale or transfer of all or substantially all of the company’s assets (a “Covered Transaction”), the compensation committee has the discretion to provide for the termination of all outstanding options as of the effective date of the Covered Transaction; provided, that, if the Covered Transaction follows a Change in Control or would give rise to a Change in Control, no option will be terminated prior to the expiration of twenty days following the later of: (i) the date on which the award became fully exercisable and (ii) the date on which the participant receive written notice of the Covered Transaction.

Under both the 2021 OIP and  2012 OIP, “Change in Control” generally means: (a) any “person” as such term is used in Sections 13(d) and 14(d) of the 1934 Act (other than (i) the company, (ii) any subsidiary of the company, (iii) any trustee or other fiduciary holding securities under an employee benefit plan of the company or of any subsidiary of the company, or (iv) any company owned, directly or indirectly, by the stockholders of the company in substantially the same proportions as their ownership of stock of the company), is or becomes the “beneficial owner” (as defined in Section 13(d) of the 1934 Act), together with all Affiliates and Associates (as such terms are used in Rule 12b-2 of the General Rules and Regulations under the 1934 Act) of such person, directly or indirectly, of securities of the company representing 30% or more of the combined voting power of the company’s then outstanding securities; (b) the consummation of a merger or consolidation of the company with any other company, other than (i) a merger or consolidation which would result in the voting securities of the company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the company or any subsidiary of the company, at least 60% of the combined voting power of the voting securities of the company or such surviving entity outstanding immediately after such merger or consolidation or (ii) a merger or consolidation effected to implement a recapitalization of the company (or similar transaction) after which no “person” (with the method of determining “beneficial ownership” used in clause (a) of this definition) owns more than 30% of the combined voting power of the securities of the company or the surviving entity of such merger or consolidation; or (c) during any period of two consecutive years (not including any period prior to the execution of the 2021 OIP or 2012 OIP, as applicable), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has conducted or threatened a proxy contest, or has entered into an agreement with the company to effect a transaction described in clause (a), (b) or (d) of this definition) whose election by the Board or nomination for election by the company’s stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved cease for any reason to constitute at least a majority thereof; or (d) the complete liquidation of the company or the sale or disposition by the company of all or substantially all of the company’s assets.

Pursuant to the non-qualified stock option grant agreements, the option grants will become fully vested in the event of a Change in Control (as defined in the 2021 OIP or 2012 OIP, as applicable). In the event of a Change in Control that constitutes a Covered Transaction, the compensation committee may, in its sole discretion, terminate any or all outstanding options as of the effective date of the Covered Transaction; provided that the compensation committee may not terminate an option outstanding under the agreement earlier than twenty days following the later of: (i) the date on which the award became fully vested and (ii) the date on which the participant received written notice of the Covered Transaction. In the event of a termination of service by reason of death or Disability, then any unvested portion of the options will become fully vested. Starting with the option grants made in fiscal year 2018, in the event that a participant’s service terminates due to Retirement, the option will continue to vest in accordance with its terms, and if a participant’s service terminates due to Position Elimination, the unvested portion of the option will vest on a prorated basis. Disability has the meaning provided under (i) first, an employment agreement between the participant and the company, (ii) second, if no employment agreement exists, the long-term disability program maintained by the company or any governmental entity covering the Participant, or (iii) third, if no such agreement or program exists, permanent and total disability within the meaning of Section 22(e)(3) of the Code. Retirement is defined in the award agreements as the termination of a participant’s service following the attainment of a combination of age and years of service of at least 70, with a minimum of 55 years of age (other than a termination for Cause) (i.e., the “Rule of 70”). Position Elimination is the involuntary termination of a participant’s service due to the company’s elimination of the participant’s position due to an organizational change, expense reduction considerations, office closings or relocations, in which the participant will not be replaced by another person in the same position.

INDEX
Pursuant to the restricted stock and restricted stock unit (RSUs) award agreements, the awards will become fully vested and all restrictions will lapse in the event of a participant’s death, Disability, or Change in Control (as defined in the 2021 OIP or 2012 OIP, as applicable). Starting with the RSU awards granted in fiscal year 2018, in the event that a participant’s service terminates due to Retirement, the RSUs will continue to vest in accordance with their terms, and if a participant’s service terminates due to Position Elimination, the unvested portion of the RSUs will vest on a prorated basis. Disability has the meaning provided under (i) first, an employment agreement between the participant and the company, (ii) second, if no such employment agreement exists, the long-term disability program maintained by the company or any governmental entity covering the participant, or (iii) third, if no such agreement or program exists, as defined under local law. Retirement and Position Elimination have the same definitions set forth in the option agreements.

For performance share units (PSUs), in the event of a participant’s death, the awards will vest at target; in the event of Disability or a termination due to Retirement or Position Elimination (each as defined above), the awards will vest on a prorated basis, based on actual performance through the end of the three-year performance period. In the event of a Change in Control prior to the end of the performance period, (i) if the PSUs are not assumed by the acquirer, the PSUs will vest at the target award level and be settled within 30 days following the Change in Control, and (ii) if the PSUs are assumed by the acquirer, the PSUs will be converted into RSUs that will vest at the end of the performance period. If the participant’s employment is terminated by the company without cause within the twelve-month period following the Change in Control, or if the participant’s employment otherwise terminates in a manner that would entitle him or her to benefits under a change in control severance agreement with the company (to the extent the participant is a party to such an agreement), the converted RSUs will immediately vest in full.

INDEX
Compensation of Directors

The following table shows information concerning the compensation that the company’s non-employee directors earned during the last completed fiscal year ended September 30, 2021. A director who is also our employee receives no additional compensation for his or her services as a director.

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)[2]	Option Awards ($)[2]	All Other Compensation ($)	Total ($)
William P. Noglows	140,000	95,852	89,998	—	325,850
Richard S. Hill	115,000	95,852	89,998	—	300,850
Barbara A. Klein	115,000	95,852	89,998	—	300,850
Paul J. Reilly	102,500	95,852	89,998	—	288,350
Anne K. Roby [3]	30,000	140,756	68,145	—	238,901
Susan M. Whitney	102,500	95,852	89,998	—	288,350
Geoffrey Wild	90,000	95,852	89,998	—	275,850

[1]
Represents actual fees paid in fiscal year 2021, which includes an annual retainer fee, and, as applicable, a board of directors Chair or committee Chair annual retainer fees, both earned quarterly, each as discussed in more detail below. For Mr. Reilly and Ms. Whitney, this includes partial year committee Chair fees. Dollar amounts are comprised as follows:

Name	Annual Retainer Fee ($)	Committee Chair Fee ($)	Non- Executive Board Chair Fee ($)
Mr. Noglows	90,000	—	50,000
Mr. Hill*	90,000	25,000	—
Ms. Klein**	90,000	25,000	—
Mr. Reilly***	90,000	12,500	—
Dr. Roby	30,000	—	—
Ms. Whitney	90,000	12,500	—
Mr. Wild	90,000	—	—

*	Nominating and corporate governance committee Chair
**	Compensation committee Chair (effective as of March 2021)
***	Audit committee Chair (effective as of March 2021)

[2]
The amounts in the column headed “Stock Awards” represent the aggregate award date fair value of awards made in fiscal year 2021 computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation (“ASC 718”). For these restricted stock unit awards, the fair value is equal to the underlying value of the stock and is calculated using the closing price of our common stock on the award date. The actual value realized by a non-employee director related to restricted stock unit awards will depend on the market value of our common stock on the date the underlying stock is sold following vesting of the awards.

The amounts in the column headed “Option Awards” represent the aggregate grant date fair value of grants in fiscal year 2021 computed in accordance with ASC 718 (see Note 17 of Notes to Consolidated Financial Statements included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 for a description of the assumptions used in that computation). The actual value realized by a non-employee director related to option awards will depend on the difference between the market value of our common stock on the date the option is exercised and the exercise price of the option.

The award date fair market value of each “Stock Award” and the grant date fair market value of each “Option Award” awarded or granted to our non-employee directors during fiscal year 2021, computed in accordance with ASC 718 (excluding the impact of estimated forfeitures for service-based vesting conditions), is as follows:

INDEX
Name	Award or Grant Date	Number of Restricted Stock Units		Award Date Fair Value ($)	Number of Options	Grant Date Fair Value ($)
Mr. Noglows	3/3/2021	561		95,852	1,305	89,998
Mr. Hill	3/3/2021	561		95,852	1,305	89,998
Ms. Klein	3/3/2021	561		95,852	1,305	89,998
Mr. Reilly	3/3/2021	561		95,852	1,305	89,998
Dr. Roby	6/1/2021	914	*	140,756	1,107	68,145
Ms. Whitney	3/3/2021	561		95,852	1,305	89,998
Mr. Wild	3/3/2021	561		95,852	1,305	89,998

*Dr. Roby received both a prorated annual restricted stock unit award and an initial restricted stock unit award at the time of her appointment to the board of directors.

During fiscal year 2021, no stock awards held by any of our non-employee or other directors were modified or cancelled (forfeited).

The aggregate number of stock awards (restricted stock units) and the aggregate number of stock option awards held by each non-employee director that were outstanding as of the end of fiscal year 2021 are as follows:

	Aggregate Number of Awards Outstanding as of September 30, 2021
Name	Stock Awards*	Option Awards
Mr. Noglows	561	91,569
Mr. Hill	561	6,235
Ms. Klein	561	42,069
Mr. Reilly	561	14,431
Dr. Roby	914	1,107
Ms. Whitney	561	37,569
Mr. Wild	561	37,569

*Restricted Stock Units

Our non-employee directors received an aggregate of 8,937 stock options and 4,280 restricted stock units in fiscal year 2021.

[3]	Dr. Roby was elected to the board of directors effective June 1, 2021.

As provided in our Corporate Governance Guidelines and the nominating and corporate governance committee charter, the nominating and corporate governance committee is responsible for reviewing and recommending to the board of directors compensation (cash and equity) for non-employee directors. The committee does this through review of director compensation benchmark information and analysis and recommendation provided by the independent non-employee director compensation consultant to the committee, which since April 2017 is Meridian.

As previously disclosed, the board of directors approved our current non-employee director compensation program effective at the time of our annual meeting in March 2016, with the objective of continuing our company’s ability to attract high caliber and experienced individuals to serve as directors. The board of directors reviewed the non-employee director compensation program in November 2021 and determined to maintain in its current form, which consists of the following elements:

INDEX
Description of Director Compensation, Effective March 2016	Amount/Value ($)
Annual Retainer Fee[1]	90,000
Committee Chair Annual Retainer Fees[1]:
Audit committee Chair	25,000
Compensation committee Chair	25,000
Nominating and corporate governance committee Chair	25,000
No Standing Committee or Board Meeting Fees[2]	—
Non-Executive Board Chair Fee[3]	50,000
Annual Non-qualified Stock Option Grant[4]	90,000
Annual Restricted Stock Unit Award[4]	90,000
Initial Restricted Stock Unit Award[5]	90,000

[1]
Paid quarterly beginning with the quarter end following the effective date of appointment, and subsequently, beginning with the quarter end following our annual meeting. Directors do not receive additional compensation for serving as committee members.

[2]	To the extent a special committee is established by board of directors to address a unique matter, a committee meeting fee of $1,500 will be provided.
[3]	If a non-executive serves as Chair of the board of directors, he or she will receive a retainer amount in addition to the annual retainer fee.
[4]
Made at the time of our annual meeting (or initial appointment to the board of directors, on a pro-rata basis according to the number of days left until the subsequent annual meeting from the initial date of election) based on a fixed dollar value, with 100% vesting occurring on the first anniversary of the grant/award date. Number of units are calculated consistent with methodology used to calculate employee awards, using multiple-day average stock price in advance of award date (annual meeting), and Black-Scholes value of option grants, as applicable.

[5]	New directors receive initial restricted stock unit awards, based on a fixed dollar value. Each award vests 25% per year on the first four anniversaries of the award date.

Upon a non-employee director’s termination of service as a director of the company for reason of Death, Disability or a Change in Control, as defined in the 2012 OIP, 2021 OIP, and/or an award agreement, each grant or award of non-qualified stock options and restricted stock units held by the director will vest in full. In addition, if at the time of termination of service for any reason other than by reason of Cause, Death, Disability or a Change in Control, as defined in the 2012 OIP, 2021 OIP, and/or an award agreement, the non-employee director has completed at least two full terms as a director, as defined in our bylaws, each grant or award of non-qualified stock options and restricted stock units held by the director will vest in full.

Under our Directors’ Cash Compensation Umbrella Program, which only applies to non-employee directors and was first filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 10, 2003, each non-employee director may choose to receive his or her cash compensation either in cash, in fully vested restricted stock under our 2021 OIP (as of the date the fees are earned, the fees would be converted into the equivalent number of fully vested restricted shares, which would be beneficially owned and reported on Form 4 filings), or as deferred compensation under our Directors’ Deferred Compensation Plan, as amended February 25, 2021, which first became effective in March 2001, and was filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021. Under the Directors’ Deferred Compensation Plan, deferred amounts are payable only in the form of our common shares. A participating director is required to elect a date on which deferred compensation will begin to be distributed, which date generally must be at least two years after the end of the year deferrals are made and no later than the date of termination. As of the date the compensation is earned, the fees are converted into the right to acquire the equivalent number of shares of common stock at the end of the deferral period. These rights to acquire shares under the Directors’ Deferred Compensation Plan are reported as beneficially owned on Form 4 filings for each participating director. Currently, Messrs. Reilly and Wild are the only directors participating in our Directors’ Deferred Compensation Plan, and they each elected to defer the restricted stock units granted to them on March 3, 2021. These awards are currently unvested and thus are not reflected in the deferred balance under this plan. At present, non-employee directors receive their annual retainer and committee Chair fees on a quarterly basis. Non-employee directors also are eligible for reimbursement of travel and other out-of-pocket costs incurred in attending meetings. Non-employee directors are not eligible for any other compensation arrangement.

Compensation Policies and Practices Related to Risk Management

The company’s management, with a review by the audit committee and compensation committee of our board of directors and with support from the compensation committee’s independent compensation consultant, has assessed the risks associated with our compensation programs, policies and practices, and has determined that risks arising from them are not reasonably likely to have a material adverse effect on our company. In making this determination, our management considered the various elements of our compensation programs, policies and practices, such as the: mix of base salary, annual cash incentives under our STIP, and equity incentive program participations at various levels and throughout our company; balance between and among short-term and long-term compensation incentives in our programs; significant use of performance measures that are financial in nature such that they are readily measurable and verifiable, are regularly reviewed, and also are consistent with those that are publicly reported; use of performance measures that directly relate to the operations of our business such that they are readily measurable and verifiable, and are regularly reviewed; use of performance measures that relate to our business overall and avoid overdependence on one aspect of our business and its operations as opposed to another; multiple and cross-functional levels of review and verification prior to award approval; our system of internal controls and internal risk review and assessment processes; and, our general employment practices, policies and procedures.

INDEX
CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of David H. Li, our President and CEO for the fiscal year ending September 30, 2021.

For the fiscal year ending September 30, 2021:

•	The median of the annual total compensation of all employees of the company (other than our CEO) was $93,504; and

•	The annual total compensation of our CEO was $5,595,460.

Based on this information, for the fiscal year ending September 30, 2021, our CEO’s annual total compensation was approximately 59.84 times that of the annual total compensation of the median employee (as determined below).

This pay ratio is a reasonable estimate calculated in good faith, in a manner consistent with Item 402(u) of Regulation S-K, based on our payroll and employment records and the methodology described below. The SEC rules for identifying the “median employee” and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratios reported by other companies may not be comparable to the pay ratio set forth above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” we used the following methodology and the material assumptions, adjustments and estimates:

1.
We determined that, as of September 30, 2021, our employee population consisted of approximately 2,200 individuals working at the company and its consolidated subsidiaries, with approximately 1,200 of these individuals located in the United States and approximately 1,000 of these individuals located outside of the United States.

2.
We utilized the base pay for the fiscal year ending September 30, 2021 as our consistently applied compensation measure to identify the median employee from our total employee population, which we applied to all employees included in our analysis. We did not make any cost-of-living adjustments in identifying the median employee. Using this methodology, we determined that the median employee was a full-time, hourly employee located in the United States.

3.
With respect to the annual total compensation of the median employee, we identified and calculated the elements of such employee’s compensation for the fiscal year ending September 30, 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $93,504.

4.
With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column (column (j)) of our 2021 Summary Compensation Table included in this Form 10-K/A and incorporated by reference under Item 11 of Part III of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Compensation Committee Interlocks and Insider Participation

None of the current or former members of the compensation committee are or have been our employees.

INDEX
Compensation Committee Report

The following report of the compensation committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this report by reference therein.

The compensation committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis with our company’s management, and based on the review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A and the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Submitted by Mses. Klein and Whitney, Mr. Reilly, and Dr. Roby, being all the current members of the compensation committee,

Barbara A. Klein (Chair)

Paul J. Reilly

Anne K. Roby

Susan M. Whitney

INDEX
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 7, 2022 (except as indicated below) by:

•	all persons known by us to own beneficially more than 5% of our outstanding common stock;

•	each of our directors;

•	each of the named executive officers in the Compensation Discussion and Analysis Section and the Summary Compensation Table included in this Form 10-K/A; and

•	all our directors and executive officers as a group.

Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares of common stock beneficially owned by such stockholder.

Stock Ownership Table

Name and Address	Number of Shares Beneficially Owned[1]		Approximate Percent of Class[1]
Certain beneficial owners:
1. BlackRock, Inc. 55 East 52nd Street New York, New York 10055	3,118,743	[2]	10.9%
2. The Vanguard Group, Inc. P.O. Box 2600 Valley Forge, Pennsylvania 19482	2,870,726	[3]	10.0%
3. Neuberger Berman Group LLC 1290 Avenue of the Americas New York, NY 10104	1,898,913	[4]	6.6%
4. EARNEST Partners, LLC 1180 Peachtree Street NE, Suite 2300 Atlanta, Georgia 30309	1,674,339	[5]	5.9%
Directors and executive officers:
David H. Li	163,355	[6]	*
William P. Noglows	156,668	[67]	*
Richard S. Hill	13,559	[6]	*
Barbara A. Klein	38,446	[6]	*
Paul J. Reilly	20,105	[6]	*
Anne K. Roby	924	[6]	*
Susan M. Whitney	48,643	[6]	*
Geoffrey Wild	48,643	[6]	*
Scott D. Beamer	39,642	[6]	*
Daniel D. Woodland	32,607	[6]	*
Jeffrey M. Dysard	11,195	[6]	*
H. Carol Bernstein	64,242	[68]	*
All directors and executive officers as a group (14 persons)	617,803	[69]	2.2%

INDEX

*	= less than 1%
[1]
“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days of January 7, 2022 are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 28,568,967 shares of our common stock outstanding as of January 7, 2022, unless otherwise indicated.

[2]
Of the shares reported as beneficially owned, BlackRock, Inc. exercises (a) sole power to vote 3,079,821 shares, (b) no power to vote 38,922 shares, and (c) sole investment power over 3,118,743 shares. The total number of shares reported as beneficially owned is 3,118,743, as of September 30, 2021. The number of shares indicated is based on information reported in Form 13F Holdings Report filed by BlackRock, Inc. on November 9, 2021.

[3]
Of the shares reported as beneficially owned, The Vanguard Group, Inc. exercises (a) shared power to vote 56,016, (b) sole investment power over 2,788,624 shares, and (c) shared investment power over 82,102 shares. The total number of shares reported as beneficially owned is 2,870,726, as of November 30, 2021. The number of shares indicated is based on information reported in the Schedule 13G/A filed by The Vanguard Group, Inc. on December 9, 2021.

[4]
Of the shares reported as beneficially owned, Neuberger Berman Group LLC exercises (a) sole power to vote 1,844,879 shares, (b) no power to vote 54,034 shares, (c) sole investment power over 16,497 shares, and (d) shared investment power over 1,882,416 shares. The total number of shares reported as beneficially owned is 1,898,913 shares, as of September 30, 2021. The number of shares indicated is based on the information reported in the Form 13F Holdings Report filed by Neuberger Berman LLC on November 12, 2021.

[5]
Of the shares reported as beneficially owned, EARNEST Partners, LLC exercises (a) sole power to vote 1,163,595 shares, (b) shared power to vote 3,180 shares, (c) no power to vote 507,564 shares, and (d) sole investment power over 1,674,339 shares. The total number of shares reported as beneficially owned is 1,674,339 shares, as of September 30, 2021. The number of shares indicated is based on the information reported in the Form 13F Holdings Report filed by EARNEST Partners, LLC on November 15, 2021.

[6]
Includes shares of our common stock that such person has the right to acquire pursuant to stock options granted pursuant to the 2012 OIP or pursuant to the 2021 OIP, in either case, exercisable within 60 days of January 7, 2022, as follows:

Name	Upon Exercise Shares Issuable
Mr. Li	69,677
Mr. Noglows	91,569
Mr. Hill	6,235
Ms. Klein	14,431
Mr. Reilly	14,431
Dr. Roby	—
Ms. Whitney	37,569
Mr. Wild	37,569
Mr. Beamer	19,592
Dr. Woodland	22,096
Dr. Dysard	—
Ms. Bernstein	18,009

INDEX
Also includes restricted stock units awarded to such executive officer pursuant to the 2012 OIP or the 2021 OIP, as applicable, on January 16, 2018, December 6, 2018, December 5, 2019, December 3, 2020, and December 6, 2021, respectively, that are still subject to restrictions as of January 7, 2022, as set forth in the table below. On December 6, 2018, December 5, 2019, December 3, 2020, and December 6, 2021 as part of our annual equity incentive award program, we awarded restricted stock units to our executive officers with restrictions that lapse in equal increments upon each anniversary over four years. On January 16, 2018, as part of Mr. Beamer’s appointment as our Vice President and Chief Financial Officer, we awarded Mr. Beamer a sign-on award consisting of 13,128 restricted stock units and an annual equity incentive award consisting of 2,104 restricted stock units, in each case, with restrictions that lapse in equal increments upon each anniversary of the award over four years. The outstanding restricted stock unit awards have the same economic value as shares of common stock, are eligible to receive dividend equivalents, and may not be voted, sold or transferred, other than to immediate family members as provided in the 2012 OIP and 2021 OIP.

	Equity Incentive Program Restricted Stock Units
Name	1/16/18	1/16/18	12/6/18	12/5/19	12/3/20	12/6/21
Mr. Li	—	—	1,716	3,106	5,010	7,580
Mr. Beamer	3,282	526	618	860	1,428	—
Dr. Woodland	—	—	656	916	1,503	2,274
Dr. Dysard	—	—	375	626	1,278	1,932
Ms. Bernstein	—	—	543	760	1,203	1,819

See “Transition Arrangement with Mr. Beamer” above for a description of the treatment of Mr. Beamer’s outstanding equity awards in connection with the termination of his employment with our company.

Also includes restricted stock units awarded to such non-employee director pursuant to the 2012 OIP or the 2021 OIP, as applicable, that are still subject to restrictions as of January 7, 2022, as set forth in the table below. For annual equity awards to non-employee directors, restricted stock units are currently awarded with restrictions that lapse in full upon the first anniversary of the award. Initial equity awards of restricted stock units to non-employee directors are currently made with restrictions that lapse in equal annual increments over four years beginning on the first anniversary of the award. Outstanding restricted stock unit awards have the same economic value as shares of common stock, are eligible to receive dividend equivalents, and may not be voted, sold or transferred, other than to immediate family members as provided in the applicable plan.

Name	Non-Employee Director Restricted Stock Units
Mr. Noglows	561
Mr. Hill	561
Ms. Klein	561
Mr. Reilly	561
Dr. Roby	914
Ms. Whitney	561
Mr. Wild	561

[7]
Includes 41,125 shares of our common stock held in trust for the benefit of Mr. Noglows’ family members, comprised of 26,125 shares held in trust for the benefit of Mr. Noglows’ spouse, over which Mr. Noglows has no voting or investment power or ownership control,  7,500 shares held in trust for the benefit of a child of Mr. Noglows, over which Mr. Noglows has investment and voting, but no ownership, control, and 7,500 shares held in another trust for the benefit of another child of Mr. Noglows, over which Mr. Noglows has investment and voting, but no ownership, control.

[8]	Includes 20,808 shares of our common stock held in trust for the benefit of Ms. Bernstein’s family members, over which Ms. Bernstein has voting and investment, but no ownership, control.
[9]
Includes all individuals who were directors and executive officers as of January 7, 2022, and does not include individuals who ceased to be executive officers prior to such date, except for Mr. Noglows, who since January 1, 2016 has been a non-employee director. Includes 318,435 shares of our common stock that our directors and executive officers have the right to acquire pursuant to stock options exercisable within 60 days of January 7, 2022, and 43,661 restricted shares of our common stock or restricted stock units held by our executive officers still subject to restrictions as of January 12, 2022 (which include shares subject to restrictions or conditions pursuant to our Deposit Share Program).

INDEX
Equity Compensation Plan Information

Shown below is information as of September 30, 2021, with respect to the shares of common stock that may be issued under CMC’s existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,010,486	(2)	$89.61	(2)	2,361,281	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,010,486	(2)	$89.61	(2)	2,361,281	(3)

1.	See Note 16 of “Notes to the Consolidated Financial Statements” of the Original Form 10-K for more information regarding the composition of our equity compensation plans.

2.
Column (a) includes 779,010 shares subject to outstanding nonqualified stock options, 146,960 shares that employees and non-employee directors have the right to acquire upon the vesting of the equivalent RSUs that they have been awarded under our equity incentive plans, and 84,516 initial granted shares that certain employees have the right to acquire upon the vesting of the performance-based restricted stock units (PSUs) that they have been awarded under our equity incentive plans, which may be subject to downward or upward adjustment depending on the performance measures during the particular performance period pursuant to the PSU award agreement. Column (b) excludes all of these RSUs and PSUs from the weighted-average exercise price. The weighted average term of stock options is 6.04 years.

3.	Column (c) includes 239,941 shares available for future issuance under the Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

At present we have no related party transactions and there are no currently proposed related party transactions.

Related Party Transactions

Although at present we have no related party transactions, we may from time to time enter into transactions with “related persons.” Related persons include our directors and executive officers, nominees for director, 5% or more beneficial owners of our common stock, and immediate family members of such persons. As set forth in our audit committee charter, a current copy of which is available on our website at www.cmcmaterials.com, any related person transaction must be reviewed and approved in advance by our audit committee. All our employees, including our executive officers and directors, are subject to our Code of Business Conduct, which is available on our website. Our Code of Business Conduct prohibits any relationship that may present, or appears to present, a conflict of interest with our company. Among other things, this includes a prohibition on the holding of more than a nominal financial interest in or financial relationship with any publicly held company with whom we do business or compete, and prohibits any financial interest in or financial relationship with such entities if they are privately held. Any request for waiver of our Code of Business Conduct for our directors and executive officers may be approved only by our board of directors; to date, no such waivers have been requested or approved. In addition to the provisions of our Code of Business Conduct, our nominating and corporate governance committee charter and our corporate governance guidelines, both of which are also available on our website, also contain provisions requiring the review of potential conflicts of interest of prospective and current directors and the requirement of notification, and offer of tender of resignation, by directors, and review by the nominating and corporate governance committee and the board of directors of any change in employment or for-profit board membership status.

INDEX
Indemnification

Our bylaws and our certificate of incorporation require us to indemnify our directors and officers to the fullest extent authorized by the Delaware General Corporation Law. We have entered into indemnification agreements with all our directors and executive officers in which we confirm that we will provide to them the indemnification rights provided for in our bylaws and agree to maintain directors’ and officers’ liability insurance on their behalf.

Director Independence

The board of directors has determined that seven of our eight current directors, including Messrs. Hill, Noglows, Reilly and Wild, Ms. Klein and Ms. Whitney, and Dr. Roby are “independent” directors as defined in the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Marketplace Rules and as defined in applicable rules by the SEC. In making its determinations of independence, in addition to consideration of the relevant SEC and NASDAQ rules (according to which the definition of “independent director” is set forth in our Corporate Governance Guidelines, a current copy of which is available on our website, www.cmcmaterials.com), the board of directors considered factors for each director such as any other directorships, any employment or consulting arrangements, and any relationship with our company’s customers, suppliers or advisors. In particular, the board of directors determined that, effective January 1, 2019, Mr. Noglows qualified as an independent director under applicable rules considering, among other things, that as of such time it had been more than three years since he was an employee of our company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Pre-Approval

During fiscal years 2021 and 2020, the audit committee pre-approved 100% of all audit and non-audit services provided by our independent auditors, PricewaterhouseCoopers LLP (“PWC”), an independent registered public accounting firm. For such pre-approval of services, the audit committee follows its policy for the pre-approval of services provided by our independent auditors, a current copy of which is available on our website, www.cmcmaterials.com. The policy requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. This policy provides for pre-approval by the audit committee of permitted services before the independent auditor is engaged to perform them. The audit committee has delegated to the Chair of the audit committee authority to approve permitted services. The following table presents fees for audit services rendered by PWC for the audit of our annual financial statements for the fiscal year ended September 30, 2021, and September 30, 2020, and fees billed for other services rendered by PWC during those periods.

Fees Billed by Independent Auditors

Fees	Fiscal Year Ended September 30, 2021 ($)	Fiscal Year Ended September 30, 2020 ($)
Audit Fees[1]	2,912,803	3,622,542
Audit-Related Fees[2]	—	—
Tax Fees[3]	372,334	825,206
All Other Fees[4]	4,500	4,500
Total	3,289,637	4,452,248

1      Audit Fees include fees for professional services rendered by PWC for the audit of our annual financial statements and internal control over financial reporting and review of financial statements included in our Form 10-Q and for services that normally would be provided by PWC in connection with statutory and regulatory filings or engagements. In addition to including fees for services necessary to perform an audit or review in accordance with generally accepted auditing standards, this category also may include services that generally only PWC reasonably can provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

2      Audit-Related Fees include assurance and related services traditionally performed by PWC that are reasonably related to the performance of the audit or review of our financial statements and not reported under the “Audit Fee” heading.

3      Tax Fees include fees billed for professional services related to tax compliance and other tax services. For fiscal years 2021 and 2020, $128,623 and $169,707, respectively, of total Tax Fees was for tax compliance services.

4      All Other Fees for fiscal years 2021 and 2020 primarily related to access to on-line software tools.

INDEX
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Financial Statements and Financial Statement Schedule are included in Item 8 of our Original Form 10-K:

1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of (Loss) Income for the years ended September 30, 2021, 2020 and 2019
Consolidated Statements of Comprehensive (Loss) Income for the years ended September 30, 2021, 2020 and 2019
Consolidated Balance Sheets at September 30, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2021, 2020 and 2019

3.	Exhibits - The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K/A:

INDEX
ITEM 16.	FORM 10-K SUMMARY

None.
Exhibit No.	Description	Filed as an exhibit to, and incorporated by reference from
		Form	File No.	Filing Date
2.1	Agreement and Plan of Merger, dated as of August 14, 2018, by and among KMG Chemicals, Inc., Cabot Microelectronics Corporation, and Cobalt Merger Sub Corporation.	8-K	000-30205	August 17, 2018
3.2	(Fourth) Amended and Restated Bylaws of CMC Materials, Inc.	8-K	000-30205	October 1, 2020
3.3	(Second) Amended and Restated Certificate of Incorporation of CMC Materials, Inc.	8-K	000-30205	October 1, 2020
4.1	Form of CMC Materials, Inc. Common Stock Certificate.	10-K	000-30205	November 17, 2020
4.2	Description of the Company’s Securities.	10-K	000-30205	November 17, 2020
10.1	CMC Materials, Inc. 2007 Employee Stock Purchase Plan, as Amended and Restated September 23, 2013.*	10-K	000-30205	November 17, 2020
10.2	Form of Amended and Restated Change in Control Severance Protection Agreement.**	10-K	000-30205	November 25, 2008
10.3	Directors’ Deferred Compensation Plan, as Amended and Restated February25, 2021.*	10-Q	000-30205	May 6, 2021
10.4	Form of Deposit Share Agreement.***	10-K	000-30205	November 12, 2021
10.5	Adoption Agreement, as amended September 23, 2008, of Cabot Microelectronics Corporation Supplemental Employee Retirement Plan.*	10-K	000-30205	November 25, 2008
10.6	Directors’ Cash Compensation Umbrella Program.*	10-K	000-30205	November 17, 2020
10.7	CMC Materials, Inc. Supplemental Employee Retirement Plan, as amended.*	10-K	000-30205	November 25, 2008
10.8	CMC Materials, Inc. 2012 Omnibus Incentive Plan, as amended effective March 7, 2017. *	10-K	000-30205	November 17, 2020
10.9	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (employees (including executive officers)).*	10-Q	000-30205	February 8, 2013
10.10	Form of Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Non-Qualified Stock Option Grant Agreement (non-employee directors).*	10-Q	000-30205	August 8, 2012
10.11	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[__] Restricted Unit Award Agreement for United States Employees*	10-Q	000-30205	February 8, 2016
10.12	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[ ] Non-Qualified Stock Option Award Agreement for United States Employees*	10-Q	000-30205	February 7, 2018
10.13	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[ ] Restricted Stock Unit Award Agreement for United States Employees*	10-Q	000-30205	February 7, 2018
10.14	Cabot Microelectronics Corporation 2012 Omnibus Incentive Plan Fiscal Year 20[ ] Performance Share Unit Award Agreement for United States Employees*	10-Q	000-30205	February 7, 2018
10.15	CMC Materials, Inc. 2021 Omnibus Incentive Plan.*	10-K	000-30205	November 12, 2021

INDEX
10.16	Form of CMC Materials, Inc. 2021 Omnibus Incentive Plan Non-Employee Director Annual Non-Qualified Stock Option Grant Agreement.*	10-Q	000-30205	May 6, 2021
10.17	Form of CMC Materials, Inc. 2021 Omnibus Incentive Plan Non-Employee Director Annual Restricted Stock Unit Award Agreement.*	10-Q	000-30205	May 6, 2021
10.18	Form of CMC Materials, Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (non-employee directors).*	10-Q	000-30205	August 5, 2021
10.19	Form of CMC Materials, Inc. 2021 Omnibus Incentive Plan Restricted Stock Award Agreement- 202[ ] Deposit Share Award*	10-K	000-30205	November 12, 2021
10.20	Employment Offer Letter dated December 12, 2014 (David H. Li).*	10-Q	000-30205	February 6, 2015
10.21	CMC Materials, Inc. Short Term Incentive Program*	10-K	000-30205	November 12, 2021
10.22	Credit Agreement, dated as of November 15, 2018, by and among CMC Materials, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	000-30205	February 4, 2021
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
		8-K	000-30205	July 6, 2021
21.1	Subsidiaries of CMC Materials, Inc.	10-K	000-30205	November 12, 2021
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	000-30205	November 12, 2021
24.1	Power of Attorney.	10-K	000-30205	November 12, 2021
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	000-30205	November 12, 2021
101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

INDEX
*	Management contract, or compensatory plan or arrangement.
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

CMC MATERIALS, INC.

Date: January 19, 2022	/s/ DAVID H. LI
David H. Li President and Chief Executive Officer [Principal Executive Officer]