Form 10-Q
period 2021-12-31
CMC Materials, Inc.
filed 2022-02-03
CIK 1102934

INDEX
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
or
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
As of January 31, 2022, the Company had 28,577,622 shares of Common Stock, par value $0.001 per share, outstanding.

INDEX
CMC MATERIALS, INC.
FORM 10-Q

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	Three Months Ended December 31,
	2021	2020
Revenue	$317,046	$287,863
Cost of sales	191,210	164,959
Gross profit	125,836	122,904

Operating expenses:
Research, development and technical	13,328	12,428
Selling, general and administrative	56,483	55,920
Impairment charges	9,435	7,347
Entegris Transaction-related expenses	6,050	—
Total operating expenses	85,296	75,695

Operating income	40,540	47,209

Interest expense, net	9,743	9,585
Other (expense) income, net	(152)	1,452
Income before income taxes	30,645	39,076

Provision for income taxes	3,217	7,546

Net income	$27,428	$31,530

Basic earnings per share	$0.96	$1.08
Diluted earnings per share	$0.95	$1.07

Weighted average basic shares outstanding	28,451	29,123
Weighted average diluted shares outstanding	28,821	29,598
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended December 31,
	2021	2020
Net income	$27,428	$31,530

Other comprehensive income:

Foreign currency translation adjustment	(2,629)	21,543
Income tax benefit	37	82
Total foreign currency translation adjustment, net of tax	(2,592)	21,625

Unrealized gain (loss) on cash flow hedges:
Change in fair value	5,471	(6,449)
Reclassification adjustment into earnings	3,577	3,374
Income tax (expense) benefit	(2,066)	689
Total unrealized gain (loss) on cash flow hedges, net of tax	6,982	(2,386)

Other comprehensive income, net of tax	4,390	19,239

Comprehensive income	$31,818	$50,769
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amount)

	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$200,023	$185,979
Accounts receivable, less allowance for credit losses of $480 at December 31, 2021 and $527 at September 30, 2021	166,957	150,099
Inventories	174,445	173,464
Prepaid expenses and other current assets	32,387	25,439
Total current assets	573,812	534,981

Property, plant and equipment, net	351,602	354,771
Goodwill	567,267	576,902
Other intangible assets, net	605,601	625,434
Deferred income taxes	6,467	6,813
Other long-term assets	54,370	51,984
Total assets	$2,159,119	$2,150,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,478	$52,748
Current portion of long-term debt	13,313	13,313
Accrued expenses and other current liabilities	121,263	139,797
Total current liabilities	194,054	205,858

Long-term debt, net of current portion	901,093	903,031
Deferred income taxes	74,499	74,930
Other long-term liabilities	86,653	88,129
Total liabilities	1,256,299	1,271,948

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common Stock Authorized: 200,000 shares, $0.001 par value; Issued: 40,466 shares at December 31, 2021, and 40,221 shares at September 30, 2021	40	40
Capital in excess of par value of common stock	1,072,076	1,052,869
Retained earnings	446,193	431,968
Accumulated other comprehensive income	9,181	4,791
Treasury stock at cost, 11,898 shares at December 31, 2021, and 11,795 shares at September 30, 2021	(624,670)	(610,731)
Total stockholders’ equity	902,820	878,937

Total liabilities and stockholders’ equity	$2,159,119	$2,150,885
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$27,428	$31,530
Adjustments to reconcile Net income to net cash provided by operating activities:
Depreciation and amortization	32,702	31,891
Impairment charges	9,435	7,347
Share-based compensation expense	6,003	5,851
Amortization of terminated interest rate swap contract	2,786	929
Deferred income tax benefit	(2,178)	(4,342)
Amortization of debt issuance costs	850	776
Non-cash foreign exchange gain	(598)	(867)
Accretion on Asset Retirement Obligations	150	146
Loss (gain) on disposal of assets	22	(65)
Other	384	(945)
Changes in operating assets and liabilities:
Accounts receivable	(17,467)	(3,989)
Inventories	(1,294)	4,023
Prepaid expenses and other assets	(9,096)	2,290
Accounts payable	9,326	1,190
Accrued expenses and other liabilities	(13,221)	(21,727)
Net cash provided by operating activities	45,232	54,038

Cash flows from investing activities:
Additions to property, plant and equipment	(13,193)	(11,939)
Proceeds from the sale of assets	5	353
Net cash used in investing activities	(13,188)	(11,586)

Cash flows from financing activities:
Dividends paid	(13,375)	(13,260)
Proceeds from issuance of stock	13,204	5,023
Repurchases of common stock under Share Repurchase Program	(10,600)	(9,201)
Repurchases of common stock withheld for taxes	(3,339)	(5,220)
Repayment of long-term debt	(2,663)	(2,663)
Other financing activities	(232)	(43)
Net cash used in financing activities	(17,005)	(25,364)

Effect of exchange rate changes on cash	(995)	4,453
Increase in cash and cash equivalents	14,044	21,541
Cash and cash equivalents at beginning of period	185,979	257,354
Cash and cash equivalents at end of period	$200,023	$278,895

Supplemental Cash Flow Information:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,356	$3,645
Cash paid during the period for lease liabilities	1,844	1,997
Right of use asset obtained in exchange for lease liabilities	82	454
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except per share amount)

	Three Months Ended December 31,
	2021		2020
	Shares	$	Shares	$
Common Stock:
Beginning balance	40,221	$40	39,914	$40
Issuance of common stock under stock plans	245	—	178	—
Ending balance	40,466	40	40,092	40

Capital in Excess of Par:
Beginning balance		1,052,869		1,019,803
Share-based compensation expense		6,003		5,851
Exercise of stock options		9,493		1,437
Issuance of common stock under Employee Stock Purchase Plan		3,711		3,371
Issuance of restricted stock under Deposit Share Program		—		215
Ending balance		1,072,076		1,030,677

Retained Earnings:
Beginning balance		431,968		553,718
Net income		27,428		31,530
Dividends		(13,203)		(12,807)
Ending balance		446,193		572,441

Accumulated Other Comprehensive Income (Loss):
Beginning balance		4,791		(14,104)
Foreign currency translation adjustment		(2,592)		21,625
Cash flow hedges		6,982		(2,386)
Ending balance		9,181		5,135

Treasury Stock:
Beginning balance	11,795	(610,731)	10,834	(485,144)
Repurchases of common stock under Share Repurchase Program	79	(10,600)	62	(9,201)
Repurchases of common stock - other	24	(3,339)	35	(5,220)
Ending balance	11,898	(624,670)	10,931	(499,565)

Total Equity		$902,820		$1,108,728

Dividends per share of common stock		$0.46		$0.44
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except per share amounts)
1. BACKGROUND AND BASIS OF PRESENTATION
CMC Materials, Inc. (“CMC”, “the Company”, “us”, “we”, or “our”) is a leading global supplier of consumable materials, primarily to semiconductor manufacturers. The Company's products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. On April 1, 2021 (“Acquisition Date”), the Company completed the acquisition of 100% of International Test Solutions, LLC (“ITS”) (“Acquisition”), which has expanded the Company’s portfolio of critical enabling solutions in the semiconductor manufacturing process. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of ITS from the Acquisition Date. The Acquisition would not have materially affected the Company’s results of operations or financial position for the prior period presented.
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
The unaudited Consolidated Financial Statements have been prepared by CMC pursuant to the rules of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of CMC’s financial position, cash flows, and results of operations for the periods presented. The results may not be indicative of the results that may be expected for the fiscal year ending September 30, 2022. This Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
The Consolidated Financial Statements include the accounts of CMC and its subsidiaries. All intercompany transactions and balances between the companies have been eliminated.
In the Consolidated Statements of Income of this Report on Form 10-Q, the presentation for Interest income has been changed for the three months ended December 31, 2020 to conform to the current presentation. The amounts for the three months ended December 31, 2020 related to Interest income are now presented under “Interest expense, net.”
In the Consolidated Statements of Cash Flows of this Report on Form 10-Q, the presentation for amortization of terminated interest rate swap contract previously included in “Other” under Cash flows from operating activities is now presented separately under “Amortization of terminated interest rate swap contract” for the three months ended December 31, 2020 to conform to the current presentation.
USE OF ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates under different assumptions or conditions.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
ASU No. 2019-12 “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes, was issued to simplify Topic 740 through improving consistency and removing certain exceptions to general principles. The Company adopted this standard effective October 1, 2021, which did not have a material impact on our results of operations or financial condition.
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

INDEX
2. MERGER AGREEMENT
On December 14, 2021, the Company entered into an agreement and plan of merger (“Merger Agreement”) with Entegris, Inc. (“Entegris”) and Yosemite Merger Sub, Inc., a wholly owned subsidiary of Entegris (“Merger Sub”) under which Entegris will acquire the Company in a cash and stock transaction. The Merger Agreement provides that (1) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Entegris, and (2) at the effective time of the Merger, each issued and outstanding share of CMC common stock (other than (i) shares of CMC common stock owned by the Company, Entegris or any of their respective subsidiaries immediately prior to the effective time of the Merger and (ii) shares of CMC common stock as to which dissenters’ rights have been properly perfected) will be converted into the right to receive $133 in cash and 0.4506 shares of Entegris common stock, plus cash in lieu of any fractional shares (the “Entegris Transaction”). The Entegris Transaction is subject to the satisfaction of certain customary closing conditions, including, among others, receipt of certain regulatory approvals and approval by CMC stockholders. The Merger Agreement contains certain termination rights for both CMC and Entegris. If the Merger Agreement is terminated under certain specified circumstances, including the termination by Entegris in the event of a change of recommendation by our board of directors of the termination by the Company to enter into an agreement in connection with a “superior proposal” (as defined in the Merger Agreement), we will be required to pay Entegris a termination fee of $187 million.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company disaggregates revenue by product area and segment as it best depicts the nature and amount of the Company’s revenue. See Note 16 of this Report on Form 10-Q for more information.
The following table provides information about contract liability balances:

	Consolidated Balance Sheet Location	December 31, 2021	September 30, 2021
Contract liabilities (current)	Accrued expenses and other current liabilities	$12,517	$8,883
Contract liabilities (noncurrent)	Other long-term liabilities	3,170	1,788
4. SEVERANCE AND EXIT COSTS
During the first quarter of fiscal 2022, the Company initiated a strategic cost optimization program (“Future Forward”) designed to implement structural changes to enhance operational efficiencies. Future Forward includes targeted position eliminations and other actions to reduce expenses. As a result of the Future Forward program, the Company recorded employee severance expenses of $2,979 for the three months ended December 31, 2021, related to unallocated corporate expenses, of which $969 is presented within Cost of sales and $2,010 is presented within Selling, general and administrative in the Consolidated Statements of Income. As of December 31, 2021, liabilities related to Future Forward of $2,572 were classified as current and presented within Accrued expenses and other current liabilities within the Consolidated Balance Sheets. Additional Future Forward initiatives may be implemented during fiscal 2022 that may result in additional expense or charges.
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

INDEX
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

	Level 1		Level 2		Level 3		Total Fair Value
	December 31, 2021	September 30, 2021	December 31, 2021	September 30, 2021	December 31, 2021	September 30, 2021	December 31, 2021	September 30, 2021
Assets:
Cash and cash equivalents	$200,023	$185,979	$—	$—	$—	$—	$200,023	$185,979
Other long-term investments	1,641	1,439	—	—	—	—	1,641	1,439
Derivative financial instruments	—	—	16,764	12,335	—	—	16,764	12,335
Total assets	$201,664	$187,418	$16,764	$12,335	$—	$—	$218,428	$199,753

Liabilities:
Derivative financial instruments	—	—	1,346	3,383	—	—	1,346	3,383
Total liabilities	$—	$—	$1,346	$3,383	$—	$—	$1,346	$3,383
6. INVENTORIES
Inventories consisted of the following:

	December 31, 2021	September 30, 2021
Raw materials	$70,718	$67,969
Work in process	17,134	17,358
Finished goods	86,593	88,137
Total	$174,445	$173,464
7. GOODWILL
Goodwill activity for each of the Company’s reportable segments for the three months ended December 31, 2021 is as follows:

	Electronic Materials	Performance Materials	Total
Balance at September 30, 2021, net of accumulated impairment of $227,126	$444,233	$132,669	$576,902
Foreign currency translation impact	(249)	49	(200)
Impairment (See Note 8)	—	(9,435)	(9,435)
Balance at December 31, 2021, net of accumulated impairment of $236,561	$443,984	$123,283	$567,267
During the three months ended December 31, 2021 and 2020, the Company recorded goodwill impairment charges of $9,435 and $4,081, respectively, related to the wood treatment reporting unit within the performance materials segment, due to the previously announced planned closure of the wood treatment business. See Note 8 of this Report on Form 10-Q for a discussion of the wood treatment impairments.

INDEX
We continue to monitor the industries in which we operate and our businesses’ performance for indicators of potential impairment. We perform an impairment assessment of goodwill and other intangible assets at the reporting unit level annually, or more frequently if circumstances indicate that the carrying value may not be recoverable. As previously disclosed, the estimated fair value of the PIM reporting unit was determined to exceed the carrying value by approximately 5% as of the most recent annual assessment date, July 1, 2021. If current global macroeconomic conditions related to the COVID-19 pandemic (“Pandemic”) persist and continue to adversely impact our Company, we may have future additional impairments of goodwill or other intangible assets. Potential future impairments could be material to the Company’s Consolidated Balance Sheets and to the Consolidated Statements of Income, but we do not expect them to affect the Company’s reported Net cash provided by operating activities.
8. WOOD TREATMENT
As a result of our previously announced planned closure of the Company's wood treatment business and the finite remaining cash flow through the closure date, the Company concluded that it was more likely than not that the fair value of the wood treatment reporting unit was below its carrying value, requiring the wood treatment asset group and reporting unit to be tested for impairment. The Matamoros, Mexico facility ceased producing prior to December 31, 2021. As a result, the Company recorded a non-cash, pre-tax impairment charge of $9,435 for the three months ended December 31, 2021. The Company recorded long-lived asset and goodwill impairment charges of $7,347 for the three months ended December 31, 2020. There was no remaining carrying value of goodwill or long-lived assets for the wood treatment business as of December 31, 2021.
The impairment charges, included in the Performance Materials segment, are presented within Impairment charges in the Consolidated Statements of Income for the three months ended December 31, 2021 and 2020. The goodwill impairment charge is not tax deductible, therefore there is no related tax benefit for the three months ended December 31, 2021 and 2020.
9. OTHER LONG-TERM ASSETS

	December 31, 2021	September 30, 2021
Right of use assets	$27,566	$29,302
Interest rate swap (See Note 12)	16,764	12,335
Prepaid unamortized debt issuance cost - revolver	2,277	2,201
SERP investments	1,641	1,439
Vendor contract assets	1,188	1,329
Other long-term assets	4,934	5,378
Total	$54,370	$51,984
10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2021	September 30, 2021
Accrued compensation	$29,248	$47,360
Income taxes payable	17,268	16,836
Dividends payable	13,655	13,827
Contract liabilities (current)	12,517	8,883
Asset retirement obligation (current)	12,076	11,933
Current portion of operating lease liability	7,677	7,646
Taxes, other than income taxes	7,021	6,620
Current portion of terminated swap liability (See Note 12)	5,855	5,855
Goods and services received, not yet invoiced	4,534	3,866
Accrued interest	1,895	1,846
Interest rate swap liability (See Note 12)	1,161	2,995
Other	8,356	12,130
Total	$121,263	$139,797

INDEX
11. DEBT

	December 31, 2021	September 30, 2021
Senior Secured Term Loan Facility, one-month LIBOR plus 2.00%	$925,712	$928,375
Less: Unamortized debt issuance costs	(11,306)	(12,031)
Total debt	914,406	916,344
Less: Current maturities and short-term debt	(13,313)	(13,313)
Total long-term debt excluding current maturities	$901,093	$903,031
The Company’s credit agreement as amended (“Amended Credit Agreement”) includes a Senior Secured Term Loan Facility (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility”). As of December 31, 2021, there were no borrowings outstanding under the Revolving Credit Facility and our available credit was $350,000, which includes our letter of credit sub-facility.
At December 31, 2021 and September 30, 2021, the fair value of the Term Loan Facility, using level 2 inputs, approximated its carrying value as the loan bears a floating market rate of interest.
As of December 31, 2021, scheduled principal repayments of the Term Loan Facility were:

Fiscal Year	Principal Repayments
Remainder of 2022	$10,650
2023	10,650
2024	10,650
2025	10,650
2026	883,112
Total	$925,712
12. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to various market risks, including risks associated with interest rates and foreign currency exchange rates.  We enter into certain derivative transactions to mitigate the volatility associated with these exposures.
CASH FLOW HEDGES - INTEREST RATE SWAP CONTRACT
During the first quarter of fiscal 2021, the Company entered into a new interest rate swap agreement to extend the duration of its existing swap arrangement and to take advantage of lower interest rates. The existing interest rate swap, which was in a loss position of $35.3 million, was terminated, and the hedging relationship was de-designated. The liability for the terminated interest rate swap is not measured at fair value. The current and long-term portion of the liability for the terminated swap are recorded in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheet and will be paid over the remaining term of the new swap. The loss amount for the terminated swap is included in Accumulated other comprehensive income and will be amortized on a straight-lined basis into interest expense through January 31, 2024, the remaining term of the original swap.
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

INDEX
The notional amounts of our derivative instruments are as follows:

	December 31, 2021	September 30, 2021
Derivatives designated as hedging instruments:
Interest rate swap contract - new agreement	$553,613	$555,210

Derivatives not designated as hedging instruments:
Foreign exchange contracts to purchase U.S. dollars	$4,020	$4,225
Foreign exchange contracts to sell U.S. dollars	26,915	23,235
The fair values of our derivative instruments included in the Consolidated Balance Sheets are as follows:

		Derivative Assets		Derivative Liabilities
	Consolidated Balance Sheet Location	December 31, 2021	September 30, 2021	December 31, 2021	September 30, 2021
Derivatives designated as hedging instruments:
Interest rate swap contract	Other long-term assets	$16,764	$12,335	$—	$—
	Accrued expenses and other current liabilities	—	—	1,161	2,995
	Other long-term liabilities	—	—	—	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$—	$—	$—
	Accrued expenses and other current liabilities	—	—	185	388
The following table summarizes the effects of our derivative instruments on our Consolidated Statements of Income:

		(Loss) Gain Recognized in Statement of Income
	Consolidated Statement of Income Location	Three Months Ended December 31,
		2021	2020
Derivatives designated as hedging instruments:
Interest rate swap contract	Interest expense, net	$(791)	$(2,445)
Terminated interest rate swap contract	Interest expense, net	(2,786)	(929)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (expense) income, net	$(712)	$122
The following table summarizes the effects of our derivative instruments on Accumulated other comprehensive income:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	Three Months Ended December 31,
	2021	2020
Derivatives designated as hedging instruments:
Interest rate swap contract	$5,471	$(6,449)
We expect approximately $12,305 to be reclassified from Accumulated other comprehensive income into Interest expense, net during the next twelve months related to our interest rate swap based on projected rates of the LIBOR forward curve as of December 31, 2021. This amount includes the amortization of the loss associated with the terminated swap arrangement.

INDEX
13. COMMITMENTS AND CONTINGENCIES
In connection with the acquisition of KMG, through our subsidiary KMG-Bernuth, Inc. (“KMG-Bernuth”), as of November 15, 2018, we assumed a contingency related to the Star Lake Canal Superfund Site near Beaumont, Texas (“Star Lake”). In 2014, prior to the acquisition of KMG, the United States Environmental Protection Agency (“EPA”) had notified KMG-Bernuth that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, in connection with Star Lake. Although KMG-Bernuth has not conceded liability with respect to Star Lake, and has asserted to the EPA and other parties its defenses to any liability, KMG-Bernuth and seven other cooperating parties entered into an agreement with the EPA in September 2016 to complete a remedial design of the remediation actions for the site and recorded a reserve at that time. As of December 31, 2021, the remaining reserve for the anticipated remediation was $2,711.
Separately, in fiscal 2019, a fire, which involved non-hazardous waste materials and caused no injuries, occurred at a warehouse at the KMG-Bernuth wood treatment facility in Tuscaloosa, Alabama. Although we believe we have completed cleanup efforts related to the fire incident, there are potential other related costs that cannot be reasonably estimated as of this time due to the nature of federally-regulated requirements for the products produced there. In addition, we continue to work with our insurance carriers on possible recovery of losses and costs related to the fire incident. At this point we cannot reasonably estimate whether we will receive any additional insurance recoveries, or if so, the amount of such recoveries.
PURCHASE OBLIGATIONS
We have $11,030 of contractual commitments through December 2022 under an abrasive particle supply agreement and a contractual commitment of $11,486 to purchase non-water based carrier fluid.
14. INCOME TAXES
The Company recorded income tax expense of $3,217 for the three months ended December 31, 2021, compared to $7,546 for the three months ended December 31, 2020. The Company’s effective income tax rate was 10.5% for the three months ended December 31, 2021 compared to 19.3% for the three months ended December 31, 2020. The change in our effective tax rate for the three months ended December 31, 2021 compared to the prior year is primarily attributable to a higher tax benefit related to share-based compensation and a lower unfavorable impact from the non-deductible goodwill impairment charges related to wood treatment.
15. EARNINGS PER SHARE

	Three Months Ended December 31,
	2021	2020
Numerator:
Net income available to common shares	$27,428	$31,530

Denominator:
Weighted average common shares	28,451	29,123
Weighted average effect of dilutive securities	370	475
Diluted weighted average common shares	28,821	29,598

Earnings per share:
Basic	$0.96	$1.08
Diluted	$0.95	$1.07
Shares excluded from the calculation of Diluted earnings per share as their inclusion would have been anti-dilutive under the treasury stock method are as follows:

	Three Months Ended December 31,
	2021	2020
Outstanding stock options	132	15

INDEX
16. SEGMENT REPORTING
We identify our segments based on our management structure and the financial information used by our chief executive officer, who is our chief operating decision maker, to assess segment performance and allocate resources among our operating units. We have the following two reportable segments:
ELECTRONIC MATERIALS
Electronic Materials includes products and solutions for the semiconductor industry and consists of our CMP slurries, CMP pads, electronic chemicals, and materials technologies businesses.
PERFORMANCE MATERIALS
Performance Materials consists of our PIM, wood treatment, and QED businesses.
Our chief operating decision maker evaluates segment performance based upon revenue and segment adjusted EBITDA.  Segment adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period. These adjustments include acquisition and integration-related expenses, impairment charges, net restructuring charges related to the wood treatment business, costs related to the Pandemic, net of grants received, Future Forward-related expenses, and Entegris Transaction-related expenses. We exclude these items from earnings when presenting adjusted EBITDA because we believe they are not indicative of a segment’s regular, ongoing operating performance. Adjusted EBITDA is also a performance metric for our fiscal 2022 Short-Term Incentive Program (“STIP”). In addition, our chief operating decision maker does not use assets by segment to evaluate performance or allocate resources, and therefore, we do not disclose assets by segment.
The two segments operate independently and serve different markets and customers, as a result there are no sales between segments. Revenue from external customers by segment are as follows:

	Three Months Ended December 31,
	2021	2020
Electronic Materials:
CMP slurries	$146,141	$134,721
Electronic chemicals	91,139	80,006
CMP pads	24,039	22,071
Materials technologies	6,332	—
Total Electronic Materials	267,651	236,798

Performance Materials:
PIM	26,635	25,907
Wood treatment	14,958	17,323
QED	7,802	7,835
Total Performance Materials	49,395	51,065

Total	$317,046	$287,863
Capital expenditures by segment are as follows:

	Three Months Ended December 31,
	2021	2020
Electronic Materials	$7,136	$5,434
Performance Materials	1,610	1,310
Corporate	1,794	3,475
Total	$10,540	$10,219

INDEX
Adjusted EBITDA by segment is as follows:

	Three Months Ended December 31,
	2021	2020
Net income	$27,428	$31,530
Interest expense, net	9,743	9,585
Income taxes	3,217	7,546
Depreciation and amortization	32,702	31,891
EBITDA	73,090	80,552
Impairment charges	9,435	7,347
Entegris Transaction-related expenses	6,050	—
Future Forward-related expenses	2,979	—
Acquisition and integration-related expenses	307	2,369
Net costs related to restructuring of the wood treatment business	26	26
Costs related to the Pandemic, net of grants received	—	1,262
Consolidated adjusted EBITDA	$91,887	$91,556

Segment adjusted EBITDA:
Electronic Materials	$88,082	$80,756
Performance Materials	15,001	22,975
Unallocated corporate expenses	(11,196)	(12,175)
Consolidated adjusted EBITDA	$91,887	$91,556
The unallocated portions of corporate functions, including finance, legal, human resources, information technology, and corporate development, are not directly attributable to a reportable segment.

INDEX
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Report on Form 10-Q, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”). The Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking and address a variety of subjects including, for example, the proposed Entegris Transaction, including expected timing, completion and effects of the proposed transaction; expected savings from our strategic cost optimization program (“Future Forward”); future sales and operating results; growth or contraction, and trends in the industries and markets in which the Company participates, such as the semiconductor, and oil and gas industries; the acquisition of, investment in, or collaboration with other entities, and the expected benefits and synergies of such transactions; divestment or disposition, or cessation of investment in certain of the Company’s businesses; new product introductions; development of new products, technologies and markets; product performance; the financial conditions of the Company’s customers; the competitive landscape that relates to the Company’s business; the Company’s supply chain; natural disasters; various economic or political factors and international or national events, including related to global public health crises such as the COVID-19 pandemic (“Pandemic”), and the enactment of trade sanctions, tariffs, or other similar matters; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; environmental, health and safety laws and regulations, and related compliance and costs of compliance; the operation of facilities by the Company; the Company’s management; foreign exchange fluctuation; the Company’s current or future tax rate, including the effects of changes to tax laws in the jurisdictions in which the Company operates; cybersecurity threats and vulnerabilities; and, financing facilities and related debt, pay off or payment of principal and interest, and compliance with covenants and other terms, uses and investment of the Company's cash balance, including dividends and share repurchases, which may be suspended, terminated or modified at any time for any reason by the Company, based on a variety of factors. Statements that are not historical facts, including statements about CMC’s beliefs, plans and expectations, are forward-looking statements. Such statements are based on current expectations of CMC’s management and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. For information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to CMC’s filings with the SEC, including the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and this Report on Form 10-Q. Except as required by law, CMC undertakes no obligation to update forward-looking statements made by it to reflect new information, subsequent events or circumstances. The section entitled “Risk Factors” describes some, but not all, the factors that could cause these differences.
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, including the Consolidated Financial Statements and related notes thereto.
RECENT EVENTS
During the first quarter of fiscal 2022, the Company initiated the Future Forward program to enhance operational efficiencies. The Company recorded employee severance expense of $2,979 for the three months ended December 31, 2021. Additional Future Forward initiatives may be implemented during fiscal 2022 that may result in additional expense or charges.
On December 14, 2021, the Company entered into an agreement and plan of merger (“Merger Agreement”) with Entegris, Inc. (“Entegris”) and Yosemite Merger Sub, Inc., a wholly owned subsidiary of Entegris (“Merger Sub”) under which Entegris will acquire the Company in a cash and stock transaction. The Merger Agreement provides that (1) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Entegris, and (2) at the effective time of the Merger, each issued and outstanding share of CMC common stock (other than (i) shares of CMC common stock owned by the Company, Entegris or any of their respective subsidiaries immediately prior to the effective time of the Merger and (ii) shares of CMC common stock as to which dissenters’ rights have been properly perfected) will be converted into the right to receive $133 in cash and 0.4506 shares of Entegris common stock, plus cash in lieu of any fractional shares (the “Entegris Transaction”). The Entegris Transaction is subject to the satisfaction of certain customary closing conditions, including, among others, receipt of certain regulatory approvals and approval by the Company’s stockholders. The Merger Agreement contains certain termination rights for both the Company and Entegris. If the Merger Agreement is terminated under certain specified circumstances, including the termination by Entegris in the event of a change of recommendation by our board of directors or the termination by the Company to enter into an agreement in connection with a “superior proposal” (as defined in the Merger Agreement) we will be required to pay Entegris a termination fee of $187 million.
See the section titled “Risk Factors—Risks Relating to the Entegris Transaction” for more information regarding the risks associated with the Entegris Transaction.

INDEX
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on December 16, 2021.
FIRST QUARTER OF FISCAL 2022 OVERVIEW
While the Pandemic continues to cause global macroeconomic uncertainty worldwide and in the countries and locations in which we and our customers and suppliers operate, our business in our fiscal first quarter of 2022 showed continued resiliency overall. In our Electronic Materials business segment, which represents more than 80% of our revenue, we experienced growth from each of our businesses over the prior year driven by customer technology advancement and increased demand for our products. Our Performance Materials business segment experienced a decrease in revenue over the prior year due to the previously announced exit of the wood treatment business, which continues to proceed as planned and is expected to be completed by the end of the second quarter of fiscal 2022. Throughout the Pandemic, our primary focus has been and continues to be on the health and well-being of our employees and the ongoing operation of our facilities worldwide according to our business continuity plans, which we refine on an ongoing basis.
To date, we have not seen a significant impact from the Pandemic on our ability to manufacture and deliver products to our customers, but we have experienced a rise in certain raw material costs and broad constraints in the global supply chain, including in logistics, and higher freight and logistics costs. We’ve seen improvement recently in some of the industries we serve that have been negatively impacted by the Pandemic, primarily the pipeline industry. Depending on industry recovery, we expect to drive growth in our PIM business.
The extent to which the Pandemic may further impact our business, operations, results of operations and financial condition going forward is uncertain and difficult to estimate, and depends on numerous evolving and potentially unknown factors.
KEY FINANCIAL RESULTS
Our consolidated results of operations are as follows:

(Dollars in thousands)	Three Months Ended December 31,
	2021	2020
Revenue	$317,046	$287,863
Net income	$27,428	$31,530
Adjusted EBITDA	$91,887	$91,556
Adjusted EBITDA Margin	29.0%	31.8%
Our first quarter of 2022 consolidated revenue benefited from stronger demand for our Electronic Materials products, global price increases, and the addition of the materials technologies business, which represents the acquisition of ITS. Consolidated net income declined in the current year primarily due to the wood treatment impairment charge and Entegris Transaction-related expenses, partially offset by higher gross profit as a result of increased revenue. Adjusted EBITDA margin decreased primarily due to higher manufacturing, raw material, freight and logistics costs.

INDEX
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the changes in balances on the Consolidated Statement of Income:

(Dollars in thousands)	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Revenue	$317,046	$287,863	$29,183	10.1%
Cost of sales	191,210	164,959	26,251	15.9%
Gross profit	125,836	122,904	2,932	2.4%

Operating expenses:
Research, development and technical	13,328	12,428	900	7.2%
Selling, general and administrative	56,483	55,920	563	1.0%
Impairment charges	9,435	7,347	2,088	28.4%
Entegris Transaction-related expenses	6,050	—	6,050
Total operating expenses	85,296	75,695	9,601	12.7%

Operating income	40,540	47,209	(6,669)	(14.1%)

Interest expense, net	9,743	9,585	158	1.6%
Other (expense) income, net	(152)	1,452	(1,604)	(110.5%)
Income before income taxes	30,645	39,076	(8,431)	(21.6%)

Provision for income taxes	3,217	7,546	(4,329)	(57.4%)

Net income	$27,428	$31,530	$(4,102)	(13.0%)
Most of CMC’s foreign operations maintain their accounting records in their local currencies. As a result, period to period comparability of results of operations is affected by fluctuations in exchange rates. The impact on comparability is not material in any given period.
REVENUE
The increase in Revenue was driven by 13.0% growth in the Electronic Materials segment due to increased demand for our products, global price increases, and the addition of the materials technologies business, which represents the acquisition of ITS. Consolidated revenue was impacted by lower revenue from the Performance Materials segment, driven by the exit of the wood treatment business.
COST OF SALES
The increase in Cost of Sales was primarily due to increases in revenue and higher manufacturing, raw material, freight and logistics costs.
GROSS MARGIN
Our gross margin was 39.7% for the three months ended December 31, 2021, compared to 42.7% for the three months ended December 31, 2020. The decrease was primarily due to higher manufacturing, raw material, freight and logistics costs across both segments. This was partially offset by global price increases that the Company began implementing during the first quarter of fiscal 2022.
SELLING, GENERAL AND ADMINISTRATIVE
The increase in Selling, general and administrative expenses was primarily due to $2.0 million of Future Forward-related expenses, as well as a $1.7 million increase in staffing related expenses and a $0.9 million increase in IT expenses. This was partially offset by a $2.7 million decrease in professional fees and a $2.1 million decrease in acquisition and integration related expenses.
IMPAIRMENT CHARGES
The Impairment charge in the first quarter of fiscal 2022 related to the remaining goodwill balance of the wood treatment business. See Notes 7 and 8 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q for more information.

INDEX
ENTEGRIS TRANSACTION-RELATED EXPENSES
These expenses, which were incurred in the first quarter of fiscal 2022, relate to the Entegris Transaction. See Note 2 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q for more information.
PROVISION FOR INCOME TAXES
The effective income tax rate for the first quarter of fiscal 2022 was 10.5%, compared to 19.3% in the same quarter last year. The change in our effective tax rate is primarily due to a higher tax benefit related to share-based compensation driven by increased stock option exercise activity during the first quarter of fiscal 2022 and a lower unfavorable impact from the non-deductible goodwill impairment charges related to wood treatment.
SEGMENT ANALYSIS
The segment data should be read in conjunction with our unaudited Consolidated Financial Statements and related notes included in Part 1, Item 1 of this Report on Form 10-Q.

(Dollars in thousands)	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Segment Revenue:
Electronic Materials	$267,651	$236,798	$30,853	13.0%
Performance Materials	49,395	51,065	(1,670)	(3.3%)
Total Revenue	$317,046	$287,863	$29,183	10.1%

Adjusted EBITDA:
Electronic Materials	$88,082	$80,756	$7,326	9.1%
Performance Materials	15,001	22,975	(7,974)	(34.7%)
Unallocated corporate expenses	(11,196)	(12,175)	979	8.0%
Consolidated adjusted EBITDA	$91,887	$91,556	$331	0.4%

Adjusted EBITDA margin:
Electronic Materials	32.9%	34.1%	-120 bpts
Performance Materials	30.4%	45.0%	-1,460 bpts
ELECTRONIC MATERIALS
The increase in revenue was driven by growth across all segment businesses. CMP slurries increased 8.5% compared to the first fiscal quarter of 2021 driven by customer technology advancement and increased demand for the Company’s products. CMP pads increased 8.9% over the prior year due to increased demand and new position wins. Electronic chemicals increased 13.9% compared to the same quarter last year driven by increased customer demand, particularly in Europe, and new position wins.
The increase in adjusted EBITDA was primarily driven by the revenue growth across all segment businesses and global price increases, which began to be implemented during the quarter. These increases were partially offset by higher manufacturing, raw material, freight and logistics costs. The decrease in adjusted EBITDA margin was primarily driven by higher manufacturing, raw material, freight and logistics costs.
PERFORMANCE MATERIALS
The decrease in revenue was primarily driven by the exit of the wood treatment business, which is expected to be completed by the end of the second fiscal quarter of 2022. Lower revenue from the wood treatment business more than offset the 2.8% increase in PIM revenue from the continued stabilization and recovery from factors related to the Pandemic.
The decrease in adjusted EBITDA was primarily driven by the exit of the wood treatment business and higher raw material costs in the PIM business. The decrease in adjusted EBITDA margin was primarily driven by raw material cost increases in the PIM business.

INDEX
USE OF CERTAIN GAAP AND NON-GAAP FINANCIAL INFORMATION
We provide certain non-GAAP financial measures, such as adjusted EBITDA and adjusted EBITDA margin, in addition to reported GAAP results because we believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures. We exclude certain items from earnings when presenting adjusted EBITDA because we believe they will be incurred infrequently and/or are otherwise not indicative of the Company’s regular, ongoing operating performance. Accordingly, we believe that they aid in evaluating the underlying operational performance of our business, and facilitate comparisons between periods. In addition, adjusted EBITDA is used as one of the performance goals of our fiscal 2022 STIP. A similar adjusted EBITDA calculation is also used by our lenders for a key debt compliance ratio.
Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of revenue. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period. These adjustments include items related to acquisitions, such as acquisition and integration-related expenses, impairment charges, costs of restructuring and related adjustments related to the wood treatment business, costs related to the Pandemic net of grants received, Future Forward-related expenses, and Entegris Transaction-related expenses.
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
RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA

	Three Months Ended December 31,
(In thousands)	2021	2020
Net income	$27,428	$31,530
Interest expense, net	9,743	9,585
Income taxes	3,217	7,546
Depreciation and amortization	32,702	31,891
EBITDA	73,090	80,552
Impairment charges	9,435	7,347
Entegris Transaction-related expenses	6,050	—
Future Forward-related expenses	2,979	—
Acquisition and integration-related expenses	307	2,369
Net costs related to restructuring of the wood treatment business	26	26
Costs related to the Pandemic, net of grants received	—	1,262
Adjusted EBITDA	$91,887	$91,556

	Three Months Ended December 31,
(In thousands)	2021	2020
Adjusted EBITDA:
Electronic Materials	$88,082	$80,756
Performance Materials	15,001	22,975
Unallocated corporate expenses	(11,196)	(12,175)
Consolidated adjusted EBITDA	$91,887	$91,556

INDEX
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2021, we had $200.0 million of cash and cash equivalents compared with $186.0 million as of September 30, 2021. On December 31, 2021, $163.3 million of cash and cash equivalents was held in foreign subsidiaries. Our total liquidity as of December 31, 2021 was $550.0 million compared to $536.0 million as of September 30, 2021 (including $350.0 million of borrowing availability under our revolving credit facility (“Revolving Credit Facility”) in both periods, which includes our letter of credit sub-facility). The increase in liquidity reflects the cash flow provided by operations, partially offset by cash used for the payment of dividends, capital expenditures, and repurchases of our common stock.
Total debt, consisting of principal outstanding on our Senior Secured Term Loan Facility (“Term Loan Facility”), amounted to $914.4 million ($925.7 million in aggregate principal amount less $11.3 million of debt issuance costs) as of December 31, 2021 and $916.3 million ($928.4 million in aggregate principal amount less $12.0 million of debt issuance costs) as of September 30, 2021. During the three months ended December 31, 2021 there were no borrowings under our Revolving Credit Facility and no balance was outstanding as of December 31, 2021.
The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the credit agreement as amended (“Amended Credit Agreement”), of 4.00 to 1.00 as of the last day of each fiscal quarter. As of December 31, 2021, our maximum first lien secured net leverage ratio was 1.82 to 1.00. Additionally, the Amended Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. We believe we are in compliance with these covenants as of December 31, 2021 and we expect to remain in compliance with our debt covenants in the future.
Under the Merger Agreement, we are prohibited from incurring any indebtedness or issuing or selling any debt securities or rights to acquire debt securities, subject to certain exceptions. If the Merger Agreement is terminated under certain specified circumstances as described above in this Report on Form 10-Q, we will be required to pay Entegris a termination fee of $187 million.
During the first quarter of fiscal 2022, we repurchased 79 thousand shares under our share repurchase program. To date, we have funded share repurchases under our share repurchase program from our available cash on hand. The Merger Agreement limits our ability to repurchase shares of our common stock, subject to certain exceptions.
Our Board of Directors authorized the initiation of our quarterly cash dividend program in January 2016, and since that time has increased the dividend to its current level of $0.46 per share. The terms of the Merger Agreement limit the Company’s ability to declare and pay future quarterly cash dividends, except the Company may declare and pay one quarterly dividend of $0.46 per share with a declaration date in March 2022. In addition, in the event the Entegris Transaction has not closed by December 14, 2022, the Company may declare quarterly cash dividends in an amount not to exceed $0.46 per share, in a manner consistent with the Company's past practices.
We believe that cash on hand, cash available from future operations, and available borrowing capacity under our Amended Credit Agreement will be sufficient to fund our operations, expected capital expenditures, and dividend payments for at least the next twelve months.
OPERATING ACTIVITIES
We generated $45.2 million in cash flows from operating activities in the first three months of fiscal 2022, compared to $54.0 million in the first three months of fiscal 2021. The decrease was driven by $13.6 million of changes in operating assets and liabilities, partially offset by a $4.7 million increase in Net income adjusted for non-cash reconciling items.
INVESTING ACTIVITIES
In the first three months of fiscal 2022, net cash used in investing activities was $13.2 million, compared to $11.6 million in the first three months of fiscal 2021. The was primarily driven by an increase in capital expenditures of $1.3 million.
FINANCING ACTIVITIES
In the first three months of fiscal 2022, cash flows used in financing activities were $17.0 million, compared to $25.4 million in the first three months of fiscal 2021. This was primarily driven by an increase in proceeds from the issuance of stock, related to higher stock option exercises during the first three months of fiscal 2022.
CONTRACTUAL OBLIGATIONS
There have been no material changes to the Company’s significant contractual obligations during fiscal 2022, except as discussed below.

INDEX
We have been operating under a multi-year supply agreement for the purchase of certain raw materials, which runs through December 2022. As of December 31, 2021, purchase obligations include an aggregate amount of $11.0 million of contractual commitments related to this agreement. In addition, we have a purchase commitment of $11.5 million through December 2022 for non-water based carrier fluid.
Refer to Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 for additional information regarding our contractual obligations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
We discuss our critical accounting estimates and effects of recent accounting pronouncements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. See Note 1 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q for updates.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes from the “Quantitative and Qualitative Disclosures about Market Risk” disclosed in Part II Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as of December 31, 2021.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
We also may face other governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with Star Lake Canal or other past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Other than as described herein, we are not involved in any legal proceedings that we believe could have a material impact on our consolidated financial position, results of operations or cash flows. The information set forth in Item 1A. Risk Factors, and Note 13 of “Notes to the Consolidated Financial Statements” included in Item 1 of Part I of this Report on Form 10-Q, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
RISKS RELATING TO THE ENTEGRIS TRANSACTION
BECAUSE THE EXCHANGE RATIO IS FIXED AND WILL NOT BE ADJUSTED IN THE EVENT OF ANY CHANGE IN EITHER ENTEGRIS’ OR OUR STOCK PRICE, THE VALUE OF THE SHARES OF ENTEGRIS FOLLOWING THE CLOSING IS UNCERTAIN.
Upon completion of the Entegris Transaction, each share of CMC common stock outstanding immediately before the Entegris Transaction will be converted into and become exchangeable for $133 in cash and 0.4506 shares of Entegris common stock. This exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Entegris common stock or CMC common stock. The market prices of Entegris common stock and CMC common stock have fluctuated before and after the date of the announcement of the Merger Agreement and will continue to fluctuate.
Because part of the value of the merger consideration will depend on the market price of Entegris common stock at the time the Entegris Transaction is completed, CMC stockholders will not know or be able to determine the market value of the merger consideration they would receive upon completion of the Entegris Transaction.
Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in CMC’s or Entegris’ respective businesses, operations and prospects, reductions or changes in U.S. and foreign government spending or budgetary policies, market assessments of the likelihood that the Entegris Transaction will be completed, interest rates, general market, industry and economic conditions and other factors generally affecting the respective prices of CMC’s or Entegris’ common stock, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which CMC or Entegris operate, and the timing of the Entegris Transaction and receipt of required regulatory approvals.
Many of these factors are beyond CMC’s control, and CMC is not permitted to terminate the Merger Agreement solely due to a decline in the market price of Entegris common stock.
THE ENTEGRIS TRANSACTION MAY NOT BE COMPLETED WITHIN THE EXPECTED TIMEFRAME, OR AT ALL, AND FAILURE TO COMPLETE IT COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITIONS, AND THE MARKET PRICE OF OUR COMMON STOCK
There can be no assurance that the Entegris Transaction will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Entegris Transaction, including (i) the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of our common stock; (ii) the receipt of all consents, approvals or authorizations of, declarations or filings under other applicable competition laws and foreign investment laws; (iii) the absence of certain legal impediments preventing the completion of the Merger; ( iv) the authorization for listing of Entegris common stock to be issued in connection with the merger on the NASDAQ and (v) the accuracy of the representations and warranties of the parties and the compliance by the parties with their respective covenants in the Merger Agreement.

INDEX
There can be no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or that the Entegris Transaction will be completed in a timely manner or at all. Many of the conditions to completion of the Entegris Transaction are not within either our or Entegris’ control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Entegris Transaction or otherwise have an adverse effect on us.
If the Entegris Transaction is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Entegris Transaction will be completed. In addition, some costs related to the Entegris Transaction must be paid whether or not the Entegris Transaction is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Entegris Transaction, for which we will have received little or no benefit if completion of the Entegris Transaction does not occur. We may also experience negative reactions from our investors, employees, customers, suppliers, vendors, strategic partners or others that deal with us. In addition, if the Merger Agreement is terminated under certain specified circumstances, including the termination by Entegris in the event of a change of recommendation by our board of directors or the termination by the Company to enter into an agreement in connection with a “superior proposal” (as defined in the Merger Agreement), we will be required to pay Entegris a termination fee of $187 million.
THE ANNOUNCEMENT AND PENDENCY OF THE ENTEGRIS TRANSACTION COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND THE MARKET PRICE OF OUR COMMON STOCK
The announcement and pendency of the Entegris Transaction could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, results of operations, financial condition and the market price of our common stock. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Entegris Transaction: (i) the effect of restrictions placed on us and our subsidiaries’ ability to operate our businesses under the Merger Agreement, including our ability to pursue alternatives to the proposed transaction as further described below; (ii) the risk of disruption resulting from the proposed transaction, including the diversion of our management’s attention from ongoing business operations; (iii) the effect of the announcement of the proposed transaction on our ability to retain and hire employees; (iv) the effect of the announcement of the proposed transaction on our business relationships, operating results and businesses generally; (v) the occurrence of any event giving rise to the right of a party to terminate the Merger Agreement; and (vi) the effect of any legal proceedings that may be instituted against us related to the Entegris Transaction as further described below.
THE MERGER AGREEMENT CONTAINS PROVISIONS THAT COULD DISCOURAGE OR DETER A POTENTIAL COMPETING ACQUIRER THAT MIGHT BE WILLING TO PAY MORE TO EFFECT A BUSINESS COMBINATION WITH US
Unless and until the Merger Agreement is terminated in accordance with its terms, subject to certain specified exceptions, we are not permitted to solicit, seek, initiate or knowingly facilitate or knowingly encourage any inquiries regarding, or the making of, or any submission or announcement of a proposal or offer that constitutes, or would reasonably be expected to lead to, any acquisition proposal or engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any other person any non-public information in connection with or for the purpose of encouraging or facilitating, any acquisition proposal or any inquiry or proposal that could reasonably be expected to lead to an acquisition proposal.
These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee which are payable in specified circumstances, including the termination by Entegris in the event of a change of recommendation by our board of directors or the termination by the Company to enter into an agreement in connection with a “superior proposal” (as defined in the Merger Agreement).
CMC WILL INCUR SIGNIFICANT TRANSACTION-RELATED AND INTEGRATION COSTS IN CONNECTION WITH THE ENTEGRIS TRANSACTION
We have incurred and expect to incur a number of non-recurring costs associated with combining our operations with that of Entegris, as well as transaction fees and other costs related to the Entegris Transaction. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including retention and severance payments that may be made to certain CMC employees, filing fees, printing

INDEX
expenses and other related charges. Some of these costs are payable by us regardless of whether the Entegris Transaction is completed.
The combined company will also incur integration costs in connection with the merger. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, strategic benefits, additional income as well as the realization of other efficiencies related to the integration of the businesses may offset incremental transaction-related and integration costs over time, any net benefit may not be achieved in the near term or at all. Many of these costs will be borne by us even if the merger is not completed. While we have assumed that certain expenses would be incurred in connection with the Entegris Transaction and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.
LITIGATION RELATING TO THE ENTEGRIS TRANSACTION HAS BEEN FILED AGAINST US AND OUR BOARD OF DIRECTORS, AND ADDITIONAL LITIGATION MAY BE FILED AGAINST US AND OUR BOARD OF DIRECTORS IN THE FUTURE, WHICH COULD PREVENT OR DELAY THE COMPLETION OF THE ENTEGRIS TRANSACTION OR RESULT IN THE PAYMENT OF DAMAGES
Litigation relating to the Entegris Transaction has been filed against us and our board of directors, and it is possible that additional litigation by our stockholders may be filed against us and our board of directors in the future. Among other remedies, these claimants could seek damages and/or to enjoin the Entegris Transaction or the other transactions contemplated by the Merger Agreement. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Entegris Transaction and result in substantial costs. Any such actions may create uncertainty relating to the Entegris Transaction and may be costly and distracting to our management.
RISKS RELATING TO OUR BUSINESS, STRATEGY AND OPERATIONS
OUR BUSINESS AND RESULTS OF OPERATIONS MAY CONTINUE TO BE ADVERSELY AFFECTED BY THE ONGOING CORONAVIRUS (COVID-19) PANDEMIC AND RELATED ADVERSE IMPACT TO WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS
The global impact of the Pandemic created significant volatility, uncertainty and economic disruption across the world and in the countries and locations in which we and our customers and suppliers operate, which continues in varying degrees and locations, especially in places experiencing low vaccination rates and/or the spread of variants of the COVID-19 virus. Overall, our Electronic Materials segment has remained generally stable throughout the Pandemic, and strengthened through fiscal 2020 and 2021 and into our first quarter of fiscal 2022, with increased demand conditions from the prior year in each of our Electronic Materials businesses, despite the ongoing nature of the Pandemic. With respect to our Performance Materials segment, the Pandemic has had a significant adverse impact on our Performance Materials’ PIM business, which first appeared during the second half of our fiscal 2020 and has continued through fiscal 2022, as the demand for drag reducing agents (“DRAs”) declined significantly due to the ongoing dislocation in the energy sector caused by the Pandemic. Although this business showed improvement in demand conditions in our first quarter of fiscal 2022 year over year and sequentially, recovery has been lower than anticipated, and certain factors related to it continue to adversely affect the PIM reporting unit. The extent to which the ongoing Pandemic may further impact our business, operations, results of operations and financial condition is uncertain and difficult to estimate, and depends on numerous evolving factors that we may not be able to accurately predict, which may include: An additional decrease in short-term and long-term demand and pricing for our products and services, and an ongoing adverse global economic environment with respect to inflationary pressures and supply chain dislocations that could further reduce demand and/or pricing for our products and services; Disruptions to our supply chain in connection with the sourcing of or pricing for materials, equipment and logistics or other services and support necessary to our business as a longer term result of the Pandemic and efforts to contain the spread of the Pandemic; Adverse impacts on our business and those of our customers resulting from renewed actions taken by governments, businesses, or the general public in an effort to limit exposure to and spread of such infectious diseases, such as renewed travel restrictions, quarantines, and business shutdowns or slowdowns; Negative impacts to our operations, including reductions in production levels, research and development (“R&D”) activities, and qualification activities with our customers, and increased costs resulting from our efforts to mitigate the impact of the Pandemic through additional or continued social-distancing measures we have enacted at our locations around the world in an effort to protect our employees’ health and well-being (including working from home, reducing the number of employees or others in our sites at any one time and how such individuals perform work while at our sites, redesigning or adjusting our manufacturing, R&D and office facilities, and suspending or limiting employee travel); and, deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in losses on our accounts receivables due to credit defaults or our customers’ inability to pay. Although the rollout of vaccination programs in the U.S., Europe, parts of Asia and other places in which we operate is encouraging with respect to the containment and abatement of the Pandemic, limited availability of vaccines in certain places and/or low vaccination rates, contributes to ongoing uncertainty with respect to the

INDEX
Pandemic’s impact on our business and operations, and the resumption of what was previously considered normal business operations after such interruption also remains uncertain, and may be further delayed or constrained by lingering effects of the Pandemic on our Company and our customers, suppliers, and third-party service providers. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. A further sustained or prolonged outbreak or return of the Pandemic in the places in which we do business, such as that seen in the spread of variants of the COVID-19 virus through our first quarter of fiscal 2022, could exacerbate the adverse impact of such measures on our Company.
DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC, INDUSTRY AND OTHER CONDITIONS
Our business is affected by economic and industry conditions, such as those still being adversely affected by the Pandemic, and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor industry demand. With respect to our Electronic Materials segment, historically, semiconductor industry demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, prior to the Pandemic, the relatively soft demand conditions in the semiconductor industry that had commenced in our second fiscal quarter of 2019 and continued into our first fiscal quarter of 2020 had begun to ameliorate in the beginning of the second fiscal quarter of 2020. While our Electronic Materials segment experienced relatively stable conditions during the second half of fiscal 2020 and strengthened through fiscal 2021 and our first quarter of fiscal 2022, uncertainty remains as to our fiscal 2022 demand conditions for the semiconductor industry given the ongoing nature of the Pandemic and related macroeconomic challenges, including inflationary pressures, supply chain and logistics challenges, as well as related including supply constraints at some of our customers serving certain areas, such as the automotive and industrial sectors. Furthermore, competitive dynamics within the semiconductor industry may impact our business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends, especially during unusual adverse circumstances, such as the Pandemic and related macroeconomic factors. If the global economy or the semiconductor industry does not continue to improve or weakens again, whether in general or as a result of the Pandemic or other specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, geopolitical conditions and international trade tensions, civil unrest, geopolitical factors, or additional global health crises, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices such as logic versus memory integrated circuit (“IC”) devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers’ device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.
As to our Performance Materials segment our PIM business may continue to be impacted by changes in the oil and gas industries, such as we saw since the second half of our fiscal 2020 and through our fiscal 2021 and into fiscal 2022 resulting from ongoing significant dislocation in these industries caused by the Pandemic and supply chain related challenges. Expectations about future prices and price volatility in the sector, which affect our customers’ activity levels, are important in determining future spending levels for customers of our PIM products and services. The ongoing volatility in worldwide oil and natural gas prices and markets are an example of historical volatility in this sector, and such volatility is likely to continue in the future. As is currently the case, prices for oil and natural gas are subject to wide fluctuations in response to relatively minor or major changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, decreases or increases in supplies from U.S. shale production or other oil production, geopolitical conditions, including civil unrest and international trade tensions, sovereign debt crises, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to economic growth or contraction such as seen related to the Pandemic, and related factors in countries such as China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the Organization of the Petroleum Exporting Countries and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions, such as those currently seen arising from the Pandemic.
Further, adverse global economic, industry and other conditions such as those arising from the Pandemic could have other negative effects on our Company. For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production processes could be harmed if our suppliers significantly raise their prices, or cannot fulfill their obligations, to us. As a result of these or other conditions, and as experienced in the second quarter of our fiscal year 2021 with the impairment charge we took in our PIM business unit, further described in Note 9 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended

INDEX
September 30, 2021, we also might have to further reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.
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
We depend on our supply chain to enable us to meet the demands of our customers. Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers. Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our products, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, logistics challenges, global public health crises such as the ongoing Pandemic, geopolitical, trade or labor-related issues, civil unrest, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers. In particular, natural disasters and severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our operations by disrupting services provided by service companies or suppliers with whom we have a business relationship. Additionally, some of our full-time employees are represented by labor unions, works councils or comparable organizations, particularly in Europe. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. As our current agreements with labor unions and works councils expire, we cannot provide assurance that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations. As experienced in the second half of

INDEX
our fiscal 2021 and ongoing, our supply chain may also be negatively impacted by unanticipated price increases due to factors such as inflation or to supply restrictions beyond the control of our Company or our raw materials suppliers, such as those related to or arising from the Pandemic.
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
OUR BUSINESS COULD BE ADVERSELY IMPACTED IF WE ARE NOT SUCCESSFUL IN ACHIEVING TARGETED SAVINGS AND EFFICIENCIES FROM COST REDUCTION INITIATIVES
To mitigate cost challenges and improve our business and financial performance, we have initiated an enterprise-wide cost optimization program, called “Future Forward,” designed to reduce expenses and enhance operational efficiencies. The Future Forward Program may include position eliminations, location rationalization, and reductions in outside services and discretionary spending, as well as other actions to reduce costs. We may not realize anticipated cost savings or other benefits from such initiatives, whether at all or according to timetables we have established. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected, and failure to implement these initiatives in accordance with our plans could adversely affect our business.
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

INDEX
This is due in significant part to the complex relationships among China, the U.S., and other countries, especially those in the Asia Pacific region, such as Taiwan, which also is important to our Company with respect to our customers as well as our operations, which could have a material adverse impact on our business. In addition, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business, or, provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours, all of which could adversely impact our business, including our results of operations. Also, as seen in the past several years, there are risks that the U.S. government may impose additional export restrictions on technology and products that companies that operate in the semiconductor industry supply to or use in China, which could adversely impact our business and our results of operations.
In addition, we have operations and customers located in the United Kingdom, which exited the European Union (“EU”). As the transitional provisions under which the United Kingdom and the EU had agreed to operate expired at the end of December 2020, and the parties are still in the process of implementing new trade agreements, the related impacts on our business remain unclear.
INTEGRATION OF OUR PRIOR ACQUISITIONS OF OTHER ENTITIES COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS IF WE ENCOUNTER UNANTICIPATED ISSUES
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
In addition, we may be required to impair the carrying value of these acquisitions or investments to reflect other than temporary declines in their value. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of customer relationships, trade names and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected. Examples of asset impairment charges we recently incurred include the charge we took in the second quarter of fiscal 2021 related to the PIM business unit and the charge we took in each the fourth quarter of fiscal 2019, the fourth quarter of fiscal 2020, each of our quarters of fiscal 2021, and the first quarter of fiscal 2022 related to the KMG wood treatment business due to our decision in fiscal 2019 to exit this business. See Notes 7 and 8 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q for additional discussion.
Furthermore, the integration of the acquired businesses into our operations is a complex and time-consuming process and even if we successfully integrate an acquired business into our operations, there can be no assurance that we will realize the anticipated benefits of such acquisition.

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
Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive and stringent federal, state, local and foreign Environmental, Health and Safety (“EHS”) laws and regulations, including those concerning, among other things:
•the marketing, sale, use and registration of our chemical products, such as pentachlorophenol (“penta”), which is part of the wood treatment business in our Performance Materials segment;
•the treatment, storage and disposal of wastes;
•the investigation and remediation of contaminated media including but not limited to soil and groundwater;
•the discharge of effluents into waterways;
•the emission of substances into the air; and
•other matters relating to environmental protection and various health and safety matters.
The United States EPA and other federal and state agencies in the U.S., as well as comparable agencies in other countries where we have facilities or sell our products, have the authority to promulgate regulations that could have a material adverse impact on our operations. These EHS laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution and other EHS concerns resulting from our operations. Compliance with EHS laws and regulations has resulted in ongoing costs for us and could restrict our ability to modify or expand our facilities, continue production, require us to install costly emission control equipment, or incur significant other expenses, including environmental compliance costs. We continue to manage environmental compliance activities at certain sites, such as at KMG-Bernuth’s Tuscaloosa, Alabama facility as described in Note 19 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and in Note 13 of Part 1 of this Report on Form 10-Q. We have incurred, and expect to continue to incur, significant costs to comply with EHS laws or to address liabilities for contamination resulting from past or present operations. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of EHS laws and regulations, and could, among other things, impose liability on us to cleanup or to respond to potential damages to the environment or natural resources resulting from a release of pesticides, hazardous materials or other chemicals into the environment. We maintain insurance coverage for sudden and accidental environmental pollution or damages. We do not believe that insurance coverage for environmental pollution or damage that occurs over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental pollution incidents is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases; the KMG-Bernuth warehouse fire, as described in Note 13 of Part 1 of this Report on Form 10-Q, may be such an instance.
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
2. The classification of penta as a Persistent Organic Pollutant (“POP”) under the Stockholm Convention adversely affected our ability to manufacture or sell our penta products and we are in the process of exiting this business. We took a restructuring charge in our fourth fiscal quarter of 2019, and asset impairment charges in each the fourth quarter of fiscal 2019, the fourth quarter of fiscal 2020, each of our quarters of fiscal 2021, and the first quarter of fiscal 2022, related to the decisions to close our wood treatment facilities and to exit the wood treatment business, as described further in Note 8 of Part 1 of this Report on Form 10-Q and in Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. No assurance can be given that we will not incur significant expenditures in connection with exiting the wood treatment business and completing closure of its facilities.
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

INDEX
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

INDEX
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
OUR EXISTING CREDIT AGREEMENT COULD RESTRICT, AND THE MERGER AGREEMENT RESTRICTS, OUR BUSINESS ACTIVITIES
Our Amended Credit Agreement contains financial and other covenants that may restrict our business activities or our ability to execute our strategic objectives, and our failure to comply with these covenants could result in a default under it. The Merger Agreement places additional restrictions on our business activities and on our ability to raise capital and/or incur debt.
THE MARKET PRICE FOR OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY
The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: the Entegris Transaction, economic, geopolitical, global public health (i.e., the Pandemic), political and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; and/or participants in oil and gas related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements, and changes in market evaluations, by securities analysts, investors, market participants or others, of or related to, us or participants in the semiconductor and related industries; changes in business, trade or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital deployment strategy, issuances of shares of our capital stock or entering into a business combination or other strategic transaction; and trading volume of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
Refer to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources,” of this Report on Form 10-Q for more information regarding our share repurchase program.

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 - 31, 2021	—	$—	—	$39,975
November 1 - 30, 2021	32	132.55	32	35,747
December 1 - 31, 2021	47	134.13	47	29,375
Total	79	$133.50	79	$29,375
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INDEX
ITEM 6. EXHIBITS
The exhibit numbers in the following list correspond to the number assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 14, 2021, by and among Entegris, the Company and Merger Sub (incorporated by reference to Exhibit 2.1 to Form 8-K filed December 16, 2021).
10.1	Adoption Agreement, as amended January 1, 2022, of CMC Materials, Inc. Supplemental Employee Retirement Plan.*
10.2	General Release, Waiver and Covenant Not to Sue, dated as of February 1, 2022, by and among Scott D. Beamer and the Company.*
10.3	CMC Materials, Inc. 2007 Employee Stock Purchase Plan, as Amended and Restated January 1, 2022.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - The Cover Page Interactive Data File does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract, or compensatory plan or arrangement.

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMC MATERIALS, INC.
[Registrant]

Date: February 3, 2022	By:	/s/ JEANETTE A. PRESS
Jeanette A. Press Interim Chief Financial Officer and Principal Accounting Officer [Principal Financial Officer]