Form 10-Q
period 2022-03-31
CMC Materials, Inc.
filed 2022-05-05
CIK 1102934

INDEX
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
As of April 29, 2022, the Company had 28,610,976 shares of Common Stock, par value $0.001 per share, outstanding.

INDEX
CMC MATERIALS, INC.
FORM 10-Q

INDEX
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue	$324,127	$290,528	$641,173	$578,391
Cost of sales	195,904	166,782	387,114	331,741
Gross profit	128,223	123,746	254,059	246,650

Operating expenses:
Research, development and technical	12,337	12,925	25,665	25,353
Selling, general and administrative	47,111	58,538	103,594	114,458
Impairment charges	—	208,221	9,435	215,568
Entegris Transaction-related expenses	12,243	—	18,293	—
Total operating expenses	71,691	279,684	156,987	355,379

Operating income (loss)	56,532	(155,938)	97,072	(108,729)

Interest expense, net	9,537	9,495	19,280	19,080
Other (expense) income, net	(1,445)	(484)	(1,597)	968
Income (loss) before income taxes	45,550	(165,917)	76,195	(126,841)

Provision for (benefit from) income taxes	10,979	(16,109)	14,196	(8,563)

Net income (loss)	$34,571	$(149,808)	$61,999	$(118,278)

Basic earnings (loss) per share	$1.21	$(5.13)	$2.17	$(4.06)
Diluted earnings (loss) per share	$1.19	$(5.13)	$2.14	$(4.06)

Weighted average basic shares outstanding	28,609	29,210	28,526	29,164
Weighted average diluted shares outstanding	28,999	29,210	28,909	29,164
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$34,571	$(149,808)	$61,999	$(118,278)

Other comprehensive income:

Foreign currency translation adjustment	(11,112)	(13,763)	(13,741)	7,780
Income tax (expense) benefit	(305)	(52)	(268)	30
Total foreign currency translation adjustment, net of tax	(11,417)	(13,815)	(14,009)	7,810

Unrealized gain on cash flow hedges:
Change in fair value	26,508	19,361	31,979	12,912
Reclassification adjustment into earnings	3,578	3,595	7,155	6,969
Income tax expense	(6,869)	(5,140)	(8,935)	(4,451)
Total unrealized gain on cash flow hedges, net of tax	23,217	17,816	30,199	15,430

Other comprehensive income, net of tax	11,800	4,001	16,190	23,240

Comprehensive income (loss)	$46,371	$(145,807)	$78,189	$(95,038)
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amount)

	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$237,685	$185,979
Accounts receivable, less allowance for credit losses of $460 at March 31, 2022 and $527 at September 30, 2021	169,345	150,099
Inventories	184,730	173,464
Prepaid expenses and other current assets	35,460	25,439
Total current assets	627,220	534,981

Property, plant and equipment, net	346,344	354,771
Goodwill	564,279	576,902
Other intangible assets, net	584,657	625,434
Deferred income taxes	6,256	6,813
Other long-term assets	71,850	51,984
Total assets	$2,200,606	$2,150,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,540	$52,748
Current portion of long-term debt	10,650	13,313
Accrued expenses and other current liabilities	132,738	139,797
Total current liabilities	198,928	205,858

Long-term debt, net of current portion	899,153	903,031
Deferred income taxes	74,016	74,930
Other long-term liabilities	84,428	88,129
Total liabilities	1,256,525	1,271,948

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common Stock Authorized: 200,000 shares, $0.001 par value; Issued: 40,512 shares at March 31, 2022, and 40,221 shares at September 30, 2021	41	40
Capital in excess of par value of common stock	1,080,599	1,052,869
Retained earnings	467,515	431,968
Accumulated other comprehensive income	20,981	4,791
Treasury stock at cost, 11,900 shares at March 31, 2022, and 11,795 shares at September 30, 2021	(625,055)	(610,731)
Total stockholders’ equity	944,081	878,937

Total liabilities and stockholders’ equity	$2,200,606	$2,150,885
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and amounts in thousands)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$61,999	$(118,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,464	64,180
Share-based compensation expense	10,897	11,170
Deferred income tax benefit	(9,546)	(32,771)
Impairment charges	9,435	215,568
Amortization of terminated interest rate swap contract	5,572	3,715
Amortization of debt issuance costs	1,699	1,549
Accretion on Asset Retirement Obligations	300	293
Non-cash foreign exchange loss (gain)	284	(1,392)
Loss on disposal of assets	21	560
Other	(608)	(1,933)
Changes in operating assets and liabilities:
Accounts receivable	(21,454)	(12,352)
Inventories	(12,752)	(1,423)
Prepaid expenses and other assets	(1,645)	(16,137)
Accounts payable	6,097	5,261
Accrued expenses and other liabilities	(5,556)	5,498
Net cash provided by operating activities	110,207	123,508

Cash flows from investing activities:
Additions to property, plant and equipment	(23,310)	(21,119)
Proceeds from the sale of assets	10	363
Net cash used in investing activities	(23,300)	(20,756)

Cash flows from financing activities:
Dividends paid	(26,524)	(26,115)
Proceeds from issuance of stock	16,834	10,279
Repurchases of common stock under Share Repurchase Program	(10,600)	(10,002)
Repayment of long-term debt	(7,987)	(5,325)
Repurchases of common stock withheld for taxes	(3,724)	(5,436)
Other financing activities	(264)	(72)
Net cash used in financing activities	(32,265)	(36,671)

Effect of exchange rate changes on cash	(2,936)	1,401
Increase in cash and cash equivalents	51,706	67,482
Cash and cash equivalents at beginning of period	185,979	257,354
Cash and cash equivalents at end of period	$237,685	$324,836

Supplemental Cash Flow Information:
Purchases of property, plant and equipment in accrued liabilities and accounts payable at the end of the period	$2,177	$4,180
Cash paid during the period for lease liabilities	3,730	4,079
Right of use asset obtained in exchange for lease liabilities	294	2,761
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except per share amount)

	Three Months Ended March 31,				Six Months Ended March 31,
	2022		2021		2022		2021
	Shares	$	Shares	$	Shares	$	Shares	$
Common Stock:
Beginning balance	40,466	$40	40,092	$40	40,221	$40	39,914	$40
Issuance of common stock under stock plans	46	1	95	—	291	1	273	—
Ending balance	40,512	41	40,187	40	40,512	41	40,187	40

Capital in Excess of Par:
Beginning balance		1,072,076		1,030,677		1,052,869		1,019,803
Share-based compensation expense		4,894		5,319		10,897		11,170
Exercise of stock options		3,629		5,256		13,122		6,693
Issuance of common stock under Employee Stock Purchase Plan		—		—		3,711		3,371
Issuance of restricted stock under Deposit Share Program		—		—		—		215
Ending balance		1,080,599		1,041,252		1,080,599		1,041,252

Retained Earnings:
Beginning balance		446,193		572,441		431,968		553,718
Net income (loss)		34,571		(149,808)		61,999		(118,278)
Dividends		(13,249)		(13,650)		(26,452)		(26,457)
Ending balance		467,515		408,983		467,515		408,983

Accumulated Other Comprehensive Income (Loss):
Beginning balance		9,181		5,135		4,791		(14,104)
Foreign currency translation adjustment		(11,417)		(13,815)		(14,009)		7,810
Cash flow hedges		23,217		17,816		30,199		15,430
Ending balance		20,981		9,136		20,981		9,136

Treasury Stock:
Beginning balance	11,898	(624,670)	10,931	(499,565)	11,795	(610,731)	10,834	(485,144)
Repurchases of common stock under Share Repurchase Program	—	—	5	(801)	79	(10,600)	67	(10,002)
Repurchases of common stock - other	2	(385)	2	(216)	26	(3,724)	37	(5,436)
Ending balance	11,900	(625,055)	10,938	(500,582)	11,900	(625,055)	10,938	(500,582)

Total Equity		$944,081		$958,829		$944,081		$958,829

Dividends per share of common stock		$0.46		$0.46		$0.92		$0.90
The accompanying notes are an integral part of these Consolidated Financial Statements.

INDEX
CMC MATERIALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited and in thousands, except per share amounts)
1. BACKGROUND AND BASIS OF PRESENTATION
CMC Materials, Inc. (“CMC”, “the Company”, “us”, “we”, or “our”) is a leading global supplier of consumable materials, primarily to semiconductor manufacturers. The Company's products play a critical role in the production of advanced semiconductor devices, helping to enable the manufacture of smaller, faster and more complex devices by its customers. On April 1, 2021 (“Acquisition Date”), the Company completed the acquisition of 100% of International Test Solutions, LLC (“ITS”) (“Acquisition”), which has expanded the Company’s portfolio of critical enabling solutions in the semiconductor manufacturing process. The Consolidated Financial Statements included in this Report on Form 10-Q include the financial results of ITS from the Acquisition Date. The Acquisition would not have materially affected the Company’s results of operations or financial position for the prior periods presented.
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
In the Consolidated Statements of Income (Loss) of this Report on Form 10-Q, the presentation for Interest income has been changed for the three and six months ended March 31, 2021 to conform to the current presentation. The amounts for the three and six months ended March 31, 2021 related to Interest income are now presented under “Interest expense, net.”
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

INDEX
2. MERGER AGREEMENT
On December 14, 2021, the Company entered into an agreement and plan of merger (“Merger Agreement”) with Entegris, Inc. (“Entegris”) and Yosemite Merger Sub, Inc., a wholly owned subsidiary of Entegris (“Merger Sub”) under which Entegris will acquire the Company in a cash and stock transaction. The Merger Agreement provides that (1) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Entegris, and (2) at the effective time of the Merger, each issued and outstanding share of CMC common stock (other than (i) shares of CMC common stock owned by the Company, Entegris or any of their respective subsidiaries immediately prior to the effective time of the Merger and (ii) shares of CMC common stock as to which dissenters’ rights have been properly perfected) will be converted into the right to receive $133 in cash and 0.4506 shares of Entegris common stock, plus cash in lieu of any fractional shares (the “Entegris Transaction”). The Merger Agreement was approved by our stockholders at a special meeting held on March 3, 2022.
The Entegris Transaction, which is currently expected to close in the second half of calendar 2022, is subject to the satisfaction of certain customary closing conditions, including, among others, receipt of certain regulatory approvals. The Merger Agreement contains certain termination rights for both CMC and Entegris.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company disaggregates revenue by product area and segment as it best depicts the nature and amount of the Company’s revenue. See Note 16 of this Report on Form 10-Q for more information.
The following table provides information about contract liability balances:

	Consolidated Balance Sheet Location	March 31, 2022	September 30, 2021
Contract liabilities (current)	Accrued expenses and other current liabilities	$10,254	$8,883
Contract liabilities (noncurrent)	Other long-term liabilities	3,981	1,788
4. SEVERANCE AND EXIT COSTS
During the first quarter of fiscal 2022, the Company initiated a strategic cost optimization program (“Future Forward”) designed to implement structural changes to enhance operational efficiencies. Future Forward includes targeted position eliminations and other actions to reduce expenses.
As a result of the Future Forward program, the Company recorded the following expenses, which were not allocated to either of the Company’s two reportable segments:

Consolidated Statement of Income (Loss) Location	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Employee severance expenses:
Cost of sales	$2	$971
Selling, general and administrative	43	2,053
Total	$45	$3,024
As of March 31, 2022, liabilities related to Future Forward were classified as current and presented within Accrued expenses and other current liabilities within the Consolidated Balance Sheets. Liability activity for Future Forward for the six months ended March 31, 2022 is as follows:

Balance at September 30, 2021	$—
Charge to earnings	3,024
Cash paid	(2,516)
Balance at March 31, 2022	$508
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

	Level 1		Level 2		Level 3		Total Fair Value
	March 31, 2022	September 30, 2021	March 31, 2022	September 30, 2021	March 31, 2022	September 30, 2021	March 31, 2022	September 30, 2021
Assets:
Cash and cash equivalents	$237,685	$185,979	$—	$—	$—	$—	$237,685	$185,979
Other long-term investments	1,541	1,439	—	—	—	—	1,541	1,439
Derivative financial instruments	—	—	43,027	12,335	—	—	43,027	12,335
Total assets	$239,226	$187,418	$43,027	$12,335	$—	$—	$282,253	$199,753

Liabilities:
Derivative financial instruments	—	—	489	3,383	—	—	489	3,383
Total liabilities	$—	$—	$489	$3,383	$—	$—	$489	$3,383
6. INVENTORIES
Inventories consisted of the following:

	March 31, 2022	September 30, 2021
Raw materials	$72,092	$67,969
Work in process	18,705	17,358
Finished goods	93,933	88,137
Total	$184,730	$173,464

INDEX
7. GOODWILL
Goodwill activity for each of the Company’s reportable segments for the six months ended March 31, 2022 is as follows:

	Electronic Materials	Performance Materials	Total
Balance at September 30, 2021, net of accumulated impairment of $227,126	$444,233	$132,669	$576,902
Foreign currency translation impact	(3,393)	205	(3,188)
Impairment (See Note 8)	—	(9,435)	(9,435)
Balance at March 31, 2022, net of accumulated impairment of $236,561	$440,840	$123,439	$564,279
The Company recorded non-cash, pre-tax goodwill impairment charges of $9,435 for the six months ended March 31, 2022 and $6,671 and $10,752 for the three and six months ended March 31, 2021, respectively, due to the previously announced planned closure of the wood treatment business, which the Company completed during the second quarter of fiscal 2022, included in the Performance Materials segment. See Note 8 of this Report on Form 10-Q for a discussion of the wood treatment impairments.
During the second quarter of fiscal 2021, the Company recorded a non-cash, pre-tax goodwill impairment charge of $201,550 related to the PIM reporting unit, included in the Performance Materials segment, due to adverse impacts of the COVID-19 Pandemic (“Pandemic”) and higher raw material cost. The goodwill impairment charge and related tax benefit of $23,539 are presented within Impairment charges and the Provision for (benefit from) income taxes, respectively, in the Consolidated Statements of Income (Loss) for the three and six months ended March 31, 2021.
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
8. WOOD TREATMENT
As a result of our previously announced planned closure of the Company's wood treatment business, the Matamoros, Mexico and the Tuscaloosa, Alabama facilities ceased production during the first and second quarters of fiscal 2022, respectively, and the remaining inventory was sold to customers during the second quarter of fiscal 2022. The exit of the wood treatment business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements.
During the first quarter of fiscal 2022, the Company recorded a non-cash, pre-tax goodwill impairment charge of $9,435, resulting in no remaining carrying value of goodwill or long-lived assets for the wood treatment business. The Company recorded long-lived asset and goodwill impairment charges of $6,671 and $14,018 for the three and six months ended March 31, 2021, respectively.
The impairment charges, included in the Performance Materials segment, are presented within Impairment charges in the Consolidated Statements of Income (Loss) for the six months ended March 31, 2022 and the three and six months ended March 31, 2021. The goodwill impairment charge is not tax deductible, therefore there is no related tax benefit for the six months ended March 31, 2022 or the three and six months ended March 31, 2021.
9. OTHER LONG-TERM ASSETS

	March 31, 2022	September 30, 2021
Interest rate swap (See Note 12)	$36,902	$12,335
Right of use assets	25,738	29,302
Prepaid unamortized debt issuance cost - revolver	2,151	2,201
SERP investments	1,541	1,439
Vendor contract assets	732	1,329
Other long-term assets	4,786	5,378
Total	$71,850	$51,984

INDEX
10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2022	September 30, 2021
Accrued compensation	$34,501	$47,360
Income taxes payable	15,585	16,836
Dividends payable	13,755	13,827
Asset retirement obligation (current)	12,163	11,933
Entegris Transaction-related liabilities	11,593	—
Contract liabilities (current)	10,254	8,883
Taxes, other than income taxes	7,577	6,620
Current portion of operating lease liability	7,328	7,646
Current portion of terminated swap liability (See Note 12)	5,855	5,855
Goods and services received, not yet invoiced	4,859	3,866
Accrued interest	197	1,846
Interest rate swap liability (See Note 12)	—	2,995
Other	9,071	12,130
Total	$132,738	$139,797
11. DEBT

	March 31, 2022	September 30, 2021
Senior Secured Term Loan Facility, one-month LIBOR plus 2.00%	$920,388	$928,375
Less: Unamortized debt issuance costs	(10,585)	(12,031)
Total debt	909,803	916,344
Less: Current maturities and short-term debt	(10,650)	(13,313)
Total long-term debt excluding current maturities	$899,153	$903,031
The Company’s credit agreement as amended (“Amended Credit Agreement”) includes a Senior Secured Term Loan Facility (“Term Loan Facility”) and a revolving credit facility (“Revolving Credit Facility”). As of March 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility and our available credit was $350,000, which includes our letter of credit sub-facility.
At March 31, 2022 and September 30, 2021, the fair value of the Term Loan Facility, using level 2 inputs, approximated its carrying value as the loan bears a floating market rate of interest.
As of March 31, 2022, scheduled principal repayments of the Term Loan Facility were:

Fiscal Year	Principal Repayments
Remainder of 2022	$5,326
2023	10,650
2024	10,650
2025	10,650
2026	883,112
Total	$920,388
12. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to various market risks, including risks associated with interest rates and foreign currency exchange rates.  We enter into certain derivative transactions to mitigate the volatility associated with these exposures.

INDEX
CASH FLOW HEDGES - INTEREST RATE SWAP CONTRACT
During the first quarter of fiscal 2021, the Company entered into a new interest rate swap agreement to extend the duration of its existing swap arrangement and to take advantage of lower interest rates. At that time, the then existing interest rate swap, which was in a loss position of $35.3 million, was terminated, and the hedging relationship was de-designated. The liability for the terminated interest rate swap is not measured at fair value. The current and long-term portion of the liability for the terminated swap are recorded in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, on the Consolidated Balance Sheet and will be paid over the remaining term of the new swap. The loss amount for the terminated swap is included in Accumulated other comprehensive income and will be amortized on a straight-lined basis into interest expense through January 31, 2024, the remaining term of the original swap.
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
The notional amounts of our derivative instruments are as follows:

	March 31, 2022	September 30, 2021
Derivatives designated as hedging instruments:
Interest rate swap contract - new agreement	$552,015	$555,210

Derivatives not designated as hedging instruments:
Foreign exchange contracts to purchase U.S. dollars	$4,250	$4,225
Foreign exchange contracts to sell U.S. dollars	29,290	23,235
The fair values of our derivative instruments included in the Consolidated Balance Sheets are as follows:

		Derivative Assets		Derivative Liabilities
	Consolidated Balance Sheet Location	March 31, 2022	September 30, 2021	March 31, 2022	September 30, 2021
Derivatives designated as hedging instruments:
Interest rate swap contract	Prepaid expenses and other current assets	$6,001	$—	$—	$—
	Other long-term assets	36,902	12,335	—	—
	Accrued expenses and other current liabilities	—	—	—	2,995

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$124	$—	$—	$—
	Accrued expenses and other current liabilities	—	—	489	388

INDEX
The following table summarizes the effects of our derivative instruments on our Consolidated Statements of Income (Loss):

		Loss Recognized in Statement of Income (Loss)
	Consolidated Statement of Income (Loss) Location	Three Months Ended March 31,		Six Months Ended March 31,
		2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate swap contract	Interest expense, net	$(792)	$(809)	$(1,583)	$(3,254)
Terminated interest rate swap contract	Interest expense, net	(2,786)	(2,786)	(5,572)	(3,715)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (expense) income, net	$(673)	$(759)	$(1,385)	$(637)
The following table summarizes the effects of our derivative instruments on Accumulated other comprehensive income:

	Gain Recognized in Other Comprehensive Income
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate swap contract	$26,508	$19,361	$31,979	$12,912
We expect approximately $5,143 to be reclassified from Accumulated other comprehensive income into Interest expense, net during the next twelve months related to our interest rate swap based on projected rates of the LIBOR forward curve as of March 31, 2022. This amount includes the amortization of the loss associated with the terminated swap contract.
13. COMMITMENTS AND CONTINGENCIES
In connection with the acquisition of KMG, through our subsidiary KMG-Bernuth, Inc. (“KMG-Bernuth”), as of November 15, 2018, we assumed a contingency related to the Star Lake Canal Superfund Site near Beaumont, Texas (“Star Lake”). In 2014, prior to the acquisition of KMG, the United States Environmental Protection Agency (“EPA”) had notified KMG-Bernuth that the EPA considered it to be a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, in connection with Star Lake. Although KMG-Bernuth has not conceded liability with respect to Star Lake, and has asserted to the EPA and other parties its defenses to any liability, KMG-Bernuth and seven other cooperating parties entered into an agreement with the EPA in September 2016 to complete a remedial design of the remediation actions for the site and recorded a reserve at that time. During the fourth quarter of fiscal 2021, an additional reserve for the anticipated remedial action phase, which will be performed under a separate future agreement, was established for $2,508. As of March 31, 2022, the reserve related to Star Lake was $2,711.
Separately, in fiscal 2019, a fire, which involved non-hazardous waste materials and caused no injuries, occurred at a warehouse at the KMG-Bernuth wood treatment facility in Tuscaloosa, Alabama. Although we believe we have completed cleanup efforts related to the fire incident, there are potential other related costs that cannot be reasonably estimated as of this time due to the nature of federally-regulated requirements for the products produced there. During the second quarter of fiscal 2022, the Company received a settlement of $3,500 related to the fire incident, and we continue to work with our insurance carriers on possible recovery of losses and costs related to it. At this point we cannot reasonably estimate whether we will receive any additional insurance recoveries, or if so, the amount of such recoveries.
PURCHASE OBLIGATIONS
We have $6,818 of contractual commitments through December 2022 under an abrasive particle supply agreement and a contractual commitment of $4,478 to purchase non-water based carrier fluid.

INDEX
14. INCOME TAXES
The Company recorded income tax expense of $10,979 and $14,196 for the three and six months ended March 31, 2022, respectively, compared to income tax benefits of $16,109 and $8,563 for the three and six months ended March 31, 2021, respectively. The Company’s effective income tax rate was 24.1% and 18.6% for the three and six months ended March 31, 2022, respectively, compared to 9.7% and 6.8% for the three and six months ended March 31, 2021, respectively. The changes in our effective tax rate for the three and six months ended March 31, 2022 compared to the prior year were primarily attributable to a lower unfavorable impact from the goodwill impairment charges related to PIM and wood treatment and a higher tax benefit related to share-based compensation.
15. EARNINGS (LOSS) PER SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to common shares	$34,571	$(149,808)	$61,999	$(118,278)

Denominator:
Weighted average common shares	28,609	29,210	28,526	29,164
Weighted average effect of dilutive securities	390	—	383	—
Diluted weighted average common shares	28,999	29,210	28,909	29,164

Earnings (loss) per share:
Basic	$1.21	$(5.13)	$2.17	$(4.06)
Diluted	$1.19	$(5.13)	$2.14	$(4.06)
For the three and six months ended March 31, 2021, no dilutive shares were calculated, as dilutive potential common shares in a net loss situation would be anti-dilutive.
Shares excluded from the calculation of Diluted earnings per share as their inclusion would have been anti-dilutive under the treasury stock method are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Outstanding stock options	4	—	27	—
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

INDEX
Our chief operating decision maker evaluates segment performance based upon revenue and segment adjusted EBITDA.  Segment adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period. These adjustments include impairment charges, Entegris Transaction-related expenses, Future Forward-related expenses, acquisition and integration-related expenses, net costs related to restructuring of the wood treatment business, costs related to the Pandemic, net of grants received, and costs related to the KMG-Bernuth warehouse fire, net of recoveries. We exclude these items from earnings when presenting adjusted EBITDA because we believe they are not indicative of a segment’s regular, ongoing operating performance. Adjusted EBITDA is also a performance metric for our fiscal 2022 Short-Term Incentive Program (“STIP”). Our chief operating decision maker does not use assets by segment to evaluate performance or allocate resources, and therefore, we do not disclose assets by segment.
The two segments operate independently and serve different markets and customers, as a result there are no sales between segments. Revenue from external customers by segment are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Electronic Materials:
CMP slurries	$146,540	$140,194	$292,681	$274,915
Electronic chemicals	95,111	80,098	186,250	160,104
CMP pads	26,815	22,255	50,854	44,326
Materials technologies	6,045	—	12,377	—
Total Electronic Materials	274,511	242,547	542,162	479,345

Performance Materials:
PIM	30,394	25,987	57,029	51,894
Wood treatment	10,907	15,546	25,865	32,869
QED	8,315	6,448	16,117	14,283
Total Performance Materials	49,616	47,981	99,011	99,046

Total	$324,127	$290,528	$641,173	$578,391
Capital expenditures by segment are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Electronic Materials	$6,229	$6,258	$13,365	$11,692
Performance Materials	419	957	2,029	2,267
Corporate	3,289	2,500	5,083	5,975
Total	$9,938	$9,715	$20,478	$19,934

INDEX
Adjusted EBITDA by segment is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$34,571	$(149,808)	$61,999	$(118,278)
Interest expense, net	9,537	9,495	19,280	19,080
Provision for (benefit from) income taxes	10,979	(16,109)	14,196	(8,563)
Depreciation and amortization	32,762	32,289	65,464	64,180
EBITDA	87,849	(124,133)	160,939	(43,581)
Entegris Transaction-related expenses	12,243	—	18,293	—
Impairment charges	—	208,221	9,435	215,568
Future Forward-related expenses	45	—	3,024	—
Net costs related to restructuring of the wood treatment business	219	46	245	72
Costs related to the Pandemic, net of grants received	—	(421)	—	841
Acquisition and integration-related expenses	(540)	2,167	(233)	4,536
Costs related to KMG-Bernuth warehouse fire, net of recoveries	(3,500)	(1,076)	(3,500)	(1,076)
Consolidated adjusted EBITDA	$96,316	$84,804	$188,203	$176,360

Segment adjusted EBITDA:
Electronic Materials	$93,957	$81,315	$182,039	$162,071
Performance Materials	13,901	18,750	28,902	41,725
Unallocated corporate expenses	(11,542)	(15,261)	(22,738)	(27,436)
Consolidated adjusted EBITDA	$96,316	$84,804	$188,203	$176,360
The unallocated portions of corporate functions, including finance, legal, human resources, information technology, and corporate development, are not directly attributable to a reportable segment.

INDEX
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Report on Form 10-Q, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”). The Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Report on Form 10-Q are forward-looking and address a variety of subjects including, for example, the proposed Entegris Transaction, including expected timing, completion and effects of the proposed transaction; expected savings from our strategic cost optimization program (“Future Forward”); future sales and operating results; growth or contraction, and trends in the industries and markets in which the Company participates, such as the semiconductor, and oil and gas industries; the acquisition of, investment in, or collaboration with other entities, and the expected benefits and synergies of such transactions; divestment or disposition, or cessation of investment in certain of the Company’s businesses; new product introductions; development of new products, technologies and markets; product performance; the financial conditions of the Company’s customers; the competitive landscape that relates to the Company’s business; the Company’s supply chain; natural disasters; various economic or political factors and international or national events, including related to global public health crises such as the COVID-19 pandemic (“Pandemic”), the ongoing conflict between the Russian Federation and Ukraine and sanctions imposed in connection therewith, and the enactment of trade sanctions, tariffs, or other similar matters; the generation, protection and acquisition of intellectual property, and litigation related to such intellectual property or third party intellectual property; environmental, health and safety laws and regulations, and related compliance and costs of compliance; the operation of facilities by the Company; the Company’s management; foreign exchange fluctuation; the Company’s current or future tax rate, including the effects of changes to tax laws in the jurisdictions in which the Company operates; cybersecurity threats and vulnerabilities; and, financing facilities and related debt, pay off or payment of principal and interest, and compliance with covenants and other terms, uses and investment of the Company's cash balance. Statements that are not historical facts, including statements about CMC’s beliefs, plans and expectations, are forward-looking statements. Such statements are based on current expectations of CMC’s management and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. For information about factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to CMC’s filings with the SEC, including the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and this Report on Form 10-Q. Except as required by law, CMC undertakes no obligation to update forward-looking statements made by it to reflect new information, subsequent events or circumstances. The section entitled “Risk Factors” describes some, but not all, the factors that could cause these differences.
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, including the Consolidated Financial Statements and related notes thereto.
RECENT EVENTS
During the second quarter of fiscal 2022, the Company continued its Future Forward cost optimization program to enhance operational efficiencies. The Company recorded employee severance expense of $3.0 million for the six months ended March 31, 2022. Additional Future Forward initiatives may be implemented during fiscal 2022 that may result in additional expense or charges.
At a special meeting of the Company’s stockholders held on March 3, 2022, our stockholders approved the agreement and plan of merger (“Merger Agreement”) with Entegris, Inc. (“Entegris”) and Yosemite Merger Sub, Inc., a wholly owned subsidiary of Entegris (“Merger Sub”) under which Entegris will acquire the Company in a cash and stock transaction, which the Company had entered into on December 14, 2021. The Merger Agreement provides that (1) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Entegris, and (2) at the effective time of the Merger, each issued and outstanding share of CMC common stock (other than (i) shares of CMC common stock owned by the Company, Entegris or any of their respective subsidiaries immediately prior to the effective time of the Merger and (ii) shares of CMC common stock as to which dissenters’ rights have been properly perfected) will be converted into the right to receive $133 in cash and 0.4506 shares of Entegris common stock, plus cash in lieu of any fractional shares (the “Entegris Transaction”).
The Entegris Transaction is subject to the satisfaction of certain customary closing conditions, including, among others, receipt of certain regulatory approvals. The Merger Agreement contains certain termination rights for both the Company and Entegris.
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
SECOND QUARTER OF FISCAL 2022 OVERVIEW
While global macroeconomic uncertainty continues worldwide and in the countries and locations in which we and our customers and suppliers operate, our business in our fiscal second quarter of 2022 showed continued resiliency overall. In our Electronic Materials business segment, which represents more than 80% of our revenue, we experienced growth in each of our businesses over the prior year driven by customer technology advancement and increased demand for our products. Our Performance Materials business segment experienced an increase in revenue over the prior year, despite the decline in revenue in the wood treatment business related to the completion of final sales to customers in the second quarter of fiscal 2022 as planned due to the previously announced exit of this business. Our PIM business achieved its highest revenue quarter since the second quarter of fiscal year 2020 as the business recovers from the impacts of the Pandemic and benefits from the ramp of domestic and international demand.
To date, we have not seen a significant impact from the global macroeconomic uncertainty on our ability to manufacture and deliver products to our customers, but we have continued to experience a rise in certain raw material costs and broad constraints in the global supply chain, including in logistics, and higher freight and logistics costs.
KEY FINANCIAL RESULTS
Our consolidated results of operations are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Revenue	$324,127	$290,528
Net income (loss)	34,571	(149,808)
Adjusted EBITDA	96,316	84,804
Adjusted EBITDA Margin	29.7%	29.2%
Our second quarter of fiscal 2022 consolidated revenue benefited from 13.2% growth in the company’s Electronic Materials segment and 3.4% growth in the Performance Materials segment with stronger demand across all our Electronic Materials businesses and PIM and QED products, global price increases, and the addition of the materials technologies business, which represents the acquisition of ITS. Consolidated net income increased driven by the absence of the fiscal 2021 impairment charges recorded for the wood treatment and PIM businesses. Adjusted EBITDA margin increased primarily due to higher revenue and lower operating expenses.

INDEX
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the changes in balances on the Consolidated Statement of Income (Loss):

(Dollars in thousands)	Three Months Ended March 31,				Six Months Ended March 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$324,127	$290,528	$33,599	11.6%	$641,173	$578,391	$62,782	10.9%
Cost of sales	195,904	166,782	29,122	17.5%	387,114	331,741	55,373	16.7%
Gross profit	128,223	123,746	4,477	3.6%	254,059	246,650	7,409	3.0%

Operating expenses:
Research, development and technical	12,337	12,925	(588)	(4.5%)	25,665	25,353	312	1.2%
Selling, general and administrative	47,111	58,538	(11,427)	(19.5%)	103,594	114,458	(10,864)	(9.5%)
Impairment charges	—	208,221	(208,221)	(100.0%)	9,435	215,568	(206,133)	(95.6%)
Entegris Transaction-related expenses	12,243	—	12,243	N/M	18,293	—	18,293	N/M
Total operating expenses	71,691	279,684	(207,993)	(74.4%)	156,987	355,379	(198,392)	(55.8%)

Operating income (loss)	56,532	(155,938)	212,470	136.3%	97,072	(108,729)	205,801	189.3%

Interest expense, net	9,537	9,495	42	0.4%	19,280	19,080	200	1.0%
Other (expense) income, net	(1,445)	(484)	(961)	(198.6%)	(1,597)	968	(2,565)	(265.0%)
Income (loss) before income taxes	45,550	(165,917)	211,467	127.5%	76,195	(126,841)	203,036	160.1%

Provision for (benefit from) income taxes	10,979	(16,109)	27,088	168.2%	14,196	(8,563)	22,759	265.8%

Net income (loss)	$34,571	$(149,808)	$184,379	123.1%	$61,999	$(118,278)	$180,277	152.4%
Most of CMC’s foreign operations maintain their accounting records in their local currencies. As a result, period to period comparability of results of operations is affected by fluctuations in exchange rates. The impact on comparability is not material in any given period.
REVENUE
The increases in Revenue for the three and six months ended March 31, 2022 compared to the three and six months ended March 31, 2021 were primarily driven by 13.2% and 13.1% growth in the Electronic Materials segment, respectively, due to increased demand for our products, global price increases, and the addition of the materials technologies business. Consolidated revenue also increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to increased demand for PIM and QED products, partially offset by the exit of the wood treatment business.
COST OF SALES
The increases in Cost of Sales for the three and six months ended March 31, 2022 compared to the three and six months ended March 31, 2021 were primarily due to increases in sales volume and higher manufacturing, raw material, freight and logistics costs.
GROSS MARGIN
Our gross margin was 39.6% for both the three and six months ended March 31, 2022 compared to 42.6% for both the three and six months ended March 31, 2021. The decrease was primarily due to higher manufacturing, raw material, freight and logistics costs across both segments, partially offset by global price increases.

INDEX
SELLING, GENERAL AND ADMINISTRATIVE
The decrease in Selling, general and administrative expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a $4.2 million decrease in professional fees, a $3.5 million settlement related to the 2019 KMG-Bernuth warehouse fire, a $2.7 million decrease in acquisition and integration related expenses and a $1.4 million decrease in Short-Term Incentive Program (“STIP”) expense.
The decrease in Selling, general and administrative expenses for the six months ended March 31, 2022 compared to the six months ended March 31, 2021 was primarily due to a $6.9 million decrease in professional fees, a $4.8 million decrease in acquisition and integration related expenses and a $3.5 million settlement related to the 2019 KMG-Bernuth warehouse fire. These decreases were partially offset by $2.1 million of Future Forward-related expenses and a $1.8 million increase in IT expenses.
IMPAIRMENT CHARGES
The Impairment charge for the six months ended March 31, 2022 related to the remaining goodwill balance of the wood treatment business. Impairment charges for the three and six months ended March 31, 2021 related to the impairment of goodwill for the PIM reporting unit, as well as the impairment of long-lived assets and goodwill for the wood treatment business as a result of the planned closure of the wood treatment facilities. See Notes 7 and 8 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q for more information.
ENTEGRIS TRANSACTION-RELATED EXPENSES
These expenses, which were incurred during the three and six months ended March 31, 2022, relate to the Entegris Transaction. See Note 2 of “Notes to the Consolidated Financial Statements” of this Report on Form 10-Q for more information regarding the Entegris Transaction.
PROVISION FOR INCOME TAXES
The effective income tax rate for the three and six months ended March 31, 2022 was 24.1% and 18.6%, respectively, compared to 9.7% and 6.8% for the three and six months ended March 31, 2021, respectively. The changes in our effective tax rate for the three and six months ended March 31, 2022 compared to the prior year was primarily attributable to a lower unfavorable impact from the goodwill impairment charges related to PIM and wood treatment and a higher tax benefit related to share-based compensation.

INDEX
SEGMENT ANALYSIS
The segment data should be read in conjunction with our unaudited Consolidated Financial Statements and related notes included in Part 1, Item 1 of this Report on Form 10-Q.

(Dollars in thousands)	Three Months Ended March 31,				Six Months Ended March 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Segment Revenue:
Electronic Materials	$274,511	$242,547	$31,964	13.2%	$542,162	$479,345	$62,817	13.1%
Performance Materials	49,616	47,981	1,635	3.4%	99,011	99,046	(35)	—%
Total Revenue	$324,127	$290,528	$33,599	11.6%	$641,173	$578,391	$62,782	10.9%

Adjusted EBITDA:
Electronic Materials	$93,957	$81,315	$12,642	15.5%	$182,039	$162,071	$19,968	12.3%
Performance Materials	13,901	18,750	(4,849)	(25.9%)	28,902	41,725	(12,823)	(30.7%)
Unallocated corporate expenses	(11,542)	(15,261)	3,719	24.4%	(22,738)	(27,436)	4,698	17.1%
Consolidated adjusted EBITDA	$96,316	$84,804	$11,512	13.6%	$188,203	$176,360	$11,843	6.7%

Adjusted EBITDA margin:
Electronic Materials	34.2%	33.5%	70 bpts		33.6%	33.8%	-20 bpts
Performance Materials	28.0%	39.1%	-1,110 bpts		29.2%	42.1%	-1,290 bpts
ELECTRONIC MATERIALS
The increases in revenue for the three and six months ended March 31, 2022 compared to the three and six months ended March 31, 2021 were driven by growth across all segment businesses and the addition of the materials technologies business. CMP slurries increased 4.5% and 6.5%, respectively, driven by customer technology advancement and increased demand for the Company’s products. CMP pads increased 20.5% and 14.7%, respectively, due to increased demand and new position wins. Electronic chemicals increased 18.7% and 16.3%, respectively, driven by price increases, increased customer demand, and new position wins.
The increases in adjusted EBITDA for the three and six months ended March 31, 2022 compared to the three and six months ended March 31, 2021 were primarily driven by the revenue growth across all segment businesses, partially offset by higher manufacturing, raw material, freight and logistics costs.
The increase in adjusted EBITDA margin for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by revenue growth across all segment businesses. The decrease in adjusted EBITDA margin for the six months ended March 31, 2022 compared to the six months ended March 31, 2021 was primarily driven by higher manufacturing, raw material, freight and logistics costs.
PERFORMANCE MATERIALS
The increase in revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by 17.0% and 29.0% increases in PIM and QED revenue, respectively, due to increased demand for these products. The increases were partially offset by the exit of the wood treatment business, which was completed during the second fiscal quarter of 2022.
Revenue for the six months ended March 31, 2022 was essentially flat compared to the six months ended March 31, 2021, as increased demand for PIM and QED products was offset by the exit of the wood treatment business.
The decreases in adjusted EBITDA and adjusted EBITDA margin for the three and six months ended March 31, 2022 compared to the three and six months ended March 31, 2021 were primarily driven by the exit of the wood treatment business and higher raw material costs in the PIM business.

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
Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of revenue. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, adjusted for certain items that affect comparability from period to period. These adjustments include impairment charges, Entegris Transaction-related expenses, Future Forward-related expenses, acquisition and integration-related expenses, net costs related to restructuring of the wood treatment business, costs related to the Pandemic, net of grants received, and costs related to the KMG-Bernuth warehouse fire, net of recoveries.
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
RECONCILIATION OF NET INCOME TO ADJUSTED EBITDA

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Net income (loss)	$34,571	$(149,808)	$61,999	$(118,278)
Interest expense, net	9,537	9,495	19,280	19,080
Provision for (benefit from) income taxes	10,979	(16,109)	14,196	(8,563)
Depreciation and amortization	32,762	32,289	65,464	64,180
EBITDA	87,849	(124,133)	160,939	(43,581)
Entegris Transaction-related expenses	12,243	—	18,293	—
Impairment charges	—	208,221	9,435	215,568
Future Forward-related expenses	45	—	3,024	—
Net costs related to restructuring of the wood treatment business	219	46	245	72
Costs related to the Pandemic, net of grants received	—	(421)	—	841
Acquisition and integration-related expenses	(540)	2,167	(233)	4,536
Costs related to KMG-Bernuth warehouse fire, net of recoveries	(3,500)	(1,076)	(3,500)	(1,076)
Adjusted EBITDA	$96,316	$84,804	$188,203	$176,360

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Adjusted EBITDA:
Electronic Materials	$93,957	$81,315	$182,039	$162,071
Performance Materials	13,901	18,750	28,902	41,725
Unallocated corporate expenses	(11,542)	(15,261)	(22,738)	(27,436)
Consolidated adjusted EBITDA	$96,316	$84,804	$188,203	$176,360

INDEX
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2022, we had $237.7 million of cash and cash equivalents compared with $186.0 million as of September 30, 2021. On March 31, 2022, $155.0 million of cash and cash equivalents was held in foreign subsidiaries. Our total liquidity as of March 31, 2022 was $587.7 million compared to $536.0 million as of September 30, 2021 (including $350.0 million of borrowing availability under our revolving credit facility (“Revolving Credit Facility”) in both periods, which includes our letter of credit sub-facility). The increase in liquidity reflects the cash flow provided by operations, partially offset by cash used for the payment of dividends, capital expenditures, and repurchases of our common stock.
Total debt, consisting of principal outstanding on our Senior Secured Term Loan Facility (“Term Loan Facility”), amounted to $909.8 million ($920.4 million in aggregate principal amount less $10.6 million of debt issuance costs) as of March 31, 2022 and $916.3 million ($928.4 million in aggregate principal amount less $12.0 million of debt issuance costs) as of September 30, 2021. During the three months ended March 31, 2022 there were no borrowings under our Revolving Credit Facility and no balance was outstanding as of March 31, 2022.
The Revolving Credit Facility requires that the Company maintain a maximum first lien secured net leverage ratio, as defined in the credit agreement as amended (“Amended Credit Agreement”), of 4.00 to 1.00 as of the last day of each fiscal quarter. As of March 31, 2022, our maximum first lien secured net leverage ratio was 1.70 to 1.00. Additionally, the Amended Credit Agreement contains certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, asset sales and acquisitions, pay dividends and make other restricted payments and enter into transactions with affiliates. We believe we are in compliance with these covenants as of March 31, 2022 and we expect to remain in compliance with our debt covenants in the future.
Under the Merger Agreement, we are prohibited from incurring any additional indebtedness or issuing or selling any debt securities or rights to acquire debt securities, subject to certain exceptions.
The Merger Agreement limits our ability to repurchase shares of our common stock, subject to certain exceptions. As a result, we did not repurchase any shares under our share repurchase program during the second quarter of fiscal 2022.
Our Board of Directors authorized the initiation of our quarterly cash dividend program in January 2016, and since that time has increased the dividend to its current level of $0.46 per share. The terms of the Merger Agreement limit the Company’s ability to declare and pay future quarterly cash dividends, except the Company may declare quarterly cash dividends in an amount not to exceed $0.46 per share, in a manner consistent with the Company's past practices, in the event the Entegris Transaction has not closed by December 14, 2022.
We believe that cash on hand, cash available from future operations, and available borrowing capacity under our Amended Credit Agreement will be sufficient to fund our operations, expected capital expenditures, and dividend payments for at least the next twelve months.
OPERATING ACTIVITIES
We generated $110.2 million in cash flows from operating activities in the first six months of fiscal 2022, compared to $123.5 million in the first six months of fiscal 2021. The decrease was driven by $16.1 million of changes in operating assets and liabilities, partially offset by a $2.8 million increase in Net income adjusted for non-cash reconciling items.
INVESTING ACTIVITIES
In the first six months of fiscal 2022, net cash used in investing activities was $23.3 million, compared to $20.8 million in the first six months of fiscal 2021. This was primarily driven by an increase in capital expenditures of $2.2 million.
FINANCING ACTIVITIES
In the first six months of fiscal 2022, cash flows used in financing activities were $32.3 million, compared to $36.7 million in the first six months of fiscal 2021. This was primarily driven by an increase in proceeds from the issuance of stock, related to higher stock option exercises during the first six months of fiscal 2022, partially offset by an increase in repayment of long-term debt.
CONTRACTUAL OBLIGATIONS
There have been no material changes to the Company’s significant contractual obligations during fiscal 2022, except as discussed below.

INDEX
We have been operating under a multi-year supply agreement for the purchase of certain raw materials, which runs through December 2022. As of March 31, 2022, purchase obligations include an aggregate amount of $6.8 million of contractual commitments related to this agreement. In addition, we have a purchase commitment of $4.5 million through December 2022 for non-water based carrier fluid.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as of March 31, 2022.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Stock price changes may result from a variety of factors, including, among others, changes in CMC’s or Entegris’ respective businesses, operations and prospects, reductions or changes in U.S. and foreign government spending or budgetary policies, market assessments of the likelihood that the Entegris Transaction will be completed, interest rates, general market, industry, geopolitical and economic conditions and other factors generally affecting the respective prices of CMC’s or Entegris’ common stock, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which CMC or Entegris operate, and the timing of the Entegris Transaction and receipt of required regulatory approvals.
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
There can be no assurance that the Entegris Transaction will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Entegris Transaction, including (i) the receipt of all consents, approvals or authorizations of, declarations or filings under other applicable competition laws and foreign investment laws; (ii) the absence of certain legal impediments preventing the completion of the Merger; (iii) the authorization for listing of Entegris common stock to be issued in connection with the merger on the NASDAQ and (iv) the accuracy of the representations and warranties of the parties and the compliance by the parties with their respective covenants in the Merger Agreement.
There can be no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions

INDEX
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
These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration.
CMC WILL INCUR SIGNIFICANT TRANSACTION-RELATED AND INTEGRATION COSTS IN CONNECTION WITH THE ENTEGRIS TRANSACTION
We have incurred and expect to incur a number of non-recurring costs associated with combining our operations with that of Entegris, as well as transaction fees and other costs related to the Entegris Transaction. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including retention and severance payments that may be made to certain CMC employees, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the Entegris Transaction is completed.
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

INDEX
LITIGATION RELATING TO THE ENTEGRIS TRANSACTION HAS BEEN FILED AGAINST US AND OUR BOARD OF DIRECTORS, AND ADDITIONAL LITIGATION MAY BE FILED AGAINST US AND OUR BOARD OF DIRECTORS IN THE FUTURE, WHICH COULD PREVENT OR DELAY THE COMPLETION OF THE ENTEGRIS TRANSACTION OR RESULT IN THE PAYMENT OF DAMAGES
Litigation relating to the Entegris Transaction has been filed against us and our board of directors, and though we believe we have mooted all claims that were filed it is possible that additional litigation by our stockholders may be filed against us and our board of directors in the future. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Entegris Transaction and may be costly and distracting to our management.
RISKS RELATING TO OUR BUSINESS, STRATEGY AND OPERATIONS
OUR BUSINESS AND RESULTS OF OPERATIONS MAY CONTINUE TO BE ADVERSELY AFFECTED BY THE ONGOING CORONAVIRUS (COVID-19) PANDEMIC AND RELATED ADVERSE IMPACT TO WORLDWIDE ECONOMIC AND INDUSTRY CONDITIONS
The global impact of the Pandemic, which has created significant volatility, uncertainty and economic disruption across the world and in the countries and locations in which we and our customers and suppliers operate, continues in varying degrees and locations, especially in places experiencing low vaccination rates and/or the spread of variants of the COVID-19 virus. Overall, our Electronic Materials segment has remained generally stable throughout the Pandemic, and strengthened through fiscal 2020 and 2021 and into our first and second quarters of fiscal 2022, with increased demand conditions from the prior year in each of our Electronic Materials businesses, despite the ongoing nature of the Pandemic. With respect to our Performance Materials segment, while the Pandemic has had a significant adverse impact on our Performance Materials’ PIM business, which first appeared during the second half of our fiscal 2020 and continued through our first quarter of fiscal 2022, as the demand for drag reducing agents (“DRAs”) declined significantly due to the ongoing dislocation in the energy sector caused by the Pandemic, demand for our PIM products strengthened significantly in our second quarter of fiscal 2022. Despite the improvement in demand conditions to date in fiscal 2022 year over year and sequentially, recovery has been lower than anticipated, and certain factors such as inflationary costs related to raw materials continue to adversely affect the PIM reporting unit. The extent to which the ongoing Pandemic may further impact our business, operations, results of operations and financial condition is uncertain and difficult to estimate, and depends on numerous evolving factors that we may not be able to accurately predict, which may include: an ongoing adverse global economic environment with respect to inflationary pressures and supply chain dislocations that could further reduce demand and/or pricing for our products and services; Disruptions to our supply chain in connection with the sourcing of or pricing for materials, equipment and logistics or other services and support necessary to our business as a longer term result of the Pandemic and efforts to contain the spread of the Pandemic; Adverse impacts on our business and those of our customers resulting from renewed actions taken by governments, businesses, or the general public in an effort to limit exposure to and spread of such infectious diseases, such as renewed travel restrictions, quarantines, and business shutdowns or slowdowns; Negative impacts to our operations, including reductions in production levels, research and development (“R&D”) activities, and qualification activities with our customers; and, deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures, result in losses on our holdings of cash and investments due to failures of financial institutions and other parties, and result in losses on our accounts receivables due to credit defaults or our customers’ inability to pay. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. A further sustained or prolonged outbreak or return of the Pandemic in the places in which we do business, such as that seen in the spread of variants of the COVID-19 virus through our first and second quarters of fiscal 2022, could exacerbate the adverse impact of such measures on our Company.
DEMAND FOR OUR PRODUCTS FLUCTUATES AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY WORLDWIDE ECONOMIC, INDUSTRY AND OTHER CONDITIONS
Our business is affected by economic and industry conditions, such as those still being adversely affected by the Pandemic, and the majority of our revenue derives from our Electronic Materials segment, which is primarily dependent upon semiconductor industry demand. With respect to our Electronic Materials segment, historically, semiconductor industry demand has fluctuated due to economic and industry cycles and seasonal shifts in demand, which can affect our business, causing demand for our electronic materials products to fluctuate. For example, prior to the Pandemic, the relatively soft demand conditions in the semiconductor industry that had commenced in our second fiscal quarter of 2019 and continued into our first fiscal quarter of 2020 had begun to ameliorate in the beginning of the second fiscal quarter of 2020. While our Electronic Materials segment experienced relatively stable conditions during the second half of fiscal 2020 and strengthened through fiscal 2021 and our first and second quarters of fiscal 2022, uncertainty remains as to our fiscal 2022 demand conditions for the semiconductor industry given the continued impact of the Pandemic, albeit ameliorating, and related macroeconomic and geopolitical challenges such as those occasioned by Russia’s invasion of Ukraine and the resulting ongoing conflict, including inflationary pressures, supply chain and logistics challenges, as well as related including supply constraints at some of our customers serving certain areas, such as the automotive and industrial sectors. Furthermore, competitive dynamics within the semiconductor industry may impact our

INDEX
business. Our limited visibility to future customer orders makes it difficult for us to predict industry trends, especially during unusual adverse circumstances, such as the Pandemic and related macroeconomic and geopolitical factors. If the global economy or the semiconductor industry does not continue to improve or weakens again, whether in general or as a result of the Pandemic or other specific factors, such as macroeconomic factors, or unpredictable events such as natural disasters, geopolitical conditions such as those related to Russia’s invasion of Ukraine and the ongoing conflict, and international trade tensions, civil unrest, or additional global health crises, we could experience material adverse impacts on our results of operations and financial condition. Some additional factors that may affect demand for our electronic materials products include: demand trends for different types of electronic devices such as logic versus memory integrated circuit (“IC”) devices, or digital versus analog IC devices; the various technology nodes at which those products are manufactured; customers' efficiencies in the use of CMP consumables and/or high-purity process chemicals (“electronic chemicals”); customers’ device architectures and specific manufacturing processes; the short order to delivery time for our products; quarter-to-quarter changes in customer order patterns; market share and competitive gains and losses; and pricing changes by us and our competitors.
As to our Performance Materials segment, although demand for our PIM products increased in the first and second quarters of fiscal 2022, our PIM business may be further impacted by changes in the oil and gas industries, such as the ongoing significant dislocation in these industries caused by the Pandemic and supply chain related challenges. Expectations about future prices and price volatility in the sector, which affect our customers’ activity levels, are important in determining future spending levels for customers of our PIM products and services. The ongoing volatility in worldwide oil and natural gas prices and markets are an example of historical volatility in this sector, and such volatility is likely to continue in the future. As is currently the case, prices for oil and natural gas are subject to wide fluctuations in response to relatively minor or major changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, decreases or increases in supplies from U.S. shale production or other oil production, geopolitical conditions, including armed conflict such as Russia’s invasion of Ukraine and international trade tensions, sovereign debt crises, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to economic growth or contraction such as seen related to the Pandemic, and related factors in countries such as China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the Organization of the Petroleum Exporting Countries and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions, such as those currently seen arising from the Pandemic.
Further, adverse global economic, industry and other conditions could have other negative effects on our Company. For instance, we could experience negative impacts on cash flows due to the inability of our customers to pay their obligations to us, or our production processes and profitability could be harmed if our suppliers significantly raise their prices, or cannot fulfill their obligations, to us. As a result of these or other conditions, and as experienced in the second quarter of our fiscal year 2021 with the impairment charge we took in our PIM business unit, further described in Note 9 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, we also might have to further reduce the carrying value of goodwill and other intangible assets, which could harm our financial position and results of operations.
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
We depend on our supply chain to enable us to meet the demands of our customers. Our supply chain includes the raw materials we use to manufacture our products, our production operations and the means by which we deliver our products to our customers. Our business could be adversely affected by any problem or interruption in the supply of the key raw materials we use in our products, including raw materials that do not meet the stringent quality and consistency requirements of our customers, any problem or interruption that may occur during production or delivery of our products, such as weather-related problems, natural disasters, logistics challenges, global public health crises such as the ongoing Pandemic, geopolitical issues such as those related to Russia’s invasion of Ukraine and the ongoing conflict, trade or labor-related issues, civil unrest, or any difficulty in producing sufficient quantities of our products to meet growing demand from our customers. In particular, natural disasters and severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our operations by disrupting services provided by service companies or suppliers with whom we have a business relationship. Additionally, some of our full-time employees are represented by labor unions, works councils or comparable organizations, particularly in Europe. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. As our current agreements with labor unions and works councils expire, we cannot provide assurance that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations. As experienced in the second half of our fiscal 2021 and ongoing through the first half of our fiscal 2022, our supply chain may also be negatively impacted by unanticipated price increases due to factors such as inflation or to supply restrictions beyond the control of our Company or our raw materials suppliers, such as those related to or arising from the Pandemic.
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

INDEX
OUR BUSINESS COULD BE ADVERSELY IMPACTED IF WE ARE NOT SUCCESSFUL IN ACHIEVING TARGETED SAVINGS AND EFFICIENCIES FROM COST REDUCTION INITIATIVES
To mitigate cost challenges and improve our business and financial performance, we have initiated an enterprise-wide cost optimization program, called “Future Forward,” designed to reduce expenses and enhance operational efficiencies. The Future Forward Program has and may include position eliminations, location rationalization, and reductions in outside services and discretionary spending, as well as other actions to reduce costs. We may not realize anticipated cost savings or other benefits from such initiatives, whether at all or according to timetables we have established. If we are unable to realize the anticipated benefits, our ability to fund other initiatives may be adversely affected, and failure to implement these initiatives in accordance with our plans could adversely affect our business.
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
WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS
We currently have operations and a large customer base outside the U.S. Approximately 68% of our revenue was generated by sales to customers outside the U.S. for the fiscal year ended September 30, 2021. We may encounter risks in doing business in certain countries other than the U.S., including, but not limited to, adverse changes in economic and political conditions, both in foreign locations and in the U.S. with respect to non-U.S. operations of U.S. businesses like ours, geopolitical issues such as those related to Russia’s invasion of Ukraine and the ongoing conflict, trade tensions, global health crises such as the ongoing Pandemic, civil unrest, fluctuation in exchange rates, changes in international trade requirements and sanctions and/or tariffs that affect our business and that of our customers and suppliers, compliance with a variety of foreign laws and regulations and related audits and investigations, as well as difficulty in enforcing business and customer contracts and agreements, including protection of intellectual property rights. We also may encounter risks that we may not be able to repatriate additional earnings from our operations outside the U.S., derive anticipated tax benefits of these operations or recover the investments made in them, whether due to regulatory or policy changes in the U.S. or in the countries outside of the U.S. in which we do business, or other factors.
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
2. The classification of penta as a Persistent Organic Pollutant (“POP”) under the Stockholm Convention adversely affected our ability to manufacture or sell our penta products and completed our exit of this business in the second quarter of fiscal 2022. We took a restructuring charge in our fourth fiscal quarter of 2019, and asset impairment charges in each the fourth quarter of fiscal 2019, the fourth quarter of fiscal 2020, each of our quarters of fiscal 2021, and the first quarter of fiscal 2022, related to the decisions to close our wood treatment facilities and to exit the wood treatment business, as described further in Note 8 of Part 1 of this Report on Form 10-Q and in Note 10 of “Notes to the Consolidated Financial Statements” included in Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. No assurance can be given that we will not incur significant expenditures in connection with completing closure of the wood treatment facilities.
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
CURRENT OR FUTURE CLIMATE CHANGE REGULATIONS COULD RESULT IN INCREASED OPERATING COSTS AND REDUCED DEMAND FOR OUR PRODUCTS
The U.S. has rejoined the Paris Climate Accord but to date, has not ratified the Kyoto Protocol. The Clean Air Act has been interpreted to regulate greenhouse gas (“GHG”) emissions and the EPA is using its existing regulatory authority to develop regulations requiring reduction in GHG emissions from various categories of sources, such as when a permit is required due to emissions of other pollutants. Because of the lack of any comprehensive legislation program addressing GHGs, a number of U.S. federal laws related to GHG emissions have been considered by the U.S. Congress from time to time and various state, local and regional regulations and initiatives have been enacted or are being considered related to GHGs.
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
THE MARKET PRICE FOR OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY AND RAPIDLY
The market price of our common stock has fluctuated and could continue to fluctuate significantly as a result of factors such as: the Entegris Transaction, economic, geopolitical (i.e., Russia’s invasion of Ukraine), global public health (i.e., the Pandemic), political and stock market conditions generally and specifically as they may impact participants in the semiconductor and related industries; and/or participants in oil and gas related industries; changes in financial estimates and recommendations by securities analysts who follow our stock; earnings and other announcements, and changes in market evaluations, by securities analysts, investors, market participants or others, of or related to, us or participants in the semiconductor and related industries; changes in business, trade or regulatory conditions affecting us or participants in the semiconductor and related industries; announcements or implementation by us, our competitors, or our customers of technological innovations, new products or different business strategies; changes in our capital deployment strategy, issuances of shares of our capital stock or entering into a business combination or other strategic transaction; and trading volume of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any shares under our share repurchase program during the second quarter of fiscal 2022. Refer to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Liquidity and Capital Resources,” of this Report on Form 10-Q for more information regarding our share repurchase program.
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

CMC MATERIALS, INC.
[Registrant]

Date: May 5, 2022	By:	/s/ JEANETTE A. PRESS
Jeanette A. Press Interim Chief Financial Officer and Principal Accounting Officer [Principal Financial Officer]